Form 10-Q
period 1996-04-30
FIRST CASH INC
filed 1996-06-05
CIK 840489

                               FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended           Commission File Number:
            April 30, 1996                      0-19133


                            FIRST CASH, INC.
         (Exact name of registrant as specified in its charter)


                Delaware                        75-2237318
        (State of Incorporation)      (IRS Employers Identification
                                                  Number)
        690 East Lamar, Suite 400
            Arlington, Texas                       76011
(Address of principal executive offices)         (Zip Code)

                            (817)460-3947
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   x      No
                            -----        -----
As of June 5, 1996, there were 3,697,500 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

                             FIRST CASH, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  April 30,    July 31,
                                                    1996         1995
                                                    ----         ----
                                                 (unaudited)
                                                 (amounts in thousands)
                  ASSETS
Cash and cash equivalents...................      $    636     $    266
Service charges receivable..................         1,378        1,360
Loans.......................................         9,330        9,158
Inventories ................................         7,457        7,639
Prepaid expenses and other current assets...           717          448
                                                  --------     --------
     Total current assets...................        19,518       18,871
Property and equipment, net.................         5,076        4,648
Intangible assets, net......................        19,103       19,343
Other.......................................           970          893
                                                  --------     --------
                                                  $ 44,667     $ 43,755
                                                  ========     ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
  notes payable.............................      $    381     $    373
Accounts payable and accrued expenses.......         1,294        1,198
Income taxes payable........................           656          273
                                                  --------     --------
     Total current liabilities..............         2,331        1,844
Revolving credit facility...................         8,700        9,700
Long-term debt and notes payable, net of
  current portion...........................         2,302        2,041
Debentures Due 1999.........................         7,500        7,500
Debentures Due 2004.........................         2,500        2,500
Deferred income taxes.......................         1,223        1,223
                                                  --------     --------
                                                    24,556       24,808
                                                  --------     --------
Stockholders' equity:
Preferred stock; $.01 par value; 10,000,000
  shares authorized; no shares issued or
  outstanding...............................             -            -
Common stock; $.01 par value; 20,000,000
  shares authorized; 4,145,084 and 4,130,084
  shares issued, respectively; 3,674,125 and
  3,659,125 shares outstanding, respectively            42           42
Additional paid-in capital..................        17,475       17,415
Retained earnings...........................         4,859        3,755
Common stock held in treasury, at cost,
  470,959 shares............................        (2,265)      (2,265)
                                                  --------     --------
                                                    20,111       18,947
                                                  --------     --------
                                                  $ 44,667     $ 43,755
                                                  ========     ========

               The accompanying notes are an integral
       part of these condensed consolidated financial statements.

                                  FIRST CASH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                    Three Months Ended        Nine Months Ended
                                   April 30,    April 30,    April 30,    April 30,
                                     1996         1995         1996         1995
                                     ----         ----         ----         ----
                                   (amounts in thousands, except per share amounts)
Revenues:
     Merchandise sales........... $  6,474     $  5,480     $ 18,884     $ 14,987
     Pawn service charges........    3,242        2,826        9,533        8,330
     Other.......................       12           42           43          150
                                  --------     --------     --------     --------
                                     9,728        8,348       28,460       23,467
                                  --------     --------     --------     --------
Cost of goods sold and expenses:
     Cost of goods sold..........    4,374        3,748       12,736        9,609
     Operating expenses..........    3,204        2,712        9,239        7,887
     Interest expense............      497          556        1,569        1,585
     Depreciation................      136          131          401          375
     Amortization................      138          143          414          408
     Administrative expenses.....      841          736        2,300        2,252
                                  --------     --------     --------     --------
                                     9,190        8,026       26,659       22,116
                                  --------     --------     --------     --------
Income before income taxes.......      538          322        1,801        1,351
Provision for income taxes.......      208          118          697          499
                                  --------     --------     --------     --------
Net income....................... $    330     $    204     $  1,104     $    852
                                  ========     ========     ========     ========

Net income per common share...... $    .08     $    .06     $    .29     $    .23

Weighted average common shares
  and common stock equivalents
  outstanding....................    3,945        3,695        3,754        3,732

                      The accompanying notes are an integral
            part of these condensed consolidated financial statements.

                            FIRST CASH, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                     Nine-Month Period
                                                      Ended April 30,
                                                     -----------------
                                                      1996       1995
                                                      ----       ----
                                                  (amounts in thousands)
Cash flows from operating activities:
  Net income....................................   $ 1,104     $    852
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization.............       815          783
 (Increase) decrease in:
    Service charges receivable..................        (9)           7
    Inventories.................................       216       (1,467)
    Prepaid expenses and other assets...........      (346)         318
  Increase (decrease) in:
    Accounts payable and accrued expenses.......        96         (157)
    Income taxes payable........................       383          441
                                                   --------    --------
      Net cash flows from operating activities..     2,259          777
                                                   --------    --------
Cash flows from investing activities:
  Net (increase) decrease in loans..............      (124)          69
  Purchases of property and equipment...........      (829)        (183)
  Acquisition of existing stores................      (265)      (2,331)
                                                   --------    --------
      Net cash flows from investing activities..     (1,218)     (2,445)
                                                   --------    --------
Cash flows from financing activities:
  Proceeds from debt............................     10,046       7,050
  Repayments of debt............................    (10,777)     (4,430)
  Repurchase of treasury stock..................          -        (777)
  Proceeds from exercise of stock options.......         60           -
                                                   --------    --------
      Net cash flows from financing activities..       (671)      1,843
                                                   --------    --------
Increase in cash and cash equivalents...........        370         175
Cash and cash equivalents at beginning of
  the period....................................        266         367
                                                   --------    --------
Cash and cash equivalents at end of the period..   $    636    $    542
                                                   ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest..................................   $  1,565    $  1,564
                                                   ========    ========
      Income taxes..............................   $    260    $     58
                                                   ========    ========

                 The accompanying notes are an integral
        part of these condensed consolidated financial statements.

                            FIRST CASH, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash, Inc. and its wholly-owned subsidiaries, American Loan & Jewelry, Inc. and Famous Pawn, Inc. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1995 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of April
30, 1996 and for the periods ended April 30, 1996 and 1995 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - FEDERAL INCOME TAXES

     The provision for federal income taxes in the accompanying condensed consolidated financial statements has been calculated based upon the Company's estimate of its anticipated effective tax rate for the full fiscal year.

NOTE 3 - EARNINGS PER SHARE

     Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

NOTE 4 - SUBSEQUENT EVENT

     The Company acquired three pawnshops in Baltimore, Maryland in an asset purchase including pawn loans, fixed assets, layaway deposits and intangible assets from an unaffiliated corporation on May 13, 1996. The three pawnshops were acquired for a cash purchase price of $2,400,000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are derived primarily from service charges on pawn loans and the sale of unredeemed goods, or "merchandise sales". Loans are made for a 30-day term with an automatic extension of 60 days in Texas, 30 days in Oklahoma and 15 days in Maryland. Loans made in Washington, DC are made for 120 days with no automatic extension. All loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on the loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the amount of the loan. Service charge rates are 144% on an annualized basis in Maryland, regardless of loan amount. In Washington, DC, loans up to $40 bear a flat $2 charge per month, while loans over $40 bear a 60% annualized rate. In its Texas stores, the Company recognizes service charges at the inception of the loan at the lesser of the statutory amount for the initial 30-day term or $15, in accordance with state law. In Oklahoma, Maryland and Washington, DC the Company recognizes service charges at the inception of the loan at the amount allowed by law for the first 30 days. Pawn service charge income applicable to the remaining term and/or extension period is not recognized until the loan is repaid or renewed. If a loan is not repaid prior to the expiration of the automatic extension period, the property is forfeited to the Company and held for resale.

     As a result of the Company's policy of accruing pawn service charges only for the initial 30-day term, unredeemed merchandise is transferred to inventory at a value equal to the loan principal plus one-month's accrued interest. The Company's accounting policy defers recognition of an amount of income equal to the amount of pawn service charges relating to the remaining term and/or extension period until the loan is repaid, renewed, or until the merchandise is resold. As a result of this policy, the Company's annualized loan yield is lower than certain of its publicly traded competitors. Conversely, this revenue recognition policy results in inventory being recorded at a lower value, which results in realization of a larger gross profit margin on merchandise sales than would be realized by certain of its publicly traded competitors, which lessens the risk that the inventory's cost will exceed its realizable value when sold. However, if the pawn loan is repaid or renewed, or if the forfeited merchandise is resold, the amount of income which would be recognized by the Company or certain of its publicly traded competitors would be the same over time.

     Although the Company has had significant increases in revenues due to acquisitions and store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to establishing a management team and supporting personnel associated with the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder related expenses.
                                   6

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE MONTHS ENDED
APRIL 30, 1995

     Total revenues increased 21% to $28,460,000 for the nine months ended April 30, 1996 (the "Nine-Month 1996 Period") as compared to $23,467,000 for the nine months ended April 30, 1995 (the "Nine-Month 1995 Period"). Of the $4,993,000 increase in total revenues, $3,748,000 relates to the 36 stores which were in operation throughout both the Nine-Month 1995 Period and the Nine-Month 1996 Period. The remaining increase of $1,245,000 resulted from revenues generated by 8 stores (net of one store consolidated) which were acquired or opened subsequent to August 1, 1994. In addition, $3,897,000 of the increase in total revenues was attributable to increased merchandise sales, $1,203,000 was attributable to increased pawn service charges, and the remaining decrease of $107,000 was attributable to the decrease in other income. As a percentage of total revenues, merchandise sales increased from 64% to 66%, and pawn service charges decreased from 35% to 33%, during the Nine-Month 1996 Period as compared to the Nine-Month 1995 Period.

     The aggregate loan balance increased 10% from $8,488,000 at April 30, 1995 to $9,330,000 at April 30, 1996. Of the $842,000 increase,
$163,000 was attributable to the addition of 3 stores since April 30, 1995 (net of one store consolidated). The remaining increase of $679,000 was due to the 8% increase in same-store loan balances at the 41 stores in operation at both April 30, 1995 and April 30, 1996.
The annualized yield on the average aggregate loan balance was 138% during the Nine-Month 1996 Period compared to 141% during the Nine-Month 1995 Period. The Company's average loan balance per store increased from $202,000 as of April 30, 1995 to $212,000 as of April 30, 1996.

     The gross profit as a percentage of merchandise sales decreased from 36% during the Nine-Month 1995 Period to 33% during the Nine-Month 1996 Period. This decrease in the Company's gross profit margin on merchandise sales was primarily the result of large jewelry scrap sales in the first nine months of fiscal 1996 in an effort to lower the Company's overall inventory levels. Such scrap sales have much smaller profit margins than the Company's regular retail sales.

     Operating expenses increased 17% to $9,239,000 during the Nine-Month 1996 Period compared to $7,887,000 during the Nine-Month 1995 Period, primarily as a result of the addition of 3 stores (net) subsequent to April 30, 1995, as well as overall higher revenues at the Company's existing stores. Administrative expenses increased 2% to $2,300,000 during the Nine-Month 1996 Period compared to $2,252,000 during the Nine-Month 1995 Period. Interest expense decreased to $1,569,000 in the Nine-Month 1996 Period compared to $1,585,000 in the Nine-Month 1995 Period as a result of reductions in the Company's overall debt balance, and lower interest rates.

     For the Nine-Month 1996 and 1995 Periods, the Company's tax provisions of 39% and 37%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1995

     Total revenues increased 17% to $9,728,000 for the three month period ended April 30, 1996 ("the Third Quarter of Fiscal 1996") as compared to $8,348,000 for the three month period ended April 30, 1995 ("the Third Quarter of Fiscal 1995"). Of the $1,380,000 increase in total revenues, $1,262,000 relates to the 41 stores which were in operation throughout both the Third Quarter of Fiscal 1996 and the Third Quarter of Fiscal 1995. The remaining increase of $118,000 resulted from revenues generated by 3 stores (net of one store consolidated) which were open for only a portion of both the Third Quarter of Fiscal 1996 and the Third Quarter of Fiscal 1995. In addition, $994,000 of the increase in total revenues was attributable to increased merchandise sales, $416,000 was attributable to increased pawn service charges, and the remaining decrease of $30,000 was attributable to the decrease in other income. As a percentage of total revenues, merchandise sales increased from 66% to 67%, and pawn service charges decreased from 34% to 33%, during the Third Quarter of Fiscal 1996 as compared to the Third Quarter of Fiscal 1995.

      The aggregate loan balance increased 10% from $8,488,000 at April 30, 1995 to $9,330,000 at April 30, 1996. Of the $842,000 increase,
$163,000 was attributable to the addition of 3 stores since April 30, 1995 (net of one store consolidated). The remaining increase of $679,000 was due to the 8% increase in same-store loan balances at the 41 stores in operation at both April 30, 1995 and April 30, 1996.
The Company's average loan balance per store increased from $202,000 as of April 30, 1995 to $212,000 as of April 30, 1996.

     The gross profit as a percentage of merchandise sales was 32% during the Third Quarter of Fiscal 1995 and the Third Quarter of Fiscal 1996. Operating expenses increased 18% to $3,204,000 during the Third Quarter of Fiscal 1996 compared to $2,712,000 during the Third Quarter of Fiscal 1995, primarily as a result of the 3 stores (net) added subsequent to April 30, 1995, and higher overall revenues at the Company's existing stores. Administrative expenses increased 14% to $841,000 during the Third Quarter of Fiscal 1996 compared to $736,000 during the Third Quarter of Fiscal 1995. Interest expense decreased to $497,000 in the Third Quarter of Fiscal 1996 compared to $556,000 in the Third Quarter of Fiscal 1995 as a result of lower interest rates on the Company's debt.

     The Company's effective tax rate of 39% of income before income taxes for the Third Quarter of Fiscal 1996 differed from the statutory federal tax rate of 34% primarily as a result of state income taxes, net of federal benefit. The effective tax rate of 37% of income before income taxes for the Third Quarter of Fiscal 1995 differed from the statutory federal tax rate of 34% primarily as a result of state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, seller-financed indebtedness, and the private placement of convertible debentures.

     The Company maintains a $20,000,000 long-term line of credit with Bank One, Texas, NA (the "Credit Facility"). The Credit Facility bears interest at a variable rate which fluctuates between the bank's prime lending rate and the prime lending rate minus one-half of one percent, and matures in December 1997. The Credit Facility allows the Company to borrow funds based upon 80% of loans and service charges receivable and 60% of inventory of the Company. As of April 30, 1996, $8,700,000 was drawn under this Credit Facility and an additional $4,341,000 was available to the Company pursuant to the available borrowing base. The Credit Facility requires that interest be paid monthly with the principal due upon maturity. It is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company believes it was in compliance with these requirements and covenants during the nine month period ended April 30, 1996 and as of June 5, 1996.

     On May 13, 1996, the Company acquired three pawnshops and related assets in Baltimore, Maryland for a cash purchase price of $2,400,000.

     As of April 30, 1996, the Company's primary sources of liquidity were $636,000 in cash and cash equivalents, $1,378,000 in service charges receivable, $9,330,000 in loans, $7,457,000 in inventories and $4,341,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of April 30, 1996 of $17,187,000 and a total liabilities to equity ratio of 1.2 to 1.

     Net cash provided by operating activities for the Company during the Nine Month 1996 Period was $2,259,000 as compared with net cash provided by operating activities of $777,000 during the Nine Month 1995 Period. The change is primarily the result of decreasing inventories during the first nine months of fiscal 1996 and increasing inventory balances during the same period of fiscal 1995. Net cash used for investing activities during the Nine Month 1996 Period was $1,218,000 as compared with $2,445,000 during the Nine Month 1995 Period. This decrease reflects fewer store acquisitions during the Nine Month 1996 Period, when compared to the corresponding period of fiscal 1995. Net cash used by financing activities of $671,000 during the Nine Month 1996 Period relates primarily to net decreases in the Company's debt balances.

     The profitability and liquidity of the Company are affected by the amount of loans outstanding, which is controlled in part by the Company's loan decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated sale value tend to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated sale value of the pledged property can result in an increase in the Company's pawn service charge income. Also larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In each of the Company's last three fiscal years, at least 70% of the amounts loaned were either paid in full or renewed. The Company's renewal policy allows customers to renew pawn loans by repaying all accrued interest on such pawn loans. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of June 5, 1996.
The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis.

Part II.  Other Information

Item 4.  Submission of matters to a vote of security holders

         On February 1, 1996, the Company held its annual meeting of stockholders and its stockholders voted for (or ratified) the following proxy proposals as a result of a majority of the Company's outstanding capital stock voting in favor of the proposals. The proposals ratified at the February 1, 1996 annual stockholders' meeting are as follows:

         1.  The stockholders ratified the selection of Price
             Waterhouse LLP as independent auditors of the Company for the fiscal year ending July 31, 1996.
         2. The stockholders re-elected Phillip E. Powell as a director of First Cash, Inc.

Item 6.  Exhibits and reports on Form 8-K

        27.0  Financial Data Schedules


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 1996                            FIRST CASH, INC.
                                               ----------------
                                               (Registrant)


Phillip E. Powell                              Rick L. Wessel
- - -----------------                              --------------
Phillip E. Powell                              Rick L. Wessel
Chairman of the Board and                      Chief Accounting Officer
Chief Executive Officer