Form 10-K
period 1996-07-31
FIRST CASH INC
filed 1996-10-29
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
 x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 1996, or
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from           to
Commission file number 0-19133 ---------    ----------

                               FIRST CASH, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 75-2237318
  (state or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

  690 East Lamar Blvd., Suite 400
          Arlington, Texas                               76011
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No  	.
                                                       ---          ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the last reported sales price on the Nasdaq Stock Market on October 21, 1996 is $19,525,385. As of October 21, 1996, there were 3,719,121 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on January 16, 1997 is incorporated by reference in
Part III, Items 10, 11, 12 and 13.



                               FIRST CASH, INC.
                                  FORM 10-K

                  For the Fiscal Year Ended July 31, 1996

                             TABLE OF CONTENTS
                             -----------------
PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

SIGNATURES




                                    PART I
                                    ------
ITEM 1.  BUSINESS
-----------------

GENERAL

     First Cash, Inc. (the "Company") is the third largest publicly traded pawnshop operator in the United States with 54 stores in Texas, Oklahoma, Maryland and Washington, D.C. as of October 21, 1996. The Company engages in both consumer finance and retail sales activities. The Company provides a convenient source for consumer loans, lending money against pledged tangible personal property such as jewelry, electronic equipment, tools, firearms, sporting goods and musical equipment. The Company also functions as a retailer of previously-owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers, as well as new merchandise acquired in close-out purchases. For the fiscal year ended July 31, 1996, the Company's revenues were derived 65% from retail activities, and 35% from lending activities. The Company provides its customer base timely and convenient access to short-term credit not generally available from commercial banks, finance companies or other financial institutions.

     Management believes the pawnshop industry is highly fragmented with approximately 9,000 stores in the United States and is in the early stages of achieving greater efficiencies through consolidation. The four publicly traded pawnshop companies operate less than 8% of the total pawnshops in the United States. Management believes significant economies of scale, increased operating efficiencies, and revenue growth are achievable by increasing the number of stores under operation and introducing modern merchandising techniques, point-of-sale systems, improved inventory management and store remodeling. The Company's objectives are to increase consumer loans and retail sales through selected acquisitions and new store openings and to enhance operating efficiencies and productivity. During fiscal 1996, 1995 and 1994, the Company added 7, 7 and 10 stores to its network, respectively, net of stores sold or consolidated.

     The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly owned subsidiaries, American Loan & Jewelry, Inc. and Famous Pawn, Inc. The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817)460-3947.

RECENT DEVELOPMENTS

     In May 1996, the Company acquired three pawnshops in Baltimore, Maryland in an asset purchase including fixed assets, layaways and pawn loans from an unaffiliated corporation which is wholly-owned by a former employee of the Company, for an aggregate purchase price of $2,446,000 consisting of $2,400,000 cash paid to the seller, and legal, consulting and other fees of $46,000. In June 1996, the Company acquired three additional pawnshops in Baltimore, Maryland in an asset purchase including fixed assets, layaways, pawn loans and inventory from an unaffiliated corporation for an aggregate cash purchase price of $1,662,000 consisting of $1,590,000 paid to the seller, and legal, consulting and other fees of $72,000. The Company financed substantially all of the cash purchase price for both of these acquisitions through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, and location and condition of the facilities.

     In August 1996, the Company entered into a management agreement to operate and manage pawnshops for JB Pawn, Inc., a Texas corporation. JB Pawn, Inc. will own and provide 100% of the financing for the pawnshops, and will incur all direct costs to operate the pawnshops, including but not limited to payroll, store operating expenses, cost of inventory, and pawn loans. The Company will receive a monthly management fee for each store managed, and will provide computer support, accounting, auditing, oversight and management of these stores. JB Pawn, Inc. is 100% owned and controlled by Mr. Jon Burke, a brother of a director of the Company. In the event that JB Pawn, Inc. receives an offer to purchase any of its pawnshops, the Company shall have a first right of refusal to match such offer.

INDUSTRY

     The pawnshop industry in the United States is a growing industry, with the highest concentration being in the Southeast and Southwest. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest development of pawnshops. The Company believes that the majority of pawnshops are owned by individuals operating one to three locations. Management further believes that the highly fragmented nature of the industry is due among other factors to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

     In recent years, several operators have begun to develop multi-unit chains through acquisitions and new store openings. As of September 30, 1996, the four publicly traded pawnshop companies operated approximately 650 stores in the United States. Accordingly, management believes that the industry is in the early stages of consolidation.

BUSINESS STRATEGY

     The Company's business plan is to continue a growth strategy of expansion through selected acquisitions and new store openings and to enhance operating efficiencies and productivity at both newly acquired and existing stores.

Acquisitions and New Store Openings

     Because of the highly fragmented nature of the pawnshop industry and the availability of "mom & pop" sole proprietor pawnshops willing to sell their stores, the Company believes that acquisition opportunities as well as favorable new store locations exist. Therefore, the Company intends to expand through a combination of acquisitions and start-up stores.

     The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches regulatory issues. Specific store acquisition criteria include an evaluation of the volume of annual loan transactions, outstanding loan balances, historical redemption rates, the quality and quantity of inventory on hand, management expertise, and location and condition of the facility, including lease terms.

     The Company has opened nine new stores since its inception and currently intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be ready for business within six weeks. The investment required to open a new store includes inventory, funds available for pawn loans, store fixtures, security systems, and a computer system. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $150,000 and $200,000 is required to fund a new store for the first six months of operation. Because existing stores already have an established customer base, loan portfolio, and retail-sales business, acquisitions generally contribute more quickly to revenues than do start-up stores.

Store Clusters

     Whether acquiring an existing store or opening a new store, the Company seeks to establish clusters of several stores in a specific geographic area in order to achieve certain economies of scale relative to supervision, purchasing and marketing. In Texas, such clusters have been established in the Dallas/Fort Worth metroplex, the Rio Grande Valley and the Corpus Christi areas. Store clusters have also been established in the Oklahoma City, Oklahoma area, Washington D.C. and its surrounding suburbs, and in Baltimore, Maryland. The Company currently plans to continue its expansion in existing markets in Texas and Maryland, and to enter new markets in other states with favorable demographics and regulatory environments.

Enhance Productivity of Existing and Acquired Stores

     The primary factors affecting the profitability of the Company's existing store base are the level of loans outstanding, the volume of retail sales and gross profit on retail sales, and the control of store expenses. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores from traditional pawnshops and to make customers feel more comfortable with the pawn-shopping experience. In addition to well-lit parking facilities, several of the stores' exteriors display an attractive and distinctive blue and yellow awning similar to those used by contemporary convenience and video rental stores. The Company also has upgraded or refurbished the interior of certain of its stores and improved merchandise presentation by categorizing items into departments, improving the lighting and installing better in-store signage.

Operating Controls

     The Company has an organizational structure that it believes is capable of supporting a larger, multi-state store base. Moreover, the Company has installed an employee training program for both store and corporate-level personnel that stresses productivity and professionalism. Each store is computerized, and the Company has strengthened its operating and financial controls by increasing its internal audit staff as well as the frequency of store audit visits. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near-term.

LENDING ACTIVITIES

     The Company loans money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of jewelry, electronic equipment, tools, firearms, sporting goods and musical equipment. The pledged goods provide security to the Company for the repayment of the loan, as pawn loans cannot be made with personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. The Company contracts for a pawn service charge in lieu of interest to compensate it for the loan. The statutory service charges on loans at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the loan, and from 36% to 240% on an annualized basis at the Company's Oklahoma stores. Loans made in the Maryland stores bear service charges of 144% to 240% on an annualized basis. In Washington, D.C., a flat $5 charge per month applies to all loans of up to $40, and a 60% annualized service charge applies to loans of greater than $40. As of July 31, 1996, the Company's average loan per pawn ticket was approximately $77. Pawn service charges during fiscal 1996, 1995 and 1994 accounted for approximately 62%, 61% and 67%, respectively, of the Company's total revenues (net of cost of goods sold).

     At the time a pawn transaction is entered into, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower that sets forth, among other items, the name and address of the pawnshop, borrower's name, borrower's identification number from his/her driver's license or other identification, date, identification and description of the pledged goods, including applicable serial numbers, amount financed, pawn service charge, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

     The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum loan to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value include such sources as catalogs, blue books, newspapers and previously made similar pawn loan transactions. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of loan amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The pledged property is held through the term of the loan, which is 30 days in Texas, Oklahoma and Maryland, with an automatic extension period of 15 to 60 days depending on state laws, unless the loan is earlier paid or renewed. In Washington, D.C., pledged property is held through the term of the loan which is 120 days. Historically, approximately 70% of loans made have either been paid in full or renewed. In the event the borrower does not pay or renew a loan within 90 days in Texas, 60 days in Oklahoma, 45 days in Maryland and 120 days in Washington, D.C., the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The Company does not record loan losses or charge offs because if the loan is not paid, the principal amount loaned plus the 30 days of accrued pawn service charges becomes the carrying cost of the forfeited collateral ("inventory") that is recovered by sale.

     The recovery of the principal and accrued pawn service charge as well as realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal plus accrued pawn service charge. For fiscal 1996, 1995 and 1994, the Company's annualized yield on average loan balance was 137%, 137% and 141%, respectively.

RETAIL ACTIVITIES

     The Company acquires merchandise inventory primarily through forfeited pawn loans and purchases of used goods from the general public, and to a lesser extent, purchases of new goods from vendors. New goods consist primarily of merchandise which complements certain product lines, such as jewelry and tools. Sales of inventory during fiscal 1996, 1995 and 1994 accounted for approximately 65.3%, 64.3% and 59.1%, respectively, of the Company's total revenues for these periods. For fiscal 1996, 1995 and 1994, the Company realized gross profit margins on merchandise sales of 32.7%, 34.1% and 32.2%, respectively.

     By operating multiple stores, the Company is able to transfer inventory between stores to best meet consumer demand. The Company has established the necessary internal financial controls to implement such inter-store transfers.

     Merchandise acquired by the Company through defaulted pawn loans is carried in inventory at the amount of the related pawn loan plus service charges accrued for the initial 30-day term. Management believes that this practice lessens the likelihood that the Company will incur significant, unexpected inventory devaluations.

     The Company does not provide financing to purchasers of its merchandise nor does it give the prospective buyer any warranties on the merchandise purchased. Nevertheless, the Company may, at its discretion, refund purchases if merchandise is returned because it was damaged or not in good working order when purchased. The Company permits its customers to purchase inventory on a "layaway" plan. Should the customer fail to make a required payment, the item is returned to inventory and previous payments are forfeited to the Company.

PAWNSHOP OPERATIONS

     The typical Company store is a free-standing building or part of a small retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with a distinctive blue and yellow awning and a layout similar to a contemporary convenience store or video rental store. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

     The Company's recently upgraded computer system permits a store manager or clerk to recall rapidly the cost of an item in inventory, the date it was purchased as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked approximately 80% of its stores to permit the Company's headquarters to more efficiently monitor each store's operations, including sales, interest income, loans written and redeemed, and changes in inventory. The Company plans to complete the networking of the remaining stores by the end of calendar 1996.

     The Company attempts to attract retail shoppers seeking bargain prices through the use of seasonal promotions, special discounts for regular customers, prominent display of impulse purchase items such as jewelry and tools, tent sales and sidewalk sales, and a layaway purchasing plan. The Company attempts to attract and retain pawn loan customers by lending a competitively large percentage of the estimated sale value of items presented for pledge and by providing quick loan, renewal and redemption service in an appealing atmosphere.

     As of July 31, 1996, the Company operated stores in the following markets:

                                                              Number of
                                                              Locations
                                                              ---------
     Texas:
     ------
     Corpus Christi.............................................   3
     Dallas/Fort Worth metropolitan area........................  15
     South Texas (Brownsville/McAllen/Harlingen/Weslaco/Pharr)..   9
     Tyler......................................................   1
                                                                  --
                                                                  28
                                                                  --
     Oklahoma:
     Oklahoma City..............................................   5
                                                                  --
                                                                   5
                                                                  --
     Maryland and Washington, D.C. Metropolitan Area :
     Maryland...................................................  15
     Washington, D.C. ..........................................   2
                                                                  --
                                                                  17
                                                                  --
     Total......................................................  50
                                                                  ==

     Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees three to five store managers. The Company's thirteen area supervisors have an average of seven years experience in the pawn industry.

     The Company believes that its profitability is dependent, among other factors, upon its employees' ability to make loans that achieve optimum redemption rates, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job loan and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees, based, among other factors, on gross profits and special promotional contests.

COMPETITION

     The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

     The Company, in connection with lending money, competes primarily with other pawnshops. The pawnshop industry is characterized by a large number of independent owner-operators, some of whom own and operate multiple pawnshops. The Company believes that the primary elements of competition in the pawnshop business are store location, the ability to lend competitive amounts on items pawned, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

     In its retail operations, the Company's competitors include numerous retail and wholesale stores, including jewelry stores, gun stores, discount retail stores, consumer electronics stores and other pawnshops. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many retailers have significantly greater financial resources than the Company.

     In addition, the Company faces competition in its acquisition program. There are several other publicly held pawnshop companies, including Cash America International, Inc. and EZCORP, Inc., that have announced active expansion and acquisition programs as well. Management believes that the increased competition for attractive acquisition candidates may increase acquisition costs.

REGULATION

     The Company is subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

Texas

     Pursuant to the terms of the Texas Pawnshop Act, the Texas Consumer Credit Commission ("TCCC") has primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Texas.

     The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable pawn service charges which pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. The maximum allowable pawn service charges were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which those rates apply have been revised and will continue to be reviewed and be subject to annual revision on July 1 in relation to the Consumer Price Index. These rates are reviewed and established annually. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan, which is currently $11,000. The maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts for the previous and current year are as follows:

        Year Ended June 30, 1996            Year Ending June 30, 1997
        ------------------------            -------------------------
                          Maximum                             Maximum
                          Allowable                           Allowable
                          Annual                              Annual
        Amount Financed   Percentage       Amount Financed    Percentage
         Per Pawn Loan    Rate              Per Pawn Loan     Rate
         -------------    ----------        -------------     ----------
        $    1 to $   129    240%          $    1 to $   132     240%
        $  130 to $   430    180%          $  133 to $   440     180%
        $  431 to $ 1,290     30%          $  441 to $ 1,320      30%
        $1,291 to $10,750     12%          $1,321 to $11,000      12%

     In addition to establishing maximum allowable service charges and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) maintain net assets, as defined in the Texas Pawnshop Act, of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, and (iv) show that the applicant has the financial responsibility, experience, character and general fitness to command the confidence of the public in its operations. In the case of a business entity, the good moral character requirements apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

     As part of the license application process, any existing pawnshop licensee who would be affected by the granting of the proposed application may request a public hearing at which to appear and present evidence for or against the application. For an application for a new license in a county with a population of 250,000 or more, the TCCC must find not only that the applicant meets the other requirements for a license, but also that (i) there is a public need for the proposed pawnshop and (ii) the volume of business in the community in which the pawnshop will conduct business indicates that a profitable operation is probable.

     The TCCC may, after notice and hearing, suspend or revoke any license for a Texas pawnshop upon finding, among other things, that (i) any fees or charges have not been paid; (ii) the licensee violates (whether knowingly or without the exercise of due care) any provision of the Texas Pawnshop Act or any regulation or order thereunder; or (iii) a fact or condition exists which, if it had existed at the time the original application was filed for a license, would have justified the TCCC in refusing such license.

     Under the Texas Pawnshop Act, a pawnbroker may not accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the borrower; accept any waiver of any right or protection accorded a pledgor under the Texas Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than one month; display for sale in storefront windows or sidewalk display cases, pistols, sword canes, blackjacks, and certain other types of knives and similar weapons; or purchase used or second hand personal property or accept building construction materials as pledged goods unless a record is established containing the name, address and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property.

Oklahoma

     In Oklahoma, the maximum allowable service charge was established in 1972 when the Oklahoma Pawnshop Act was enacted. Under current Oklahoma law, a pawn loan may not exceed $25,000. The maximum allowable pawn service charges under the Oklahoma Pawnshop Act for the various loan amounts are currently as follows:

                                             Maximum
                                             Allowable
                                             Annual
                     Amount Financed         Percentage
                      Per Pawn Loan          Rate
                      -------------          ----------
                    $    1 to $   150           240%
                    $  151 to $   250           180%
                    $  251 to $   500           120%
                    $  501 to $ 1,000            60%
                    $1,001 to $25,000            36%

     In addition to establishing maximum allowable service charge and loan ceilings, the Oklahoma Pawnshop Act also provides for the licensing of pawnshops. To be eligible for a pawnshop license in Oklahoma, an applicant must (i) be of good moral character, (ii) maintain net assets, as determined by the Oklahoma Administrator of Consumer Affairs ("OACA"), of at least $25,000, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Oklahoma Pawnshop Act, and (iv) not have been convicted of any felony which directly relates to the duties and responsibilities of the occupation of pawnbroker.

     The OACA may, after notice and hearing, suspend or revoke any license for an Oklahoma pawnshop upon finding, among other things, that (i) any fees or charges imposed by the OACA have not been paid; (ii) the licensee violates (whether knowingly or without exercise of due care) any provision of the Oklahoma Pawnshop Act or any regulation or order thereunder; or (iii) a fact or condition exists which, if it had existed at the time of the original application was filed for a license, would have justified the OACA in refusing such license.

     Under the Oklahoma Pawnshop Act, a pawnbroker may not accept a pledge from a person under the age of 18 years; accept any waiver of any right or protection accorded a customer under the Oklahoma Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a customer upon payment of the full amount due the pawnbroker on the pawn transaction; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction which has a maturity date of more than one month; or accept collateral or buy merchandise from a person unable to supply verification of identity by photo identification by either a state-issued identification card, driver's license, or federal government-issued identification card or by readable fingerprint of right or left index finger on the back of the pawn or purchase receipt to be retained for the pawnbroker's record.

Maryland

     In Maryland, there is no statutory service charge schedule. The Company charges 12% to 20% per month on loans at its Maryland stores, with a minimum monthly charge of $6, which is consistent with service charges levied by other pawnshops in these areas. The state of Maryland also does not prescribe any maximum loan amounts.

     Article 56 of the Annotated Code of Maryland provides for the licensing of pawnshops. To be eligible for a pawnshop license in Maryland, an applicant must (i) file a signed application verified under oath, (ii) provide the Secretary of the Maryland Department of Licensing and Regulation ("MDLR") with a detail of the applicants business dealings for the previous 36 months, (iii) pay an application fee of $100 plus $25 for each employee, (iv) not have had a similar license suspended, revoked, or refused in another jurisdiction, and
(v) not have been convicted of any felony, theft offense, or crime involving moral turpitude within 3 years of the application, or any time after the application, or employ such person.

     The MDLR may, after notice and hearing, suspend or revoke any license for a Maryland pawnshop upon finding, among other things, that (i) any fees or charges imposed by the MDLR have not been paid, or (ii) the licensee cannot verify that the information supplied with the original application if current.

     Under Article 56 of the Annotated Code of Maryland, a pawnbroker may not accept a pledge from a person under the age of 18 years; prohibit any police officer from inspecting a dealer's records during business hours; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a customer upon payment of the full amount due the pawnbroker on the pawn transaction; or accept collateral or buy merchandise from a person unable to supply verification of identity by photo identification by either a state-issued identification card, driver's license, passport, or federal government-issued identification card and one other corroborating form of identification.

Washington, D.C.

     Pursuant to the terms of the "Act to Regulate and License Pawnbrokers in the District of Columbia" ("Act"), the Director of the D.C. Department of Licenses, Investigations and Inspections ("Director") has primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Washington, D.C..

     The Act prescribes the maximum rates of interest for which a pawnbroker may contract and which he may receive. The maximum rates are a flat $5 per month charge on all loans of $40 or less, and a 5% per month charge on loans of greater than $40.

     In addition to establishing maximum allowable service charges and loan ceilings, the Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Washington, D.C., an applicant must submit an application to both the Director and the Washington, D.C. Chief of Police. After an investigation has been performed by the Chief of Police, a report of the applicant's moral character must be forwarded to the Director who then determines whether to issue a license.

     Under the Act, a pawnbroker must file an annual report to the director on or before the fifteenth day of March of each year which must contain, among other things, the number of redeemed and unredeemed pledges, the total amount of cash loaned, cash balances on hand, total interest collected and any other information requested by the Director. In addition, pawnbrokers must maintain a pawn record ledger which details pertinent information on all loans.

Other

     With respect to firearms and ammunition sales, each pawnshop must comply with the regulations promulgated by the Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms which require each pawnshop dealing in firearms to maintain a permanent written record of all firearms received or disposed of and a similar record for all ammunition sales.

     Under some municipal ordinances, pawnshops must provide the police department having jurisdiction copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. If these ordinances are applicable, a copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners.

     In connection with pawnshops operated by the Company, there is a risk that acquired merchandise may be subject to claims of rightful owners. Historically, the Company has not found these claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners.

     There can be no assurance that additional local, state or federal legislation will not be enacted or that existing laws and regulations will not be amended which could have a material adverse effect on the Company's operations and financial condition.

EMPLOYEES

     The Company had approximately 419 employees as of October 22, 1996. At that date, approximately 19 persons were employed in executive, administrative and accounting functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

INSURANCE

     The Company maintains fire, casualty, theft and public liability insurance for each of its pawnshop locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Washington, D.C. and Oklahoma, as well as excess employer's indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers' Compensation Act and does not maintain other business risk insurance.

FUTURE PLANS

     The Company's long-term business plan includes continuing to acquire existing pawnshops in Texas, Maryland and the Washington, D.C. metropolitan area, and possibly other states. The acquisitions may involve a purchase of assets for cash or a combination of cash, Company securities and/or debt. From time to time, the Company may also open new pawnshops where desirable opportunities are presented.

ITEM 2.  PROPERTIES
-------------------

     The Company owns the real estate and buildings for three of its pawnshops and leases 47 pawnshop locations. Leased facilities are generally leased for a term of two to 10 years with one or more options to renew. The Company's existing leases expire on dates ranging between 1997 and 2010. All current leases provide for specified periodic rental payments ranging from approximately $1,200 to $8,000 per month. Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawnshop locations are suitable for such purpose. The Company considers its equipment, furniture and fixtures to be in good condition.

     The Company currently leases approximately 8,500 square feet in Arlington, Texas for its executive offices. The lease, which expires February 2000, currently provides for monthly rental payments of approximately $9,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is aware of no material legal proceedings pending to which it is a party, or its property is subject. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.



                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market under the symbol "PAWN". The following table sets forth the quarterly high and low last sales prices per share for the Common Stock, as reported by the Nasdaq Stock Market.

                                                           Common Stock
                                                            Price Range
                                                            -----------
                                                          High       Low
                                                          ----       ---
     1995
        First Quarter..................................  $ 4.13    $ 3.50
        Second Quarter.................................    4.00      3.38
        Third Quarter..................................    4.00      3.00
        Fourth Quarter.................................    3.75      3.00
     1996
        First Quarter..................................  $ 4.63    $ 3.13
        Second Quarter.................................    4.25      3.63
        Third Quarter..................................    6.25      3.63
        Fourth Quarter.................................    6.38      4.63

     On October 21, 1996, the last sales price for the Common Stock as reported by the Nasdaq Stock Market was $5.25 per share. On October 17, 1996, there were approximately 84 stockholders of record of the Common Stock.

     No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position and limitations imposed by its revolving line of credit with Bank One, Texas, NA (the "Credit Facility"). Pursuant to the terms of its agreement with its lender, the Company is prohibited from paying any dividends until payment in full of its obligations under the Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8.

                                                    Year Ended July 31,
                                         1996     1995     1994     1993     1992
                                         ----     ----     ----     ----     ----
                                       (in thousands, except per share amounts and
                                                 certain operating data)
Income Statement Data:
 Revenues:
   Merchandise sales................   $ 24,823 $ 20,709 $ 12,174 $  9,445 $  5,340
   Pawn service charges.............     13,149   11,298    8,279    6,251    3,359
   Other............................         51      177      130      131      107
                                       -------- -------- -------- -------- --------
                                         38,023   32,184   20,583   15,827    8,806
                                       -------- -------- -------- -------- --------
 Cost of goods sold and expenses:
   Cost of goods sold...............     16,714   13,648    8,258    6,012    3,280
   Operating expenses...............     12,573   10,678    7,356    5,656    3,040
   Interest expense.................      2,124    2,116      819      434      404
   Depreciation.....................        540      506      361      314      153
   Amortization.....................        565      531      377      322      140
   Administrative expenses..........      3,150    3,013    1,815    1,188      603
                                       -------- -------- -------- -------- --------
                                         35,666   30,492   18,986   13,926    7,620
                                       -------- -------- -------- -------- --------
 Income before income taxes.........      2,357    1,692    1,597    1,901    1,186
 Provision for income taxes.........        917      592      462      784      486
                                       -------- -------- -------- -------- --------
 Net income.........................      1,440    1,100    1,135    1,117      700
 Dividends on preferred stock.......          -        -      120      124        -
                                       -------- -------- -------- -------- --------
 Net income attributable to
   common stockholders..............   $  1,440 $  1,100 $  1,015 $    993 $    700
                                       ======== ======== ======== ======== ========
 Net income per common share
  available to common stockholders..   $    .39 $    .30 $    .27 $    .30 $    .39
 Weighted average common
   shares outstanding...............      3,669    3,719    3,792    3,358    1,809
Operating Data:
 Locations in operation:
   Beginning of the period..........         43       36       26       23        8
   Acquisitions.....................          7        5       10        3       13
   Opened...........................          1        2        2        -        2
   Sold.............................          -        -       (1)       -        -
   Consolidated.....................         (1)       -       (1)       -        -
                                            ---      ---      ---      ---      ---
   End of the period................         50       43       36       26       23
                                            ===      ===      ===      ===      ===
 Pawn loans.........................   $ 11,701 $  9,158 $  7,320 $  5,048 $  4,021
 Average loan balance per store.....   $    234 $    213 $    203 $    194 $    175
 Redemption rate....................         70%      71%      73%      73%      70%
 Average inventory per store........   $    175 $    178 $    167 $    162 $    125
 Annualized inventory turnover......       2.1x     2.0x     1.6x     1.8x     1.7x
 Gross profit percentage on
   merchandise sales................       32.7%    34.1%    32.2%    36.3%    38.6%

Balance Sheet Data:
 Working capital (deficit)..........   $ 21,098 $ 17,027 $ 14,159 $  3,966 $ (4,856)
 Total assets.......................     51,945   43,755   37,814   27,025   22,189
 Long-term liabilities..............     28,655   22,964   18,657      392      212
 Total liabilities..................     31,362   24,808   19,804    7,278   14,508
 Series A preferred stock...........          -        -        -    2,000        -
 Stockholders' equity...............     20,583   18,947   18,010   17,747    7,681




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

GENERAL

     The Company's revenues are derived primarily from service charges on pawn loans and the sale of unredeemed goods, or "merchandise sales". Loans are made for a 30-day term with an automatic extension of 60 days in Texas, 30 days in Oklahoma and 15 days in Maryland. Loans made in Washington, D.C. are made for a 120-day term with no automatic extension. All loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on the loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the size of the loan. Service charge rates are 144% to 240% on an annualized basis in Maryland, with a $6 monthly minimum charge. In Washington, D.C., loans up to $40 bear a flat $5 charge per month, while loans over $40 bear a 60% annualized rate. In its Texas stores, the Company recognizes service charges at the inception of the loan at the lesser of the amount allowed by the state law for the initial 30-day term or $15, in accordance with state law. In Oklahoma, Maryland and Washington, D.C., the Company recognizes service charges at the inception of the loan at the amount allowed by law for the first 30 days. Pawn service charge income applicable to the remaining term and/or extension period is not recognized until the loan is repaid or renewed. If a loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and held for resale.

     As a result of the Company's policy of accruing pawn service charges only for the initial 30-day term, unredeemed merchandise is transferred to inventory at a value equal to the loan principal plus one-month's accrued interest. The Company's accounting policy defers recognition of an amount of income equal to the amount of pawn service charges relating to the extension period until the loan is repaid or renewed, or until the merchandise is resold. As a result of this policy, the Company's annualized loan yield is lower than certain of its publicly traded competitors. Conversely, this revenue recognition policy results in inventory being recorded at a lower value, which results in realization of a larger gross profit margin on merchandise sales than would be realized by certain of the Company's publicly traded competitors. This policy, in the Company's opinion, lessens the risk that the inventory's cost will exceed its realizable value when sold.
However, if the pawn loan is repaid or renewed, or if the forfeited merchandise is resold, the amount of income which would be recognized by the Company or certain of its publicly traded competitors would be the same over time.

     Although the Company has had significant increases in revenues due primarily to acquisitions and secondarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

     Presented below are selected consolidated data for the Company for the three years ended July 31, 1996. The following table, as well as the discussion following, should be read in conjunction with Selected Financial Data included in Item 6 and the Consolidated Financial Statements and notes thereto of the Company required by Item 8.

                                              Year Ended July 31,
                                          1996       1995       1994
                                          ----       ----       ----
Income statement items as a
  percent of total revenues:
Revenues:
   Merchandise sales..................    65.3%      64.3%      59.1%
   Pawn service charges...............    34.6       35.1       40.2
   Other..............................      .1         .6         .6
Expenses:
   Operating expenses.................    33.1       33.2       35.7
   Interest expense...................     5.6        6.6        4.0
   Depreciation.......................     1.4        1.6        1.8
   Amortization.......................     1.5        1.6        1.8
   Administrative expenses............     8.3        9.4        8.8
Gross profit as a percent of
  merchandise sales...................    32.7       34.1       32.2

RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

     Total revenues increased 18% to $38,023,000 for the fiscal year ended July 31, 1996 ("Fiscal 1996") as compared to $32,184,000 for the fiscal year ended July 31, 1995 ("Fiscal 1995"). The change resulted from an increase in revenues of $2,433,000 generated by the 14 stores which were opened or acquired during Fiscal 1995 and Fiscal 1996 and an increase of $4,119,000 at the 36 stores which were in operation during all of Fiscal 1995 and Fiscal 1996. These increases were offset by a $713,000 decrease resulting from the consolidation of a store into an existing store subsequent to August 1, 1995. Of the $5,839,000 increase in total revenues, 70%, or $4,114,000, was attributable to increased merchandise sales, 32%, or $1,851,000 was attributable to increased pawn service charges, and the remaining decrease of $126,000, or 2% was attributable to the decrease in other income. As a percentage of total revenues, merchandise sales increased from 64.3% to 65.3% during Fiscal 1996 as compared to Fiscal 1995, while pawn service charges declined from 35.1% to 34.6%.

     The aggregate loan balance increased 28% from $9,158,000 at July 31, 1995 to $11,701,000 at July 31, 1996. Of the $2,543,000 increase, $1,641,000 was attributable to growth at the 42 stores in operation at July 31, 1996 and July 31, 1995, while $902,000 was attributable to the addition of 8 stores during Fiscal 1996, net of one store consolidated.

     Gross profit as a percentage of merchandise sales decreased from 34.1% during Fiscal 1995 to 32.7% during Fiscal 1996. This decrease in the Company's gross profit margin was primarily the result of increased jewelry scrap sales during Fiscal 1996, which generally yield a significantly lower margin than the Company's regular retail sales, but improve the Company's liquidity.

     Operating expenses increased 18% to $12,573,000 during Fiscal 1996 compared to $10,678,000 during Fiscal 1995, primarily as a result of the addition of 14 stores (net) in Fiscal 1995 and Fiscal 1996,and the addition of personnel viewed as necessary to support the increased number of store level transactions. Administrative expenses increased 5% to $3,150,000 during Fiscal 1996 compared to $3,013,000 during Fiscal 1995 due primarily to the addition of personnel to supervise store operations. Interest expense increased to $2,124,000 in Fiscal 1996 compared to $2,116,000 in Fiscal 1995 as a result of borrowings associated with expansion of the Company's store base.

     For Fiscal 1996 and 1995, the Company's effective federal income tax rates of 39% and 35%, respectively, differed from the statutory tax rate of 34% primarily as a result of state income taxes and amortization of non deductible intangible assets.

Fiscal 1995 Compared to Fiscal 1994

     Total revenues increased 56% to $32,184,000 for the fiscal year ended July 31, 1995 ("Fiscal 1995") as compared to $20,583,000 for the fiscal year ended July 31, 1994 ("Fiscal 1994"). The change resulted from an increase in revenues of $10,727,000 generated by the 19 stores which were opened or acquired during Fiscal 1994 and Fiscal 1995 and an increase of $1,199,000 at the 24 stores which were in operation during all of Fiscal 1994 and Fiscal 1995. These increases were offset by a $325,000 decrease resulting from the sale of one store and the consolidation of a store into an existing store subsequent to August 1, 1993. Of the $11,601,000 increase in total revenues, 74%, or $8,535,000, was attributable to increased merchandise sales, 26%, or $3,019,000, was attributable to increased pawn service charges, and the remaining increase of $47,000 was attributable to the increase in other income. As a percentage of total revenues, merchandise sales increased from 59.1% to 64.3% during Fiscal 1995 as compared to Fiscal 1994 primarily due to increased inventory turnover, while pawn service charges declined from 40.2% to 35.1%, primarily due to lower service charge rates in the Company's Maryland and Washington, D.C. stores.

     The aggregate loan balance increased 25% from $7,320,000 at July 31, 1994 to $9,158,000 at July 31, 1995. Of the $1,838,000 increase, $574,000 was attributable to growth at the 36 stores in operation at July 31, 1994, $1,264,000 was attributable to the addition of 7 stores during Fiscal 1995.

     Gross profit as a percentage of merchandise sales increased from 32.2% during Fiscal 1994 to 34.1% during Fiscal 1995. This increase in the Company's gross profit margin was primarily the result of lower loan to value ratios in the Company's Mid-Atlantic division, which results in lower inventory costs and higher margins in that market.

     Operating expenses increased 45% to $10,678,000 during Fiscal 1995 compared to $7,356,000 during Fiscal 1994, primarily as a result of the addition of 17 stores (net) in Fiscal 1994 and Fiscal 1995, additional personnel viewed as necessary to transact the increased number of store level transactions, and the conversion of the Company's store computer system. Administrative expenses increased 66% to $3,013,000 during Fiscal 1995 compared to $1,815,000 during Fiscal 1994 due to the addition of personnel to direct the store operations, increases in the Company's internal audit staff, an increase in the Company's liability insurance expense, and an increase in investor relations costs in an effort to improve the Company's profile in the investment community. Interest expense increased to $2,116,000 in Fiscal 1995 compared to $819,000 in Fiscal 1994 as a result of borrowings associated with expansion of the Company's store base.

     For Fiscal 1995, the Company's effective federal income tax rate of 35% differed from the statutory tax rate of 34% primarily as a result of state income taxes. The Fiscal 1994 effective tax rate of 29% differed from the statutory tax rate of 34% due to the cumulative financial statement impact in the amount of $131,000, which represents the tax effect of the Fiscal 1992 and 1993 amortization of intangible assets that had previously been nondeductible for income tax purposes, but which is now deductible as a result of the tax law change.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and acquisitions during the past three years have been financed with funds generated from operations, bank borrowings, seller-financed indebtedness and the private placement of convertible debentures in April and May of 1994.

     The Company maintains a $20,000,000 long-term line of credit with Bank One, Texas, NA (the "Credit Facility"). The Credit Facility bears interest between the bank's prime lending rate and the bank's prime lending rate minus one-half of one percent, and matures in December 1997. The Credit Facility allows the Company to borrow funds based upon 80% of loans and service charges receivable and 60% of inventory of the Company. As of July 31, 1996, $14,550,000 was drawn under this Credit Facility and an additional $1,501,000 was available to the Company pursuant to the available borrowing base. The Credit Facility requires that interest be paid monthly with the principal due upon maturity. It is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during Fiscal 1996 and as of October 21, 1996.

     In May 1996, the Company acquired three pawnshops in Baltimore, Maryland in an asset purchase including fixed assets, layaways and pawn loans from an unaffiliated corporation which is wholly-owned by a former employee of the Company, for an aggregate purchase price of $2,446,000 consisting of $2,400,000 cash paid to the seller, and legal, consulting and other fees of $46,000. In June 1996, the Company acquired three additional pawnshops in Baltimore, Maryland in an asset purchase including fixed assets, layaways, pawn loans and inventory from an unaffiliated corporation for an aggregate cash purchase price of $1,662,000 consisting of $1,590,000 paid to the seller, and legal, consulting and other fees of $72,000. The Company financed substantially all of the cash purchase price for both of these acquisitions through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, and location and condition of the facilities.

     As of July 31, 1996, the Company's primary sources of liquidity were $680,000 in cash and cash equivalents, $1,783,000 in service charge receivables, $11,701,000 in loans, $8,772,000 in inventories and $1,501,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of July 31, 1996 of $21,098,000 and a liabilities to equity ratio of 1.5 to 1.

     Net cash provided by operating activities of the Company during Fiscal 1996 was $1,952,000, consisting primarily of net income before non-cash depreciation and amortization of $2,545,000, less cash used to fund the increase of balance sheet items of $593,000. Net cash used for investing activities during Fiscal 1996 was $7,258,000, which was comprised of cash used for increasing pawn loans of $1,606,000, and cash paid for acquisitions and other fixed asset additions of $5,652,000 during Fiscal 1996. Net cash provided by financing activities was $5,720,000 during Fiscal 1996, which consisted of net increases in the Company's debt of $5,524,000, supplemented by cash provided from the exercise of stock options and warrants of $196,000.

     The profitability and liquidity of the Company is affected by the amount of loans outstanding, which is controlled in part by the Company's loan decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated resale value tends to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In each of the Company's last three fiscal years, at least 70% of the amounts loaned were either paid in full or renewed, and it is management's current intent to maintain this ratio. The Company's renewal policy allows customers to renew pawn loans by repaying all accrued interest on such pawn loans, effectively creating a new loan transaction. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 1997. The Company has no significant capital commitments as of October 21, 1996. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company currently intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. The Company has no immediate plans to open any other new stores. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.

FORWARD LOOKING INFORMATION

     Certain portions of this report contain forward-looking statements, particularly the portion captioned "Liquidity and Capital Resources" contained in Item 7, Part II. Factors such as changes in regional or national economic or competitive conditions, changes in government regulations, changes in regulations governing pawn service charges, unforeseen litigation, changes in interest rates or tax rates, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company.

INFLATION

     The Company does not believe that inflation has had a material effect on the amount of loans made or unredeemed goods sold by the Company or its results of operation.

SEASONALITY

     The Company's retail business is seasonal in nature with its highest volume of sales of unredeemed goods occurring during the second fiscal quarter of each year and its lowest volume of sales of unredeemed goods occurring during the first fiscal quarter of each year. The Company's lending activities are not seasonal in nature.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective August 1, 1996, the Company will adopt FAS 123 establishing financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in the footnotes as required by FAS 123.

     In March 1995, the FASB issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective August 1, 1996, the Company will adopt FAS 121, which requires that long-lived assets (i.e., property, plant and equipment and intangible assets) will be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. The Company does not expect any material impact on the Company's results of operations or its financial position upon adoption of this statement in the first quarter of fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 14(a)(1) and (2) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the Company and its independent accountants of the type requiring disclosure hereunder.

                                  PART III
                                  --------

     In accordance with General Instruction G(3), a presentation of information required in response to Items 10, 11, 12, and 13 shall appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the Company's year end and shall be incorporated herein by reference when filed.

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)	The following documents are filed as a part of this report:

     (1)   Consolidated Financial Statements:
           Report of Independent Accountants
           Consolidated Balance Sheets
           Consolidated Statements of Income
           Consolidated Statements of Cash Flows
           Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements


     (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)   Exhibits:
           1.4(3)    Form of William K. Woodruff & Co. Warrant
           3.1(6)    Amended Certificate of Incorporation
           3.2(5)    Amended Bylaws
           4.2a(3)   Common Stock Specimen
           10.3(2)   Registrant's Stock Option Plan and Form of Option
           10.3(a)(2)Amended Stock Option Agreement -- Rick Powell
           10.5(2)   Lease of Registrant's Pawnshop located at South Hampton
           10.6(2)   Lease of Registrant's Pawnshop located at River Oaks
           10.7(3)   Lease of Registrant's Pawnshop located at S. Cooper
           10.8(3)   Employment Agreement -- Rick Powell
           10.15(3)  Employment Agreement -- Rick L. Wessel
           10.16(3)  Warrant Agreement -- Rick Powell
           10.18(3)  Warrant Agreement -- Rick Wessel
           10.20(3)  Lease of Registrant's Pawnshop located at Thornton in
                      Dallas, Texas
           10.21(3)  Lease of Registrant's Pawnshop located at MacArthur in
                      Oklahoma City
           10.22(3)  Lease of Registrant's Pawnshop located at Portland in
                      Oklahoma City
           10.23(3) Lease of Registrant's Pawnshop located at Tyler, Texas 10.24(3) Lease of Registrant's Pawnshop located at James Avenue in
                      Ft. Worth, Texas
           10.25(3)  Lease of Registrant's Pawnshop located at Brown Trail in
                      Bedford, Texas
           10.26(3)  Lease of Registrant's Pawnshops located at Hurst and
                      Euless, Texas
           10.27(3)  Lease of Registrant's Pawnshop located at Mexico Blvd. In
                      Brownsville, Texas
           10.28(3)  Lease of Registrant's Pawnshop located at S. 23rd Street in McAllen, Texas
           10.29(3)  Lease of Registrant's Pawnshop located at E. 14th Street in Brownsville, Texas
           10.30(3)  Lease of Registrant's Pawnshop located at W. Tyler in
                      Harlingen, Texas
           10.31(3)  Lease of Registrant's Pawnshop located at Morgan in
                      Corpus Christi, Texas
           10.32(3)  Lease of Registrant's Pawnshop located at N. 10th in
                      McAllen, Texas
           10.33(3)  Lease of Registrant's Pawnshop located at Ayers in Corpus
                      Christi, Texas
           10.34(3)  Acquisition Agreement -- Dallas Pawn and Gun
           10.35(3)  Acquisition Agreement -- Pete's Pawn and Music
           10.36(3) Acquisition Agreement -- Sid's E-Z Money Pawn Shop 10.37(3) Acquisition Agreement -- Granny's Pawn and Mercantile 10.38(3) Acquisition Agreement -- The Happy Hocker
           10.39(3)  Acquisition Agreement -- D&B Pawn Shop and Hurst Pawn
                      Shop
           10.40(3)  Acquisition Agreement -- Try Us Pawn Shop
           10.41(3) Acquisition Agreement -- American Loan & Jewelry, Inc. 10.42(3) Supplement to Acquisition Agreement -- American Loan &
                      Jewelry, Inc.
           10.43(4) Lease of Registrant's Pawnshop located at Garland, Texas 10.44(5) Amendment No. 1 to Acquisition Agreement - American Loan
                      & Jewelry, Inc.
           10.45(6)  Acquisition Agreement - First Cash Auto Pawn
           10.46(6)  Lease of Registrant's Pawnshop located at 5519 S.E. 15th
                      Street in Del City, Oklahoma
           10.47(1)  Acquisition Agreement - Chapel Jewelry & Loan
           10.48(1)  Acquisition Agreement - Outta Pawn Outlet
           10.49(8)  Asset Purchase Agreement Between Mr. Payne and the
                      Company
           10.50(8)  Agreement with Partridge Capital Corporation
           10.51(8)  First Amendment to Second Amended and Restated Loan
                      Agreement dated November 10, 1993.
           10.52(8)  Fairness Opinion dated November 19, 1993 in connection with the Asset Sale
           10.53(8)  NationsBank consent to Asset Sale
           10.54(7)  Repurchase of First Cash, Inc. Stock from American Pawn &
                      Jewelry, Inc.
           10.55(7)  Acquisition of Famous Pawn, Inc.
           10.56(9)  Audited Financial Statements of Famous Pawn, Inc. for the
                      ten and one-half months ended May 15, 1994.
           10.57(10) Acquisition Agreement of Five Pawnshops from Jeff
                      Gerhoff.
           10.58(10) Loan Agreement between First Cash, Inc. and Bank One,
                      Texas, National Association, dated July 28, 1994. 11.0(11) Computation of Earnings Per Share for the Year Ended July
                      31, 1995.
           16.0(2)   Letter regarding change in certifying accountant
           21.0(10)  Subsidiaries
           27.0(12)  Financial Data Schedules for the period ended July 31,
                      1996

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-61544) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1992 (File No. 0 - 19133) and incorporated herein by reference.
(5) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1992 (File No. 0 - 19133) and incorporated herein by reference.
(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0 - 19133) and incorporated herein by reference.
(7) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (File No. 0 - 19133) and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-70592) and incorporated herein by reference.
(9)  Filed as an exhibit to Form 8-K dated July 29, 1994.
(10) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (File No. 0 - 19133) and incorporated herein by reference.
(11) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (File No. 0 - 19133) and incorporated herein by reference.
(12) Filed herein.

    (b) The registrant has not filed a Form 8-K during the fourth quarter of fiscal 1996.


                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST CASH, INC.


                                           PHILLIP E. POWELL
                                ----------------------------------------
                                Phillip E. Powell, Chief Executive Officer
                                October 28, 1996


                                            RICK L. WESSEL
                                ----------------------------------------
                                Rick L. Wessel, Principal Accounting Officer
                                October 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                Capacity                   Date
             ---------                --------                   ----

         PHILLIP E. POWELL     Chairman of the Board and    October 28, 1996
     -------------------------   Chief Executive Officer
         Phillip E. Powell


          RICK L. WESSEL       Chief Financial Officer,     October 28, 1996
     -------------------------  Secretary and Treasurer
          Rick L. Wessel


           JOE R. LOVE               Director               October 28, 1996
     -------------------------
           Joe R. Love


         RICHARD T. BURKE            Director               October 28, 1996
     -------------------------
         Richard T. Burke

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Stockholders of First Cash, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index under Item 14 (a) (1) and (2) appearing on page 18 present fairly, in all material respects, the financial position of First Cash, Inc. and its subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Fort Worth, Texas
October 22, 1996



                               FIRST CASH, INC.
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                                  July 31,     July 31,
                                                    1996         1995
                                                    ----         ----
                                                 (in thousands, except
                                                       share data)
                   ASSETS
Cash and cash equivalents....................    $    680     $    266
Service charges receivable...................       1,783        1,360
Loans........................................      11,701        9,158
Inventories..................................       8,772        7,639
Prepaid expenses and other current assets....         869          448
                                                 --------     --------
          Total current assets...............      23,805       18,871
Property and equipment, net..................       5,647        4,648
Intangible assets, net of accumulated amort-
  ization of $1,934 and $1,369,respectively..      21,547       19,343
Other........................................         946          893
                                                 --------     --------
                                                 $ 51,945     $ 43,755
                                                 ========     ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
  notes payable..............................    $    611     $    373
Accounts payable and accrued expenses........       1,672        1,198
Income taxes payable.........................         424          273
                                                 --------     --------
          Total current liabilities..........       2,707        1,844
Revolving credit facility....................      14,550        9,700
Long-term debt and notes payable, net of
  current portion............................       2,477        2,041
Debentures Due 1999..........................       7,500        7,500
Debentures Due 2004..........................       2,500        2,500
Deferred income taxes........................       1,628        1,223
                                                 --------     --------
                                                   31,362       24,808
                                                 --------     --------
Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
   shares authorized, respectively; no
   shares issued or outstanding..............           -            -
  Common stock; $.01 par value; 20,000,000
   shares authorized; 4,168,459 and 4,130,084
   shares issued, respectively; 3,697,500 and
   3,659,125 shares outstanding, respectively          42           42
  Additional paid-in capital.................      17,611       17,415
  Retained earnings..........................       5,195        3,755
  Common stock held in treasury, at cost;
   470,959 shares............................      (2,265)      (2,265)
                                                 --------     --------
                                                   20,583       18,947
Commitments (see Note 11)
                                                 --------     --------
                                                 $ 51,945     $ 43,755
                                                 ========     ========

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                               FIRST CASH, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                                 Year Ended July 31,
                                              1996      1995      1994
                                              ----      ----      ----
	                                (in thousands, except per share amounts)
Revenues:
   Merchandise sales.....................   $ 24,823  $ 20,709  $ 12,174
   Pawn service charges..................     13,149    11,298     8,279
   Other.................................         51       177       130
                                            --------  --------  --------
                                              38,023    32,184    20,583
                                            --------  --------  --------
Cost of goods sold and expenses:
   Cost of goods sold....................     16,714    13,648     8,258
   Operating expenses....................     12,573    10,678     7,356
   Interest expense......................      2,124     2,116       819
   Depreciation..........................        540       506       361
   Amortization..........................        565       531       377
   Administrative expenses...............      3,150     3,013     1,815
                                            --------  --------  --------
                                              35,666    30,492    18,986
                                            --------  --------  --------
Income before income taxes...............      2,357     1,692     1,597
Provision for income taxes...............        917       592       462
                                            --------  --------  --------
Net income...............................      1,440     1,100     1,135
Less dividends paid on preferred stock...          -         -       120
                                            --------  --------  --------
Net income attributable to
  common stockholders....................   $  1,440  $  1,100  $  1,015
                                            ========  ========  ========

Net income per common share available
  to common stockholders.................   $    .39  $    .30  $    .27

Weighted average common shares and
  common stock equivalents outstanding...      3,669     3,719     3,792

                       The accompanying notes are an
          integral part of these consolidated financial statements.



                               FIRST CASH, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                      Year Ended July 31,
                                                 1996       1995       1994
                                                 ----       ----       ----
                                                       (in thousands)
Cash flows from operating activities:
  Net income.................................. $  1,440   $  1,100   $  1,135
  Adjustments to reconcile net income to
   net cash provided by (used for)
   operating activities:
     Depreciation and amortization............    1,105      1,037        738
  Changes in operating assets and
   liabilities, net of effect of purchases
   of existing stores:
     Service charges receivable...............     (227)       (83)      (204)
     Inventories..............................     (899)    (1,260)    (1,616)
     Prepaid expenses and other assets........     (474)       707     (2,080)
     Accounts payable and accrued expenses....      451        151     (1,032)
     Current and deferred income taxes........      556        723         10
                                               --------   --------   --------
      Net cash flows from operating activities    1,952      2,375     (3,049)
                                               --------   --------   --------
Cash flows from investing activities:
  Net increase in loans.......................   (1,606)      (601)    (1,166)
  Purchases of property and equipment.........   (1,282)    (1,063)      (645)
  Proceeds from sale of property and equipment        -        375          -
  Acquisition of existing pawnshops...........   (4,370)    (2,347)    (2,280)
                                               --------   --------   --------
      Net cash flows from investing activities   (7,258)    (3,636)    (4,091)
                                               --------   --------   --------
Cash flows from financing activities:
  Proceeds from debt..........................   17,909     10,622     14,857
  Proceeds from debentures....................        -          -      7,500
  Repayments of debt..........................  (12,385)    (8,499)   (13,101)
  Purchase of treasury stock..................        -       (963)      (112)
  Redemption of Series A Preferred Stock......        -          -     (2,000)
  Dividend payments on preferred stock........        -          -       (120)
  Proceeds from exercise of options
   and warrants...............................      196          -          -
                                               --------   --------   --------
      Net cash flows from financing activities    5,720      1,160      7,024
                                               --------   --------   --------
Change in cash and cash equivalents...........      414       (101)      (116)
Cash and cash equivalents at beginning of
 the year.....................................      266        367        483
                                               --------   --------   --------
Cash and cash equivalents at end of the year.. $    680   $    266   $    367
                                               ========   ========   ========

                                   (Continued)

                               FIRST CASH, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              -------------------------------------------------

                                                     Year Ended July 31,
                                                 1996       1995       1994
                                                 ----       ----       ----
                                                        (in thousands)
Supplemental disclosure of cash
 flow information:
   Cash paid during the year for:
      Interest..............................  $  2,102   $  1,990   $    795
                                              ========   ========   ========
      Income taxes..........................  $    361   $     99   $    452
                                              ========   ========   ========

Supplemental disclosure of noncash investing
 and financing activities:
   Noncash transactions in connection with
    various pawnshop acquisitions:
      Fair market value of assets acquired..  $  4,308   $  5,099   $  6,921
        Less issuance of common stock.......         -       (800)         -
        Less issuance of debt...............         -     (2,000)    (2,500)
        Less assumption of liabilities
         and costs of acquisition...........       (23)       (99)    (1,786)
        Less inventory conveyed.............         -          -       (355)
                                              --------   --------   --------
      Net cash paid.........................  $  4,285   $  2,200   $  2,280
                                              ========   ========   ========

   Noncash components of transaction
    with former director:
      Fair market value of items received:
        Non-compete agreement...............                        $    170
        Treasury stock......................                             319
                                                                    --------
                                                                    $    489
                                                                    ========
      Net book value of assets surrendered:
        Third party receivable..............                        $     48
        Pawnshop and related assets.........                             441
                                                                    --------
                                                                    $    489
                                                                    ========

   Noncash transactions for the purchase of
    treasury stock:
      Settlement of amounts due from
       American Pawn........................                        $    690
                                                                    ========


                          The accompanying notes are an
           integral part of these consolidated financial statements.









                                          FIRST CASH, INC.
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    ----------------------------------------------------------


                                        Additional
                          Common Stock   Paid-in   Preferred Stock  Retained  Treasury Stock
                         Shares  Amount  Capital   Shares   Amount  Earnings  Shares   Amount   Total
                         ------  ------  -------   ------   ------  --------  ------   ------   -----
                                                        (in thousands)
Balance at July 31, 1993 3,930  $   40  $16,248        -        -  $  1,640      35  $  (181) $17,747
Purchase of
 treasury stock.........     -       -        -        -        -         -     278   (1,121)  (1,121)
Common stock
 warrants issued
 in connection
 with debt offering.....     -       -      369        -        -         -       -        -      369
Net income..............     -       -        -        -        -     1,015       -        -    1,015
                         -----  ------  -------   ------   ------  --------  ------  -------  -------
Balance at July 31, 1994 3,930      40   16,617        -        -     2,655     313   (1,302)  18,010
Common stock issued in
 connection with
 an acquisition.........   200       2      798        -        -         -       -        -      800
Purchase of
 treasury stock.........     -       -        -        -        -         -     158     (963)    (963)
Net income..............     -       -        -        -        -     1,100       -        -    1,100
                         -----  ------  -------   ------   ------  --------  ------  -------  -------
Balance at July 31, 1995 4,130      42   17,415        -        -     3,755     471   (2,265)  18,947
Exercise of stock
options and warrants....    38       -      196        -        -         -       -        -      196
Net income..............     -       -        -        -        -     1,440       -        -    1,440
                         -----  ------  -------   ------   ------  --------  ------  -------  -------
Balance at July 31, 1996 4,168  $   42  $17,611        -        -  $  5,195     471  $(2,265) $20,583
                         =====  ======  =======   ======   ======  ========  ======  =======  =======


                                    The accompanying notes are an
                    integral part of these consolidated financial statements.







                                FIRST CASH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY
-----------------------------------------------

     First Cash, Inc. (the "Company") was incorporated in Texas on July 5, 1988 and was reincorporated in Delaware in April 1991. The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property. In addition to making short term loans, the Company offers for resale the personal property forfeited by the individuals on loans, as well as personal property purchased outright from customers and vendors. As of July 31, 1996 the Company operated fifty stores.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     The following is a summary of significant accounting policies followed in the preparation of these financial statements.

     Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, American Loan & Jewelry, Inc. ("American Loan") and Famous Pawn, Inc. ("Famous Pawn"). All significant intercompany accounts and transactions have been eliminated.

     Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Loans and income recognition - Pawn loans ("loans") are made on the pledge of tangible personal property for one month with an automatic extension period of sixty days in Texas, thirty days in Oklahoma, and fifteen days in Maryland. Loans are made for a period of 120 days in Washington, D.C. with no automatic extension. In accordance with Texas state law, the Company has recorded pawn service charges at the inception of the loan at the lesser of the amount of interest allowed by law for the initial loan period, or $15. Additional pawn service charges are recognized during the initial loan period when the aggregate pawn service charges earned, determined on a constant yield basis over the initial loan period, exceed the amount of income recognized at the inception of the loan. Pawn service charges on loans made in Oklahoma, Maryland and Washington, D.C. are recorded at the amount of interest allowed by law for the first 30 days. Pawn service charges applicable to the extension periods or additional loan periods are not recognized as income until the loan is repaid or renewed. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges becomes the carrying value of the forfeited collateral ("inventory") which is recovered through sale.

     Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received.

     Inventories - Inventories represent merchandise purchased directly from the public, merchandise acquired from forfeited loans and new merchandise purchased from vendors. Inventories purchased directly from vendors and customers are recorded at cost. Inventories from forfeited loans are recorded at the amount of the loan principal plus one month's accrued pawn service charges on the unredeemed goods. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal.

     Property and equipment - Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of thirty-one years for buildings and five to ten years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life if shorter.

     Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period retired.

     Intangible assets - Intangible assets consist of the excess of purchase price over net assets acquired and non-compete agreements. Excess purchase price over net assets acquired is being amortized on a straight-line basis over an estimated useful life of forty years and payments relative to non compete agreements are amortized over their estimated useful lives ranging from two to ten years. The Company's amortization policy is reviewed annually by the Board of Directors to determine if any change is appropriate. Management of the Company periodically evaluates the carrying value of the excess purchase price over the net tangible assets of businesses acquired to determine that no diminution in carrying value has occurred by comparing a multiple of current earnings before income taxes on an undiscounted basis to the net carrying value of the related intangibles. The multiple used in this evaluation is consistent with the Company's acquisition model and is determined based upon a discount to the historical trading multiple of the Company's common stock. Upon any such diminution in value, an appropriate amount would be charged to earnings.

     Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature.

     Income taxes - The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

     Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended July 31, 1996, 1995 and 1994 was $165,000, $225,000 and $150,000,
respectively.

     Earnings per share - Primary earnings per common share is calculated using the modified treasury stock method as defined by Accounting Principles Board Opinion #15 ("APB 15"), which requires a dual computation. The first computation divides net income available to common shareholders by the weighted average shares of common stock outstanding during the period. The second computation requires all common stock equivalents, whether dilutive or anti-dilutive, be included in an aggregate computation, however, the number of common shares assumed to be repurchased into treasury is limited to 20% of the number of common shares outstanding at the end of the period. The remaining excess proceeds are then assumed to first retire outstanding debt, and second, to purchase certain "risk-free" securities. Pursuant to APB 15, if the result of the aggregate computation is dilutive, when compared to the first computation, its result must be reported as earnings per share; otherwise, the result of the first computation is reported. For earnings per share purposes, the preferred stock as well as all convertible debt outstanding during the periods presented are not considered common stock equivalents since the effective yields exceeded 66.67% of the average Aa corporate bond yield at the dates of issuance. In computing primary earnings per share attributable to common stockholders, preferred stock dividends are deducted from net income. Fully diluted earnings per share is not presented since the assumed conversion of both the preferred shares and convertible debentures would be either anti dilutive or result in dilution of less than 3%.

     Pervasiveness of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

     New accounting pronouncements - In October 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective August 1, 1996, the Company will adopt FAS 123 establishing financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in the footnotes as required by FAS 123.

     In March 1995, the FASB issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective August 1, 1996, the Company will adopt FAS 121, which requires that long-lived assets (i.e., property, plant and equipment and intangible assets) will be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

     In May 1996, the Company acquired three pawnshops in Baltimore, Maryland in an asset purchase including fixed assets, layaways and pawn loans from an unaffiliated corporation which is wholly-owned by a former employee of the Company, for an aggregate purchase price of $2,446,000 consisting of $2,400,000 cash paid to the seller, and legal, consulting and other fees of $46,000. In June 1996, the Company acquired three additional pawnshops in Baltimore, Maryland in an asset purchase including fixed assets, layaways, pawn loans and inventory from an unaffiliated corporation for an aggregate cash purchase price of $1,662,000 consisting of $1,590,000 paid to the seller, and legal, consulting and other fees of $72,000. The Company financed substantially all of the cash purchase price for both of these acquisitions through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, and location and condition of the facilities.

     In October 1994, the Company acquired five pawnshops in Maryland and the Washington, D.C. Metropolitan area in an asset purchase including fixed assets, layaways, deposits, pawn loans and inventory from five unaffiliated corporations, four of which received cash and the fifth corporation, National Trade Center, Inc. received a combination of cash, stock and a note payable. The five pawnshops and related assets were acquired for a purchase price of $5,099,000 consisting of $2,200,000 cash, a five year unsecured $2,000,000 promissory note with principal and interest payable monthly at the rate of 7% per annum, the issuance of 200,000 shares of the Company's Common Stock valued at the then market price of $4 per share, and assumed liabilities, legal, accounting and transaction fees of $99,000. The Company financed substantially all of the cash purchase price through its credit facility. The purchase price of the transaction was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, and location and condition of the facilities.

     In May 1994, the Company acquired 100% of the issued and outstanding common stock of Famous Pawn, which operates seven stores in the Maryland and Washington, D.C. metropolitan area, from an unaffiliated third party. The total purchase price was $3,950,000 consisting of $1,450,000 cash and a $2,500,000 7% Convertible Subordinated Debenture Due 2004. The Company incurred legal, accounting and transaction fees of $174,000 in conjunction with the acquisition.

     The following unaudited pro forma summary data for the year ended July 31, 1995 and 1994 (in thousands, except per share amounts) combines the results of operations of the Company, Famous Pawn, Inc. and National Trade Center, Inc. as if the acquisitions had occurred as of August 1, 1993, after giving effect to certain adjustments, including increased interest expense on acquisition debt, increased depreciation and amortization expense on assets acquired, and the related income tax effects. The unaudited pro forma Fiscal 1995 and 1994 results do not necessarily represent results which would have occurred if the Company had acquired Famous Pawn, Inc. and National Trade Center, Inc. on August 1, 1993, nor are they necessarily indicative of the results of future consolidated operations.

                                           Pro Forma     Pro Forma
                                             1995          1994
                                             ----          ----
                                          (unaudited)   (unaudited)
      Revenues........................... $  32,670      $  28,024
     	Net income.........................     1,111          1,357
	     Net income per share............... $     .30      $     .34

     In January 1994, the Company acquired from unaffiliated parties certain assets of two pawnshops in Oklahoma City. The purchase price was $100,000 cash, and commissions and legal costs of the acquisitions amounted to $17,000. In May 1994, the Company acquired, in three separate transactions, one pawnshop each in Corpus Christi, Weslaco and Dallas, Texas. The aggregate purchase price was $854,000, consisting of $495,000 cash and inventory of $359,000. Related commissions and legal costs aggregated $44,000. In addition, the Company acquired pawn licenses in Brownsville and Laredo for a combined purchase price of $56,000.

     All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill and other intangible assets, net of accumulated amortization, resulting from acquisitions was $21,547,000 and $19,343,000 as of July 31, 1996 and 1995, respectively. The results of operations of the acquired companies are included in the consolidated financial statements from their respective dates of acquisition. In connection with these acquisitions, the Company entered into 2 to 10 year non-compete agreements with the former owners.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

     On February 1, 1992, the Company acquired 100% of the issued and outstanding common stock of American Loan, a wholly-owned subsidiary of American Pawn & Jewelry, Inc. ("American Pawn"). American Loan owns and operates seven pawnshops in South Texas. The purchase price was $9,803,000, consisting of $8,600,000 in a seller-financed note payable, 200,000 shares of Common Stock recorded at the then market price of $5 per share, $89,000 in assumed liabilities and $114,000 in cash. During fiscal 1993, $2,000,000 of the seller-financed note was converted into 250,000 shares of Series A preferred stock. During May 1994, the Company and American Pawn entered into an agreement for the Company to redeem the 250,000 shares of its preferred stock held by American Pawn, repurchase 200,000 shares of common stock of the Company held by American Pawn and recover amounts the Company believed were due to it from American Pawn or its shareholders. The Series A preferred stock was contractually redeemable for $2,000,000, and the common stock had a quoted market value of $800,000. As consideration, the Company paid $2,100,000 to American Pawn, granted American Pawn a three-year warrant to purchase 100,000 shares of the Company's common stock at $4.50 per share and agreed to settle amounts approximating $668,000 which the Company had incurred on behalf of American Pawn or its shareholders, of which $544,000 had been recorded as store operating and administrative expense and $124,000 had been recorded as a receivable in the Company's financial statements. Upon reaching an agreement with American Pawn, the Company recorded the recovery of these costs by reducing store operating and administrative expense by an aggregate of $544,000, which, net of taxes, increased net income for the fourth quarter of fiscal 1994 by approximately $343,000. Concurrent with this transaction, Messrs. Charles R. Jones and C. Morgan Jones, affiliates of American Pawn and directors of the Company, resigned from the Company's Board of Directors. For the fiscal year ended July 31, 1994, the Company paid American Pawn preferred stock dividends of $120,000.

     In conjunction with the acquisition of American Loan, the Company agreed to lease the acquired locations from American Pawn. The commitments relating to such leases are included in the lease commitments in Note 11 to these financial statements. As discussed in Note 3, the Company repurchased all of the Series A Preferred Stock and all of the Common Stock held by American Pawn, and Mr. Jones resigned as a director of the Company effective May 6, 1994. Thus, after May 6, 1994, American Pawn and Mr. Jones ceased to be
related parties.   During fiscal 1994, the Company recorded rent expense of
$350,000 under such leases up until the date American Pawn and Mr. Jones ceased to be related parties.

     On December 1, 1993, the Company completed a transaction with John R. Payne, formerly a director of the Company, by which the Company (i) acquired from Mr. Payne an aggregate of 75,000 shares of Common Stock of the Company,
(ii) retired incentive options to purchase 100,000 shares of Common Stock held by Mr. Payne, (iii) purchased from Mr. Payne certain real estate for $35,000,
(iv) entered into a non-compete agreement with Mr. Payne, and (v) entered into a five-year consulting agreement with Mr. Payne providing maximum compensation in the amount of $100,000 per year for a period of five years, in exchange for the transfer to Mr. Payne of one pawnshop location, including operating permits, pawn loans, inventory, furniture, fixtures, equipment, a leasehold interest in the real property underlying the location, all having a net book value of $441,000, and a note receivable from an unaffiliated party in the approximate amount of $48,000 including principal and accrued interest (this
transaction is referred to as the "Payne Transaction").   The store
transferred from the Company to Mr. Payne had been owned by the Company for more than five years. The Company valued the shares of Common Stock and the non-compete agreement at approximately $489,000 and recognized no significant gain or loss from this transaction. The Company entered into the consulting agreement with Mr. Payne in order to utilize his expertise in identifying, evaluating and negotiating pawnshop acquisitions consistent with the Company's expansion strategy. During fiscal 1996, the Company prepaid the remainder of the consulting agreement with Mr. Payne, $242,000 of which is reflected in other assets in the Company's balance sheet as of July 31, 1996.

     The closing of the Payne Transaction was conditioned upon (i) the Company's secured lender releasing the assets as collateral, (ii) obtaining a fairness opinion from an investment banking firm that the Payne Transaction was fair to the Company from a financial point of view, and (iii) the closing of the sale of 590,000 shares of Common Stock by Messrs. Payne, Hudiburg and Abbott, former directors of the Company, to six purchasers at a purchase price of $4 per share pursuant to a registration statement filed by the Company. Prior to closing, the Company obtained a fairness opinion from the Company's financial advisor as well as a consent from its secured lender. The Company's financial advisor advised the Board of Directors that, in its opinion, the Payne Transaction was fair to the Company's stockholders from a financial point of view. Upon the closing of the Payne Transaction, Messrs. Payne, Hudiburg, Abbott, Delp and Gibson resigned as directors of the Company. None of the resigning directors expressed a disagreement with the Company in any matter relating to the Company's operations, policies or practices.

     In December 1993, October 1994 and January 1996, the Company issued to Mr. Jon Burke, the brother of a director of the Company, Mr. Richard T. Burke, warrants to purchase 50,000 shares, 5,000 shares and 50,000 shares, respectively, of the Company's Common Stock at exercise prices of $4, $4.625 and $4.625 per share, respectively, for consulting services to be provided through January 2001. The warrants vest over a five-year period. During fiscal 1996, the Company paid to Joe R. Love, a director of the Company, a consulting fee of $75,000 for services rendered in connection with certain acquisitions.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment consist of the following (in thousands):

                                                    July 31,     July 31,
                                                      1996         1995
                                                      ----         ----
      Land......................................   $    719      $    369
      Buildings.................................      1,002           456
     	Leasehold improvements....................      1,792         1,628
      Furniture, fixtures and equipment.........      4,192         3,721
                                                   --------      --------
                                                      7,705         6,174
      Less:  accumulated depreciation...........     (2,058)       (1,526)
                                                   --------      --------
                                                   $  5,647      $  4,648
                                                   ========      ========

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                    July 31,     July 31,
                                                      1996         1995
                                                      ----         ----
      Accounts payable..........................   $    147      $    168
      Accrued wages.............................        650           360
      Layaway deposits..........................        534           401
      Sales tax payable.........................        113            96
      Other.....................................        228           173
                                                   --------      --------
                                                   $  1,672      $  1,198
                                                   ========      ========

NOTE 7 - REVOLVING CREDIT FACILITY
----------------------------------

     On July 29, 1994, the Company entered into a long-term line of credit facility ("Credit Facility") with a bank in the amount of $20,000,000 which replaced the Company's previous revolving credit facility. At July 31, 1996, $14,550,000 was outstanding under this Credit Facility and an additional $1,501,000 was available to the Company pursuant to the available borrowing base. Amounts outstanding bear interest at a variable rate which fluctuates between the bank's prime lending rate and the prime lending rate minus one half percent. Amounts available under the Credit Facility are limited to the sum of 60% of inventory and 80% of loans and service charges receivable of the Company. The Credit Facility is scheduled to mature on December 1, 1997. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. As of July 31, 1996, the Company was in compliance with such covenants. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


NOTE 8 - LONG-TERM DEBT AND NOTES PAYABLE
-----------------------------------------

     Long-term debt and notes payable consist of the following (in thousands):

                                                        July 31,    July 31,
                                                          1996        1995
                                                          ----        ----
     Note payable to a bank; bearing interest at 9.3%;
      monthly principal and interest payments of
      $5,257 until maturity at December 1, 2000;
      secured by real estate........................... $    564   $    572
     Note payable to a bank; bearing interest at 9%;
      monthly principal and interest payments of
      $5,518 until maturity at April 1, 2001;
      secured by real estate...........................      538          -
     Note payable to an unrelated corporation;
      bearing interest at 7%; monthly principal and
      interest payments of $39,604 until maturity at
      October 1, 1999; unsecured.......................    1,443      1,742
     Unsecured demand note payable to an individual;
      bearing interest at 7%; interest payable
      monthly in installments of $583..................      100        100
     Note payable to a bank; bearing interest at 9.3%;
      monthly principal and interest payments of
      $14,504, until maturity at July 1, 1999;
      secured by equipment.............................      443          -
                                                        --------   --------
                                                           3,088      2,414
     Less: current portion.............................     (611)      (373)
                                                        --------   --------
                                                        $  2,477   $  2,041
                                                        ========   ========

     Long-term debt and notes payable are scheduled to mature as follows (in thousands):

                        Fiscal
                        ------
                         1997.....................  $  611
                         1998.....................     601
                         1999.....................     649
                         2000.....................     255
                         2001.....................     972
                                                    ------
                                                    $3,088
                                                    ======

     Interest expense related to indebtedness to former officers and directors was approximately $247,000 for fiscal 1994.

NOTE 9 - CONVERTIBLE SUBORDINATED DEBENTURES
--------------------------------------------

     In April 1994, the Company completed the private placement of $7,500,000 of 10% Convertible Subordinated Debentures Due 1999. The debentures are convertible into 1,621,622 shares of Common Stock, which represents a conversion price of $4.625 per share, at the option of the debenture holders, or may be prepaid in whole by the Company if the price of the Company's Common Stock trades at or above $8.10 for 30 consecutive days. These debentures are subordinated to the Credit Facility and are unsecured. A default under the terms of the Company's Credit Facility also results in default under the provisions of these debentures. Interest on the debentures is payable quarterly at March 31, June 30, September 30 and December 31, and principal is due in 1999, if not previously converted into Common Stock. Debt issue costs of $934,000 were incurred in this transaction and are included in other assets on the accompanying consolidated balance sheet, net of accumulated amortization of $280,000, $160,000 and $40,000 at July 31, 1996, 1995 and
1994, respectively. As of July 31, 1996, the fair market value of these debentures is estimated to be $7,703,000.

     In conjunction with the acquisition of Famous Pawn, the Company issued $2,500,000 of 7% Convertible Subordinated Debentures Due 2004 to the former sole shareholder of Famous Pawn. The debentures may be converted into 500,000 shares of Common Stock at the option of the debenture holder on or after June 1, 1997, which represents a conversion price of $5 per share, or may be prepaid in whole by the Company if the price of the Company's Common Stock trades at or above $10 per share for 10 consecutive trading days on or after June 1, 1997. These debentures are subordinated to the Credit Facility and are unsecured. A default under the terms of the Company's Credit Facility also results in default under the provisions of these debentures. Interest on the debentures is payable monthly, and principal is due 2004, if not previously converted into Common Stock. As of July 31, 1996, the fair market value of these debentures is estimated to be $2,375,000.

NOTE 10 - INCOME TAXES
----------------------

     Components of the provision for income taxes consist of the following (in thousands):

                                                 For the year ended July 31,
                                                 1996       1995       1994
                                                 ----       ----       ----
       Current:
         Federal.............................. $    446   $     40   $    154
         State................................       67         46         38
                                               --------   --------   --------
                                                    513         86        192
       Deferred...............................      404        506        270
                                               --------   --------   --------
                                               $    917   $    592   $    462
                                               ========   ========   ========

     The Company has no deferred tax assets. The principal current and non current deferred tax liabilities consist of the following at July 31, 1996 and 1995 (in thousands):

                                                     July 31,   July 31,
                                                       1996       1995
                                                       ----       ----
     Deferred tax liabilities:
       Intangible asset amortization..........       $    989   $    766
       Depreciation...........................            466        356
       State income taxes.....................            106         70
       Service charges receivable.............             48         35
       Other..................................             67         31
                                                     --------   --------
       Net deferred tax liability.............       $  1,676   $  1,258
                                                     ========   ========

     Reported as:
       Current liabilities - income
        taxes payable.........................       $     48   $     35
       Non-current liabilities - deferred
        income taxes..........................          1,628      1,223
                                                     --------   --------
       Net deferred tax liability.............       $  1,676   $  1,258
                                                     ========   ========

     The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income before income taxes. The following is a reconciliation of such differences (in thousands):

                                                 For the year ended July 31,
                                                 1996       1995       1994
                                                 ----       ----       ----
     Tax at the federal statutory rate........ $    801   $    575   $    543
     Nondeductible amortization of
      intangible assets.......................       34         34          -
     State income taxes, net of federal
      tax benefit.............................       67         52         25
     Amortization of intangible assets........        -          -       (131)
     Other, net...............................       15        (69)        25
                                               --------   --------   --------
                                               $    917   $    592   $    462
                                               ========   ========   ========

     In August 1993, the Revenue Reconciliation Act of 1993 (the "1993 Act") was enacted which contained provisions allowing the Company to deduct the amortization of intangible assets acquired in connection with acquisitions made by the Company subsequent to July 25, 1991. The Company has approximately $19,080,000 of intangible assets which will qualify for straight-line amortization over fifteen years for both federal and state income tax purposes. The Company amortizes these intangible assets over forty year periods for financial reporting purposes. The reconciling item entitled "Amortization of intangible assets" in the table above for fiscal 1994 represents the amortization of intangible assets in fiscal 1993 and Fiscal 1992 which was nondeductible for income tax purposes prior to passage of the 1993 Act.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company leases certain of its pawnshop facilities and computer equipment under operating leases with terms ranging from two to ten years. Most facility leases contain renewal and/or purchase options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

                 Fiscal
                 ------
                  1997.................... $  2,058
                  1998....................    1,885
                  1999....................    1,681
                  2000....................    1,351
                  2001....................    1,063
                  Thereafter..............    1,393
                                           --------
                                           $  9,431
                                           ========

     Rent expense under such leases was $2,070,000, $1,964,000 and $1,186,000 for fiscal years 1996, 1995 and 1994, respectively.

NOTE 12 - EMPLOYEE STOCK OPTION PLAN AND OUTSTANDING WARRANTS
-------------------------------------------------------------

     On May 2, 1991, the Company sold 900,000 shares of Common Stock and 450,000 warrants to purchase 450,000 shares of Common Stock for net proceeds of $3,581,000. Each warrant initially entitled the holder to purchase one share of Common Stock for $6 per share. Prior to June 1, 1996, the Company received $120,000 for the exercise of 20,000 warrants. The remaining 430,000 warrants expired on June 1, 1996.

     On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 250,000 shares. The exercise price for each stock option granted under the Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of July 31, 1996, options to purchase 40,000 shares of Common Stock were available for grant under the Plan. Options to purchase 133,281 shares were fully vested at July 31, 1996.

     The Company also issues warrants to purchase shares of Common Stock to certain key members of management, to members of the Board of Directors who are not employees or officers of the Company and to outside consultants and advisors in connection with various acquisitions, debt offerings and consulting engagements.

     Stock option and warrant activity from July 31, 1993 through July 31, 1996 is summarized in the accompanying chart.




                                                 Aggregate                              Aggregate
                                    Exercise     Exercised                  Exercise    Exercised
                          Options     Price        Value      Warrants       Price        Value
                          -------     -----        -----      --------       -----        -----
July 31, 1993..........   232,625      $5       $1,163,125     590,355     $5 to $12   $ 4,852,130
Granted................         -       -                -   1,370,162     $4 to $5      5,681,999
Cancelled..............  (113,250)     $5         (566,250)   (365,000)    $5 to $10    (3,200,000)
                         --------               ----------   ---------                 -----------
July 31, 1994..........   119,375      $5          596,875   1,595,517     $4 to $12     7,334,129
Granted................    96,500    $4 5/8        446,313      65,000       $4 5/8        300,625
Cancelled..............   (14,250) $4 5/8 to $5    (67,172)   (210,000)    $4 to $6     (1,040,000)
                         --------               ----------   ---------                 -----------
July 31, 1995..........   201,625  $4 5/8 to $5    976,016   1,450,517     $4 to $12     6,594,754
Granted................   117,000    $4 5/8        541,125   1,908,250  $4 5/8 to $15   19,200,656
Cancelled..............  (108,625) $4 5/8 to $5   (539,891)   (125,355)       $6          (752,130)
Exercised..............    (3,375)     $5          (16,875)    (15,000)       $4           (60,000)
                         --------               ----------   ---------                 -----------
July 31, 1996..........   206,625  $4 5/8 to $5 $  960,375   3,218,412     $4 to $15   $24,983,280
                         ========               ==========   =========                 ===========



NOTE 13 - FIRST CASH 401(k) PLAN
--------------------------------

     The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee contributions are paid to a corporate trustee and invested in various funds. Company contributions are invested in its common stock, and contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company contributions to the Plan were $34,000 for fiscal 1996.