Form 10-Q
period 1996-10-31
FIRST CASH INC
filed 1996-12-12
CIK 840489

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended                Commission File Number:
          October 31, 1996                           0-19133

                               FIRST CASH, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                             75-2237318
      (State of Incorporation)           (IRS Employers Identification
                                                     Number)

   690 East Lamar Blvd., Suite 400
          Arlington, Texas                            76011
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

                            Yes    x       No
                                  ---          ---

As of December 12, 1996, there were 3,734,121 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.


Part I.  Financial Information
Item 1.  Financial Statements

                                FIRST CASH, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
                      (in thousands, except share data)

                                                        October 31,  July 31,
                                                            1996       1996
                                                            ----       ----
                                                        (unaudited)
                         ASSETS
Cash and cash equivalents..............................  $    503    $    680
Service charges receivable.............................     1,885       1,783
Loans..................................................    12,467      11,701
Inventories............................................    10,444       8,772
Prepaid expenses and other current assets..............     1,031         869
                                                         --------    --------
     Total current assets..............................    26,330      23,805
Property and equipment, net............................     6,318       5,647
Intangible assets, net.................................    22,220      21,547
Other..................................................       977         946
                                                         --------    --------
                                                         $ 55,845    $ 51,945
                                                         ========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and notes payable....  $    755    $    611
Accounts payable and accrued expenses..................     2,845       1,672
Income taxes payable...................................       407         424
                                                         --------    --------
     Total current liabilities.........................     4,007       2,707
Revolving credit facility..............................    17,500      14,550
Long-term debt and notes payable,
  net of current portion...............................     1,454       2,477
Debentures Due 1999....................................     7,400       7,500
Debentures Due 2004....................................     2,500       2,500
Deferred income taxes..................................     1,748       1,628
                                                         --------    --------
                                                           34,609      31,362
                                                         --------    --------
Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000 shares
   authorized; no shares issued or outstanding.........         -           -
  Common stock; $.01 par value; 20,000,000 shares
   authorized; 4,190,080 and 4,168,459 shares issued,
   respectively; 3,719,121 and 3,697,500 shares
   outstanding, respectively...........................        42          42
  Additional paid-in capital...........................    17,711      17,611
  Retained earnings....................................     5,748       5,195
  Common stock held in treasury, at cost;
   470,959 shares......................................    (2,265)     (2,265)
                                                         --------    --------
                                                           21,236      20,583
                                                         --------    --------
                                                         $ 55,845    $ 51,945
                                                         ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.



                                FIRST CASH, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                    (in thousands, except per share amounts)

                                               Three Months Ended October 31,
                                                      1996       1995
                                                      ----       ----
                                                   (unaudited)(unaudited)
Revenues:
     Merchandise sales...........................  $  6,748    $  5,616
     Pawn service charges........................     4,061       3,125
     Other.......................................        71          19
                                                   --------    --------
                                                     10,880       8,760
                                                   --------    --------
Cost of goods sold and expenses:
     Cost of goods sold..........................     4,629       3,772
     Operating expenses..........................     3,610       2,910
     Interest expense............................       564         543
     Depreciation................................       162         140
     Amortization................................       155         139
     Administrative expenses.....................       872         734
                                                   --------    --------
                                                      9,992       8,238
                                                   --------    --------
Income before income taxes.......................       888         522
Provision for income taxes.......................       335         209
                                                   --------    --------
Net income.......................................  $    553    $    313
                                                   ========    ========

Primary earnings per share.......................  $    .13    $    .09

Fully diluted earnings per share.................  $    .12    $    .09


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.


                               FIRST CASH, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                               (in thousands)
                                                Three Months Ended October 31,
                                                       1996       1995
                                                       ----       ----
                                                   (unaudited) (unaudited)
Cash flows from operating activities:
   Net income.....................................  $    553    $    313
   Adjustments to reconcile net income to
    net cash used for operating activities:
       Depreciation and amortization..............       317         279
   Changes in operating assets and liabilities,
    net of effect of purchases of existing stores:
     Service charges receivable...................       (34)        (16)
     Inventories..................................    (1,656)       (601)
     Prepaid expenses and other assets............      (508)       (319)
     Accounts payable and accrued expenses........       715          (2)
     Current and deferred income taxes............       103         (40)
                                                    --------    --------
       Net cash flows from operating activities...      (510)       (386)
                                                    --------    --------
Cash flows from investing activities:
   Net increase in loans..........................      (347)        (86)
   Purchases of property and equipment............       (39)        (73)
   Acquisition of existing pawnshops..............    (1,808)       (259)
                                                    --------    --------
       Net cash flows from investing activities...    (2,194)       (418)
                                                    --------    --------
Cash flows from financing activities:
   Proceeds from debt.............................     4,850       3,250
   Repayments of debt.............................    (2,323)     (2,190)
                                                    --------    --------
       Net cash flows from financing activities...     2,527       1,060
                                                    --------    --------
Increase (decrease) in cash and cash equivalents..      (177)        256
Cash and cash equivalents at beginning
 of the period....................................       680         266
                                                    --------    --------
Cash and cash equivalents at end of the period....  $    503    $    522
                                                    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest...................................  $    589    $    539
                                                    ========    ========
       Income taxes...............................  $    253    $    240
                                                    ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.


                               FIRST CASH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash, Inc. and its wholly owned subsidiaries, American Loan & Jewelry, Inc. and Famous Pawn, Inc. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1996 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of October 31, 1996 and for the periods ended October 31, 1996 and 1995 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Earnings Per Share

     Earnings per common share is calculated using the Modified Treasury Stock Method as required by Accounting Principles Board Opinion No.15 ("APB 15"), which requires a dual computation. The first computation divides net income available to common shareholders by the weighted average shares of common stock outstanding during the period. The second computation requires all common stock equivalents, whether dilutive or anti-dilutive, be included in an aggregate computation, however, the number of common shares assumed to be repurchased into treasury is limited to 20% of the number of common shares outstanding at the end of the period. The remaining excess proceeds are then assumed to first retire outstanding debt, and second, to purchase certain "risk-free" securities. Pursuant to APB 15, if the result of the aggregate computation is dilutive, when compared to the first computation, its result must be reported as earnings per share; otherwise, the result of the first computation is reported. As a result of this computation, the proceeds from the assumed exercise of common stock equivalents were assumed to be used to repurchase 20% of the outstanding common shares at the average stock price during the quarter and the remaining proceeds were used to retire debt and invest in 5.25% securities. This increased adjusted net income by $263,000 and increased the share count by 2,690,000 shares. Thus, the adjusted net income and share count used in computing primary earnings per share were $816,000 and 6,409,000, respectively. For purposes of calculating primary earnings per share, convertible debentures are not included as they are not considered common stock equivalents. Fully diluted earnings per share is calculated in a similar manner except that all convertible debentures are also included in this computation and the higher of the closing stock price or average stock price for the quarter is used. Fully diluted earnings per share's adjusted net income increased $435,000 and the share count increased 4,790,000. Thus, the adjusted net income and share count used in computing fully diluted earnings per share were $988,000 and 8,509,000, respectively. For the first quarter of fiscal 1996, the result of the Modified Treasury Stock Method was not dilutive for primary and fully diluted earnings per share, therefore primary and fully diluted earnings per share were the same and were based on a weighted average share count of 3,659,000 shares.

Note 3 - Revolving Credit Facility

     The Company maintains a $20,000,000 long-term line of credit with a major commercial bank (the "Credit Facility"). During the first quarter of fiscal 1997, the Company amended its Credit Facility to extend its scheduled maturity and to lower the interest rates charged on amounts outstanding under such Credit Facility. The Credit Facility bears interest at the prevailing LIBOR rate plus one and three-quarters percent, and matures in December 1998. The Credit Facility allows the Company to borrow funds based upon 80% of loans and service charges receivable and 60% of inventory of the Company. As of October 31, 1996, $17,500,000 was drawn under this Credit Facility and an additional $248,000 was available to the Company pursuant to the available borrowing base. The Credit Facility requires that interest be paid monthly with the principal due upon maturity. It is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first quarter of fiscal 1997.

Note 4 - Business Acquisitions

     In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ------------------------------------------------

GENERAL
-------

     The Company's revenues are derived primarily from service charges on pawn loans and the sale of unredeemed goods, or "merchandise sales". Loans are made for a 30-day term with an automatic extension of 60 days in Texas, 30 days in Oklahoma and 15 days in Maryland. Loans made in Washington, D.C. are made for 120 days with no automatic extension. All loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on the loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the amount of the loan. Service charge rates are 144% on an annualized basis in Maryland, with a minimum service charge of $6 per month. In Washington, D.C., loans up to $40 bear a flat $5 charge per month, while loans over $40 bear a 60% annualized rate. In its Texas stores, the Company recognizes service charges at the inception of the loan at the lesser of the statutory amount for the initial 30-day term or $15, in accordance with state law. In Oklahoma, Maryland and Washington, D.C., the Company recognizes service charges at the inception of the loan at the amount allowed by law for the first 30 days. Pawn service charge income applicable to the remaining term and/or extension period is not recognized until the loan is repaid or renewed. If a loan is not repaid prior to the expiration of the automatic extension period, the property is forfeited to the Company and held for resale.

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

RESULTS OF OPERATIONS
---------------------

Three months ended October 31, 1996 compared to the three months ended
 October 31, 1995
----------------------------------------------------------------------

     Total revenues increased 24% to $10,880,000 for the three month period ended October 31, 1996 ("the First Quarter of Fiscal 1997") as compared to $8,760,000 for the three month period ended October 31, 1995 ("the First Quarter of Fiscal 1996"). The increase resulted from $1,338,000 of revenues generated by the 12 stores which were opened or acquired on or subsequent to August 1, 1995 (net of one store consolidated), and an increase of $782,000 for the 42 stores which were in operation during all of the First Quarter of Fiscal 1996 and the First Quarter of Fiscal 1997. Of the $2,120,000 increase in total revenues, 53%, or $1,132,000, was attributable to increased merchandise sales, 44%, or $936,000, was attributable to increased pawn service charges, and the remaining increase of $52,000 was attributable to an increase in other income, relating primarily to management fee income. As a percentage of total revenues, merchandise sales decreased from 64% to 62%, pawn service charges increased from 36% to 37%, and other income increased to 1% during the First Quarter of Fiscal 1997 as compared to the First Quarter of Fiscal 1996. The gross profit as a percentage of merchandise sales decreased from 33% during the First Quarter of Fiscal 1996 to 31% during the First Quarter of Fiscal 1997. This decrease in the Company's gross profit margin on merchandise sales was primarily the result of (1) the Company's planned efforts to increase retail sales and improve inventory turnover through price reductions, and (2) increased jewelry scrap sales, which generally yield a significantly lower margins than the Company's regular retail sales, but improves the Company's liquidity.

     The aggregate loan balance increased 34% from $9,292,000 as of October 31, 1995 to $12,467,000 as of October 31, 1996. Of the $3,175,000 increase,
$1,192,000 was attributable to the addition of 11 stores acquired subsequent to October 31, 1995. The remaining increase was attributable to increases in aggregate loan balances of $1,983,000 at the 43 stores in operation at both October 31, 1995 and October 31, 1996.

     Operating expenses increased 24% to $3,610,000 during the First Quarter of Fiscal 1997 compared to $2,910,000 during the First Quarter of Fiscal 1996, primarily as a result of the addition of the 12 stores subsequent to August 1, 1995. Administrative expenses increased 19% to $872,000 during the First Quarter of Fiscal 1997 compared to $734,000 during the First Quarter of Fiscal 1996, primarily due to the addition of supervisory staff and other overhead related to the above-mentioned 12 stores acquired. Interest expense increased from $543,000 in the First Quarter of Fiscal 1996 to $564,000 in the First Quarter of Fiscal 1997. This increase represents the net of (1) borrowings utilized to fund the Company's acquisitions and (2) interest expense savings as a result of reductions in the interest rates charged on the Company's outstanding debt.

     For the First Quarter of Fiscal 1997 and the First Quarter of Fiscal 1996, the Company's tax provisions of 38% and 40%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions during the past three years have been financed with funds generated from operations, bank borrowings, seller-financed indebtedness, and the private placement of convertible debentures in April and May of 1994.

     The Company maintains a $20,000,000 long-term line of credit with a major commercial bank (the "Credit Facility"). During the First Quarter of Fiscal 1997, the Company amended its Credit Facility to extend its scheduled maturity and to lower the interest rates charged on amounts outstanding under such Credit Facility. The Credit Facility bears interest at the prevailing LIBOR rate plus one and three-quarters percent, and matures in December 1998. The Credit Facility allows the Company to borrow funds based upon 80% of loans and service charges receivable and 60% of inventory of the Company. As of October 31, 1996, $17,500,000 was drawn under this Credit Facility and an additional $248,000 was available to the Company pursuant to the available borrowing base. The Credit Facility requires that interest be paid monthly with the principal due upon maturity. It is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the First Quarter of Fiscal 1997 and as of December 12, 1996.

     In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.

     As of October 31, 1996, the Company's primary sources of liquidity were $503,000 in cash and cash equivalents, $1,885,000 in service charges receivable, $12,467,000 in loans, $10,444,000 in inventories, and the $248,000 available under the Company's Credit Facility. The Company had working capital as of October 31, 1996 of $22,323,000 and a total liabilities to equity ratio of 1.63 to 1.

     Net cash used for operating activities for the Company during the First Quarter of Fiscal 1997 was $510,000 as compared with net cash used for operating activities of $386,000 during the First Quarter of Fiscal 1996. Net cash used for investing activities during the First Quarter of Fiscal 1997 was $2,194,000 as compared with $418,000 used for investing activities during the First Quarter of Fiscal 1996. Net cash provided by financing activities of $2,527,000 during the First Quarter of Fiscal 1997 and $1,060,000 during the First Quarter of Fiscal 1996, relates primarily to net borrowings under the Company's Credit Facility.

     The profitability and liquidity of the Company are affected by the amount of loans outstanding, which is controlled in part by the Company's loan decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated sale value tend to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated sale value of the pledged property can result in an increase in the Company's pawn service charge income. Also larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In each of the Company's last three fiscal years, at least 70% of the amounts loaned were either paid in full or renewed. The Company's renewal policy allows customers to renew pawn loans for an additional 30 days plus the 60-day automatic extension period by repaying all accrued interest on such pawn loans. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

     Management believes that its Credit Facility, acquisition related term debt, current assets, and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next 12 months. The Company has no significant capital commitments as of December 12, 1996. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has not reached any definitive agreement for the acquisition of any stores as of December 12, 1996. The Company has no immediate plans to open any other new stores. If the Company encounters an attractive acquisition opportunity or the opportunity to open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.

FORWARD LOOKING INFORMATION
---------------------------

     Certain portions of this report contain forward-looking statements, particularly the portion captioned "Liquidity and Capital Resources". Factors such as changes in regional or national economic or competitive conditions, changes in government regulations, changes in regulations governing pawn service charges, unforeseen litigation, changes in interest rates or tax rates, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company.


                         PART II.  OTHER INFORMATION
                         ---------------------------

ITEM 4.  Submission of matters to a vote of Security holders

ITEM 6.  Exhibits and Reports on Form 8-K

         27.0  Financial Date Schedules.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  December 12, 1996              FIRST CASH, INC.
                                       ----------------
                                       (Registrant)



PHILLIP POWELL                         RICK L. WESSEL
--------------                         --------------
Phillip Powell, Chairman of            Rick L. Wessel, Chief Accounting
the Board and Chief Executive          Officer
Officer