Form 10-Q
period 1997-01-31
FIRST CASH INC
filed 1997-03-07
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended    Commission File Number:
                   January 31, 1997              0-19133

                               FIRST CASH, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                      75-2237318
          (State of Incorporation)            (IRS Employers
                                           Identification Number)

          690 East Lamar, Suite 400
              Arlington, Texas                     76011
           (Address of principal                (Zip Code)
             executive offices)

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

       As of March 7, 1997, there were 3,855,012 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.



Part I.  Financial Information
------------------------------

Item 1.  Financial Statements
-----------------------------

                               FIRST CASH, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       January 31,   July 31,
                                                          1997         1996
                                                          ----         ----
                                                       (unaudited)
                                                       (amounts in thousands)
                       ASSETS
Cash and cash equivalents...........................   $   1,543    $     680
Service charges receivable..........................       1,812        1,783
Loans...............................................      12,138       11,701
Inventories.........................................      10,491        8,772
Prepaid expenses and other current assets...........       1,276          869
                                                       ---------    ---------
     Total current assets...........................      27,260       23,805
Property and equipment, net.........................       6,175        5,647
Intangible assets, net..............................      22,154       21,547
Other...............................................         953          946
                                                       ---------    ---------
                                                       $  56,542    $  51,945
                                                       =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and notes payable.   $     633    $     611
Accounts payable and accrued expenses...............       1,992        1,672
Income taxes payable................................         163          424
                                                       ---------    ---------
     Total current liabilities......................       2,788        2,707
Revolving credit facility...........................      17,250       14,550
Long-term debt and notes payable, net of
 current portion....................................       2,587        2,477
Debentures Due 1999.................................       7,175        7,500
Debentures Due 2004.................................       2,500        2,500
Deferred income taxes...............................       1,868        1,628
                                                       ---------    ---------
                                                          34,168       31,362
                                                       ---------    ---------
Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding.....................................           -            -
   Common stock; $.01 par value; 20,000,000 shares
    authorized; 4,267,728 and 4,168,459 shares
    issued, respectively; 3,796,769 and 3,697,500
    shares outstanding, respectively................          43           42
   Additional paid-in capital.......................      18,052       17,611
   Retained earnings................................       6,544        5,195
   Common stock held in treasury, at cost,
    470,959 shares..................................      (2,265)      (2,265)
                                                       ---------    ---------
                                                          22,374       20,583
                                                       ---------    ---------
                                                       $  56,542    $  51,945
                                                       =========    =========


                   The accompanying notes are an integral
         part of these condensed consolidated financial statements.


                               FIRST CASH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                  Three Months Ended      Six Months Ended
                               January 31, January 31, January 31, January 31,
                                  1997        1996        1997        1996
                                  ----        ----        ----        ----
                              (amounts in thousands, except per share amounts)
Revenues:
   Merchandise sales.........  $   9,262   $   6,794   $  16,009   $  12,410
   Pawn service charges......      4,204       3,166       8,266       6,291
   Other.....................         71          12         142          31
                               ---------   ---------   ---------   ---------
                                  13,537       9,972      24,417      18,732
                               ---------   ---------   ---------   ---------
Cost of goods sold
 and expenses:
   Cost of goods sold........      6,423       4,590      11,051       8,362
   Operating expenses........      3,975       3,125       7,585       6,035
   Interest expense..........        637         529       1,201       1,072
   Depreciation..............        180         125         342         265
   Amortization..............        159         137         315         276
   Administrative expenses...        971         725       1,843       1,459
                               ---------   ---------   ---------   ---------
                                  12,345       9,231      22,337      17,469
                               ---------   ---------   ---------   ---------
Income before income taxes...      1,192         741       2,080       1,263
Provision for income taxes...        396         280         731         489
                               ---------   ---------   ---------   ---------
Net income...................  $     796   $     461   $   1,349   $     774
                               =========   =========   =========   =========



Primary earnings per share...  $     .17   $     .13   $     .29   $     .21

Fully diluted earnings
 per share...................  $     .14   $     .13   $     .26   $     .21




                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.



                               FIRST CASH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                  Six-Month Period
                                                  Ended January 31,
                                                   1997       1996
                                                   ----       ----
                                               (amounts in thousands)
Cash flows from operating activities:
     Net income............................    $   1,349   $     774
     Adjustments to reconcile net income
      to net cash flows from operating
      activities:
        Depreciation and amortization......          657         541
     (Increase) decrease in:
        Service charges receivable.........           48          10
        Inventories........................       (1,343)       (333)
        Prepaid expenses and other assets..         (729)       (195)
      Increase (decrease) in:
        Accounts payable and
         accrued expenses..................          (76)        (69)
        Income taxes payable...............          (21)        239
                                               ---------   ---------
          Net cash flows from
           operating activities............         (115)        967
                                               ---------   ---------
Cash flows from investing activities:
     Net decrease in loans.................           34          56
     Purchases of property and equipment...         (434)       (740)
     Acquisition of existing stores........       (1,965)       (259)
                                               ---------   ---------
          Net cash flows from
           investing activities............       (2,365)       (943)
                                               ---------   ---------
Cash flows from financing activities:
     Proceeds from debt....................       11,373       6,250
     Repayments of debt....................       (8,147)     (6,131)
     Issuance of stock warrants............          117           -
                                               ---------   ---------
          Net cash flows from
           financing activities............        3,343         119
                                               ---------   ---------
Increase in cash and cash equivalents......          863         143
Cash and cash equivalents at beginning
 of the period.............................          680         266
                                               ---------   ---------
Cash and cash equivalents at
 end of the period.........................    $   1,543   $     409
                                               =========   =========

Supplemental disclosure of cash
 flow information:
     Cash paid during the period for:
       Interest............................    $   1,139   $   1,068
                                               =========   =========
       Income taxes........................    $     765   $     240
                                               =========   =========


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                               FIRST CASH, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash, Inc. and its wholly owned subsidiaries, American Loan & Jewelry, Inc. and Famous Pawn, Inc. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1996 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of January 31, 1997 and for the periods ended January 31, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Earnings Per Share
---------------------------

     Earnings per common share is calculated using the Modified Treasury Stock Method as required by Accounting Principles Board Opinion No.15 ("APB 15"), which requires a dual computation. The first computation divides net income available to common shareholders by the weighted average shares of common stock outstanding during the period. The second computation requires all common stock equivalents, whether dilutive or anti-dilutive, be included in an aggregate computation, however, the number of common shares assumed to be repurchased into treasury is limited to 20% of the number of common shares outstanding at the end of the period. The remaining excess proceeds are then assumed to first retire outstanding debt, and second, to purchase certain "risk-free" securities. Pursuant to APB 15, if the result of the aggregate computation is dilutive, when compared to the first computation, its result must be reported as earnings per share; otherwise, the result of the first computation is reported. As a result of this computation, the proceeds from the assumed exercise of common stock equivalents were assumed to be used to repurchase 20% of the outstanding common shares at the average stock price during the quarter and the remaining proceeds were used to retire debt and invest in 5.25% securities. This increased adjusted net income by $258,000 and $523,000, respectively, and increased the share count by 2,633,000 and 2,661,000 shares, respectively, for the three and six months ended January 31, 1997. Thus, the adjusted net income and share count used in computing primary earnings per share were $1,054,000 and $1,872,000, respectively, and 6,382,000 and 6,386,000 shares, respectively, for the three and six months ended January 31, 1997. For purposes of calculating primary earnings per share, convertible debentures are not included as they are not considered common stock equivalents. Fully diluted earnings per share is calculated in a similar manner except that all convertible debentures are also included in this computation and the higher of the closing stock price or average stock price for the quarter is used. Fully diluted earnings per share's adjusted net income increased $425,000 and $862,000, respectively, and the share count increased 4,684,000 and 4,737,000 shares, respectively, for the three and six months ended January 31, 1997. Thus, the adjusted net income and share count used in computing fully diluted earnings per share were $1,221,000 and $2,211,000, respectively, and 8,481,000 and 8,495,000 shares, respectively, for the three and six months ended January 31, 1997. For the three and six month periods ended January 31, 1996, the result of the Modified Treasury Stock Method was not dilutive for primary and fully diluted earnings per share, therefore primary and fully diluted earnings per share were the same and were based on a weighted average share count of 3,659,000 shares, respectively.

Note 3 - Revolving Credit Facility
----------------------------------

     The Company maintains a $20,000,000 long-term line of credit with a major commercial bank (the "Credit Facility"). The Credit Facility bears interest at the prevailing LIBOR rate plus one and three-quarters percent, and matures in December 1998. The Credit Facility allows the Company to borrow funds based upon 80% of loans and service charges receivable and 60% of inventory of the Company. As of January 31, 1997, $17,250,000 was drawn under this Credit Facility and an additional $205,000 was available to the Company pursuant to the available borrowing base. The Credit Facility requires that interest be paid monthly with the principal due upon maturity. It is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first six months of fiscal 1997 and as of March 7, 1997.

Note 4 - Business Acquisitions
------------------------------

     In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division, in December 1996 the Company acquired one store in the Dallas, Texas area, and in February 1997 the Company acquired one store in Corpus Christi, Texas. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.



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

RESULTS OF OPERATIONS
---------------------

Six months ended January 31, 1997 compared to
six months ended January 31, 1996
---------------------------------------------

     Total revenues increased 30% to $24,417,000 for the six months ended January 31, 1997 (the "Six-Month 1997 Period") as compared to $18,732,000 for the six months ended January 31, 1996 (the "Six-Month 1996 Period"). Of the $5,685,000 increase in total revenues, $2,307,000 relates to the 42 stores which were in operation throughout both the Six-Month 1996 Period and the Six Month 1997 Period. The remaining increase of $3,378,000 resulted from revenues generated by 13 stores which were acquired or opened subsequent to August 1, 1995. In addition, 63% of the increase in total revenues, or $3,599,000, was attributable to increased merchandise sales, 35%, or $1,975,000, was attributable to increased pawn service charges, and the remaining increase of $111,000 was attributable to the increase in other income. As a percentage of total revenues, merchandise sales were 66% and pawn service charges were 34% during both the Six-Month 1997 Period and the Six-Month 1996 Period.

     The aggregate loan balance increased 33% from $9,150,000 at January 31, 1996 to $12,138,000 at January 31, 1997. Of the $2,988,000 increase,
$1,024,000 was attributable to the addition of 11 stores since January 31, 1996. The remaining increase of $1,964,000 was due to the 21% increase in same-store loan balances at the 44 stores in operation at both January 31, 1996 and January 31, 1997. The annualized yield on the average aggregate loan balance was 139% during the Six-Month 1997 Period compared to 137% during the Six-Month 1996 Period. The Company's average loan balance per store increased from $208,000 as of January 31, 1996 to $221,000 as of January 31, 1997.

     The gross profit as a percentage of merchandise sales decreased from 33% during the Six-Month 1996 Period to 31% during the Six-Month 1997 Period. This decrease in the Company's gross profit margin on merchandise sales was primarily the result of significant jewelry scrap sales during the first half of fiscal 1997 to improve the Company's liquidity and inventory turnover. Such scrap sales have much smaller profit margins than the Company's regular retail sales. Without scrap jewelry sales, the Company's gross profit margin increased from 34% during the Six-Month 1996 Period to 35% during the Six Month 1997 Period.

     Operating expenses increased 26% to $7,585,000 during the Six-Month 1997 Period compared to $6,035,000 during the Six-Month 1996 Period, primarily as a result of the addition of 13 stores subsequent to August 1, 1995, as well as overall higher revenues at the Company's existing stores. Administrative expenses increased 26% to $1,843,000 during the Six-Month 1997 Period compared to $1,459,000 during the Six-Month 1996 Period. Interest expense increased to $1,201,000 in the Six-Month 1997 Period compared to $1,072,000 in the Six Month 1996 Period as a result of the borrowings utilized to fund the Company's acquisitions.

     For the Six-Month 1997 and 1996 Periods, the Company's tax provisions of 35% and 39%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.


Three months ended January 31, 1997 compared to the
three months ended January 31, 1996
---------------------------------------------------

     Total revenues increased 36% to $13,537,000 for the three month period ended January 31, 1997 ("the Second Quarter of Fiscal 1997") as compared to $9,972,000 for the three month period ended January 31, 1996 ("the Second Quarter of Fiscal 1996"). Of the $3,565,000 increase in total revenues, $1,596,000 relates to the 43 stores which were in operation throughout both the Second Quarter of Fiscal 1997 and the Second Quarter of Fiscal 1996. The remaining increase of $1,969,000 resulted from revenues generated by 12 stores which were opened subsequent to November 1, 1995. In addition, 69% or $2,468,000 of the increase in total revenues was attributable to increased merchandise sales, 29% or $1,039,000 was attributable to increased pawn service charges, and the remaining increase of $58,000 was attributable to the increase in other income. As a percentage of total revenues, merchandise sales remained at 68%, and pawn service charges decreased from 32% to 31%, during the Second Quarter of Fiscal 1997 as compared to the Second Quarter of Fiscal 1996.

     The aggregate loan balance increased 33% from $9,150,000 at January 31, 1996 to $12,138,000 at January 31, 1997. Of the $2,988,000 increase,
$1,024,000 was attributable to the addition of 11 stores since January 31, 1996. The remaining increase of $1,964,000 was due to the 21% increase in same-store loan balances at the 44 stores in operation at both January 31, 1996 and January 31, 1997. The annualized yield on the average aggregate loan balance was 139% during the Six-Month 1997 Period compared to 137% during the Six-Month 1996 Period. The Company's average loan balance per store increased from $208,000 as of January 31, 1996 to $221,000 as of January 31, 1997.

     The gross profit as a percentage of merchandise sales decreased from 32% during the Second Quarter of Fiscal 1996 to 31% during the Second Quarter of Fiscal 1997. This decrease in the Company's gross profit margin on merchandise sales was primarily the result of larger jewelry scrap sales during the first half of fiscal 1997 to improve the Company's liquidity and inventory turnover. Such scrap sales have much smaller profit margins than the Company's regular retail sales. Without scrap jewelry sales, the Company's gross profit margin increased from 34% during the Second Quarter of Fiscal 1996 to 35% during the Second Quarter of Fiscal 1997.

     Operating expenses increased 27% to $3,975,000 during the Second Quarter of Fiscal 1997 compared to $3,125,000 during the Second Quarter of Fiscal 1996, primarily as a result of the 12 stores added subsequent to November 1, 1995, and higher overall revenues at the Company's existing stores. Administrative expenses increased 34% to $971,000 during the Second Quarter of Fiscal 1997 compared to $725,000 during the Second Quarter of Fiscal 1996. Interest expense increased to $637,000 in the Second Quarter of Fiscal 1997 compared to $529,000 in the Second Quarter of Fiscal 1996 as a result of borrowings utilized to fund the Company's acquisitions.

     For the Second Quarters of Fiscal 1997 and Fiscal 1996, the Company's tax provisions of 33% and 38%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, seller-financed indebtedness, the private placement of convertible debentures.

     The Company maintains a $20,000,000 long-term line of credit with a major commercial bank (the "Credit Facility"). The Credit Facility bears interest at the prevailing LIBOR rate plus one and three-quarters percent, and matures in December 1998. The Credit Facility allows the Company to borrow funds based upon 80% of loans and service charges receivable and 60% of inventory of the Company. As of January 31, 1997, $17,250,000 was drawn under this Credit Facility and an additional $205,000 was available to the Company pursuant to the available borrowing base. The Credit Facility requires that interest be paid monthly with the principal due upon maturity. It is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first six months of Fiscal 1997 and as of March 7, 1997.

     In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division, in December 1996 the Company acquired one store in the Dallas, Texas area, and in February 1997 the Company acquired one store in Corpus Christi, Texas. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.

     As of January 31, 1997, the Company's primary sources of liquidity were $1,543,000 in cash and cash equivalents, $1,812,000 in service charges receivable, $12,138,000 in loans, $10,491,000 in inventories and $205,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of January 31, 1997 of $24,472,000 and a total liabilities to equity ratio of 1.53 to 1. During the Six-Month 1997 Period, the Company received proceeds of $117,000 from the issuance of 29,000 shares of common stock relating to the exercise of outstanding stock warrants. In addition, debenture holders converted $325,000 of outstanding subordinated convertible debentures into 70,269 shares of common stock of the Company.

     Net cash used by operating activities for the Company during the Six Month 1997 Period was $115,000 as compared with net cash provided by operating activities of $967,000 during the Six-Month 1996 Period. Net cash used for investing activities during the Six-Month 1997 Period was $2,365,000 as compared with $943,000 during the Six-Month 1996 Period. Net cash provided by financing activities of $3,343,000 during the Six-Month 1997 Period relates primarily to net borrowings under the Company's Credit Facility, as compared to $119,000 during the Six-Month 1996 Period.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of March 7, 1997. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division, in December 1996 the Company acquired one store in the Dallas, Texas area, and in February 1997 the Company acquired one store in Corpus Christi, Texas. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.


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

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

     On January 16, 1997, the Company held its annual meeting of stockholders and its stockholders voted for (or ratified) the following proxy proposals as a result of a majority of the Company's outstanding capital stock voting in favor of the proposals. The proposals ratified at the January 16, 1997 annual stockholders' meeting are as follows:

     1. The stockholders ratified the selection of Price Waterhouse LLP as independent auditors of the Company for the fiscal year ending July 31, 1997.
     2.   The stockholders re-elected Richard T. Burke, Joe R. Love and Rick
          L. Wessel as directors of First Cash, Inc.

ITEM 6.  Exhibits and reports on Form 8-K
-----------------------------------------

     27.0  Financial Data Schedules


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  March 7, 1997                   FIRST CASH, INC.
                                        ----------------
                                        (Registrant)



Phillip E. Powell                       Rick L. Wessel
-----------------                       --------------
Phillip E. Powell                       Rick L. Wessel
Chairman of the Board and               Chief Accounting Officer
Chief Executive Officer