Form 10-Q
period 1997-04-30
FIRST CASH INC
filed 1997-06-13
CIK 840489

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended            Commission File Number:
           April 30, 1997                        0-19133


                            FIRST CASH, INC.
        (Exact name of registrant as specified in its charter)


               Delaware                          75-2237318
       (State of Incorporation)                (IRS Employers
                                         Identification Number)

      690 East Lamar, Suite 400
          Arlington, Texas                         76011
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

As of June 12, 1997, there were 4,060,417 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.






Part I.  Financial Information
Item 1.  Financial Statements

                            FIRST CASH, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 April 30,    July 31,
                                                   1997         1996
                                                   ----         ----
                                                (unaudited)
                                                (amounts in thousands)
                    ASSETS
Cash and cash equivalents.....................   $    989    $    680
Service charges receivable....................      1,688       1,783
Loans.........................................     11,288      11,701
Inventories...................................      9,625       8,772
Prepaid expenses and other current assets.....      1,501         869
                                                 --------    --------
     Total current assets.....................     25,091      23,805
Property and equipment, net...................      6,362       5,647
Intangible assets, net........................     22,316      21,547
Other.........................................        777         946
                                                 --------    --------
                                                 $ 54,546    $ 51,945
                                                 ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
  notes payable...............................   $    731    $    611
Accounts payable and accrued expenses.........      2,690       1,672
Income taxes payable..........................        169         424
                                                 --------    --------
     Total current liabilities................      3,590       2,707
Revolving credit facility.....................     13,550      14,550
Long-term debt and notes payable,
  net of current portion......................      2,877       2,477
Debentures Due 1999...........................      6,950       7,500
Debentures Due 2004...........................      2,500       2,500
Deferred income taxes.........................      1,988       1,628
                                                 --------    --------
                                                   31,455      31,362
                                                 --------    --------
Stockholders' equity:
     Preferred stock; $.01 par value;
      10,000,000 shares authorized; no shares
      issued or outstanding...................          -           -
     Common stock; $.01 par value; 20,000,000
      shares authorized; 4,331,376 and
      4,168,459 shares issued, respectively;
      3,860,417 and 3,697,500 shares
      outstanding, respectively...............         43          42
     Additional paid-in capital...............     18,336      17,611
     Retained earnings........................      6,977       5,195
     Common stock held in treasury, at cost,
      470,959 shares..........................     (2,265)     (2,265)
                                                 --------    --------
                                                   23,091      20,583
                                                 --------    --------
                                                 $ 54,546    $ 51,945
                                                 ========    ========

                The accompanying notes are an integral
       part of these condensed consolidated financial statements.



                            FIRST CASH, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                 Three Months Ended   Nine Months Ended
                                 ------------------   -----------------
                                 April 30, April 30, April 30, April 30,
                                   1997      1996      1997      1996
                                   ----      ----      ----      ----
                                      (amounts in thousands, except
                                            per share amounts)
Revenues:
   Merchandise sales...........  $  8,529  $  6,474  $ 24,538  $ 18,884
   Pawn service charges........     4,002     3,242    12,268     9,533
   Other.......................        79        12       221        43
                                 --------  --------  --------  --------
                                   12,610     9,728    37,027    28,460
                                 --------  --------  --------  --------
Cost of goods sold and expenses:
   Cost of goods sold..........     6,061     4,374    17,112    12,736
   Operating expenses..........     4,005     3,204    11,590     9,239
   Interest expense............       578       497     1,779     1,569
   Depreciation................       185       136       527       401
   Amortization................       160       138       475       414
   Administrative expenses.....       912       841     2,755     2,300
                                 --------  --------  --------  --------
                                   11,901     9,190    34,238    26,659
                                 --------  --------  --------  --------
Income before income taxes.....       709       538     2,789     1,801
Provision for income taxes.....       276       208     1,007       697
                                 --------  --------  --------  --------
Net income.....................  $    433  $    330  $  1,782  $  1,104
                                 ========  ========  ========  ========

Primary earnings per share.....  $    .11  $    .08  $    .40  $    .29

Fully diluted earnings
  per share....................  $    .10  $    .08  $    .36  $    .29




                The accompanying notes are an integral
      part of these condensed consolidated financial statements.



















                            FIRST CASH, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                 Nine-Month Period
                                                   Ended April 30,
                                                   ---------------
                                                   1997       1996
                                                   ----       ----
                                               (amounts in thousands)
Cash flows from operating activities:
     Net income...........................       $  1,782  $  1,104
     Adjustments to reconcile net income
       to net cash flows from	operating
       activities:
          Depreciation and amortization...          1,002       815
     (Increase) decrease in:
          Service charges receivable......            199        (9)
          Inventories.....................           (742)      216
          Prepaid expenses and
            other assets..................           (417)     (346)
     Increase (decrease) in:
          Accounts payable and
            accrued expenses..............            623        96
          Income taxes payable............            105       383
                                                 --------  --------
               Net cash flows from
                 operating activities.....          2,552     2,259
                                                 --------  --------
Cash flows from investing activities:
     Net (increase) decrease in loans.....          1,023      (124)
     Purchases of property and equipment..           (806)     (829)
     Acquisition of existing stores.......         (2,543)     (265)
                                                 --------  --------
               Net cash flows from
                 investing activities.....         (2,326)   (1,218)
                                                 --------  --------
Cash flows from financing activities:
     Proceeds from debt...................         11,790    10,046
     Repayments of debt...................        (11,883)  (10,777)
     Exercise of stock options
       and warrants.......................            176        60
                                                 --------  --------
               Net cash flows from
                 financing activities.....             83      (671)
                                                 --------  --------
Increase in cash and cash equivalents.....            309       370
Cash and cash equivalents at beginning
  of the period...........................            680       266
                                                 --------  --------
Cash and cash equivalents at end of
  the period..............................       $    989  $    636
                                                 ========  ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest........................       $  1,833  $  1,565
                                                 ========  ========
          Income taxes....................       $    915  $    260
                                                 ========  ========

                The accompanying notes are an integral
       part of these condensed consolidated financial statements.




                            FIRST CASH, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash, Inc. and its wholly-owned subsidiaries, American Loan & Jewelry, Inc. and Famous Pawn, Inc. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1996 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of April 30,1997 and for the periods ended April 30, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Earnings Per Share

     Earnings per common share is calculated using the Modified Treasury Stock Method as required by Accounting Principles Board Opinion No.15 ("APB 15"), which requires a dual computation. The first computation divides net income available to common shareholders by the weighted average shares of common stock outstanding during the period. The second computation requires all common stock equivalents, whether dilutive or anti-dilutive, be included in an aggregate computation, however, the number of common shares assumed to be repurchased into treasury is limited to 20% of the number of common shares outstanding at the end of the period. The remaining excess proceeds are then assumed to first retire outstanding debt, and second, to purchase certain "risk free" securities. Pursuant to APB 15, if the result of the aggregate computation is dilutive, when compared to the first computation, its result must be reported as earnings per share; otherwise, the result of the first computation is reported. As a result of this computation, the proceeds from the assumed exercise of common stock equivalents were assumed to be used to repurchase 20% of the outstanding common shares at the average stock price during the quarter and the remaining proceeds were used to retire debt and invest in 5.25% securities. This increased adjusted net income by $252,000 and $774,000, respectively, and increased the share count by 2,603,000 and 2,642,000 shares, respectively, for the three and nine months ended April 30, 1997. Thus, the adjusted net income and share count used in computing primary earnings per share were $685,000 and $2,556,000, respectively, and 6,463,000 and 6,412,000 shares, respectively, for the three and nine months ended April 30, 1997. For purposes of calculating primary earnings per share, convertible debentures are not included as they are not considered common stock equivalents. Fully diluted earnings per share is calculated in a similar manner except that all convertible debentures are also included in this computation and the higher of the closing stock price or average stock price for the quarter is used. Fully diluted earnings per share's adjusted net income increased $416,000 and $1,278,000, respectively, and the share count increased 4,606,000 and 4,693,000 shares, respectively, for the three and nine months ended April 30, 1997. Thus, the adjusted net income and share count used in computing fully diluted earnings per share were $849,000 and $3,060,000, respectively, and 8,466,000 and 8,485,000 shares, respectively, for the three and nine months ended April 30, 1997. For the three and nine month periods ended April 30, 1996, the result of the Modified Treasury Stock Method was not dilutive for primary and fully diluted earnings per share, therefore primary and fully diluted earnings per share were the same and were based on a weighted average share count of 3,945,000 and 3,754,000 shares, respectively.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which the Company is required to adopt during the quarter beginning November 1, 1997. FAS 128 permits a pro forma disclosure of the new earnings per share computations in periods prior to adoption. Using the computations in FAS 128, the Company's basic and diluted earnings per share for the three months ended April 30, 1997 would be $0.11 and $0.09, respectively, compared to basic and diluted earnings per share of $0.09 and $0.08, respectively for the three months ended April 30, 1996. Basic and diluted earnings per share for the nine months ended April 30, 1997 would be $0.47 and $0.35, respectively, compared to basic and diluted earnings per share of $0.30 and $0.27, respectively, for the nine months ended April 30, 1996.


Note 3 - Revolving Credit Facility

     The Company maintains a $20,000,000 long-term line of credit with a major commercial bank (the "Credit Facility"). The Credit Facility bears interest at the prevailing LIBOR rate plus one and three-quarters percent, and matures in December 1998. The Credit Facility allows the Company to borrow funds based upon 80% of loans and service charges receivable and 60% of inventory of the Company. As of April 30, 1997, $13,550,000 was drawn under this Credit Facility and an additional $2,130,000 was available to the Company pursuant to the available borrowing base. The Credit Facility requires that interest be paid monthly with the principal due upon maturity. It is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first nine months of fiscal 1997 and as of June 12, 1997.

Note 4 - Business Acquisitions

     In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division, in December 1996 the Company acquired one store in the Dallas, Texas area, in February 1997 the Company acquired one store in Corpus Christi, Texas, and in March 1997 the Company acquired one store in Bladensburg, Maryland. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.


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


RESULTS OF OPERATIONS

Nine months ended April 30, 1997 compared to nine months
ended April 30, 1996
--------------------------------------------------------

     Total revenues increased 30% to $37,027,000 for the nine months ended April 30, 1997 (the "Nine-Month 1997 Period") as compared to $28,460,000 for the nine months ended April 30, 1996 (the "Nine-Month 1996 Period"). Of the $8,567,000 increase in total revenues, $3,156,000 relates to the 11% same-store revenue increase at the 42 stores which were in operation throughout both the Nine-Month 1996 Period and the Nine-Month 1997 Period. The remaining increase of $5,411,000 resulted from revenues generated by 15 stores which were acquired or opened subsequent to August 1, 1995. In addition, 66% of the increase in total revenues, or $5,654,000, was attributable to increased merchandise sales, 32%, or $2,735,000, was attributable to increased pawn service charges, and the remaining increase of $178,000 was attributable to the increase in other income, consisting primarily of fees generated from the agreement to manage stores owned by another company. As a percentage of total revenues, merchandise sales were 66% and pawn service charges were 33% during both the Nine-Month 1997 Period and the Nine-Month 1996 Period.

     The aggregate loan balance increased 21% from $9,330,000 at April 30, 1996 to $11,288,000 at April 30, 1997. Of the $1,958,000 increase,
$1,081,000 was attributable to the addition of 13 stores since April 30, 1996. The remaining increase of $877,000 was due to the 9% increase in same-store loan balances at the 44 stores in operation at both April 30, 1996 and April 30, 1997. The annualized yield on the average aggregate loan balance was 142% during the Nine-Month 1997 Period compared to 138% during the Nine-Month 1996 Period. The Company's average loan balance per store decreased from $212,000 as of April 30, 1996 to $198,000 as of April 30, 1997, primarily due to the large number of stores less than a year old as of April 30, 1997. Same-store loan balances during the same period increased 9%.

     The gross profit as a percentage of merchandise sales decreased from 33% during the Nine-Month 1996 Period to 30% during the Nine-Month 1997 Period. This decrease in the Company's gross profit margin on merchandise sales was primarily the result of significant jewelry scrap sales during the first nine months of fiscal 1997 to improve the Company's liquidity and inventory turnover. Such scrap sales have much smaller profit margins than the Company's regular retail sales. Without scrap jewelry sales, the Company's gross profit margin was 34% during both the Nine-Month 1996 Period and the Nine-Month 1997 Period.

     Operating expenses increased 25% to $11,590,000 during the Nine Month 1997 Period compared to $9,239,000 during the Nine-Month 1996 Period, primarily as a result of the addition of 15 stores subsequent to August 1, 1995, as well as overall higher revenues at the Company's existing stores. Administrative expenses increased 20% to $2,755,000 during the Nine-Month 1997 Period compared to $2,300,000 during the Nine-Month 1996 Period. Interest expense increased to $1,779,000 in the Nine-Month 1997 Period compared to $1,569,000 in the Nine-Month 1996 Period as a result of the borrowings utilized to fund the Company's acquisitions.

     For the Nine-Month 1997 and 1996 Periods, the Company's tax provisions of 36% and 39%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.


Three months ended April 30, 1997 compared to the three months ended April 30, 1996
--------------------------------------------------------------

     Total revenues increased 30% to $12,610,000 for the three month period ended April 30, 1997 ("the Third Quarter of Fiscal 1997") as compared to $9,728,000 for the three month period ended April 30, 1996 ("the Third Quarter of Fiscal 1996"). Of the $2,882,000 increase in total revenues, $1,077,000 relates to the 11% same-store revenue increase at the 44 stores which were in operation throughout both the Third Quarter of Fiscal 1997 and the Third Quarter of Fiscal 1996. The remaining increase of $1,805,000 resulted from revenues generated by 13 stores which were acquired or opened subsequent to February 1, 1996. In addition, 71% or $2,055,000 of the increase in total revenues was attributable to increased merchandise sales, 26% or $760,000 was attributable to increased pawn service charges, and the remaining increase of $67,000 was attributable to the increase in other income, consisting primarily of fees generated from the agreement to manage stores owned by another company. As a percentage of total revenues, merchandise sales increased from 67% to 68%, and pawn service charges decreased from 33% to 32%, during the Third Quarter of Fiscal 1997 as compared to the Third Quarter of Fiscal 1996.

     The aggregate loan balance increased 21% from $9,330,000 at April 30, 1996 to $11,288,000 at April 30, 1997. Of the $1,958,000 increase,
$1,081,000 was attributable to the addition of 13 stores since April 30, 1996. The remaining increase of $877,000 was due to the 9% increase in same-store loan balances at the 44 stores in operation at both April 30, 1996 and April 30, 1997. The annualized yield on the average aggregate loan balance was 142% during the Nine-Month 1997 Period compared to 138% during the Nine-Month 1996 Period. The Company's average loan balance per store decreased from $212,000 as of April 30, 1996 to $198,000 as of April 30, 1997, primarily due to the large number of stores less than a year old as of April 30, 1997. Same-store loan balances during the same period increased 9%.

     The gross profit as a percentage of merchandise sales decreased from 32% during the Third Quarter of Fiscal 1996 to 29% during the Third Quarter of Fiscal 1997. This decrease in the Company's gross profit margin on merchandise sales was primarily the result of larger jewelry scrap sales during the Third Quarter of Fiscal 1997 to improve the Company's liquidity and inventory turnover. Such scrap sales have much smaller profit margins than the Company's regular retail sales. Without scrap jewelry sales, the Company's gross profit margin decreased from 34% during the Third Quarter of Fiscal 1996 to 32% during the Third Quarter of Fiscal 1997.

     Operating expenses increased 25% to $4,005,000 during the Third Quarter of Fiscal 1997 compared to $3,204,000 during the Third Quarter of Fiscal 1996, primarily as a result of the 13 stores added subsequent to February 1, 1996, and higher overall revenues at the Company's existing stores. Administrative expenses increased 8% to $912,000 during the Third Quarter of Fiscal 1997 compared to $841,000 during the Third Quarter of Fiscal 1996. Interest expense increased to $578,000 in the Third Quarter of Fiscal 1997 compared to $497,000 in the Third Quarter of Fiscal 1996 as a result of borrowings utilized to fund the Company's acquisitions.

     For the Third Quarters of Fiscal 1997 and Fiscal 1996, the
Company's tax provision of 39% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, seller-financed indebtedness, the private placement of convertible debentures.

     The Company maintains a $20,000,000 long-term line of credit with a major commercial bank (the "Credit Facility"). The Credit Facility bears interest at the prevailing LIBOR rate plus one and three-quarters percent, and matures in December 1998. The Credit Facility allows the Company to borrow funds based upon 80% of loans and service charges receivable and 60% of inventory of the Company. As of April 30, 1997, $13,550,000 was drawn under this Credit Facility and an additional $2,130,000 was available to the Company pursuant to the available borrowing base. The Credit Facility requires that interest be paid monthly with the principal due upon maturity. It is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first nine months of Fiscal 1997 and as of June 12, 1997.

     In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division, in December 1996 the Company acquired one store in the Dallas, Texas area, in February 1997 the Company acquired one store in Corpus Christi, Texas, and in March 1997 the Company acquired a store in Bladensburg, Maryland. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.

     As of April 30, 1997, the Company's primary sources of liquidity were $989,000 in cash and cash equivalents, $1,688,000 in service charges receivable, $11,288,000 in loans, $9,625,000 in inventories and $2,130,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of April 30, 1997 of $21,501,000 and a total liabilities to equity ratio of 1.36 to 1. During the Nine-Month 1997 Period, the Company received proceeds of $176,000 from the issuance of 44,000 shares of common stock relating to the exercise of outstanding stock warrants. In addition, debenture holders converted $550,000 of outstanding subordinated convertible debentures into 118,917 shares of common stock of the Company.

     Net cash provided by operating activities for the Company during the Nine-Month 1997 Period was $2,552,000 as compared with $2,259,000 during the Nine-Month 1996 Period. Net cash used for investing activities during the Nine-Month 1997 Period was $2,326,000 as compared with $1,218,000 during the Nine-Month 1996 Period. Net cash provided by financing activities of $83,000 during the Nine-Month 1997 Period compares to net cash used for financing activities of $671,000 during the Nine-Month 1996 Period.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of June 10, 1997. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. In September and October
1996, the Company acquired four individual stores in its Mid-Atlantic division, in December 1996 the Company acquired one store in the Dallas, Texas area, in February 1997 the Company acquired one store in Corpus
Christi, Texas, and in March 1997 the Company acquired a store in Bladensburg, Maryland. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender.


FORWARD LOOKING INFORMATION

     Statements, either written or oral, which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as "forward-looking statements." These statements are made to provide the public with management's assessment of the Company's business. The Company may or may not update information contained in previously released forward-looking statements and does not assume the duty to do so.

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

PART II.  OTHER INFORMATION

ITEM 4.  Submission of matters to a vote of security holders

ITEM 6.  Exhibits and reports on Form 8-K

          a.  Exhibits

              27.0  Financial Data Schedules (Edgar version only).

          b. On June 4, 1997, the Company filed a Form 8-K to report a change in the Company's independent accountants.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 12, 1997                   FIRST CASH, INC.
                                        ----------------
                                        (Registrant)


Phillip E. Powell                       Rick L. Wessel
-----------------                       ----------------
Phillip E. Powell                       Rick L. Wessel
Chairman of the Board and               Chief Accounting Officer
Chief Executive Officer