Form 10-K
period 1997-07-31
FIRST CASH INC
filed 1997-10-10
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K

(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended July 31, 1997, or
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________
Commission file number 0-19133

                                  FIRST CASH, INC.
               (Exact name of registrant as specified in its charter)

                Delaware                               75-2237318
   (state or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)

    690 East Lamar Blvd., Suite 400
            Arlington, Texas                              76011
(Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code:  (817) 460-3947

             Securities registered pursuant to Section 12(b) of the Act:
                                        None

             Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, par value $.01 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No
                                                  ---             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the last reported sales price on the Nasdaq Stock Market on October 6, 1997 is $36,243,935. As of October 6, 1997, there were 4,460,792 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on December 16, 1997 is incorporated by reference in
Part III, Items 10, 11, 12 and 13.



                                  FIRST CASH, INC.
                                     FORM 10-K
                                  ----------------

                      For the Fiscal Year Ended July 31, 1997

                                 TABLE OF CONTENTS
                                 -----------------

     PART I

     Item 1.  Business........................................    1
     Item 2.  Properties......................................    9
     Item 3.  Legal Proceedings...............................   10
     Item 4.  Submission of Matters to a Vote of Security
               Holders........................................   10

     PART II

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters................   10
     Item 6.  Selected Financial Data.........................   11
     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..   12
     Item 8.  Financial Statements and Supplementary Data.....   16
     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........   16

     PART III.................................................   17

     PART IV

     Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................   17

     SIGNATURES...............................................   19


                                       PART I
                                       ------

Item 1.  Business
-----------------

General
-------

     First Cash, Inc. (the "Company") is the third largest publicly traded pawnshop operator in the United States and currently has 60 stores in Texas, Oklahoma, Washington, D.C. and Maryland. The Company engages in both consumer finance and retail sales activities. The Company provides a convenient source for consumer loans, lending money against pledged tangible personal property such as jewelry, electronic equipment, tools, firearms, sporting goods and musical equipment. The Company also functions as a retailer of previously-owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers, as well as new merchandise acquired in close-out purchases. For the fiscal year ended July 31, 1997, the Company's revenues were derived 66% from retail activities, 33% from lending activities, and 1% from other income, including management fee revenue. The Company provides its customer base timely and convenient access to short-term credit not generally available from commercial banks, finance companies or other financial institutions.

     In addition to operating its own stores, the Company also receives management fees for managing pawnshops owned by third parties. As of July 31, 1997, the Company managed seven such stores. These third parties own and provide 100% of the financing for the pawnshops, and incur all direct costs to operate the pawnshops, including but not limited to payroll, store operating expenses, cost of inventory, and pawn loans. The Company receives a monthly management fee for each store managed, and provides computer support, accounting, auditing, oversight and management of these stores.

     Management believes the pawnshop industry is highly fragmented with approximately 15,000 stores in the United States and is in the early stages of achieving greater efficiencies through consolidation. The four publicly traded pawnshop companies operate less than 5% of the total pawnshops in the United States. Management believes significant economies of scale, increased operating efficiencies, and revenue growth are achievable by increasing the number of stores under operation and introducing modern merchandising techniques, point of-sale systems, improved inventory management and store remodeling. The Company's objectives are to increase consumer loans and retail sales through selected acquisitions and new store openings and to enhance operating efficiencies and productivity. During fiscal 1997, 1996 and 1995, the Company added 7, 7 and 7 stores to its network, respectively, net of stores consolidated.

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

Industry
--------

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

     In recent years, several operators have begun to develop multi-unit chains through acquisitions and new store openings. As of October 6, 1997, the four publicly traded pawnshop companies operated approximately 650 stores in the United States. Accordingly, management believes that the industry is in the early stages of consolidation.

Business Strategy
-----------------

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

     The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches regulatory issues. Specific store acquisition criteria include an evaluation of the volume of annual loan transactions, outstanding loan balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms.

     The Company has opened nine new stores since its inception and currently intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be ready for business within six weeks. The investment required to open a new store includes inventory, funds available for pawn loans, store fixtures, security systems, and computer equipment. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $200,000 and $300,000 is required to fund a new store for the first six months of operation. Because existing stores already have an established customer base, loan portfolio, and retail-sales business, acquisitions generally contribute more quickly to revenues than do start-up stores.

Store Clusters

     Whether acquiring an existing store or opening a new store, the Company seeks to establish clusters of several stores in a specific geographic area in order to achieve certain economies of scale relative to supervision, purchasing and marketing. In Texas, such clusters have been established in the Dallas/Fort Worth metroplex, the Rio Grande Valley and the Corpus Christi areas. Store clusters have also been established in the Oklahoma City, Oklahoma area, Washington D.C. and its surrounding Maryland suburbs, and in Baltimore, Maryland. The Company currently plans to continue its expansion in existing markets in Texas and Maryland, and to enter new markets in other states with favorable demographics and regulatory environments.

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


Operating Controls

     The Company has an organizational structure that it believes is capable of supporting a larger, multi-state store base. Moreover, the Company has installed an employee training program for both store and corporate-level personnel that stresses productivity and professionalism. Each store is monitored on a daily basis from corporate headquarters via an online, real-time computer network, and the Company has strengthened its operating and financial controls by increasing its internal audit staff as well as the frequency of store audit visits. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near-term.

Lending Activities
------------------

     The Company loans money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of jewelry, electronic equipment, tools, firearms, sporting goods and musical equipment. The pledged goods provide security to the Company for the repayment of the loan, as pawn loans cannot be made with personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. The Company contracts for a pawn service charge in lieu of interest to compensate it for the loan. The statutory service charges on loans at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the loan, and from 36% to 240% on an annualized basis at the Company's Oklahoma stores. Loans made in the Maryland stores bear service charges of 144% to 240% on an annualized basis. In Washington, D.C., a flat $5 charge per month applies to all loans of up to $40, and a 60% annualized service charge applies to loans of greater than $40. As of July 31, 1997, the Company's average loan per pawn ticket was approximately $83. Pawn service charges during fiscal 1997, 1996 and 1995 accounted for approximately 61%, 62% and 61%, respectively, of the Company's total revenues (net of cost of goods sold).

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

     The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum loan to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value include such sources as catalogs, blue books and newspapers. The Company also utilizes its computer network to recall recent selling prices of similar merchandise in its own stores. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of loan amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The pledged property is held through the term of the loan, which is 30 days in Texas, Oklahoma and Maryland, with an automatic extension period of 15 to 60 days depending on state laws, unless the loan is earlier paid or renewed. In Washington, D.C., pledged property is held through the term of the loan which is 120 days. Historically, approximately 70% of loans made have either been paid in full or renewed. In the event the borrower does not pay or renew a loan within 90 days in Texas, 60 days in Oklahoma, 45 days in Maryland and 120 days in Washington, D.C., the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The Company does not record loan losses or charge-offs because if the loan is not paid, the principal amount loaned plus the 30 days of accrued pawn service charges becomes the carrying cost of the forfeited collateral ("inventory") that is recovered by sale.

     The recovery of the principal and accrued pawn service charge as well as realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal plus accrued pawn service charge. For fiscal 1997, 1996 and 1995, the Company's annualized yield on average loan balance was 134%, 137% and 137%, respectively.

Retail Activities
-----------------

     The Company acquires merchandise inventory primarily through forfeited pawn loans and purchases of used goods from the general public, and to a lesser extent, purchases of new goods from vendors. New goods consist primarily of merchandise which complements certain product lines, such as jewelry and tools. Sales of inventory during fiscal 1997, 1996 and 1995 accounted for approximately 66.0%, 65.3% and 64.3%, respectively, of the Company's total revenues for these periods. For fiscal 1997, 1996 and 1995, the Company realized gross profit margins on merchandise sales of 31.0%, 32.7% and 34.1%, respectively.

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

Pawnshop Operations
-------------------

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

     The Company's computer system permits a store manager or clerk to recall rapidly the cost of an item in inventory, the date it was purchased as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked its stores to permit the Company's headquarters to more efficiently monitor each store's operations, including sales, interest income, loans written and redeemed, and changes in inventory.

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

As of October 6, 1997, the Company operated stores in the following markets:

                                                Number of
                                                Locations
                                                ---------
          Texas:
          ------
          Corpus Christi..........................   5
          Dallas/Fort Worth metropolitan area.....  17
          South Texas (Brownsville/McAllen/
           Harlingen/Weslaco/Pharr)...............   9
          Tyler...................................   1
                                                    --
                                                    32
                                                    --
          Oklahoma:
          ---------
          Oklahoma City...........................   5
                                                    --
                                                     5
                                                    --
          Mid Atlantic:
          -------------
          Baltimore, Maryland.....................   7
          Washington, D.C. and surrounding
           Maryland suburbs.......................  16
                                                    --
                                                    23
                                                    --
          Total...................................  60
                                                    ==

     Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees three to five store managers. Each area supervisor reports to one of three regional vice-presidents. The Company's fourteen area supervisors and regional vice-presidents have an average of seven years experience in the pawn industry.

     The Company believes that its profitability is dependent, among other factors, upon its employees' ability to make loans that achieve optimum redemption rates, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job loan and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees, based, among other factors, on sales, gross profits and special promotional contests.

Competition
-----------

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

Regulation
----------

     The Company is subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

Texas

     Pursuant to the terms of the Texas Pawnshop Act, the Texas Consumer Credit Commission ("TCCC") has primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Texas.

     The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable pawn service charges which pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. The maximum allowable pawn service charges were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which those rates apply have been revised and will continue to be reviewed and be subject to annual revision on July 1 in relation to the Consumer Price Index. These rates are reviewed and established annually. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan, which is currently $11,250. The maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts for the previous and current year are as follows:

      Year Ended June 30, 1997             Year Ending June 30, 1998
      ------------------------             -------------------------
                          Maximum                                Maximum
                         Allowable                              Allowable
                           Annual                                 Annual
     Amount Financed     Percentage       Amount Financed       Percentage
      Per Pawn Loan         Rate           Per Pawn Loan           Rate
     ---------------     ----------       ---------------       ----------
   $     1 to $   132       240%        $     1 to $   135         240%
   $   133 to $   440       180%        $   136 to $   450         180%
   $   441 to $ 1,320        30%        $   451 to $ 1,350          30%
   $ 1,321 to $11,000        12%        $ 1,351 to $11,250          12%

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

Oklahoma

     In Oklahoma, the maximum allowable service charge was established in 1972 when the Oklahoma Pawnshop Act was enacted. Under current Oklahoma law, a pawn loan may not exceed $25,000. The maximum allowable pawn service charges under the Oklahoma Pawnshop Act for the various loan amounts are currently as follows:

                                        Maximum
                                       Allowable
                                         Annual
                  Amount Financed      Percentage
                   Per Pawn Loan          Rate
                  ---------------      ----------
                $     1 to $   150        240%
                $   151 to $   250        180%
                $   251 to $   500        120%
                $   501 to $ 1,000         60%
                $ 1,001 to $25,000         36%

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

	The MDLR may, after notice and hearing, suspend or revoke any license for a
Maryland pawnshop upon finding, among other things, that (i) any fees or charges imposed by the MDLR have not been paid, or (ii) the licensee cannot verify that the information supplied with the original application is current.

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

Employees
---------

     The Company had approximately 480 employees as of September 26, 1997. At that date, approximately 20 persons were employed in executive, administrative and accounting functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance
---------

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

Future Plans
------------

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

Item 2.  Properties
-------------------

     The Company currently owns the real estate and buildings for three of its pawnshops and leases 57 pawnshop locations. Leased facilities are generally leased for a term of two to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between 1997 and 2010. All current leases provide for specified periodic rental payments ranging from approximately $1,200 to $9,000 per month. Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawnshop locations are suitable for such purpose. The Company considers its equipment, furniture and fixtures to be in good condition.

     The Company currently leases approximately 8,500 square feet in Arlington, Texas for its executive offices. The lease, which expires November 2001, currently provides for monthly rental payments of approximately $10,000.

Item 3.  Legal Proceedings
--------------------------

     The Company is aware of no material legal proceedings pending to which it is a party, or its property is subject. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.


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

                                               Common Stock
                                               Price Range
                                               ------------
                                              High       Low
                                              ----       ---
          1996
               First Quarter...............  $ 4.63     $ 3.13
               Second Quarter..............    4.25       3.63
               Third Quarter...............    6.25       3.63
               Fourth Quarter..............    6.38       4.63
          1997
               First Quarter...............  $ 5.77     $ 4.69
               Second Quarter..............    6.73       5.25
               Third Quarter...............    6.81       5.16
               Fourth Quarter..............    6.38       5.50

     On October 6, 1997, the last sales price for the Common Stock as reported by the Nasdaq Stock Market was $8.13 per share. On October 6, 1997, there were approximately 91 stockholders of record of the Common Stock.

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

                                                 Year Ended July 31,
                                      1997     1996     1995     1994     1993
                                      ----     ----     ----     ----     ----
                                 (in thousands, except per share amounts and
                                          certain operating data)
Income Statement Data:
----------------------
  Revenues:
    Merchandise sales.............  $32,628  $24,823  $20,709  $12,174  $ 9,445
    Pawn service charges..........   16,517   13,149   11,298    8,279    6,251
    Other.........................      286       51      177      130      131
                                    -------  -------  -------  -------  -------
                                     49,431   38,023   32,184   20,583   15,827
                                    -------  -------  -------  -------  -------
  Cost of goods sold and expenses:
    Cost of goods sold............   22,502   16,714   13,648    8,258    6,012
    Operating expenses............   15,774   12,573   10,678    7,356    5,656
    Interest expense..............    2,340    2,124    2,116      819      434
    Depreciation..................      717      540      506      361      314
    Amortization..................      636      565      531      377      322
    Administrative expenses.......    3,831    3,150    3,013    1,815    1,188
                                    -------  -------  -------  -------  -------
                                     45,800   35,666   30,492   18,986   13,926
                                    -------  -------  -------  -------  -------
  Income before income taxes......    3,631    2,357    1,692    1,597    1,901
  Provision for income taxes......    1,337      917      592      462      784
                                    -------  -------  -------  -------  -------
  Net income......................    2,294    1,440    1,100    1,135    1,117
  Dividends on preferred stock....        -        -        -      120      124
                                    -------  -------  -------  -------  -------
  Net income attributable to
    common stockholders...........  $ 2,294  $ 1,440  $ 1,100  $ 1,015  $   993
                                    =======  =======  =======  =======  =======
  Primary earnings per share......  $   .52  $   .39  $   .30  $   .27  $   .30
  Fully diluted earnings per share  $   .47  $   .38  $   .30  $   .27  $   .30

Operating Data:
---------------
  Locations in operation:
    Beginning of the period.......       50       43       36       26       23
    Acquisitions..................        7        7        5       10        3
    Opened........................        -        1        2        2        -
    Sold..........................        -        -        -       (1)       -
    Consolidated..................        -       (1)       -       (1)       -
                                        ---      ---      ---      ---      ---
    End of the period.............       57       50       43       36       26
                                        ===      ===      ===      ===      ===
  Pawn loans......................  $12,877  $11,701  $ 9,158  $ 7,320  $ 5,048
  Average loan balance per store..  $   226  $   234  $   213  $   203  $   194
  Redemption rate.................       72%      70%      71%      73%      73%
  Average inventory per store.....  $   176  $   175  $   178  $   167  $   162
  Annualized inventory turnover...     2.4x     2.1x     2.0x     1.6x     1.8x
  Gross profit percentage on
    merchandise sales.............     31.0%    32.7%    34.1%    32.2%    36.3%

Balance Sheet Data:
-------------------
  Working capital.................  $23,616  $21,098  $17,027  $14,159  $ 3,966
  Total assets....................   56,677   51,945   43,755   37,814   27,025
  Long-term liabilities...........   26,892   28,655   22,964   18,657      392
  Total liabilities...............   30,398   31,362   24,808   19,804    7,278
  Series A preferred stock........        -        -        -        -    2,000
  Stockholders' equity............   26,279   20,583   18,947   18,010   17,747

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

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

     Presented below are selected consolidated data for the Company for the three years ended July 31, 1997. The following table, as well as the discussion following, should be read in conjunction with Selected Financial Data included in Item 6 and the Consolidated Financial Statements and notes thereto of the Company required by Item 8.

                                                   Year Ended July 31,
                                                   -------------------
                                                 1997      1996     1995
                                                 ----      ----     ----
Income statement items as a percent
  of total revenues:

Revenues:
     Merchandise sales.....................     66.0%     65.3%    64.3%
     Pawn service charges..................     33.4      34.6     35.1
     Other.................................       .6        .1       .6

Expenses:
     Operating expenses....................     31.9      33.1     33.2
     Interest expense......................      4.7       5.6      6.6
     Depreciation..........................      1.5       1.4      1.6
     Amortization..........................      1.3       1.5      1.6
     Administrative expenses...............      7.8       8.3      9.4
Gross profit as a percent of
  merchandise sales........................     31.0      32.7     34.1

Results of Operations
---------------------

Fiscal 1997 Compared to Fiscal 1996

     Total revenues increased 30% to $49,431,000 for the fiscal year ended July 31, 1997 ("Fiscal 1997") as compared to $38,023,000 for the fiscal year ended July 31, 1996 ("Fiscal 1996"). The change resulted from an increase in revenues of $7,163,000 generated by the 15 stores which were opened or acquired during Fiscal 1996 and Fiscal 1997 and an increase of $4,245,000, or 12%, at the 42 stores which were in operation during all of Fiscal 1996 and Fiscal 1997. Of the $11,408,000 increase in total revenues, 68%, or $7,805,000, was attributable to increased merchandise sales, 30%, or $3,368,000 was attributable to increased pawn service charges, and the remaining increase of $235,000, or 2% was attributable to the increase in other income, primarily management fee revenue. As a percentage of total revenues, merchandise sales increased from 65.3% to 66.0% during Fiscal 1997 as compared to Fiscal 1996, while pawn service charges declined from 34.6% to 33.4%. Other income increased from 0.1% to 0.6% during the same period.

     The aggregate loan balance increased 10% from $11,701,000 at July 31, 1996 to $12,877,000 at July 31, 1997. Of the $1,176,000 increase, $436,000 was attributable to growth at the 50 stores in operation at July 31, 1996 and July 31, 1997, while $740,000 was attributable to the addition of 7 stores during Fiscal 1997.

     Gross profit as a percentage of merchandise sales decreased from 32.7% during Fiscal 1996 to 31.0% during Fiscal 1997. This decrease in the Company's gross profit margin was primarily the result of the Company's efforts to increase its inventory turn ratio, and increased jewelry scrap sales during Fiscal 1997, which generally yield a significantly lower margin than the Company's regular retail sales, but improve the Company's liquidity. Such scrap jewelry sales are generally made at prevailing precious metals market prices, which have declined over the last two years.

     Operating expenses increased 25% to $15,774,000 during Fiscal 1997 compared to $12,573,000 during Fiscal 1996, primarily as a result of the addition of 14 stores in Fiscal 1996 and Fiscal 1997, and the addition of personnel viewed as necessary to support the increased number of store level transactions. Administrative expenses increased 22% to $3,831,000 during Fiscal 1997 compared to $3,150,000 during Fiscal 1996 due primarily to the addition of personnel to supervise store operations. Interest expense increased to $2,340,000 in Fiscal 1997 compared to $2,124,000 in Fiscal 1996 as a result of borrowings associated with expansion of the Company's store base.

     For Fiscal 1997 and 1996, the Company's effective federal income tax rates of 37% and 39%, respectively, differed from the statutory tax rate of 34% primarily as a result of state income taxes and amortization of non-deductible intangible assets.

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

     Operating expenses increased 18% to $12,573,000 during Fiscal 1996 compared to $10,678,000 during Fiscal 1995, primarily as a result of the addition of 14 stores (net) in Fiscal 1995 and Fiscal 1996, and the addition of personnel viewed as necessary to support the increased number of store level transactions. Administrative expenses increased 5% to $3,150,000 during Fiscal 1996 compared to $3,013,000 during Fiscal 1995 due primarily to the addition of personnel to supervise store operations. Interest expense increased to $2,124,000 in Fiscal 1996 compared to $2,116,000 in Fiscal 1995 as a result of borrowings associated with expansion of the Company's store base.

     For Fiscal 1996 and 1995, the Company's effective federal income tax rates of 39% and 35%, respectively, differed from the statutory tax rate of 34% primarily as a result of state income taxes and amortization of non-deductible intangible assets.

Liquidity and Capital Resources
-------------------------------

     The Company's operations and acquisitions during the past three years have been financed with funds generated from operations, bank borrowings, and seller financed indebtedness.

     The Company maintains a $20,000,000 long-term line of credit with Bank One, Texas, NA (the "Credit Facility"). At July 31, 1997, $15,575,000 was outstanding under this Credit Facility and an additional $1,802,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one and three-quarters percent, and matures in December 1998. Amounts available under the Credit Facility are limited to the sum of 60% of inventory and 80% of loans and service charges receivable of the Company. The Credit Facility is scheduled to mature on December 1, 1998. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. As of July 31, 1997, the Company was in compliance with such covenants. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

     In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division, in December 1996 the Company acquired one store in the Dallas, Texas area, in February 1997 the Company acquired one store in Corpus Christi, Texas, and in March 1997 the Company acquired one store in Bladensburg, Maryland. These asset purchases were made for an aggregate purchase price of $2,643,000 consisting of cash paid to the sellers of $2,516,000 and legal, consulting and other fees of $127,000. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, and location and condition of the facilities.

     As of July 31, 1997, the Company's primary sources of liquidity were $1,139,000 in cash and cash equivalents, $1,949,000 in service charge receivables, $12,877,000 in loans, $10,035,000 in inventories and $1,802,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of July 31, 1997 of $23,616,000 and a liabilities to equity ratio of 1.2 to 1.

     Net cash provided by operating activities of the Company during Fiscal 1997 was $2,819,000, consisting primarily of net income before non-cash depreciation and amortization of $3,647,000, less cash used to fund the increase of balance sheet items of $828,000. Net cash used for investing activities during Fiscal 1997 was $4,397,000, which was comprised of cash used for increasing pawn loans of $566,000, and cash paid for acquisitions and other fixed asset additions of $3,831,000 during Fiscal 1997. Net cash provided by financing activities was $2,037,000 during Fiscal 1997, which consisted of net increases in the Company's debt and repurchase of outstanding stock warrants of $1,861,000, supplemented by cash provided from the exercise of stock options and warrants of $176,000.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 1998. The Company has no significant capital commitments as of October 6, 1997. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company currently intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. The Company has no immediate plans to open any other new stores. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between August 1, 1997 and October 6, 1997, the Company acquired three individual stores for an aggregate purchase price of $574,000, which was financed with proceeds from the Company's Credit Facility.

Forward Looking Information
---------------------------

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

     Certain portions of this report contain forward-looking statements, particularly the portion captioned "Liquidity and Capital Resources" contained in Item 7, Part II. Factors such as changes in regional or national economic or competitive conditions, changes in government regulations, changes in regulations governing pawn service charges, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company.

Inflation
---------

     The Company does not believe that inflation has had a material effect on the amount of loans made or unredeemed goods sold by the Company or its results of operation.

Seasonality
-----------

     The Company's retail business is seasonal in nature with its highest volume of sales of unredeemed goods occurring during the second fiscal quarter of each year and its lowest volume of sales of unredeemed goods occurring during the first fiscal quarter of each year. The Company's lending activities are not seasonal in nature.

New Accounting Pronouncements
-----------------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), which is effective for periods ending after December 15, 1997. Effective November 1, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock. FAS 128 permits a pro forma disclosure of the new earnings per share computations in periods prior to adoption.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 14(a)(1) and (2) of this report.

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure
------------------------------------------------------

     In April 1997, at the direction of the audit committee of the board of directors, First Cash, Inc. solicited proposals from several accounting firms to become the Company's independent accountants, including the audit of the Company's financial statements. On June 26, 1997, the Company notified Deloitte & Touche LLP of the Company's intention to engage Deloitte & Touche LLP as independent accountants for the audit of the Company's financial statements for the fiscal year ending July 31, 1997. On May 28, 1997, Price Waterhouse LLP resigned as the independent accountants for the audit of the Company's financial statements and the client-auditor relationship between the Company and Price Waterhouse LLP ceased. The reports of Price Waterhouse LLP on the financial statements of the Company for the two years ended July 31, 1996 contained no adverse opinion or disclaimer of opinion or any qualification or modification as to uncertainty, audit scope or accounting principles. During the two years ended July 31, 1996, and during the period from August 1, 1996 through May 28, 1997, there were no reportable events. During the two years ended July 31, 1996, and during the period from August 1, 1996 through May 28, 1997, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused a reference to the subject matter of the disagreement in its audit report.

     There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the Company and Deloitte & Touche LLP of the type requiring disclosure hereunder.


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

                                      PART IV
                                      -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

  (a)  The following documents are filed as a part of this report:

    (1)  Consolidated Financial Statements:            Page
                                                       ----
         Report of Independent Auditors..............  F-1
         Report of Independent Accountants...........  F-2
         Consolidated Balance Sheets.................  F-3
         Consolidated Statements of Income...........  F-4
         Consolidated Statements of Cash Flows.......  F-5
         Consolidated Statements of Changes in
          Stockholders' Equity.......................  F-6
         Notes to Consolidated Financial Statements..  F-7

    (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)  Exhibits:
         3.1(6)  Amended Certificate of Incorporation
         3.2(5)  Amended Bylaws
         4.2a(3) Common Stock Specimen
         10.3(2) Registrant's Stock Option Plan and Form of Option
         10.3(a)(2) Amended Stock Option Agreement -- Rick Powell
         10.5(2) Lease of Registrant's Pawnshop located at South Hampton 10.6(2) Lease of Registrant's Pawnshop located at River Oaks
         10.7(3)  Lease of Registrant's Pawnshop located at S. Cooper
         10.8(3)  Employment Agreement -- Rick Powell
         10.15(3) Employment Agreement -- Rick L. Wessel
         10.16(3) Warrant Agreement -- Rick Powell
         10.18(3) Warrant Agreement -- Rick Wessel
         10.20(3) Lease of Registrant's Pawnshop located at Thornton in Dallas,
                   Texas
         10.21(3) Lease of Registrant's Pawnshop located at MacArthur in
                   Oklahoma City
         10.22(3) Lease of Registrant's Pawnshop located at Portland in Oklahoma
                   City
         10.23(3) Lease of Registrant's Pawnshop located at Tyler, Texas 10.24(3) Lease of Registrant's Pawnshop located at James Avenue in Ft.
                   Worth, Texas
         10.25(3) Lease of Registrant's Pawnshop located at Brown Trail in
                   Bedford, Texas
         10.26(3) Lease of Registrant's Pawnshops located at Hurst and Euless,
                   Texas
         10.28(3) Lease of Registrant's Pawnshop located at S. 23rd Street in
                   McAllen, Texas
         10.29(3) Lease of Registrant's Pawnshop located at E. 14th Street in
                   Brownsville, Texas
         10.30(3) Lease of Registrant's Pawnshop located at W. Tyler in
                   Harlingen, Texas
         10.31(3) Lease of Registrant's Pawnshop located at Morgan in Corpus
                   Christi, Texas
         10.32(3) Lease of Registrant's Pawnshop located at N. 10th in McAllen,
                   Texas
         10.34(3) Acquisition Agreement -- Dallas Pawn and Gun
         10.35(3) Acquisition Agreement -- Pete's Pawn and Music
         10.36(3) Acquisition Agreement -- Sid's E-Z Money Pawn Shop
         10.37(3) Acquisition Agreement -- Granny's Pawn and Mercantile
         10.38(3) Acquisition Agreement -- The Happy Hocker
         10.39(3) Acquisition Agreement -- D&B Pawn Shop and Hurst Pawn Shop 10.40(3) Acquisition Agreement -- Try Us Pawn Shop
         10.41(3) Acquisition Agreement -- American Loan & Jewelry, Inc. 10.42(3) Supplement to Acquisition Agreement -- American Loan &
                   Jewelry, Inc.
         10.43(4) Lease of Registrant's Pawnshop located at Garland, Texas 10.44(5) Amendment No. 1 to Acquisition Agreement - American Loan &
                   Jewelry, Inc.
         10.45(6) Acquisition Agreement - First Cash Auto Pawn
         10.46(6) Lease of Registrant's Pawnshop located at 5519 S.E. 15th
                   Street in Del City, Oklahoma
         10.47(1) Acquisition Agreement - Chapel Jewelry & Loan
         10.48(1) Acquisition Agreement - Outta Pawn Outlet
         10.49(8) Asset Purchase Agreement Between Mr. Payne and the Company 10.50(8) Agreement with Partridge Capital Corporation
         10.52(8) Fairness Opinion dated November 19, 1993 in connection with the Asset Sale
         10.53(8) NationsBank consent to Asset Sale
         10.54(7) Repurchase of First Cash, Inc. Stock from American Pawn &
                   Jewelry, Inc.
         10.55(7) Acquisition of Famous Pawn, Inc.
         10.56(9) Audited Financial Statements of Famous Pawn, Inc. for the ten
                   and one-half months ended May 15, 1994.
         10.57(10) Acquisition Agreement of Five Pawnshops from Jeff Gerhoff. 10.58(10) Loan Agreement between First Cash, Inc. and Bank One, Texas,
                    National Association, dated July 28, 1994.
         11.0(11) Computation of Earnings Per Share for the Year Ended July 31,
                   1995.
         21.0(10) Subsidiaries
         27.0     Financial Date Schedules (Edgar version only)

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

     (b) On June 4, 1997, the Company filed a Form 8-K to report a change in the Company's independent accountants. There were no financial statements included in the Form 8-K dated June 4, 1997.


                                     SIGNATURES
                                     ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST CASH, INC.
                                  ----------------


                                         PHILLIP E. POWELL
                                  ---------------------------------
                                  Phillip E. Powell, Chief Executive Officer
                                  October 10, 1997


                                         RICK L. WESSEL
                                  ---------------------------------
                                  Rick L. Wessel, Principal Accounting Officer
                                  October 10, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature            Capacity                   Date
             ---------            --------                   ----

        PHILLIP E. POWELL    Chairman of the Board and  October 10, 1997
----------------------------   Chief Executive Officer
        Phillip E. Powell


         RICK L. WESSEL      Chief Financial Officer,   October 10, 1997
----------------------------  Secretary and Treasurer
         Rick L. Wessel


          JOE R. LOVE        Director                   October 10, 1997
----------------------------
          Joe R. Love


       RICHARD T. BURKE      Director                   October 10, 1997
----------------------------
       Richard T. Burke


                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Board of Directors and Stockholders of First Cash, Inc.

We have audited the consolidated balance sheet of First Cash, Inc. and subsidiaries as of July 31, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash, Inc. and subsidiaries at July 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Fort Worth, Texas
September 4, 1997




                         REPORT OF INDEPENDENT ACCOUNTANTS
                         ---------------------------------

To the Board of Directors and Stockholders of First Cash, Inc.

     In our opinion, the consolidated balance sheet and the related consolidated statements of income, of cash flows, and of changes in stockholders'equity as of and for each of the two years in the period ended July 31, 1996 present fairly, in all material respects, the financial position, results of operations and cash flows of First Cash, Inc. and its subsidiaries as of and for each of the two years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements for First Cash, Inc. and its subsidiaries for any period subsequent to July 31, 1996.




PRICE WATERHOUSE LLP
Fort Worth, Texas
October 22, 1996




                                  FIRST CASH, INC.
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------

                                                   July 31,  July 31,
                                                     1997      1996
                                                     ----      ----
                                                 (in thousands, except
                                                       share data)
                    ASSETS
Cash and cash equivalents.......................  $  1,139   $    680
Service charges receivable......................     1,949      1,783
Loans...........................................    12,877     11,701
Inventories.....................................    10,035      8,772
Prepaid expenses and other current assets.......     1,122        869
                                                  --------   --------
      Total current assets......................    27,122     23,805
Property and equipment, net.....................     6,554      5,647
Intangible assets, net of accumulated
 amortization of $2,570 and $1,934, respectively    22,256     21,547
Other...........................................       745        946
                                                  --------   --------
                                                  $ 56,677   $ 51,945
                                                  ========   ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
 notes payable..................................  $    942   $    611
Accounts payable and accrued expenses...........     2,437      1,672
Income taxes payable............................       127        424
                                                  --------   --------
      Total current liabilities.................     3,506      2,707
Revolving credit facility.......................    15,575     14,550
Long-term debt and notes payable, net of
 current portion................................     2,735      2,477
Debentures Due 1999.............................     6,022      7,500
Debentures Due 2004.............................       500      2,500
Deferred income taxes...........................     2,060      1,628
                                                  --------   --------
                                                    30,398     31,362
                                                  --------   --------
Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
   shares authorized; no shares issued
   or outstanding...............................         -          -
  Common stock; $.01 par value; 20,000,000
   shares authorized; 4,931,376 and 4,168,459
   shares issued, respectively; 4,460,417 and
   3,697,500 shares outstanding, respectively...        50         42
  Additional paid-in capital....................    21,005     17,611
  Retained earnings.............................     7,489      5,195
  Common stock held in treasury, at cost;
   470,959 shares...............................    (2,265)    (2,265)
                                                  --------   --------
                                                    26,279     20,583
Commitments (see Note 11)
                                                  --------   --------
                                                  $ 56,677   $ 51,945
                                                  ========   ========

                          The accompanying notes are an
            integral part of these consolidated financial statements.


                                  FIRST CASH, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                         ---------------------------------

                                                 Year Ended July 31,
                                              1997      1996      1995
                                              ----      ----      ----
                                      (in thousands, except per share amounts)
Revenues:
      Merchandise sales...................  $32,628   $24,823   $20,709
      Pawn service charges................   16,517    13,149    11,298
      Other...............................      286        51       177
                                            -------   -------   -------
                                             49,431    38,023    32,184
                                            -------   -------   -------
Cost of goods sold and expenses:
      Cost of goods sold..................   22,502    16,714    13,648
      Operating expenses..................   15,774    12,573    10,678
      Interest expense....................    2,340     2,124     2,116
      Depreciation........................      717       540       506
      Amortization........................      636       565       531
      Administrative expenses.............    3,831     3,150     3,013
                                            -------   -------   -------
                                             45,800    35,666    30,492
                                            -------   -------   -------
Income before income taxes................    3,631     2,357     1,692
Provision for income taxes................    1,337       917       592
                                            -------   -------   -------
Net income................................  $ 2,294   $ 1,440   $ 1,100
                                            =======   =======   =======

Primary earnings per share................  $  0.52   $  0.39   $  0.30
                                            =======   =======   =======

Fully diluted earnings per share..........  $  0.47   $  0.38   $  0.30
                                            =======   =======   =======

                          The accompanying notes are an
             integral part of these consolidated financial statements.


                                  FIRST CASH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------

                                                Year Ended July 31,
                                              1997      1996      1995
                                              ----      ----      ----
                                                   (in thousands)
Cash flows from operating activities:
  Net income..............................  $ 2,294   $ 1,440   $ 1,100
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
     Depreciation and amortization........    1,353     1,105     1,037
  Changes in operating assets and
   liabilities, net of effect of purchases
   of existing stores:
     Service charges receivable...........      (62)     (227)      (83)
     Inventories..........................   (1,152)     (899)   (1,260)
     Prepaid expenses and other assets....       (6)     (474)      707
     Accounts payable and accrued expenses      257       451       151
     Current and deferred income taxes....      135       556       723
                                            -------   -------   -------
       Net cash flows from operating
        activities........................    2,819     1,952     2,375
                                            -------   -------   -------
Cash flows from investing activities:
  Net increase in loans...................     (566)   (1,606)     (601)
  Purchases of property and equipment.....   (1,188)   (1,282)   (1,063)
  Proceeds from sale of property and
   equipment..............................        -         -       375
  Acquisition of existing pawnshops.......   (2,643)   (4,370)   (2,347)
                                            -------   -------   -------
       Net cash flows from investing
        activities........................   (4,397)   (7,258)   (3,636)
                                            -------   -------   -------
Cash flows from financing activities:
  Proceeds from debt......................   16,086    17,909    10,622
  Repayments of debt......................  (13,975)  (12,385)   (8,499)
  Purchase of treasury stock..............        -         -      (963)
  Repurchase of outstanding warrants......     (250)        -         -
  Proceeds from exercise of options and
   warrants...............................      176       196         -
                                            -------   -------   -------
       Net cash flows from financing
        Activities........................    2,037     5,720     1,160
                                            -------   -------   -------
Change in cash and cash equivalents.......      459       414      (101)
Cash and cash equivalents at beginning
 of the year..............................      680       266       367
                                            -------   -------   -------
Cash and cash equivalents at end of
 the year.................................  $ 1,139   $   680   $   266
                                            =======   =======   =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest............................  $ 2,405   $ 2,102   $ 1,990
                                            =======   =======   =======
      Income taxes........................  $ 1,173   $   361   $    99
                                            =======   =======   =======

Supplemental disclosure of noncash investing and
 financing activities:
   Noncash transactions in connection with
    various pawnshop acquisitions:
     Fair market value of assets acquired.  $ 2,652   $ 4,308   $ 5,099
       Less issuance of common stock......        -         -      (800)
       Less issuance of debt..............        -         -    (2,000)
       Less assumption of liabilities
        and costs of acquisition..........       (9)      (23)      (99)
                                            -------   -------   -------
     Net cash paid........................  $ 2,643   $ 4,285   $ 2,200
                                            =======   =======   =======

   Noncash conversion of subordinated
    debentures into shareholders' equity..  $ 3,476         -         -
                                            =======   =======   =======

                          The accompanying notes are an
             integral part of these consolidated financial statements.



                                           FIRST CASH, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     ----------------------------------------------------------

                             Common  Additional  Preferred            Treasury
                              Stock   Paid-in      Stock   Retained    Stock
                            --------  Capital     -------- Earnings   --------
                           Shrs  Amnt -------    Shrs Amnt --------  Shrs Amnt	     Total
                           ----  ----            ---- ----           ---- ----      -----
                                                   (in thousands)
Balance at July 31, 1994. 3,930 $  40 $ 16,617      -    - $  2,655  313 $(1,302) $18,010
Common stock issued in
 connection with an
 acquisition.............   200     2      798      -    -        -    -       -      800
Purchase of treasury
 Stock...................     -     -        -      -    -        -  158    (963)    (963)
Net income...............     -     -        -      -    -    1,100    -       -    1,100
                          ----- ----- --------    ---  --- --------  --- -------  -------
Balance at July 31, 1995. 4,130    42   17,415      -    -    3,755  471  (2,265)  18,947
Exercise of stock
 options and warrants....    38     -      196      -    -        -    -       -      196
Net income...............     -     -        -      -    -    1,440    -       -    1,440
                          ----- ----- --------    ---  --- --------  --- -------  -------
Balance at July 31, 1996. 4,168    42   17,611      -    -    5,195  471  (2,265)  20,583
Exercise of stock
 Warrants................    44     1      175      -    -        -    -       -      176
Conversion of debentures.   719     7    3,469      -    -        -    -       -    3,476
Repurchase of warrants...     -     -     (250)     -    -        -    -       -     (250)
Net income...............     -     -        -      -    -    2,294    -       -    2,294
                          ----- ----- --------    ---  --- --------  --- -------  -------
Balance at July 31, 1997. 4,931 $  50 $ 21,005      -    - $  7,489  471 $(2,265) $26,279
                          ===== ===== ========    ===  === ========  === =======  =======

                                The accompanying notes are an
                   integral part of these consolidated financial statements.



                                  FIRST CASH, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY
-----------------------------------------------

     First Cash, Inc. (the "Company") was incorporated in Texas on July 5, 1988 and was reincorporated in Delaware in April 1991. The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property. In addition to making short-term loans, the Company offers for resale the personal property forfeited by the individuals on loans, as well as personal property purchased outright from customers and vendors. As of July 31, 1997 the Company owned fifty-seven stores.

     In addition to operating its own stores, the Company also receives management fees for managing pawnshops owned by third parties. As of July 31, 1997, the Company managed seven such stores. These third parties own and provide 100% of the financing for the pawnshops, and incur all direct costs to operate the pawnshops, including but not limited to payroll, store operating expenses, cost of inventory, and pawn loans. The Company receives a monthly management fee for each store managed, and provides computer support, accounting, auditing, oversight and management of these stores.

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

     Inventories - Inventories represent merchandise purchased directly from the public, merchandise acquired from forfeited loans and new merchandise purchased from vendors. Inventories purchased directly from vendors and customers are recorded at cost. Inventories from forfeited loans are recorded at the amount of the loan principal plus one month's accrued pawn service charges on the unredeemed goods. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventory and determined that a valuation allowance is not necessary.

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

     Intangible assets - Intangible assets consist of the excess of purchase price over net assets acquired and non-compete agreements. Excess purchase price over net assets acquired is being amortized on a straight-line basis over an estimated useful life of forty years and payments relative to non-compete agreements are amortized over their estimated useful lives ranging from two to ten years. The Company's amortization policy is reviewed annually by the Board of Directors to determine if any change is appropriate. Management of the Company periodically evaluates the carrying value of the excess purchase price over the net tangible assets of businesses acquired to determine that no diminution in carrying value has occurred by comparing a multiple of current earnings before income taxes on an undiscounted basis to the net carrying value of the related intangibles. The multiple used in this evaluation is consistent with the Company's acquisition model and is determined based upon a discount to the historical trading multiple of the Company's common stock. Upon any such diminution in value, an appropriate amount would be charged to earnings.

     Long lived assets - Long-lived assets (i.e., property, plant and equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss would be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

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

     Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended July 31, 1997, 1996 and 1995 was $219,000, $165,000 and $225,000, respectively.

     Stock-Based Compensation - Compensation expense is recorded with respect to stock option grants and retention stock awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") had been applied. The Company accounts for stock based employee compensation plans under the intrinsic method pursuant to APB 25 and has made the disclosures in the footnotes as required by FAS 123.

     Earnings per share - Earnings per common share is calculated using the Modified Treasury Stock Method as required by Accounting Principles Board Opinion No.15 ("APB 15"), which requires a dual computation. The first computation divides net income available to common shareholders by the weighted average shares of common stock outstanding during the period. The second computation requires all common stock equivalents, whether dilutive or anti dilutive, be included in an aggregate computation, however, the number of common shares assumed to be repurchased into treasury is limited to 20% of the number of common shares outstanding at the end of the period. The remaining excess proceeds are then assumed to first retire outstanding debt, and second, to purchase certain "risk-free" securities. Pursuant to APB 15, if the result of the aggregate computation is dilutive, when compared to the first computation, its result must be reported as earnings per share; otherwise, the result of the first computation is reported. As a result of this computation, the proceeds from the assumed exercise of common stock equivalents were assumed to be used to repurchase 20% of the outstanding common shares at the average stock price during the year and the remaining proceeds were used to retire debt and invest in 5.25% securities. This increased adjusted net income by $1,019,000, $1,073,000, and $470,000, respectively, and increased the share count by 2,589,000 shares, 2,726,000 shares, and 1,430,000 shares, respectively, for the years ended July 31, 1997, 1996 and 1995. Thus, the adjusted net income and share count used in computing primary earnings per share were $3,313,000 and 6,414,000 shares, respectively, for the year ended July 31, 1997, $2,513,000 and 6,395,000 shares, respectively, for the year ended July 31, 1996, and $1,570,000 and 5,150,000 shares, respectively, for the year ended July 31, 1995. For purposes of calculating primary earnings per share, convertible debentures are not included as they are not considered common stock equivalents. Fully diluted earnings per share is calculated in a similar manner except that all convertible debentures are also included in this computation and the higher of the closing stock price or average stock price for the year is used. Fully diluted earnings per share's adjusted net income increased $1,670,000, $1,757,000, and $1,083,000, respectively, and the share count increased 4,604,000 shares, 4,848,000 shares, and 3,552,000 shares, respectively, for the years ended July 31, 1997, 1996 and 1995. Thus, the adjusted net income and share count used in computing fully diluted earnings per share were $3,964,000 and 8,430,000 shares, respectively, for the year ended July 31, 1997, $3,197,000 and 8,517,000 shares, respectively, for the year ended July 31, 1996, and $2,183,000 and 7,271,000 shares, respectively, for the year ended July 31, 1995.

     Pervasiveness of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties which may cause actual results to differ materially from the Company's estimates.

     New accounting pronouncements - In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), which is effective for periods ending after December 15, 1997. Effective November 1, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. FAS 128 permits a pro forma disclosure of the new earnings per share computations in periods prior to adoption. Using the computations in FAS 128, the Company's basic and diluted earnings per share for the year ended July 31, 1997 would be $0.60 and $0.46, respectively, compared to basic and diluted earnings per share of $0.39 and $0.35, respectively for the year ended July 31, 1996, and $0.30 for both basic and fully diluted earnings per share for the year ended July 31, 1995.

NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

     In September and October 1996, the Company acquired four individual stores in its Mid-Atlantic division, in December 1996 the Company acquired one store in the Dallas, Texas area, in February 1997 the Company acquired one store in Corpus Christi, Texas, and in March 1997 the Company acquired one store in Bladensburg, Maryland. These asset purchases were made for an aggregate purchase price of $2,643,000 consisting of cash paid to the sellers of $2,516,000 and legal, consulting and other fees of $127,000. These acquisitions were financed with proceeds from the Company's Credit Facility and acquisition term notes provided by the Company's primary lender. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, and location and condition of the facilities. Pro forma results of operations for these acquisitions are not presented because they are not material to historical results.

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

     All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill and other intangible assets, net of accumulated amortization, resulting from acquisitions was $22,256,000 and $21,547,000 as of July 31, 1997 and 1996, respectively. The results of operations of the acquired companies are included in the consolidated financial statements from their respective dates of acquisition. In connection with these acquisitions, the Company entered into 2 to 10 year non-compete agreements with the former owners.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

     In October 1994 and January 1996, the Company issued to Mr. Jon Burke, the brother of a director of the Company, Mr. Richard T. Burke, warrants to purchase 5,000 shares and 50,000 shares, respectively, of the Company's Common Stock at exercise prices of $4.625 per share for consulting services to be provided through January 2001. The warrants vest over a five-year period. In August 1996, the Company entered into a management agreement to operate and manage pawnshops for JB Pawn, Inc., a Texas corporation. JB Pawn, Inc. owns and provides 100% of the financing for its pawnshops, and incurs all direct costs to operate the pawnshops, including payroll, store operating expenses, cost of inventory, and pawn loans. The Company receives a monthly management fee for each store managed, and provides computer support, accounting, auditing, oversight and management of these stores. JB Pawn, Inc. is 100% owned and controlled by Mr. Jon Burke, a brother of a director of the Company. In the event that JB Pawn, Inc. receives an offer to purchase any of its pawnshops, the Company shall have a first right of refusal to match such offer. The Company recorded management fee revenue of $212,000 under this agreement during fiscal 1997.

     During fiscal 1996, the Company paid to Joe R. Love, a director of the Company, a consulting fee of $75,000 for services rendered in connection with certain acquisitions.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment consist of the following (in thousands):

                                              July 31,   July 31,
                                                1997       1996
                                                ----       ----
          Land............................... $   719    $   719
          Buildings..........................   1,002      1,002
          Leasehold improvements.............   2,089      1,792
          Furniture, fixtures and equipment..   5,516      4,192
                                              -------    -------
                                                9,326      7,705
          Less: accumulated depreciation.....  (2,772)    (2,058)
                                              -------    -------
                                              $ 6,554    $ 5,647
                                              =======    =======

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

     Accounts payable and accrued expenses consist of the following (in thousands):

                                              July 31,  July 31,
                                                1997      1996
                                                ----      ----
          Accounts payable................... $   216    $   147
          Accrued payroll....................     939        650
          Layaway deposits...................     572        534
          Sales tax payable..................     147        113
          Other..............................     563        228
                                              -------    -------
                                              $ 2,437    $ 1,672
                                              =======    =======

NOTE 7 - REVOLVING CREDIT FACILITY
----------------------------------

     The Company maintains a long-term line of credit facility ("Credit Facility") with a bank in the amount of $20,000,000. At July 31, 1997, $15,575,000 was outstanding under this Credit Facility and an additional $1,802,000 was available to the Company pursuant to the available borrowing base. Borrowings under the Credit Facility bear interest at the prevailing LIBOR rate plus one and three-quarters percent. Amounts available under the Credit Facility are limited to the sum of 60% of inventory and 80% of loans and service charges receivable of the Company. The Credit Facility is scheduled to mature on December 1, 1998. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. As of July 31, 1997, the Company was in compliance with such covenants. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

NOTE 8 - LONG-TERM DEBT AND NOTES PAYABLE
-----------------------------------------

     Long-term debt and notes payable consist of the following (in thousands):

                                                            July 31,   July 31,
                                                              1997       1996
                                                              ----       ----
Note payable to a bank; bearing interest at 7.4%; monthly
 principal payments of $2,335 and interest payments
 based upon the unpaid balance;  matures December 1,
 2000; secured by real estate.............................. $   555    $   564
Note payable to a bank; bearing interest at 7.4%; monthly
 principal payments of $2,957 and interest payments
 based upon the unpaid balance; matures April 1, 2001;
 secured by real estate....................................     511        538
Note payable to an unrelated corporation;  bearing interest
 at 7%; unsecured; fully retired during fiscal 1997........       -      1,443
Unsecured demand note payable to an individual;
 bearing interest at 7%; interest payable monthly
 in installments of $583...................................     100        100
Note payable to a bank; bearing interest at 9.3%; monthly
 principal and interest payments of $14,504, until
 maturity at July 1, 1999; secured by equipment............     317        443
Note payable to a bank; bearing interest at 8.9%; monthly
 principal and interest payments of $7,367, until maturity
 at October 1, 2001; secured by equipment..................     312          -
Note payable to a bank; bearing interest at 9.2%; monthly
 principal and interest payments of $5,797, until maturity
 at January 15, 2002; secured by equipment.................     255          -
Note payable to a bank; bearing interest at 9.3%; monthly
 principal and interest payments of $5,452, until maturity
 at July 1, 2002; secured by equipment.....................     257          -
Note payable to a bank;  bearing interest at 7.4%; monthly
 principal payments of $8,222 and interest payments based
 upon the unpaid balance; matures July 1, 2000; secured
 by specific acquired assets...............................     296          -
Note payable to a bank;  bearing interest at 7.4%; monthly
 principal payments of $39,834 and interest payments based
 upon the unpaid balance; matures November 1, 1999;
 secured by specific acquired assets.......................   1,074          -
                                                            -------    -------
                                                              3,677      3,088
Less: current portion......................................    (942)      (611)
                                                            -------    -------
                                                            $ 2,735    $ 2,477
                                                            =======    =======

Long-term debt and notes payable are scheduled to mature as follows (in thousands):

               Fiscal
               ------
                1998.......................  $   942
                1999.......................      975
                2000.......................      565
                2001.......................    1,078
                2002.......................      117
                                             -------
                                             $ 3,677
                                             =======

NOTE 9 - CONVERTIBLE SUBORDINATED DEBENTURES
--------------------------------------------

     In April 1994, the Company completed the private placement of $7,500,000 of 10% Convertible Subordinated Debentures Due 1999. During fiscal 1997, $1,476,000 of these debentures were converted by the holders into 318,917 shares of Common Stock. The outstanding debentures are convertible into 1,302,000 shares of Common Stock, which represents a conversion price of $4.625 per share, at the option of the debenture holders, or may be prepaid in whole by the Company if the price of the Company's Common Stock trades at or above $8.10 for 30 consecutive days

     These debentures are subordinated to the Credit Facility and are unsecured. A default under the terms of the Company's Credit Facility also results in default under the provisions of these debentures. Interest on the debentures is payable quarterly at March 31, June 30, September 30 and December 31, and principal is due in 1999, if not previously converted into Common Stock. Debt issue costs of $934,000 were incurred in this transaction and are included in other assets on the accompanying consolidated balance sheet, net of accumulated amortization of $400,000, $280,000 and $160,000 at July 31, 1997, 1996 and 1995,
respectively. As of July 31, 1997, the fair market value of these debentures is estimated to be $7,812,000.

     In conjunction with the acquisition of Famous Pawn in May 1994, the Company issued $2,500,000 of 7% Convertible Subordinated Debentures Due 2004 to the former sole shareholder of Famous Pawn. During fiscal 1997, $2,000,000 of these debentures were converted into 400,000 shares of Common Stock. The outstanding debentures may be converted into 100,000 shares of Common Stock at the option of the debenture holder on or after June 1, 1997, which represents a conversion price of $5 per share, or may be prepaid in whole by the Company if the price of the Company's Common Stock trades at or above $10 per share for 10 consecutive trading days on or after June 1, 1997. These debentures are subordinated to the Credit Facility and are unsecured. A default under the terms of the Company's Credit Facility also results in default under the provisions of these debentures. Interest on the debentures is payable monthly, and principal is due 2004, if not previously converted into Common Stock. As of July 31, 1997, the fair market value of the remaining debentures is estimated to be $600,000.

NOTE 10 - INCOME TAXES
----------------------

     Components of the provision for income taxes consist of the following (in thousands):

                                     For the year ended July 31,
                                       1997     1996     1995
                                       ----     ----     ----
        Current:
          Federal................... $   784  $   446  $    40
          State.....................     121       67       46
                                     -------  -------  -------
                                         905      513       86
        Deferred....................     432      404      506
                                     -------  -------  -------
                                     $ 1,337  $   917  $   592
                                     =======  =======  =======

     The Company has no deferred tax assets. The principal current and non current deferred tax liabilities consist of the following at July 31, 1997 and 1996 (in thousands):

                                           July 31,  July 31,
                                             1997      1996
                                             ----      ----
        Deferred tax liabilities:
          Intangible asset amortization.. $  1,222   $    989
          Depreciation...................      603        466
          State income taxes.............      139        106
          Service charges receivable.....       50         48
          Other..........................      150         67
                                          --------   --------
          Net deferred tax liability..... $  2,164   $  1,676
                                          ========   ========

        Reported as:
          Current liabilities - income
           taxes payable................. $    104   $     48
          Non-current liabilities -
           deferred income taxes.........    2,060      1,628
                                          --------   --------
          Net deferred tax liability..... $  2,164   $  1,676
                                          ========   ========

     The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income before income taxes. The following is a reconciliation of such differences (in thousands):

                                                For the year ended July 31,
                                               1997        1996        1995
                                               ----        ----        ----
     Tax at the federal statutory rate.....   $1,235      $  801      $  575
     Nondeductible amortization of
      intangible assets....................       34          34          34
     State income taxes, net of federal
      tax benefit..........................      112          67          52
     Other, net............................      (44)         15         (69)
                                              ------      ------      ------
                                              $1,337      $  917      $  592
                                              ======      ======      ======

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company leases certain of its pawnshop facilities and computer equipment under operating leases with terms ranging from two to ten years. Most facility leases contain renewal and/or purchase options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

                Fiscal
                ------
                 1998..............  $ 2,602
                 1999..............    2,329
                 2000..............    1,872
                 2001..............    1,398
                 2002..............      752
                 Thereafter........    1,447
                                     -------
                                     $10,400
                                     =======

     Rent expense under such leases was $2,519,000, $2,070,000 and $1,964,000 for fiscal years 1997, 1996 and 1995, respectively.

     The Company is aware of no material legal proceedings pending to which it is a party, or its property is subject. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 12 - EMPLOYEE STOCK OPTION PLAN AND OUTSTANDING WARRANTS
-------------------------------------------------------------

     On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 250,000 shares. The exercise price for each stock option granted under the Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of July 31, 1997, options to purchase 45,875 shares of Common Stock were available for grant under the Plan. Options to purchase 143,938 shares were fully vested at July 31, 1997.

     The Company also issues warrants to purchase shares of Common Stock to certain key members of management, to members of the Board of Directors who are not employees or officers of the Company and to outside consultants and advisors in connection with various acquisitions, debt offerings and consulting engagements. In accordance with the provisions of FAS 123, the issuance of warrants to outside consultants and advisors is accounted for using the fair value method prescribed by FAS 123. Warrants granted to outside consultants and advisors prior to December 15, 1995 are accounted for using methods prescribed by APB 25.

     Stock option and warrant activity from July 31, 1994 through July 31, 1997 is summarized in the accompanying chart (in thousands, except exercise price).

                                                        Exercisable
                                                     -------------------
                                        Weighted               Wtd. Avg.
                                        Average                Exercise
                 Options   Warrants  Exercise Price  Number     Price
                 -------   --------  --------------  ------     -----
July 31, 1994..    119       1,595       $ 4.63       1,710     $ 4.60
 Granted.......     97          65         4.63
 Cancelled.....    (14)       (210)        4.94
                 -----      ------
July 31, 1995..    202       1,450         4.58       1,566       4.55
 Granted.......    117       1,908         9.75
 Cancelled.....   (109)       (124)        5.55
 Exercised.....     (3)        (15)        4.28
                 -----      ------
July 31, 1996..    207       3,219         7.57       3,352       7.64
 Granted.......      9           -         4.75
 Cancelled.....    (15)          -         4.93
 Repurchased...      -        (198)        4.52
 Exercised.....      -         (44)        4.00
                 -----      ------
July 31, 1997..    201       2,977         7.82       3,120       7.88
                 =====      ======

     Options and warrants outstanding as of July 31, 1997 are as follows (in thousands, except exercise price and life):

                       Total Warrants   Weighted Average
     Exercise Price     and Options      Remaining Life    Currently Exercisable
     --------------     -----------      --------------    ---------------------
         $4.00              953               3.3                    953
          4.63            1,166               3.4                  1,117
          4.75                9               4.0                      -
         12.00               50               0.1                     50
         15.00            1,000               3.0                  1,000
                          -----                                    -----
                          3,178                                    3,120
                          =====                                    =====

     The Company applies the intrinsic value method in accounting for its stock option and warrant issuances. Accordingly, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant dates for such option and warrant awards, the Company's net income would have been reduced by $1,039,000 in 1996 and $2,000 in 1997. Primary and fully diluted earnings per share would have been reduced by $0.28 in fiscal 1996, while there would be no earnings per share effect in fiscal 1997.

     Weighted average grant-date fair values of options issued were $3.30 per unit in fiscal 1997 and $0.83 per unit in fiscal 1996, which were calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

                                        1997        1996
                                        ----        ----
         Expected volatility.........    39%         38%
         Expected dividend yield.....     -           -
         Expected option term........  5 years     5 years
         Risk-free rate of return....   6.31%       5.79%

NOTE 13 - FIRST CASH 401(k) PLAN
--------------------------------

     The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee contributions are paid to a corporate trustee and invested in various funds. Company contributions are invested in its common stock, and contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company contributions to the Plan were $69,000 and $34,000 for fiscal 1997 and 1996, respectively.