Form 10-Q
period 1997-10-31
FIRST CASH INC
filed 1997-12-15
CIK 840489

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended                           Commission File Number:
    October 31, 1997                                      0-19133


                              FIRST CASH, INC.
           (Exact name of registrant as specified in its charter)


              Delaware                                 75-2237318
      (State of Incorporation)           (IRS Employers Identification Number)

      690 East Lamar, Suite 400
          Arlington, Texas                                76011
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

As of December 15, 1997, there were 4,465,792 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.




Part I.  Financial Information
Item 1.  Financial Statements
-----------------------------

                              FIRST CASH, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                               October 31,  July 31,
                                                  1997       1997
                                                  ----       ----
                                               (unaudited)
                                         (in thousands, except share data)
                 ASSETS
Cash and cash equivalents.....................  $  1,002   $  1,139
Service charges receivable....................     2,055      1,949
Loans.........................................    13,651     12,877
Inventories...................................    10,969     10,035
Prepaid expenses and other current assets.....     1,987      1,122
                                                --------   --------
     Total current assets.....................    29,664     27,122
Property and equipment, net...................     6,563      6,554
Intangible assets, net........................    22,509     22,256
Other.........................................       720        745
                                                --------   --------
                                                $ 59,456   $ 56,677
                                                ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
  notes payable...............................  $    365   $    942
Accounts payable and accrued expenses.........     2,193      2,437
Income taxes payable..........................       474        127
                                                --------   --------
     Total current liabilities................     3,032      3,506
Revolving credit facility.....................    18,725     15,575
Long-term debt and notes payable, net of
  current portion.............................     1,937      2,735
Debentures Due 1999...........................     6,022      6,022
Debentures Due 2004...........................       500        500
Deferred income taxes.........................     2,181      2,060
                                                --------   --------
                                                  32,397     30,398
                                                --------   --------
Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding...............................         -          -
  Common stock; $.01 par value; 20,000,000
    shares authorized; 4,936,751 and 4,931,376
    shares issued, respectively; 4,465,792 and
    4,460,417 shares outstanding, respectively        50         50
  Additional paid-in capital..................    21,027     21,005
  Retained earnings...........................     8,247      7,489
  Common stock held in treasury, at cost,
    470,959 shares............................    (2,265)    (2,265)
                                                --------   --------
                                                  27,059     26,279
                                                --------   --------
                                                $ 59,456   $ 56,677
                                                ========   ========

                   The accompanying notes are an integral
         part of these condensed consolidated financial statements.


                               FIRST CASH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ended October 31,
                                            ------------------------------
                                                   1997        1996
                                                   ----        ----
                                                (unaudited) (unaudited)
                                               (in thousands, except per
                                                     share amounts)
Revenues:
     Merchandise sales.........................  $  8,473    $  6,748
     Pawn service charges......................     4,631       4,061
     Other.....................................        75          71
                                                 --------    --------
                                                   13,179      10,880
                                                 --------    --------
Cost of goods sold and expenses:
     Cost of goods sold........................     5,839       4,629
     Operating expenses........................     4,239       3,610
     Interest expense..........................       546         564
     Depreciation..............................       196         162
     Amortization..............................       166         155
     Administrative expenses...................       961         872
                                                 --------    --------
                                                   11,947       9,992
                                                 --------    --------
Income before income taxes.....................     1,232         888
Provision for income taxes.....................       474         335
                                                 --------    --------
Net income.....................................  $    758    $    553
                                                 ========    ========

Primary earnings per share.....................  $    .15    $    .13

Fully diluted earnings per share...............  $    .14    $    .12

               The accompanying notes are an integral part of these condensed consolidated financial statements.


                              FIRST CASH, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three Months Ended October 31,
                                            ------------------------------
                                                   1997        1996
                                                   ----        ----
                                                (unaudited) (unaudited)
                                                     (in thousands)
Cash flows from operating activities:
     Net income................................  $    758    $    553
     Adjustments to reconcile net income to
      net cash used for operating activities:
         Depreciation and amortization.........       362         317
     Changes in operating assets and
      liabilities, net of effect of purchases
      of existing stores:
         Service charges receivable............       (72)        (34)
         Inventories...........................      (813)     (1,656)
         Prepaid expenses and other assets.....      (840)       (508)
         Accounts payable and accrued expenses.      (244)        715
         Current and deferred income taxes.....       468         103
                                                 --------    --------
           Net cash flows from operating
            activities.........................      (381)       (510)
                                                 --------    --------
Cash flows from investing activities:
     Net increase in loans.....................      (549)       (347)
     Purchases of property and equipment.......      (130)        (39)
     Acquisition of existing pawnshops.........      (874)     (1,808)
                                                 --------    --------
           Net cash flows from investing
            activities.........................    (1,553)     (2,194)
                                                 --------    --------
Cash flows from financing activities:
     Proceeds from debt........................     1,975       4,850
     Repayments of debt........................      (200)     (2,323)
     Proceeds from exercise of stock options...        22           -
                                                 --------    --------
           Net cash flows from financing
            activities.........................     1,797       2,527
                                                 --------    --------
Increase (decrease) in cash and cash
 equivalents...................................      (137)       (177)
Cash and cash equivalents at beginning of
 the period....................................     1,139         680
                                                 --------    --------
Cash and cash equivalents at end of
 the period....................................  $  1,002    $    503
                                                 ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest.............................  $    552    $    589
                                                 ========    ========
          Income taxes.........................  $      8    $    253
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


                              FIRST CASH, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash, Inc. and its wholly-owned subsidiaries, American Loan & Jewelry, Inc. and Famous Pawn, Inc. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1997 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of October 31, 1997 and for the periods ended October 31, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Earnings Per Share
---------------------------

     Earnings per common share is calculated using the Modified Treasury Stock Method as required by Accounting Principles Board Opinion No.15 ("APB 15"), which requires a dual computation. The first computation divides net income available to common shareholders by the weighted average shares of common stock outstanding during the period. The second computation requires all common stock equivalents, whether dilutive or anti-dilutive, be included in an aggregate computation, however, the number of common shares assumed to be repurchased into treasury is limited to 20% of the number of common shares outstanding at the end of the period. The remaining excess proceeds are then assumed to first retire outstanding debt, and second, to purchase certain "risk-free" securities. Pursuant to APB 15, if the result of the aggregate computation is dilutive, when compared to the first computation, its result must be reported as earnings per share; otherwise, the result of the first computation is reported. As a result of this computation, the proceeds from the assumed exercise of common stock equivalents were assumed to be used to repurchase 20% of the outstanding common shares at the average stock price during the quarter and the remaining proceeds were used to retire debt and invest in 5.25% securities. This increased adjusted net income by $221,000 and $263,000, respectively, and increased the share count by 2,233,000 and 2,690,000 shares, respectively, for the three months ended October 31, 1997 and 1996. Thus, the adjusted net income and share count used in computing primary earnings per share were $979,000 and $816,000, respectively, and 6,694,000 and 6,409,000 shares, respectively, for the three months ended October 31, 1997 and 1996. For purposes of calculating primary earnings per share, convertible debentures are not included as they are not considered common stock equivalents. Fully diluted earnings per share is calculated in a similar manner except that all convertible debentures are also included in this computation and the higher of the closing stock price or average stock price for the quarter is used. Fully diluted earnings per share's adjusted net income increased $337,000 and $435,000, respectively, and the share count increased 3,631,000 and 4,790,000 shares, respectively, for the three months ended October 31, 1997 and 1996. Thus, the adjusted net income and share count used in computing fully diluted earnings per share were $1,095,000 and $988,000, respectively, and 8,096,000 and 8,509,000 shares, respectively, for the three months ended October 31, 1997 and 1996.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which the Company is required to adopt during the quarter beginning November 1, 1997. FAS 128 permits a pro forma disclosure of the new earnings per share computations in periods prior to adoption. Using the computations in FAS 128, the Company's basic and diluted earnings per share for the three months ended October 31, 1997 would be $0.17 and $0.13, respectively, compared to basic and diluted earnings per share of $0.15 and $0.12, respectively for the three months ended October 31, 1996.

Note 3 - Revolving Credit Facility
----------------------------------

     Effective November 1, 1997, the Company increased its long-term line of credit with its senior commercial lender to $35,000,000 (the "Credit Facility"). At October 31, 1997, $18,725,000 was outstanding under this Credit Facility and an additional $6,275,000 would have been available to the Company pursuant to the available borrowing base under its November 1, 1997 loan agreement. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first three months of fiscal 1998 and as of December 15, 1997.

Note 4 - Business Acquisitions
------------------------------

     In August, September, and October 1997, the Company acquired the assets of seven individual stores in various regions where the Company operates. These acquisitions were financed with proceeds from the Company's Credit Facility. In December 1997, the Company acquired 100% of the common stock of Silver Hill Pawn, Inc. and Capital Pawnbrokers, Inc., which operate one store each.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The Company's revenues are derived primarily from service charges on pawn loans and the sale of unredeemed goods, or "merchandise sales". Loans are made for a 30-day term with an automatic extension of 60 days in Texas, 30 days in Oklahoma and 15 to 45 days in Maryland and Washington, DC. All loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on the loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the amount of the loan. In Maryland, annualized service charge rates range from 144% to 240%, with a $6 monthly minimum. In Washington, DC, loans up to $40 bear a flat $2 charge per month, while loans over $40 bear a 60% annualized rate. In its Texas stores, the Company recognizes service charges at the inception of the loan at the lesser of the statutory amount for the initial 30-day term or $15, in accordance with state law. In Oklahoma, Maryland and Washington, DC the Company recognizes service charges at the inception of the loan at the amount allowed by law for the first 30 days. Pawn service charge income applicable to the remaining term and/or extension period is not recognized until the loan is repaid or renewed. If a loan is not repaid prior to the expiration of the automatic extension period, the property is forfeited to the Company and held for resale.

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

RESULTS OF OPERATIONS
---------------------

Three months ended October 31, 1997 compared to the three months ended
     October 31, 1996

     Total revenues increased 21% to $13,179,000 for the three month period ended October 31, 1997 ("the First Quarter of Fiscal 1998") as compared to $10,880,000 for the three month period ended October 31, 1996 ("the First Quarter of Fiscal 1997"). The increase resulted from $1,101,000 of revenues generated by the 14 stores which were opened or acquired on or subsequent to August 1, 1996, and an increase of $1,198,000 for the 50 stores which were in operation during all of the First Quarter of Fiscal 1997 and the First Quarter of Fiscal 1998. Of the $2,299,000 increase in total revenues, 75%, or $1,725,000, was attributable to increased merchandise sales, 25%, or $570,000, was attributable to increased pawn service charges, and the remaining increase of $4,000 was attributable to an increase in other income. As a percentage of total revenues, merchandise sales increased from 62% to 64%, pawn service charges decreased from 37% to 35%, and other income remained 1% during the First Quarter of Fiscal 1998 as compared to the First Quarter of Fiscal 1997. The gross profit as a percentage of merchandise sales was 31% during the First Quarter of Fiscal 1998 and the First Quarter of Fiscal 1997.

     The aggregate loan balance increased 10% from $12,467,000 as of October 31, 1996 to $13,651,000 as of October 31, 1997. Of the $1,184,000 increase,
$525,000 was attributable to the addition of 10 stores acquired subsequent to October 31, 1996. The remaining increase was attributable to increases in aggregate loan balances of $659,000 at the 54 stores in operation at both October 31, 1996 and October 31, 1997.

     Operating expenses increased 17% to $4,239,000 during the First Quarter of Fiscal 1998 compared to $3,610,000 during the First Quarter of Fiscal 1997, primarily as a result of the addition of the 14 stores subsequent to August 1, 1996. Administrative expenses increased 10% to $961,000 during the First Quarter of Fiscal 1998 compared to $872,000 during the First Quarter of Fiscal 1997, primarily due to the addition of supervisory staff and other overhead related to the above-mentioned 14 stores acquired. Interest expense decreased from $564,000 in the First Quarter of Fiscal 1997 to $546,000 in the First Quarter of Fiscal 1998. This decrease resulted primarily from interest expense savings due to the conversion into common stock of certain convertible debentures during fiscal 1997.

     For the First Quarter of Fiscal 1998 and the First Quarter of Fiscal 1997, the Company's tax provision of 38% of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, seller-financed indebtedness, the private placement of convertible debentures.

     Effective November 1, 1997, the Company increased its long-term line of credit with its senior commercial lender to $35,000,000 (the "Credit Facility"). At October 31, 1997, $18,725,000 was outstanding under this Credit Facility and an additional $6,275,000 would have been available to the Company pursuant to the available borrowing base under its November 1, 1997 loan agreement. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first three months of fiscal 1998 and as of December 15, 1997.

     In August, September, and October 1997, the Company acquired seven individual stores in various regions where the Company operates. These acquisitions were financed with proceeds from the Company's Credit Facility. In December 1997, the Company acquired 100% of the common stock of Silver Hill Pawn, Inc. and Capital Pawnbrokers, Inc., which operate one store each.

     As of October 31, 1997, the Company's primary sources of liquidity were $1,002,000 in cash and cash equivalents, $2,055,000 in service charges receivable, $13,651,000 in loans, $10,969,000 in inventories and $6,275,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of October 31, 1997 of $26,632,000 and a total liabilities to equity ratio of 1.2 to 1. During the First Quarter of Fiscal 1998, the Company received proceeds of $22,000 from the issuance of 5,375 shares of common stock relating to the exercise of outstanding common stock warrants and options.

     Net cash used by operating activities for the Company during the First Quarter of Fiscal 1998 was $381,000 as compared with $510,000 used for operating activities during the First Quarter of Fiscal 1997. Net cash used for investing activities during the First Quarter of Fiscal 1998 was $1,553,000 as compared with $2,194,000 used for investing activities during the First Quarter of Fiscal 1997. Net cash provided by financing activities of $1,797,000 during the First Quarter of Fiscal 1998 compares to net cash provided by financing activities of $2,527,000 during the First Quarter of Fiscal 1997.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of December 15, 1997. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between August 1, 1997 and December 15, 1997, the Company has acquired nine individual stores in various regions where the Company operates. These acquisitions were financed with proceeds from the Company's Credit Facility.

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


Dated:  December 15, 1997                 FIRST CASH, INC.
                                          -------------------------
							(Registrant)


Phillip E. Powell                         Rick L. Wessel
-------------------------                 -------------------------
Phillip E. Powell                         Rick L. Wessel
Chairman of the Board and                 Chief Accounting Officer
Chief Executive Officer