Form 10-Q
period 1998-01-31
FIRST CASH INC
filed 1998-03-12
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended                       Commission File Number:
        January 31, 1998                                   0-19133


                               FIRST CASH, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)


           Delaware                                   75-2237318
   (State of Incorporation)                         (IRS Employers
                                                 Identification Number
      690 East Lamar, Suite 400
          Arlington, Texas                               76011
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

As of March 12, 1998, there were 4,466,792 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.



Part I.  Financial Information
Item 1.  Financial Statements
------------------------------







                               FIRST CASH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                                         January 31,  July 31,
                                                             1998       1997
                                                             ----       ----
                                                         (unaudited)
                                                          (in thousands, except
                                                               share data)
                      ASSETS
Cash and cash equivalents.............................    $   1,294  $   1,139
Service charges receivable............................        2,012      1,949
Loans.................................................       13,455     12,877
Inventories...........................................       11,375     10,035
Prepaid expenses and other current assets.............        2,853      1,122
                                                          ---------  ---------
     Total current assets.............................       30,989     27,122
Property and equipment, net...........................        6,635      6,554
Intangible assets, net................................       22,626     22,256
Other.................................................          695        745
                                                          ---------  ---------
                                                          $  60,945  $  56,677
                                                          =========  =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and notes payable...    $     365  $     942
Accounts payable and accrued expenses.................        1,943      2,437
Income taxes payable..................................          480        127
                                                          ---------  ---------
     Total current liabilities........................        2,788      3,506
Revolving credit facility.............................       19,425     15,575
Long-term debt and notes payable, net of
 current portion......................................        1,770      2,735
Debentures Due 1999...................................        6,022      6,022
Debentures Due 2004...................................          500        500
Deferred income taxes.................................        2,301      2,060
                                                          ---------  ---------
                                                             32,806     30,398
                                                          ---------  ---------
Stockholders' equity:
     Preferred stock; $.01 par value; 10,000,000
      shares authorized; no shares issued
      or outstanding..................................            -          -
     Common stock; $.01 par value; 20,000,000 shares
      authorized; 4,937,751 and 4,931,376 shares
      issued, respectively; 4,466,792 and 4,460,417
      shares outstanding, respectively................           50         50
     Additional paid-in capital.......................       21,032     21,005
     Retained earnings................................        9,322      7,489
     Common stock held in treasury, at cost,
      470,959 shares..................................       (2,265)    (2,265)
                                                          ---------  ---------
                                                             28,139     26,279
                                                          ---------  ---------
                                                          $  60,945  $  56,677
                                                          =========  =========

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                             FIRST CASH, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               -------------------------------------------

                                   Three Months Ended       Six Months Ended
                                 January 31, January 31, January 31, January 31,
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
                             (unaudited, in thousands, except per share amounts)

Revenues:
     Merchandise sales.......... $  9,713    $  9,262    $ 18,186    $ 16,009
     Pawn service charges.......    4,803       4,204       9,434       8,266
     Other......................       96          71         171         142
                                 --------    --------    --------    --------
                                   14,612      13,537      27,791      24,417
                                 --------    --------    --------    --------
Cost of goods sold and expenses:
     Cost of goods sold.........    6,585       6,423      12,424      11,051
     Operating expenses.........    4,504       3,975       8,743       7,585
     Interest expense...........      533         637       1,079       1,201
     Depreciation...............      213         180         409         342
     Amortization...............      168         159         334         315
     Administrative expenses....      897         971       1,858       1,843
                                 --------    --------    --------    --------
                                   12,900      12,345      24,847      22,337
                                 --------    --------    --------    --------
Income before income taxes......    1,712       1,192       2,944       2,080
Provision for income taxes......      637         396       1,111         731
                                 --------    --------    --------    --------
Net income...................... $  1,075    $    796    $  1,833    $  1,349
                                 ========    ========    ========    ========
Basic earnings per share........ $    .24    $    .21    $    .41    $    .36

Diluted earnings per share...... $    .18    $    .15    $    .31    $    .27



                  The accompanying notes are an integral
        part of these condensed consolidated financial statements.


                              FIRST CASH, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------

                                                       Six-Month Period
                                                       Ended January 31,
                                                       -----------------
                                                        1998       1997
                                                        ----       ----
                                               (unaudited, amounts in thousands)
Cash flows from operating activities:
   Net income......................................  $  1,833    $  1,349
   Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization................       743         657
  (Increase) decrease in:
      Service charges receivable...................         5          48
      Inventories..................................    (1,200)     (1,343)
      Prepaid expenses and other assets............    (1,681)       (729)
   Increase (decrease) in:
      Accounts payable and accrued expenses........      (500)        (76)
      Income taxes payable.........................       594         (21)
                                                     --------    --------
          Net cash flows from operating activities.      (206)       (115)
                                                     --------    --------
Cash flows from investing activities:
   Net (increase) decrease in loans................      (132)         34
   Purchases of property and equipment.............      (378)       (434)
   Acquisition of existing stores..................    (1,464)     (1,965)
                                                     --------    --------
          Net cash flows from investing activities.    (1,974)     (2,365)
                                                     --------    --------
Cash flows from financing activities:
   Proceeds from debt..............................     3,179      11,373
   Repayments of debt..............................      (871)     (8,147)
   Proceeds from exercise of stock options.........        27         117
                                                     --------    --------
          Net cash flows from financing activities.     2,335       3,343
                                                     --------    --------
Increase in cash and cash equivalents..............       155         863
Cash and cash equivalents at beginning
 of the period.....................................     1,139         680
                                                     --------    --------
Cash and cash equivalents at end of the period.....  $  1,294    $  1,543
                                                     ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest.................................  $  1,087    $  1,139
                                                     ========    ========
          Income taxes.............................  $    510    $    765
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




                              FIRST CASH, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------
                                  (UNAUDITED)

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash, Inc. and its wholly-owned subsidiaries, American Loan & Jewelry, Inc., Famous Pawn, Inc., Capital Pawnbrokers, Inc. and Silver Hill Pawn, Inc. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1997 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of January 31, 1998 and for the periods ended January 31, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.


Note 2 - Revolving Credit Facility
----------------------------------

     Effective November 1, 1997, the Company increased its long-term line of credit with its senior commercial lender to $35,000,000 (the "Credit Facility"). At January 31, 1998, $19,425,000 was outstanding under this Credit Facility and an additional $7,069,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first six months of fiscal 1998 and as of March 12, 1998.

Note 3 - Business Acquisitions
------------------------------

     In August, September, and October 1997, the Company acquired the assets of seven individual stores in various regions where the Company operates. In December 1997, the Company acquired 100% of the common stock of Silver Hill Pawn, Inc. and Capital Pawnbrokers, Inc., which operate one store each. In February and March 1998, the Company acquired the assets of two individual stores, bringing the Company's total number of stores owned to sixty-eight. These acquisitions were financed with proceeds from the Company's Credit Facility.


Note 4 - Earnings Per Share
---------------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"), which became effective for periods ending after December 15, 1997. FAS 128 establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. Basic and diluted earnings per share for the three and six month periods ended January 31, 1998 have been calculated in accordance with FAS 128. Earnings per share for prior periods have been restated to conform with FAS 128.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                Three Months Ended         Six Months Ended
                                ------------------         ----------------
                              January 31,  January 31,  January 31,  January 31,
                                  1998        1997         1998         1997
                                  ----        ----         ----         ----
Numerator:

   Net income for calculating
    basic earnings per share    $  1,075    $    796     $  1,833    $  1,349

   Plus interest expense,
    net of taxes, relating to
    convertible debentures           120         171          240         344
                                --------    --------     --------    --------

   Net income for calculating
    diluted earnings per share  $  1,195    $    967     $  2,073    $  1,693
                                ========    ========     ========    ========

Denominator:

   Weighted-average common
    shares for calculating basic
    earnings per share             4,466       3,730        4,464       3,716

   Effect of dilutive securities:
     Stock options and warrants      935         594          898         496
     Convertible debentures        1,402       2,100        1,402       2,109
                                --------    --------     --------    --------
   Weighted-average common
    shares for calculating
    diluted earnings per share     6,803       6,424        6,764       6,321
                                ========    ========     ========    ========
Basic earnings per share        $    .24    $    .21     $    .41    $    .36
Diluted earnings per share      $    .18    $    .15     $    .31    $    .27


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


RESULTS OF OPERATIONS
---------------------

Six months ended January 31, 1998 compared to six months ended January 31, 1997
-------------------------------------------------------------------------------

     Total revenues increased 14% to $27,791,000 for the six months ended January 31, 1998 (the "Six-Month 1998 Period") as compared to $24,417,000 for the six months ended January 31, 1997 (the "Six-Month 1997 Period"). Of the $3,374,000 increase in total revenues, $1,132,000 relates to the 50 stores which were in operation throughout both the Six-Month 1997 Period and the Six-Month 1998 Period. The remaining increase of $2,242,000 resulted from revenues generated by 16 stores which were acquired or opened subsequent to August 1, 1996. In addition, 64% of the increase in total revenues, or $2,177,000, was attributable to increased merchandise sales, 35%, or $1,168,000, was attributable to increased pawn service charges, and the remaining increase of $29,000 was attributable to the increase in other income, including management fee revenue. As a percentage of total revenues, merchandise sales were 65%, pawn service charges were 34%, and other income was 1% during both the Six-Month 1998 Period and the Six-Month 1997 Period. The gross profit as a percentage of merchandise sales increased from 31% during the Six-Month 1997 Period to 32% during the Six-Month 1998 Period.

     The aggregate loan balance increased 11% from $12,138,000 at January 31, 1997 to $13,455,000 at January 31, 1998. Of the $1,317,000 increase, $658,000 was attributable to the addition of 11 stores since January 31, 1997. The remaining increase of $659,000 was due to the 5% increase in same-store loan balances at the 55 stores in operation at both January 31, 1997 and January 31, 1998. The annualized yield on the average aggregate loan balance increased to 143% during the Six-Month 1998 Period compared to 139% during the Six-Month 1997 Period.

     Operating expenses increased 15% to $8,743,000 during the Six-Month 1998 Period compared to $7,585,000 during the Six-Month 1997 Period, primarily as a result of the addition of 16 stores subsequent to August 1, 1996, as well as overall higher revenues at the Company's existing stores. Administrative expenses increased 1% to $1,858,000 during the Six-Month 1998 Period compared to $1,843,000 during the Six-Month 1997 Period. Interest expense decreased to $1,079,000 in the Six-Month 1998 Period compared to $1,201,000 in the Six-Month 1997 Period as a result of lower interest rates on the Company's borrowings, and due to the conversion into common stock of certain convertible debentures during fiscal 1997.

     For the Six-Month 1998 and 1997 Periods, the Company's tax provisions of 38% and 35%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.


Three months ended January 31, 1998 compared to three months ended
January 31, 1997
------------------------------------------------------------------------------

     Total revenues increased 8% to $14,612,000 for the three month period ended January 31, 1998 ("the Second Quarter of Fiscal 1998") as compared to $13,537,000 for the three month period ended January 31, 1997 ("the Second Quarter of Fiscal 1997"). Of the $1,075,000 increase in total revenues, $164,000 relates to the 54 stores which were in operation throughout both the Second Quarter of Fiscal 1998 and the Second Quarter of Fiscal 1997. The remaining increase of $911,000 resulted from revenues generated by 12 stores which were opened subsequent to November 1, 1996. In addition, 42% or $451,000 of the increase in total revenues was attributable to increased merchandise sales, 56% or $599,000 was attributable to increased pawn service charges, and the remaining increase of $25,000 was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 68% to 66%, and pawn service charges increased from 31% to 33%, during the Second Quarter of Fiscal 1998 as compared to the Second Quarter of Fiscal 1997. The gross profit as a percentage of merchandise sales increased from 31% during the Second Quarter of Fiscal 1997 to 32% during the Second Quarter of Fiscal 1998.

     The aggregate loan balance increased 11% from $12,138,000 at January 31, 1997 to $13,455,000 at January 31, 1998. Of the $1,317,000 increase, $658,000 was attributable to the addition of 11 stores since January 31, 1997. The remaining increase of $659,000 was due to the 5% increase in same-store loan balances at the 55 stores in operation at both January 31, 1997 and January 31, 1998. The annualized yield on the average aggregate loan balance increased to 142% during the Second Quarter of Fiscal 1998 compared to 137% during the Second Quarter of Fiscal 1997.

     Operating expenses increased 13% to $4,504,000 during the Second Quarter of Fiscal 1998 compared to $3,975,000 during the Second Quarter of Fiscal 1997, primarily as a result of the 12 stores added subsequent to November 1, 1996, and higher overall revenues at the Company's existing stores. Administrative expenses decreased 8% to $897,000 during the Second Quarter of Fiscal 1998 compared to $971,000 during the Second Quarter of Fiscal 1997. Interest expense decreased to $533,000 in the Second Quarter of Fiscal 1998 compared to $637,000 in the Second Quarter of Fiscal 1997 as a result of lower interest rates on the Company's borrowings, and due to the conversion into common stock of certain convertible debentures during fiscal 1997.

     For the Second Quarters of Fiscal 1998 and Fiscal 1997, the Company's tax provisions of 37% and 33%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, seller-financed indebtedness, the private placement of convertible debentures.

     Effective November 1, 1997, the Company increased its long-term line of credit with its senior commercial lender to $35,000,000 (the "Credit Facility"). At January 31, 1998, $19,425,000 was outstanding under this Credit Facility and an additional $7,069,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first six months of fiscal 1998 and as of March 12, 1998.

     In August, September, and October 1997, the Company acquired the assets of seven individual stores in various regions where the Company operates. In December 1997, the Company acquired 100% of the common stock of Silver Hill Pawn, Inc. and Capital Pawnbrokers, Inc., which operate one store each. In February and March 1998, the Company acquired the assets of two individual stores, bringing the Company's total number of stores owned to sixty-eight. These acquisitions were financed with proceeds from the Company's Credit Facility.

     As of January 31, 1998, the Company's primary sources of liquidity were $1,294,000 in cash and cash equivalents, $2,012,000 in service charges receivable, $13,455,000 in loans, $11,375,000 in inventories and $7,069,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of January 31, 1998 of $28,201,000 and a total liabilities to equity ratio of 1.17 to 1.

     Net cash used by operating activities for the Company during the Six-Month 1998 Period was $206,000 as compared with $115,000 during the Six-Month 1997 Period. Net cash used for investing activities during the Six-Month 1998 Period was $1,974,000 as compared with $2,365,000 during the Six-Month 1997 Period.
Net cash provided by financing activities of $2,335,000 during the Six-Month 1998 Period relates primarily to net borrowings under the Company's Credit Facility, as compared to $3,343,000 during the Six-Month 1997 Period.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of March 12, 1998. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between August 1, 1997 and March 12, 1998, the Company has acquired eleven individual stores in various regions where the Company operates. These acquisitions were financed with proceeds from the Company's Credit Facility.


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


                         PART II.  OTHER INFORMATION
                         ---------------------------

ITEM 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

     On December 16, 1997, the Company held its annual meeting of stockholders and its stockholders voted for (or ratified) the following proxy proposals as a result of a majority of the Company's outstanding capital stock voting in favor of the proposals. The proposals ratified at the December 16, 1997 annual stockholders' meeting are as follows:

1. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending July 31, 1998.

ITEM 6.  Exhibits and reports on Form 8-K
-----------------------------------------

     a. Exhibits
        27.0  Financial Data Schedules (Edgar version only)



                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  March 12, 1998                    FIRST CASH, INC.
                                          ----------------
                                          (Registrant)



Phillip E. Powell                         Rick L. Wessel
------------------------                  -------------------------
Phillip E. Powell                         Rick L. Wessel
Chairman of the Board and                 Chief Accounting Officer
Chief Executive Officer