Form 10-Q
period 1998-04-30
FIRST CASH INC
filed 1998-06-16
CIK 840489

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended             Commission File Number
          April 30, 1998                        0-19133


                              FIRST CASH, INC.
           (Exact name of registrant as specified in its charter)


                 Delaware                      75-2237318
         (State of Incorporation)            (IRS Employers
                                         Identification Number)

        690 East Lamar, Suite 400
            Arlington, Texas                      76011
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

As of June 15, 1998, there were 7,012,846 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

                              FIRST CASH, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------

                                                            April 30,   July 31,
                                                              1998        1997
                                                              ----        ----
                                                          (unaudited)
                                                          (amounts in thousands)
                      ASSETS
Cash and cash equivalents.............................     $  2,699    $  1,139
Service charges receivable............................        2,055       1,949
Loans.................................................       13,596      12,877
Inventories...........................................       12,031      10,035
Prepaid expenses and other current assets.............          900       1,122
                                                           --------    --------
     Total current assets.............................       31,281      27,122
Property and equipment, net...........................        7,445       6,554
Intangible assets, net................................       24,642      22,256
Other.................................................          702         745
                                                           --------    --------
                                                           $ 64,070    $ 56,677
                                                           ========    ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and notes payable...     $    365    $    942
Accounts payable and accrued expenses.................        2,765       2,437
Income taxes payable..................................          288         127
                                                           --------    --------
     Total current liabilities........................        3,418       3,506
Revolving credit facility.............................       19,400      15,575
Long-term debt and notes payable, net of
 current portion......................................        1,680       2,735
Debentures Due 1999...................................        6,022       6,022
Debentures Due 2004...................................          500         500
Deferred income taxes.................................        2,421       2,060
                                                           --------    --------
                                                             33,441      30,398
                                                           --------    --------
Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding.......            -           -
   Common stock; $.01 par value; 20,000,000 shares
    authorized; 5,336,751 and 4,931,376 shares issued,
    respectively; 4,865,792 and 4,460,417	shares
    outstanding, respectively.........................           53          50
   Additional paid-in capital.........................       22,639      21,005
   Retained earnings..................................       10,202       7,489
   Common stock held in treasury, at cost,
    470,959 shares....................................       (2,265)     (2,265)
                                                           --------    --------
                                                             30,629      26,279
                                                           --------    --------
                                                           $ 64,070    $ 56,677
                                                           ========    ========

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.




                              FIRST CASH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                -------------------------------------------
                                (unaudited)
             (amounts in thousands, except per share amounts)

                                        Three Months Ended    Nine Months Ended
                                        April 30, April 30,  April 30, April 30,
                                           1998      1997      1998      1997
                                           ----      ----      ----      ----
Revenues:
     Merchandise sales................  $  9,864  $  8,529  $ 28,050  $ 24,538
     Pawn service charges.............     4,718     4,002    14,152    12,268
     Other............................        81        79       252       221
                                        --------  --------  --------  --------
                                          14,663    12,610    42,454    37,027
                                        --------  --------  --------  --------
Cost of goods sold and expenses:
     Cost of goods sold...............     6,599     6,061    19,023    17,112
     Operating expenses...............     4,632     4,005    13,375    11,590
     Interest expense.................       506       578     1,585     1,779
     Depreciation.....................       243       185       652       527
     Amortization.....................       176       160       510       475
     Administrative expenses..........     1,110       912     2,968     2,755
                                        --------  --------  --------  --------
                                          13,266    11,901    38,113    34,238
                                        --------  --------  --------  --------
Income before income taxes............     1,397       709     4,341     2,789
Provision for income taxes............       517       276     1,628     1,007
                                        --------  --------  --------  --------
Net income............................  $    880  $    433  $  2,713  $  1,782
                                        ========  ========  ========  ========

Basic earnings per share..............  $    .20  $    .11  $    .61  $    .48

Diluted earnings per share............  $    .15  $    .09  $    .45  $    .36



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.



                              FIRST CASH, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
                                (unaudited)
                           (amounts in thousands)

                                                         Nine-Month Period
                                                          Ended April 30,
                                                           1998     1997
                                                           ----     ----
Cash flows from operating activities:
   Net income.......................................... $  2,713  $  1,782
   Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation and amortization....................    1,162     1,002
   (Increase) decrease in:
      Service charges receivable.......................      143       199
      Inventories......................................     (445)     (742)
      Prepaid expenses and other assets................   (2,205)     (417)
    Increase (decrease) in:
      Accounts payable and accrued expenses............      219       623
      Income taxes payable.............................      522       105
                                                        --------  --------
        Net cash flows from operating activities.......    2,109     2,552
                                                        --------  --------
 Cash flows from investing activities:
    Net (increase) decrease in loans...................      899     1,023
    Purchases of property and equipment................     (651)     (806)
    Acquisition of existing stores.....................   (4,627)   (2,543)
                                                        --------  --------
        Net cash flows from investing activities.......   (4,379)   (2,326)
                                                        --------  --------
Cash flows from financing activities:
    Proceeds from debt.................................    6,679    11,790
    Repayments of debt.................................   (4,486)  (11,883)
    Exercise of stock options and warrants.............    1,637       176
                                                        --------  --------
        Net cash flows from financing activities.......    3,830        83
                                                        --------  --------
Increase in cash and cash equivalents..................    1,560       309
Cash and cash equivalents at beginning of the period...    1,139       680
                                                        --------  --------
Cash and cash equivalents at end of the period......... $  2,699  $    989
                                                        ========  ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest....................................... $  1,585  $  1,833
                                                        ========  ========
        Income taxes................................... $  1,107  $    915
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




                               FIRST CASH, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------
                                 (UNAUDITED)

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash, Inc. and its wholly-owned subsidiaries, American Loan & Jewelry, Inc., Famous Pawn, Inc., Capital Pawnbrokers, Inc., Silver Hill Pawn, Inc., and Elegant Floors, Inc. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1997 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of April 30, 1998 and for the periods ended April 30, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Revolving Credit Facility
----------------------------------

     Effective November 1, 1997, the Company increased its long-term line of credit with its senior commercial lender to $35,000,000 (the "Credit Facility"). At April 30, 1998, $19,400,000 was outstanding under this Credit Facility and an additional $8,418,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first nine months of fiscal 1998 and as of June 15, 1998.

Note 3 - Business Acquisitions
------------------------------

     In August, September, and October 1997, the Company acquired the assets of seven individual stores in various regions where the Company operates. In December 1997, the Company acquired 100% of the common stock of Silver Hill Pawn, Inc. and Capital Pawnbrokers, Inc., which each operate one store. In February and March 1998, the Company acquired the assets of two individual stores. In April 1998 the Company acquired 100% of the common stock of JB Pawn, Inc., which operates eleven stores, and in April 1998 the Company also acquired the assets of an individual store in St. Louis, Missouri, and two other individual stores in the Company's existing markets. These acquisitions bring the Company's total number of stores owned as of April 30, 1998 to eighty-two. The acquisitions were financed with proceeds from the Company's Credit Facility.

Note 4 - Earnings Per Share
---------------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"), which became effective for periods ending after December 15, 1997. FAS 128 establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. Basic and diluted earnings per share for the three and nine month periods ended April 30, 1998 have been calculated in accordance with FAS 128. Earnings per share for prior periods have been restated to conform with FAS 128.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                   Three Months Ended        Nine Months Ended
                                  April 30,  April 30,    April 30,    April 30,
                                     1998       1997        1998         1997
                                     ----       ----        ----         ----
Numerator:

     Net income for calculating
      basic earnings per share    $    880    $    433    $  2,713     $  1,782

     Plus interest expense,
      net of taxes, relating to
      convertible debentures           120         161         360          505
                                  --------    --------    --------     --------
     Net income for calculating
      diluted earnings per share  $  1,000    $    594    $  3,073     $  2,287
                                  ========    ========    ========     ========
Denominator:

     Weighted-average common
      shares for calculating basic
      earnings per share             4,471       3,843       4,466        3,758

     Effect of dilutive securities:
      Stock options and warrants       993         688         930          560
      Convertible debentures         1,402       2,017       1,402        2,078
                                  --------    --------    --------     --------
     Weighted-average common
      shares for calculating diluted
      earnings per share             6,866       6,548       6,798        6,396
                                  ========    ========    ========     ========
Basic earnings per share          $    .20    $    .11    $    .61     $    .48
Diluted earnings per share        $    .15    $    .09    $    .45     $    .36

Note 5 - Subsequent Event
-------------------------

     In May and June 1998, the Company initiated conversion of all outstanding convertible debentures, which totaled $6,522,000 at April 30, 1998. The holders of the Convertible Debentures Due 1999 and the Convertible Debentures Due 2004 converted all such debentures into a total of 1,402,054 shares of First Cash, Inc. common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
GENERAL
-------

     The Company's revenues are derived primarily from service charges on pawn loans and the sale of unredeemed goods, or "merchandise sales". Loans are made for a 30-day term with an automatic extension of 60 days in Texas and Missouri, 30 days in Oklahoma and 15 days in Maryland. Loans made in Washington, DC are made for 120 days with no automatic extension. All loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on the loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the amount of the loan. Service charge rates are 144% on an annualized basis in Maryland, regardless of loan amount. In Washington, DC, loans up to $40 bear a flat $2 charge per month, while loans over $40 bear a 60% annualized rate. In Missouri, service charge rates are 240% on an annualized basis for loans less than $400, while loans over $400 bear interest at a 180% annualized rate. In its Texas stores, the Company recognizes service charges at the inception of the loan at the lesser of the statutory amount for the initial 30-day term or $15, in accordance with state law. In Oklahoma, Maryland, Washington, DC and Missouri the Company recognizes service charges at the inception of the loan at the amount allowed by law for the first 30 days. Pawn service charge income applicable to the remaining term and/or extension period is not recognized until the loan is repaid or renewed. If a loan is not repaid prior to the expiration of the automatic extension period, the property is forfeited to the Company and held for resale.

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

RESULTS OF OPERATIONS
---------------------

Nine months ended April 30, 1998 compared to nine months ended April 30, 1997
-----------------------------------------------------------------------------

     Total revenues increased 15% to $42,454,000 for the nine months ended April 30, 1998 (the "Nine-Month 1998 Period") as compared to $37,027,000 for the nine months ended April 30, 1997 (the "Nine-Month 1997 Period"). Of the $5,427,000 increase in total revenues, $1,475,000 relates to the 4% same-store revenue increase at the 50 stores which were in operation throughout both the Nine-Month 1997 Period and the Nine-Month 1998 Period. The remaining increase of $3,952,000 resulted from revenues generated by 32 stores which were acquired or opened subsequent to August 1, 1996. In addition, 65% of the increase in total revenues, or $3,512,000, was attributable to increased merchandise sales, 35%, or $1,884,000, was attributable to increased pawn service charges, and the remaining increase of $31,000 was attributable to the increase in other income. As a percentage of total revenues, merchandise sales were 66% and pawn service charges were 33% during both the Nine-Month 1997 Period and the Nine-Month 1996 Period.

     The aggregate loan balance increased 20% from $11,288,000 at April 30, 1997 to $13,596,000 at April 30, 1998. Of the $2,308,000 increase, $1,786,000 was attributable to the addition of 25 stores since April 30, 1997. The remaining increase of $522,000 was due to the 5% increase in same-store loan balances at the 57 stores in operation at both April 30, 1997 and April 30, 1998. The annualized yield on the average aggregate loan balance was 143% during the Nine-Month 1998 Period compared to 142% during the Nine-Month 1997 Period. The Company's average loan balance per store decreased from $198,000 as of April 30, 1997 to $166,000 as of April 30, 1998, primarily due to the large number of stores less than a year old as of April 30, 1998. Same-store loan balances during the same period increased 5%.

     The gross profit as a percentage of merchandise sales increased from 30% during the Nine-Month 1997 Period to 32% during the Nine-Month 1998 Period. This increase in the Company's gross profit margin on merchandise sales was primarily the result of significant, low-margin jewelry scrap sales during the first nine months of fiscal 1997, and improved utilization of the Company's internally-developed computer system. Without scrap jewelry sales, the Company's gross profit margin increased from 34% during the Nine-Month 1997 Period to 35% during the Nine-Month 1998 Period.

     Operating expenses increased 15% to $13,375,000 during the Nine-Month 1998 Period compared to $11,590,000 during the Nine-Month 1997 Period, primarily as a result of the addition of 32 stores subsequent to August 1, 1996, as well as overall higher revenues at the Company's existing stores. Administrative expenses increased 8% to $2,968,000 during the Nine-Month 1998 Period compared to $2,755,000 during the Nine-Month 1997 Period. Interest expense decreased to $1,585,000 in the Nine-Month 1998 Period compared to $1,779,000 in the Nine-Month 1997 Period as a result of lower borrowing costs under the Company's recently re-negotiated line of credit, and conversion of certain outstanding convertible debentures.

     For the Nine-Month 1998 and 1997 Periods, the Company's tax provisions of 37.5% and 36%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

Three months ended April 30, 1998 compared to the three months ended April 30,
 1997
------------------------------------------------------------------------------

     Total revenues increased 16% to $14,663,000 for the three month period ended April 30, 1998 ("the Third Quarter of Fiscal 1998") as compared to $12,610,000 for the three month period ended April 30, 1997 ("the Third Quarter of Fiscal 1997"). Of the $2,053,000 increase in total revenues, $598,000 relates to the 5% same-store revenue increase at the 55 stores which were in operation throughout both the Third Quarter of Fiscal 1998 and the Third Quarter of Fiscal 1997. The remaining increase of $1,455,000 resulted from revenues generated by 27 stores which were acquired or opened subsequent to February 1, 1997. In addition, 65% or $1,335,000 of the increase in total revenues was attributable to increased merchandise sales, 35% or $716,000 was attributable to increased pawn service charges, and the remaining increase of $2,000 was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 68% to 67%, and pawn service charges decreased from 32% to 33%, during the Third Quarter of Fiscal 1998 as compared to the Third Quarter of Fiscal 1997.

     The aggregate loan balance increased 20% from $11,288,000 at April 30, 1997 to $13,596,000 at April 30, 1998. Of the $2,308,000 increase, $1,786,000 was attributable to the addition of 25 stores since April 30, 1997. The remaining increase of $522,000 was due to the 5% increase in same-store loan balances at the 57 stores in operation at both April 30, 1997 and April 30, 1998. The annualized yield on the average aggregate loan balance increased to 140% during the Third Quarter of Fiscal 1998 compared to 137% during the Third Quarter of Fiscal 1997. The Company's average loan balance per store decreased from $198,000 as of April 30, 1997 to $166,000 as of April 30, 1998, primarily due to the large number of stores less than a year old as of April 30, 1998. Same-store loan balances during the same period increased 5%.

     The gross profit as a percentage of merchandise sales increased from 29% during the Third Quarter of Fiscal 1997 to 33% during the Third Quarter of Fiscal 1998. This increase in the Company's gross profit margin on merchandise sales was primarily the result of more low-margin jewelry scrap sales during the Third Quarter of Fiscal 1997, and improved utilization of the Company's internally-developed computer system. Without scrap jewelry sales, the Company's gross profit margin increased from 32% during the Third Quarter of Fiscal 1997 to 37% during the Third Quarter of Fiscal 1998.

     Operating expenses increased 16% to $4,632,000 during the Third Quarter of Fiscal 1998 compared to $4,005,000 during the Third Quarter of Fiscal 1997, primarily as a result of the 27 stores added subsequent to February 1, 1997, and higher overall revenues at the Company's existing stores. Administrative expenses increased 22% to $1,110,000 during the Third Quarter of Fiscal 1998 compared to $912,000 during the Third Quarter of Fiscal 1997. Interest expense decreased to $506,000 in the Third Quarter of Fiscal 1998 compared to $578,000 in the Third Quarter of Fiscal 1997 as a result of lower borrowing costs under the Company's recently re-negotiated line of credit, and conversion of certain outstanding convertible debentures.

     For the Third Quarters of Fiscal 1998 and Fiscal 1997, the Company's tax provision of 37% and 39%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, seller-financed indebtedness, the private placement of convertible debentures.

     Effective November 1, 1997, the Company increased its long-term line of credit with its senior commercial lender to $35,000,000 (the "Credit Facility"). At April 30, 1998, $19,400,000 was outstanding under this Credit Facility and an additional $8,418,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first nine months of fiscal 1998 and as of June 15, 1998.

     In August, September, and October 1997, the Company acquired the assets of seven individual stores in various regions where the Company operates. In December 1997, the Company acquired 100% of the common stock of Silver Hill Pawn, Inc. and Capital Pawnbrokers, Inc., which each operate one store. In February and March 1998, the Company acquired the assets of two individual stores. In April 1998 the Company acquired 100% of the common stock of JB Pawn, Inc., which operates eleven stores, and in April 1998 the Company also acquired the assets of an individual store in St. Louis, Missouri, and two other individual stores in the Company's existing markets. These acquisitions bring the Company's total number of stores owned as of April 30, 1998 to eighty-two. The acquisitions were financed with proceeds from the Company's Credit Facility.

     As of April 30, 1998, the Company's primary sources of liquidity were $2,699,000 in cash and cash equivalents, $2,055,000 in service charges receivable, $13,596,000 in loans, $12,031,000 in inventories and $8,418,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of April 30, 1998 of $27,863,000 and a total liabilities to equity ratio of 1.09 to 1. During the Nine-Month 1998 Period, the Company received proceeds of $1,637,000 from the issuance of 405,000 shares of common stock relating to the exercise of outstanding stock warrants and options.

     Net cash provided by operating activities for the Company during the Nine-Month 1998 Period was $2,109,000 as compared with $2,552,000 during the Nine-Month 1997 Period. Net cash used for investing activities during the Nine-Month 1998 Period was $4,379,000 as compared with $2,326,000 during the Nine-Month 1997 Period. Net cash provided by financing activities of $3,830,000 during the Nine-Month 1998 Period compares to net cash provided by financing activities of $83,000 during the Nine-Month 1997 Period.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of June 15, 1998. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. In August, September, and October 1997, the Company acquired the assets of seven individual stores in various regions where the Company operates. In December 1997, the Company acquired 100% of the common stock of Silver Hill Pawn, Inc. and Capital Pawnbrokers, Inc., which each operate one store. In February and March 1998, the Company acquired the assets of two individual stores. In April 1998 the Company acquired 100% of the common stock of JB Pawn, Inc., which operates eleven stores, and in April and May 1998 the Company also acquired the assets of two individual stores in St. Louis, Missouri, and two other individual stores in the Company's existing markets. These acquisitions bring the Company's number of pawn stores owned as of June 15, 1998 to eighty-three. The acquisitions were financed with proceeds from the Company's Credit Facility.

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


Dated:  June 15, 1998                     FIRST CASH, INC.
                                          ----------------
                                          (Registrant)

Phillip E. Powell                         Rick L. Wessel
------------------                        ----------------
Phillip E. Powell                         Rick L. Wessel
Chairman of the Board and                 Chief Accounting Officer
Chief Executive Officer