Form 10-K
period 1998-07-31
FIRST CASH INC
filed 1998-10-27
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K
                     ----------------------------------

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 1998, or
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       to
                              -------  -------
Commission file number 0-19133


                               FIRST CASH, INC.
                               ----------------
           (Exact name of registrant as specified in its charter)

               Delaware                                   75-2237318
   (state or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)


  690 East Lamar Blvd., Suite 400
         Arlington, Texas                                    76011
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (817) 460-3947

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the last reported sales price on the Nasdaq Stock Market on October 26, 1998 is $37,860,342. As of October 26, 1998, there were 7,883,346 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on January 14, 1999 is incorporated by reference in
Part III, Items 10, 11, 12 and 13.



                              FIRST CASH, INC.
                                 FORM 10-K
                                 ---------

                  For the Fiscal Year Ended July 31, 1998

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


PART III


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K


SIGNATURES








                                    PART I
                                    ------

Item 1.  Business
-----------------

General
-------

     First Cash, Inc. (the "Company") is the third largest publicly traded pawnshop operator in the United States and currently has 92 pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri and Virginia. The Company's pawnshops engage in both consumer finance and retail sales activities. The Company's pawnshops provide a convenient source for consumer loans, lending money against pledged tangible personal property such as jewelry, electronic equipment, tools, firearms, sporting goods and musical equipment. These pawn stores also function as retailers of previously-owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers.

     The Company also currently owns 15 check cashing stores in California and Washington. These check cashing stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers and short-term unsecured advances ("payday advances"). The Company also owns a software company in California which provides computer hardware and software to third party check cashing operators, as well as ongoing technical support. For the fiscal year ended July 31, 1998, the Company's revenues were derived 64% from retail activities, 34% from lending activities, and 2% from other sources, including check-cashing fees.

     Management believes the pawnshop industry is highly fragmented with approximately 15,000 stores in the United States and is in the early stages of achieving greater efficiencies through consolidation. The five publicly traded pawnshop companies operate less than 6% of the total pawnshops in the United States. Management believes significant economies of scale, increased operating efficiencies, and revenue growth are achievable by increasing the number of stores under operation and introducing modern merchandising techniques, point of-sale systems, improved inventory management and store remodeling. The Company's objectives are to increase consumer loans and retail sales through selected acquisitions and new store openings and to enhance operating efficiencies and productivity. During fiscal 1998, 1997 and 1996, the Company added 29, 7 and 7 pawn stores to its network, respectively, net of stores consolidated. The Company made its initial entry into the check cashing business during fiscal 1998, with the purchase of 11 stores in California and Washington. Management estimates there are approximately 7,000 such check cashing locations throughout the United States.

     The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly owned subsidiaries, American Loan & Jewelry, Inc., Famous Pawn, Inc., JB Pawn, Inc., Miraglia, Inc., Capital Pawnbrokers, Inc., Silver Hill Pawn, Inc., and Elegant Floors, Inc. The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817)460-3947.

Industry
--------

     The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops being in the Southeast and Southwest.
The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest development of pawnshops. The Company believes that the majority of pawnshops are owned by individuals operating one to three locations. Management further believes that the highly fragmented nature of the industry is due among other factors to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

     In recent years, several pawn operators have begun to develop multi-unit chains through acquisitions and new store openings. As of October 26, 1998, the five publicly traded pawnshop companies operated approximately 800 stores in the United States. Accordingly, management believes that the industry is in the early stages of consolidation.

     The check cashing industry is a relatively new industry, and management estimates that there are approximately 7,000 check cashing locations throughout the United States. Some states have enacted formal check cashing laws which regulate the amount of fees that operators may charge for cashing checks, and in some cases states have regulated the amount of service charges that may be charged on small consumer advances, commonly referred to as "payday advances". Management believes that at least half of the check cashing locations in the United States are operated by individuals owning from one to ten locations. Management further believes that this fragmented nature of the industry is due among other factors to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

Business Strategy
-----------------

     The Company's business plan is to continue a growth strategy of expansion through selected acquisitions and new store openings and to enhance operating efficiencies and productivity at both newly acquired and existing pawn and check cashing stores.

Acquisitions and New Store Openings

     Because of the highly fragmented nature of both the pawnshop industry and the check cashing industry, as well as the availability of "mom & pop" sole proprietor pawnshops willing to sell their stores, the Company believes that acquisition opportunities as well as favorable new store locations exist. Therefore, the Company intends to expand through a combination of acquisitions and start-up stores.

     The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual loan transactions, outstanding loan balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of check cashing stores include the annual volume of transactions, location and condition of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's payday advance product.

     The Company has opened eleven new pawnshops and one new check cashing store since its inception and currently intends to open additional pawn and check cashing stores in locations where management believes appropriate demand and other favorable conditions exist. Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be ready for business within six weeks. The investment required to open a new pawn store includes inventory, funds available for pawn loans, store fixtures, security systems, computer equipment, and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $200,000 and $300,000 is required to fund a new pawn store for the first six months of operation. Because existing pawn stores already have an established customer base, loan portfolio, and retail-sales business, acquisitions generally contribute more quickly to revenues than do start-up stores. The Company estimates that approximately $100,000 to $150,000 is required to fund a new check cashing store for the first six months of operation, and includes investments for leasehold improvements, equipment, store operating cash, and start-up losses.

Store Clusters

     Whether acquiring an existing store or opening a new store, the Company seeks to establish clusters of several stores in a specific geographic area in order to achieve certain economies of scale relative to supervision, purchasing and marketing. In Texas, such clusters have been established in the Dallas/Fort Worth metroplex, the Rio Grande Valley area, the Corpus Christi area and the El Paso area. Store clusters have also been established in the St. Louis, Missouri area, the Oklahoma City, Oklahoma area, in Washington D.C. and its surrounding Maryland suburbs, in Baltimore, Maryland, in Northern California, and in the Pacific Northwest. The Company currently plans to continue its expansion in existing markets in Texas, Missouri, Maryland, Virginia, Northern California and the Pacific Northwest, and to enter new markets in other states with favorable demographics and regulatory environments.

Enhance Productivity of Existing and Acquired Stores

     The primary factors affecting the profitability of the Company's existing store base are the level of loans outstanding, the volume of retail sales and gross profit on retail sales, the volume of check cashing and related consumer financial services, and the control of store expenses. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores from traditional pawn and check cashing stores and to make customers feel more comfortable. In addition to well-lit parking facilities, several of the stores' exteriors display an attractive and distinctive awning similar to those used by contemporary convenience and video rental stores. The Company also has upgraded or refurbished the interior of certain of its stores and improved merchandise presentation by categorizing items into departments, improving the lighting and installing better in-store signage.

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

Pawn Lending Activities
-----------------------

     The Company's pawnshops loan money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of jewelry, electronic equipment, tools, firearms, sporting goods and musical equipment. The pledged goods provide security to the Company for the repayment of the loan, as pawn loans cannot be made with personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. The Company contracts for a pawn service charge in lieu of interest to compensate it for the loan. The statutory service charges on loans at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the loan, and from 36% to 240% on an annualized basis at the Company's Oklahoma stores. Loans made in the Maryland stores bear service charges of 144% to 240% on an annualized basis, while loans in Virginia earn 120% to 180% annually. In Washington, D.C., a flat $2 charge per month applies to all loans of up to $40, and a 48% to 60% annualized service charge applies to loans of greater than $40. In Missouri, loans bear a total service and storage charge of 240% on an annualized basis. As of July 31, 1998, the Company's average loan per pawn ticket was approximately $88. Pawn service charges during fiscal 1998, 1997 and 1996 accounted for approximately 58%, 61% and 62%, respectively, of the Company's total gross profit.

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

     The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum loan to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value include such sources as catalogs, blue books and newspapers. The Company also utilizes its computer network to recall recent selling prices of similar merchandise in its own stores. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of loan amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The pledged property is held through the term of the loan, which is 30 days in Texas, Missouri, Virginia, Oklahoma and Maryland, with an automatic extension period of 15 to 60 days depending on state laws, unless the loan is earlier paid or renewed. In Washington, D.C., pledged property is held for 30 days. Historically, approximately 70% of loans made have either been paid in full or renewed. In the event the borrower does not pay or renew a loan within 90 days in Texas and Missouri, 60 days in Oklahoma, 45 days in Maryland and Virginia, and 30 days in Washington, D.C., the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The Company does not record loan losses or charge-offs because if the loan is not paid, the principal amount loaned plus the 30 days of accrued pawn service charges becomes the carrying cost of the forfeited collateral ("inventory") that is recovered by sale.

     The recovery of the principal and accrued pawn service charge as well as realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal plus accrued pawn service charge. For fiscal 1998, 1997 and 1996, the Company's annualized yield on average pawn loan balance was 136%, 134% and 137%, respectively.

Payday Advance Activities
-------------------------

     The Company's check cashing stores make unsecured, short-term advances in which the customer writes the store a personal check in exchange for cash, net of a transaction fee. Fees for payday advances are regulated by state law and are 15% of the borrowed amount per transaction in California and Washington. The term of these advances is thirty days or less. Service charges for payday advances, which relate only to the period from June 4, 1998 to July 31, 1998, accounted for approximately 2% of the Company's total gross profit for fiscal 1998.

     To qualify for a payday advance, customers generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application for the advance and approval by store personnel, the customer writes a check on their personal checking account, in exchange for the cash advance. The Company deducts the applicable service charge at the inception of the advance. At maturity, the customer may either return to the store and pay off the advance with cash, in which case the check is returned to the customer, or the store can deposit the check into its checking account. A significant amount of payday advance checks deposited by the Company are returned by the bank, and recorded as bad debts by the Company as a charge to operating expense. A large percentage of these bad debts are subsequently collected by the Company through
various means.   The profitability of the Company's check cashing stores is dependent upon adequate collection of these returned items.

Retail Activities
-----------------

     The Company acquires merchandise inventory primarily through forfeited pawn loans and purchases of used goods from the general public. Sales of inventory during fiscal 1998, 1997 and 1996 accounted for approximately 64.4%, 66.0% and 65.3%, respectively, of the Company's total revenues for these periods. For fiscal 1998, 1997 and 1996, the Company realized gross profit margins on merchandise sales of 33.0%, 31.0% and 32.7%, respectively.

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

Pawnshop Operations
-------------------

     The typical Company store is a free-standing building or part of a small retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with a distinctive awning and a layout similar to a contemporary convenience store or video rental store. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

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

     As of October 26, 1998, the Company operated pawn stores in the following markets:

                                                           Number of
                                                           Locations
                                                           ---------
     Texas:
     ------
     Dallas/Fort Worth metropolitan area.................       27
     Corpus Christi......................................        9
     South Texas.........................................       14
     El Paso.............................................        3
                                                               ---
                                                                53
                                                               ---
     Missouri:
     ---------
     St. Louis metropolitan area.........................        3
                                                               ---
                                                                 3
                                                               ---
     Oklahoma:
     ---------
     Oklahoma City.......................................        5
                                                               ---
                                                                 5
                                                               ---
     Mid Atlantic:
     -------------
     Baltimore, Maryland.................................        7
     Washington, D.C. and surrounding Maryland suburbs...       23
     Virginia............................................        1
                                                               ---
                                                                31
                                                               ---
     Total...............................................       92
                                                               ===

     Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees three to five store managers. Each area supervisor reports to one of three regional vice-presidents. The Company's twenty area supervisors and regional vice-presidents have an average of eight years experience in the pawn industry.

     The Company believes that profitability of its pawnshops is dependent, among other factors, upon its employees' ability to make loans that achieve optimum redemption rates, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job loan and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees, based, among other factors, on sales, gross profits and special promotional contests.

Check Cashing Operations
------------------------

     The Company's check cashing locations are typically part of a small retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with a lighted sign, and distinctive, conservative window signage. The interiors usually feature an ample lobby, separated from employee work areas by floor-to ceiling teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

     Computer operating systems in the Company's check cashing stores allow a store manager or clerk to recall rapidly customer check cashing histories, payday advance histories, and other vital information. The Company attempts to attract customers primarily through television advertisements and yellow page advertisements.

     As of October 26, 1998, the Company operated check cashing stores in the following markets:

                                           Number of
                                           Locations
                                           ---------
       Northern California...............     13
       Washington........................      2
                                             ---
                                              15
                                             ===

     Each check cashing store employs a manager, an assistant manager, and between three and eight tellers, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to a district manager who typically oversees two to three store managers.

Competition
-----------

     The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

     The Company competes primarily with other pawnshops and check cashers.
Both the pawnshop and check cashing industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on both pawn loans and payday advances, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

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

     In addition, the Company faces competition in its acquisition program. There are several other publicly held pawnshop and check cashing companies, including Cash America International, Inc., ACE Cash Express, Inc. and EZCORP, Inc., that have announced active expansion and acquisition programs as well. Management believes that the increased competition for attractive acquisition candidates may increase acquisition costs.

Pawnshop Regulation
-------------------

     The Company is subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

Texas

     Pursuant to the terms of the Texas Pawnshop Act, the Texas Consumer Credit Commission ("TCCC") has primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Texas.

     The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable pawn service charges which pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. The maximum allowable pawn service charges were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which those rates apply have been revised and will continue to be reviewed and be subject to annual revision on July 1 in relation to the Consumer Price Index. These rates are reviewed and established annually. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan, which is currently $11,500. The maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts for the previous and current year are as follows:

       Year Ended June 30, 1998            Year Ending June 30, 1999
       ------------------------            -------------------------
                              Maximum                              Maximum
                             Allowable                            Allowable
                              Annual                               Annual
         Amount Financed    Percentage        Amount Financed    Percentage
          Per Pawn Loan        Rate            Per Pawn Loan        Rate
          -------------        ----            -------------        ----
        $     1 to $   135     240%          $     1 to $   138     240%
        $   136 to $   450     180%          $   139 to $   460     180%
        $   451 to $ 1,350      30%          $   461 to $ 1,380      30%
        $ 1,351 to $11,250      12%          $ 1,381 to $11,500      12%

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

Oklahoma

     In Oklahoma, the maximum allowable service charge was established in 1972 when the Oklahoma Pawnshop Act was enacted. Under current Oklahoma law, a pawn loan may not exceed $25,000. The maximum allowable pawn service charges under the Oklahoma Pawnshop Act for the various loan amounts are currently as follows:

                                      Maximum
                                     Allowable
                                      Annual
              Amount Financed        Percentage
               Per Pawn Loan           Rate
               -------------           ----
           $     1 to $   150          240%
           $   151 to $   250          180%
           $   251 to $   500          120%
           $   501 to $ 1,000           60%
           $ 1,001 to $25,000           36%

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

     In addition to state laws governing pawnshop operations in Maryland, certain county governments also impose various requirements for pawnshops to which the Company is subject.

Washington, D.C.

     Pursuant to the terms of the "Act to Regulate and License Pawnbrokers in the District of Columbia" ("Act"), the Director of the D.C. Department of Licenses, Investigations and Inspections ("Director") has primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Washington, D.C..

     The Act prescribes the maximum rates of interest for which a pawnbroker may contract and which he may receive. The maximum rates are a flat $2 per month charge on all loans of $40 or less, and a 4% to 5% per month charge on loans of greater than $40.

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

Missouri

     In Missouri, the maximum allowable interest charge allowed by state law is 2% per month. However, the law contains provisions allowing for the addition of storage and security fees. These fees effectively increase the total service charge in the Company's stores to 20% per month, with a $2.50 minimum service fee. Loans are made for a period of 30 days with an automatic 60 day extension.

     In addition to establishing maximum allowable interest rates, the state of Missouri also provides that all pawnshops must obtain a municipal license. To be eligible for a municipal pawnshop license in Missouri, an applicant must meet the following minimum requirements (i) be of good moral character, (ii) maintain net assets of at least $50,000 readily available for each pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with Missouri state law, and (iv) not have been convicted of any felony or misdemeanor which directly relates to the duties and responsibilities of the occupation of pawnbroker.

     Under Missouri state law, a pawnshop may not accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of a pledgor in connection with a pawn transaction; accept any waiver of any right or protection accorded a customer under the Missouri state law; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a customer upon payment of the full amount due the pawnbroker on the pawn transaction; or purchase or take in trade used or secondhand personal property unless a record is established that contains the name, address, description and drivers license number of the seller, a complete description of the property, and a signed document from the seller providing that the seller has the right to sell the property.

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

Check Cashing Regulation
------------------------

California

     The Company's check cashing operations in California are governed by the California Civil Code (the "Code"). The Code provides regulations governing both check cashing and deferred deposits ("payday advances"). Under the Code, check cashers are prohibited from charging more than 3% for cashing a government or payroll check if proper identification is provided by the customer, or more than 3.5% if the customer has no identification. Check cashers may not charge more than 12% for cashing a personal or business check, and no more than 15% of the face value of the check may be charged for deferred deposit transactions. The face value of deferred deposit checks may not exceed $300, and the deferral term for deferred deposit transactions may not exceed 30 days. The Code prohibits companies from making more than one payday advance to any particular customer at any one time.

     The Code also provides for the California Department of Justice to issue permits for check cashers. Permit applicants must file an application along with fingerprints, and pay a fee for the permit. Permit holders must renew the permit on an annual basis. Permit applicants may be rejected if they have been convicted of a felony involving dishonesty, fraud or deceit, provided that the crime is substantially related to the qualifications, functions, or duties of a person engaged in a check cashing business.

Washington

     Check cashing operations in Washington are governed by the State of Washington Department of Financial Institutions. As it pertains to the operations of the Company, these regulations primarily cover payday advances. The law provides for a maximum advance amount of $500, a maximum term of thirty one days, and a maximum interest rate of 15% of the advance. The Company is prohibited from making more than one payday advance to any particular customer at any one time.

     The Department of Financial Institutions also requires a license for all check cashers, along with a surety bond. Check cashers who make deferred deposits secured by personal checks must provide an additional bond and application for a deferred deposit endorsement. Applicants are investigated to determine whether they are financially responsible, and whether they have any felony convictions.

Employees
---------

     The Company had approximately 750 employees as of October 26, 1998. At that date, approximately 25 persons were employed in executive, administrative and accounting functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance
---------

     The Company maintains fire, casualty, theft and public liability insurance for each of its pawnshop and check cashing locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, California, Virginia, Washington, Washington, D.C. and Oklahoma, as well as excess employer's indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers' Compensation Act and does not maintain other business risk insurance.

Future Plans
------------

     The Company's long-term business plan includes continuing to acquire existing pawnshops in Texas, Missouri and Maryland, and possibly other states. The Company also plans to acquire additional check cashing locations in California and the Pacific Northwest, and to introduce check cashing and related financial services in a select number of its existing pawnshop locations. The acquisitions of both pawnshops and check cashing stores may involve a purchase of assets for cash or a combination of cash, Company securities and/or debt. From time to time, the Company may also open new pawnshops and check cashing locations where desirable opportunities are presented.

Item 2.  Properties
-------------------

     The Company currently owns the real estate and buildings for three of its pawnshops and leases 104 pawnshop and check cashing locations. Leased facilities are generally leased for a term of two to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between 1999 and 2010. All current leases provide for specified periodic rental payments ranging from approximately $500 to $9,100 per month. Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and check cashing locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawnshop and check cashing locations are suitable for such purpose. The Company considers its equipment, furniture and fixtures to be in good condition.

     The Company currently leases approximately 8,500 square feet in Arlington, Texas for its executive offices. The lease, which expires November 2001, currently provides for monthly rental payments of approximately $10,000. In addition, the Company leases approximately 9,200 square feet in Concord, California for the headquarters of Answers, etc., its software company which provides computer hardware and software for third-party check cashing stores.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.


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

                                                      Common Stock
                                                      Price Range
                                                      -----------
                                                    High        Low
                                                    ----        ---
     1997
          First Quarter.........................   $ 5.77      $ 4.69
          Second Quarter........................     6.73        5.25
          Third Quarter.........................     6.81        5.16
          Fourth Quarter........................     6.38        5.50

     1998
          First Quarter.........................   $ 8.50      $ 5.88
          Second Quarter........................     8.50        6.69
          Third Quarter.........................     9.13        7.13
          Fourth Quarter.........................   17.00        9.00

     On October 26, 1998, the last sales price for the Common Stock as reported by the Nasdaq Stock Market was $9.63 per share. On October 26, 1998, there were approximately 90 stockholders of record of the Common Stock.

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

                                                          Year Ended July 31,
                                                          -------------------
                                                1998     1997     1996     1995     1994
                                                ----     ----     ----     ----     ----
                                                (in thousands, except per share amounts
                                                       and certain operating data)
Income Statement Data:
----------------------
  Revenues:
     Merchandise sales.....................  $ 37,998 $ 32,628 $ 24,823 $ 20,709 $ 12,174
     Service charges.......................    20,332   16,517   13,149   11,298    8,279
     Check cashing fees....................       255        -        -        -        -
     Other.................................       419      286       51      177      130
                                             -------- -------- -------- -------- --------
                                               59,004   49,431   38,023   32,184   20,583
                                             -------- -------- -------- -------- --------
  Cost of goods sold and expenses:
     Cost of goods sold....................    25,463   22,502   16,714   13,648    8,258
     Operating expenses....................    19,608   15,774   12,573   10,678    7,356
     Interest expense......................     2,031    2,340    2,124    2,116      819
     Depreciation..........................       922      717      540      506      361
     Amortization..........................       783      636      565      531      377
     Administrative expenses...............     4,134    3,831    3,150    3,013    1,815
                                             -------- -------- -------- -------- --------
                                               52,941   45,800   35,666   30,492   18,986
                                             -------- -------- -------- -------- --------
  Income before income taxes...............     6,063    3,631    2,357    1,692    1,597
  Provision for income taxes...............     2,265    1,337      917      592      462
                                             -------- -------- -------- -------- --------
  Net income...............................     3,798    2,294    1,440    1,100    1,135
  Dividends on preferred stock.............         -        -        -        -      120
                                             -------- -------- -------- -------- --------
  Net income attributable to
   common stockholders.....................  $  3,798 $  2,294 $  1,440 $  1,100 $  1,015
                                             ======== ======== ======== ======== ========
  Basic earnings per share.................  $    .74 $    .60 $    .39 $    .30 $    .27
  Diluted earnings per share...............  $    .59 $    .46 $    .35 $    .30 $    .27

Operating Data:
---------------
  Locations in operation:
     Beginning of the period...............        57       50       43       36       26
     Acquisitions..........................        38        7        7        5       10
     Opened................................         2        -        1        2        2
     Sold..................................         -        -        -        -       (1)
     Consolidated..........................         -        -       (1)       -       (1)
                                             -------- -------- -------- -------- --------
     End of the period.....................        97       57       50       43       36
                                             ======== ======== ======== ======== ========
  Receivables..............................  $ 17,054 $ 12,877 $ 11,701 $  9,158 $  7,320
  Average receivables balance per store....  $    176 $    226 $    234 $    213 $    203
  Pawn loan redemption rate................       74%      72%      70%      71%      73%
  Average inventory per pawn store.........  $    154 $    176 $    175 $    178 $    167
  Annualized inventory turnover............      2.2x     2.4x     2.1x     2.0x     1.6x
  Gross profit percentage on
   merchandise sales.......................     33.0%    31.0%    32.7%    34.1%    32.2%

Balance Sheet Data:
-------------------
  Working capital..........................  $ 31,987 $ 23,616 $ 21,098 $ 17,027 $ 14,159
  Total assets.............................    91,128   56,677   51,945   43,755   37,814
  Long-term liabilities....................    34,533   26,892   28,655   22,964   18,657
  Total liabilities........................    39,611   30,398   31,362   24,808   19,804
  Stockholders' equity.....................    51,517   26,279   20,583   18,947   18,010


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General
-------

     The Company's pawnshop revenues are derived primarily from service charges on pawn loans, and the sale of unredeemed goods, or "merchandise sales". Pawn loans are made for a 30-day term with an automatic extension of 60 days in Texas and Missouri, 30 days in Oklahoma and 15 days in Maryland and Virginia. Pawn loans made in Washington, D.C. are made for a 30 day term with no automatic extension. All pawn loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on pawn loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the size of the loan. Service charge rates are 144% to 240% on an annualized basis in Maryland, with a $6 monthly minimum charge. In Washington, D.C., loans up to $40 bear a flat $2 charge per month, while loans over $40 bear a 48% to 60% annualized rate. Missouri pawn loans bear service and storage charges totaling 240% per year, and in Virginia rates range from 120% to 180% annually. In its Texas stores, the Company recognizes service charges at the inception of the pawn loan at the lesser of the amount allowed by the state law for the initial 30-day term or $15, in accordance with state law. In Oklahoma, Maryland, Virginia, Missouri and Washington, D.C., the Company recognizes service charges at the inception of the loan at the amount allowed by law for the first 30 days. Pawn service charge income applicable to the remaining term and/or extension period is not recognized until the loan is repaid or renewed. If a loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and held for resale.

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

     Revenues at the Company's check cashing stores are derived primarily from check cashing fees, fees on payday advances, and fees from the sale of money orders and wire transfers. Payday advances have a term of thirty days or less, and carry a 15% service charge in both California and Washington. The Company recognizes service charge income on payday advances at the inception of the advance. Bad debts on payday advances are charged to operating expense in the month that the items are returned by the bank, and are credited to operating expense in the period the items are subsequently collected.

     Although the Company has had significant increases in revenues due primarily to acquisitions and secondarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and net returned checks. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

     Presented below are selected consolidated data for the Company for the three years ended July 31, 1998. The following table, as well as the discussion following, should be read in conjunction with Selected Financial Data included in Item 6 and the Consolidated Financial Statements and notes thereto of the Company required by Item 8.

                                             Year Ended July 31,
                                             -------------------
                                          1998      1997      1996
                                          ----      ----      ----
Income statement items as a percent
 of total revenues:

Revenues:
     	Merchandise sales...............   64.4%     66.0%     65.3%
      Service charges.................   34.5      33.4      34.6
      Check cashing fees..............     .4         -         -
      Other...........................     .7        .6        .1

Expenses:
      Operating expenses..............   33.2      31.9      33.1
      Interest expense................    3.4       4.7       5.6
      Depreciation....................    1.6       1.5       1.4
      Amortization....................    1.3       1.3       1.5
      Administrative expenses.........    7.0       7.8       8.3

Gross profit as a percent of
 merchandise sales....................   33.0      31.0      32.7

Results of Operations
---------------------

Fiscal 1998 Compared to Fiscal 1997

     Total revenues increased 19% to $59,004,000 for the fiscal year ended July 31, 1998 ("Fiscal 1998") as compared to $49,431,000 for the fiscal year ended July 31, 1997 ("Fiscal 1997"). The change resulted from an increase in revenues of $8,545,000 generated by the 47 pawn and check cashing stores which were opened or acquired during Fiscal 1997 and Fiscal 1998 and an increase of $1,028,000, or 2%, at the 50 stores which were in operation during all of Fiscal 1997 and Fiscal 1998. Of the $9,573,000 increase in total revenues, 56%, or $5,370,000, was attributable to increased merchandise sales, 40%, or $3,815,000 was attributable to increased service charges on pawn loans and payday advances, 3%, or $255,000 was attributable to increased check cashing fees, and the remaining increase of $133,000, or 1% was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 66.0% to 64.4% during Fiscal 1998 as compared to Fiscal 1997, service charges increased from 33.4% to 34.5%, check cashing fees increased from zero to 0.4%, and other income increased from 0.6% to 0.7%.

     The aggregate receivables balance increased 32% from $12,877,000 at July 31, 1997 to $17,054,000 at July 31, 1998. Of the $4,177,000 increase, $188,000 was attributable to growth at the 57 pawn stores in operation at July 31, 1997 and July 31, 1998, $2,708,000 was attributable to the addition of 29 pawnshops during Fiscal 1998, and $1,281,000 was attributable to payday advances at the check cashing stores acquired during Fiscal 1998.

     Gross profit as a percentage of merchandise sales increased from 31.0% during Fiscal 1997 to 33.0% during Fiscal 1998. This increase in the Company's gross profit margin was primarily the result of certain operating controls implemented during Fiscal 1998, and a slightly higher gold price during Fiscal 1998 compared to Fiscal 1997, which yielded higher margins on scrap jewelry sales during Fiscal 1998.

     Operating expenses increased 24% to $19,608,000 during Fiscal 1998 compared to $15,774,000 during Fiscal 1997, primarily as a result of the addition of 47 pawnshops and check cashing stores in Fiscal 1997 and Fiscal 1998, and the addition of personnel viewed as necessary to support the increased number of store level transactions. Administrative expenses increased 8% to $4,134,000 during Fiscal 1998 compared to $3,831,000 during Fiscal 1997 due primarily to the addition of personnel to supervise store operations. Interest expense decreased to $2,031,000 in Fiscal 1998 compared to $2,340,000 in Fiscal 1997 as a result of a lower interest rate on the Company's line of credit, and due to the conversion of $6,522,000 of interest-bearing debentures in May 1998 which were outstanding for all of Fiscal 1997.

     For Fiscal 1998 and 1997, the Company's effective federal income tax rate of 37% differed from the statutory tax rate of 34% primarily as a result of state income taxes and amortization of non-deductible intangible assets.

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

     The aggregate receivables balance increased 10% from $11,701,000 at July 31, 1996 to $12,877,000 at July 31, 1997. Of the $1,176,000 increase, $436,000 was attributable to growth at the 50 stores in operation at July 31, 1996 and July 31, 1997, while $740,000 was attributable to the addition of 7 stores during Fiscal 1997.

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

Liquidity and Capital Resources
-------------------------------

     The Company's operations and acquisitions during the past three years have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

     Effective November 1, 1997, the Company increased its long-term line of credit with its senior commercial lender to $35,000,000 (the "Credit Facility"). At July 31, 1998, $25,450,000 was outstanding under this Credit Facility and an additional $7,094,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during fiscal
1998 and as of October 26, 1998.  	The Company is required to pay an annual
commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

     In April 1998, the Company acquired 100% of the outstanding common stock of JB Pawn, Inc., which operates ten pawn stores in Texas and Maryland, for a total cash price of $2,000,000. In June 1998, the Company acquired 100% of the outstanding common stock of Miraglia, Inc. for a total purchase price of $21,175,000 consisting of 850,000 shares of First Cash common stock valued at $8,713,000, or $10.25 per share, a $6,000,000 note payable to the sellers, $6,300,000 cash, and legal, consulting and other costs totaling $162,000. Miraglia, Inc. operates eleven check cashing stores located in California and Washington, as well as Answers, etc., a provider of computer hardware and software to third-party operators of check cashing stores. In addition to JB Pawn, Inc. and Miraglia, Inc., the Company acquired a total of 19 additional individual pawnshops in various regions at various times during the fiscal year for an aggregate purchase price of $4,813,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed substantially all of the cash purchase price for all of its fiscal 1998 acquisitions through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, location and condition of the facilities, and projected future operating results.

     As of July 31, 1998, the Company's primary sources of liquidity were $1,582,000 in cash and cash equivalents, $2,436,000 in service charges receivable, $17,054,000 in receivables, $13,254,000 in inventories and $7,094,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of July 31, 1998 of $31,987,000 and a liabilities to equity ratio of 0.8 to 1.

     Net cash provided by operating activities of the Company during Fiscal 1998 was $2,497,000, consisting primarily of net income before non-cash depreciation and amortization of $5,503,000, less cash used to fund the increase of balance sheet items of $3,006,000. Net cash used for investing activities during Fiscal 1998 was $14,025,000, which was comprised of cash used for increasing receivables at existing stores of $1,050,000, and cash paid for acquisitions and other fixed asset additions of $12,975,000 during Fiscal 1998. Net cash provided by financing activities was $11,971,000 during Fiscal 1998, which consisted of net increases in the Company's debt of $7,213,000, supplemented by cash provided from the exercise of stock options and warrants of $4,758,000.

     The profitability and liquidity of the Company is affected by the amount of pawn loans outstanding, which is controlled in part by the Company's loan decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated resale value tends to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In each of the Company's last three fiscal years, at least 70% of amounts loaned under pawn transactions were either paid in full or renewed, and it is management's current intent to maintain this ratio. The Company's renewal policy allows customers to renew pawn loans by repaying all accrued interest on such pawn loans, effectively creating a new loan transaction. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 1999. The Company has no significant capital commitments as of October 26, 1998. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company currently intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. The Company has no immediate plans to open any other new stores. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between August 1, 1998 and October 26, 1998, the Company acquired three individual check cashing stores for an aggregate purchase price of $257,000, and opened one new check cashing location. In addition, the Company acquired five pawnshops for an aggregate purchase price of $1,650,000, and opened one new pawnshop location. All of these acquisitions were financed with proceeds from the Company's Credit Facility, and with seller-financed debt.

Year 2000 Issue
---------------

     The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software might recognize a date using "00" as the Year 1900 instead of the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other events, a temporary inability to process transactions or engage in similar normal business activities. The Year 2000 is a leap year, which may also lead to incorrect calculations, functions or system failure. The Company has established a committee to initiate the process of gathering, testing, and producing information about the Company's operations systems impacted by the Year 2000 transition. The Company intends to utilize both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. The Company intends to contact its significant suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies with which the Company's systems interface will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not require the Company to spend more time or money than anticipated, or even have a material adverse effect on the Company. Although the Year 2000 assessment has not been completed, management currently believes, based on available information, that resolving these matters will not have a material adverse impact on the Company's financial position or it's results of operations.

Forward Looking Information
---------------------------

     This annual report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity, and capital resources. Forward-looking statements are included in the "Liquidity and Capital Resources," and "Business" sections of this annual report. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and
anticipated capital funding needed to effect the business plan.   All phases of
the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made in this annual report, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained this annual report speak only as of the date of this annual report and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

Inflation
---------

     The Company does not believe that inflation has had a material effect on the amount of loans and payday advances made or unredeemed goods sold by the Company or its results of operation.

Seasonality
-----------

     The Company's retail business is seasonal in nature with its highest volume of sales of unredeemed goods occurring during the second fiscal quarter of each year and its lowest volume of sales of unredeemed goods occurring during the first fiscal quarter of each year. The Company's lending and payday advance activities are not seasonal in nature.

New Accounting Pronouncements
-----------------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), which is effective for periods ending after December 15, 1997. Effective November 1, 1997, the Company adopted FAS 128, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock. Earnings per share for Fiscal 1998 have been calculated in conformity with FAS 128, and earnings per share for prior periods presented have been restated to conform with FAS 128.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 is effective for periods ending after December 15, 1997. The Company believes it is not required to make any additional disclosures under FAS 129.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. The new standard requires that all items that are to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company believes it is not required to make any additional disclosures under FAS 130.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes reporting standards for a company's operating segments in annual financial statements and the reporting of selected information about operating segments in interim financial reports. The new pronouncement also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes it will not be required to report segment information for the year ended July 31, 1999.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     In April 1997, at the direction of the audit committee of the board of directors, First Cash, Inc. solicited proposals from several accounting firms to become the Company's independent accountants, including the audit of the Company's financial statements. On June 26, 1997, the Company notified Deloitte & Touche LLP of the Company's intention to engage Deloitte & Touche LLP as independent accountants for the audit of the Company's financial statements for the fiscal year ending July 31, 1997. On May 28, 1997, Price Waterhouse LLP resigned as the independent accountants for the audit of the Company's financial statements and the client-auditor relationship between the Company and Price Waterhouse LLP ceased. The reports of Price Waterhouse LLP on the financial statements of the Company for the year ended July 31, 1996 contained no adverse opinion or disclaimer of opinion or any qualification or modification as to uncertainty, audit scope or accounting principles. During the year ended July 31, 1996, and during the period from August 1, 1996 through May 28, 1997, there were no reportable events. During the year ended July 31, 1996, and during the period from August 1, 1996 through May 28, 1997, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused a reference to the subject matter of the disagreement in its audit report.

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


                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

 (a) The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements:

        Report of Independent Auditors
        Report of Independent Accountants
        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Cash Flows
        Consolidated Statements of Changes in
         Stockholders' Equity
        Notes to Consolidated Financial Statements

    (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


    (3)  Exhibits:
         3.1(5)     Amended Certificate of Incorporation
         3.2(4)     Amended Bylaws
         4.2a(2)    Common Stock Specimen
         10.3(1)    Registrant's Stock Option Plan and Form of Option
         10.3(a)(1) Amended Stock Option Agreement -- Rick Powell
         10.7(2)    Lease of Registrant's Pawnshop located at S. Cooper
         10.8(2)    Employment Agreement -- Rick Powell
         10.15(2)   Employment Agreement -- Rick L. Wessel
         10.16(2)   Warrant Agreement -- Rick Powell
         10.18(2)   Warrant Agreement -- Rick Wessel
         10.23(2)   Lease of Registrant's Pawnshop located at Tyler, Texas
         10.24(2)   Lease of Registrant's Pawnshop located at James Avenue in
                     Ft. Worth, Texas
         10.25(2)   Lease of Registrant's Pawnshop located at Brown Trail in
                     Bedford, Texas
         10.26(2)   Lease of Registrant's Pawnshops located at Hurst and Euless,
                     Texas
         10.28(2)   Lease of Registrant's Pawnshop located at S. 23rd Street in
                     McAllen, Texas
         10.29(2)   Lease of Registrant's Pawnshop located at E. 14th Street in
                     Brownsville, Texas
         10.30(2)   Lease of Registrant's Pawnshop located at W. Tyler in
                     Harlingen, Texas
         10.31(2)   Lease of Registrant's Pawnshop located at Morgan in Corpus
                     Christi, Texas
         10.32(2)   Lease of Registrant's Pawnshop located at N. 10th in
                     McAllen, Texas
         10.43(3)   Lease of Registrant's Pawnshop located at Garland, Texas
         10.46(5)   Lease of Registrant's Pawnshop located at 5519 S.E. 15th
                     Street in Del City, Oklahoma
         10.54(6)   Repurchase of First Cash, Inc. Stock from American Pawn &
                     Jewelry, Inc.
         10.55(6)   Acquisition of Famous Pawn, Inc.
         10.56(7)   Audited Financial Statements of Famous Pawn, Inc. for the
                     ten and one-half months ended May 15, 1994.
         10.57(8)  Acquisition Agreement of Five Pawnshops from Jeff Gerhoff.
         10.58(8)  Loan Agreement between First Cash, Inc. and Bank One, Texas,
                     National Association, dated July 28, 1994.
         10.59(11)  Acquisition Agreement - Miraglia, Inc.
         10.60(10)  Audited Financial Statements of Miraglia, Inc. for the ten
                     months ended May 31, 1998.
         11.0(9)   Computation of Earnings Per Share for the Year Ended July
                     31, 1995.
         21.0(11)   Subsidiaries
         27.0       Financial Date Schedules (Edgar version only)

---------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1992 (File No. 0 - 19133) and incorporated herein by reference.
(4) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1992 (File No. 0 - 19133) and incorporated herein by reference.
(5) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0 - 19133) and incorporated herein by reference.
(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (File No. 0 - 19133) and incorporated herein by reference.
(7)  Filed as an exhibit to Form 8-K dated July 29, 1994.
(8) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (File No. 0 - 19133) and incorporated herein by reference.
(9) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (File No. 0 - 19133) and incorporated herein by reference.
(10) Filed as an exhibit to Form 8-K dated September 22, 1998.
(11) Filed herein.

 (b) On September 22, 1998, the Company filed a Form 8-K to report the purchase of Miraglia, Inc., along with the financial statements of Miraglia, Inc. for the ten months ended May 31, 1998.


                                 SIGNATURES
                                 ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST CASH, INC.
                                   ----------------

                                               PHILLIP E. POWELL
                                   --------------------------------------
                                   Phillip E. Powell, Chief Executive Officer
                                   October 27, 1998


                                                 RICK L. WESSEL
                                   --------------------------------------
                                   Rick L. Wessel, Principal Accounting Officer
                                   October 27, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                  Capacity                 Date
            ---------                  --------                 ----


        PHILLIP E. POWELL       Chairman of the Board and   October 27, 1998
-------------------------------  Chief Executive Officer
        Phillip E. Powell


         RICK L. WESSEL         President, Chief Financial  October 27, 1998
-------------------------------  Officer, Secretary and
         Rick L. Wessel          Treasurer


          JOE R. LOVE           Director                    October 27, 1998
-------------------------------
          Joe R. Love


        RICHARD T. BURKE        Director                    October 27, 1998
-------------------------------
        Richard T. Burke








                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

To the Board of Directors and Stockholders of First Cash, Inc.

We have audited the consolidated balance sheets of First Cash, Inc. and subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash, Inc. and subsidiaries at July 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
---------------------------

Deloitte & Touche LLP
Fort Worth, Texas
August 31, 1998





                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------

To the Board of Directors and Stockholders of First Cash, Inc.

     In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity for the year ended July 31, 1996 present fairly, in all material respects, the results of operations and cash flows of First Cash, Inc. and its subsidiaries for the year ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of First Cash, Inc. and its subsidiaries for any period subsequent to July 31, 1996.


PRICEWATERHOUSECOOPERS LLP
---------------------------------

PRICE WATERHOUSE LLP
Fort Worth, Texas
October 22, 1996








                               FIRST CASH, INC.
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------

                                                        July 31,  July 31,
                                                          1998      1997
                                                          ----      ----
                                                      (in thousands, except
                                                            share data)
                       ASSETS
Cash and cash equivalents............................   $  1,582  $  1,139
Service charges receivable...........................      2,436     1,949
Receivables..........................................     17,054    12,877
Inventories..........................................     13,254    10,035
Income taxes receivable..............................      1,471         -
Prepaid expenses and other current assets............      1,268     1,122
                                                        --------  --------
     Total current assets............................     37,065    27,122
Property and equipment, net..........................      7,890     6,554
Intangible assets, net of accumulated amortization
 of $3,356 and $2,570, respectively..................     45,873    22,256
Other................................................        300       745
                                                        --------  --------
                                                        $ 91,128  $ 56,677
                                                        ========  ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and notes payable..   $  1,587  $    942
Accounts payable and accrued expenses................      3,283     2,437
Income taxes payable.................................        208       127
                                                        --------  --------
     Total current liabilities.......................      5,078     3,506
Revolving credit facility............................     25,450    15,575
Long-term debt and notes payable, net of current
 portion.............................................      6,367     2,735
Debentures Due 1999..................................          -     6,022
Debentures Due 2004..................................          -       500
Deferred income taxes................................      2,716     2,060
                                                        --------  --------
                                                          39,611    30,398
                                                        --------  --------
Stockholders' equity:
    Preferred stock; $.01 par value; 10,000,000
      shares authorized; no shares issued or
      outstanding....................................          -         -
    Common stock; $.01 par value; 20,000,000 shares
      authorized;	8,334,305 and 4,931,376 shares
      issued, respectively; 7,863,346 and 4,460,417
      shares outstanding, respectively...............         83        50
    Additional paid-in capital.......................     42,412    21,005
    Retained earnings................................     11,287     7,489
    Common stock held in treasury, at cost; 470,959
     shares..........................................     (2,265)   (2,265)
                                                        --------  --------
                                                          51,517    26,279
Commitments (see Note 11)
                                                        --------  --------
                                                        $ 91,128  $ 56,677
                                                        ========  ========

                       The accompanying notes are an
         integral part of these consolidated financial statements.


                               FIRST CASH, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                    ---------------------------------

                                                     Year Ended July 31,
                                                  1998      1997      1996
                                                  ----      ----      ----
                                                 (in thousands, except per
                                                       share amounts)
Revenues:
     Merchandise sales........................  $ 37,998  $ 32,628  $ 24,823
     Service charges..........................    20,332    16,517    13,149
     Check cashing fees.......................       255         -         -
     Other....................................       419       286        51
                                                --------  --------  --------
                                                  59,004    49,431    38,023
                                                --------  --------  --------
Cost of goods sold and expenses:
     Cost of goods sold.......................    25,463    22,502    16,714
     Operating expenses.......................    19,608    15,774    12,573
     Interest expense.........................     2,031     2,340     2,124
     Depreciation.............................       922       717       540
     Amortization.............................       783       636       565
     Administrative expenses..................     4,134     3,831     3,150
                                                --------  --------  --------
                                                  52,941    45,800    35,666
                                                --------  --------  --------
Income before income taxes....................     6,063     3,631     2,357
Provision for income taxes....................     2,265     1,337       917
                                                --------  --------  --------
Net income....................................  $  3,798  $  2,294  $  1,440
                                                ========  ========  ========

Basic earnings per share......................  $   0.74  $   0.60  $   0.39
                                                ========  ========  ========

Diluted earnings per share....................  $   0.59  $   0.46  $   0.35
                                                ========  ========  ========

                      The accompanying notes are an
        integral part of these consolidated financial statements.





                               FIRST CASH, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

                                                             Year Ended July 31,
                                                          1998      1997      1996
                                                          ----      ----      ----
                                                               (in thousands)
Cash flows from operating activities:
   Net income........................................  $  3,798  $  2,294  $  1,440
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Depreciation and amortization.................     1,705     1,353     1,105
   Changes in operating assets and liabilities,
     net of effect of purchases of existing stores:
       Service charges receivable....................      (195)      (62)     (227)
       Inventories...................................    (1,614)   (1,152)     (899)
       Prepaid expenses and other assets.............    (2,115)       (6)     (474)
       Accounts payable and accrued expenses.........      (241)      257       451
       Current and deferred income taxes.............     1,159       135       556
                                                       --------  --------  --------
           Net cash flows from operating activities..     2,497     2,819     1,952
                                                       --------  --------  --------
Cash flows from investing activities:
   Net increase in pawn loans and payday advances....    (1,050)     (566)   (1,606)
   Purchases of property and equipment...............    (1,021)   (1,188)   (1,282)
   Acquisition of existing operations................   (11,954)   (2,643)   (4,370)
                                                       --------  --------  --------
           Net cash flows from investing activities..   (14,025)   (4,397)   (7,258)
                                                       --------  --------  --------
Cash flows from financing activities:
   Proceeds from debt................................    13,440    16,086    17,909
   Repayments of debt................................    (6,227)  (13,975)  (12,385)
   Repurchase of outstanding warrants................         -      (250)        -
   Proceeds from exercise of options and warrants....     4,758       176       196
                                                       --------  --------  --------
           Net cash flows from financing activities..    11,971     2,037     5,720
                                                       --------  --------  --------
Change in cash and cash equivalents..................       443       459       414
Cash and cash equivalents at beginning of the year...     1,139       680       266
                                                       --------  --------  --------
Cash and cash equivalents at end of the year.........  $  1,582  $  1,139  $    680
                                                       ========  ========  ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest.....................................  $  2,061  $  2,405  $  2,102
                                                       ========  ========  ========
        Income taxes.................................  $    985  $  1,173  $    361
                                                       ========  ========  ========

Supplemental disclosure of noncash investing and
 financing activities:
    Noncash transactions in connection with various
     acquisitions:
          Fair market value of assets acquired.......  $ 31,196  $  2,652  $  4,308
            Less issuance of common stock............    (8,712)        -         -
            Less issuance of debt....................    (6,000)        -         -
            Less assumption of liabilities and costs
             of acquisition..........................    (4,530)       (9)      (23)
                                                       --------  --------  --------
          Net cash paid..............................  $ 11,954  $  2,643  $  4,285
                                                       ========  ========  ========

    Noncash conversion of subordinated debentures
     into shareholders' equity.......................  $  6,522  $  3,476         -
                                                       ========  ========  ========

                      The accompanying notes are an
         integral part of these consolidated financial statements.





                                      FIRST CASH, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 ----------------------------------------------------------

                             Common  Additional  Preferred            Treasury
                              Stock   Paid-in      Stock   Retained    Stock
                            --------  Capital     -------- Earnings   --------
                           Shrs  Amnt -------    Shrs Amnt --------  Shrs Amnt     Total
                           ----  ----            ---- ----           ---- ----     -----
                                                   (in thousands)
Balance at July 31, 1995.. 4,130 $ 42 $17,415       -    -  $ 3,755  471 $(2,265) $18,947
Exercise of stock
 options and warrants.....    38    -     196       -    -        -    -       -      196
Net income................     -    -       -       -    -    1,440    -       -    1,440
                           ----- ---- -------    ---- ----  -------  --- -------  -------
Balance at July 31, 1996.. 4,168   42  17,611       -    -    5,195  471  (2,265)  20,583
Exercise of stock
 warrants.................    44    1     175       -    -        -    -       -      176
Conversion of debentures..   719    7   3,469       -    -        -    -       -    3,476
Repurchase of warrants....     -    -    (250)      -    -        -    -       -     (250)
Net income................     -    -       -       -    -    2,294    -       -    2,294
                           ----- ---- -------    ---- ----  -------  --- -------  -------
Balance at July 31, 1997.. 4,931   50  21,005       -    -    7,489  471  (2,265)  26,279
Exercise of stock options
 and warrants, including
 income tax benefit
 of $1,894................ 1,151   11   6,640       -    -        -    -       -    6,651
Conversion of debentures.. 1,402   14   6,063       -    -        -    -       -    6,077
Common stock issued in
 connection with an
 acquisition..............   850    8   8,704       -    -        -    -       -    8,712
Net income................     -    -       -       -    -    3,798    -       -    3,798
                           ----- ---- -------    ---- ----  -------  --- -------  -------
Balance at July 31, 1998.. 8,334 $ 83 $42,412       -    -  $11,287  471 $(2,265) $51,517
                           ===== ==== =======    ==== ====  =======  === =======  =======

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




                               FIRST CASH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY
-----------------------------------------------

     First Cash, Inc. (the "Company") was incorporated in Texas on July 5, 1988 and was reincorporated in Delaware in April 1991. The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property. In addition to making short-term loans, these pawnshops offer for resale the personal property forfeited by the individuals on loans, as well as personal property purchased outright from customers. The Company also operates outlets that provide check cashing, short term unsecured advances ("payday advances"), and other related financial services through its wholly-owned subsidiary, Miraglia, Inc. Miraglia, Inc. also supplies computer hardware and software to third-party check cashing operators, as well as ongoing technical support. As of July 31, 1998 the Company owned 86 pawn stores and 11 check cashing stores.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     The following is a summary of significant accounting policies followed in the preparation of these financial statements.

     Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

     Receivables and income recognition - Receivables on the accompanying balance sheet consist of pawn loans and payday advances. Pawn loans ("loans") are made on the pledge of tangible personal property for one month with an automatic extension period of sixty days in Texas and Missouri, thirty days in Oklahoma, and fifteen days in Maryland. Loans are made for a period of 120 days in Washington, D.C. with no automatic extension. In accordance with Texas state law, the Company has recorded pawn service charges at the inception of the loan at the lesser of the amount of interest allowed by law for the initial loan period, or $15. Additional pawn service charges are recognized during the initial loan period when the aggregate pawn service charges earned, determined on a constant yield basis over the initial loan period, exceed the amount of income recognized at the inception of the loan. Pawn service charges on loans made in Oklahoma, Missouri, Maryland and Washington, D.C. are recorded at the amount of interest allowed by law for the first 30 days. Pawn service charges applicable to the extension periods or additional loan periods are not recognized as income until the loan is repaid or renewed. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges becomes the carrying value of the forfeited collateral ("inventory") which is recovered through sale. Payday advances made at the Company's check cashing outlets are made for thirty days or less. The Company recognizes the service charges associated with payday advances at the inception of the payday advance at the amount of service charge allowed for the term of the payday advance.

     Returned checks - The Company charges operating expense for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

     Operating expenses - Costs incurred in operating the pawn stores and check cashing stores have been classified as operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, net returned checks, utilities, cash shortages and other costs incurred by the stores.

     Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received.

     Inventories - Inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited loans. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited loans are recorded at the amount of the loan principal plus one month's accrued pawn service charges on the unredeemed goods. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventory and determined that a valuation allowance is not necessary.

     Property and equipment - Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of thirty-one years for buildings and three to ten years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life if shorter.

     Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period retired.

     Intangible assets - Intangible assets consist of the excess of purchase price over net assets acquired and non-compete agreements. Excess purchase price over net assets acquired is being amortized on a straight-line basis over an estimated useful life of forty years and payments relative to non-compete agreements are amortized over their estimated useful lives, generally ranging from five to ten years. The Company's amortization policy is reviewed annually by the Board of Directors to determine if any change is appropriate. Management of the Company periodically evaluates the carrying value of the excess purchase price over the net tangible assets of businesses acquired to determine that no diminution in carrying value has occurred by comparing expected future cash flows, undiscounted and without interest charges, to the net carrying value of the related intangibles. Upon any such diminution in value, an appropriate amount would be charged to earnings.

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

     Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended July 31, 1998, 1997 and 1996 was $248,000, $219,000 and $165,000, respectively.

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

     Earnings per share - In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"), which became effective for periods ending after December 15, 1997. FAS 128 establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. Basic and diluted earnings per share for the year ended July 31, 1998 have been calculated in accordance with FAS 128. Earnings per share for prior periods have been restated to conform with FAS 128.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                   Year Ended July 31,
                                                   -------------------
                                                1998      1997      1996
                                                ----      ----      ----
     Numerator:

        Net income for calculating
         basic earnings per share............ $ 3,798   $ 2,294   $ 1,440

        Plus interest expense,
         net of taxes, relating to
         convertible debentures..............     399       657       658
                                              -------   -------   -------
        Net income for calculating
         diluted earnings per share.......... $ 4,197   $ 2,951   $ 2,098
                                              =======   =======   =======

     Denominator:

        Weighted-average common
         shares for calculating basic
         earnings per share..................   5,101     3,825     3,669

        Effect of dilutive securities:
          Stock options and warrants.........     897       573     2,122
          Convertible debentures.............   1,163     2,016       197
                                              -------   -------   -------
        Weighted-average common
         shares for calculating diluted
         earnings per share..................   7,161     6,414     5,988
                                              =======   =======   =======

     Basic earnings per share................ $   .74   $   .60   $   .39
     Diluted earnings per share.............. $   .59   $   .46   $   .35

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

NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

     In April 1998, the Company acquired 100% of the outstanding common stock of JB Pawn, Inc., which operates ten pawn stores in Texas and Maryland, for a total cash price of $2,000,000 (see Note 4 - Related Party Transactions). In June 1998, the Company acquired 100% of the outstanding common stock of Miraglia, Inc. for a total purchase price of $21,175,000 consisting of 850,000 shares of First Cash common stock valued at $8,712,000, or $10.25 per share, a $6,000,000 note payable to the sellers, $6,300,000 cash, and legal, consulting and assumed liabilities totalling $163,000. Miraglia, Inc. operates eleven check cashing stores located in California and Washington, as well as Answers, etc., a provider of software to third-party operators of check cashing stores. In addition to JB Pawn, Inc. and Miraglia, Inc., the Company acquired a total of 19 additional individual pawnshops in various regions at various times during the fiscal year for an aggregate purchase price of $4,813,000, including legal, consulting, assumed liabilites and other costs incidental to the acquisitions. The Company financed substantially all of the cash purchase price for all of its fiscal 1998 acquisitions through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, location and condition of the facilities, and projected future operating results.

     The following unaudited pro forma summary data for the year ended July 31, 1998 and July 31, 1997 (in thousands, except per share amounts) combines the results of operations of the Company and Miraglia, Inc. as if the acquisition had occurred as of August 1, 1996, after giving effect to certain adjustments, including increased interest expense on acquisition debt, increased depreciation and amortization expense on assets acquired, and the related income tax effects. The unaudited pro forma fiscal 1998 and Fiscal 1997 results do not necessarily represent results which would have occurred if the Company had acquired Miraglia, Inc. on August 1, 1996, nor are they necessarily indicative of the results of future consolidated operations.

                                        Pro Forma    Pro Forma
                                           1998         1997
                                           ----         ----
                                       (unaudited)   (unaudited)
     Revenues..........................  $ 64,884     $ 53,970
     Net income........................  $  3,605     $  2,237
     Basic earnings per share..........  $    .62     $    .48
     Diluted earnings per share........  $    .51     $    .40

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

     All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill and other intangible assets, net of accumulated amortization, resulting from acquisitions was $45,873,000 and $22,256,000 as of July 31, 1998 and 1997, respectively. The results of operations of the acquired companies are included in the consolidated financial statements from their respective dates of acquisition. In connection with these acquisitions, the Company entered into non-compete agreements with the former owners, generally ranging from five to ten years.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

     From August 1996 through March 1998, the Company was involved in a management agreement to operate and manage pawnshops for JB Pawn, Inc., a Texas corporation which, up until March 31, 1998, was 100% owned and controlled by Mr. Jon Burke, the brother of Mr. Richard Burke, a director of First Cash. Through March 31, 1998, JB Pawn, Inc. owned and provided 100% of the financing for its pawnshops, and incurred all direct costs to operate the pawnshops, including payroll, store operating expenses, cost of inventory, and pawn loans. The Company received a monthly management fee for each store managed, and provided computer support, accounting, auditing, oversight and management of these stores. As dicussed in Note 3, the Company purchased 100% of the outstanding common stock of JB Pawn, Inc. on April 1, 1998. The Company recorded management fee revenue of $247,000 and $212,000 under this agreement during fiscal 1998 and 1997, respectively. In January 1996, the Company issued to Mr. Jon Burke warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $4.625 per share for consulting services to be provided through January 2001. The warrants vest over a five-year period.

     In June 1998, in conjunction with the purchase of Miraglia, Inc. (see Note 3 - Acquisitions), the Company entered into lease agreements for one of its check cashing locations, as well as for certain office space located in Concorde, California. These properties are partially owned by Mr. Blake Miraglia, an employee of the Company. Total lease payments made pursuant to these leases were $20,000 during fiscal 1998, which approximated market rates. In addition, the Company has an outstanding, unsecured note payable due July 5, 2003, bearing interest at 7%, to Mr. Miraglia which amounted to $2,387,000 as of July 31, 1998 including accrued interest.

     During fiscal 1996, the Company paid to Joe R. Love, a director of the Company, a consulting fee of $75,000 for services rendered in connection with certain acquisitions.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment consist of the following (in thousands):

                                               July 31,    July 31,
                                                 1998        1997
                                                 ----        ----
        Land.................................. $   672     $   719
        Buildings.............................   1,002       1,002
        Leasehold improvements................   2,091       2,089
        Furniture, fixtures and equipment.....   7,865       5,516
                                               -------     -------
                                                11,630       9,326
        Less:  accumulated depreciation.......  (3,740)     (2,772)
                                               -------     -------
                                               $ 7,890     $ 6,554
                                               =======     =======

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

     Accounts payable and accrued expenses consist of the following (in thousands):

                                               July 31,    July 31,
                                                 1998        1997
                                                 ----        ----
         Accounts payable..................... $   351     $   216
         Money orders payable.................     487           -
         Wire transfers payable...............     124           -
         Accrued payroll......................     675         939
         Layaway deposits.....................     783         572
         Sales tax payable....................     190         147
         Other................................     673         563
                                               -------     -------
                                               $ 3,283     $ 2,437
                                               =======     =======

NOTE 7 - REVOLVING CREDIT FACILITY
----------------------------------

     Effective November 1, 1997, the Company increased its long-term line of credit with its senior commercial lender to $35,000,000 (the "Credit Facility"). At July 31, 1998, $25,450,000 was outstanding under this Credit Facility and an additional $7,094,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, which was approximately 6.7% as of July 31, 1998, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during fiscal 1998.

NOTE 8 - LONG-TERM DEBT AND NOTES PAYABLE
-----------------------------------------

     Long-term debt and notes payable consist of the following (in thousands, except payment information):

                                                       July 31,    July 31,
                                                         1998        1997
                                                         ----        ----
     Note payable to a bank; bearing interest
       at 7.4%; monthly principal payments of
       $2,335 and interest payments	based upon
       the unpaid balance;  matures December 1,
       2000; secured by real estate..................  $   538     $   555
     Note payable to a bank; bearing interest
       at 7.4%; monthly	principal payments of
       $2,957 and interest payments	based upon
       the unpaid balance; matures April 1, 2001;
       secured by real estate........................      483         511
     Unsecured demand note payable to an
       individual; bearing interest at 7%;
       interest payable monthly in installments
       of $583.......................................      100         100
     Note payable to a bank; bearing interest
       at 9.3%; monthly	principal and interest
       payments of $14,504, until maturity at
       July 1, 1999; secured by equipment............      165         317
     Note payable to a bank; bearing interest
       at 8.9%; monthly	principal and interest
       payments of $7,367, until maturity	at
       October 1, 2001; secured by equipment.........      249         312
     Note payable to a bank; bearing interest
       at 9.2%; monthly	principal and interest
       payments of $5,797, until maturity	at
       January 15, 2002; secured by equipment........      207         255
     Note payable to a bank; bearing interest
       at 9.3%; monthly	principal and interest
       payments of $5,452, until maturity	at
       July 1, 2002; secured by equipment............      212         257
     Note payable to a bank;  bearing interest at
       7.4%; monthly principal payments of $8,222
       and interest payments based upon the
       unpaid balance; secured by specific ac-
       quired assets; retired during fiscal 1998.....        -         296
     Note payable to a bank;  bearing interest
       at 7.4%; monthly	principal payments of
       $39,834 and interest payments based upon
       the unpaid balance; secured by specific
       acquired assets; retired during fiscal 1998...        -       1,074
     Notes payable to five former shareholders
       of Miraglia, Inc.; bearing interest at 7%;
       quarterly principal payments of $300,000
       and quarterly interest payments based upon
       the unpaid balance until maturity at July 5,
       2003; unsecured...............................    6,000           -
                                                       -------     -------
                                                         7,954       3,677
     Less: current portion...........................   (1,587)       (942)
                                                       -------     -------
                                                       $ 6,367     $ 2,735
                                                       =======     =======

     Long-term debt and notes payable are scheduled to mature as follows (in thousands):

                Fiscal
                ------
                 1999..................   $  1,587
                 2000..................      1,542
                 2001..................      2,313
                 2002..................      1,312
                 2003..................      1,200
                                          --------
                                          $  7,954
                                          ========

NOTE 9 - CONVERTIBLE SUBORDINATED DEBENTURES
--------------------------------------------

     In April 1994, the Company completed the private placement of $7,500,000 of 10% Convertible Subordinated Debentures Due 1999. During fiscal 1997, $1,476,000 of these debentures were converted by the holders into 318,917 shares of Common Stock, and during fiscal 1998 the remaining debentures were converted into 1,302,000 shares of Common Stock.

     In conjunction with the acquisition of Famous Pawn, Inc. in May 1994, the Company issued $2,500,000 of 7% Convertible Subordinated Debentures Due 2004. During fiscal 1997, $2,000,000 of these debentures were converted into 400,000 shares of Common Stock, and in fiscal 1998 the remaining debentures were converted into 100,000 shares of Common Stock.

NOTE 10 - INCOME TAXES
----------------------

     Components of the provision for income taxes consist of the following (in thousands):

                                        For the year ended July 31,
                                        ---------------------------
                                        1998       1997       1996
                                        ----       ----       ----
  Current:
     Federal......................... $ 1,481    $   784    $   446
     State...........................     117        121         67
                                      -------    -------    -------
                                        1,598        905        513
     Deferred........................     667        432        404
                                      -------    -------    -------
                                      $ 2,265    $ 1,337    $   917
                                      =======    =======    =======

     The principal current and non-current deferred tax liabilities consist of the following at July 31, 1998 and 1997 (in thousands):

                                                    July 31,    July 31,
                                                      1998        1997
                                                      ----        ----
  Deferred tax liabilities:
     Intangible asset amortization................  $ 1,552     $ 1,222
     Depreciation.................................      758         603
     State income taxes...........................      258         139
     Service charges receivable...................       58          50
     Other........................................      181         150
                                                    -------     -------
     Net deferred tax liability...................  $ 2,807     $ 2,164
                                                    =======     =======

  Reported as:
     Current liabilities - income taxes payable...  $    91     $   104
     Non-current liabilities - deferred
      income taxes................................    2,716       2,060
                                                    -------     -------
     Net deferred tax liability...................  $ 2,807     $ 2,164
                                                    =======     =======

     The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income before income taxes. The following is a reconciliation of such differences (in thousands):

                                                     For the year ended July 31,
                                                     ---------------------------
                                                       1998     1997     1996
                                                       ----     ----     ----
  Tax at the federal statutory rate.................  $ 2,061  $ 1,235  $   801
  Nondeductible amortization of intangible assets...       39       34       34
  State income taxes, net of federal tax benefit....      197      112       67
  Other, net........................................      (32)     (44)      15
                                                      -------  -------  -------
                                                      $ 2,265  $ 1,337  $   917
                                                      =======  =======  =======

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to ten years. Most facility leases contain renewal and/or purchase options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

           Fiscal
           ------
           1999..................  $  4,096
           2000..................     3,599
           2001..................     3,040
           2002..................     2,119
           2003..................     1,166
           Thereafter............     3,759
                                   --------
                                   $ 17,779
                                   ========

     Rent expense under such leases was $3,596,000, $2,519,000 and $2,070,000 for fiscal years 1998, 1997 and 1996, respectively.

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

NOTE 12 - EMPLOYEE STOCK OPTION PLAN AND OUTSTANDING WARRANTS
-------------------------------------------------------------

     On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 250,000 shares. The exercise price for each stock option granted under the Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of July 31, 1998, options to purchase 35,749 shares of Common Stock were available for grant under the Plan. Options to purchase 158,814 shares were fully vested at July 31, 1998.

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

     Stock option and warrant activity from July 31, 1995 through July 31, 1998 is summarized in the accompanying chart (in thousands, except exercise price).

                                                            Exercisable
                                                      ------------------------
                                           Weighted                  Wtd. Avg.
                                           Average                   Exercise
                  Options     Warrants  Exercise Price   Number       Price
                  -------     --------  --------------   ------       -----
July 31, 1995       202         1,450       $ 4.58        1,566       $ 4.55
  Granted           117         1,908         9.75
  Cancelled        (109)         (124)        5.55
  Exercised          (3)          (15)        4.28
                   ----        ------
July 31, 1996       207         3,219         7.57        3,352         7.64
  Granted             9             -         4.75
  Cancelled         (15)            -         4.93
  Repurchased         -          (198)        4.52
  Exercised           -           (44)        4.00
                   ----        ------
July 31, 1997       201         2,977         7.82        3,120         7.88
  Granted            27           480         8.00
  Cancelled          (1)         (450)       14.65
  Exercised         (13)       (1,138)        4.13
                   ----        ------
July 31, 1998       214         1,869         8.42        2,027         8.48
                   ====        ======

     Options and warrants outstanding as of July 31, 1998 are as follows (in thousands, except exercise price and life):

                       Total Warrants   Weighted Average    Currently
    Exercise Price       and Options     Remaining Life    Exercisable
    --------------       -----------     --------------    -----------
        $4.00                 50               .4               50
         4.63                917              2.4              895
         4.75                  9              3.0                2
         8.00                507              4.6              480
        15.00                600              2.0              600
                           -----                             -----
                           2,083                             2,027
                           =====                             =====

     The Company applies the intrinsic value method in accounting for its stock option and warrant issuances. Accordingly, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant dates for such option and warrant awards, the Company's net income would have been reduced by $397,000, $217,000 and $114,000 in fiscal 1998, 1997 and 1996, respectively. Basic and diluted earnings per share would have been reduced by $0.07 and $0.06, respectively, in fiscal 1998, by $0.06 and $0.03, respectively, in fiscal 1997, and by $0.03 and $0.02, respectively, in fiscal 1996.

     Weighted average grant-date fair values of options issued were $5.71, $3.30 and $0.83 per unit in fiscal 1998, 1997 and 1996, respectively, which were calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

                                    1998     1997     1996
                                    ----     ----     ----
     Expected volatility.........    99%      39%      38%
     Expected dividend yield.....     -        -        -
     Expected option term........  5 years  5 years  5 years
     Risk-free rate of return....   6.0%    6.31%    5.79%

NOTE 13 - FIRST CASH 401(k) PLAN
--------------------------------

     The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee contributions are paid to a corporate trustee and invested in various funds. Company contributions are invested in its common stock, and contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company contributions to the Plan were $95,000, $69,000 and $34,000 for fiscal 1998, 1997 and 1996, respectively.