Form 10-Q
period 1998-10-31
FIRST CASH INC
filed 1998-12-07
CIK 840489

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                             For the Quarter Ended
                               October 31, 1998

                            Commission File Number:
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

As of December 7, 1998, there were 8,138,346 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.











Part I.  Financial Information
Item 1.  Financial Statements

                              FIRST CASH, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  -------------------------------------

                                               October 31,   July 31,
                                                  1998         1998
                                                  ----         ----
                                               (unaudited)
                                          (in thousands, except share data)
                 ASSETS
Cash and cash equivalents..................    $  3,508     $  1,582
Service charges receivable.................       2,623        2,436
Receivables................................      18,295       17,054
Inventories................................      15,799       13,254
Income taxes receivable....................       1,471        1,471
Prepaid expenses and other current assets..       1,453        1,268
                                               --------     --------
     Total current assets..................      43,149       37,065
Property and equipment, net................       8,293        7,890
Intangible assets, net.....................      47,885       45,873
Other......................................         323          300
                                               --------     --------
                                               $ 99,650     $ 91,128
                                               ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
  notes payable............................    $  1,642     $  1,587
Accounts payable and accrued expenses......       4,610        3,283
Income taxes payable.......................         844          208
                                               --------     --------
     Total current liabilities.............       7,096        5,078
Revolving credit facility..................      30,450       25,450
Long-term debt and notes payable, net of
  current portion..........................       6,289        6,367
Deferred income taxes......................       2,866        2,716
                                               --------     --------
                                                 46,701       39,611
                                               --------     --------
Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized; no
     shares issued or outstanding..........           -            -
   Common stock; $.01 par value;
     20,000,000 shares authorized;
     8,354,305 and 8,334,305 shares issued,
     respectively; 7,883,346 and 7,863,346
     shares outstanding, respectively......          84           83
   Additional paid-in capital..............      42,504       42,412
   Retained earnings.......................      12,626       11,287
   Common stock held in treasury, at cost,
     470,959 shares........................      (2,265)      (2,265)
                                               --------     --------
                                                 52,949       51,517
                                               --------     --------
                                               $ 99,650     $ 91,128
                                               ========     ========

                  The accompanying notes are an integral
         part of these condensed consolidated financial statements.




                                FIRST CASH, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                           Three Months Ended October 31,
                                           ------------------------------
                                                 1998         1997
                                                 ----         ----
                                              (unaudited)  (unaudited)
                                      (in thousands, except per share amounts)
Revenues:
     Merchandise sales.....................    $ 10,588     $  8,473
     Service charges.......................       7,180        4,631
     Check cashing fees....................         431            -
     Other.................................         250           75
                                               --------     --------
                                                 18,449       13,179
                                               --------     --------
Cost of goods sold and expenses:
     Cost of goods sold....................       6,857        5,839
     Operating expenses....................       6,993        4,239
     Interest expense......................         669          546
     Depreciation..........................         270          196
     Amortization..........................         326          166
     Administrative expenses...............       1,209          961
                                               --------     --------
                                                 16,324       11,947
                                               --------     --------
Income before income taxes.................       2,125        1,232
Provision for income taxes.................         786          474
                                               --------     --------
Net income.................................    $  1,339     $    758
                                               ========     ========

Basic earnings per share...................    $    .17     $    .17

Diluted earnings per share.................    $    .16     $    .13



              The accompanying notes are an integral part of these condensed consolidated financial statements.




                           FIRST CASH, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           -----------------------------------------------

                                          Three Months Ended October 31,
                                          ------------------------------
                                                  1998         1997
                                                  ----         ----
                                               (unaudited)  (unaudited)
	                                              (in thousands)
Cash flows from operating activities:
   Net income................................  $  1,339     $    758
   Adjustments to reconcile net income to
     net cash used for operating activities:
        Depreciation and amortization........       596          362
   Changes in operating assets and
     liabilities,	net of effect of purchases
     of existing stores:
    Service charges receivable...............       (97)         (72)
    Inventories..............................    (2,199)        (813)
    Prepaid expenses and other assets........      (156)        (840)
    Accounts payable and accrued expenses....       513         (244)
    Current and deferred income taxes........       740          468
                                               --------     --------
      Net cash flows from operating
       activities............................       736         (381)
                                               --------     --------
Cash flows from investing activities:
   Net increase in loans.....................      (711)        (549)
   Purchases of property and equipment.......      (478)        (130)
   Acquisition of existing stores............    (2,221)        (874)
                                               --------     --------
      Net cash flows from investing
       activities............................    (3,410)      (1,553)
                                               --------     --------
Cash flows from financing activities:
   Proceeds from debt........................     6,550        1,975
   Repayments of debt........................    (2,043)        (200)
   Proceeds from exercise of stock options...        93           22
                                               --------     --------
      Net cash flows from financing
       activities............................     4,600        1,797
                                               --------     --------
Increase (decrease) in cash and cash
  equivalents................................     1,926         (137)
Cash and cash equivalents at beginning of
  the period.................................     1,582        1,139
                                               --------     --------
Cash and cash equivalents at end of the
  period.....................................  $  3,508     $  1,002
                                               ========     ========

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest..............................  $    661     $    552
                                               ========     ========
       Income taxes..........................  $      -     $      8
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



                              FIRST CASH, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------
                                (UNAUDITED)

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash, Inc. and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1998 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of October 31, 1998 and for the periods ended October 31, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Revolving Credit Facility
----------------------------------

     The Company currently maintains a $40,000,000 long-term line of credit with its senior commercial lender (the "Credit Facility"), which was increased from $35,000,000 in November 1998. At October 31, 1998, $30,450,000 was outstanding under this Credit Facility and an additional $4,699,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first three months of fiscal 1999 and as of December 7, 1998.

Note 3 - Business Acquisitions
------------------------------

     During the quarter ended October 31, 1998, the Company acquired or opened eight pawnshops and four check cashing stores. Five of the pawnshops acquired were in El Paso, a new geographic market for the Company, while the remaining pawnshop and check cashing additions were in regions where the Company already operated. These acquisitions and openings brought the Company's total number of stores owned to 109 as of October 31, 1998.

     In November 1998, the Company purchased twelve pawnshops in South Carolina, and in December 1998, First Cash acquired one check cashing store in San Francisco, California. These acquisitions brought the Company's store count to 122 units as of December 7, 1998. All acquisitions during and after the quarter were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

Note 4 - Earnings Per Share
---------------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"), which became effective for periods ending after December 15, 1997. FAS 128 establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. Basic and diluted earnings per share for the three month period ended October 31, 1998 have been calculated in accordance with FAS 128. Earnings per share for the three month period ended October 31, 1997 have been restated to conform with FAS 128.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three Months Ended October 31,
                                         ------------------------------
                                               1998         1997
                                               ----         ----
Numerator:
    Net income for calculating basic
      earnings per share...................  $  1,339     $    758
    Plus interest expense, net of taxes,
      relating to convertible debenture....         -          120
                                             --------     --------
    Net income for calculating diluted
      earnings per share...................  $  1,339     $    878
                                             ========     ========

Denominator:
    Weighted-average common shares for
      calculating basic earnings per
      share................................     7,867        4,461
    Effect of dilutive securities:
       Stock options and warrants..........       740          863
       Convertible debentures..............         -        1,402
                                             --------     --------
    Weighted-average common shares for
      calculating diluted earnings per
      share................................     8,607        6,726
                                             ========     ========

Basic earnings per share...................  $    .17     $    .17
Diluted earnings per share.................  $    .16     $    .13


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ------------------------------------------------

GENERAL
-------

     The Company's pawnshop revenues are derived primarily from service charges on pawn loans, and the sale of unredeemed goods, or "merchandise sales". Pawn loans are made for a 30-day term with an automatic extension of 60 days in Texas, South Carolina and Missouri, 30 days in Oklahoma and 15 days in Maryland and Virginia. Pawn loans made in Washington, D.C. are made for a 30 day term with no automatic extension. All pawn loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on pawn loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the size of the loan. Service charge rates are 144% to 240% on an annualized basis in Maryland, with a $6 monthly minimum charge. In Washington, D.C., loans up to $40 bear a flat $2 charge per month, while loans over $40 bear a 48% to 60% annualized rate. Missouri pawn loans bear service and storage charges totaling 240% per year, Virginia rates range from 120% to 180% annually, and South Carolina rates range from 60% to 300%. In its Texas stores, the Company recognizes service charges at the inception of the pawn loan at the lesser of the amount allowed by the state law for the initial 30-day term or $15, in accordance with state law. In Oklahoma, Maryland, Virginia, South Carolina, Missouri and Washington, D.C., the Company recognizes service charges at the inception of the loan at the amount allowed by law for the first 30 days. Pawn service charge income applicable to the remaining term and/or extension period is not recognized until the loan is repaid or renewed. If a loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and held for resale.

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

RESULTS OF OPERATIONS
---------------------

Three months ended October 31, 1998 compared to the three months ended
 October 31, 1997
----------------------------------------------------------------------

     Total revenues increased 40% to $18,449,000 for the three month period ended October 31, 1998 ("the First Quarter of Fiscal 1999") as compared to $13,179,000 for the three month period ended October 31, 1997 ("the First Quarter of Fiscal 1998"). The increase resulted from $5,900,000 of additional revenues generated by the 51 stores which were opened or acquired on or subsequent to August 1, 1997, offset by a decrease of $630,000 for the 58 stores which were in operation during all of the First Quarter of Fiscal 1998 and the First Quarter of Fiscal 1999. The decrease in comparable-store revenues for the First Quarter of Fiscal 1999 was primarily a result of lower than expected retail sales during the quarter Of the $5,270,000 increase in total revenues, 40%, or $2,115,000 was attributable to increased merchandise sales, 48%, or $2,549,000 was attributable to increased service charges, 8%, or $431,000 was attributable to increased check cashing fees, and the remaining increase of $175,000 was attributable to an increase in other income. As a percentage of total revenues, merchandise sales decreased from 64% to 57%, service charges increased from 35% to 40%, check cashing fees increased from zero to 2%, and other income remained 1% during the First Quarter of Fiscal 1999 as compared to the First Quarter of Fiscal 1998. The gross profit as a percentage of merchandise sales increased to 35% during the First Quarter of Fiscal 1999 compared to 31% during the First Quarter of Fiscal 1998.

     The aggregate receivables balance (pawn loans plus payday advances) increased 34% from $13,651,000 as of October 31, 1997 to $18,295,000 as of
October 31, 1998. Of the $4,644,000 increase, $4,438,000 was attributable to the addition of 45 stores acquired subsequent to October 31, 1997. The remaining increase was attributable to increases in aggregate loan balances of $205,000 at the 64 stores in operation at both October 31, 1997 and October 31, 1998.

     Operating expenses increased 65% to $6,993,000 during the First Quarter of Fiscal 1999 compared to $4,239,000 during the First Quarter of Fiscal 1998, primarily as a result of the addition of the 51 stores subsequent to August 1, 1997. Administrative expenses increased 26% to $1,209,000 during the First Quarter of Fiscal 1999 compared to $961,000 during the First Quarter of Fiscal 1998, primarily due to the addition of supervisory staff and other overhead related to the above-mentioned 51 stores acquired. Interest expense increased 23% from $546,000 in the First Quarter of Fiscal 1998 to $669,000 in the First Quarter of Fiscal 1999, primarily due to the overall higher level of debt relating to recent store acquisitions.

     For the First Quarter of Fiscal 1999 and the First Quarter of Fiscal 1998, the Company's tax provisions of 37% and 38%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, and seller-financed indebtedness.

     The Company currently maintains a $40,000,000 long-term line of credit with its senior commercial lender (the "Credit Facility"), which was increased from $35,000,000 in November 1998. At October 31, 1998, $30,450,000 was outstanding under this Credit Facility and an additional $4,699,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the first three months of fiscal 1999 and as of December 7, 1998.

     During the quarter ended October 31, 1998, the Company acquired or opened eight pawnshops and four check cashing stores. Five of the pawnshops acquired were in El Paso, a new geographic market for the Company, while the remaining pawnshop and check cashing additions were in regions where the Company already operated. These acquisitions and openings brought the Company's total number of stores owned to 109 as of October 31, 1998.

     In November 1998, the Company purchased twelve pawnshops in South Carolina, and in December 1998, First Cash acquired one check cashing store in San Francisco, California. These acquisitions brought the Company's store count to 122 units as of December 7, 1998. All acquisitions during and after the quarter were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

     As of October 31, 1998, the Company's primary sources of liquidity were $3,508,000 in cash and cash equivalents, $2,623,000 in service charges receivable, $18,295,000 in receivables, $15,799,000 in inventories and $4,699,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of October 31, 1998 of $36,053,000 and a total liabilities to equity ratio of 0.9 to 1. During the First Quarter of Fiscal 1999, the Company received proceeds of $93,000 from the issuance of 20,000 shares of common stock relating to the exercise of outstanding common stock warrants and options.

     Net cash provided by operating activities for the Company during the First Quarter of Fiscal 1999 was $736,000 as compared with $381,000 used for operating activities during the First Quarter of Fiscal 1998. Net cash used for investing activities during the First Quarter of Fiscal 1999 was $3,410,000 as compared with $1,553,000 used for investing activities during the First Quarter of Fiscal 1998. Net cash provided by financing activities of $4,600,000 during the First Quarter of Fiscal 1999 compares to net cash provided by financing activities of $1,797,000 during the First Quarter of Fiscal 1998.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of December 7, 1998, except for the Company's letter of intent to acquire eleven check cashing stores in Chicago, Illinois. The Company currently anticipates that the sole consideration given in the Chicago acquisition will be the issuance of the Company's common stock.
The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between August 1, 1998 and December 7, 1998, the Company has acquired 25 stores in various regions. These acquisitions were financed with proceeds from the Company's Credit Facility, with seller-financed debt, and with the issuance of the Company's common stock.

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

FORWARD LOOKING INFORMATION
---------------------------

     This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity, and capital resources. Forward-looking statements are included in the "Liquidity and Capital Resources" section of this annual report. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed
to effect the business plan.   All phases of the Company's operations are
subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained this report speak only as of the date of this report and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.


                       PART II.  OTHER INFORMATION
                       ---------------------------

ITEM 4.  Submission of matters to a vote of security holders

ITEM 6.  Exhibits and reports on Form 8-K

         a.  Exhibits

             27.0    Financial Data Schedules (Edgar version only).

         b. In September 1998, the Company filed a Form 8-K to report the acquisition of Miraglia, Inc.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 7, 1998                  FIRST CASH, INC.
                                          ----------------------------
                                          (Registrant)


/s/ Phillip E. Powell                     /s/ Rick L. Wessel
--------------------------------          ------------------------------
Phillip E. Powell                         Rick L. Wessel
Chairman of the Board and                 Chief Accounting Officer
Chief Executive Officer