Form 10-Q
period 1998-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 1999-02-16
CIK 840489

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from                Commission File Number:
November 1, 1998 to December 31, 1998                    0-19133



                     FIRST CASH FINANCIAL SERVICES, INC.
           (Exact name of registrant as specified in its charter)


        Delaware                                       75-2237318
(State of Incorporation)                  (IRS Employer Identification Number)

    690 East Lamar Blvd., Suite 400
          Arlington, Texas                                76011
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

As of February 15, 1999, there were 8,618,346 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.


Part I.  Financial Information
Item 1.  Financial Statements

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                                                       December 31,   July 31,
                                                           1998         1998
                                                           ----         ----
                                                        (unaudited)
                                                        (amounts in thousands)
                       ASSETS
Cash and cash equivalents.............................  $  4,458      $  1,582
Service charges receivable............................     2,707         2,436
Receivables...........................................    20,392        17,054
Inventories...........................................    17,403        13,254
Income taxes receivable...............................     1,471         1,471
Prepaid expenses and other current assets.............     2,908         1,268
                                                        --------      --------
     Total current assets.............................    49,339        37,065
Property and equipment, net...........................     9,146         7,890
Intangible assets, net................................    54,494        45,873
Other.................................................       346           300
                                                        --------      --------
                                                        $113,325      $ 91,128
                                                        ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and notes payable...  $  2,177      $  1,587
Accounts payable and accrued expenses.................     6,752         3,283
Income taxes payable..................................       989           208
                                                        --------      --------
     Total current liabilities........................     9,918         5,078
Revolving credit facility.............................    33,450        25,450
Long-term debt and notes payable, net of
  current portion.....................................     6,283         6,367
Deferred income taxes.................................     2,966         2,716
                                                        --------      --------
                                                          52,617        39,611
                                                        --------      --------
Stockholders' equity:
    Preferred stock; $.01 par value; 10,000,000
      shares authorized; no shares issued or
      outstanding.....................................         -             -
    Common stock; $.01 par value; 20,000,000 shares
      authorized; 9,089,305 and 8,334,305 shares
      issued, respectively; 8,618,346 and 7,863,346
      shares outstanding, respectively................        91            83
    Additional paid-in capital........................    49,026        42,412
    Retained earnings.................................    13,856        11,287
    Common stock held in treasury, at cost,
      470,959 shares..................................    (2,265)       (2,265)
                                                        --------      --------
                                                          60,708        51,517
                                                        --------      --------
                                                        $113,325      $ 91,128
                                                        ========      ========

                   The accompanying notes are an integral
         part of these condensed consolidated financial statements.


                             FIRST CASH FINANCIAL SERVICES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (unaudited)
                        --------------------------------------------

                                         Two Months Ended          Five Months Ended
                                         ----------------          -----------------
                                     December 31, December 31, December 31, December 31,
                                         1998         1997         1998         1997
                                         ----         ----         ----         ----
                                       (amounts in thousands, except per share amounts)
Revenues:
    Merchandise sales...............  $  9,830     $  6,814     $ 20,418     $ 15,287
    Service charges.................     5,254        3,106       12,434        7,737
    Check cashing fees..............       323            -          754            -
    Other...........................       222           61          472          136
                                      --------     --------     --------     --------
                                        15,629        9,981       34,078       23,160
                                      --------     --------     --------     --------
Cost of goods sold and expenses:
    Cost of goods sold..............     6,300        4,605       13,157       10,444
    Operating expenses..............     5,342        2,974       12,335        7,213
    Interest expense................       453          358        1,122          904
    Depreciation....................       205          140          475          337
    Amortization....................       237          111          563          277
    Administrative expenses.........     1,040          662        2,249        1,622
                                      --------     --------     --------     --------
                                        13,577        8,850       29,901       20,797
                                      --------     --------     --------     --------
Income before income taxes..........     2,052        1,131        4,177        2,363
Provision for income taxes..........       822          435        1,608          910
                                      --------     --------     --------     --------
Net income..........................  $  1,230     $    696     $  2,569     $  1,453
                                      ========     ========     ========     ========

Basic earnings per share............  $    .15     $    .16     $    .32     $    .33

Diluted earnings per share..........  $    .14     $    .11     $    .29     $    .24





                        The accompanying notes are an integral
             part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
              -----------------------------------------------

                                                       Five-Month Period
                                                       Ended December 31,
                                                       ------------------
                                                        1998        1997
                                                        ----        ----
                                                     (amounts in thousands)
Cash flows from operating activities:
     Net income.....................................  $  2,569    $  1,453
     Adjustments to reconcile net income to net
       cash flows from operating activities:
     Depreciation and amortization..................     1,038         614
    (Increase) decrease in:
       Service charges receivable...................        10           8
       Inventories..................................    (2,551)       (958)
       Prepaid expenses and other assets............    (1,302)     (1,333)
     Increase (decrease) in:
       Accounts payable and accrued expenses........       773           8
       Income taxes payable.........................       985         654
                                                      --------    --------
         Net cash flows from operating activities...     1,522         446
                                                      --------    --------
Cash flows from investing activities:

     Net increase in receivables....................    (1,130)       (122)
     Purchases of property and equipment............      (997)       (286)
     Acquisition of existing stores.................    (4,734)     (1,494)
                                                      --------    --------
         Net cash flows from investing activities...    (6,861)     (1,902)
                                                      --------    --------
Cash flows from financing activities:
     Proceeds from debt.............................    12,250       2,525
     Repayments of debt.............................    (4,856)       (641)
     Exercise of stock options and warrants.........       821          21
                                                      --------    --------
         Net cash flows from financing activities...     8,215       1,905
                                                      --------    --------
Increase in cash and cash equivalents...............     2,876         449
Cash and cash equivalents at beginning of
  the period........................................     1,582       1,139
                                                      --------    --------
Cash and cash equivalents at end of the period......  $  4,458    $  1,588
                                                      ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest.....................................  $  1,061    $    973
                                                      ========    ========
       Income taxes.................................  $      -    $    258
                                                      ========    ========
Supplemental disclosure of noncash investing and
 financing activities:
     Noncash transactions in connection with
      various acquisitions:
         Fair market value of assets acquired
          and goodwill............................  $ 13,164    $  1,500
             Less issuance of common stock........    (4,622)          -
             Less amounts payable in cash or
              common stock........................    (2,331)          -
             Less issuance of debt................    (1,070)          -
             Less assumption of liabilities and
              costs of acquisition................      (407)         (6)
                                                    --------    --------
         Net cash paid............................  $  4,734    $  1,494
                                                    ========    ========

                    The accompanying notes are an integral
         part of these condensed consolidated financial statements.


                    FIRST CASH FINANCIAL SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
           ------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Effective December 7, 1998, the Company changed its fiscal year from July 31 to December 31. The interim period financial statements for the two and five months ended December 31, 1998 should be read in conjunction with the Company's consolidated financial statements which are included in the Company's July 31, 1998 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended December 31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2 - Revolving Credit Facility
----------------------------------

     The Company currently maintains a $40,000,000 long-term line of credit with its senior commercial lender (the "Credit Facility"). At December 31, 1998, $33,450,000 was outstanding under this Credit Facility and an additional $5,985,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the five months ended December 31, 1998 and as of February 15, 1999.

Note 3 - Business Acquisitions
------------------------------

     During the five months ended December 31, 1998, the Company acquired or opened twenty pawnshops and sixteen check cashing stores. The Company acquired five pawnshops in El Paso, Texas, twelve pawnshops in South Carolina, and eleven check cashing stores in Chicago, Illinois, all of which were new geographic markets for the Company. The remaining pawnshop and check cashing additions were in regions where the Company already operated. These acquisitions and openings brought the Company's total number of stores owned to 133 as of December 31, 1998. The acquisition of eleven check cashing stores in Chicago was made in exchange for the issuance of 430,000 shares of the Company's common stock issued to the seller and valued at $10.75 per share. All remaining acquisitions were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

Note 4 - Earnings Per Share
---------------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                           Two Months Ended        Five Months Ended
                                           ----------------        -----------------
                                      December 31, December 31, December 31, December 31,
                                          1998         1997         1998         1997
                                          ----         ----         ----         ----
Numerator:
    Net income for calculating
     basic earnings per share......... $  1,230     $    696     $  2,569     $  1,453

    Plus interest expense,
     net of taxes, relating to
     convertible debentures...........        -           79            -          200
                                       --------     --------     --------     --------
    Net income for calculating
     diluted earnings per share....... $  1,230     $    775     $  2,569     $  1,653
                                       ========     ========     ========     ========

Denominator:
    Weighted-average common
     shares for calculating basic
     earnings per share...............    8,274        4,466        8,030        4,463

    Effect of dilutive securities:
       Stock options and warrants.....      557          977          667          908
       Contingently issuable shares
        due to acquisitions...........      167            -           71            -
       Convertible debentures.........        -        1,402            -        1,402
                                       --------     --------     --------     --------
    Weighted-average common
     shares for calculating diluted
     earnings per share...............    8,998        6,845        8,768        6,773
                                       ========     ========     ========     ========

Basic earnings per share.............. $    .15     $    .16     $    .32     $    .33

Diluted earnings per share............ $    .14     $    .11     $    .29     $    .24

Note 5 - Warrant Exercises
--------------------------

     During the five months ending December 31, 1998, the Company issued 325,000 shares of common stock relating to the exercise of outstanding stock warrants and options for an aggregate exercise price of $2,000,000 (including income tax benefit).



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

     Revenues at the Company's check cashing stores are derived primarily from check cashing fees, fees on payday advances, and fees from the sale of money orders and wire transfers. Payday advances have a term of thirty days or less, and carry a 15% service charge in both California and Washington, and a 10% service charge in Illinois. The Company recognizes service charge income on payday advances at the inception of the advance. Bad debts on payday advances are charged to operating expense in the month that the items are returned by the bank, and are credited to operating expense in the period the items are subsequently collected.

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

RESULTS OF OPERATIONS
---------------------

Five months ended December 31, 1998 compared to five months ended December 31, 1997
------------------------------------------------------------------------------

     Total revenues increased 47% to $34,078,000 for the five months ended December 31, 1998 (the "Five-Month 1998 Period") as compared to $23,160,000 for the five months ended December 31, 1997 (the "Five-Month 1997 Period"). Of the $10,918,000 increase in total revenues, $11,565,000 relates to revenues generated by the 75 stores acquired or opened subsequent to August 1, 1997. The remaining decrease of $647,000 relates to the 3% same store revenue decline at the 58 stores which were in operation throughout both the Five-Month 1997 Period and the Five-Month 1998 Period. In addition, 47% of the increase in total revenues, or $5,131,000, was attributable to increased merchandise sales, 43%, or $4,697,000, was attributable to increased service charges, 7%, or $754,000 was attributable of increased check cashing fees, and the remaining increase of $336,000, or 3%, was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 66% to 60%, service charges increased from 33% to 37%, check cashing fees increased from zero to 2%, and other income remained at 1% during both the Five-Month 1997 Period and the Five-Month 1998 Period. Gross profit as a percentage of merchandise sales increased from 32% during the Five-Month 1997 Period to 36% during the Five-Month 1998 Period.

     The aggregate receivables balance (pawn loans plus payday advances) increased 52% from $13,444,000 at December 31, 1997 to $20,392,000 at December 31, 1998. Of the $6,948,000 increase, $6,213,000 was attributable to the addition of 67 stores since December 31, 1997. The remaining increase of $735,000 was due to the 6% increase in same-store receivable balances at the 66 stores in operation at both December 31, 1997 and December 31, 1998. The annualized yield on the average aggregate receivable balance was 159% during the Five-Month 1998 Period compared to 141% during the Five-Month 1997 Period. The Company's average receivable balance per store decreased from $204,000 as of December 31, 1997 to $153,000 as of December 31, 1998, primarily due to the large number of stores less than a year old as of December 31, 1998.

     Operating expenses increased 71% to $12,335,000 during the Five-Month 1998 Period compared to $7,213,000 during the Five-Month 1997 Period, primarily as a result of the addition of 75 stores subsequent to August 1, 1997. Administrative expenses increased 39% to $2,249,000 during the Five-Month 1998 Period compared to $1,622,000 during the Five-Month 1997 Period, primarily due to the addition of corporate personnel to support the increased number of stores. Interest expense increased to $1,122,000 in the Five-Month 1998 Period compared to $904,000 in the Five-Month 1997 Period as a result of borrowings associated with the Company's acquisitions since August 1, 1997.

     For the Five-Month 1998 and 1997 Periods, the Company's tax provisions of 38.5% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

Two months ended December 31, 1998 compared to the two months ended December 31, 1997
--------------------------------------------------------------------------------

     Total revenues increased 57% to $15,629,000 for the two month period ended December 31, 1998 ("the Two-Month 1998 Period") as compared to $9,981,000 for the two month period ended December 31, 1997 ("the Two-Month 1997 Period"). Of the $5,648,000 increase in total revenues, $139,000 relates to the 1% same-store revenue increase at the 64 stores which were in operation throughout both the Two-Month 1997 Period and the Two-Month 1998 Period. The remaining increase of $5,509,000 resulted from revenues generated by 69 stores which were acquired or opened subsequent to November 1, 1997. In addition, 53% or $3,016,000 of the increase in total revenues was attributable to increased merchandise sales, 38% or $2,148,000 was attributable to increased service charges, 6%, or $323,000 was attributable to increased check cashing fees, and the remaining 3%, or $161,000 increase was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 68% to 63%, service charges increased from 31% to 34%, check cashing fees increased from zero to 2%, and other income remained 1% during the Two-Month 1998 Period as compared to the Two-Month 1997 Period. Gross profit as a percentage of merchandise sales increased from 32% during the Two-Month 1997 Period to 36% during the Two-Month 1998 Period.

     The aggregate receivables balance (pawn loans plus payday advances) increased 52% from $13,444,000 at December 31, 1997 to $20,392,000 at December 31, 1998. Of the $6,948,000 increase, $6,213,000 was attributable to the addition of 67 stores since December 31, 1997. The remaining increase of $735,000 was due to the 6% increase in same-store receivable balances at the 66 stores in operation at both December 31, 1997 and December 31, 1998. The annualized yield on the average aggregate receivable balance was 163% during the Two-Month 1998 Period compared to 138% during the Two-Month 1997 Period. The Company's average receivable balance per store decreased from $204,000 as of December 31, 1997 to $153,000 as of December 31, 1998, primarily due to the large number of stores less than a year old as of December 31, 1998.

     Operating expenses increased 80% to $5,342,000 during the Two-Month 1998 Period compared to $2,974,000 during the Two-Month 1997 Period, primarily as a result of the 69 stores added subsequent to November 1, 1997. Administrative expenses increased 57% to $1,040,000 during the Two-Month 1998 Period compared to $662,000 during the Two-Month 1997 Period, primarily due to the addition of corporate personnel to support the increased number of stores. Interest expense increased to $453,000 in the Two-Month 1998 Period compared to $358,000 in the Two-Month 1997 Period, primarily due to borrowings associated with the Company's acquisitions since November 1, 1997.

     For the Two-Month 1998 Period and the Two-Month 1997 Period, the Company's tax provision of 40% and 38%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, and seller-financed indebtedness.

     The Company currently maintains a $40,000,000 long-term line of credit with its senior commercial lender (the "Credit Facility"). At December 31, 1998, $33,450,000 was outstanding under this Credit Facility and an additional $5,985,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the five months ended December 31, 1998 and as of February 15, 1999.

     During the five months ended December 31, 1998, the Company acquired or opened twenty pawnshops and sixteen check cashing stores. The Company acquired five pawnshops in El Paso, Texas, twelve pawnshops in South Carolina, and eleven check cashing stores in Chicago, Illinois, all of which were new geographic markets for the Company. The remaining pawnshop and check cashing additions were in regions where the Company already operated. These acquisitions and openings brought the Company's total number of stores owned to 133 as of December 31, 1998. All acquisitions were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

     As of December 31, 1998, the Company's primary sources of liquidity were $4,458,000 in cash and cash equivalents, $2,707,000 in service charges receivable, $20,392,000 in receivables, $17,403,000 in inventories and $5,985,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of December 31, 1998 of $39,470,000 and a total liabilities to equity ratio of 0.87 to 1. During the Five-Month 1998 Period, the Company received cash proceeds of $821,000 (including income tax benefit) from the issuance of 325,000 shares of common stock relating to the exercise of outstanding stock warrants and options.

     Net cash provided by operating activities for the Company during the Five Month 1998 Period was $1,522,000 as compared with $446,000 during the Five-Month 1997 Period. Net cash used for investing activities during the Five-Month 1998 Period was $6,861,000 as compared with $1,902,000 during the Five-Month 1997 Period. Net cash provided by financing activities of $8,215,000 during the Five-Month 1998 Period compares to net cash provided by financing activities of $1,905,000 during the Five-Month 1997 Period.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of February 15, 1999, except for the Company's letter of intent to acquire 22 check cashing stores in Mississippi, subject to the completion of due diligence procedures by the Company. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between August 1, 1998 and February 15, 1999, the Company has acquired 36 stores in various regions. These acquisitions were financed with proceeds from the Company's Credit Facility, with seller-financed debt, and with the issuance of the Company's common stock.

YEAR 2000 ISSUE
---------------

     The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software might recognize a date using "00" as the Year 1900 instead of the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other events, a temporary inability to process transactions or engage in similar normal business activities. The Year 2000 is a leap year, which may also lead to incorrect calculations, functions or system failure. The Company has established a committee to gather, test, and produce information about the Company's operations systems impacted by the Year 2000 transition. The Company has utilized both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance.

     Management currently believes that the Company has acquired all of the hardware and software necessary to be able to bring the Company's own internally developed point-of-sale operating system into Year 2000 compliance. The Company is currently in the process of installing such hardware and software, and believes that its own point-of-sale system will be fully compliant by the end of August 1999. Although the Company's Year 2000 remediation has not been completed, management currently believes, based on available information, that the completion of these matters will not require any additional material expenditures, and that it will not have a material adverse impact on the Company's financial position or it's results of operations. In addition, the Company has contacted its significant vendors and suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remediate their own Year 2000 issues. While there can be no guarantee that the systems of other companies with which the Company's systems interface will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not require the Company to spend more time or money than anticipated, or even have a material adverse effect on the Company, management currently believes that all of its significant vendors and suppliers have achieved Year 2000 compliance.

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

                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 2.  Changes in securities

     b. In connection with the purchase of three stores in El Paso, Texas on October 20, 1998, the Company has an outstanding payable to the seller in the amount of $320,000. In connection with the purchase of two stores in El Paso, Texas on October 20, 1998, the Company has an outstanding payable to the seller in the amount of $311,000. In connection with the purchase of twelve stores in South Carolina on November 14, 1998, the Company has an outstanding payable to the seller in the amount of $1,700,000. All of the above-referenced amounts due to the sellers in these three acquisitions are payable by the Company one year from the respective dates of acquisition either in cash, or by the issuance of the Company's common stock valued at the average of the closing price of the Company's common stock for the thirty days immediately preceding the respective due date, at the option of the Company.

         In connection with the purchase of eleven stores in Chicago, Illinois in December 1998, the Company issued the seller 430,000 shares of the Company's common stock valued at $10.75 per share as sole consideration for the acquisition.

         During the five months ended December 31, 1998, the Company granted 374,000 stock purchase warrants with a exercise price of $12.00 per share to various employees and directors of the Company.

         During the five months ending December 31, 1998, the Company issued 325,000 shares of common stock relating to the exercise of outstanding stock warrants and options for an aggregate exercise price of $2,000,000
    (including income tax benefit).

         The above-referenced issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and no underwriters were utilized, or sales commissions paid, in these transaction.


ITEM 4.  Submission of matters to a vote of security holders

         On January 14, 1999, the Company held its annual meeting of stockholders and its stockholders voted for (or ratified) the following proxy proposals as a result of a majority of the Company's outstanding capital stock voting in favor of the proposals. The proposals ratified at the January 14, 1999 annual stockholders' meeting are as follows:

     1. The stockholders re-elected Phillip E. Powell as a director of First Cash Financial Services, Inc.

     2. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the five months ending December 31, 1998 and for the year ending December 31, 1999.

     3. The stockholders ratified the change in the Company's name from "First Cash, Inc." to "First Cash Financial Services, Inc."

     4.  The stockholders ratified the 1999 Stock Option Plan.


ITEM 6.  Exhibits and reports on Form 8-K

         a.  Exhibits

             27.0 Financial Data Schedules (Edgar version only).

         b. On December 11, 1998, the Company filed a Form 8-K to report a change in the Company's fiscal year-end from July 31 to December
             31. On January 20, 1999, the Company filed a Form 8-K to report a change in the Company's name from "First Cash, Inc." to "First Cash Financial Services, Inc."


                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 15, 1999            FIRST CASH FINANCIAL SERVICES, INC.
                                     -----------------------------------
                                    (Registrant)

/s/ Phillip E. Powell                /s/ Rick L. Wessel
---------------------                ----------------------
Phillip E. Powell                    Rick L. Wessel
Chairman of the Board and            Chief Accounting Officer
Chief Executive Officer