Form 10-Q
period 1999-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 1999-05-14
CIK 840489

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended                    Commission File Number:
         March 31, 1999                               0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
           (Exact name of registrant as specified in its charter)


              Delaware                              75-2237318
      (State of Incorporation)                   (IRS Employers
                                              Identification Number
      690 East Lamar, Suite 400
           Arlington, Texas                           76011
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

As of May 14, 1999, there were 8,624,034 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.



Part I.  Financial Information
Item 1.  Financial Statements

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                                                         March 31,  December 31,
                                                           1999         1998
                                                           ----         ----
                                                        (unaudited)  (unaudited)
                                                         (in thousands, except
                                                              share data)
                       ASSETS
Cash and cash equivalents............................   $  4,401      $  4,458
Service charges receivable...........................      2,509         2,707
Receivables..........................................     18,765        20,392
Inventories..........................................     17,584        17,403
Income taxes receivable..............................        386         1,471
Prepaid expenses and other current assets............      3,102         2,908
                                                        --------      --------
     Total current assets............................     46,747        49,339
Property and equipment, net..........................      9,568         9,146
Intangible assets, net...............................     54,709        54,494
Other................................................        354           346
                                                        --------      --------
                                                        $111,378      $113,325
                                                        ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
 notes payable.......................................   $  2,135      $  2,177
Accounts payable and accrued expenses................      6,684         6,752
Income taxes payable.................................        905           989
                                                        --------      --------
     Total current liabilities.......................      9,724         9,918
Revolving credit facility............................     29,700        33,450
Long-term debt and notes payable, net of
 current portion.....................................      6,286         6,283
Deferred income taxes................................      3,116         2,966
                                                        --------      --------
                                                          48,826        52,617
                                                        --------      --------
Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding......................................          -             -
   Common stock; $.01 par value; 20,000,000 shares
    authorized; 9,094,993 and 9,089,305 shares
    issued, respectively; 8,624,034 and 8,618,346
    shares outstanding, respectively.................         91            91
   Additional paid-in capital........................     49,032        49,026
   Retained earnings.................................     15,694        13,856
   Common stock held in treasury, at cost,
    470,959 shares...................................     (2,265)       (2,265)
                                                        --------      --------
                                                          62,552        60,708
                                                        --------      --------
                                                        $111,378      $113,325
                                                        ========      ========

                  The accompanying notes are an integral
        part of these condensed consolidated financial statements.





                      FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                                                    Three Months Ended March 31,
                                                          1999         1998
                                                          ----         ----
                                                       (unaudited)  (unaudited)
                                                     (in thousands, except per
                                                            share amounts)
Revenues:
     Merchandise sales...............................  $ 13,755     $  9,625
     Service charges.................................     8,959        4,805
     Check cashing fees..............................       561            -
     Other...........................................       531          115
                                                       --------     --------
                                                         23,806       14,545
                                                       --------     --------
Cost of goods sold and expenses:
     Cost of goods sold..............................     9,116        6,532
     Operating expenses..............................     9,019        4,516
     Interest expense................................       580          499
     Depreciation....................................       341          221
     Amortization....................................       370          172
     Administrative expenses.........................     1,391        1,005
                                                       --------     --------
                                                         20,817       12,945
                                                       --------     --------
Income before income taxes...........................     2,989        1,600
Provision for income taxes...........................     1,151          594
                                                       --------     --------
Net income...........................................  $  1,838     $  1,006
                                                       ========     ========

Basic earnings per share.............................  $    .21     $    .23

Diluted earnings per share...........................  $    .20     $    .17

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.



                     FIRST CASH FINANCIAL SERVICES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------

                                                    Three Months Ended March 31,
                                                          1999        1998
                                                          ----        ----
                                                       (unaudited) (unaudited)
                                                           (in thousands)
Cash flows from operating activities:
  Net income........................................   $  1,838     $  1,006
  Adjustments to reconcile net income to net
   cash used for operating activities:
      Depreciation and amortization.................        711          393
  Changes in operating assets and liabilities,
   net of effect of purchases of existing stores:
      Service charges receivable....................        231          206
      Inventories...................................        (28)         522
      Prepaid expenses and other assets.............        883         (846)
      Accounts payable and accrued expenses.........        (76)          53
      Current and deferred income taxes.............         66          334
                                                       --------     --------
        Net cash flows from operating  activities...      3,625        1,668
                                                       --------     --------
Cash flows from investing activities:
  Net decrease in receivables.......................      1,818        1,326
  Purchases of property and equipment...............       (762)        (267)
  Acquisition of existing stores....................       (432)      (2,772)
                                                       --------     --------
        Net cash flows from investing activities....        624       (1,713)
                                                       --------     --------
Cash flows from financing activities:
  Proceeds from debt................................      1,650        2,554
  Repayments of debt................................     (5,962)      (3,114)
  Registration fees.................................        (13)           -
  Proceeds from exercise of stock options...........         19            4
                                                       --------     --------
        Net cash flows from financing activities....     (4,306)        (556)
                                                       --------     --------
Decrease in cash and cash equivalents...............        (57)        (601)
Cash and cash equivalents at beginning of
 the period.........................................      4,458        1,588
                                                       --------     --------
Cash and cash equivalents at end of the period......   $  4,401     $    987
                                                       ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest......................................   $    585     $    495
                                                       ========     ========
      Income taxes..................................   $      -     $    260
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

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's July 31, 1998 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 1999 and December 31, 1998 and for the periods ended March 31, 1999 and 1998 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Revolving Credit Facility
----------------------------------

     The Company currently maintains a $40,000,000 long-term line of credit with its senior commercial lender (the "Credit Facility"). At March 31, 1999, $29,700,000 was outstanding under this Credit Facility and an additional $10,300,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5% at March 31, 1999) plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the three months ended March 31, 1999 and as of May 14, 1999.

Note 3 - Business Acquisitions
------------------------------

     During the quarter ended March 31, 1999, the Company acquired two pawnshops in El Paso, Texas. These acquisitions brought the Company's total number of stores owned to 135 as of March 31, 1999. All acquisitions during the quarter were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

Note 4 - Earnings Per Share
---------------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                 Three Months Ended
                                                 ------------------
                                               March 31,     March 31,
                                                 1999          1998
                                                 ----          ----
Numerator:
     Net income for calculating
      basic earnings per share                $  1,838       $  1,006

     Plus interest expense,
      net of taxes, relating to
      convertible debentures                         -            118
                                              --------       --------
     Net income for calculating
      diluted earnings per share              $  1,838       $  1,124
                                              ========       ========

Denominator:
     Weighted-average common
      shares for calculating basic
      earnings per share                         8,619          4,467

     Effect of dilutive securities:
       Stock options and warrants                  557            906
       Contingently issuable shares
        due to acquisitions                        198              -
       Convertible debentures                        -          1,402
                                              --------       --------
     Weighted-average common
      shares for calculating diluted
      earnings per share                         9,374          6,775
                                              ========       ========

Basic earnings per share                      $    .21       $    .23
Diluted earnings per share                    $    .20       $    .17

Note 5 - Stock Option and Warrant Exercises
-------------------------------------------

     During the three months ending March 31, 1999, the Company issued 4,000 shares of common stock relating to the exercise of outstanding stock options for aggregate exercise proceeds of $19,000.


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

     Although the Company has had significant increases in revenues due primarily to acquisitions and secondarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, advertising, property taxes, licenses, supplies, security and net returned checks. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder related expenses.

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 1999 compared to the three months ended March 31, 1998

     Total revenues increased 64% to $23,806,000 for the three months ended March 31, 1999 ("the First Quarter of 1999") as compared to $14,545,000 for the three months ended March 31, 1998 ("the First Quarter of 1998"). Of the $9,261,000 increase in total revenues, $8,453,000 relates to revenues generated by the 69 stores acquired or opened subsequent to January 1, 1998. The remaining increase of $808,000 relates to the 6% same store revenue increase at the 66 stores which were in operation during all of the First Quarter of 1998 and the First Quarter of 1999. Of the $9,261,000 increase in total revenues, 45%, or $4,130,000 was attributable to increased merchandise sales, 45%, or $4,154,000 was attributable to increased service charges, 6%, or $561,000 was attributable to increased check cashing fees, and the remaining increase of $416,000 was attributable to an increase in other income. As a percentage of total revenues, merchandise sales decreased from 66% to 58%, service charges increased from 33% to 38%, check cashing fees increased from zero to 2%, and other income increased from 1% to 2% during the First Quarter of 1999 as compared to the First Quarter of 1998. The gross profit as a percentage of merchandise sales increased to 34% during the First Quarter of 1999 compared to 32% during the First Quarter of 1998.

     The aggregate receivables balance (pawn loans plus payday advances) increased 52% from $12,316,000 as of March 31, 1998 to $18,765,000 as of March 31, 1999. Of the $6,449,000 increase, $6,173,000 was attributable to the addition of 67 stores acquired subsequent to March 31, 1998. The remaining increase was attributable to increases in aggregate loan balances of $276,000 at the 68 stores in operation at both March 31, 1998 and March 31, 1999.

     Operating expenses increased 100% to $9,019,000 during the First Quarter of 1999 compared to $4,516,000 during the First Quarter of 1998, primarily as a result of the addition of the 69 stores subsequent to January 1, 1998. Administrative expenses increased 38% to $1,391,000 during the First Quarter of 1999 compared to $1,005,000 during the First Quarter of 1998, primarily due to the addition of supervisory staff and other overhead related to the above mentioned 69 stores acquired. Interest expense increased 16% from $499,000 in the First Quarter of 1998 to $580,000 in the First Quarter of 1999, primarily due to the overall higher level of debt relating to recent store acquisitions.

     For the First Quarter of 1999 and the First Quarter of 1998, the Company's tax provisions of 39% and 37%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, and seller-financed indebtedness

     The Company currently maintains a $40,000,000 long-term line of credit with its senior commercial lender (the "Credit Facility"). At March 31, 1999, $29,700,000 was outstanding under this Credit Facility and an additional $10,300,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5% at March 31, 1999) plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the three months ended March 31, 1999 and as of May 14, 1999.

     During the quarter ended March 31, 1999, the Company acquired two pawnshops in El Paso, Texas. These acquisitions brought the Company's total number of stores owned to 135 as of March 31, 1999. These acquisitions were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

     As of March 31, 1999, the Company's primary sources of liquidity were $4,401,000 in cash and cash equivalents, $2,509,000 in service charges receivable, $18,765,000 in receivables, $17,584,000 in inventories and $10,300,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of March 31, 1999 of $37,023,000 and a total liabilities to equity ratio of 0.78 to 1. During the First Quarter of 1999, the Company received proceeds of $19,000 from the issuance of 4,000 shares of common stock relating to the exercise of outstanding common stock options.

     Net cash provided by operating activities for the Company during the First Quarter of 1999 was $3,625,000 as compared with $1,668,000 provided by operating activities during the First Quarter of 1998. Net cash provided by investing activities during the First Quarter of 1999 was $624,000 as compared with $1,713,000 used for investing activities during the First Quarter of 1998. Net cash used for financing activities of $4,306,000 during the First Quarter of 1999 compares to net cash used for financing activities of $556,000 during the First Quarter of 1998.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of May 14, 1999. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between April 1, 1999 and May 14, 1999, the Company opened one new check cashing store in Oregon. All store openings and acquisitions during and after the quarter ended March 31, 1999 were financed with proceeds from the Company's Credit Facility and with seller financed debt.

     The Company plans to open its first pawnshop in Mexico in May 1999, and anticipates opening three additional pawnshops in Mexico by the end of August 1999. Additional locations in Mexico may be added in the future. The Company has also invested significant capital and internal resources between January 1, 1999 and May 14, 1999 in an effort to upgrade and improve its internet website, "firstcash.com", including adding pictures of all inventory available for sale. The Company anticipates that this project will be completed by the end of June 1999.

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

     Management currently believes that the Company has acquired all of the hardware and software necessary to be able to bring the Company's own internally developed point-of-sale operating system into Year 2000 compliance. Through March 31, 1999, the Company has incurred costs of approximately $20,000 to acquire the necessary hardware and software for its Year 2000 remediation. The Company is currently in the process of installing such hardware and software, and believes that its own point-of-sale system will be fully compliant by the end of August 1999. The Company's contingency plan in the event of a widespread Year 2000 failure includes operating the Company's stores on a manual, non computerized basis.

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

FORWARD-LOOKING INFORMATION
---------------------------

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


                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 2.  Changes in securities

     b. During the three months ending March 31, 1999, the Company issued 4,000 shares of common stock relating to the exercise of outstanding stock
     options for an aggregate	exercise price of $19,000.

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


Dated:  May 14, 1999                FIRST CASH FINANCIAL SERVICES, INC.
                                    -----------------------------------
                                    (Registrant)


Phillip E. Powell                   Rick L. Wessel
----------------------              ------------------------
Phillip E. Powell                   Rick L. Wessel
Chairman of the Board and           Chief Accounting Officer
Chief Executive Officer