Form 10-Q
period 1999-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 1999-08-12
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended                    Commission File Number:
        June 30, 1999                                0-19133



                      FIRST CASH FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                            75-2237318
       (State of Incorporation)                 (IRS Employers
                                             Identification Number)
       690 East Lamar, Suite 400
           Arlington, Texas                           76011
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

As of August 12, 1999, there were 8,631,034 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.




Part I.  Financial Information
Item 1.  Financial Statements

                    FIRST CASH FINANCIAL SERVICES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------

                                                     June 30,  December 31,
                                                       1999        1998
                                                       ----        ----
                                               (unaudited, amounts in thousands)
                     ASSETS
Cash and cash equivalents.........................  $  5,466     $  4,458
Service charges receivable........................     2,875        2,707
Receivables.......................................    21,490       20,392
Inventories.......................................    18,321       17,403
Income taxes receivable...........................       386        1,471
Prepaid expenses and other current assets.........     5,008        2,908
                                                    --------     --------
     Total current assets.........................    53,546       49,339
Property and equipment, net.......................     9,826        9,146
Intangible assets, net............................    54,427       54,494
Other.............................................       423          346
                                                    --------     --------
                                                    $118,222     $113,325
                                                    ========     ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
 notes payable....................................  $  2,135     $  2,177
Accounts payable and accrued expenses.............     6,681        6,752
Income taxes payable..............................       846          989
                                                    --------     --------
     Total current liabilities....................     9,662        9,918
Revolving credit facility.........................    35,900       33,450
Long-term debt and notes payable, net of
 current portion..................................     5,379        6,283
Deferred income taxes.............................     3,266        2,966
                                                    --------     --------
                                                      54,207       52,617
                                                    --------     --------
Stockholders' equity:
     Preferred stock; $.01 par value; 10,000,000
      shares authorized; no shares issued or
      outstanding.................................         -            -
     Common stock; $.01 par value; 20,000,000
      shares authorized; 9,094,993 and 9,089,305
      shares issued, respectively; 8,624,034 and
      8,618,346 shares outstanding, respectively..        91           91
     Additional paid-in capital...................    49,039       49,026
     Retained earnings............................    17,150       13,856
     Common stock held in treasury, at cost,
      470,959 shares..............................    (2,265)      (2,265)
                                                    --------     --------
                                                      64,015       60,708
                                                    --------     --------
                                                    $118,222     $113,325
                                                    ========     ========


                  The accompanying notes are an integral
        part of these condensed consolidated financial statements.



                     FIRST CASH FINANCIAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                -------------------------------------------

                                          Three Months Ended  Six Months Ended
                                          June 30,  June 30, June 30, June 30,
                                            1999     1998      1999     1998
                                            ----     ----      ----     ----
                                          (unaudited, in thousands, except per
                                                      share amounts)

Revenues:
     Merchandise sales................. $ 12,173  $  9,535  $ 25,928  $ 19,160
     Service charges...................    9,298     5,482    18,257    10,287
     Check cashing fees................      548       122     1,109       122
     Other.............................      501        87     1,032       202
                                        --------  --------  --------  --------
                                          22,520    15,226    46,326    29,771
                                        --------  --------  --------  --------
Cost of goods sold and expenses:
     Cost of goods sold................    8,223     6,240    17,339    12,772
     Operating expenses................    9,291     5,545    18,310    10,061
     Interest expense..................      604       519     1,184     1,018
     Depreciation......................      375       274       716       495
     Amortization......................      374       225       744       397
     Administrative expenses...........    1,367     1,110     2,758     2,115
                                        --------  --------  --------  --------
                                          20,234    13,913    41,051    26,858
                                        --------  --------  --------  --------
Income before income taxes.............    2,286     1,313     5,275     2,913
Provision for income taxes.............      830       470     1,981     1,064
                                        --------  --------  --------  --------
Net income............................. $  1,456  $    843  $  3,294  $  1,849
                                        ========  ========  ========  ========

Basic earnings per share............... $   0.17  $   0.14  $   0.38  $   0.36

Diluted earnings per share............. $   0.16  $   0.12  $   0.35  $   0.28



                   The accompanying notes are an integral
          part of these condensed consolidated financial statements.






                      FIRST CASH FINANCIAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                       Six-Month Period
                                                        Ended June 30,
                                                        --------------
                                                        1999      1998
                                                        ----      ----
                                                   (unaudited, in thousands)
Cash flows from operating activities:
   Net income......................................  $  3,294   $  1,849
   Adjustments to reconcile net income to net
    cash flows from operating activities:
       Depreciation and amortization...............     1,460        892
  (Increase) decrease in:
       Service charges receivable..................      (134)      (114)
       Inventories.................................      (765)      (139)
       Prepaid expenses and other assets...........    (1,092)      (531)
   Increase (decrease) in:
       Accounts payable and accrued expenses.......       (79)     4,495
       Income taxes payable........................       157        216
                                                     --------   --------
         Net cash flows from operating activities..     2,841      6,668
                                                     --------   --------
Cash flows from investing activities:
   Net increase in receivables.....................      (907)      (335)
   Purchases of property and equipment.............    (1,396)      (632)
   Acquisition of existing stores..................      (524)    (9,845)
                                                     --------   --------
         Net cash flows from investing activities..    (2,827)   (10,812)
                                                     --------   --------
Cash flows from financing activities:
   Proceeds from debt..............................     9,700      5,411
   Repayments of debt..............................    (8,719)    (4,926)
   Registration fees...............................       (13)         -
   Proceeds from exercise of stock options.........        26      4,289
                                                     --------   --------
         Net cash flows from financing activities..       994      4,774
                                                     --------   --------
Increase in cash and cash equivalents..............     1,008        630
Cash and cash equivalents at beginning of
 the period........................................     4,458      1,588
                                                     --------   --------
Cash and cash equivalents at end of the period.....  $  5,466   $  2,218
                                                     ========   ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest.................................  $  1,293   $    985
                                                     ========   ========
          Income taxes.............................  $    739   $    849
                                                     ========   ========



                   The accompanying notes are an integral
         part of these condensed consolidated financial statements.



                     FIRST CASH FINANCIAL SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
            ----------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's July 31, 1998 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 1999 and December 31, 1998 and for the periods ended June 30, 1999 and 1998 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Revolving Credit Facility
----------------------------------

     The Company currently maintains a $40,000,000 long-term line of credit with its senior commercial lender (the "Credit Facility"). At June 30, 1999, $35,900,000 was outstanding under this Credit Facility and an additional $4,100,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.2% at June 30, 1999) plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the six months ended June 30, 1999 and as of August 12, 1999.

Note 3 - Business Acquisitions
------------------------------

     During the six months ended June 30, 1999, the Company acquired two pawnshops in El Paso, Texas, and opened a start-up check cashing store in Oregon. These acquisitions and openings brought the Company's total number of stores owned to 136 as of June 30, 1999. All acquisitions during the six months ended June 30, 1999 were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

Note 4 - Earnings Per Share
---------------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three Months Ended  Six Months Ended
                                          ------------------  -----------------
                                          June 30,  June 30,  June 30,  June 30,
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
Numerator:

   Net income for calculating
    basic earnings per share              $  1,456  $    843  $  3,294  $  1,849

   Plus interest expense,
    net of taxes, relating to
    convertible debentures                       -        77         -       195
                                          --------  --------  --------  --------
   Net income for calculating
    diluted earnings per share            $  1,456  $    920  $  3,294  $  2,044
                                          ========  ========  ========  ========
Denominator:

   Weighted-average common
    shares for calculating basic
    earnings per share                       8,624     5,886     8,621     5,176

   Effect of dilutive securities:
      Stock options and warrants               474       906       516       907
      Contingently issuable shares
       due to acquisitions                     227         -       212         -
      Convertible debentures                     -       912         -     1,157
                                          --------  --------  --------  --------
   Weighted-average common
    shares for calculating diluted
    earnings per share                       9,325     7,704     9,349     7,240
                                          ========  ========  ========  ========

Basic earnings per share                  $    .17  $    .14  $    .38  $    .36
Diluted earnings per share                $    .16  $    .12  $    .35  $    .28

Note 5 - Subsequent Events
--------------------------

     The Company opened one store in Reynosa, Mexico on July 9, 1999, which was the Company's initial entry into the Mexico market. As of August 12, 1999 the Company is in various phases of construction on two other locations in Mexico which should open by mid- September 1999.

     On July 22, 1999, the Company entered a joint venture with SSF, Ltd. to offer consumer financial services in convenience stores. Initially, the joint venture will open kiosks to provide these services in a group of 180 convenience stores in Texas and Oklahoma. First Cash Financial Services, Inc. is an equal partner with SSF, Ltd., and will share equally in the joint venture's profits and losses.



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

     Revenues at the Company's check cashing stores are derived primarily from check cashing fees, fees on payday advances, and fees from the sale of money orders and wire transfers. Payday advances have a term of thirty days or less, and carry a 15% service charge in California, Oregon and Washington, and a 10% service charge in Illinois. The Company recognizes service charge income on payday advances at the inception of the advance. Bad debts on payday advances are charged to operating expense in the month that the items are returned by the bank, and are credited to operating expense in the period the items are subsequently collected.

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

RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 1999 compared to six months ended June 30, 1998
-------------------------------------------------------------------------

     Total revenues increased 56% to $46,326,000 for the six months ended June 30, 1999 (the "Six-Month 1999 Period") as compared to $29,771,000 for the six months ended June 30, 1998 (the "Six-Month 1998 Period"). Of the $16,555,000 increase in total revenues, $1,280,000 relates to 5% same store increase at the 66 stores which were in operation throughout both the Six-Month 1998 Period and the Six-Month 1999 Period. The remaining increase of $15,275,000 resulted from revenues generated by 70 stores which were acquired or opened subsequent to January 1, 1998. In addition, 41% of the increase in total revenues, or $6,768,000, was attributable to increased merchandise sales, 48%, or $7,970,000, was attributable to increased service charges, 6%, or $987,000 was attributable to increased check cashing fees, and the remaining increase of $830,000, or 5%, was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 64% to 56% during the Six-Month 1999 Period compared to the Six-Month 1998 Period, while service charges increased from 35% to 39%. Check cashing fees and other income increased from a combined 1% of total revenues in the Six-Month 1998 Period to a combined 5% in the Six Month 1999 Period. The gross profit as a percentage of merchandise sales was 33% during both the Six-Month 1998 Period and the Six-Month 1999 Period.

     The aggregate receivables balance increased 31% from $16,406,000 at June 30, 1998 to $21,490,000 at June 30, 1999. Of the $5,084,000 increase,
$3,422,000 was attributable to the addition of 41 stores since July 1, 1998. The remaining increase of $1,662,000 was due to the 10% increase in same-store loan balances at the 95 stores in operation at both June 30, 1998 and June 30, 1999. The annualized yield on the average aggregate receivables balance increased from 138% during the Six-Month 1998 Period to 174% during the Six Month 1999 Period.

     Operating expenses increased 82% to $18,310,000 during the Six-Month 1999 Period compared to $10,061,000 during the Six-Month 1998 Period, primarily as a result of the addition of 70 stores subsequent to January 1, 1998, as well as overall higher revenues at the Company's existing stores. Administrative expenses increased 30% to $2,758,000 during the Six-Month 1999 Period compared to $2,115,000 during the Six-Month 1998 Period. Interest expense increased to $1,184,000 in the Six-Month 1999 Period compared to $1,018,000 in the Six-Month 1998 Period.

     For the Six-Month 1999 and 1998 Periods, the Company's tax provisions of 38% and 37%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

     Total revenues increased 48% to $22,520,000 for the three month period ended June 30, 1999 ("the Second Quarter of 1999") as compared to $15,226,000 for the three month period ended June 30, 1998 ("the Second Quarter of 1998"). Of the $7,294,000 increase in total revenues, $780,000 relates to the 6% same store revenue increase at the 77 stores which were in operation throughout both the Second Quarter of 1998 and the Second Quarter of 1999. The remaining increase of $6,514,000 resulted from revenues generated by 59 stores which were opened subsequent to April 1, 1998. In addition, 36% or $2,638,000 of the increase in total revenues was attributable to increased merchandise sales, 52% or $3,816,000 was attributable to increased service charges, 6% or $426,000 was attributable to increased check cashing fees, and the remaining increase of 6%, or $414,000 was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 63% to 54%, and service charges increased from 36% to 41%, during the Second Quarter of 1999 as compared to the Second Quarter of 1998, while check cashing fees and other income increased from a combined 1% of total revenues to a combined 5% during the same periods. The gross profit as a percentage of merchandise sales decreased from 35% during the Second Quarter of 1998 to 32% during the Second Quarter of 1999.

     The aggregate receivables balance increased 31% from $16,406,000 at June 30, 1998 to $21,490,000 at June 30, 1999. Of the $5,084,000 increase,
$3,422,000 was attributable to the addition of 41 stores since July 1, 1998. The remaining increase of $1,662,000 was due to the 10% increase in same-store loan balances at the 95 stores in operation at both June 30, 1998 and June 30, 1999. The annualized yield on the average aggregate receivables balance increased from 153% during the Second Quarter of 1998 to 185% during the Second Quarter of 1999.

     Operating expenses increased 68% to $9,291,000 during the Second Quarter of 1999 compared to $5,545,000 during the Second Quarter of 1998, primarily as a result of the 59 stores added subsequent to April 1, 1998, and higher overall revenues at the Company's existing stores. Administrative expenses increased 23% to $1,367,000 during the Second Quarter of 1999 compared to $1,110,000 during the Second Quarter of 1998. Interest expense increased to $604,000 in the Second Quarter of 1999 compared to $519,000 in the Second Quarter of 1998.

     For the Second Quarters of 1999 and 1998, the Company's tax provisions of 36% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, and seller-financed indebtedness.

     The Company currently maintains a $40,000,000 long-term line of credit with its senior commercial lender (the "Credit Facility"). At June 30, 1999, $35,900,000 was outstanding under this Credit Facility and an additional $4,100,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.2% at June 30, 1999) plus one percent, and matures on November 1, 2000. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the six months ended June 30, 1999 and as of August 12, 1999.

     During the six months ended June 30, 1999, the Company acquired two pawnshops in El Paso, Texas, and opened one check cashing store in Oregon. These acquisitions and openings brought the Company's total number of stores owned to 136 as of June 30, 1999. These acquisitions were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

     As of June 30, 1999, the Company's primary sources of liquidity were $5,466,000 in cash and cash equivalents, $2,875,000 in service charges receivable, $21,490,000 in receivables, $18,321,000 in inventories and $4,100,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of June 30, 1999 of $43,884,000 and a total liabilities to equity ratio of 0.85 to 1. During the six months ended June 30, 1999, the Company received proceeds of $26,000 from the issuance of 5,688 shares of common stock relating to the exercise of outstanding common stock options.

     Net cash provided by operating activities for the Company during the Six Month 1999 Period was $2,841,000 as compared with $6,668,000 provided by operating activities during the Six-Month 1998 Period. Net cash used for investing activities during the Six-Month 1999 Period was $2,827,000 as compared with $10,812,000 used for investing activities during the Six-Month 1998 Period. Net cash provided by for financing activities of $994,000 during the Six-Month 1999 Period compares to net cash provided by financing activities of $4,774,000 during the Six-Month 1998 Period.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of August 12, 1999. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between July 1, 1999 and August 12, 1999, the Company opened one new pawnshop in Mexico. All store openings and acquisitions during and after the six months ended June 30, 1999 were financed with proceeds from the Company's Credit Facility and with seller financed debt.

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

     Management currently believes that the Company has achieved Year 2000 compliance of the hardware and software components of its own internally developed point-of-sale operating system. The costs associated with this Year 2000 remediation project totalled approximately $50,000. The Company's contingency plan in the event of a widespread Year 2000 failure includes operating the Company's stores on a manual, non-computerized basis.

     Management currently believes, based on available information, that it will incur no additional material expenditures related to the Year 2000 Issue, and that it will not have a material adverse impact on the Company's financial position or it's results of operations. In addition, the Company has contacted its significant vendors and suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remediate their own Year 2000 issues. While there can be no guarantee that the systems of other companies with which the Company's systems interface will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not require the Company to spend more time or money than anticipated, or even have a material adverse effect on the Company, management currently believes that all of its significant vendors and suppliers have achieved Year 2000 compliance.

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



                        PART II.  OTHER INFORMATION
                        ---------------------------
ITEM 2.  Changes in securities

         b. During the six months ending June 30, 1999, the Company issued 5,688 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $26,000.

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



Dated:  August 12, 1999             FIRST CASH FINANCIAL SERVICES, INC.
                                    -----------------------------------
                                    (Registrant)



/s/ Phillip E. Powell               /s/ Rick L. Wessel
----------------------------        ------------------------------
Phillip E. Powell                   Rick L. Wessel
Chairman of the Board and           Chief Accounting Officer
Chief Executive Officer