Form 10-Q
period 1999-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 1999-11-12
CIK 840489

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended               Commission File Number:
          September 30, 1999                        0-19133



                     FIRST CASH FINANCIAL SERVICES, INC.
           (Exact name of registrant as specified in its charter)


             Delaware                            75-2237318
    (State of Incorporation)                   (IRS Employers
                                            Identification Number

       690 East Lamar, Suite 400
           Arlington, Texas                        76011
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

As of November 12, 1999, there were 8,849,909 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.



Part I.  Financial Information
Item 1.  Financial Statements

                      FIRST CASH FINANCIAL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                   September 30,  December 31,
                                                        1999          1998
                                                        ----          ----
                                                     (unaudited, in thousands,
                                                        except share data)

                      ASSETS
Cash and cash equivalents.......................     $  7,519       $  4,458
Service charges receivable......................        3,019          2,707
Receivables.....................................       22,970         20,392
Inventories.....................................       20,586         17,403
Income taxes receivable.........................            -          1,471
Prepaid expenses and other current assets.......        6,258          2,908
                                                     --------       --------
     Total current assets.......................       60,352         49,339
Property and equipment, net.....................       10,270          9,146
Intangible assets, net..........................       54,419         54,494
Other...........................................          434            346
                                                     --------       --------
                                                     $125,475       $113,325
                                                     ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
 notes payable..................................     $  2,135       $  2,177
Accounts payable and accrued expenses...........        7,105          6,752
Income taxes payable............................          783            989
                                                     --------       --------
     Total current liabilities..................       10,023          9,918
Revolving credit facility.......................       41,800         33,450
Long-term debt and notes payable, net of
 current portion................................        4,796          6,283
Deferred income taxes...........................        3,416          2,966
                                                     --------       --------
                                                       60,035         52,617
Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
   shares authorized; no shares issued or
   outstanding..................................            -              -
  Common stock; $.01 par value; 20,000,000
   shares authorized; 9,106,993 and 9,089,305
   shares issued, respectively; 8,636,034 and
   8,618,346 shares outstanding, respectively...           91             91
  Additional paid-in capital....................       49,095         49,026
  Retained earnings.............................       18,519         13,856
  Common stock held in treasury, at cost,
   470,959 shares...............................       (2,265)        (2,265)
                                                     --------       --------
                                                       65,440         60,708
                                                     --------       --------
                                                     $125,475       $113,325
                                                     ========       ========

                   The accompanying notes are an integral
          part of these condensed consolidated financial statements.




                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                       --------------------  -------------------
                                          1999       1998       1999       1998
                                          ----       ----       ----       ----
                                            (unaudited, in thousands, except
                                                     per share data)
Revenues:
   Merchandise sales.................  $ 11,879   $ 10,388   $ 37,807   $ 29,547
   Service charges...................    10,532      6,962     28,789     17,249
   Check cashing fees................       530        399      1,639        522
   Other.............................       408        249      1,440        451
                                       --------   --------   --------   --------
                                         23,349     17,998     69,675     47,769
                                       --------   --------   --------   --------
Cost of goods sold and expenses:
   Cost of goods sold................     8,178      6,728     25,517     19,501
   Operating expenses................     9,844      6,893     28,154     16,954
   Interest expense..................       733        564      1,917      1,582
   Depreciation......................       405        264      1,121        759
   Amortization......................       375        325      1,119        721
   Administrative expenses...........     1,512      1,229      4,270      3,344
                                       --------   --------   --------   --------
                                         21,047     16,003     62,098     42,861
                                       --------   --------   --------   --------
Income before income taxes...........     2,302      1,995      7,577      4,908
Provision for income taxes...........       933        739      2,914      1,803
                                       --------   --------   --------   --------
Net income...........................  $  1,369   $  1,256   $  4,663   $  3,105
                                       ========   ========   ========   ========

Basic earnings per share.............  $   0.16   $   0.16   $   0.54   $   0.51

Diluted earnings per share...........  $   0.15   $   0.14   $   0.50   $   0.43




                   The accompanying notes are an integral
          part of these condensed consolidated financial statements.



                      FIRST CASH FINANCIAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                           Nine-Month Period
                                                          Ended September 30,
                                                          -------------------
                                                            1999       1998
                                                            ----       ----
                                                       (unaudited, in thousands)
Cash flows from operating activities:
   Net income.........................................    $  4,663   $  3,105
   Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation and amortization.................       2,240      1,480
   (Increase) decrease in:
        Service charges receivable....................        (270)      (302)
        Inventories...................................      (3,030)    (2,096)
        Prepaid expenses and other assets.............      (1,967)    (1,901)
   Increase (decrease) in:
        Accounts payable and accrued expenses.........         345        (37)
        Income taxes payable..........................         244        533
                                                          --------   --------
          Net cash flows from operating activities....       2,225        782
                                                          --------   --------
Cash flows from investing activities:
   Net increase in receivables........................      (2,303)    (1,741)
   Purchases of property and equipment................      (2,220)    (1,022)
   Acquisition of existing stores.....................      (1,008)   (11,683)
                                                          --------   --------
          Net cash flows from investing activities....      (5,531)   (14,446)
                                                          --------   --------
Cash flows from financing activities:
   Proceeds from debt.................................      15,800     16,830
   Repayments of debt.................................      (9,502)    (8,138)
   Registration fees..................................         (12)         -
   Proceeds from exercise of stock options............          81      6,185
                                                          --------   --------
          Net cash flows from financing activities....       6,367     14,877
                                                          --------   --------
Increase in cash and cash equivalents.................       3,061      1,213
Cash and cash equivalents at beginning of the period..       4,458      1,588
                                                          --------   --------
Cash and cash equivalents at end of the period........    $  7,519   $  2,801
                                                          ========   ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest.......................................    $  1,934   $  1,557
                                                          ========   ========
       Income taxes...................................    $  1,585   $    849
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




                      FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
             ----------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's July 31, 1998 Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 1999 and December 31, 1998 and for the periods ended September 30, 1999 and 1998 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Revolving Credit Facility
----------------------------------

     The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At September 30, 1999, $41,800,000 was outstanding under this Credit Facility and an additional $8,831,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.4% at September 30, 1999) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the nine months ended September 30, 1999 and as of November 12, 1999.

Note 3 - Business Acquisitions
------------------------------

     During the nine months ended September 30, 1999, the Company acquired two pawnshops in El Paso, Texas, and one pawnshop in Virginia. The Company also opened one start-up check cashing store each in Oregon and Washington, one start-up pawnshop in South Carolina, and three start-up pawnshops in Mexico, which is the Company's initial entry into international markets. These acquisitions and openings brought the Company's total number of stores owned to 142 as of September 30, 1999. All acquisitions during the nine months ended September 30, 1999 were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

Note 4 - Earnings Per Share
---------------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                           1999      1998        1999      1998
                                           ----      ----        ----      ----
Numerator:
   Net income for calculating
    basic earnings per share..........   $ 1,369   $ 1,256     $ 4,663   $ 3,105

   Plus interest expense,
    net of taxes, relating to
    convertible debentures............         -         -           -       195
                                         -------   -------     -------   -------
   Net income for calculating
    diluted earnings per share........   $ 1,369   $ 1,256     $ 4,663   $ 3,300
                                         =======   =======     =======   =======

Denominator:

   Weighted-average common
    shares for calculating basic
    earnings per share................     8,630     7,863       8,624     6,072

   Effect of dilutive securities:
      Stock options and warrants......       560       830         530       881
      Contingently issuable
       shares due to acquisitions.....       212         -         214         -
      Convertible debentures..........         -         -           -       771
                                         -------   -------     -------   -------
   Weighted-average common
    shares for calculating diluted
    earnings per share................     9,402     8,693       9,368     7,724
                                         =======   =======     =======   =======

Basic earnings per share..............   $   .16   $   .16     $   .54   $   .51
Diluted earnings per share............   $   .15   $   .14     $   .50   $   .43

Note 5 - New Lines of Business
------------------------------

     During the nine months ended September 30, 1999, the Company entered a joint venture partnership with SSF, Ltd. to offer various consumer financial services, including payday advances, in convenience stores throughout the United States. The joint venture's first transaction is to offer these services in kiosks located inside as many as 420 Circle K, Citgo, Chevron, Exxon and Texaco convenience stores in Texas and Oklahoma. As of November 12, 1999, the joint venture has opened nine such kiosks, all of which are located in South Texas.

     During the nine months ended September 30, 1999, the Company signed an agreement with Utah-based WebBank, a subsidiary of WebFinancial Corporation, which allows the Company to offer WebBank's short-term, unsecured consumer loans throughout the United States. This agreement facilitated the introduction of payday advances in the Company's pawn stores in October 1999, as well as in the joint venture kiosks inside convenience stores.


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

     Revenues at the Company's check cashing stores are derived primarily from check cashing fees, fees on payday advances, and fees from the sale of money orders and wire transfers. Payday advances have a term of thirty-one days or less, and carry a 15% service charge in California, Oregon and Washington, and a 10% service charge in Illinois. The Company recognizes service charge income on payday advances at the inception of the advance. Bad debts on payday advances are charged to operating expense in the month that the items are returned by the bank, and are credited to operating expense in the period the items are subsequently collected.

     Although the Company has had significant increases in revenues due primarily to acquisitions and secondarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. The Company has also made significant investments in projects that are critical to its future earnings growth. Such investments have included a year 2000 remediation program for the Company's store operating hardware and software, as well as a migration of the store operating system to a more sophisticated and powerful hardware infrastructure to facilitate future growth. Further, the Company has made additional investments in its internet retail website, including programming, inventory re-categorization, and digital photography of the Company's inventory. Finally, the Company has made significant investments related to its payday advance strategy, primarily in the areas of computer programming, training of store personnel, and costs related to its agreement with WebBank. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, advertising, property taxes, licenses, supplies, security and net returned checks. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998
--------------------------------------------------------------------------------

     Total revenues increased 46% to $69,675,000 for the nine months ended September 30, 1999 (the "Nine-Month 1999 Period") as compared to $47,769,000 for the nine months ended September 30, 1998 (the "Nine-Month 1998 Period"). Of the $21,906,000 increase in total revenues, $1,300,000 relates to 3% same store increase at the 66 stores which were in operation throughout both the Nine-Month 1998 Period and the Nine-Month 1999 Period. The remaining increase of $20,606,000 resulted from revenues generated by 76 stores which were acquired or opened subsequent to January 1, 1998. In addition, 38% of the increase in total revenues, or $8,260,000, was attributable to increased merchandise sales, 53%, or $11,540,000, was attributable to increased service charges, 5%, or $1,117,000 was attributable to increased check cashing fees, and the remaining increase of $989,000, or 4%, was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 62% to 54% during the Nine-Month 1999 Period compared to the Nine-Month 1998 Period, while service charges increased from 36% to 41%. Check cashing fees and other income increased from a combined 2% of total revenues in the Nine-Month 1998 Period to a combined 5% in the Nine-Month 1999 Period. The gross profit as a percentage of merchandise sales declined from 34% during the Nine-Month 1998 Period to 33% during the Nine-Month 1999 Period.

     The aggregate receivables balance increased 28% from $17,970,000 at September 30, 1998 to $22,970,000 at September 30, 1999. Of the $5,000,000
increase, $3,625,000 was attributable to the addition of 40 stores since October 1, 1998. The remaining increase of $1,375,000 was due to the 8% increase in same-store loan balances at the 102 stores in operation at both September 30, 1998 and September 30, 1999. The annualized yield on the average aggregate receivables balance increased from 146% during the Nine-Month 1998 Period to 177% during the Nine-Month 1999 Period.

     Operating expenses increased 66% to $28,154,000 during the Nine-Month 1999 Period compared to $16,954,000 during the Nine-Month 1998 Period, primarily as a result of the addition of 76 stores subsequent to January 1, 1998, as well as overall higher revenues at the Company's existing stores. Administrative expenses increased 28% to $4,270,000 during the Nine-Month 1999 Period compared to $3,344,000 during the Nine-Month 1998 Period. Interest expense increased to $1,917,000 in the Nine-Month 1999 Period compared to $1,582,000 in the Nine Month 1998 Period.

     For the Nine-Month 1999 and 1998 Periods, the Company's tax provisions of 38% and 37%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

Three months ended September 30, 1999 compared to three months ended
September 30, 1998
------------------------------------------------------------------------------

     Total revenues increased 30% to $23,349,000 for the three month period ended September 30, 1999 ("the Third Quarter of 1999") as compared to $17,998,000 for the three month period ended September 30, 1998 ("the Third Quarter of 1998"). Of the $5,351,000 increase in total revenues, $1,071,000 relates to the 6% same store revenue increase at the 95 stores which were in operation throughout both the Third Quarter of 1998 and the Third Quarter of 1999. The remaining increase of $4,280,000 resulted from revenues generated by 47 stores which were opened subsequent to July 1, 1998. In addition, 28% or $1,491,000 of the increase in total revenues was attributable to increased merchandise sales, 67% or $3,570,000 was attributable to increased service charges, 2% or $131,000 was attributable to increased check cashing fees, and the remaining increase of 3%, or $159,000 was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 58% to 51%, and service charges increased from 39% to 45%, during the Third Quarter of 1999 as compared to the Third Quarter of 1998, while check cashing fees and other income increased from a combined 3% of total revenues to a combined 4% during the same periods. The gross profit as a percentage of merchandise sales decreased from 35% during the Third Quarter of 1998 to 31% during the Third Quarter of 1999.

     The aggregate receivables balance increased 28% from $17,970,000 at September 30, 1998 to $22,970,000 at September 30, 1999. Of the $5,000,000
increase, $3,625,000 was attributable to the addition of 40 stores since October 1, 1998. The remaining increase of $1,375,000 was due to the 8% increase in same-store loan balances at the 102 stores in operation at both September 30, 1998 and September 30, 1999. The annualized yield on the average aggregate receivables balance increased from 162% during the Third Quarter of 1998 to 190% during the Third Quarter of 1999.

     Operating expenses increased 43% to $9,844,000 during the Third Quarter of 1999 compared to $6,893,000 during the Third Quarter of 1998, primarily as a result of the 47 stores added subsequent to July 1, 1998, and higher overall revenues at the Company's existing stores. Administrative expenses increased 23% to $1,512,000 during the Third Quarter of 1999 compared to $1,229,000 during the Third Quarter of 1998. Interest expense increased to $733,000 in the Third Quarter of 1999 compared to $564,000 in the Third Quarter of 1998.

     For the Third Quarters of 1999 and 1998, the Company's tax provisions of 41% and 37%, respectively, of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank borrowings, and seller-financed indebtedness.

The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At September 30, 1999, $41,800,000 was outstanding under this Credit Facility and an additional $8,831,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.4% at September 30, 1999) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the nine months ended September 30, 1999 and as of November 12, 1999.

     During the nine months ended September 30, 1999, the Company acquired two pawnshops in El Paso, Texas, and one pawnshop in Virginia. The Company also opened one start-up check cashing store each in Oregon and Washington, one start-up pawnshop in South Carolina, and three start-up pawnshops in Mexico. These acquisitions and openings brought the Company's total number of stores owned to 142 as of September 30, 1999. All acquisitions during the nine months ended September 30, 1999 were financed primarily with proceeds from the Company's Credit Facility, and seller-financed debt.

     As of September 30, 1999, the Company's primary sources of liquidity were $7,519,000 in cash and cash equivalents, $3,019,000 in service charges receivable, $22,970,000 in receivables, $20,586,000 in inventories and $8,831,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of September 30, 1999 of $50,329,000 and a total liabilities to equity ratio of 0.92 to 1. During the nine months ended September 30, 1999, the Company received proceeds of $82,000 from the issuance of 17,688 shares of common stock relating to the exercise of outstanding common stock options.

     Net cash provided by operating activities for the Company during the Nine Month 1999 Period was $2,225,000 as compared with $782,000 provided by operating activities during the Nine-Month 1998 Period. Net cash used for investing activities during the Nine-Month 1999 Period was $5,531,000 as compared with $14,446,000 used for investing activities during the Nine-Month 1998 Period.
Net cash provided by financing activities of $6,367,000 during the Nine-Month 1999 Period compares to net cash provided by financing activities of $14,877,000 during the Nine-Month 1998 Period.

     The profitability and liquidity of the Company are affected by the amount of loans outstanding, which is controlled in part by the Company's loan decisions. The Company is able to influence the frequency of forfeiture of pawn collateral by increasing or decreasing the amount loaned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated sale value tend to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated sale value of the pledged property can result in an increase in the Company's pawn service charge income. Also larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In each of the Company's last three fiscal years, at least 70% of the pawn amounts loaned were either paid in full or renewed. The Company's renewal policy allows customers to renew pawn loans by repaying all accrued interest on such pawn loans. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of November 12, 1999. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between October 1, 1999 and November 12, 1999, the Company opened one check cashing store in Washington DC, one check cashing store in Oregon, and one pawn store in Mexico. All store openings and acquisitions during and after the nine months ended September 30, 1999 were financed with proceeds from the Company's Credit Facility and with seller-financed debt.

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

     Management currently believes, based on available information, that the Company will incur no additional material expenditures related to the Year 2000 Issue, and that the Year 2000 Issue will not have a material adverse impact on the Company's financial position or it's results of operations. In addition, the Company has contacted its significant vendors and suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remediate their own Year 2000 issues. While there can be no guarantee that the systems of other companies with which the Company's systems interface will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not require the Company to spend more time or money than anticipated, or even have a material adverse effect on the Company, management currently believes that all of its significant vendors and suppliers have achieved Year 2000 compliance.

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


                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 2.  Changes in securities

       b. During the nine months ending September 30, 1999, the Company issued 17,688 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $82,000. Between October 1, 1999 and November 12, 1999, the Company issued 155,000 shares of common stock to retire acquisition-related liabilities of approximately $1,520,000, as well as an additional 58,875 shares of common stock related to the exercise of outstanding stock options for an aggregate exercise price of $272,000.

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

Dated:  November 12, 1999          FIRST CASH FINANCIAL SERVICES, INC.
                                   -----------------------------------
                                   (Registrant)



Phillip E. Powell                     Rick L. Wessel
-------------------------             -------------------------
Phillip E. Powell                     Rick L. Wessel
Chairman of the Board and             Chief Accounting Officer
Chief Executive Officer