Form 10-K
period 1999-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2000-03-31
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                                   ---------

(Mark One)
   x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---   ACT OF 1934
For the year ended December 31, 1999, or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission file number 0-19133


                      FIRST CASH FINANCIAL SERVICES, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                75-2237318
      (state or other jurisdiction of       (IRS Employers Identification No.)
       incorporation or organization)

     690 East Lamar Blvd., Suite 400
            Arlington, Texas                                76011
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code:  (817) 460-3947

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on March 28, 2000 is $25,569,888. As of March 28, 2000, there were 8,849,909 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 29, 2000 is incorporated by reference in Part III, Items 10, 11, 12 and 13.






                      FIRST CASH FINANCIAL SERVICES, INC.
                                   FORM 10-K
                      -----------------------------------

                      For the Year Ended December 31, 1999

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

PART III

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES






                                    PART I

Item 1.  Business
-----------------

General
-------

     First Cash Financial Services, Inc. (the "Company") is the nation's third largest publicly traded pawnshop operator and currently owns 114 pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer loans, lending money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously-owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. The Company's pawn stores also offer short-term, unsecured advances ("payday advances").

     The Company also currently owns 33 check cashing and payday advance stores in California, Washington, Oregon, Illinois and Washington D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and payday advances. The Company also owns Answers, etc., a company which provides computer hardware and software to over 1,900 third party check cashing and payday advance operators throughout the country, as well as ongoing technical support. In addition, the Company is a 50% partner in Cash & Go, Ltd., a joint venture which owns financial services kiosks located inside convenience stores. For the fiscal year ended December 31, 1999, the Company's revenues were derived 54% from retail activities, 42% from lending activities, and 4% from other sources, including check-cashing fees.

     Management believes the pawnshop industry is highly fragmented with approximately 15,000 stores in the United States and is in the early stages of achieving greater efficiencies through consolidation. The five publicly traded pawnshop companies operate less than 7% of the total pawnshops in the United States. Management believes significant economies of scale, increased operating efficiencies, and revenue growth are achievable by increasing the number of stores under operation and introducing modern merchandising techniques, point of-sale systems, improved inventory management and store remodeling. The Company's objectives are to increase consumer loans and retail sales through new store openings and to enhance operating efficiencies and productivity. In addition, management believes that revenues and operating income of its existing pawn stores can be enhanced by continuing to add consumer financial services, such as payday advances, which will attract new customers to its pawn stores, and provide a broader array of services to its existing customer base. During the year ended December 31, 1999, the five months ended December 31, 1998, and the years ended July 31, 1998 and July 31, 1997, the Company added 10, 20, 29 and 7 pawn stores to its network, respectively.

     The Company made its initial entry into the check cashing and payday advance business during the twelve months ended July 31, 1998, with the purchase of 11 stores in California and Washington. Management estimates there are approximately 7,000 such check cashing and payday advance locations throughout the United States. This industry is experiencing very rapid growth and the Company is currently positioning itself to take maximum advantage of the growth in this industry as both a store-front operator, and as a service-provider to third-party operators via its wholly-owned software company, Answers, etc. During the year ended December 31, 1999, the five months ended December 31, 1998, and the year ended July 31, 1998, the Company added 4, 16 and 11 check cashing and payday advance stores to its network, respectively.

     The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly owned subsidiaries, American Loan & Jewelry, Inc., Famous Pawn, Inc., JB Pawn, Inc., Miraglia, Inc., One Iron Ventures, Inc., Capital Pawnbrokers, Inc., Silver Hill Pawn, Inc., Elegant Floors, Inc. and First Cash, S.A. De C.V. The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817)460-3947.

Industry
--------

     The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops being in the Southeast and Southwest.
The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest development of pawnshops. The Company believes that the majority of pawnshops are owned by individuals operating one to three locations. Management further believes that the highly fragmented nature of the industry is due in part to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

     In recent years, several pawn operators have begun to develop multi-unit chains through acquisitions and new store openings. As of March 28, 2000, the five publicly traded pawnshop companies operated approximately 940 stores in the United States. Accordingly, management believes that the industry is in the early stages of consolidation.

     The check cashing and payday advance industry is a relatively new industry, and management estimates that there are approximately 7,000 check cashing and payday advance locations throughout the United States. Some states have enacted formal check cashing laws which regulate the amount of fees that operators may charge for cashing checks, and in some cases states have regulated the amount of service charges that may be charged on small consumer advances, commonly referred to as "payday advances". Management believes that at least half of the check cashing locations in the United States are operated by individuals owning from one to ten locations. Management further believes that this fragmented nature of the industry is due among other factors to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

Business Strategy
-----------------

     The Company's primary business plan is to significantly expand its payday advance operations by opening new stores in Texas and other states, by accelerating growth of its joint venture, Cash & Go, Ltd, which operates payday advance and check cashing kiosks inside convenience stores, and by expanding its
payday advance operations in its existing pawn stores.   The Company also plans
to expand operations of its computer software subsidiary, Answers, etc., by offering off-site data processing and storage to its existing customer base, and by facilitating the introduction of payday advances to this same customer base. Secondarily, the Company also plans to open new pawn stores in selective markets, including Mexico, and to selectively acquire check cashing and payday advance stores.

New Store Openings

     The Company has opened 18 new pawn stores and seven new check cashing/payday advance stores since its inception and currently intends to open additional pawn and check cashing/payday advance stores in locations where management believes appropriate demand and other favorable conditions exist. In addition, the Company's joint venture, Cash & Go, Ltd., has opened 17 financial services kiosks inside convenience stores since its inception in August 1999. Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be ready for business within six weeks. The investment required to open a new pawn store includes inventory, funds available for pawn loans, store fixtures, security systems, computer equipment, and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company' experience that between $200,000 and $300,000 is required to fund a new pawn store for the first six months of operation. Because existing pawn stores already have an established customer base, loan portfolio, and retail-sales business, acquisitions generally contribute more quickly to revenues than do start-up stores. The Company estimates that approximately $100,000 to $150,000 is required to fund a new check cashing/payday advance store for the first six months of operation, which includes investments for leasehold improvements, equipment, store operating cash, and start-up losses.

Acquisitions

     Because of the highly fragmented nature of both the pawn industry and the check cashing/payday advance industry, as well as the availability of "mom & pop" sole proprietor pawnshops willing to sell their stores, the Company believes that acquisition opportunities as well as favorable new store locations exist.

     The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual loan transactions, outstanding loan balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of check cashing/payday advance stores include the annual volume of transactions, location and condition of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's payday advance product.

Store Clusters

     Whether acquiring an existing store or opening a new store, the Company seeks to establish clusters of several stores in a specific geographic area in order to achieve certain economies of scale relative to supervision, purchasing and marketing. In Texas, such clusters have been established in the Dallas/Fort Worth metroplex, the Rio Grande Valley area, the Corpus Christi area and the El Paso area. Store clusters have also been established in the St. Louis, Missouri area, the Oklahoma City, Oklahoma area, in Washington D.C. and its surrounding Maryland suburbs, in Baltimore, Maryland, in Northern California, in the Chicago, Illinois area, in South Carolina, and in the Pacific Northwest. The Company currently plans to continue its expansion in existing markets in Texas, Northern California, the Pacific Northwest and Mexico, and to enter new markets in other states with favorable demographics and regulatory environments.

Enhance Productivity of Existing and Acquired Stores

     The primary factors affecting the profitability of the Company's existing store base are the level of loans outstanding, the volume of retail sales and gross profit on retail sales, the volume of check cashing and related consumer financial services, and the control of store expenses. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores from traditional pawn and check cashing/payday advance stores and to make customers feel more comfortable. In addition to well-lit parking facilities, several of the stores' exteriors display an attractive and distinctive awning similar to those used by contemporary convenience and video rental stores. The Company also has upgraded or refurbished the interior of certain of its stores and improved merchandise presentation by categorizing items into departments, improving the lighting and installing better in-store signage.

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

Pawn Lending Activities
-----------------------

     The Company's pawn stores loan money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of jewelry, electronic equipment, tools, sporting goods and musical equipment. The pledged goods provide security to the Company for the repayment of the loan, as pawn loans cannot be made with personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. The Company contracts for a pawn service charge in lieu of interest to compensate it for the loan. The statutory service charges on loans at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the loan, and from 36% to 240% on an annualized basis at the Company's Oklahoma stores. Loans made in the Maryland stores bear service charges of 144% to 240% on an annualized basis, while loans in Virginia earn 120% to 180% annually. In Washington, D.C., a flat $2 charge per month applies to all loans of up to $40, and a 48% to 60% annualized service charge applies to loans of greater than $40. In Missouri, loans bear a total service and storage charge of 240% on an annualized basis, and South Carolina rates range from 60% to 300%. As of December 31, 1999, the Company's average loan per pawn ticket was approximately $89. Service charges from pawn loans during the year ended December 31, 1999, the five months ended December 31, 1998, the year ended July 31, 1998 and the year ended July 31, 1997 accounted for approximately 42%, 47%, 58% and 61%, respectively, of the Company's total gross profit.

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

     The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum loan to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value include such sources as catalogs, blue books and newspapers. The Company also utilizes its computer network to recall recent selling prices of similar merchandise in its own stores. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of loan amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The pledged property is held through the term of the loan, which is 30 days in Texas, South Carolina, Missouri, Virginia, Oklahoma and Maryland, with an automatic extension period of 15 to 60 days depending on state laws, unless the loan is earlier paid or renewed. In Washington, D.C., pledged property is held for 30 days. In the event the borrower does not pay or renew a loan within 90 days in Texas, South Carolina and Missouri, 60 days in Oklahoma, 45 days in Maryland and Virginia, and 30 days in Washington, D.C., the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The Company does not record loan losses or charge-offs because if the loan is not paid, the principal amount loaned plus the 30 days of accrued pawn service charges becomes the carrying cost of the forfeited collateral ("inventory") that is recovered by sale.

     The recovery of the principal and accrued pawn service charge as well as realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal plus accrued pawn service charge. For the year ended December 31, 1999, the five months ended December 31, 1998, the year ended July 31, 1998 and the year ended July 31, 1997, the Company's annualized yield on average pawn loan balance was 145%, 142%, 136% and 134%, respectively.

Payday Advance Activities
-------------------------

     The Company's check cashing/payday advance stores make unsecured, short term advances in which the customer writes the store a personal check in exchange for cash, net of a transaction fee. Fees for payday advances may be regulated by state law and are generally 15% to 18% of the amount advanced per transaction. The term of these advances is thirty days or less. Service charges from payday advances during the year ended December 31, 1999, the five months ended December 31, 1998, and the years ended July 31, 1998 and 1997 accounted for approximately 24%, 12%, 2% and 0%, respectively, of the Company's total gross profit.

     To qualify for a payday advance, customers generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on their personal checking account for the amount of the advance, plus applicable fees. At maturity, the customer may either return to the store and pay off the advance with cash, in which case the check is returned to the customer, or the store can deposit the check into its checking account. A significant amount of payday advance checks deposited by the Company are returned by the bank; however, a large percentage of these bad debts are subsequently collected by the Company through various
means.   The profitability of the Company's check cashing stores is dependent upon adequate collection of these returned items.

Retail Activities
-----------------

     The Company acquires merchandise inventory primarily through forfeited pawn loans and purchases of used goods from the general public. Sales of inventory during the year ended December 31, 1999, the five months ended December 31, 1998, and the years ended July 31, 1998 and 1997 accounted for approximately 54%, 60%, 64% and 66%, respectively, of the Company's total revenues for these periods. For the year ended December 31, 1999, the five months ended December 31, 1998, and the years ended July 31, 1998 and 1997, the Company realized gross profit margins on merchandise sales of 32%, 36%, 33% and 31%, respectively.

     By operating multiple stores, the Company is able to transfer inventory between stores to best meet consumer demand. The Company has established the necessary internal financial controls to implement such inter-store transfers.

     Merchandise acquired by the Company through defaulted pawn loans is carried in inventory at the amount of the related pawn loan plus service charges accrued for only the initial 30-day term. Management believes that this practice lessens the likelihood that the Company will incur significant, unexpected inventory devaluations.


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

     As of March 28, 2000, the Company operated pawn stores in the following markets:

                                                     Number of
                                                     Locations
                                                     ---------
     Texas:
     ------
     Dallas/Fort Worth metropolitan area............     27
     Corpus Christi.................................      8
     South Texas....................................     15
     El Paso........................................      6
                                                        ---
                                                         56
                                                        ---
     Missouri:
     ---------
     St. Louis metropolitan area....................      3
                                                        ---
                                                          3
                                                        ---
     Oklahoma:
     ---------
     Oklahoma City..................................      5
                                                        ---
                                                          5
                                                        ---
     South Carolina:
     ---------------
     South Carolina.................................     13
                                                        ---
                                                         13
                                                        ---
     Mexico:
     -------
     Mexico.........................................      5
                                                        ---
                                                          5
                                                        ---
     Mid Atlantic:
     -------------
     Baltimore, Maryland............................      7
     Washington, D.C. and surrounding Maryland
      suburbs.......................................     23
     Virginia.......................................      2
                                                        ---
                                                         32
                                                        ---
     Total..........................................    114
                                                        ===

     Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees four to seven store managers. Each area supervisor reports to one of four regional vice-presidents.

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

Check Cashing/Payday Advance Operations
---------------------------------------

     The Company's check cashing/payday advance locations are typically part of a small retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well illuminated exterior with a lighted sign, and distinctive, conservative window signage. The interiors usually feature an ample lobby, separated from employee work areas by floor-to-ceiling teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

     Computer operating systems in the Company's check cashing/payday advance stores allow a store manager or clerk to recall rapidly customer check cashing histories, payday advance histories, and other vital information. The Company attempts to attract customers primarily through television advertisements and yellow page advertisements.

     As of March 28, 2000, the Company operated check cashing/payday advance stores in the following markets:

                                                Number of
                                                Locations
                                                ---------
     Chicago, Illinois........................     11
     Washington, D.C..........................      2
     Oregon...................................      2
     Northern California......................     15
     Washington...............................      3
                                                  ---
                                                   33
                                                  ===

     Each check cashing store employs a manager, an assistant manager, and between three and eight tellers, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to a district manager who typically oversees two to five store managers.

Competition
-----------

     The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

     The Company competes primarily with other pawn store operators and check cashing/payday advance operators. Both the pawnshop and check cashing/payday advance industries are characterized by a large number of independent owner operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on both pawn loans and payday advances, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

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

Regulation
----------

General

     The Company is subject to extensive regulation in several jurisdictions in which it operates, including jurisdictions that regulate pawn lending, payday advance fees and check cashing fees. The Company is also subject to federal and state regulation relating to the reporting and recording of certain currency transactions. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the ability of the Company to expand, significantly decrease the service charges for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant adverse effect on the Company's future prospects.

State Regulations

     The Company operates in seven states that have licensing and/or fee regulations on pawn loans, including Texas, Oklahoma, Maryland, Virginia, South Carolina, Washington DC, and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawn lender. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

     The Company also operates in states which have licensing and/or fee regulations on check cashing and payday advances, including California, Washington, Missouri, South Carolina, Oregon, Illinois and Washington DC. The Company is licensed in each of the states in which a license is currently required for it to operate as a check casher and/or payday lender. In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

Federal Regulations

     Under the Bank Secrecy Act regulations of the U.S. Department of the Treasury (the "Treasury Department"), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day.

Other

     In jurisdictions that do not have favorable payday lending laws, the Company has entered into agreements with out-of-state federally insured financial institutions to act as a loan servicer for such banks in that jurisdiction. The Company receives a fee from the financial institution for acting as that institution's loan servicer.

     With respect to firearms and ammunition sales, each pawn store must comply with the regulations promulgated by the Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms which require each pawn store dealing in firearms to maintain a permanent written record of all firearms received or disposed of and a similar record for all ammunition sales. The Company does not currently sell handguns to the public.

     Under some municipal ordinances, pawn stores must provide the police department having jurisdiction copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. If these ordinances are applicable, a copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners.

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

Employees
---------

     The Company had approximately 1,065 employees as of March 19, 2000, including approximately 30 persons employed in executive, administrative and accounting functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance
---------

     The Company maintains fire, casualty, theft and public liability insurance for each of its pawn store and check cashing/payday advance locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, California, Virginia, Washington, Oregon, South Carolina, Illinois, Washington, D.C. and Oklahoma, as well as excess employer's indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers' Compensation Act and does not maintain other business risk insurance.

Item 2.  Properties
-------------------

     The Company currently owns the real estate and buildings for three of its pawn stores and leases 144 pawn store and check cashing/payday advance locations. Leased facilities are generally leased for a term of two to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between 2000 and 2014. All current leases provide for specified periodic rental payments ranging from approximately $500 to $9,100 per month. Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and check cashing locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn store and check cashing/payday advance locations are suitable for such purpose. The Company considers its equipment, furniture and fixtures to be in good condition.

     The Company currently leases approximately 12,000 square feet in Arlington, Texas for its executive offices. The lease, which expires November 2001, currently provides for monthly rental payments of approximately $16,000. In addition, the Company leases approximately 9,200 square feet in Concord, California for the headquarters of Answers, etc., its software company which provides computer hardware and software for third-party check cashing/payday advance stores.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "FCFS". The following table sets forth the quarterly high and low last sales prices per share for the Common Stock, as reported by the Nasdaq National Market.

                                                       Common Stock
                                                       Price Range
                                                       ------------
                                                      High       Low
                                                      ----       ---
     Year Ended July 31, 1998
        Quarter Ended October 31, 1997.............  $  8.50   $  5.88
        Quarter Ended January 31, 1998.............     8.50      6.69
        Quarter Ended April 30, 1998...............     9.13      7.13
        Quarter Ended July 31, 1998................    17.00      9.00

     Five Months Ended December 31, 1998
        Quarter Ended October 31, 1998.............  $ 13.88   $  9.00
        Two Months Ended December 31, 1998.........    14.31      9.31

     Year Ended December 31, 1999
        Quarter Ended March 31, 1999...............  $ 14.38   $  9.13
        Quarter Ended June 30, 1999................    11.63      9.00
        Quarter Ended September 30, 1999...........    12.75      9.75
        Quarter Ended December 31, 1999............    11.00      7.00

     On March 28, 2000, the last sales price for the Common Stock as reported by the Nasdaq National Market was $6.50 per share. On March 28, 2000, there were approximately 88 stockholders of record of the Common Stock.

     No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position and limitations imposed by its revolving line of credit with its syndicate of commercial lenders (the "Credit Facility"). Pursuant to the terms of its agreement with its lenders, the Company is prohibited from paying any dividends until payment in full of its obligations under the Credit Facility.

Item 6.  Selected Financial Data
--------------------------------

     The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8.

                                  Year   Five Months
                                 Ended      Ended            Year Ended July 31,
                                Dec. 31,  Dec. 31,    ----------------------------------
                                  1999      1998      1998      1997      1996      1995
                                  ----      ----      ----      ----      ----      ----
                                   (in thousands, except per share amounts and certain
                                                     operating data)
Income Statement Data:
  Revenues:
    Merchandise sales......... $ 52,977  $ 20,418  $ 37,998  $ 32,628  $ 24,823  $ 20,709
    Service charges...........   40,630    12,434    20,332    16,517    13,149    11,298
    Check cashing fees........    2,184       754       255         -         -         -
    Other.....................    1,960       472       419       286        51       177
                               --------  --------  --------  --------  --------  --------
                                 97,751    34,078    59,004    49,431    38,023    32,184
                               --------  --------  --------  --------  --------  --------
  Cost of goods sold and
   expenses:
    Cost of goods sold........   36,260    13,157    25,463    22,502    16,714    13,648
    Operating expenses........   39,243    12,335    19,608    15,774    12,573    10,678
    Interest expense..........    2,602     1,122     2,031     2,340     2,124     2,116
    Depreciation..............    1,590       475       922       717       540       506
    Amortization..............    1,500       563       783       636       565       531
    Administrative expenses...    6,867     2,249     4,134     3,831     3,150     3,013
                               --------  --------  --------  --------  --------  --------
                                 88,062    29,901    52,941    45,800    35,666    30,492
                               --------  --------  --------  --------  --------  --------
  Income before income taxes..    9,689     4,177     6,063     3,631     2,357     1,692
  Provision for income taxes..    3,211     1,608     2,265     1,337       917       592
                               --------  --------  --------  --------  --------  --------
  Net income.................. $  6,478  $  2,569  $  3,798  $  2,294  $  1,440  $  1,100
                               ========  ========  ========  ========  ========  ========
  Basic earnings per share.... $    .75  $    .32  $    .74  $    .60  $    .39  $    .30
  Diluted earnings per share.. $    .70  $    .29  $    .59  $    .46  $    .35  $    .30

Operating Data:
  Locations in operation:
    Beginning of the period...      133        97        57        50        43        36
    Acquisitions..............        4        34        38         7         7         5
    Opened....................       10         2         2         -         1         2
    Consolidated..............        -         -         -         -        (1)        -
                               --------  --------  --------  --------  --------  --------
    End of the period.........      147       133        97        57        50        43
                               ========  ========  ========  ========  ========  ========
  Receivables................. $ 24,451  $ 20,392  $ 17,054  $ 12,877  $ 11,701  $  9,158
  Average receivables balance
   per store.................. $    166  $    153  $    176  $    226  $    234  $    213
  Average inventory per
   pawn store................. $    182  $    164  $    154  $    176  $    175  $    178
  Annualized inventory
   turnover...................     1.9x      2.1x      2.2x      2.4x      2.1x      2.0x
  Gross profit percentage on
   merchandise sales..........    31.6%     35.6%     33.0%     31.0%     32.7%     34.1%

Balance Sheet Data:
  Working capital............. $ 56,925  $ 39,421  $ 31,987  $ 23,616  $ 21,098  $ 17,027
  Total assets................  131,439   113,325    91,128    56,677    51,945    43,755
  Long-term liabilities.......   55,560    42,699    34,533    26,892    28,655    22,964
  Total liabilities...........   62,324    52,617    39,611    30,398    31,362    24,808
  Stockholders' equity........   69,115    60,708    51,517    26,279    20,583    18,947

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General
-------

     The Company's pawn store revenues are derived primarily from service charges on pawn loans, service charges from short term, unsecured advances ("payday advances"), and the sale of unredeemed goods, or "merchandise sales." Pawn loans are made for a 30-day term with an automatic extension of 60 days in Texas, South Carolina and Missouri, 30 days in Oklahoma and 15 days in Maryland and Virginia. Pawn loans made in Washington, D.C. are made for a 120 day term with no automatic extension. All pawn loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on pawn loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the size of the loan. Service charge rates are 144% to 240% on an annualized basis in Maryland, with a $6 monthly minimum charge. In Washington, D.C., loans up to $40 bear a flat $2 charge per month, while loans over $40 bear a 48% to 60% annualized rate. Missouri pawn loans bear service and storage charges totaling 240% per year, and in Virginia rates range from 120% to 180% annually. Annualized rates in South Carolina range from 60% to 300%. Pawn service charge income is recognized on a constant yield basis during the initial loan period. Pawn service charge income applicable to the remaining term and/or extension period is not recognized until the loan is repaid or renewed. If a loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the loan principal plus one month of accrued interest. Service charges from payday advances, which range from 15% to 18% of the amount advanced, are recognized on a constant-yield basis over the life of the advance, which is generally 30 days or less.

     Revenues at the Company's check cashing and payday advance stores are derived primarily from check cashing fees, fees on payday advances, and fees from the sale of money orders and wire transfers. Payday advances carry a 15% to 18% service charge. The Company recognizes service charge income on payday advances on a constant-yield basis over the life of the advance, which is generally 30 days or less. The Company charges operating expense for the estimated net potential losses on returned checks in the same period in which revenues from the payday advances are recognized.

     Although the Company has had significant increases in revenues due primarily to acquisitions and secondarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and net returned checks (bad debts). Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

     Presented below are selected consolidated data for the Company. The following table, as well as the discussion following, should be read in conjunction with Selected Financial Data included in Item 6 and the Consolidated Financial Statements and notes thereto of the Company required by Item 8.

                                       Year   Five Months    Year        Year
                                      Ended      Ended      Ended       Ended
                                     Dec. 31,   Dec. 31,   July 31,    July 31,
                                       1999       1998       1998        1997
                                       ----       ----       ----        ----
Income statement items as a
 percent of total revenues:
   Revenues:
     Merchandise sales..........      54.2%      59.9%       64.4%       66.0%
     Service charges............      41.6       36.5        34.5        33.4
     Check cashing fees.........       2.2        2.2          .4           -
     Other......................       2.0        1.4          .7          .6
   Expenses:
     Operating expenses.........      40.1       36.2        33.2        31.9
     Interest expense...........       2.7        3.3         3.4         4.7
     Depreciation...............       1.6        1.4         1.6         1.5
     Amortization...............       1.5        1.7         1.3         1.3
     Administrative expenses....       7.0        6.6         7.0         7.8
   Gross profit as a percent
    of merchandise sales........      31.6       35.6        33.0        31.0

     The Company has three primary operating segments: pawn lending stores, check cashing/payday advance stores, and a software and hardware provider. The Company's pawn stores offer non-recourse loans on the collateral of pledged tangible personal property. The Company's check cashing and payday advance stores provide check cashing services, short-term unsecured consumer loans, bill payment services, money transfer services and money order sales. The Company's computer software subsidiary, Answers, etc., provides turnkey point of sale operating systems to other check cashing and payday advance operators unaffiliated with the Company. Information concerning the segments is set forth below (in thousands):

                                           Check Cashing/
                                    Pawn   Payday Advance
                                   Stores      Stores    Software  Consolidated
                                   ------      ------    --------  ------------
Year Ended December 31, 1999
----------------------------
Total revenues..................  $ 79,470   $ 14,573    $  3,708    $ 97,751
Depreciation and amortization...     2,293        709          88       3,090
Income before interest and
 income taxes...................     8,019      3,927         345      12,291
Total assets at period end......    94,108     34,800       2,531     131,439
Capital expenditures............     2,539        431         312       3,282

Five Months Ended December 31, 1998
-----------------------------------
Total revenues..................    29,140      3,484       1,454      34,078
Depreciation and amortization...       804        221          13       1,038
Income before interest and
 income taxes...................     4,051      1,036         212       5,299
Total assets at period end......    80,586     30,495       2,244     113,325
Capital expenditures............       806        145          46         997

Year Ended July 31, 1998
------------------------
Total revenues..................    57,082      1,133         789      59,004
Depreciation and amortization...     1,627         74           4       1,705
Income before interest and
 income taxes...................     7,700        272         122       8,094
Total assets at period end......    68,143     21,411       1,574      91,128
Capital expenditures............       999         11          11       1,021

Year Ended July 31, 1997
------------------------
Total revenues..................    49,431          -           -      49,431
Depreciation and amortization...     1,353          -           -       1,353
Income before interest
 and income taxes...............     5,971          -           -       5,971
Total assets at period end......    56,677          -           -      56,677
Capital expenditures............     1,188          -           -       1,188

Results of Operations
---------------------

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended July 31, 1998

     Total revenues increased 66% to $97,751,000 for the fiscal year ended December 31, 1999 ("Fiscal 1999") as compared to $59,004,000 for the fiscal year ended July 31, 1998 ("Fiscal 1998"). The change resulted from an increase in revenues of $37,948,000 generated by the 90 pawn and check cashing/payday advance stores which were opened or acquired during Fiscal 1998, the five months ended December 31, 1998 and Fiscal 1999, and an increase of $799,000, or 2%, at the 57 stores which were in operation during all of Fiscal 1998 and Fiscal 1999. Of the $38,747,000 increase in total revenues, 39%, or $14,979,000, was attributable to increased merchandise sales, 52%, or $20,298,000 was attributable to increased service charges on pawn loans and payday advances, 5%, or $1,929,000 was attributable to increased check cashing fees, and the remaining increase of $1,541,000, or 4% was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 64% to 54% during Fiscal 1999 as compared to Fiscal 1998, service charges increased from 35% to 42%, check cashing fees increased from 0% to 2%, and other income increased from 1% to 2%.

     The aggregate receivables balance increased 43% from $17,054,000 at July 31, 1998 to $24,451,000 at December 31, 1999. Of the $7,397,000 increase,
$2,668,000 was attributable to growth at the 97 pawn and check cashing/payday advance stores in operation at July 31, 1998 and December 31, 1999, while $4,729,000 was attributable to the addition of 50 pawn stores and check cashing/payday advance stores since August 1, 1998. The annualized yield on the average aggregate receivables balance was 181% during Fiscal 1999 compared to 136% during Fiscal 1998. The Company's average receivables balance per store decreased from $176,000 as of July 31, 1998 to $166,000 as of December 31, 1999, primarily due to a higher ratio of payday advance stores in the Company's store count as of December 31, 1999, which generally have lower per-store receivables balances than the Company's pawn stores.

     Gross profit as a percentage of merchandise sales decreased from 33% during Fiscal 1998 to 32% during Fiscal 1999. This decrease in the Company's gross profit margin was primarily the result of lower gold prices during Fiscal 1999 compared to Fiscal 1998, which yielded lower margins on scrap jewelry sales during Fiscal 1999.

     Operating expenses increased 100% to $39,243,000 during Fiscal 1999 compared to $19,608,000 during Fiscal 1998, primarily as a result of the addition of 90 pawn stores and check cashing/payday advance stores in Fiscal 1998, the five months ended December 31, 1998 and Fiscal 1999, and the addition of personnel viewed as necessary to support the increased number of store level transactions. Administrative expenses increased 66% to $6,867,000 during Fiscal 1999 compared to $4,134,000 during Fiscal 1998 due primarily to the addition of personnel to supervise store operations. Interest expense increased to $2,602,000 in Fiscal 1999 compared to $2,031,000 in Fiscal 1998 as a result of higher average outstanding debt balances during Fiscal 1999.

     For Fiscal 1999 and 1998, the Company's effective federal income tax rates of 33% and 37%, respectively, differed from the statutory tax rate of 34% primarily as a result of state income taxes, utilization of tax net operating loss carryforwards from acquisitions, and amortization of non-deductible intangible assets.

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

     The aggregate receivables balance increased 52% from $13,444,000 at December 31, 1997 to $20,392,000 at December 31, 1998. Of the $6,948,000
increase, $6,213,000 was attributable to the addition of 67 stores since December 31, 1997. The remaining increase of $735,000 was due to the 6% increase in same-store receivable balances at the 66 stores in operation at both December 31, 1997 and December 31, 1998. The annualized yield on the average aggregate receivable balance was 159% during the Five-Month 1998 Period compared to 141% during the Five-Month 1997 Period. The Company's average receivable balance per store decreased from $204,000 as of December 31, 1997 to $153,000 as of December 31, 1998, primarily due to the large number of stores less than a year old as of December 31, 1998.

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

     For the Five-Month 1998 and 1997 Periods, the Company's tax provisions of 39% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

Twelve Months Ended July 31, 1998 Compared to Twelve Months Ended July 31, 1997

     Total revenues increased 19% to $59,004,000 for the fiscal year ended July 31, 1998 ("Fiscal 1998") as compared to $49,431,000 for the fiscal year ended July 31, 1997 ("Fiscal 1997"). The change resulted from an increase in revenues of $8,545,000 generated by the 47 pawn and check cashing stores which were opened or acquired during Fiscal 1997 and Fiscal 1998 and an increase of $1,028,000, or 2%, at the 50 stores which were in operation during all of Fiscal 1997 and Fiscal 1998. Of the $9,573,000 increase in total revenues, 56%, or $5,370,000, was attributable to increased merchandise sales, 40%, or $3,815,000 was attributable to increased service charges on pawn loans and payday advances, 3%, or $255,000 was attributable to increased check cashing fees, and the remaining increase of $133,000, or 1% was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 66% to 64% during Fiscal 1998 as compared to Fiscal 1997, service charges increased from 33% to 35%, and other income was 1% of total revenues during both periods.

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

     Gross profit as a percentage of merchandise sales increased from 31% during Fiscal 1997 to 33% during Fiscal 1998. This increase in the Company's gross profit margin was primarily the result of certain operating controls implemented during Fiscal 1998, and a slightly higher gold price during Fiscal 1998 compared to Fiscal 1997, which yielded higher margins on scrap jewelry sales during Fiscal 1998.

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

Liquidity and Capital Resources
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

     The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At December 31, 1999, $47,000,000 was outstanding under this Credit Facility and an additional $4,271,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.5% at December 31, 1999) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the year ended December 31, 1999 and as of March 28, 2000. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

     In February 1999, the Company acquired the assets of two pawn stores in El Paso, Texas. In September 1999, the Company acquired the assets of one pawn store in Arlington, Virginia, and in October 1999, the Company acquired the assets of one pawn store in Palm View, Texas. The aggregate purchase price for these four acquisitions was $2,019,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed substantially all of the cash purchase price for its fiscal 1999 acquisitions through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

     The Company acquired the assets of one pawn store in Alice, Texas in September 1998, five pawn stores in El Paso, Texas in October 1998, one pawn store in Dallas, Texas in October 1998, and twelve pawn stores in South Carolina
in November 1998.   In addition, the Company acquired the assets of three check cashing and payday advance stores in California in August 1998, and one check cashing and payday advance store in San Francisco, California in December 1998. The aggregate purchase price for these 23 stores acquired during the five months ended December 31, 1998 was $8,175,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. In December 1998, the Company also acquired 100% of the outstanding common stock of One Iron Ventures, Inc., which operates eleven payday advance stores in the Chicago, Illinois area, for a total purchase price of $5,704,000 consisting of 430,000 shares of First Cash Financial Services, Inc. common stock valued at $4,623,000, or $10.75 per share, assumed liabilities of $904,000, and legal, consulting and assumed liabilities totaling $177,000. The Company financed substantially all of the cash purchase price for acquisitions made during the five months ended December 31, 1998 through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

     As of December 31, 1999, the Company's primary sources of liquidity were $10,717,000 in cash and cash equivalents, $2,943,000 in service charges receivable, $24,451,000 in receivables, $21,091,000 in inventories and $4,271,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of December 31, 1999 of $56,925,000 and a liabilities to equity ratio of 0.9 to 1.

     Net cash provided by operating activities of the Company during the year ended December 31, 1999 was $4,314,000, consisting primarily of net income before non-cash depreciation and amortization of $9,568,000, less cash used to fund the increase of balance sheet items of $5,254,000. Net cash used for investing activities during the year ended December 31, 1999 was $8,929,000, which was comprised of cash used for increasing receivables at existing stores of $3,587,000, and cash paid for acquisitions and other fixed asset additions of $5,342,000. Net cash provided by financing activities was $10,874,000 during the year ended December 31, 1999, which consisted of net increases in the Company's debt of $10,510,000, supplemented by cash provided from the exercise of stock options and warrants of $364,000.

     The profitability and liquidity of the Company is affected by the amount of pawn loans outstanding, which is controlled in part by the Company's lending decisions. The Company is able to influence the frequency of loan redemption by increasing or decreasing the amount loaned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated resale value tends to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawn loans by repaying all accrued interest on such pawn loans, effectively creating a new loan transaction. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

     Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 2000. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company currently intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. The Company has no immediate plans to open any other new stores. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between January 1, 2000 and March 28, 2000, the Company opened two new check cashing/payday advance locations.

Year 2000 Compliance
--------------------

     In 1999, the Company completed its year 2000 compliance review of its information technology systems and non-information technology systems and successfully implemented all related upgrades, replacements, or modifications necessary. The Company experienced virtually no year 2000 business interruptions either internally or related to its major vendors. The total cost of the year 2000 related enhancements was approximately $50,000, including an estimate of internal payroll committed to year 2000 related projects.

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

Seasonality
-----------

     The Company's retail business is seasonal in nature with its highest volume of sales of unredeemed goods occurring during the first and fourth calendar quarters of each year. The Company's lending and payday advance activities are also seasonal, with the highest volume of lending activity occurring during the second and third calendar quarters of each year.

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will be adopted for the period beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact of SFAS No. 133 on the Company's results of operations, financial position, or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into at the time the standard in implemented.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The Company is exposed to market risk in the form of interest rate risk. At December 31, 1999, the Company had $47 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus one percent. See "Note 7 - Revolving Credit Facility". Based on the average outstanding indebtedness during the year ended December 31, 1999, a 10% increase in interest rates would have increased the Company's interest expense by approximately $239,000 for the year ended December 31, 1999.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the Company and Deloitte & Touche LLP requiring disclosure hereunder.

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

                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

   (a)  The following documents are filed as a part of this report:
                                                                  Page
        (1)  Consolidated Financial Statements:                   ----
             Report of Independent Auditors.....................   F-1
             Consolidated Balance Sheets........................   F-2
             Consolidated Statements of Income..................   F-3
             Consolidated Statements of Cash Flows..............   F-4
             Consolidated Statements of Changes in
              Stockholders' Equity..............................   F-5
             Notes to Consolidated Financial Statements.........   F-6

        (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3)  Exhibits:
             3.1(5)   Amended Certificate of Incorporation
             3.2(6)   Amended Bylaws
             4.2a(2)  Common Stock Specimen
             10.3(1)  First Cash, Inc. 1990 Stock Option Plan
             10.8(2)  Employment Agreement -- Rick Powell
             10.15(2) Employment Agreement -- Rick L. Wessel
             10.59(4) Acquisition Agreement - Miraglia, Inc.
             10.60(3) Audited Financial Statements of Miraglia, Inc. for the ten
                       months ended May 31, 1998.
             10.61(5) Acquisition Agreement for Twelve Pawnshops in South
                       Carolina
             10.62(5) Acquisition Agreement for One Iron Ventures, Inc.
             10.63(5) First Cash Financial Services, Inc. 1999 Stock Option Plan 21.0(6) Subsidiaries
             23.1(6) Independent Auditors' Consent of Deloitte & Touche LLP 23.2(6) Consent of Brewer & Pritchard, P.C.
             27.0     Financial Data Schedules (Edgar version only)
---------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
(3)  Filed as an exhibit to Form 8-K dated September 22, 1998.
(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
(6)  Filed herein.

     (b) On September 22, 1998, the Company filed a Form 8-K to report the purchase of Miraglia, Inc., along with the financial statements of Miraglia, Inc. for the ten months ended May 31, 1998.

          On December 11, 1998, the Company filed a Form 8-K to report a change in the Company's fiscal year end from July 31 to December 31.

          On January 20, 1999, the Company filed a Form 8-K to report shareholder approval of a change in the Company's name to "First Cash Financial Services, Inc."




                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST CASH FINANCIAL SERVICES, INC.


                                             /S/    PHILLIP E. POWELL
                                    ------------------------------------------
                                    Phillip E. Powell, Chief Executive Officer
                                    March 28, 2000


                                             /S/      RICK L. WESSEL
                                    ------------------------------------------
                                    Rick L. Wessel, Principal Accounting Officer
                                    March 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                          Capacity               Date
             ---------                          --------               ----

      /S/ PHILLIP E. POWELL		       Chairman of the Board and     March 28, 2000
----------------------------------   Chief Executive Officer
         Phillip E. Powell


       /S/ RICK L. WESSEL           President, Chief Financial    March 28, 2000
----------------------------------   Officer, Secretary and
           Rick L. Wessel            Treasurer


       /S/  JOE R. LOVE             Director                      March 28, 2000
----------------------------------
            Joe R. Love


      /S/RICHARD T. BURKE	          Director                      March 28, 2000
----------------------------------
         Richard T. Burke








                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1999, the five months ended December 31, 1998 and the years ended July 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999, the five months ended December 31, 1998 and the years ended July 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Fort Worth, Texas
January 21, 2000






                      FIRST CASH FINANCIAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                   December 31,  December 31,
                                                       1999          1998
                                                       ----          ----
                                               (in thousands, except share data)
                       ASSETS

Cash and cash equivalents.........................    $ 10,717      $  4,458
Service charges receivable........................       2,943         2,707
Receivables.......................................      24,451        20,392
Inventories.......................................      21,091        17,403
Income taxes receivable...........................           -         1,471
Prepaid expenses and other current assets.........       4,487         2,908
                                                      --------      --------
     Total current assets.........................      63,689        49,339
Property and equipment, net.......................      10,954         9,146
Intangible assets, net of accumulated
 amortization of $5,418 and $3,919, respectively..      54,600        54,494
Other.............................................       2,196           346
                                                      --------      --------
                                                      $131,439      $113,325
                                                      ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt and
 notes payable....................................    $  1,689      $  2,177
Accounts payable and accrued expenses.............       4,892         6,752
Income taxes payable..............................         183           989
                                                      --------      --------
     Total current liabilities....................       6,764         9,918
Revolving credit facility.........................      47,000        33,450
Long-term debt and notes payable, net of
 current portion..................................       5,020         6,283
Deferred income taxes.............................       3,540         2,966
                                                      --------      --------
                                                        62,324        52,617
                                                      --------      --------
Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
   shares authorized; no shares issued or
   outstanding....................................           -             -
  Common stock; $.01 par value; 20,000,000
   shares authorized; 9,320,868 and 9,089,305
   shares issued, respectively; 8,849,909 and
   8,618,346 shares outstanding, respectively.....          93            91
  Additional paid-in capital......................      50,953        49,026
  Retained earnings...............................      20,334        13,856
  Common stock held in treasury, at cost;
   470,959 shares.................................      (2,265)       (2,265)
                                                      --------      --------
                                                        69,115        60,708
                                                      --------      --------
Commitments (see Note 10)
                                                      $131,439      $113,325
                                                      ========      ========

                       The accompanying notes are an
         integral part of these consolidated financial statements.



                     FIRST CASH FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------


                                        Year   Five Months    Year       Year
                                       Ended      Ended      Ended      Ended
                                      Dec. 31,   Dec. 31,   July 31,   July 31,
                                        1999       1998       1998       1997
                                        ----       ----       ----       ----
                                      (in thousands, except per share amounts)
Revenues:
   Merchandise sales...............  $ 52,977   $ 20,418   $ 37,998   $ 32,628
   Service charges.................    40,630     12,434     20,332     16,517
   Check cashing fees..............     2,184        754        255          -
   Other...........................     1,960        472        419        286
                                     --------   --------   --------   --------
                                       97,751     34,078     59,004     49,431
                                     --------   --------   --------   --------
Cost of goods sold and expenses:
   Cost of goods sold..............    36,260     13,157     25,463     22,502
   Operating expenses..............    39,243     12,335     19,608     15,774
   Interest expense................     2,602      1,122      2,031      2,340
   Depreciation....................     1,590        475        922        717
   Amortization....................     1,500        563        783        636
   Administrative expenses.........     6,867      2,249      4,134      3,831
                                     --------   --------   --------   --------
                                       88,062     29,901     52,941     45,800
                                     --------   --------   --------   --------
Income before income taxes.........     9,689      4,177      6,063      3,631
Provision for income taxes.........     3,211      1,608      2,265      1,337
                                     --------   --------   --------   --------
Net income.........................  $  6,478   $  2,569   $  3,798   $  2,294
                                     ========   ========   ========   ========

Basic earnings per share...........  $   0.75   $   0.32   $   0.74   $   0.60
                                     ========   ========   ========   ========
Diluted earnings per share.........  $   0.70   $   0.29   $   0.59   $   0.46
                                     ========   ========   ========   ========


                       The accompanying notes are an
          integral part of these consolidated financial statements.





                            FIRST CASH FINANCIAL SERVICES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------

                                                    Year  Five Months   Year      Year
                                                   Ended     Ended     Ended     Ended
                                                  Dec. 31,  Dec. 31,  July 31,  July 31,
                                                    1999      1998      1998      1997
                                                    ----      ----      ----      ----
Cash flows from operating activities:                         (in thousands)
   Net income...................................  $  6,478  $  2,569  $  3,798  $  2,294
   Adjustments to reconcile net income to
    net cash flows from operating activities:
       Depreciation and amortization............     3,090     1,038     1,705     1,353
   Changes in operating assets and liabilities,
    net of effect of purchases of existing
    stores:
       Service charges receivable...............      (162)       10      (195)      (62)
       Inventories..............................    (3,354)   (2,551)   (1,614)   (1,152)
       Prepaid expenses and other assets........    (1,958)   (1,302)   (2,115)       (6)
       Accounts payable and accrued expenses....       452       773      (241)      257
       Current and deferred income taxes........      (232)      985     1,159       135
                                                  --------  --------  --------  --------
          Net cash flows from operating
           activities...........................     4,314     1,522     2,497     2,819
                                                  --------  --------  --------  --------
Cash flows from investing activities:
   Net increase in receivables..................    (3,587)   (1,130)   (1,050)     (566)
   Purchases of property and equipment..........    (3,282)     (997)   (1,021)   (1,188)
   Acquisition of existing operations...........    (2,060)   (4,734)  (11,954)   (2,643)
                                                  --------  --------  --------  --------
          Net cash flows from investing
           activities...........................    (8,929)   (6,861)  (14,025)   (4,397)
                                                  --------  --------  --------  --------
Cash flows from financing activities:
   Proceeds from debt...........................    21,000    12,250    13,440    16,086
   Repayments of debt...........................   (10,490)   (4,856)   (6,227)  (13,975)
   Repurchase of outstanding warrants...........         -         -         -      (250)
   Registration fees............................       (12)        -         -         -
   Proceeds from exercise of options and
    warrants....................................       376       821     4,758       176
                                                  --------  --------  --------  --------
          Net cash flows from financing
           activities...........................    10,874     8,215    11,971     2,037
                                                  --------  --------  --------  --------
Change in cash and cash equivalents.............     6,259     2,876       443       459
Cash and cash equivalents at beginning of
 the year.......................................     4,458     1,582     1,139       680
                                                  --------  --------  --------  --------
Cash and cash equivalents at end of the year....  $ 10,717  $  4,458  $  1,582  $  1,139
                                                  ========  ========  ========  ========
Supplemental disclosure of cash flow
 information:
    Cash paid during the year for:
         Interest...............................  $  2,553  $  1,061  $  2,061  $  2,405
                                                  ========  ========  ========  ========
         Income taxes...........................  $  2,296  $      -  $    985  $  1,173
                                                  ========  ========  ========  ========

Supplemental disclosure of noncash investing
 And financing activities:
     Noncash transactions in connection with
      various acquisitions:
         Fair market value of assets acquired
          and goodwill..........................  $  2,602  $ 13,164  $ 31,196  $  2,652
             Less issuance of common stock .....         -    (4,622)   (8,712)        -
             Less amounts payable in cash or
              common stock......................         -    (2,331)        -         -
             Less issuance of debt..............      (523)   (1,070)   (6,000)        -
             Less assumption of liabilities
              and costs of acquisition..........       (19)     (407)   (4,530)       (9)
                                                  --------  --------  --------  --------
         Net cash paid..........................  $  2,060  $  4,734  $ 11,954  $  2,643
                                                  ========  ========  ========  ========
     Noncash conversion of subordinated
      debentures into shareholders' equity......  $      -  $      -  $  6,522  $  3,476
                                                  ========  ========  ========  ========

                               The accompanying notes are an
                   integral part of these consolidated financial statements.


                            FIRST CASH FINANCIAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               ----------------------------------------------------------


                                Additional
	             Common Stock    Paid-    Pref. Stock	        Treasury Stock
                  --------------    In     -------------  Retained  --------------
                  Shares  Amount  Capital  Shares Amount  Earnings   Shares Amount  Total
                  ------  ------  -------  ------ ------  --------   ------ ------  -----
                                        (in thousands)
Balance at
 July 31, 1996.... 4,168   $ 42   $17,611      -      -    $ 5,195   471 $(2,265) $20,583
Exercise of stock
 warrants.........    44      1       175      -      -          -     -       -      176
Conversion of
 debentures.......   719      7     3,469      -      -          -     -       -    3,476
Repurchase of
 warrants.........     -      -      (250)     -      -          -     -       -     (250)
Net income........     -      -         -      -      -      2,294     -       -    2,294
                   -----    ---   -------    ---    ---    -------   --- -------  -------
Balance at
 July 31, 1997.... 4,931     50    21,005      -      -      7,489   471  (2,265)  26,279
Exercise of stock
 options and war-
 rants, including
 income tax benefit
 of $1,894........ 1,151     11     6,640      -      -          -     -       -    6,651
Conversion of
 debentures....... 1,402     14     6,063      -      -          -     -       -    6,077
Common stock issued
 in connection with
 an acquisition...   850      8     8,704      -      -          -     -       -    8,712
Net income........     -      -         -      -      -      3,798     -       -    3,798
                   -----    ---   -------    ---    ---    -------   --- -------  -------
Balance at
 July 31, 1998.... 8,334     83    42,412      -      -     11,287   471  (2,265)  51,517
Exercise of stock
 options and war-
 rants, including
 income tax benefit
 of $528..........   325      3     1,996      -      -          -     -       -    1,999
Common stock issued
 in connection with
 an acquisition...   430      5     4,618      -      -          -     -       -    4,623
Net income........     -      -         -      -      -      2,569     -       -    2,569
                   -----    ---   -------    ---    ---    -------   --- -------  -------
Balance at Decem-
 ber 31, 1998..... 9,089     91    49,026	     -      -     13,856   471  (2,265)  60,708
Exercise of stock
 options and war-
 rants, including
 income tax
 benefit of $24...    77      1       376      -      -          -     -       -      377
Common stock issued
 to retire debt...   155      1     1,551      -      -          -     -       -    1,552
Net income........     -      -         -      -      -      6,478     -       -    6,478
                   -----    ---   -------    ---    ---    -------   --- -------  -------
Balance at Decem-
 ber 31, 1999..... 9,321    $93   $50,953      -      -    $20,334   471 $(2,265) $69,115
                   =====    ===   =======    ===    ===    =======   === =======  =======


                              The accompanying notes are an
                integral part of these consolidated financial statements.







                    FIRST CASH FINANCIAL SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY
-----------------------------------------------

     First Cash Financial Services, Inc. (the "Company") was incorporated in Texas on July 5, 1988 and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores which lend money on the collateral of pledged personal property, and which retail previously-owned merchandise acquired through loan forfeitures. In addition to making short-term secured loans, most of the Company's pawn stores offer short-term unsecured advances ("payday advances"). The Company also operates check cashing and payday advance stores that provide payday advances, check cashing services, and other related financial services. The Company also supplies computer hardware and software to third-party check cashing operators, as well as ongoing technical support, and owns "firstcash.com", a website offering previously-owned jewelry, electronics and other products. As of December 31, 1999, the Company owned 116 pawn stores and 31 check cashing and payday advance stores.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     The following is a summary of significant accounting policies followed in the preparation of these financial statements.

     Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In August 1999, the Company entered into a joint venture to form Cash & Go, Ltd., a company which owns financial services kiosks inside convenience stores. The Company presently has a 50% ownership interest in the partnership, which is accounted for by the equity method of accounting whereby the Company records its 50% share of the partnership's earnings or losses in its consolidated financial statements. The joint venture had a pretax loss in 1999 of $203,000. The Company funds substantially all of the capital requirements of the joint venture, and at December 31, 1999 had a receivable from this joint venture totaling $1,816,000. This receivable bears interest at the prime rate plus 1%, and matures on August 31, 2002.

     Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

     Receivables and income recognition - Receivables on the accompanying balance sheet consist of pawn loans and payday advances. Pawn loans ("loans") are made on the pledge of tangible personal property. Pawn service charges are recognized on a constant yield basis over the initial loan period. Pawn service charges applicable to the extension periods or additional loan periods are not recognized as income until the loan is repaid or renewed. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges becomes the carrying value of the forfeited collateral ("inventory") which is recovered through sale. Payday advances are made for thirty days or less. The Company recognizes the service charges associated with payday advances on a constant yield basis over the term of the payday advance.

     Returned checks - The Company charges operating expense for the estimated net potential losses on returned checks in the same period in which revenues from the payday advances are recognized.

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

     Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal year ended December 31, 1999, the five months ended December 31, 1998, and the fiscal years ended July 31, 1998 and 1997 was $1,112,000, $191,000, $248,000 and $219,000,
respectively.

     Stock-Based Compensation - Compensation expense is recorded with respect to stock option grants and retention stock awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") had been applied. The Company accounts for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and has made the disclosures in the footnotes as required by SFAS 123.

     Earnings per share - Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            Year    5 Months    Year      Year
                                           Ended     Ended     Ended     Ended
                                          Dec. 31,  Dec. 31,  July 31,  July 31,
                                            1999      1998      1998      1997
                                            ----      ----      ----      ----
   Numerator:

      Net income for calculating
       basic earnings per share.........  $  6,478  $  2,569  $  3,798  $  2,294

      Plus interest expense, net of
       taxes, relating to convertible
       debentures.......................         -         -       399       657
                                          --------  --------  --------  --------
      Net income for calculating
       diluted earnings per share.......  $  6,478  $  2,569  $  4,197  $  2,951
                                          ========  ========  ========  ========

   Denominator:

      Weighted-average common shares
       for calculating basic earnings
       per share........................     8,656     8,030     5,101     3,825

      Effect of dilutive securities:
        Stock options and warrants......       478       667       897       573
        Contingently issuable shares
         due to acquisitions............       133        71         -         -
        Convertible debentures..........         -         -     1,163     2,016
                                          --------  --------  --------  --------
      Weighted-average common shares
       for calculating diluted
       earnings per share...............     9,267     8,768     7,161     6,414
                                          ========  ========  ========  ========
   Basic earnings per share.............  $   0.75  $   0.32  $   0.74  $   0.60
   Diluted earnings per share...........  $   0.70  $   0.29  $   0.59  $   0.46

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


NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

     In February 1999, the Company acquired the assets of two pawn stores in El Paso, Texas. In September 1999, the Company acquired the assets of one pawn store in Arlington, Virginia, and in October 1999, the Company acquired the assets of one pawn store in Palm View, Texas. The aggregate purchase price for these four acquisitions was $2,019,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed substantially all of the cash purchase price for its fiscal 1999 acquisitions through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

     The Company acquired the assets of one pawn store in Alice, Texas in September 1998, five pawn stores in El Paso, Texas in October 1998, one pawn store in Dallas, Texas in October 1998, and twelve pawn stores in South Carolina
in November 1998.   In addition, the Company acquired the assets of three check cashing and payday advance stores in California in August 1998, and one check cashing and payday advance store in San Francisco, California in December 1998. The aggregate purchase price for these 23 stores acquired during the five months ended December 31, 1998 was $8,175,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. In December 1998, the Company also acquired 100% of the outstanding common stock of One Iron Ventures, Inc., which operates eleven payday advance stores in the Chicago, Illinois area, for a total purchase price of $5,704,000 consisting of 430,000 shares of First Cash Financial Services, Inc. common stock valued at $4,623,000, or $10.75 per share, assumed liabilities of $904,000, and legal, consulting and assumed liabilities totaling $177,000. The Company financed substantially all of the cash purchase price for acquisitions made during the five months ended December 31, 1998 through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

     In April 1998, the Company acquired 100% of the outstanding common stock of JB Pawn, Inc., which operates ten pawn stores in Texas and Maryland, for a total cash price of $2,000,000 (see Note 4 - Related Party Transactions). In June 1998, the Company acquired 100% of the outstanding common stock of Miraglia, Inc. for a total purchase price of $21,175,000 consisting of 850,000 shares of First Cash common stock valued at $8,712,000, or $10.25 per share, a $6,000,000 note payable to the sellers, $6,300,000 cash, and legal, consulting and assumed liabilities totaling $163,000. Miraglia, Inc. operates eleven check cashing stores located in California and Washington, as well as Answers, etc., a provider of software to third-party operators of check cashing stores. In addition to JB Pawn, Inc. and Miraglia, Inc., the Company acquired a total of 19 additional individual pawnshops in various regions at various times during the fiscal year for an aggregate purchase price of $4,813,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed substantially all of the cash purchase price for all of its fiscal 1998 acquisitions through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, location and condition of the facilities, and projected future operating results.

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

                                         Pro Forma    Pro Forma
                                            1998         1997
                                            ----         ----
                                        (unaudited)   (unaudited)
            Revenues.................... $ 64,884      $ 53,970
            Net income.................. $  3,605      $  2,237
            Basic earnings per share.... $    .62      $    .48
            Diluted earnings per share.. $    .51      $    .40

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

     All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill and other intangible assets, net of accumulated amortization, resulting from acquisitions was $54,600,000 and $54,494,000 as of December 31, 1999 and 1998, respectively. The results of operations of the acquired companies are included in the consolidated financial statements from their respective dates of acquisition. In connection with these acquisitions, the Company entered into non-compete agreements with the former owners, generally ranging from five to ten years.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

     From August 1996 through March 1998, the Company was involved in a management agreement to operate and manage pawnshops for JB Pawn, Inc., a Texas corporation which, up until March 31, 1998, was 100% owned and controlled by Mr. Jon Burke, the brother of Mr. Richard Burke, a director of First Cash Financial Services, Inc. Through March 31, 1998, JB Pawn, Inc. owned and provided 100% of the financing for its pawnshops, and incurred all direct costs to operate the pawnshops, including payroll, store operating expenses, cost of inventory, and pawn loans. The Company received a monthly management fee for each store managed, and provided computer support, accounting, auditing, oversight and management of these stores. As discussed in Note 3, the Company purchased 100% of the outstanding common stock of JB Pawn, Inc. on April 1, 1998. The Company recorded management fee revenue of $247,000 and $212,000 under this agreement during the fiscal year ended July 31, 1998 and 1997, respectively. In January 1996, the Company issued to Mr. Jon Burke warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $4.625 per share for consulting services to be provided through January 2001. The warrants vest over a five year period.

     In June 1998, in conjunction with the purchase of Miraglia, Inc. (see Note 3 - Acquisitions), the Company entered into lease agreements for one of its check cashing locations, as well as for certain office space located in Concorde, California. These properties are partially owned by Mr. Blake Miraglia, an employee of the Company. Total lease payments made pursuant to these leases were $239,000, $100,000 and $20,000 during the fiscal year ended December 31, 1999, the five months ended December 31, 1998, and the fiscal year ended July 31, 1998, respectively, which approximated market rates. In addition, the Company has an outstanding, unsecured note payable due July 5, 2003, bearing interest at 7%, to Mr. Miraglia which amounted to $1,761,000 as of December 31, 1999, including accrued interest.

     At December 31, 1999 and 1998, the Company had notes receivable outstanding from certain of its officers totaling $2,592,000 and $1,289,000, respectively. These notes are secured by a total of 760,000 shares of common stock of the Company owned by these individuals, and bear interest at the prime rate minus one and a half percent. These notes are due upon the earlier of termination of employment with the Company or the sale of the underlying shares of common stock.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment consist of the following (in thousands):

                                                   December 31,   December 31,
                                                       1999           1998
                                                       ----           ----
          Land.....................................  $    672       $    672
          Buildings................................     1,002          1,002
          Leasehold improvements...................     2,127          2,102
          Furniture, fixtures and equipment........    12,960          9,585
                                                     --------       --------
                                                       16,761         13,361
          Less:  accumulated depreciation..........    (5,807)        (4,215)
                                                     --------       --------
                                                     $ 10,954       $  9,146
                                                     ========       ========

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                   December 31,   December 31,
                                                       1999           1998
                                                       ----           ----
          Accounts payable.........................  $    558       $    641
          Money orders payable.....................       611            880
          Wire transfers payable...................       189            236
          Accrued payroll..........................       592            456
          Layaway deposits.........................       946          1,002
          Sales tax payable........................       367            343
          Store acquisition payable................         -          2,443
          Other....................................     1,629            751
                                                     --------       --------
                                                     $  4,892       $  6,752
                                                     ========       ========

NOTE 7 - REVOLVING CREDIT FACILITY
----------------------------------

     The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At December 31, 1999, $47,000,000 was outstanding under this Credit Facility and an additional $4,271,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.5% at December 31, 1999) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the year ended December 31, 1999 and as of March 28, 2000. Pursuant to the terms of the Credit Facility, the Company is prohibited from paying any dividends.

NOTE 8 - LONG-TERM DEBT AND NOTES PAYABLE
-----------------------------------------

     Long-term debt and notes payable consist of the following (in thousands, except payment information):

                                                   December 31,  December 31,
                                                       1999          1998
                                                       ----          ----
Note payable to a bank; bearing interest at
 LIBOR plus 2%; monthly principal and interest
 payments of $5,257; matures December 31, 2004;
 secured by real estate............................ $    498       $    528

Note payable to a bank; bearing interest at
 LIBOR plus 2%; monthly principal and interest
 payments of $5,518; matures December 31, 2004;
 secured by real estate............................      439            470

Unsecured demand note payable to an individual;
 bearing interest at 7%; interest payable monthly
 in installments of $583...........................      100            100

Note payable to a bank; bearing interest at 9.3%;
 monthly principal and interest payments of
 $14,504, until maturity at July 1, 1999; secured
 by equipment......................................        -             98

Note payable to a bank; bearing interest at 8.9%;
 monthly principal and interest payments of
 $7,367, until maturity at October 1, 2001;
 secured by equipment..............................      149            221

Note payable to a bank; bearing interest at 9.2%;
 monthly principal and interest payments of
 $5,797, until maturity at January 15, 2002;
 secured by equipment..............................      131            186

Note payable to a bank; bearing interest at 9.3%;
 monthly principal and interest payments of
 $5,452, until maturity at July 1, 2002; secured
 by equipment......................................      150            199

Note payable to a corporation; bearing interest
 at 14.7%; monthly principal and interest
 payments of $1,658 until maturity at
 August 22, 2001; secured by equipment.............       24             37

Note payable to a corporation;  bearing interest
 at 7%; monthly principal and interest payments
 of $2,566, until maturity at December 1, 2005;
 secured by specific acquired assets...............      150            170

Note payable to a corporation; bearing interest
 at 7%; monthly principal and interest payments
 of $4,528, until maturity at	December 1, 2005;
 secured by specific acquired assets...............      266            300

Note payable to a corporation; bearing interest
 at 7%; monthly principal and interest payments
 of $16,151 until maturity at March 1, 2002;
 secured by specific acquired assets...............      402              -

Note payable to corporation; bearing interest at
 6.5%; monthly principal and interest payments of
 $51,778; retired during fiscal 1999...............        -            551

Notes payable to five former shareholders of
 Miraglia, Inc.; bearing interest at 7%;
 quarterly principal payments of $300,000 and
 quarterly interest payments based upon the
 unpaid balance until maturity at July 5, 2003;
 unsecured.........................................    4,400          5,600
                                                    --------       --------
                                                       6,709          8,460
Less: current portion..............................   (1,689)        (2,177)
                                                    --------       --------
                                                    $  5,020       $  6,283
                                                    ========       ========

     Long-term debt and notes payable are scheduled to mature as follows (in thousands):

                    Fiscal
                    ------
                     2000.....................  $  1,689
                     2001.....................     1,703
                     2002.....................     1,418
                     2003.....................     1,196
                     2004.....................       703
                                                --------
                                                $  6,709
                                                ========

NOTE 9 - INCOME TAXES
---------------------

     Components of the provision for income taxes consist of the following (in thousands):

                                         Year   5 Months    Year      Year
                                        Ended    Ended     Ended     Ended
                                       Dec. 31, Dec. 31,  July 31,  July 31,
                                         1999     1998      1998      1997
                                         ----     ----      ----      ----
Current:
   Federal.........................   $  2,506  $    504  $  1,481  $    784
   State...........................        441       119       117       121
                                      --------  --------  --------  --------
                                         2,947       623     1,598       905
Deferred...........................        264       985       667       432
                                      --------  --------  --------  --------
                                      $  3,211  $  1,608  $  2,265  $  1,337
                                      ========  ========  ========  ========

     The principal current and non-current deferred tax liabilities consist of the following at December 31, 1999 and December 31, 1998 (in thousands):

                                           December 31,    December 31,
                                               1999            1998
                                               ----            ----
Deferred tax liabilities:
   Intangible asset amortization......      $  2,624         $  1,827
   Depreciation.......................         1,067              798
   State income taxes.................           434              334
   Service charges receivable.........            68               64
   Other..............................          (653)             204
                                            --------         --------
   Net deferred tax liability.........      $  3,540         $  3,227
                                            ========         ========

Reported as:
   Current liabilities - income
    taxes payable.....................      $      -         $    261
   Non-current liabilities - deferred
    income taxes......................         3,540            2,966
                                            --------         --------
   Net deferred tax liability.........      $  3,540         $  3,227
                                            ========         ========

     The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income before income taxes. The following is a reconciliation of such differences (in thousands):

                                         Year   5 Months    Year      Year
                                        Ended     Ended    Ended     Ended
                                       Dec. 31,  Dec. 31, July 31,  July 31,
                                         1999      1998     1998      1997
                                         ----      ----     ----      ----
Tax at the federal statutory rate..   $  3,294  $  1,420  $  2,061  $  1,235
Nondeductible amortization
 of intangible assets..............         90        23        39        34
State income taxes, net of
 federal tax benefit...............        381       153       197       112
Other, net.........................       (554)       12       (32)      (44)
                                      --------  --------  --------  --------
                                      $  3,211  $  1,608  $  2,265  $  1,337
                                      ========  ========  ========  ========

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to ten years. Most facility leases contain renewal and/or purchase options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

                     Fiscal
                     ------
                      2000....................   $  5,141
                      2001....................      4,389
                      2002....................      3,025
                      2003....................      2,113
                      2004....................      1,498
                      Thereafter..............      4,423
                                                 --------
                                                 $ 20,589
                                                 ========

     Rent expense under such leases was $5,708,000, $1,942,000, $3,596,000 and $2,519,000 for the year ended December 31, 1999, the five months ended December 31, 1998, the year ended July 31, 1998 and the year ended July 31, 1997, respectively.

     From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 11 - EMPLOYEE STOCK OPTION PLAN AND OUTSTANDING WARRANTS
-------------------------------------------------------------

     On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the 1990 Plan is 250,000 shares. The exercise price for each stock option granted under the 1990 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1990 Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of December 31, 1999, options to purchase 1,687 shares of Common Stock were available for grant under the 1990 Plan. Options to purchase 110,250 shares were vested at December 31, 1999.

     On January 14, 1999, the Company's shareholders adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the 1999 Plan is 1,200,000 shares. The exercise price for each stock option granted under the 1999 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1999 Plan have a maximum duration of ten years unless, in the case of incentive stock options, the optionee owns at least 10% of the total combined voting power of all classes of capital stock of the Company, in which case the maximum duration is five years. As of December 31, 1999, options to purchase 719,500 shares of Common Stock were available for grant under the 1999 Plan. There were no vested shares under the 1999 Plan as of December 31, 1999.

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

     Stock option and warrant activity from July 31, 1996 through December 31, 1999 is summarized in the accompanying chart (in thousands, except exercise price).

                                                             Exercisable
                                                          -----------------
                                             Weighted             Wtd. Avg.
                                             Average              Exercise
                        Options Warrants  Exercise Price  Number    Price
                        ------- --------  --------------  ------    -----
  July 31, 1996........   207    3,219        $ 7.57      3,352   $  7.64
     Granted...........     9        -          4.75
     Cancelled.........   (15)       -          4.93
     Repurchased.......     -     (198)         4.52
     Exercised.........     -      (44)         4.00
                         ----   ------
  July 31, 1997........   201    2,977          7.82      3,120      7.88
     Granted...........    27      480          8.00
     Cancelled.........    (1)    (450)        14.65
     Exercised.........   (13)  (1,138)         4.13
                         ----   ------
  July 31, 1998........   214    1,869          8.42      2,027      8.48
     Granted...........    22      352         12.00
     Cancelled.........    (2)       -          7.26
     Exercised.........     -     (325)         4.53
                         ----   ------
  December 31, 1998....   234    1,896          9.65      2,075      9.66
     Granted...........   480        -         10.07
     Exercised.........   (73)      (5)         4.63
                         ----   ------
  December 31, 1999....   641    1,891          9.88      2,001      9.84

     Options and warrants outstanding as of December 31, 1999 are as follows (in thousands, except exercise price and life):

                       Total Warrants    Weighted Average
    Exercise Price      and Options       Remaining Life   Currently Exercisable
    --------------      -----------       --------------   ---------------------
        $ 4.63              563                 1.0                 562
          4.75                9                 1.6                   7
          8.00              505                 3.1                 480
         10.00              447                 4.3                   -
         11.00               34                 4.5                   -
         12.00              374                 3.7                 352
         15.00              600                  .6                 600
                          -----                                   -----
                          2,532                                   2,001
                          =====                                   =====

     The Company applies the intrinsic value method in accounting for its stock option and warrant issuances. Accordingly, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant dates for such option and warrant awards, the Company's net income would have been reduced by $1,433,000, $391,000, $397,000 and $217,000 during the year ended December 31, 1999, the five months ended December 31, 1998, the year ended July 31, 1998 and the year ended July 31, 1997, respectively. Basic and diluted earnings per share would have been reduced by $0.17 and $0.16, respectively, during the year ended December 31, 1999, by $0.05 and $0.04, respectively, during the five months ended December 31, 1998, by $0.07 and $0.06, respectively, during the year ended July 31, 1998, and by $0.06 and $0.03, respectively, during the year ended July 31, 1997.

     Weighted average grant-date fair values of options issued were $9.28, $11.39, $5.71 and $3.30 per unit during the year ended December 31, 1999, the five months ended December 31, 1998, the year ended July 31, 1998 and the year ended July 31, 1997, respectively, which were calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

                                       Year    5 Months    Year       Year
                                      Ended     Ended     Ended      Ended
                                     Dec. 31,  Dec. 31,  July 31,   July 31,
                                       1999      1998      1998       1997
                                       ----      ----      ----       ----
     Expected volatility...........    232%      227%       99%        39%
     Expected dividend yield.......      -         -         -          -
     Expected option term..........   5 years   5 years   5 years    5 years
     Risk-free rate of return......    6.0%      6.0%      6.0%      6.31%

NOTE 12 - FIRST CASH 401(k) PLAN
--------------------------------

     The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee contributions are paid to a corporate trustee and invested in various funds. Company contributions are invested in its common stock, and contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company contributions to the Plan were $121,000, $48,000, $95,000 and $69,000 for the year ended December 31, 1999, the five months ended December 31, 1998, the year ended July 31, 1998 and the year ended July 31, 1997, respectively.

NOTE 13 - OPERATING SEGMENT INFORMATION
---------------------------------------

     The Company has three reportable operating segments: pawn lending stores, check cashing/payday advance stores, and a software and hardware provider. The Company's pawn stores offer non-recourse loans on the collateral of pledged tangible personal property. The Company's check cashing and payday advance stores provide check cashing services, short-term unsecured consumer loans, bill payment services, money transfer services and money order sales. The Company's computer software subsidiary, Answers, etc., provides turnkey point of sale operating systems to other check cashing and payday advance operators unaffiliated with the Company.

     The accounting policies of the segments are the same as those described in
Note 2. Management of the Company evaluates performance based on the operating income of each segment. There are no intersegmental sales. Each of the segments are supervised separately. Information concerning the segments is set forth below (in thousands):

                                           Check Cashing/
                                    Pawn   Payday Advance
                                   Stores      Stores    Software  Consolidated
                                   ------      ------    --------  ------------
Year Ended December 31, 1999
----------------------------
Total revenues................... $ 79,470    $ 14,573   $  3,708    $ 97,751
Depreciation and amortization....    2,293         709         88       3,090
Income before interest and
 income taxes....................    8,019       3,927        345      12,291
Total assets at
 December 31, 1999...............   94,108      34,800      2,531     131,439
Capital expenditures.............    2,539         431        312       3,282

Five Months Ended December 31, 1998
-----------------------------------
Total revenues...................   29,140       3,484      1,454      34,078
Depreciation and amortization....      804         221         13       1,038
Income before interest and
 income taxes....................    4,051       1,036        212       5,299
Total assets at
 December 31, 1998...............   80,586      30,495      2,244     113,325
Capital expenditures.............      806         145         46         997

Year Ended July 31, 1998
------------------------
Total revenues...................   57,082       1,133        789      59,004
Depreciation and amortization....    1,627          74          4       1,705
Income before interest and
 income taxes....................    7,700         272        122       8,094
Total assets at July 31, 1998....   68,143      21,411      1,574      91,128
Capital expenditures.............      999          11         11       1,021

Year Ended July 31, 1997
------------------------
Total revenues...................   49,431           -          -      49,431
Depreciation and amortization....    1,353           -          -       1,353
Income before interest and
 income taxes....................    5,971           -          -       5,971
Total assets at July 31, 1997....   56,677           -          -      56,677
Capital expenditures.............    1,188           -          -       1,188