Form 10-Q
period 2000-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2000-05-12
CIK 840489

FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended                      Commission File Number:
         March 31, 2000                                 0-19133


                         FIRST CASH FINANCIAL SERVICES, INC.
               (Exact name of registrant as specified in its charter)


          Delaware                                   75-2237318
  (State of Incorporation)                         (IRS Employers
                                               Identification Number
  690 East Lamar, Suite 400
       Arlington, Texas                                76011
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

As of May 12, 2000, there were 8,796,027 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.





Part I.  Financial Information
Item 1.  Financial Statements

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                                                    March 31,  December 31,
                                                      2000         1999
                                                      ----         ----
                                                   (unaudited)
                                               (in thousands, except share data)
                     ASSETS
Cash and cash equivalents........................  $  8,765      $ 10,717
Service charges receivable.......................     2,585         3,826
Receivables......................................    20,487        23,568
Inventories......................................    17,531        21,091
Prepaid expenses and other current assets........     4,856         4,487
                                                   --------      --------
     Total current assets........................    54,224        63,689
Property and equipment, net......................    11,221        10,954
Intangible assets, net...........................    54,224        54,600
Other............................................     3,143         2,196
                                                   --------      --------
                                                   $122,812      $131,439
                                                   ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
 notes payable...................................  $  1,689      $  1,689
Accounts payable and accrued expenses............     5,354         4,892
Income taxes payable.............................       815           183
                                                   --------      --------
     Total current liabilities...................     7,858         6,764
Revolving credit facility........................    39,500        47,000
Long-term debt and notes payable, net of
 current portion.................................     4,599         5,020
Deferred income taxes............................     2,447         3,540
                                                   --------      --------
                                                     54,404        62,324
                                                   --------      --------
Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding..................................         -             -
   Common stock; $.01 par value; 20,000,000
    shares authorized; 9,320,868 and 9,320,868
    shares issued, respectively; 8,849,909 and
    8,849,909 shares outstanding, respectively...        93            93
   Additional paid-in capital....................    50,953        50,953
   Retained earnings.............................    19,627        20,334
   Common stock held in treasury, at cost,
    470,959 shares...............................    (2,265)       (2,265)
                                                   --------      --------
                                                     68,408        69,115
                                                   --------      --------
                                                   $122,812      $131,439
                                                   ========      ========



                  The accompanying notes are an integral
          part of these condensed consolidated financial statements.



                    FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               -------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2000       1999
                                                           ----       ----
                                                       (unaudited) (unaudited)
                                                      (in thousands, except per
                                                            share amounts)
Revenues:
     Merchandise sales................................   $ 15,275   $ 13,755
     Service charges..................................     11,059      8,959
     Check cashing fees...............................        608        561
     Other............................................        623        531
                                                         --------   --------
                                                           27,565     23,806
                                                         --------   --------
Cost of goods sold and expenses:
     Cost of goods sold...............................     10,299      9,116
     Operating expenses...............................     11,340      9,019
     Interest expense.................................        763        580
     Depreciation.....................................        512        341
     Amortization.....................................        379        370
     Administrative expenses..........................      1,745      1,391
                                                         --------   --------
                                                           25,038     20,817
                                                         --------   --------
Income before income taxes............................      2,527      2,989
Provision for income taxes............................        948      1,151
                                                         --------   --------
Income before cumulative effect of change in
 accounting principle.................................      1,579      1,838
Cumulative effect on prior years of change in
 accounting principle, net of tax.....................     (2,287)         -
                                                         --------   --------
Net income (loss).....................................   $   (708)  $  1,838
                                                         ========   ========

Net income (loss) per share:
   Basic
     Income before cumulative effect of change in
      accounting principle............................   $   0.18   $   0.21
     Cumulative effect of change in accounting
      principle.......................................      (0.26)         -
                                                         --------   --------
     Net income (loss)................................   $  (0.08)  $   0.21
                                                         ========   ========

   Diluted
     Income before cumulative effect of change in
      accounting principle............................   $   0.17   $   0.20
     Cumulative effect of change in accounting
      principle.......................................      (0.25)         -
                                                         --------   --------
     Net income (loss)................................   $  (0.08)  $   0.20
                                                         ========   ========

Unaudited pro forma amounts assuming retroactive
 application of change in accounting principle:
     Revenues.........................................   $ 27,565   $ 22,689
     Net income.......................................      1,579      1,760
     Basic earnings per share.........................       0.18       0.20
     Diluted earnings per share.......................       0.17       0.19


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2000       1999
                                                           ----       ----
                                                       (unaudited) (unaudited)
                                                           (in thousands)
Cash flows from operating activities:
   Net income (loss)...................................  $   (708)  $  1,838
   Adjustments to reconcile net income to net cash
    flows from operating activities:
       Depreciation and amortization...................       891        711
       Cumulative effect of change in accounting
        principle......................................     2,287          -
   Changes in operating assets and liabilities,
    net of effect of purchases of existing stores:
      Service charges receivable.......................       365        231
      Inventories......................................     1,031        (28)
      Prepaid expenses and other assets................    (1,316)       883
      Accounts payable and accrued expenses............       462        (76)
      Current and deferred income taxes................       911         66
                                                         --------   --------
          Net cash flows from operating  activities....     3,923      3,625
                                                         --------   --------
Cash flows from investing activities:
   Net decrease in receivables.........................     2,827      1,818
   Purchases of property and equipment.................      (781)      (762)
   Acquisition of existing stores......................         -       (432)
                                                         --------   --------
          Net cash flows from investing activities.....     2,046        624
                                                         --------   --------
Cash flows from financing activities:
   Proceeds from debt..................................       277      1,650
   Repayments of debt..................................    (8,198)    (5,962)
   Registration fees...................................         -        (13)
   Proceeds from exercise of stock options.............         -         19
                                                         --------   --------
          Net cash flows from financing activities.....    (7,921)    (4,306)
                                                         --------   --------
Decrease in cash and cash equivalents..................    (1,952)       (57)
Cash and cash equivalents at beginning of the period...    10,717      4,458
                                                         --------   --------
Cash and cash equivalents at end of the period.........  $  8,765   $  4,401
                                                         ========   ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest.........................................  $    764   $    585
                                                         ========   ========
      Income taxes.....................................  $     36   $      -
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



                    FIRST CASH FINANCIAL SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
           ------------------------------------------------------


Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 1999 Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 2000 and December 31, 1999 and for the periods ended March 31, 2000 and 1999 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Revolving Credit Facility
----------------------------------

     The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At March 31, 2000, $39,500,000 was outstanding under this Credit Facility and an additional $11,512,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.1% at March 31, 2000) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the three months ended March 31, 2000 and as of May 12, 2000.

Note 3 - Earnings Per Share
---------------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Three Months Ended
                                                  ------------------
                                                 March 31,    March 31,
                                                   2000         1999
                                                   ----         ----

Numerator:
     Income before cumulative effect
      of change in accounting principle
      for calculating basic and diluted
      earnings per share.....................   $  1,579      $  1,838
     Cumulative effect on prior years
      of change in accounting principle
      for calculating basic and diluted
      earnings per share.....................     (2,287)            -
                                                --------      --------
     Net income for calculating basic
      and diluted earnings per share.........   $   (708)     $  1,838
                                                ========      ========
     Pro forma net income assuming
      retroactive application of change
      in accounting principle................   $  1,579      $  1,760
                                                ========      ========

Denominator:
     Weighted-average common
      shares for calculating basic
      earnings per share.....................      8,850         8,619
     Effect of dilutive securities:
        Stock options and warrants...........        213           557
        Contingently issuable shares
         due to acquisitions.................          -           198
                                                --------      --------
     Weighted-average common
      shares for calculating diluted
      earnings per share.....................      9,063         9,374
                                                ========      ========
Basic earnings per share:
     Income before cumulative effect
      of change in accounting principle......   $   0.18      $   0.21
     Cumulative effect of change in
      accounting principle...................      (0.26)            -
                                                --------      --------
     Net income (loss).......................   $  (0.08)     $   0.21
                                                ========      ========
     Pro forma net income....................   $   0.18      $   0.20
                                                ========      ========

Diluted earnings per share:
     Income before cumulative effect
      of change in accounting principle......   $   0.17      $   0.20
     Cumulative effect of change in
      accounting principle...................      (0.25)            -
                                                --------      --------
     Net income (loss).......................   $  (0.08)     $   0.20
                                                ========      ========
     Pro forma net income....................   $   0.17      $   0.19
                                                ========      ========

Note 4 - Change in Accounting Principle
---------------------------------------

     Effective January 1, 2000, the Company changed its method of income recognition on pawn loans. The Company accrues pawn service charge revenue on a constant yield basis for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. For loans not repaid, the cost of forfeited collateral (inventory) is stated at the lower of cost (cash amount loaned) or market. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial loan period for all pawn loans written. Service charges applicable to the extension periods or additional loan periods were not recognized as income until the loan was repaid or renewed. If the loan was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount loaned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure results of operations. The cumulative effect of the accounting method change on all periods since inception of the Company through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction to net income for the quarter ended March 31, 2000.

     Operating results for the three months ended March 31, 2000 have been calculated using the new accounting method. The effect for the quarter ended March 31, 2000 of adopting the change in income recognition on pawn loans was to increase income before cumulative effect of change in accounting principle by $195,000 ($0.02 per diluted share) and decrease net income $2,092,000 ($0.23 per diluted share). The unaudited pro forma amounts shown in the statements of income reflect the effect of retroactive application on pawn service charges, cost of sales and related income taxes.

Note 5 - Operating Segment Information
--------------------------------------

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

     Management of the Company evaluates performance based on the operating income of each segment. There are no intersegmental sales. Each of the segments are supervised separately. Information concerning the segments is set forth below (in thousands):

                                              Check Cashing/
                                                  Payday
                                         Pawn     Advance
                                        Stores    Stores   Software Consolidated
                                        ------    ------   -------- ------------
Three Months Ended March 31, 2000
---------------------------------
Total revenues.......................  $ 22,969  $  3,926  $    670  $ 27,565
Depreciation and amortization........       663       189        39       891
Income before interest and income
 taxes...............................     2,099     1,351      (160)    3,290
Total assets at March 31, 2000.......    88,715    31,607     2,490   122,812
Capital expenditures.................       505       167       109       781

Three Months Ended March 31, 1999
---------------------------------

Total revenues (pro forma)...........    18,997     2,994       698    22,689
Depreciation and amortization........       525       173        13       711
Income before interest and income
  taxes (pro forma)..................     2,644       743        56     3,443
Total assets at March 31, 1999.......    80,022    29,498     1,858   111,378
Capital expenditures.................       508       136       118       762



                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

GENERAL
-------

     First Cash Financial Services, Inc. is the nation's third largest publicly traded pawnshop operator and currently owns and operates pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer loans, lending money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously-owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. The Company's pawn stores also offer short-term, unsecured advances ("payday advances").

     The Company also currently owns check cashing and payday advance stores in California, Washington, Oregon, Illinois and Washington D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and payday advances. The Company also owns Answers, etc., a company which provides computer hardware and software to over 1,900 third party check cashing and payday advance operators throughout the country, as well as ongoing technical support. In addition, the Company is a 50% partner in Cash & Go, Ltd., a joint venture which owns financial service kiosks located inside convenience stores.

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

     Effective January 1, 2000, the Company changed its method of income recognition on pawn loans. The Company accrues pawn service charge revenue on a constant yield basis for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. For loans not repaid, the cost of forfeited collateral (inventory) is stated at the lower of cost (cash amount loaned) or market. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial loan period for all pawn loans written. Service charges applicable to the extension periods or additional loan periods were not recognized as income until the loan was repaid or renewed. If the loan was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount loaned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure results of operations. The cumulative effect of the accounting method change on all periods since inception of the Company through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction to net income for the quarter ended March 31, 2000.

     For purposes of comparison and discussion of the financial results, the following analysis compares the three months ended March 31, 2000 to the three months ended March 31, 1999 based on an unaudited pro forma retroactive application using the changed accounting principle for the three months ended March 31, 1999.

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2000 compared to the three months ended March 31,
 1999

     Total revenues increased 21% to $27,565,000 for the three months ended March 31, 1999 ("the First Quarter of 2000") as compared to revenues of $22,689,000 for the three months ended March 31, 1999 ("the First Quarter of 1999"). Of the $4,876,000 increase in total revenues, $1,122,000 relates to revenues generated by the 16 stores acquired or opened subsequent to January 1, 1999, net of two pawn stores closed during the quarter ended March 31, 2000.
The remaining increase of $3,754,000 relates to the 17% same store revenue increase at the 131 stores which were in operation during all of the First Quarter of 1999 and the First Quarter of 2000. Of the $4,876,000 increase in total revenues, 31%, or $1,520,000 was attributable to increased merchandise sales, 66%, or $3,217,000 was attributable to increased service charges, 1%, or $47,000 was attributable to increased check cashing fees, and the remaining increase of 2%, or $92,000, was attributable to an increase in other income. As a percentage of total revenues, merchandise sales decreased from 61% to 55%, service charges increased from 35% to 40%, while check cashing fees and other income were each 2% of total revenues during both the First Quarter of 1999 and the First Quarter of 2000. The gross profit as a percentage of merchandise sales decreased to 33% during the First Quarter of 2000 compared to 41% during the First Quarter of 1999.

     The aggregate receivables balance (pawn loans plus payday advances) increased 12% from $18,294,000 as of March 31, 1999 to $20,487,000 as of March 31, 2000. Of the $2,193,000 increase, $1,124,000 was attributable to the addition of 14 stores acquired subsequent to March 31, 1999, net of two pawn stores closed during the First Quarter of 2000. The remaining increase was attributable to the 6%, or $1,069,000, increase in aggregate receivable balances at the 133 stores in operation at both March 31, 1999 and March 31, 2000.

     Operating expenses increased 26% to $11,340,000 during the First Quarter of 2000 compared to $9,019,000 during the First Quarter of 1999, primarily as a result of increased bad debt related to the introduction of payday advances in most of the Company's pawn stores subsequent to the First Quarter of 1999. Administrative expenses increased 25% to $1,745,000 during the First Quarter of 2000 compared to $1,391,000 during the First Quarter of 1999, primarily due to the addition of supervisory staff and other overhead related to the introduction of payday advances in the Company's pawn stores. Interest expense increased 32% from $580,000 in the First Quarter of 1999 to $763,000 in the First Quarter of 2000, primarily due to the overall higher level of debt during the First Quarter of 2000 compared to the First Quarter of 1999.

     For the First Quarter of 2000 and the First Quarter of 1999, the Company's tax provisions of 38% and 39%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

     The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At March 31, 2000, $39,500,000 was outstanding under this Credit Facility and an additional $11,512,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.1% at March 31, 2000) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the quarter ended March 31, 2000 and as of May 12, 2000. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment.
The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

     As of March 31, 2000, the Company's primary sources of liquidity were $8,765,000 in cash and cash equivalents, $2,585,000 in service charges receivable, $20,487,000 in receivables, $17,531,000 in inventories and $11,512,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of March 31, 2000 of $46,366,000 and a total liabilities to equity ratio of 0.80 to 1.

     Net cash provided by operating activities for the Company during the First Quarter of 2000 was $3,923,000 as compared with $3,625,000 provided by operating activities during the First Quarter of 1999. Net cash provided by investing activities during the First Quarter of 2000 was $2,046,000 as compared with $624,000 provided by investing activities during the First Quarter of 1999. Net cash used for financing activities of $7,921,000 during the First Quarter of 2000 compares to net cash used for financing activities of $4,306,000 during the First Quarter of 1999.

     The profitability and liquidity of the Company are affected by the amount of pawn loans outstanding, which is controlled in part by the Company's pawn lending decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated sale value tend to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated sale value of the pledged property can result in an increase in the Company's pawn service charge income. Also larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In each of the Company's last three fiscal years, at least 70% of the amounts loaned were either paid in full or renewed. The Company's renewal policy allows customers to renew pawn loans by repaying all accrued interest on such pawn loans. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of May 12, 2000. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between April 1, 2000 and May 12, 2000, the Company did not open or acquire any new stores. All store openings and acquisitions during the quarter ended March 31, 2000 were financed with proceeds from the Company's Credit Facility and with cash generated from operations.

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


                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 2.  Changes in securities

         b. Between April 1, 2000 and May 12, 2000, the Company repurchased 53,882 shares of common stock for an aggregate purchase price of $250,000.

ITEM 4.  Submission of matters to a vote of security holders

ITEM 6.  Exhibits and reports on Form 8-K

         a.  Exhibits

             18.1    Letter re Change in Accounting Principle
             27.0    Financial Data Schedules (Edgar version only).


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 2000                    FIRST CASH FINANCIAL SERVICES, INC.
                                        -----------------------------------
                                        (Registrant)


/s/ Phillip E. Powell                   /s/ Rick L. Wessel
----------------------------            ---------------------------
Phillip E. Powell                       Rick L. Wessel
Chairman of the Board and               Chief Accounting Officer
Chief Executive Officer