Form 10-Q
period 2000-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2000-08-11
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended                    Commission File Number:
           June 30, 2000                                0-19133


                      FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                75-2237318
      (State of Incorporation)                      (IRS Employers
                                                Identification Number)
      690 East Lamar, Suite 400
           Arlington, Texas                               76011
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

As of August 11, 2000, there were 8,796,027 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.



Part I.  Financial Information
Item 1.  Financial Statements

                       FIRST CASH FINANCIAL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                    June 30,   December 31,
                                                      2000         1999
                                                      ----         ----
                                              (unaudited, amounts in thousands
                                                    except share amounts)

                     ASSETS
Cash and cash equivalents.........................  $  6,930     $ 10,717
Service charges receivable........................     2,732        3,826
Receivables.......................................    21,295       23,568
Inventories.......................................    17,960       21,091
Prepaid expenses and other current assets.........     3,012        4,487
                                                    --------     --------
     Total current assets.........................    51,929       63,689
Property and equipment, net.......................    11,212       10,954
Intangible assets, net............................    53,846       54,600
Other.............................................     4,078        2,196
                                                    --------     --------
                                                    $121,065     $131,439
                                                    ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt and
 notes payable....................................  $  1,689     $  1,689
Accounts payable and accrued expenses.............     5,094        4,892
Income taxes payable..............................       132          183
                                                    --------     --------
     Total current liabilities....................     6,915        6,764
Revolving credit facility.........................    43,000       47,000
Long-term debt and notes payable, net of
 current portion..................................     4,178        5,020
Deferred income taxes.............................     2,627        3,540
                                                    --------     --------
                                                      56,720       62,324
                                                    --------     --------
Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding...................................         -            -
   Common stock; $.01 par value; 20,000,000
    shares authorized; 9,320,868 and 9,320,868
    shares issued, respectively; 8,796,027 and
    8,849,909 shares outstanding, respectively....        93           93
   Additional paid-in capital.....................    50,953       50,953
   Retained earnings..............................    20,382       20,334
   Common stock receivable from officers..........    (4,570)           -
   Common stock held in treasury, at cost,
    524,841 and 470,959 shares, respectively......    (2,513)      (2,265)
                                                    --------     --------
                                                      64,345       69,115
                                                    --------     --------
                                                    $121,065     $131,439
                                                    ========     ========

                   The accompanying notes are an integral
         part of these condensed consolidated financial statements.




                     FIRST CASH FINANCIAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                -------------------------------------------

                                          Three Months Ended  Six Months Ended
                                          ------------------  ----------------
                                          June 30,  June 30,  June 30,  June 30,
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
                                          (unaudited, in thousands, except per
                                                      share amounts)

Revenues:
   Merchandise sales.................... $ 12,726  $ 12,173  $ 28,001  $ 25,928
   Service charges......................   10,912     9,298    21,971    18,257
   Check cashing fees...................      543       548     1,151     1,109
   Other................................      575       501     1,198     1,032
                                         --------  --------  --------  --------
                                           24,756    22,520    52,321    46,326
                                         --------  --------  --------  --------
Cost of goods sold and expenses:
   Cost of goods sold...................    8,112     8,223    18,411    17,339
   Operating expenses...................   11,967     9,291    23,307    18,310
   Interest expense.....................      701       604     1,464     1,184
   Depreciation.........................      542       375     1,054       716
   Amortization.........................      379       374       758       744
   Administrative expenses..............    1,830     1,367     3,575     2,758
                                         --------  --------  --------  --------
                                           23,531    20,234    48,569    41,051
                                         --------  --------  --------  --------
Income before income taxes..............    1,225     2,286     3,752     5,275
Provision for income taxes..............      469       830     1,417     1,981
                                         --------  --------  --------  --------
Income before cumulative effect of
 change in accounting principle.........      756     1,456     2,335     3,294
Cumulative effect on prior years of
 change in accounting principle.........        -         -    (2,287)        -
                                         --------  --------  --------  --------
Net income.............................. $    756  $  1,456  $     48  $  3,294
                                         ========  ========  ========  ========

Net income per share:
   Basic
     Income before cumulative effect of
      change in accounting principle.... $   0.09  $   0.17  $   0.27  $   0.38
     Cumulative effect of change in
      Accounting principle..............        -         -     (0.26)        -
                                         --------  --------  --------  --------
     Net income......................... $   0.09  $   0.17  $   0.01  $   0.38
                                         ========  ========  ========  ========

   Diluted
     Income before cumulative effect of
      change in accounting principle.... $   0.09  $   0.16  $   0.26  $   0.35
     Cumulative effect of change in
      accounting principle..............        -         -     (0.25)        -
                                         --------  --------  --------  --------
     Net income......................... $   0.09  $   0.16  $   0.01  $   0.35
                                         ========  ========  ========  ========

Unaudited pro forma amounts assuming
 Retroactive application of change in
 accounting principle:
     Revenues........................... $ 24,756  $ 21,330  $ 52,321  $ 44,019
     Net income.........................      756     1,221     2,335     2,981
     Basic earnings per share...........     0.09      0.14      0.27      0.35
     Diluted earnings per share.........     0.09      0.13      0.26      0.32


                    The accompanying notes are an integral
         part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------

                                                          Six-Month Period
                                                            Ended June 30,
                                                            --------------
                                                            2000      1999
                                                            ----      ----
                                                       (unaudited, in thousands)
Cash flows from operating activities:
   Net income...........................................  $     48  $  3,294
   Adjustments to reconcile net income to net cash
    flows from operating activities:
       Depreciation and amortization....................     1,812     1,460
       Cumulative effect of change in accounting
        principle.......................................     2,287         -
   (Increase) decrease in:
       Service charges receivable.......................       218      (134)
       Inventories......................................       602      (765)
       Prepaid expenses and other assets................    (4,977)   (1,092)
   Increase (decrease) in:
       Accounts payable and accrued expenses............       202       (79)
       Income taxes payable.............................       408       157
                                                          --------  --------
          Net cash flows from operating activities......       600     2,841
                                                          --------  --------
Cash flows from investing activities:
   Net (increase) decrease in receivables...............     2,019      (907)
   Purchases of property and equipment..................    (1,316)   (1,396)
   Acquisition of existing stores.......................         -      (524)
                                                          --------  --------
          Net cash flows from investing activities......       703    (2,827)
                                                          --------  --------
Cash flows from financing activities:
   Proceeds from debt...................................     3,777     9,700
   Repayments of debt...................................    (8,619)   (8,719)
   Purchase of treasury stock...........................      (248)        -
   Registration fees....................................         -       (13)
   Proceeds from exercise of stock options..............         -        26
                                                          --------  --------
          Net cash flows from financing activities......    (5,090)      994
                                                          --------  --------
Change in cash and cash equivalents.....................    (3,787)    1,008
Cash and cash equivalents at beginning of the period....    10,717     4,458
                                                          --------  --------
Cash and cash equivalents at end of the period..........  $  6,930  $  5,466
                                                          ========  ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest..........................................  $  1,450  $  1,293
                                                          ========  ========
      Income taxes......................................  $  1,008  $    739
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

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 1999 Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 2000 and December 31, 1999 and for the periods ended June 30, 2000 and 1999 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Revolving Credit Facility
----------------------------------

     The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At June 30, 2000, $43,000,000 was outstanding under this Credit Facility and an additional $5,505,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.6% at June 30, 2000) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the six months ended June 30, 2000 and as of August 11, 2000.

Note 3 - Earnings Per Share
---------------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three Months Ended  Six Months Ended
                                         ------------------  ----------------
                                         June 30,  June 30,  June 30,  June 30,
                                           2000      1999      2000      1999
                                           ----      ----      ----      ----
Numerator:
   Income before cumulative effect
    of change in accounting principle
    for calculating basic and diluted
    earnings per share                  $    756  $  1,456  $  2,335  $  3,294
   Cumulative effect on prior years
    of change in accounting principle
    for calculating basic and diluted
    earnings per share                         -         -    (2,287)        -
                                        --------  --------  --------  --------
   Net income for calculating basic
    and diluted earnings per share      $    756  $  1,456  $     48  $  3,294
                                        ========  ========  ========  ========
   Pro forma net income assuming
    retroactive application of change
    in accounting principle             $    756  $  1,221  $  2,335  $  2,981
                                        ========  ========  ========  ========

Denominator:
   Weighted-average common shares for
    calculating basic earnings per
    share                                  8,811     8,624     8,830     8,621
   Effect of dilutive securities:
      Stock options and warrants               -       474       106       516
      Contingently issuable shares
       due to acquisitions                     -       227         -       212
                                        --------  --------  --------  --------
   Weighted-average common shares
    for calculating diluted earnings
    per share                              8,811     9,325     8,936     9,349
                                        ========  ========  ========  ========

Basic earnings per share:
   Income before cumulative effect
    of change in accounting principle   $   0.09  $   0.17  $   0.27  $   0.38
   Cumulative effect of change in
    accounting principle                       -         -     (0.26)        -
                                        --------  --------  --------  --------
   Net income                           $   0.09  $   0.17  $   0.01  $   0.38
                                        ========  ========  ========  ========
   Pro forma net income                 $   0.09  $   0.14  $   0.27  $   0.35
                                        ========  ========  ========  ========

Diluted earnings per share:
   Income before cumulative effect
    of change in accounting principle   $   0.09  $   0.16  $   0.26  $   0.35
   Cumulative effect of change in
    accounting principle                       -         -     (0.25)        -
                                        --------  --------  --------  --------
   Net income                           $   0.09  $   0.16  $   0.01  $   0.35
                                        ========  ========  ========  ========
   Pro forma net income                 $   0.09  $   0.13  $   0.26  $   0.32
                                        ========  ========  ========  ========

Note 4 - Change in Accounting Principle
---------------------------------------

     Effective January 1, 2000, the Company changed its method of income recognition on pawn loans. The Company accrues pawn service charge revenue on a constant yield basis for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. For loans not repaid, the cost of forfeited collateral (inventory) is stated at the lower of cost (cash amount loaned) or market. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial loan period for all pawn loans written. Service charges applicable to the extension periods or additional loan periods were not recognized as income until the loan was repaid or renewed. If the loan was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount loaned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure results of operations. The cumulative effect of the accounting method change on all periods since inception of the Company through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction to net income for the six months ended June 30, 2000. Operating results for the three and six months ended June 30, 2000 have been calculated using the new accounting method. The unaudited pro forma amounts shown in the statements of income reflect the effect of retroactive application on pawn service charges, cost of sales and related income taxes.

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

     Management of the Company evaluates performance based on the operating income of each segment. There are no intersegmental sales. Each of the segments are supervised separately. Information concerning the segments is set forth below (in thousands):

                                            Check Cashing/
                                     Pawn   Payday Advance
                                    Stores      Stores    Software  Consolidated
                                    ------      ------    --------  ------------

Three Months Ended June 30, 2000
--------------------------------
Total revenues                     $ 20,247    $  4,039   $    470   $ 24,756
Depreciation and amortization           681         195         45        921
Income before interest and
 income taxes                         1,425         942       (441)     1,926
Total assets at June 30, 2000        86,631      32,011      2,423    121,065
Capital expenditures                    401          86         46        533

Three Months Ended June 30, 1999
--------------------------------

Total revenues (pro forma)           16,914       3,461        955     21,330
Depreciation and amortization           554         176         19        749
Income before interest and income
 taxes (pro forma)                    1,448         968        105      2,521
Total assets at June 30, 1999        84,868      31,304      2,050    118,222
Capital expenditures                    526          64         45        635

Six Months Ended June 30, 2000
------------------------------

Total revenues                       43,216       7,965      1,140     52,321
Depreciation and amortization         1,344         384         84      1,812
Income before interest and income
 taxes                                3,524       2,293       (601)     5,216
Total assets at June 30, 2000        86,631      32,011      2,423    121,065
Capital expenditures                    906         253        155      1,314

Six Months Ended June 30, 1999
------------------------------

Total revenues (pro forma)           35,911       6,455      1,653     44,019
Depreciation and amortization         1,079         349         32      1,460
Income before interest and income
 taxes (pro forma)                    4,092       1,711        161      5,964
Total assets at June 30, 1999        84,868      31,304      2,050    118,222
Capital expenditures                  1,034         200        163      1,397


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

     Effective January 1, 2000, the Company changed its method of income recognition on pawn loans. The Company accrues pawn service charge revenue on a constant yield basis for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. For loans not repaid, the cost of forfeited collateral (inventory) is stated at the lower of cost (cash amount loaned) or market. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial loan period for all pawn loans written. Service charges applicable to the extension periods or additional loan periods were not recognized as income until the loan was repaid or renewed. If the loan was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount loaned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure results of operations. The cumulative effect of the accounting method change on all periods since inception of the Company through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction to net income for the six months ended June 30, 2000.

     For purposes of comparison and discussion of the financial results, the following analysis compares the three and six months ended June 30, 2000 to the three and six months ended June 30, 1999 based on an unaudited pro forma retroactive application using the changed accounting principle for the three and six months ended June 30, 1999.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2000 compared to the three months ended June 30,
1999
----------------------------------------------------------------------------

     Total revenues increased 16% to $24,756,000 for the three months ended June 30, 2000 ("the Second Quarter of 2000") as compared to revenues of $21,330,000 for the three months ended June 30, 1999 ("the Second Quarter of 1999"). Of the $3,426,000 increase in total revenues, $1,061,000 relates to revenues generated by the 13 stores acquired or opened subsequent to April 1, 1999. The remaining increase of $2,365,000 relates to the 12% same store revenue increase at the 134 stores which were in operation during all of the Second Quarter of 1999 and the Second Quarter of 2000. Of the $3,426,000 increase in total revenues, 16%, or $553,000 was attributable to increased merchandise sales, 82%, or $2,804,000 was attributable to increased service charges, 2%, or $74,000 was attributable to increased other income, and the remaining decrease of $5,000, was attributable to a decrease in check cashing fees. As a percentage of total revenues, merchandise sales decreased from 57% to 52%, service charges increased from 38% to 44%, check cashing fees decreased from 3% to 2%, and other income was 2% of total revenues during both the Second Quarter of 1999 and the Second Quarter of 2000. The gross profit as a percentage of merchandise sales decreased to 36% during the Second Quarter of 2000 compared to 40% during the Second Quarter of 1999.

     The aggregate receivables balance (pawn loans plus payday advances) increased 2% from $20,843,000 as of June 30, 1999 to $21,295,000 as of June 30,
2000. Of the $452,000 increase, $1,049,000 was attributable to the addition of 12 stores acquired subsequent to June 30, 1999. The remaining decrease was attributable to the 3%, or $597,000, decrease in aggregate receivable balances at the 135 stores in operation at both June 30, 1999 and June 30, 2000.

     Operating expenses increased 28% to $11,967,000 during the Second Quarter of 2000 compared to $9,344,000 during the Second Quarter of 1999, primarily as a result of increased bad debt related to the introduction of payday advances in most of the Company's pawn stores subsequent to the Second Quarter of 1999. Administrative expenses increased 34% to $1,830,000 during the Second Quarter of 2000 compared to $1,367,000 during the Second Quarter of 1999, primarily due to the addition of supervisory staff and other overhead related to the introduction of payday advances in the Company's pawn stores. Interest expense increased 16% from $604,000 in the Second Quarter of 1999 to $701,000 in the Second Quarter of 2000, primarily due to the overall higher level of debt during the Second Quarter of 2000 compared to the Second Quarter of 1999.

     For the Second Quarter of 2000 and the Second Quarter of 1999, the Company's tax provisions of 38% and 36%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------

     Total revenues increased 19% to $52,321,000 for the six months ended June 30, 2000 (the "Six-Month 2000 Period") as compared to $44,019,000 for the six months ended June 30, 1999 (the "Six-Month 1999 Period"). Of the $8,302,000 increase in total revenues, $5,979,000 relates to the 14% same store increase at the 131 stores which were in operation throughout both the Six-Month 1999 Period and the Six-Month 2000 Period. The remaining increase of $2,323,000 resulted from revenues generated by 16 stores which were acquired or opened subsequent to January 1, 1999. In addition, 25% of the increase in total revenues, or $2,073,000, was attributable to increased merchandise sales, 73%, or $6,021,000, was attributable to increased service charges, $42,000 was attributable to increased check cashing fees, and the remaining increase of $166,000, or 2%, was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 59% to 54% during the Six-Month 2000 Period compared to the Six-Month 1999 Period, while service charges increased from 36% to 42%. Check cashing fees and other income decreased from a combined 5% of total revenues in the Six-Month 1999 Period to a combined 4% in the Six Month 2000 Period. The gross profit as a percentage of merchandise sales decreased from 40% in the Six-Month 1999 Period to 34% in the Six-Month 2000 Period.

     The aggregate receivables balance (pawn loans plus payday advances) increased 2% from $20,843,000 as of June 30, 1999 to $21,295,000 as of June 30,
2000. Of the $452,000 increase, $1,049,000 was attributable to the addition of 12 stores acquired subsequent to June 30, 1999. The remaining decrease was attributable to the 3%, or $597,000, decrease in aggregate receivable balances at the 135 stores in operation at both June 30, 1999 and June 30, 2000.

     Operating expenses increased 27% to $23,307,000 during the Six-Month 2000 Period compared to $18,363,000 during the Six-Month 1999 Period, primarily as a result of increased bad debt related to the introduction of payday advances in most of the Company's pawn stores subsequent to January 1, 1999. Administrative expenses increased 30% to $3,575,000 during the Six-Month 2000 Period compared to $2,758,000 during the Six-Month 1999 Period. Interest expense increased to $1,464,000 in the Six-Month 2000 Period compared to $1,184,000 in the Six-Month 1999 Period.

     For both the Six-Month 2000 and 1999 Periods, the Company's tax provisions of 38% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

     The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At June 30, 2000, $43,000,000 was outstanding under this Credit Facility and an additional $5,505,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.6% at June 30, 2000) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the six months ended June 30, 2000 and as of August 11, 2000. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

     As of June 30, 2000, the Company's primary sources of liquidity were $6,930,000 in cash and cash equivalents, $2,732,000 in service charges receivable, $21,295,000 in receivables, $17,960,000 in inventories and $5,505,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of June 30, 2000 of $45,014,000 and a total liabilities to equity ratio of 0.88 to 1.

     Net cash provided by operating activities for the Company during the Six Month 2000 Period was $600,000 as compared with $2,841,000 provided by operating activities during the Six-Month 1999 Period. Net cash provided by investing activities during the Six-Month 2000 Period was $703,000 as compared with $2,827,000 used by investing activities during the Six-Month 1999 Period. Net cash used for financing activities of $5,090,000 during the Six-Month 2000 Period compares to net cash provided by financing activities of $994,000 during the Six-Month 1999 Period.

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

     Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of August 11, 2000. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

     The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between July 1, 2000 and August 11, 2000, the Company did not open or acquire any new stores. All store openings and acquisitions during the six months ended June 30, 2000 were financed with proceeds from the Company's Credit Facility and with cash generated from operations.

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

                         PART II.  OTHER INFORMATION
                         ---------------------------

ITEM 2.  Changes in securities

         b. During the six months ended June 30, 2000, the Company repurchased 53,882 shares of common stock for an aggregate purchase price of $250,000.

ITEM 4.  Submission of matters to a vote of security holders

         On June 29, 2000, the Company held its annual meeting of stockholders and its stockholders voted for (or ratified) the following proxy proposals as a result of a majority of the Company's outstanding capital stock voting in favor of the proposals. The proposals ratified at the June 29, 2000 annual stockholders' meeting are as follows:

         1. The stockholders re-elected Rick L. Wessel, Richard T. Burke and Joe R. Love as directors of First Cash Financial Services, Inc.

         2. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2000.

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


Dated:  August 11, 2000             FIRST CASH FINANCIAL SERVICES, INC.
                                    ------------------------------------
                                    (Registrant)


/s/ Phillip E. Powell               /s/ Rick L. Wessel
--------------------------          -------------------------
Phillip E. Powell                   Rick L. Wessel
Chairman of the Board and           Chief Accounting Officer
Chief Executive Officer