Form 10-Q
period 2000-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2000-11-09
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended         Commission File Number:
         September 30, 2000                   0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                           75-2237318
     (State of Incorporation)                 (IRS Employers
                                              Identification
     690 East Lamar, Suite 400                    Number)
         Arlington, Texas
  (Address of principal executive                  76011
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

                            Yes    x       No  ___

 As of November 10, 2000, there were 8,796,027 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

 Part I.  Financial Information
 Item 1.  Financial Statements

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,  December 31,
                                                     2000         1999
                                                   -------      -------
                                             (unaudited, amounts in thousands
                                                    except share amounts)
                     ASSETS
 Cash and cash equivalents....................    $  8,885     $ 10,717
 Service charges receivable...................       2,652        3,826
 Receivables..................................      21,073       23,568
 Inventories..................................      18,153       21,091
 Prepaid expenses and other current assets....       2,828        4,487
                                                   -------      -------
    Total current assets .....................      53,591       63,689
 Property and equipment, net..................      11,066       10,954
 Intangible assets, net.......................      53,467       54,600
 Other........................................       4,381        2,196
                                                   -------      -------
                                                  $122,505     $131,439
                                                   =======      =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt and
   notes payable..............................    $  1,689     $  1,689
 Accounts payable and accrued expenses........       6,741        4,892
 Income taxes payable.........................         179          183
                                                   -------      -------
    Total current liabilities ................       8,609        6,764
 Revolving credit facility....................      43,000       47,000
 Long-term debt and notes payable,
   net of current portion.....................       3,755        5,020
 Deferred income taxes........................       2,867        3,540
                                                   -------      -------
                                                    58,231       62,324
                                                   -------      -------
 Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
     shares authorized; no shares issued
     or outstanding ..........................           -            -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 9,320,868 and
     9,320,868 shares issued, respectively;
     8,796,027 and 8,849,909 shares
     outstanding, respectively ...............          94           93
   Additional paid-in capital ................      50,952       50,953
   Retained earnings .........................      21,486       20,334
   Common stock receivables from officers ....      (5,743)           -
   Common stock held in treasury, at cost,
     524,841 and 470,959 shares, respectively.      (2,515)      (2,265)
                                                   -------      -------
                                                    64,274       69,115
                                                   -------      -------
                                                  $122,505     $131,439
                                                   =======      =======

          See notes to condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                 Three Months Ended    Nine Months Ended
                                 -------------------  --------------------
                                 Sept. 30, Sept. 30,  Sept. 30,  Sept. 30,
                                   2000      1999       2000       1999
                                  -------   -------    -------    -------
                           (unaudited, in thousands, except per share amounts)
 Revenues:
      Merchandise sales.......   $ 12,662  $ 11,879   $ 40,663   $ 37,807
      Service charges.........     12,004    10,532     33,975     28,789
      Check cashing fees......        536       530      1,687      1,639
      Other...................        505       408      1,703      1,440
                                  -------   -------    -------    -------
                                   25,707    23,349     78,028     69,675
                                  -------   -------    -------    -------
 Cost of goods sold and expenses:
      Cost of goods sold......      8,071     8,178     26,482     25,517
      Operating expenses......     11,685     9,844     34,992     28,154
      Interest expense........        721       733      2,185      1,917
      Depreciation............        564       405      1,618      1,121
      Amortization............        379       375      1,137      1,119
      Administrative expenses.      2,494     1,512      6,069      4,270
                                  -------   -------    -------    -------
                                   23,914    21,047     72,483     62,098
                                  -------   -------    -------    -------
 Income before income taxes...      1,793     2,302      5,545      7,577
 Provision for income taxes...        690       933      2,107      2,914
                                  -------   -------    -------    -------
 Income before cumulative
   effect of change in
   accounting principle.......      1,103     1,369      3,438      4,663
 Cumulative effect on prior
   years of change in
   accounting principle.......          -         -     (2,287)         -
                                  -------   -------    -------    -------
 Net income...................   $  1,103  $  1,369   $  1,151   $  4,663
                                  =======   =======    =======    =======
 Net income per share:
   Basic
     Income before cumulative
       effect of change
       in accounting principle   $   0.13  $   0.16   $   0.39   $   0.54
     Cumulative effect of
       change in accounting
       principle .............          -         -      (0.26)         -
                                  -------   -------    -------    -------
     Net income ..............   $   0.13  $   0.16   $   0.13   $   0.54
                                  =======   =======    =======    =======
   Diluted
     Income before cumulative
       effect of change
       in accounting principle   $   0.13  $   0.15   $   0.39   $   0.50
     Cumulative effect of
       change in accounting
       principle .............          -         -      (0.26)         -
                                  -------   -------    -------    -------
     Net income ..............   $   0.13  $   0.15   $   0.13   $   0.50
                                  =======   =======    =======    =======
 Unaudited pro forma amounts
   assuming retroactive
   application of change
   in accounting principle:
   Revenues ..................   $ 25,707  $ 22,215   $ 78,028   $ 66,234
   Net income ................      1,103     1,214      3,438      4,195
   Basic earnings per share ..       0.13      0.14       0.39       0.49
   Diluted earnings per share        0.13      0.13       0.39       0.45


          See notes to condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Nine-Month Period
                                          Ended September 30,
                                                     2000         1999
                                                   -------      -------
                                                (unaudited, in thousands)
 Cash flows from operating activities:
   Net income ..............................      $  1,151     $  4,663
   Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation and amortization.........         2,755        2,240
      Cumulative effect of change in
        accounting principle................         2,287            -
   Adjustments to reconcile net income to net
     cash provided (used) by Operating activities:
    Service charges receivable .............           298         (270)
    Inventories ............................           409       (3,030)
    Prepaid expenses and other assets ......        (3,096)      (1,359)
   Accounts payable and accrued expenses ...         1,849          345
    Income taxes payable  ..................           695          244
                                                   -------      -------
      Net cash flows provided by operating
      activities ...........................         6,348        2,833
                                                   -------      -------
 Cash flows from investing activities:
   Net (increase) decrease in receivables ..         2,241       (2,303)
   Purchases of property and equipment .....        (1,730)      (2,220)
   Acquisition of existing stores ..........            (4)      (1,008)
                                                   -------      -------
      Net cash flows provided (used) by
        investing activities ...............           507       (5,531)
                                                   -------      -------
 Cash flows from financing activities:
   Proceeds from debt ......................         6,272       15,800
   Repayments of debt ......................       (11,537)      (9,502)
   Purchase of treasury stock ..............          (250)           -
   Common stock receivable from officers ...        (3,172)        (608)
   Registration fees .......................             -          (12)
   Proceeds from exercise of stock options .             -           81
                                                   -------      -------
      Net cash flows provided (used) by
        financing activities ...............        (8,687)       5,759
                                                   -------      -------
 Change in cash and cash equivalents........        (1,832)       3,061
 Cash and cash equivalents at beginning of
   the period                                       10,717        4,458
                                                   -------      -------
 Cash and cash equivalents at end of the period   $  8,885     $  7,519
                                                   =======      =======
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest ...............................      $  2,148     $  1,934
    Income taxes ...........................      $  1,418     $  1,585


          See notes to condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 1999 Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 2000 and December 31, 1999 and for the periods ended September 30, 2000 and 1999 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

 Note 2 - Revolving Credit Facility

      The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At September 30, 2000, $43,000,000 was outstanding under this Credit Facility and an additional $4,400,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.6% at September 30, 2000) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the nine months ended September 30, 2000 and as of November 10, 2000.

 Note 3 - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share including the unaudited pro forma amounts reflecting the effect of retroactive application of the change in accounting principle for income recognition on pawn service loans (in thousands, except per share data):

                                     Three Months Ended    Nine Months Ended
                                     -------------------  --------------------
                                     Sept. 30, Sept. 30,  Sept. 30,  Sept. 30,
                                       2000      1999       2000       1999
                                      -------   -------    -------    -------
Numerator:
  Income before cumulative effect
   of change in accounting principle
   for calculating basic and diluted
   earnings per share                $  1,103  $  1,369   $  3,438   $  4,663
  Cumulative effect on prior years
   of change in accounting principle
   for calculating basic and diluted
   earnings per share                       -         -     (2,287)         -
                                      -------   -------    -------    -------
  Net income for calculating basic
   and diluted earnings per share    $  1,103  $  1,369   $  1,151   $  4,663
                                      =======   =======    =======    =======
  Pro forma net income assuming
   retroactive application of change
   in accounting principle           $  1,103  $  1,214   $  3,438   $  4,195
                                      =======   =======    =======    =======
Denominator:
  Weighted-average common
   shares for calculating basic
   earnings per share                   8,796     8,630      8,819      8,624
  Effect of dilutive securities:
   Stock options and warrants               -       560         71        530
   Contingently issuable shares
   due to acquisitions                      -       212          -        214
                                      -------   -------    -------    -------
  Weighted-average common
   shares for calculating diluted
   earnings per share                   8,796     9,402      8,890      9,368
                                      =======   =======    =======    =======
Basic earnings per share:
  Income before cumulative effect
   of change in accounting principle $   0.13  $   0.16    $  0.39   $   0.54
  Cumulative effect of change in
   accounting principle                     -         -      (0.26)         -
                                      -------   -------    -------    -------
  Net income                         $   0.13  $   0.16    $  0.13   $   0.54
                                      =======   =======    =======    =======
  Pro forma net income               $   0.13  $   0.14    $  0.39   $   0.49
                                      =======   =======    =======    =======
Diluted earnings per share:
  Income before cumulative effect
   of change in accounting principle $   0.13  $   0.15    $  0.39   $   0.50
  Cumulative effect of change in
   accounting principle                     -         -      (0.26)         -
                                      -------   -------    -------    -------
  Net income                         $   0.13  $   0.15    $  0.13   $   0.50
                                      =======   =======    =======    =======
  Pro forma net income               $   0.13  $   0.13    $  0.39   $   0.45
                                      =======   =======    =======    =======

 Note 4 - Change in Accounting Principle

      Effective January 1, 2000, the Company changed its method of income recognition on pawn loans. The Company accrues pawn service charge revenue on a constant yield basis for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. For loans not repaid, the cost of forfeited collateral (inventory) is stated at the lower of cost (cash amount loaned) or market. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial loan period for all pawn loans written. Service charges applicable to the extension periods or additional loan periods were not recognized as income until the loan was repaid or renewed. If the loan was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount loaned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure results of operations. The cumulative effect of the accounting method change on all periods since inception of the Company through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction to net income for the nine months ended September 30, 2000. Operating results for the three and nine months ended September 30, 2000 have been calculated using the new accounting method. The unaudited pro forma amounts shown in the statements of income reflect the effect of retroactive application on pawn service charges, cost of sales and related income taxes.

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

      Management of the Company evaluates performance based on the operating income of each segment. There are no intersegmental sales. Each of the segments are supervised separately. Information concerning the segments is set forth below (in thousands):

                                             Check Cashing/
                                       Pawn  Payday Advance
                                      Stores     Stores    Software Consolidated
                                      -------   -------    -------    -------
Three Months Ended September 30, 2000
-------------------------------------
 Total revenues                      $ 20,869  $  4,359   $    479   $ 25,707
 Depreciation and amortization            853        48         42        943
 Income before interest and
   income taxes                         1,040     1,736       (262)     2,514
 Total assets at September 30, 2000    87,809    32,421      2,275    122,505
 Capital expenditures                     338        29         21        388

Three Months Ended September 30, 1999
-------------------------------------
 Total revenues (pro forma)            17,214     3,951      1,050     22,215
 Depreciation and amortization            733        29         18        780
 Income before interest and income
   taxes (pro forma)                    1,141     1,393        241      2,775
 Total assets at September 30, 1999    91,084    31,823      2,568    125,475
 Capital expenditures                     633       131         85        849

Nine Months Ended September 30, 2000
------------------------------------
 Total revenues                        64,085    12,324      1,619     78,028
 Depreciation and amortization          2,507       137        111      2,755
 Income before interest and income
   taxes                                3,798     4,703       (771)     7,730
 Total assets at September 30, 2000    87,809    32,421      2,275    122,505
 Capital expenditures                   1,244       281        177      1,702

Nine Months Ended September 30, 1999
------------------------------------
 Total revenues (pro forma)            53,126    10,405      2,703     66,234
 Depreciation and amortization          1,771       402         67      2,240
 Income before interest and income
   taxes (pro forma)                    4,497     3,762        479      8,738
 Total assets at September 30, 1999    91,084    31,823      2,568    125,475
 Capital expenditures                   1,667       331        248      2,246


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

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

      The Company also currently owns check cashing and payday advance stores in California, Washington, Oregon, Illinois and Washington, D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and payday advances. The Company also owns Answers, etc., a company which provides computer hardware and software to over 1,900 third party check cashing and payday advance operators throughout the country, as well as ongoing technical support. In addition, the Company is a 50% partner in Cash & Go, Ltd., a joint venture which owns financial service kiosks located inside convenience stores.

      Although the Company has had significant increases in revenues due primarily to acquisitions and secondarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, advertising, property taxes, licenses, supplies, security and net returned checks. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal expenses, claims and legal settlements, and accounting fees and stockholder-related expenses.

      Effective January 1, 2000, the Company changed its method of income recognition on pawn loans. The Company accrues pawn service charge revenue on a constant yield basis for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. For loans not repaid, the cost of forfeited collateral (inventory) is stated at the lower of cost (cash amount loaned) or market. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial loan period for all pawn loans written. Service charges applicable to the extension periods or additional loan periods were not recognized as income until the loan was repaid or renewed. If the loan was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount loaned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure results of operations. The cumulative effect of the accounting method change on all periods since inception of the Company through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction to net income for the nine months ended September 30, 2000.

      For purposes of comparison and discussion of the financial results, the following analysis compares the three and nine months ended September 30, 2000 to the three and nine months ended September 30, 1999 based on an unaudited pro forma retroactive application using the changed accounting principle for the three and nine months ended September 30, 1999.

 RESULTS OF OPERATIONS

 Three months ended September 30, 2000 compared to the three months ended September 30, 1999

      Total revenues increased 16% to $25,707,000 for the three months ended September 30, 2000 ("the Third Quarter of 2000") as compared to pro forma revenues of $22,215,000 for the three months ended September 30, 1999 ("the Third Quarter of 1999"). Of the $3,492,000 increase in total revenues, $737,000 relates to revenues generated by the 12 stores acquired or opened subsequent to July 1, 1999. The remaining increase of $2,755,000 relates to the 13% same store revenue increase at the 138 stores which were in operation during all of the Third Quarter of 1999 and the Third Quarter of 2000. Of the $3,492,000 increase in total revenues, 23%, or $784,000 was attributable to increased merchandise sales, 74%, or $2,601,000 was attributable to increased service charges, 3%, or $101,000 was attributable to increased other income, and the remaining increase of $6,000, was attributable to an increase in check cashing fees. As a percentage of total revenues, merchandise sales decreased from 51% to 49%, service charges increased from 45% to 47%, check cashing fees and other income represented a combined 4% of total revenues during both the Third Quarter of 1999 and the Third Quarter of 2000. The pro forma gross profit as a percentage of merchandise sales decreased to 36% during the Third Quarter of 2000 compared to 38% during the Third Quarter of 1999.

      The aggregate receivables balance (pawn loans plus payday advances) decreased 8% from $22,970,000 as of September 30, 1999 to $21,073,000 as of September 30, 2000. The $1,897,000 decrease consists of an increase of $1,486,000 which was attributable to the 12 stores acquired or opened subsequent to September 30, 1999, net of a $3,383,000 decrease in aggregate receivable balances at the 138 stores in operation at both September 30, 1999 and September 30, 2000.

      Operating expenses  increased  19%  to  $11,685,000  during  the  Third
 Quarter of 2000 compared to $9,844,000 during the Third Quarter of 1999, primarily as a result of an increase in net returned items related to the introduction of payday advances in most of the Company's pawn stores subsequent to the Third Quarter of 1999. Administrative expenses increased 65% to $2,494,000 during the Third Quarter of 2000 compared to $1,512,000 during the Third Quarter of 1999, primarily due to legal expense, legal settlements, the addition of supervisory staff and other overhead related to the introduction of payday advances in the Company's pawn stores. Interest expense decreased 2% from $733,000 in the Third Quarter of 1999 to $721,000 in the Third Quarter of 2000, primarily due to the overall lower level of debt during the Third Quarter of 2000 compared to the Third Quarter of 1999.

      For the Third Quarter of 2000 and the Third Quarter of 1999, the Company's tax provisions of 38% and 40%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

 Nine months ended September 30, 2000 compared to Nine months ended September 30, 1999

      Total revenues increased 18% to $78,028,000 for the nine months ended September 30, 2000 (the "Nine-Month 2000 Period") as compared to pro forma revenues of $66,234,000 for the nine months ended September 30, 1999 (the "Nine-Month 1999 Period"). Of the $11,794,000 increase in total revenues, $9,138,000 relates to the 15% same store increase at the 135 stores which were in operation throughout both the Nine-Month 1999 Period and the Nine-Month 2000 Period. The remaining increase of $2,656,000 resulted from revenues generated by 16 stores which were acquired or opened subsequent to January 1, 1999. In addition, 24% of the increase in total revenues, or $2,857,000, was attributable to increased merchandise sales, 73%, or $8,585,000, was attributable to increased service charges, $50,000 was attributable to increased check cashing fees, and the remaining increase of $302,000, or 2%, was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 54% to 52% during the Nine-Month 2000 Period compared to the Nine-Month 1999 Period, while service charges increased from 41% to 44%. Check cashing fees and other income represented a combined 4% of total revenues in both the Nine-
 Month 1999 Period and the Nine-Month 2000 Period. The pro forma gross profit as a percentage of merchandise sales decreased from 40% in the Nine-Month 1999 Period to 35% in the Nine-Month 2000 Period.

      The aggregate receivables balance (pawn loans plus payday advances) decreased 8% from $22,970,000 as of September 30, 1999 to $21,073,000 as of September 30, 2000. The $1,897,000 decrease consists of an increase of $1,486,000 which was attributable to the 12 stores acquired or opened subsequent to September 30, 1999, net of a $3,383,000 decrease in aggregate receivable balances at the 138 stores in operation at both September 30, 1999 and September 30, 2000.

      Operating expenses increased 24% to $34,992,000 during the Nine-Month 2000 Period compared to $28,154,000 during the Nine-Month 1999 Period, primarily as a result of an increase in net returned items related to the introduction of payday advances in most of the Company's pawn stores subsequent to January 1, 1999. Administrative expenses increased 42% to $6,069,000 during the Nine-Month 2000 Period compared to $4,270,000 during the Nine-Month 1999 Period primarily due to legal expense, legal settlements, the addition of supervisory staff and other overhead related to the introduction of payday advances in the Company's pawn stores. Interest expense increased 14% to $2,185,000 in the Nine-Month 2000 Period compared to $1,917,000 in the Nine-Month 1999 Period primarily due to higher interest rates and higher debt levels in early 2000.

      For both the Nine-Month 2000 and 1999 Periods, the Company's tax provisions of 38% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company currently maintains a $55,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At September 30, 2000, $43,000,000 was outstanding under this Credit Facility and an additional $4,400,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.6% at September 30, 2000) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the nine months ended September 30, 2000 and as of November 10, 2000. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of September 30, 2000, the Company's primary sources of liquidity were $8,885,000 in cash and cash equivalents, $2,652,000 in service charges receivable, $21,073,000 in receivables, $18,153,000 in inventories and $4,400,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of September 30, 2000 of $44,982,000 and a total liabilities to equity ratio of 0.90 to 1.

      Net cash provided by operating activities for the Company during the Nine-Month 2000 Period was $6,348,000 as compared with $2,833,000 provided by operating activities during the Nine-Month 1999 Period. Net cash provided by investing activities during the Nine-Month 2000 Period was $507,000 as compared with $5,531,000 used by investing activities during the Nine-Month 1999 Period. Net cash used for financing activities of $8,687,000 during the Nine-Month 2000 Period compares to net cash provided by financing activities of $5,759,000 during the Nine-Month 1999 Period.

      The profitability and liquidity of the Company are affected by the amount of pawn loans outstanding, which is controlled in part by the
 Company's pawn lending decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated sale value tend to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated sale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In each of the Company's last three fiscal years, at least 70% of the amounts loaned were either paid in full or renewed. The Company's renewal policy allows customers to renew pawn loans by repaying all accrued interest on such pawn loans. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

      Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of November 10, 2000. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between October 1, 2000 and November 10, 2000, the Company did not open or acquire any new stores. All store openings and acquisitions during the nine months ended September 30, 2000 were financed with proceeds from the Company's Credit Facility and with cash generated from operations.

 FORWARD LOOKING INFORMATION

      This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and
 Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity, and capital resources. Forward-looking statements are included in the "Liquidity and Capital Resources" section of this annual report. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

                         PART II.  OTHER INFORMATION

 ITEM 2.  Changes in securities

       b. During the quarter ended June 30, 2000, the Company repurchased 53,882 shares of common stock for an aggregate purchase price of $250,000.

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


 Dated:  November 10, 2000               FIRST CASH FINANCIAL SERVICES, INC.
                                         (Registrant)


 /s/ Phillip E. Powell                   /s/ Rick L. Wessel
 -------------------------               ------------------------
 Phillip E. Powell                       Rick L. Wessel
 Chairman of the Board and               Chief Accounting Officer
 Chief Executive Officer