Form 10-K
period 2000-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2001-03-30
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

 (Mark One)
   [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the year ended December 31, 2000, or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ___________ Commission file number 0-19133

                     FIRST CASH FINANCIAL SERVICES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                75-2237318
   -------------------------------         ---------------------------------
   (state or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

     690 East Lamar Blvd., Suite 400
             Arlington, Texas                            76011
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes   [ X ]    No   [   ]

      Indicate by check mark if disclosure  of delinquent filers  pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K or any amendment to this Form 10-K.  [   ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on March 26, 2001 is $24,148,740. As of March 26, 2001, there were 8,666,687 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 27, 2001 is incorporated by reference in
 Part III, Items 10, 11, 12 and 13.

                     FIRST CASH FINANCIAL SERVICES, INC.
                                  FORM 10-K

                     For the Year Ended December 31, 2000

                              TABLE OF CONTENTS
                              -----------------


 PART I

 Item 1     Business.............................................   1
 Item 2     Properties...........................................   8
 Item 3.    Legal Proceedings ...................................   9
 Item 4.    Submission of Matters to a Vote of Security Holders..   9


 PART II

 Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters................................   9
 Item 6.    Selected Financial Data .............................  10
 Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations................  11
 Item 8.    Financial Statements and Supplementary Data .........  17
 Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................  17


 PART III........................................................  17


 PART IV

 Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................  18


 SIGNATURES.....................................................  19

                                    PART I

 Item 1.  Business

 General

      First Cash Financial Services, Inc. (the "Company") is the nation's third largest publicly traded pawnshop operator and currently owns 116 pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer loans, lending money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously-owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. The Company's pawn stores also offer short-term, secured advances ("payday advances"). The Company's primary business plan is to significantly expand its payday advance operations by opening new stores in Texas and other states, by accelerating the growth of its joint venture, Cash & Go, Ltd, which operates payday advance and check cashing kiosks inside convenience stores, and by expanding its payday advance operations in its existing pawn stores.

      The Company also currently owns 33 check cashing and payday advance stores in California, Washington, Oregon, Illinois, and Washington, D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and payday advances. The Company also owns Answers, etc., a company which provides computer hardware and software to third party check cashing and payday advance operators throughout the country, as well as ongoing technical support. In addition, the Company is a 50% partner in Cash & Go, Ltd., a joint venture, which currently owns and operates 36 financial services kiosks located inside convenience stores. For the year ended December 31, 2000, the Company's revenues were derived 52% from retail activities, 44% from lending activities, and 4% from other sources, including check-cashing fees.

      Management believes the pawnshop industry is highly fragmented with approximately 15,000 stores in the United States. The four publicly traded pawnshop companies currently operate approximately 975, or less than 7%, of the pawnshops in the United States. Management believes significant economies of scale, increased operating efficiencies, and revenue growth are achievable by increasing the number of stores under operation and introducing modern merchandising techniques, point-of-sale systems, improved inventory management and store remodeling. In addition, management believes that revenues and operating income of its existing pawn stores can be enhanced by continuing to add consumer financial services, such as payday advances, which will attract new customers to its pawn stores, and provide a broader array of services to its existing customer base. During the years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998 , the Company added 2, 10, 20 and 29 pawn stores to its network, respectively.

      The Company made its initial entry into the check cashing and payday advance business during the twelve months ended July 31, 1998, with the purchase of 11 stores in California and Washington. Management estimates there are approximately 7,000 such check cashing and payday advance locations throughout the United States. The check cashing and payday advance industry is experiencing rapid growth. During the years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998, the Company added 2, 4, 16 and 11 check cashing and payday advance stores to its network, respectively.

      The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly owned subsidiaries, American Loan & Jewelry, Inc., Famous Pawn, Inc., JB Pawn, Inc., Miraglia, Inc., One Iron Ventures, Inc., Capital Pawnbrokers, Inc., Silver Hill Pawn, Inc., Elegant Floors, Inc. and First Cash, S.A. De C.V., First Cash, Ltd., First Cash Corp, First Cash Management, LLC, and First Cash, Inc. The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817)460-3947.

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

 Business Strategy

      The Company's primary business plan is to significantly expand its payday advance operations by opening new stores in Texas and other states, by accelerating the growth of its joint venture, Cash & Go, Ltd, which operates payday advance and check cashing kiosks inside convenience stores, and by expanding its payday advance operations in its existing pawn stores. Secondarily, the Company also plans to open new pawn stores in selective markets, including Mexico, and to selectively acquire check cashing and payday advance stores.

 New Store Openings

      The Company has opened 18 new pawn stores and 8 new check cashing/payday advance stores since its inception and currently intends to open additional check cashing and payday advance stores in locations where management believes appropriate demand and other favorable conditions exist. In addition, the Company's joint venture, Cash & Go, Ltd., has opened 36 financial services kiosks inside convenience stores since its inception in August 1999. Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be ready for business within six weeks. The investment required to open a new pawn store includes inventory, funds available for pawn loans, store fixtures, security systems, computer equipment, and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $200,000 and $300,000 is required to fund a new pawn store for the first six months of operation. Because existing pawn stores already have an established customer base, loan portfolio, and retail-sales business, acquisitions generally contribute more quickly to revenues than do start-up stores. The Company estimates that approximately $100,000 to $150,000 is required to fund a new check cashing/payday advance store for the first six months of operation, which includes investments for leasehold improvements, equipment, loan portfolio, store operating cash, and start-up losses.

 Acquisitions

      Because of the highly fragmented nature of both the pawn industry and the check cashing/payday advance industry, as well as the availability of "mom & pop" sole proprietors willing to sell their stores, the Company believes that acquisition opportunities as well as favorable new store locations exist.

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

 Store Clusters

      Whether acquiring an existing store or opening a new store, the Company seeks to establish clusters of several stores in a specific geographic area in order to achieve certain economies of scale relative to supervision, purchasing and marketing. In Texas, such clusters have been established in the Dallas/Fort Worth metroplex, the Rio Grande Valley area, the Corpus Christi area, and the El Paso area. Store clusters have also been established in the St. Louis, Missouri area, the Oklahoma City, Oklahoma area, in Washington D.C. and its surrounding Maryland suburbs, in Baltimore, Maryland, in Northern California, in the Chicago, Illinois area, in South Carolina, and in the Pacific Northwest. The Company currently plans to continue its expansion in existing markets in Texas, Northern California, the Pacific Northwest and Mexico, and to enter new markets in other states with favorable demographics and regulatory environments.

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

 Pawn Lending Activities

      The Company's pawn stores loan money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of  jewelry,  electronic  equipment, tools,  sporting  goods  and musical equipment. The pledged goods provide security to the Company for the repayment of the loan, as pawn loans cannot be made with personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. The Company contracts for a pawn service charge in lieu of interest to compensate it for the loan. The statutory service charges on loans at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the loan, and from 36% to 240% on an annualized basis at the Company's Oklahoma stores. Loans made in the Maryland stores bear service charges of 144% to 240% on an annualized basis, while loans in Virginia earn 120% to 180% annually. In Washington, D.C., a flat $2 charge per month applies to all loans of up to $40, and a 48% to 60% annualized service charge applies to loans of greater than $40. In Missouri, loans bear a total service and storage charge of 240% on an annualized basis, and South Carolina rates range from 60% to 300%. As of December 31, 2000, the Company's average loan per pawn ticket was approximately $86. Service charges from pawn loans during the years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998 accounted for approximately 19%, 27%, 29%, and 33%, respectively, of the Company's total revenues.

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

      The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum loan to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value includes such sources as catalogs, blue books, and newspapers. The Company also utilizes its computer network to recall recent selling prices of similar merchandise in its own stores. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of loan amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The pledged property is held through the term of the loan, which is 30 days in Texas, South Carolina, Missouri, Virginia, Oklahoma and Maryland, with an automatic extension period of 15 to 60 days depending on state laws, unless the loan is earlier paid or renewed. In Washington, D.C., pledged property is held for 30 days. In the event the borrower does not pay or renew a loan within 90 days in Texas, South Carolina and Missouri, 60 days in Oklahoma, 45 days in Maryland and Virginia, and 30 days in Washington, D.C., the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The Company does not record loan losses or charge-offs because if the loan is not paid, the principal amount loaned becomes the carrying cost of the forfeited collateral ("inventory") that is recovered by sale.

      The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount loaned. For the years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998, the Company's annualized yield on average pawn loan balance was 127%, 145%, 142%, and 136%, respectively.

 Payday Advance Activities

      The Company's check cashing/payday advance stores make secured, short-term advances in which the customer writes the store a personal check in exchange for cash, net of a transaction fee. Fees for payday advances may be regulated by state law and are generally 15% to 18% of the amount advanced per transaction. The term of these advances is thirty days or less. Service charges from payday advances during the years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998 accounted for approximately 25%, 15%, 7%, and 1%, respectively, of the Company's total revenues.

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

 Retail Activities

      The Company acquires merchandise inventory primarily through forfeited pawn loans and purchases of used goods from the general public. Sales of inventory during the years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998, accounted for approximately 52%, 54%, 60%, and 64%, respectively, of the Company's total revenues for these periods. For the years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998, the Company realized gross profit margins on merchandise sales of 36%, 32%, 36%, and 33%, respectively.

      By operating multiple stores, the Company is able to transfer inventory between stores to best meet consumer demand. The Company has established the necessary internal financial controls to implement such inter-store transfers.

      Merchandise acquired by the Company through defaulted pawn loans is carried in inventory at the amount of the related pawn loan. Management believes that this practice lessens the likelihood that the Company will incur significant, unexpected inventory devaluations.

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

      As of March 26, 2001, the Company operated pawn stores in the following markets:

                                                  Number of
                                                  Locations
                                                  ---------
                Texas:
                -----
                Dallas/Fort Worth metropolitan area   27
                Corpus Christi.....................    8
                South Texas........................   17
                El Paso............................    6
                                                     ---
                                                      58
                Missouri:
                --------
                St. Louis metropolitan area........    3
                                                     ---
                                                       3
                Oklahoma:
                --------
                Oklahoma City......................    5
                                                     ---
                                                       5
                South Carolina:
                --------------
                South Carolina.....................   13
                                                     ---
                                                      13
                Mexico:
                ------
                Mexico.............................    5
                                                     ---
                                                       5
                Mid Atlantic:
                ------------
                Baltimore, Maryland................    7
                Washington, D.C. and surrounding
                 Maryland suburbs..................   23
                Virginia...........................    2
                                                     ---
                                                      32
                                                     ---
                Total..............................  116
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

      As of March 26, 2001, the Company operated check cashing/payday advance stores in the following markets:

                                                  Number of
                                                  Locations
                                                  ---------
      Chicago, Illinois...........................    10
      Washington, D.C.............................     3
      Oregon......................................     2
      Northern California.........................    15
      Washington..................................     3
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

      The Company competes primarily with other pawn store operators and check cashing/payday advance operators. Both the pawnshop and check cashing/payday advance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on both pawn loans and payday advances, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

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

 State Regulations

      The Company operates in seven states that have licensing and/or fee regulations on pawn loans, including Texas, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C., and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawn lender. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

      The Company also operates in states which have licensing and/or fee regulations on check cashing and payday advances, including California, Washington, Missouri, South Carolina, Oregon, Illinois and Washington, D.C. The Company is licensed in each of the states in which a license is currently required for it to operate as a check casher and/or payday lender. In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

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

      With respect to firearms and ammunition sales, each pawn store must comply with the regulations promulgated by the Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms, which requires each pawn store dealing in firearms to maintain a permanent written record of all firearms received or disposed of and a similar record for all ammunition sales. The Company does not currently sell handguns to the public.

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

      The Company's pawnshop and payday advance operations are subject to, and must comply with, extensive regulation, supervision and licensing from various federal, state and local statutes, ordinances and regulations. These statutes prescribed, among other things, service charges and interest rates that may be charged. These regulatory agencies have broad discretionary authority. There can be no assurance that additional local, state or federal legislation will not be enacted or that existing laws and regulations will not be amended which could have an adverse impact on the Company's operations and financial condition.

 Employees

      The Company had approximately 1,090 employees as of March 18, 2001, including approximately 53 persons employed in executive, administrative and accounting functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

 Insurance

      The Company maintains fire, casualty, theft and public liability insurance for each of its pawn stores and check cashing/payday advance locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, California, Virginia, Washington, Oregon, South Carolina, Illinois, Washington, D.C. and Oklahoma, as well as excess employer's indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers' Compensation Act and does not maintain other business risk insurance.

 Item 2.  Properties

      The Company currently owns the real estate and buildings for three of its pawn stores and leases 146 pawn stores and check cashing/payday advance locations. Leased facilities are generally leased for a term of two to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between 2001 and 2016. All current leases provide for specified periodic rental payments ranging from approximately $500 to $9,100 per month. Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and check cashing locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores and check cashing/payday advance locations are suitable for such purpose. The Company considers its equipment, furniture and fixtures to be in good condition.

      The Company currently leases approximately 17,000 square feet in Arlington, Texas for its executive offices. The lease, which expires December 31, 2001, currently provides for monthly rental payments of approximately $25,000.


 Item 3.  Legal Proceedings

      The Company was sued by three plaintiffs, who alleged that the Company engaged in deferred presentment transactions which violate the Federal Racketeering Influenced and Corrupt Organizations Act, the Federal Truth and Lending Act, common law and various state statutes and regulations. Class certification has been requested, but not yet been obtained. The Company intends to vigorously defend this claim. Since discovery has not yet commenced, nor the scope of the case been determined, management can provide no assurance as to the outcome of such litigation.

      Additionally, the Company is from time to time a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


 Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.

                                   PART II


 Item 5.   Market  for Registrant's  Common  Equity and  Related  Stockholder
           Matters

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "FCFS". The following table sets forth the quarterly high and low closing sales prices per share for the Common Stock, as reported by the Nasdaq National Market.

                                                    Common Stock
                                                    Price Range
                                                    ------------
                                                    High    Low
                                                    -----   ----
      Year Ended December 31, 1999
           Quarter Ended March 31, 1999..........  $14.38  $9.13
           Quarter Ended June 30, 1999...........   11.63   9.00
           Quarter Ended September 30, 1999......   12.75   9.75
           Quarter Ended December 31, 1999.......   11.00   7.00

      Year Ended December 31, 2000
           Quarter Ended March 31, 2000..........  $ 8.38  $6.13
           Quarter Ended June 30, 2000...........    6.38   3.00
           Quarter Ended September 30, 2000......    3.20   2.00
           Quarter Ended December 31, 2000.......    2.88   1.66


      On March 26, 2001, the closing sales price for the Common Stock as reported by the Nasdaq National Market was $4.94 per share. On March 26, 2001, there were approximately 83 stockholders of record of the Common Stock.

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


                                                          Five Months
                                 Year Ended December 31,     Ended            Year Ended July 31,
                                 -----------------------  December 31,  ------------------------------
                                     2000       1999         1998         1998       1997       1996
                                   --------   --------    --------      --------   --------   --------
                                   (in thousands, except per share amounts and certain operating data)
  Income Statement Data:
      Revenues:
      Merchandise sales .......   $  54,797  $  52,977   $  20,418     $  37,998  $  32,628  $  24,823
      Service charges .........      46,597     40,630      12,434        20,332     16,517     13,149
      Check cashing fees ......       2,216      2,184         754           255          -          -
      Other ...................       2,248      1,960         472           419        286         51
                                   --------   --------    --------      --------   --------   --------
                                    105,858     97,751      34,078        59,004     49,431     38,023
                                   --------   --------    --------      --------   --------   --------
     Cost of goods sold and
       expenses:
      Cost of goods sold ......      35,140     36,260      13,157        25,463     22,502     16,714
      Operating expenses ......      47,082     39,243      12,335        19,608     15,774     12,573
      Interest expense ........       2,859      2,602       1,122         2,031      2,340      2,124
      Depreciation ............       2,765      1,590         475           922        717        540
      Amortization ............       1,718      1,500         563           783        636        565
      Administrative expenses..       8,387      6,867       2,249         4,134      3,831      3,150
                                   --------   --------    --------      --------   --------   --------
                                     97,951     88,062      29,901        52,941     45,800     35,666
                                   --------   --------    --------      --------   --------   --------
     Income before income taxes       7,907      9,689       4,177         6,063      3,631      2,357
     Provision for income taxes       3,005      3,211       1,608         2,265      1,337        917
                                   --------   --------    --------      --------   --------   --------
     Income before cumulative
       effect of change in
       accounting principle....       4,902      6,478       2,569         3,798      2,294      1,440
     Cumulative effect of change
       in accounting principle..     (2,287)         -           -             -          -          -
                                   --------   --------    --------      --------   --------   --------
     Net income.................  $   2,615  $   6,478   $   2,569     $   3,798  $   2,294  $   1,440
                                   ========   ========    ========      ========   ========   ========

  Net income per share:
     Basic
      Income before cumulative
        effect of change in
        accounting principle...   $     .56  $     .75   $     .32     $     .74  $     .60  $     .39
      Cumulative effect of change
        in accounting principle        (.26)         -           -             -          -          -
                                   --------   --------    --------      --------   --------   --------
      Net income ..............   $     .30  $     .75   $     .32     $     .74  $     .60  $     .39
                                   ========   ========    ========      ========   ========   ========
     Diluted
      Income before cumulative
        effect of change in
        accounting principle...   $     .55  $     .70   $     .29     $     .59  $     .46  $     .35
      Cumulative effect of change
        in accounting principle        (.26)         -           -             -          -          -
                                   --------   --------    --------      --------   --------   --------
      Net income ..............   $     .29  $     .70   $     .29     $     .59  $     .46  $     .35
                                   ========   ========    ========      ========   ========   ========
  Unaudited pro forma amounts
     assuming retroactive
     application of change in
     accounting principle:
      Revenues ................   $ 105,858  $  93,028   $  32,351     $  55,621  $  46,702  $  35,792
      Net income ..............       4,902      5,850       2,267         3,218      2,144      1,207
      Basic earnings per share          .56        .68         .28           .63        .56        .33
      Diluted earning per share         .55        .63         .26           .51        .44        .31

  Operating Data:
     Locations in operation:
      Beginning of the period..         147        133          97            57         50         43
      Acquisitions ............           2          4          34            38          7          7
      Opened ..................           2         10           2             2          -          1
      Consolidated/closed .....          (3)         -           -             -          -         (1)
                                   --------   --------    --------      --------   --------   --------
      End of the period .......         148        147         133            97         57         50
                                   ========   ========    ========      ========   ========   ========

     Receivables...............   $  22,043  $  23,568   $  20,392     $  17,054  $  12,877  $  11,701
     Average receivables balance
       per store...............   $     149  $     160   $     153     $     176  $     226  $     234
     Average inventory per pawn
       store...................   $     148  $     182   $     164     $     154  $     176  $     175
     Annualized inventory
       turnover................         1.8x       1.9x        2.1x          2.2x       2.4x       2.1x
     Gross profit percentage on
      merchandise sales .......        35.9%      31.6%       35.6%         33.0%      31.0%      32.7%

  Balance Sheet Data:
     Working capital...........   $  41,835  $  54,333   $  39,421     $  31,987  $  23,616  $  21,098
     Total assets..............     119,118    128,847     131,325        91,128     56,677     51,945
     Long-term liabilities.....      44,833     55,560      42,699        34,533     26,892     28,655
     Total liabilities.........      53,464     62,324      52,617        39,611     30,398     31,362
     Stockholders' equity.....       65,654     66,523      60,708        51,517     26,279     20,583


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

      The Company's pawn store revenues are derived primarily from service charges on pawn loans, service charges from short term, secured advances ("payday advances"), and the sale of unredeemed goods, or "merchandise sales." Pawn loans are made for a 30-day term with an automatic extension of 60 days in Texas, South Carolina and Missouri, 30 days in Oklahoma and 15 days in Maryland and Virginia. Pawn loans made in Washington, D.C. are made for a 120 day term with no automatic extension. All pawn loans are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on pawn loans are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the size of the loan. Service charge rates are 144% to 240% on an annualized basis in Maryland, with a $6 monthly minimum charge. In Washington, D.C., loans up to $40 bear a flat $2 charge per month, while loans over $40 bear a 48% to 60% annualized rate. Missouri pawn loans bear service and storage charges totaling 240% per year, and in Virginia rates range from 120% to 180% annually. Annualized rates in South Carolina range from 60% to 300%. The Company now accrues pawn service charge revenue on a constant yield basis over the life of the loan for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. If a loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the loan principal. Service charges from payday advances, which range from 15% to 18% of the amount advanced, are recognized on a constant-yield basis over the life of the advance, which is generally 30 days or less.

           Effective January 1, 2000, the Company changed its method of income recognition on pawn loans. The Company now accrues pawn service charge revenue on a constant yield basis over the life of the loan for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. For loans not repaid, the cost of the forfeited collateral (inventory) is the cash amount originally loaned. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial loan period for all pawn loans written. Service charges applicable to the extension periods or additional loan periods were not recognized as income until the loan was repaid or renewed. If the loan was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount loaned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure the results of operations. The cumulative effect of the accounting method change on all periods since inception through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction of net income for the year ended December 31, 2000.

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


                                    Year         Year      Five Months    Year
                                    Ended        Ended       Ended       Ended
                                 December 31, December 31, December 31, July 31,
                                     2000        1999        1998        1998
                                     ----        ----        ----        ----
 Income statement items as a
  percent of total revenues:
   Revenues:
     Merchandise sales ..........   51.8%       54.2%       59.9%       64.4%
     Service charges ............   44.0        41.6        36.5        34.5
     Check cashing fees .........    2.1         2.2         2.2          .4
     Other ......................    2.1         2.0         1.4          .7
   Expenses:
     Operating expenses .........   44.5        40.1        36.2        33.2
     Interest expense ...........    2.7         2.7         3.3         3.4
     Depreciation ...............    2.6         1.6         1.4         1.6
     Amortization ...............    1.6         1.5         1.7         1.3
     Administrative expenses ....    7.9         7.0         6.6         7.0
   Gross profit as a percent of
     merchandise sales...........   35.9        31.6        35.6        33.0


      The Company has three primary operating segments: pawn lending stores, check cashing and payday advance stores, and a software and hardware provider. The Company's pawn stores offer non-recourse loans on the collateral of pledged tangible personal property. The Company's pawn stores also offer short-term secured consumer loans commonly referred to as payroll advances. The Company's check cashing and payday advance stores provide check cashing services, short-term secured consumer loans, bill payment services, money transfer services and money order sales. The Company's computer software subsidiary, Answers, etc., provides turnkey point of sale operating systems to other check cashing and payday advance operators unaffiliated with the Company. Information concerning the segments is set forth below (in thousands):


                                          Check Cashing/
                                    Pawn  Payday Advance
                                   Stores     Stores     Software  Consolidated
                                   ------     ------     --------  ------------

 Year Ended December 31, 2000
 ----------------------------
 Total revenues                   $ 87,145   $ 16,582    $  2,131   $ 105,858
 Depreciation and amortization       3,501        804         178       4,483
 Income before interest and
   income taxes                      7,420      4,582      (1,236)     10,766
 Total assets at December 31, 2000  89,208     27,093       2,817     119,118
 Capital expenditures                1,523        349         183       2,055

 Year Ended December 31, 1999
 ----------------------------
 Total revenues                     79,470     14,573       3,708      97,751
 Depreciation and amortization       2,293        709          88       3,090
 Income before interest and
   income taxes                      8,019      3,927         345      12,291
 Total assets at December 31, 1999  91,516     34,800       2,531     128,847
 Capital expenditures                2,539        431         312       3,282

 Five Months Ended
   December 31, 1998
 -------------------
 Total revenues                     29,140      3,484       1,454      34,078
 Depreciation and amortization         804        221          13       1,038
 Income before interest and
   income taxes                      4,051      1,036         212       5,299
 Total assets at December 31, 1998  80,586     30,495       2,244     113,325
 Capital expenditures                  806        145          46         997

 Year Ended July 31, 1998
 ------------------------
 Total revenues                     57,082      1,133         789      59,004
 Depreciation and amortization       1,627         74           4       1,705
 Income before interest and
   income taxes                      7,700        272         122       8,094
 Total assets at July 31, 1998      68,143     21,411       1,574      91,128
 Capital expenditures                  999         11          11       1,021

 Results of Operations

 Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

      Total revenues increased 8% to $105,858,000 for the fiscal year ended December 31, 2000 ("Fiscal 2000") as compared to $97,751,000 for the fiscal year ended December 31, 1999 ("Fiscal 1999"). The change resulted from an increase in revenues of $663,000 generated by the 18 pawn and check cashing/payday advance stores which were opened or acquired during Fiscal 1999 and Fiscal 2000, and an increase of $7,444,000, at the 130 stores which were in operation during all of Fiscal 1999 and Fiscal 2000. Of the $8,107,000 increase in total revenues, 22%, or $1,820,000, was attributable to increased merchandise sales, 74%, or $5,967,000 was attributable to increased service charges on pawn loans and payday advances, $32,000 was attributable to increased check cashing fees, and the remaining increase of $288,000, or 4% was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 54% to 52% during Fiscal 2000 as compared to Fiscal 1999, service charges increased from 42% to 44%, check cashing fees and other income remained at 4%.

      The aggregate receivables balance decreased 6% from $23,568,000 at December 31, 1999 to $22,043,000 at December 31, 2000. Of the $1,525,000
 decrease, an increase of $1,594,000 was attributable to growth at the 18 pawn and check cashing/payday advance stores opened or acquired during Fiscal 1999 and Fiscal 2000, while a $3,119,000 decrease was attributable to the 130 pawn stores and check cashing/payday advance stores which were in operation during all of Fiscal 1999 and Fiscal 2000. The annualized yield on the average aggregate receivables balance was 204% during Fiscal 2000 compared to 183% during Fiscal 1999. The Company's average receivables balance per store decreased from $160,000 as of December 31, 1999 to $149,000 as of December 31, 2000, primarily due to our lowering of our loan to value ratio on pawn loans during 2000; as well as a higher ratio of payday advance stores in the Company's store count as of December 31, 2000, which generally have lower per-store receivables balances than the Company's pawn stores.

      Gross profit as a percentage of merchandise sales increased from 32% during Fiscal 1999 to 36% during Fiscal 2000. This increase in the Company's gross profit margin was primarily the result of the change in accounting principle in Fiscal 2000. The 1999 pro forma gross profit as a percentage of merchandise sales was 39%. Sales of scrap gold had a negative effect on gross profit margins during Fiscal 1999 and Fiscal 2000.
 Factoring out the negative impact of scrap sales, pro forma margins would have been 41% and 39% during Fiscal 1999 and Fiscal 2000, respectively.

      Operating expenses increased 20% to $47,082,000 during Fiscal 2000 compared to $39,243,000 during Fiscal 1999, primarily as a result of the addition of 18 pawn stores and check cashing/payday advance stores in Fiscal 1999 and Fiscal 2000, and increases in net bad debt expense in 2000 due to increases in the volume of payday advances in the pawnshops. During the fourth quarter of 2000 the Company recorded a one-time non-cash pretax charge in the amount of $765,000 to write-off fixed assets and goodwill relating to approximately nine stores. These stores are primarily located in the Company's East Coast market, and continue to be unprofitable or under performing locations. This one-time store closing charge had a $0.05 per share impact on the Company's earnings per share. The Company will continue to evaluate and aggressively address any stores that do not measure up to the Company's earnings expectations. Administrative expenses increased 22% to $8,387,000 during Fiscal 2000 compared to $6,867,000 during Fiscal 1999 due primarily to the addition of personnel to supervise store operations. Interest expense increased to $2,859,000 in Fiscal 2000 compared to $2,602,000 in Fiscal 1999 as a result of higher average outstanding debt balances and higher average interest rates during Fiscal 2000.

      For Fiscal 2000 and 1999, the Company's effective federal income tax rates of 38% and 33%, respectively, differed from the statutory tax rate of 34% primarily as a result of state income taxes, utilization of tax net operating loss carryforwards from acquisitions, and amortization of non-deductible intangible assets.

 Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended July 31, 1998

      Total revenues increased 66% to $97,751,000 for the fiscal year ended December 31, 1999 ("Fiscal 1999") as compared to $59,004,000 for the fiscal year ended July 31, 1998 ("Fiscal 1998"). The change resulted from an increase in revenues of $37,948,000 generated by the 90 pawn and check cashing/payday advance stores which were opened or acquired during Fiscal 1998, the five months ended December 31, 1998 and Fiscal 1999, and an increase of $799,000, or 2%, at the 57 stores which were in operation during all of Fiscal 1998 and Fiscal 1999. Of the $38,747,000 increase in total revenues, 39%, or $14,979,000, was attributable to increased merchandise sales, 52%, or $20,298,000 was attributable to increased service charges on pawn loans and payday advances, 5%, or $1,929,000 was attributable to increased check cashing fees, and the remaining increase of $1,541,000, or 4% was attributable to the increase in other income. As a percentage of total revenues, merchandise sales decreased from 64% to 54% during Fiscal 1999 as compared to Fiscal 1998, service charges increased from 35% to 42%, check cashing fees increased from 0% to 2%, and other income increased from 1% to 2%, respectively.

      The aggregate receivables balance increased 38% from $17,054,000 at July 31, 1998 to $23,568,000 at December 31, 1999. Of the $6,514,000
 increase, $2,668,000 was attributable to growth at the 97 pawn and check cashing/payday advance stores in operation at July 31, 1998 and December 31, 1999, while $3,846,000 was attributable to the addition of 50 pawn stores and check cashing/payday advance stores since August 1, 1998. The annualized yield on the average aggregate receivables balance was 183% during Fiscal 1999 compared to 136% during Fiscal 1998. The Company's average receivables balance per store decreased from $176,000 as of July 31, 1998 to $160,000 as of December 31, 1999, primarily due to a higher ratio of payday advance stores in the Company's store count as of December 31, 1999, which generally have lower per-store receivables balances than the Company's pawn stores.

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

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At December 31, 2000, $39,000,000 was outstanding under this Credit Facility and an additional $9,327,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.6% at December 31, 2000) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the year ended December 31, 2000 and as of March 26, 2001. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      In December 2000, the Company acquired the assets of one pawn store in LaFeria, Texas and one pawn store in Laredo, Texas. The aggregate purchase price for these two acquisitions was $1,200,000. The Company financed substantially all of the cash purchase price for its Fiscal 2000 acquisitions through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

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

      As of December 31, 2000, the Company's primary sources of liquidity were $6,611,000 in cash and cash equivalents, $2,707,000 in service charges receivable, $22,043,000 in receivables, $17,221,000 in inventories and $9,327,000 of available and unused funds under the Company's Credit
 Facility. The Company had working capital as of December 31, 2000 of $41,835,000 and a liabilities to equity ratio of 0.8 to 1.

      Net cash provided by operating activities of the Company during the year ended December 31, 2000 was $14,628,000, consisting primarily of net income before non-cash depreciation and amortization and cumulative effect of change in accounting principle of $9,385,000, plus decreases in inventory and accrued service fees of $1,568,000 and $728,000 respectively. Net cash used for investing activities during the year ended December 31, 2000 was $4,998,000, which was primarily comprised of cash provided from decreasing receivables of $1,021,000, and cash paid for acquisitions, other fixed asset additions, and cash paid to fund the expansion of our Cash & Go, Ltd. joint venture of $6,019,000. Net cash used by financing activities was $13,736,000 during the year ended December 31, 2000, which primarily consisted of a net decrease in the Company's debt of $10,252,000 and an increase in common stock receivables from officers of $3,234,000.

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

      Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 2001. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company currently intends to continue to engage in a plan of expansion through existing store acquisitions and new store openings. The Company currently plans to open between 10 and 15 check cashing/payday advance locations; as well as 25 to 30 check cashing/payday advance kiosks for Cash & Go, Ltd., the Company's 50% convenience store joint venture. These new locations will be funded through the Company's Credit Facility. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. The Company has no immediate plans to open any other new stores. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between January 1, 2001 and March 26, 2001, the Company opened one new check cashing/payday advance location.

 Forward Looking Information

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

 New Accounting Pronouncements

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101") "Revenue Recognition In
 Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.


 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk in the form of interest rate risk. At December 31, 2000, the Company had $39 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus one percent. See "Note 8 - Revolving Credit Facility". Based on the average outstanding indebtedness during the year ended December 31, 2000, a 10% increase in interest rates would have increased the Company's interest expense by approximately $310,000 for the year ended December 31, 2000.


 Item 8.  Financial Statements and Supplementary Data

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

                                   PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as a part of this report:

         (1)  Consolidated Financial Statements:               Page
           Report of Independent Auditors..................... F-1
           Consolidated Balance Sheets........................ F-2
           Consolidated Statements of Income.................. F-3
           Consolidated Statements of Cash Flows.............. F-4
           Consolidated Statements of Changes in Stockholders'
             Equity........................................... F-5
           Notes to Consolidated Financial Statements......... F-6

      (b)  During Fiscal 2000 the Company filed no reports on Form 8-K.

      (c)  Exhibits:
           3.1(5)     Amended Certificate of Incorporation
           3.2(6)     Amended Bylaws
           4.2a(2)    Common Stock Specimen
           10.3(1)    First Cash, Inc. 1990 Stock Option Plan
           10.8(8)    Employment Agreement -- Rick Powell
           10.15(8)   Employment Agreement -- Rick L. Wessel
           10.59(4)   Acquisition Agreement - Miraglia, Inc.
           10.60(3)   Audited Financial Statements of Miraglia,
                      Inc. for the ten months ended May 31, 1998.
           10.61(5)   Acquisition Agreement for Twelve Pawnshops
                      in South Carolina
           10.62(5)   Acquisition Agreement for One Iron Ventures, Inc.
           10.63(5)   First Cash Financial Services, Inc. 1999 Stock
                      Option Plan
           18.1(7)    Letter re Change in Accounting Principle
           21.0(8)    Subsidiaries
           23.1(8)    Independent Auditors' Consent of Deloitte & Touche LLP
           23.2(8)    Consent of Brewer & Pritchard, P.C.

      (d) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


 (1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
 (2)  Filed as an exhibit to the Company's Registration Statement on Form
      S-1 (No. 33-48436) and incorporated herein by reference.
 (3)  Filed as an exhibit to Form 8-K dated September 22, 1998.
 (4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
 (5) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
 (6) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
 (7) Filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0 - 19133) and incorporated herein by reference.
 (8)  Filed herein.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CASH FINANCIAL SERVICES, INC.


                               /S/ PHILLIP E. POWELL
                               ------------------------------------------
                               Phillip E. Powell, Chief Executive Officer
                               March 26, 2001


                               /S/ RICK L. WESSEL
                               --------------------------------------------
                               Rick L. Wessel, Principal Accounting Officer
                               March 26, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                 Capacity                     Date
          ---------                 --------                     ----

      /S/ PHILLIP E. POWELL    Chairman of the Board and     March 26, 2001
      ---------------------    Chief Executive Officer
      Phillip E. Powell


      /S/ RICK L. WESSEL       President, Chief Financial    March 26, 2001
      ---------------------    Officer, Secretary and
      Rick L. Wessel           Treasurer


      /S/ JOE R. LOVE          Director                      March 26, 2001
      ---------------------
      Joe R. Love


      /S/ RICHARD T. BURKE     Director                      March 26, 2001
      ---------------------
      Richard T. Burke

                        REPORT OF INDEPENDENT AUDITORS

 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.



 We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years ended December 31, 2000 and 1999, the five months ended December 31, 1998 and the year ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2000 and 1999, the five months ended December 31, 1998 and the year ended July 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

 As discussed in Note 3 to the financial statements, the Company changed its method of accounting for income recognition on pawn loans in 2000.



 DELOITTE & TOUCHE LLP
 Fort Worth, Texas
 February 6, 2001

                     FIRST CASH FINANCIAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  December 31,   December 31,
                                                     2000           1999
                                                    -------        -------
                                            (in thousands, except share data)
                    ASSETS
 Cash and cash equivalents....................     $  6,611       $ 10,717
 Service charges receivable...................        2,707          3,826
 Receivables..................................       22,043         23,568
 Inventories..................................       17,221         21,091
 Prepaid expenses and other current assets....        1,884          1,895
                                                    -------        -------
   Total current assets.......................       50,466         61,097
 Property and equipment, net..................       10,378         10,954
 Intangible assets, net of accumulated
   amortization of $7,136 and $5,418,
   respectively...............................       53,508         54,600
 Receivable from Cash & Go, Ltd...............        4,580          1,816
 Other........................................          186            380
                                                    -------        -------
                                                   $119,118       $128,847
                                                    =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current portion of long-term debt and notes
   payable....................................     $  1,643       $  1,689
 Accounts payable and accrued expenses........        6,460          4,892
 Income taxes payable.........................          528            183
                                                    -------        -------
   Total current liabilities .................        8,631          6,764
 Revolving credit facility....................       39,000         47,000
 Long-term debt and notes payable, net of
   current portion............................        3,019          5,020
 Deferred income taxes........................        2,814          3,540
                                                    -------        -------
                                                     53,464         62,324
                                                    -------        -------
 Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
     shares authorized; no shares issued or
     outstanding..............................            -              -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 9,320,868 and
     9,320,868 shares issued, respectively;
     8,796,027 and 8,849,909 shares
     outstanding, respectively................           93             93
   Additional paid-in capital.................       50,953         50,953
   Retained earnings..........................       22,949         20,334
   Common stock receivables from officers.....       (5,826)        (2,592)
   Common stock held in treasury, at cost,
     524,841 and 470,959 shares, respectively        (2,515)        (2,265)
                                                    -------        -------
                                                     65,654         66,523
                                                    -------        -------
                                                   $119,118       $128,847
                                                    =======        =======

 Commitments and contingencies (see Note 11)

                        The accompanying notes are an
          integral part of these consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                   Year         Year      Five Months    Year
                                   Ended        Ended        Ended       Ended
                                December 31, December 31, December 31,  July 31,
                                   2000         1999         1998        1998
                                  -------      -------      -------     -------
                                    (in thousands, except per share amounts)
 Revenues:
    Merchandise sales .......... $ 54,797     $ 52,977     $ 20,418    $ 37,998
    Service charges ............   46,597       40,630       12,434      20,332
    Check cashing fees .........    2,216        2,184          754         255
    Other ......................    2,248        1,960          472         419
                                  -------      -------      -------     -------
                                  105,858       97,751       34,078      59,004
                                  -------      -------      -------     -------
 Cost of goods sold and expenses:
    Cost of goods sold .........   35,140       36,260       13,157      25,463
    Operating expenses .........   47,082       39,243       12,335      19,608
    Interest expense ...........    2,859        2,602        1,122       2,031
    Depreciation ...............    2,765        1,590          475         922
    Amortization ...............    1,718        1,500          563         783
    Administrative expenses ....    8,387        6,867        2,249       4,134
                                  -------      -------      -------     -------
                                   97,951       88,062       29,901      52,941
                                  -------      -------      -------     -------
 Income before income taxes.....    7,907        9,689        4,177       6,063
 Provision for income taxes.....    3,005        3,211        1,608       2,265
                                  -------      -------      -------     -------
 Income before cumulative effect
    of change in accounting
    principle ..................    4,902        6,478        2,569       3,798
 Cumulative effect of change in
    accounting principle           (2,287)           -            -           -
                                  -------      -------      -------     -------
 Net income..................... $  2,615     $  6,478     $  2,569    $  3,798
                                  =======      =======      =======     =======

 Net income per share:
    Basic
      Income before cumulative
        effect of change in
        accounting principle     $   0.56     $   0.75     $   0.32    $   0.74
      Cumulative effect of
        change in accounting
        principle ..............    (0.26)           -            -           -
                                  -------      -------      -------     -------
      Net income................ $   0.30     $   0.75     $   0.32    $   0.74
                                  =======      =======      =======     =======
    Diluted
      Income before cumulative
        effect of change in
        accounting principle     $   0.55     $   0.70     $   0.29    $   0.59
      Cumulative effect of
        change in accounting
        principle ..............    (0.26)           -            -           -
                                  -------      -------      -------     -------
      Net income................ $   0.29     $   0.70     $   0.29    $   0.59
                                  =======      =======      =======     =======
 Unaudited pro forma amounts
   assuming retroactive
   application of change
   in accounting principle:
    Revenues ................... $105,858     $ 93,028     $ 32,351    $ 55,621
    Net income .................    4,902        5,850        2,267       3,218
    Basic earnings per share ...     0.56         0.68         0.28        0.63
    Diluted earnings per share .     0.55         0.63         0.26        0.51



                        The accompanying notes are an
          integral part of these consolidated financial statements.



                         FIRST CASH FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year         Year      Five Months    Year
                                                  Ended        Ended        Ended       Ended
                                               December 31, December 31, December 31,  July 31,
                                                  2000         1999         1998        1998
                                                 -------      -------      -------     -------
 Cash flows from operating activities:                    (in thousands)
   Net income .....................             $  2,615     $  6,478     $  2,569    $  3,798
   Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation and amortization                4,483        3,090        1,038       1,705
      Cumulative effect of change in
        accounting principle..................     2,287            -            -           -
   Changes in operating assets and
    liabilities, net of effect of purchases
    of existing stores:
      Service charges receivable .............       728         (162)          10        (195)
      Inventories ............................     1,568       (3,354)      (2,551)     (1,614)
      Prepaid expenses and other assets.......       205        1,161          (13)     (2,115)
      Accounts payable and accrued expenses...     1,546          452          773        (241)
      Current and deferred income taxes.......     1,196         (232)         985       1,159
                                                 -------      -------      -------     -------
 Net cash flows from operating activities.....    14,628        7,433        2,811       2,497
                                                 -------      -------      -------     -------
 Cash flows from investing activities:
   Net (increase) decrease in receivables.....     1,021       (3,587)      (1,130)     (1,050)
   Purchases of property and equipment........    (2,055)      (3,282)        (997)     (1,021)
   Acquisition of existing operations.........    (1,200)      (2,060)      (4,734)    (11,954)
   Increase in receivable from Cash & Go, Ltd.    (2,764)      (1,816)           -           -
                                                 -------      -------      -------     -------
 Net cash flows from investing activities.....    (4,998)     (10,745)      (6,861)    (14,025)
                                                 -------      -------      -------     -------
 Cash flows from financing activities:
   Proceeds from debt ........................     6,000       21,000       12,250      13,440
   Repayments of debt ........................   (16,252)     (10,490)      (4,856)     (6,227)
   Common stock receivables from officers.....    (3,234)      (1,303)      (1,289)          -
   Purchase of treasury stock ................      (250)           -            -           -
   Registration fees .........................         -          (12)           -           -
   Proceeds from exercise of options and
    warrants..................................         -          376          821       4,758
                                                 -------      -------      -------     -------
 Net cash flows from financing activities.....   (13,736)       9,571        6,926      11,971
                                                 -------      -------      -------     -------
 Change in cash and cash equivalents..........    (4,106)       6,259        2,876         443
 Cash and cash equivalents at beginning
   of the year................................    10,717        4,458        1,582       1,139
                                                 -------      -------      -------     -------
 Cash and cash equivalents at end of the year   $  6,611     $ 10,717     $  4,458    $  1,582
                                                 =======      =======      =======     =======

 Supplemental disclosure of cash flow
   information:
   Cash paid during the year for:
    Interest .................................  $  2,813     $  2,553     $  1,061    $  2,061
                                                 =======      =======      =======     =======
    Income taxes .............................  $  2,013     $  2,296     $      -    $    985
                                                 =======      =======      =======     =======
 Supplemental disclosure of noncash investing
  and financing activities:
   Noncash transactions in connection with
    various acquisitions:
      Fair market value of assets acquired
        and goodwill..........................  $  1,222     $  2,602       13,164    $ 31,196
        Less issuance of common stock.........         -            -       (4,622)     (8,712)
        Less amounts payable in cash or
          common stock........................         -            -       (2,331)          -
        Less issuance of debt ................         -         (523)      (1,070)     (6,000)
        Less assumption of liabilities and
          costs of acquisition................       (22)         (19)        (407)     (4,530)

      Net cash paid...........................  $  1,200     $  2,060     $  4,734    $ 11,954
                                                 =======      =======      =======     =======
   Noncash conversion of subordinated
       debentures into shareholders' equity ..  $      -     $      -     $      -    $  6,522
                                                 =======      =======      =======     =======


     The accompanying notes are an integral part of these consolidated financial statements.


                      FIRST CASH FINANCIAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              Additional                              Common Stock
                                 Common Stock    Paid-   Preferred Stock            Receivables   Treasury Stock
                                --------------    In     ---------------   Retained    From       --------------
                                Shares  Amount  Capital  Shares   Amount   Earnings   Officers    Shares  Amount     Total
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
                                                          (in thousands)
 Balance at July 31, 1997        4,931  $  50  $ 21,005      -        -   $   7,489  $       -       471 $(2,265)  $ 26,279
 Exercise of stock options
   and warrants, including
   income tax benefit of $1,894  1,151     11     6,640      -        -           -          -         -       -      6,651
 Conversion of debentures        1,402     14     6,063      -        -           -          -         -       -      6,077
 Common stock issued in con-
   nection with an acquisition     850      8     8,704      -        -           -          -         -       -      8,712
 Net income                          -      -         -      -        -       3,798          -         -       -      3,798
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at July 31, 1998        8,334     83    42,412      -        -      11,287          -       471  (2,265)    51,517
 Exercise of stock options
   and warrants, including
   income tax benefit of $528      325      3     1,996      -        -           -          -         -       -      1,999
 Common stock issued in con-
   nection with an acquisition     430      5     4,618      -        -           -          -         -       -      4,623
 Common stock receivables from
   officers                          -      -         -      -        -           -     (1,289)        -       -     (1,289)
 Net income                          -      -         -      -        -       2,569          -         -       -      2,569
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 1998    9,089     91    49,026      -        -      13,856     (1,289)      471  (2,265)    59,419
 Exercise of stock options
   and warrants, including
   income tax benefit of $24        77      1       376      -        -           -          -         -       -        377
 Common stock issued to
   retire debt                     155      1     1,551      -        -           -          -         -       -      1,552
 Common stock receivables from
   officers                          -      -         -      -        -           -     (1,303)        -       -     (1,303)
 Net income                          -      -         -      -        -       6,478          -         -       -      6,478
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 1999    9,321     93    50,953      -        -      20,334     (2,592)      471  (2,265)    66,523
 Common stock receivables from
   officers                          -      -         -      -        -           -     (3,234)        -       -     (3,234)
 Purchase of treasury stock          -      -         -      -        -           -          -        54    (250)      (250)
 Net income                          -      -         -      -        -       2,615          -         -       -      2,615
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2000    9,321   $ 93  $ 50,953      -        -   $  22,949  $  (5,826)      525 $(2,515)  $ 65,654
                                ======  ======  =======  ======   ======   ========   ========    ======  ======    =======

                        The accompanying notes are an
          integral part of these consolidated financial statements.

                          FIRST CASH FINANCIAL SERVICES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

        First Cash Financial Services, Inc. (the "Company") was incorporated in Texas on July 5, 1988 and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores which lend money on the collateral of pledged personal property, and which retail previously-owned merchandise acquired through loan forfeitures. In addition to making short-term secured loans, most of the Company's pawn stores offer short-term secured advances ("payday advances"). The Company also operates check cashing and payday advance stores that provide payday advances, check cashing services, and other related financial services. The Company also supplies computer hardware and software to third-party check cashing operators, as well as ongoing technical support, and owns "firstcash.com", a website offering previously-owned jewelry, electronics and other products. As of December 31, 2000, the Company owned 116 pawn stores and 32 check cashing and payday advance stores.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a summary of significant accounting policies followed in the preparation of these financial statements.

        Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In August 1999, the Company entered into a joint venture to form Cash & Go, Ltd., a company which owns financial services kiosks inside convenience stores. The Company presently has a 50% ownership interest in the partnership, which is accounted for by the equity method of accounting whereby the Company records its 50% share of the partnership's earnings or losses in its consolidated financial statements. The joint venture had a pretax loss of $179,000 and $203,000 for the years ended December 31, 2000 and 1999, respectively. The Company funds substantially all of the capital requirements of the joint venture, and at December 31, 2000 and 1999, had a receivable from this joint venture totaling $4,580,000 and $1,816,000, respectively. This receivable bears interest at the prime rate plus 1%, and matures on August 31, 2002.

        Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

        Receivables and income recognition - Receivables on the accompanying balance sheet consist of pawn loans and payday advances. Pawn loans ("loans") are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant yield basis over the life of the loan for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. If the loan is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral ("inventory") which is recovered through sale. Payday advances are made for thirty days or less. The Company recognizes the service charges associated with payday advances on a constant yield basis over the term of the payday advance.

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

        Inventories - Inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited loans. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited loans are recorded at the amount of the loan principal on the unredeemed goods. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventory and determined that a valuation allowance is not necessary.

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

        Long-lived assets - Long-lived assets (i.e., property, plant and equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. During the fourth quarter of 2000 the Company recorded a one-time non-cash pretax charge in the amount of $765,000 to write-off fixed assets and goodwill relating to approximately nine stores.

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

        Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the fiscal year ended July 31, 1998 was $1,283,000, $1,112,000,
 $191,000 and $248,000, respectively.

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

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Year         Year      Five Months     Year
                                          Ended        Ended        Ended       Ended
                                       December 31, December 31, December 31,  July 31,
                                          2000         1999         1998         1998
                                         -----        -----        -----        -----
 Numerator:
   Net income for calculating
     basic earnings per share           $2,615       $6,478       $2,569       $3,798
   Plus interest expense, net of taxes,
    relating to convertible debentures       -            -            -          399
                                         -----        -----        -----        -----
   Net income for calculating
    diluted earnings per share          $2,615       $6,478       $2,569       $4,197
                                         =====        =====        =====        =====
 Denominator:
   Weighted-average common shares
     for calculating basic earnings
     per share                           8,813        8,656        8,030       5,101
   Effect of dilutive securities:
     Stock options and warrants             56          478          667         897
     Contingently issuable shares due
       to acquisitions                       -          133           71           -
     Convertible debentures                  -            -            -       1,163
                                         -----        -----        -----       -----
     Weighted-average common shares
       for calculating diluted earnings
       per share                         8,869        9,267        8,768       7,161
                                         =====        =====        =====        =====

 Basic earnings per share               $ 0.30       $ 0.75       $ 0.32      $ 0.74
 Diluted earnings per share             $ 0.29       $ 0.70       $ 0.29      $ 0.59


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

        Reclassification - Certain amounts as of December 31, 1999 and for the year ended December 31, 1999, the five months ended December 31, 1998, and the year ended July 31, 1998, have been reclassified in order to conform with the 2000 presentation.

        New Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101") "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

 NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

      Effective January 1, 2000, the Company changed its method of income recognition on pawn loans. The Company now accrues pawn service charge revenue on a constant yield basis over the life of the loan for all pawn loans that the Company deems collection to be probable based on historical loan redemption statistics. For loans not repaid, the cost of the forfeited collateral (inventory) is the cash amount originally loaned. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial loan period for all pawn loans written. Service charges applicable to the extension periods or additional loan periods were not recognized as income until the loan was repaid or renewed. If the loan was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount loaned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure the results of operations. The cumulative effect of the accounting method change on all periods since inception through
 December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction of net income for the year ended December 31, 2000.


      Operating results for Fiscal 2000 have been calculated using the new accounting method. The effect for Fiscal 2000 of adopting the change in income recognition on pawn loans was to decrease net income before cumulative effect of change in accounting principle $9,000, and decrease net income $2,296,000 ($.26 per share.) The unaudited pro forma amounts shown in the statements of income reflect the effect of retroactive application on service charge revenues, cost of goods sold, and related income taxes.

 NOTE 4 - BUSINESS ACQUISITIONS

      In December 2000, the Company acquired the assets of one pawn store in LaFeria, Texas, and one pawn store in Laredo, Texas. The aggregate purchase price for these two acquisitions was $1,200,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed substantially all of the cash purchase price for its fiscal 2000 acquisitions through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      In February 1999, the Company acquired the assets of two pawn stores in El Paso, Texas. In September 1999, the Company acquired the assets of one pawn store in Arlington, Virginia, and in October 1999, the Company acquired the assets of one pawn store in Palm View, Texas. The aggregate purchase price for these four acquisitions was $2,019,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed the cash purchase price for its fiscal 1999 acquisitions through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

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

        In April 1998, the Company acquired 100% of the outstanding common stock of JB Pawn, Inc., which operates ten pawn stores in Texas and Maryland, for a total cash price of $2,000,000 (see Note 5 - Related Party Transactions). In June 1998, the Company acquired 100% of the outstanding common stock of Miraglia, Inc. for a total purchase price of $21,175,000 consisting of 850,000 shares of First Cash Financial Services common stock valued at $8,712,000, or $10.25 per share, a $6,000,000 note payable to the sellers, $6,300,000 cash, and legal, consulting and assumed liabilities totaling $163,000. Miraglia, Inc. operates eleven check cashing stores located in California and Washington, as well as Answers, etc., a provider of software to third-party operators of check cashing stores. In addition to JB Pawn, Inc. and Miraglia, Inc., the Company acquired a total of 19 additional individual pawnshops in various regions at various times during the fiscal year for an aggregate purchase price of $4,813,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed substantially all of the cash purchase price for all of its fiscal 1998 acquisitions through its credit facility. The purchase price for these acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding loan balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill and other intangible assets, net of accumulated amortization, resulting from acquisitions was $53,508,000 and $54,600,000 as of December 31, 2000 and 1999, respectively. The results of operations of the acquired companies are included in the consolidated financial statements from their respective dates of acquisition. In connection with these acquisitions, the Company entered into non-compete agreements with the former owners, generally ranging from five to ten years.


 NOTE 5 - RELATED PARTY TRANSACTIONS

        From August 1996 through March 1998, the Company was involved in a management agreement to operate and manage pawnshops for JB Pawn, Inc., a Texas corporation which, up until March 31, 1998, was 100% owned and controlled by Mr. Jon Burke, the brother of Mr. Richard Burke, a director of First Cash Financial Services, Inc. Through March 31, 1998, JB Pawn, Inc. owned and provided 100% of the financing for its pawnshops, and incurred all direct costs to operate the pawnshops, including payroll, store operating expenses, cost of inventory, and pawn loans. The Company received a monthly management fee for each store managed, and provided computer support, accounting, auditing, oversight and management of these stores. As discussed in Note 4, the Company purchased 100% of the outstanding common stock of JB Pawn, Inc. on April 1, 1998. The Company recorded management fee revenue of $247,000 under this agreement during the fiscal year ended July 31, 1998. In January 1996, the Company issued to Mr. Jon Burke warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $4.625 per share for consulting services to be provided through January 2001. The warrants vest over a five year period.

        In June 1998, in conjunction with the purchase of Miraglia, Inc. (see Note 4 - Acquisitions), the Company entered into lease agreements for one of its check cashing locations, as well as for certain office space located in Concorde, California. These properties are partially owned by Mr. Blake Miraglia, an employee of the Company. Total lease payments made pursuant to these leases were $130,000, $239,000, $100,000 and $20,000 during the fiscal years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the fiscal year ended July 31, 1998, respectively, which approximated market rates. In addition, the Company has an outstanding, unsecured note payable due July 5, 2003, bearing interest at 7%, to Mr. Miraglia, which amounted to $1,281,000 and $1,761,000 as of December 31, 2000 and December 31, 1999, respectively, including accrued interest.

        At December 31, 2000 and 1999, the Company had notes receivable outstanding from certain of its officers totaling $5,826,000 and $2,592,000, respectively. These notes are secured by a total of 784,000 shares of common stock of the Company owned by these individuals, term life insurance policies, and bear interest at seven percent. These notes are due upon the sale of the underlying shares of common stock.


 NOTE 6 - PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

                                               December 31,  December 31,
                                                   2000          1999
                                                  ------        ------
               Land ............................  $   672       $   672
               Buildings .......................    1,002         1,002
               Leasehold improvements ..........    2,127         2,127
               Furniture, fixtures and equipment   15,089        12,960
                                                   ------        ------
                                                   18,890        16,761
               Less:  accumulated depreciation     (8,512)       (5,807)
                                                   ------        ------
                                                  $10,378       $10,954
                                                   ======        ======

 NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following (in thousands):

                                               December 31,  December 31,
                                                   2000          1999
                                                  ------        ------
               Accounts payable ................  $   450       $   558
               Money orders payable ............      850           611
               Wire transfers payable ..........      395           189
               Accrued payroll .................      779           592
               Layaway deposits ................    1,017           946
               Sales tax payable ...............      364           367
               Other ...........................    2,605         1,629
                                                   ------        ------
                                                  $ 6,460       $ 4,892
                                                   ======        ======

 NOTE 8 - REVOLVING CREDIT FACILITY

        The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At December 31, 2000, $39,000,000 was outstanding under this Credit Facility and an additional $9,327,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 6.6% at December 31, 2000) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the year ended December 31, 2000. Pursuant to the terms of the Credit Facility, the Company is prohibited from paying any dividends.

 NOTE 9 - LONG-TERM DEBT AND NOTES PAYABLE

      Long-term  debt  and  notes  payable  consist  of  the  following   (in
 thousands, except payment information):

                                                   December 31,  December 31,
                                                       2000          1999
                                                      ------        ------
 Note payable to a bank; bearing interest at
   LIBOR plus 2%; monthly principal and interest
   payments of $5,257; matures
   December 31, 2004; secured by real estate         $   474       $   498
 Note payable to a bank; bearing interest at
   LIBOR plus 2%; monthly principal and interest
   payments of $5,518; matures
   December 31, 2004; secured by real estate             406           439
 Unsecured demand note payable to an individual;
   bearing interest at 7%; interest payable
   monthly in installments of $583                       100           100
 Note payable to a bank; bearing interest at 8.9%;
   monthly principal and interest payments of
   $7,367, until maturity at October 1, 2001;
   secured by equipment                                   71           149
 Note payable to a bank; bearing interest at 9.2%;
   monthly principal and interest payments of
   $5,797, until maturity at January 15, 2002;
   secured by equipment                                   71           131
 Note payable to a bank; bearing interest at 9.3%;
   monthly principal and interest payments of
   $5,452, until maturity at July 1, 2002;
   secured by equipment                                   96           150
 Note payable to a corporation; bearing interest
   at 14.7%; monthly principal and interest payments
   of $1,658 until maturity at August 22, 2001;
   secured by equipment                                   13            24
 Note payable to a corporation;  bearing interest
   at 7%; monthly principal and interest payments
   were $2,566 until the entire unpaid balance
   was retired in December 2000; secured by
   acquired assets                                         -           150
 Note payable to a corporation; bearing interest
   at 7%; monthly principal and interest payments
   were $4,528 until the entire unpaid balance
   was retired in December 2000; secured by
   acquired assets                                         -           266
 Note payable to a corporation; bearing interest
   at 7%; monthly principal and interest payments
   of $16,151 until maturity at March 1, 2002;
   secured by specific acquired assets                   231           402
 Notes payable to five former shareholders of
   Miraglia, Inc.; bearing interest at 7%;
   quarterly principal payments of $300,000
   and quarterly interest payments based upon
   the unpaid balance until maturity at July 5,
   2003; unsecured                                     3,200         4,400
                                                      ------        ------
                                                       4,662         6,709
      Less: current portion                           (1,643)       (1,689)
                                                      ------        ------
                                                     $ 3,019       $ 5,020
                                                      ======        ======


      Long-term debt and notes payable are scheduled to mature as follows (in thousands):

                  Fiscal
                  ------
                  2001 ...............  $1,643
                  2002 ...............   1,342
                  2003 ...............     952
                  2004 ...............     725
                                         -----
                                        $4,662
                                         =====

 NOTE 10 - INCOME TAXES

      Components of the provision for income  taxes consist of the  following
 (in thousands):

                           Year         Year      Five Months     Year
                           Ended        Ended        Ended       Ended
                        December 31, December 31, December 31,  July 31,
                           2000         1999         1998         1998
                           -----        -----        -----        -----
    Current:
       Federal            $2,156       $2,506       $  504       $1,481
       State                 399          441          119          117
                           -----        -----        -----        -----
                           2,555        2,947          623        1,598
    Deferred                 450          264          985          667
                           -----        -----        -----        -----
                          $3,005       $3,211       $1,608       $2,265
                           =====        =====        =====        =====

      The principal current and non-current deferred tax liabilities consist of the following at December 31, 2000 and December 31, 1999 (in thousands):


                                                   December 31,  December 31,
                                                       2000          1999
                                                      ------        ------
       Deferred tax liabilities:
         Intangible asset amortization               $ 3,166       $ 2,624
         Depreciation                                  1,046         1,067
         Change in accounting principle               (1,373)            -
         Net operating loss benefit carryforward        (394)            -
         State income taxes                              377           434
         Service charges receivable                       50            68
         Legal accruals                                 (435)            -
         Other                                           377          (653)
                                                      ------        ------
         Net deferred tax liability                  $ 2,814       $ 3,540
                                                      ======        ======
       Reported as:
         Current liabilities - income
           taxes payable                             $     -       $     -
         Non-current liabilities - deferred
           income taxes                                2,814         3,540
                                                      ------        ------
         Net deferred tax liability                  $ 2,814       $ 3,540
                                                      ======        ======

      The provision for income taxes differs  from the amounts determined  by applying the expected  federal statutory tax  rate to  income before  income
 taxes.    The  following  is  a  reconciliation  of  such  differences   (in
 thousands):

                           Year         Year      Five Months     Year
                           Ended        Ended        Ended       Ended
                        December 31, December 31, December 31,  July 31,
                           2000         1999         1998         1998
                           -----        -----        -----        -----
 Tax at the federal
   statutory rate         $2,688       $3,294       $1,420       $2,061
 State income taxes, net
  of federal tax benefit     278          381          153          197
 Other, net                   39         (464)          35            7
                           -----        -----        -----        -----
                          $3,005       $3,211       $1,608       $2,265
                           =====        =====        =====        =====


 NOTE 11 - COMMITMENTS AND CONTINGENCIES


      The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to ten years. Most facility leases contain renewal and/or purchase options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):


                 Fiscal
                 ------
                  2001 ................   6,218
                  2002 ................   4,594
                  2003 ................   3,535
                  2004 ................   2,595
                  2005 ................   2,068
                  Thereafter ..........   5,849
                                         ------
                                        $24,859
                                         ======

      Rent expense under such leases was $6,311,000, $5,708,000,  $1,942,000, and $3,596,000 for  the years  ended December 31,  2000 and  1999, the  five
 months  ended  December  31,  1998,  and  the  year  ended  July 31,   1998,
 respectively.

      The Company was sued by three plaintiffs, who alleged that the  Company engaged in  deferred  presentment  transactions which  violate  the  Federal
 Racketeering Influenced and Corrupt Organizations Act, the Federal Truth and
 Lending Act, common law and various  state statutes and regulations.   Class
 certification has been  requested, but not  yet been  obtained. The  Company
 intends to  vigorously defend  this  claim.   Since  discovery has  not  yet
 commenced, nor the scope of the case been determined, management can provide no assurance as to the outcome of such litigation.

      Additionally, the Company is from time to time a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


 NOTE 12 - EMPLOYEE STOCK OPTION PLAN AND OUTSTANDING WARRANTS

      On October 30, 1990, the Company's Board of Directors adopted the  1990
 Stock Option  Plan  (the "1990  Plan").   The  1990  Plan provides  for  the
 issuance of incentive stock options and  non-qualified stock options to  key employees and  directors of  the  Company.  The  total number  of shares  of
 Common Stock authorized  and reserved for  issuance under the  1990 Plan  is
 250,000 shares.  The exercise price for each stock option granted under  the
 1990 Plan may not be less than the fair market value of the Common Stock  on the date of the grant, unless, in  the case of incentive stock options,  the optionee owns greater  than 10% of  the total combined  voting power of  all classes of capital stock  of the Company, in  which case the exercise  price may not be less than 110%  of the fair market value  of the Common Stock  on the date of the  grant.  Unless otherwise  determined by the Board,  options granted under the 1990 Plan have a  maximum duration of five years and  vest in up to four equal installments, commencing on the first anniversary of the date of grant.  As of December  31, 2000, options to purchase 17,187  shares of Common Stock were available  for grant under the  1990 Plan.  Options  to purchase 113,000 shares were vested at December 31, 2000.

      On January 14, 1999, the Company's shareholders adopted the 1999  Stock
 Option Plan (the "1999 Plan").  The  1999 Plan provides for the issuance  of incentive stock options and non-qualified stock options to key employees and
 directors of  the Company.   The  total  number of  shares of  Common  Stock
 authorized and  reserved  for issuance  under  the 1999  Plan  is  1,200,000 shares.  The  exercise price for  each stock option  granted under the  1999
 Plan may not be less than the fair market  value of the Common Stock  on the date of  the grant,  unless, in  the case  of incentive  stock options,  the optionee owns greater  than 10% of  the total combined  voting power of  all classes of capital stock  of the Company, in  which case the exercise  price may not be less than 110%  of the fair market value  of the Common Stock  on the date of the  grant.  Unless otherwise  determined by the Board,  options granted under the 1999 Plan have a maximum duration of ten years unless,  in the case of incentive stock options, the  optionee owns at least 10% of  the total combined voting power of all classes of capital stock of the  Company, in which case the maximum duration is five years.  As of December 31,  2000, options to purchase 294,500 shares of Common Stock were available for  grant under the 1999  Plan.  Options  to purchase 625,000  shares of common  stock under the 1999 Plan were vested as of December 31, 2000.

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

      Stock option and warrant activity from  July 31, 1997 through  December
 31, 2000 is summarized in the accompanying chart (in thousands, except exercise price).


                                                             Exercisable
                                                          -----------------
                                                                  Weighted
                                             Weighted             Average
                                             Average              Exercise
                       Options Warrants  Exercise Price  Number    Price
                       ------- --------  --------------  ------    -----
    July 31, 1997        201     2,977       $ 7.82       3,120    $7.88
      Granted             27      480          8.00
      Cancelled           (1)    (450)        14.65
      Exercised          (13)  (1,138)         4.13
                        ----   ------
    July 31, 1998        214    1,869          8.42       2,027     8.48
      Granted             22      352         12.00
      Cancelled           (2)       -          7.26
      Exercised            -     (325)         4.53
                        ----   ------
    December 31, 1998    234    1,896          9.65       2,075     9.66
      Granted            480        -         10.07
      Exercised          (73)      (5)         4.63
                        ----   ------
    December 31, 1999    641    1,891          9.88       2,001     9.84
      Granted            475        -          2.00
      Cancelled          (65)    (630)        14.35
                        ----   ------
    December 31, 2000  1,051    1,261          6.92       1,816     6.28
                       =====   ======


      Options and warrants outstanding as of December 31, 2000 are as follows
 (in thousands, except exercise price and life):

                       Total Warrants    Weighted Average
    Exercise Price      and Options       Remaining Life   Currently Exercisable
    --------------      -----------       --------------   ---------------------
        $2.00                475               10.0                 425
         4.63                562               10.0                 562
         4.75                  9               10.6                   9
         8.00                483                2.1                 380
        10.00                424                8.4                 200
        11.00                  7                8.5                   -
        12.00                352                2.7                 240
                           -----                                  -----
                           2,312                                  1,816
                           =====                                  =====


      The Company applies the intrinsic value method in accounting for its stock option and warrant issuances. Accordingly, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant dates for such option and warrant awards, the Company's net income would have been reduced by $1,349,000, $748,000, $262,000, and $397,000 during the years ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998, respectively. Basic and diluted earnings per share would have been reduced by $0.15 and $0.15, $0.09 and $0.08, respectively, during the years ended December 31, 2000 and 1999, by $0.03 and $0.03, respectively, during the five months ended December 31, 1998, by $0.07 and $0.06, respectively, during the year ended July 31, 1998.

      Weighted average grant-date fair values  of options issued were  $1.59,
 $6.62, $5.50, and  $5.71 per unit  during the years ended December 31,  2000 and 1999, the five months ended December  31, 1998, and the year ended  July
 31, 1998, respectively, which were calculated in accordance with the  Black-
 Scholes option pricing model, using the following assumptions:


                           Year         Year      Five Months     Year
                           Ended        Ended        Ended       Ended
                        December 31, December 31, December 31,  July 31,
                           2000         1999         1998         1998
                           -----        -----        -----        -----
 Expected volatility         80%          55%          50%          99%
 Expected dividend yield      -            -            -      -
 Expected option term     10 years     10 years      5 years      5 years
 Risk-free rate of return   5.0%         5.5%         5.0%         6.0%


 NOTE 13 - FIRST CASH 401(k) PLAN

      The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee contributions are paid to a corporate trustee and invested in various funds. Company contributions are invested in its common stock, and contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company contributions to the Plan were $146,000, $121,000, $48,000, and $95,000 for the years ended December 31,
 2000 and 1999, the five months ended December 31, 1998, and the year ended July 31, 1998, respectively.


 NOTE 14 - OPERATING SEGMENT INFORMATION

      The Company has three reportable operating segments: pawn lending stores, check cashing/payday advance stores, and a software and hardware provider. The Company's pawn stores offer non-recourse loans on the collateral of pledged tangible personal property. The Company's pawn stores also provide short-term unsecured consumer loans, commonly referred to as payroll advances. The Company's check cashing and payday advance stores provide check cashing services, short-term unsecured consumer loans, bill payment services, money transfer services and money order sales. The Company's computer software subsidiary, Answers, etc., provides turnkey point of sale operating systems to other check cashing and payday advance operators unaffiliated with the Company.

      The accounting policies of the segments are the same as those described in Note 2. Management of the Company evaluates performance based on the operating income of each segment. There are no intersegmental sales. Each segment is supervised separately. Information concerning the segments is set forth below (in thousands):



                                          Check Cashing/
                                    Pawn  Payday Advance
                                   Stores     Stores     Software  Consolidated
                                   ------     ------     --------  ------------
Year Ended December 31, 2000
----------------------------
Total revenues                    $ 87,145   $ 16,582    $  2,131   $ 105,858
Depreciation and amortization        3,501        804         178       4,483
Income before interest and
  income taxes                       7,420      4,582      (1,236)     10,766
Total assets at December 31, 2000   89,208     27,093       2,817     119,118
Capital expenditures                 1,523        349         183       2,055

Year Ended December 31, 1999
----------------------------
Total revenues                      79,470     14,573       3,708      97,751
Depreciation and amortization        2,293        709          88       3,090
Income before interest and
  income taxes                       8,019      3,927         345      12,291
Total assets at December 31, 1999   91,516     34,800       2,531     128,847
 Capital expenditures                2,539        431         312       3,282

Five Months Ended December 31, 1998
-----------------------------------
Total revenues                      29,140      3,484       1,454      34,078
Depreciation and amortization          804        221          13       1,038
Income before interest and
  income taxes                       4,051      1,036         212       5,299
Total assets at December 31, 1998   80,586     30,495       2,244     113,325
Capital expenditures                   806        145          46         997

Year Ended July 31, 1998
------------------------
Total revenues                      57,082      1,133         789      59,004
Depreciation and amortization        1,627         74           4       1,705
Income before interest and
  income taxes                       7,700        272         122       8,094
Total assets at July 31, 1998       68,143     21,411       1,574      91,128
Capital expenditures                   999         11          11       1,021
