Form 10-Q
period 2001-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2001-05-11
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended         Commission File Number:
           March 31, 2001                     0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                             75-2237318
       (State of Incorporation)                   (IRS Employers
                                              Identification Number)
      690 East Lamar, Suite 400
           Arlington, Texas                           76011
   (Address of principal executive                  (Zip Code)
               offices)


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

                            Yes    x       No  ___

 As of May 11, 2001, there were 8,666,687 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

 Part I.  Financial Information
 Item 1.  Financial Statements

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                    2001         2000
                                                   -------      -------
                                                 (unaudited)
                                            (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents...................     $  7,254     $  6,611
 Service charges receivable..................        2,443        2,707
 Receivables.................................       19,773       22,043
 Inventories.................................       14,182       17,221
 Prepaid expenses and other current assets...        1,536        1,884
                                                   -------      -------
    Total current assets ....................       45,188       50,466
 Property and equipment, net.................       10,129       10,378
 Intangible assets, net......................       53,126       53,508
 Receivable from Cash & Go, Ltd..............        4,639        4,580
 Other.......................................          259          186
                                                   -------      -------
                                                  $113,341     $119,118
                                                   =======      =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt and
   notes payable.............................     $  1,643     $  1,643
 Accounts payable and accrued expenses.......        7,806        6,460
 Income taxes payable........................        1,046          528
                                                   -------      -------
    Total current liabilities ...............       10,495        8,631
 Revolving credit facility...................       30,000       39,000
 Long-term debt and notes payable, net of
   current portion...........................        2,602        3,019
 Deferred income taxes.......................        3,054        2,814
                                                   -------      -------
                                                    46,151       53,464
                                                   -------      -------
 Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
     shares authorized; no shares issued or
     outstanding ............................            -            -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 9,320,868 and
     9,320,868 shares issued, respectively;
     8,666,687 and 8,796,027 shares
     outstanding, respectively ..............           93           93
   Additional paid-in capital ...............       50,953       50,953
   Retained earnings ........................       25,075       22,949
   Common stock receivables from officers ...       (5,916)      (5,826)
   Common stock held in treasury, at cost,
     654,181 and 524,841 shares, respectively       (3,015)      (2,515)
                                                   -------      -------
                                                    67,190       65,654
                                                   -------      -------
                                                  $113,341     $119,118
                                                   =======      =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                              Three Months Ended March 31,
                                                    2001         2000
                                                   -------      -------
                                                 (unaudited)  (unaudited)
                                                 (in thousands, except per
                                                      share amounts)
 Revenues:
  Merchandise sales ............................  $ 14,817     $ 15,275
  Service charges ..............................    12,699       11,059
  Check cashing fees ...........................       625          608
  Other ........................................       562          623
                                                   -------      -------
                                                    28,703       27,565
                                                   -------      -------
 Cost of goods sold and expenses:
  Cost of goods sold ...........................     9,561       10,299
  Operating expenses ...........................    11,529       11,340
  Interest expense .............................       489          763
  Depreciation .................................       584          512
  Amortization .................................       382          379
  Administrative expenses ......................     2,836        1,745
                                                   -------      -------
                                                    25,381       25,038
                                                   -------      -------
 Income before income taxes.....................     3,322        2,527
 Provision for income taxes.....................     1,196          948
                                                   -------      -------
 Income before cumulative effect of change in
   accounting principle ........................     2,126        1,579
 Cumulative effect on prior years of change
   in accounting principle, net of tax .........         -       (2,287)
                                                   -------      -------
 Net income (loss)..............................  $  2,126     $   (708)
                                                   =======      =======
 Net income (loss) per share:
  Basic
    Income before cumulative effect of change in
      accounting principle......................  $   0.24     $   0.18
    Cumulative effect of change in accounting
      principle                                          -        (0.26)
                                                   -------      -------
    Net income (loss) ..........................   $  0.24     $  (0.08)
                                                   =======      =======
  Diluted
    Income before cumulative effect of change in
      accounting principle......................   $  0.24     $   0.17
    Cumulative effect of change in accounting
      principle                                          -        (0.25)
                                                   -------      -------
    Net income (loss) ..........................   $  0.24     $  (0.08)
                                                   =======      =======


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended March 31,
                                                       2001        2000
                                                     --------    --------
                                                    (unaudited)(unaudited)
                                                        (in thousands)
 Cash flows from operating activities:
  Net income (loss) ..............................  $   2,126    $   (708)
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization ..............        966         891
      Cumulative effect of change in accounting
        principle                                           -       2,287
  Changes in operating assets and liabilities,
    net of effect of purchases of existing stores:
    Service charges receivable ...................        264         365
    Inventories ..................................      3,039       1,031
    Prepaid expenses and other assets ............        275        (133)
    Accounts payable and accrued expenses ........      1,346         462
    Current and deferred income taxes  ...........        758         911
                                                     --------    --------
      Net cash flows from operating activities....      8,774       5,106
                                                     --------    --------
 Cash flows from investing activities:
  Net decrease in receivables ....................      2,270       2,827
  Purchases of property and equipment ............       (335)       (781)
  Increase in receivable from Cash & Go, Ltd .....        (59)     (1,026)
                                                     --------    --------
      Net cash flows from investing activities ...      1,876       1,020
                                                     --------    --------
 Cash flows from financing activities:
  Proceeds from debt .............................        600         277
  Repayments of debt .............................    (10,017)     (8,198)
  Common stock receivables from officers .........        (90)       (157)
  Purchase of treasury stock .....................       (500)          -
                                                     --------    --------
      Net cash flows from financing activities ...    (10,007)     (8,078)
                                                     --------    --------
 Increase (decrease) in cash and cash equivalents.        643      (1,952)
 Cash and cash equivalents at beginning
   of the period .................................      6,611      10,717
                                                     --------    --------
 Cash and cash equivalents at end of the period.    $   7,254   $   8,765
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................    $     833   $     764
                                                     ========    ========
    Income taxes ...............................    $     438   $      36
                                                     ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2000 Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 2001 and December 31, 2000 and for the periods ended March 31, 2001 and 2000 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.


 Note 2 - Revolving Credit Facility

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At March 31, 2001, $30,000,000 was outstanding under this Credit Facility and an additional  $18,839,000  was  available  to  the  Company  pursuant  to  the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 4.5% at March 31, 2001) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the three months ended March 31, 2001 and as of May 11, 2001.


 Note 3 - Earnings Per Share

         The following table sets forth the computation of the amounts used in calculating basic and diluted earnings per share:

                                                  Three Months Ended
                                                 --------------------
                                                 March 31,  March 31,
                                                    2001       2000
                                                   ------     ------
 Numerator:
      Income before cumulative effect
        of change in accounting principle
        for calculating basic and diluted
        earnings per share                        $ 2,126    $ 1,579
      Cumulative effect on prior years
        of change in accounting principle
        for calculating basic and diluted
        earnings per share                              -     (2,287)
                                                   ------     ------
      Net income for calculating basic
        and diluted earnings per share            $ 2,126    $  (708)
                                                   ======     ======
 Denominator:
      Weighted-average common
         shares for calculating basic
        earnings per share                          8,736      8,850
      Effect of dilutive securities:
       Stock options and warrants                     235        213
                                                   ------     ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                          8,971      9,063
                                                   ======     ======


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


 Note 5 - Operating Segment Information

      The Company has three reportable operating segments: pawn lending stores, check cashing and payday advance stores, and a software and hardware provider. The Company's pawn stores offer non-recourse loans on the collateral of pledged tangible personal property as well as short-term secured consumer loans commonly referred to as payroll advances. The
 Company's check cashing and payday advance stores provide check cashing services, short-term secured consumer loans, bill payment services, money transfer services and money order sales. The Company's computer software subsidiary, Answers, etc., provides turnkey point of sale operating systems to other check cashing and payday advance operators unaffiliated with the Company.

      Management of the Company evaluates performance based on the operating income of each segment. There are no intersegmental sales. Each of the segments are supervised separately. Information concerning the segments is set forth below (in thousands):

                                           Check Cashing/
                                     Pawn  Payday Advance
                                    Stores     Stores     Software  Consolidated
                                    ------     ------     --------  ------------
 Three Months Ended March 31, 2001
 ---------------------------------
 Total revenues                     $24,025   $ 4,119     $   559     $ 28,703
 Depreciation and amortization          711       202          53          966
 Income before interest and
   income taxes                       2,925     1,049        (163)       3,811
 Total assets at March 31, 2001      82,850    28,284       2,207      113,341
 Capital expenditures                   278        42          15          335

 Three Months Ended March 31, 2000
 ---------------------------------
 Total revenues                      22,969     3,926         670       27,565
 Depreciation and amortization          663       189          39          891
 Income before interest and
   income taxes                       2,099     1,351        (160)       3,290
 Total assets at March 31, 2000      85,966    31,607       2,490      120,063
 Capital expenditures                   505       167         109          781




                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash  Financial  Services, Inc.  is  the nation's  third  largest publicly traded pawnshop operator and currently owns and operates pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer loans, lending money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously-owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. The Company's pawn stores also offer short-term, secured advances ("payroll advances").

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


 RESULTS OF OPERATIONS

 Three months ended March 31, 2001 compared to the three months ended March 31, 2000

      Total revenues increased 4% to $28,703,000 for the three months ended March 31, 2001 ("the First Quarter of 2001") as compared to revenues of $27,565,000 for the three months ended March 31, 2000 ("the First Quarter of 2000"). Of the $1,138,000 increase in total revenues, $458,000 was attributable to a decrease in merchandise sales, $1,640,000 was attributable to increased service charges, $17,000 was attributable to increased check cashing fees, and the remaining decrease of $61,000, was attributable to other income. As a percentage of total revenues, merchandise sales decreased from 56% to 52%, service charges increased from 40% to 44%, while check cashing fees and other income were each 2% of total revenues during both the First Quarter of 2000 and the First Quarter of 2001. The gross profit margin as a percentage of merchandise sales increased to 35% during the First Quarter of 2001 compared to 33% during the First Quarter of 2000. The aggregate receivables balance (pawn loans plus payday advances) decreased 3% from $20,487,000 as of March 31, 2000 to $19,773,000 as of
 March 31, 2001.

      Operating expenses increased 2% to $11,529,000 during the First Quarter of 2001 compared to $11,340,000 during the First Quarter of 2000, primarily as a result of increased bad debt related to the introduction of payday advances in most of the Company's pawn stores subsequent to the First Quarter of 1999. Administrative expenses increased 63% to $2,836,000 during the First Quarter of 2001 compared to $1,745,000 during the First Quarter of 2000, primarily due to a legal accrual and the addition of supervisory staff and other overhead related to the introduction of payday advances in the Company's pawn stores. Interest expense decreased 36% from $763,000 in the First Quarter of 2000 to $489,000 in the First Quarter of 2001, primarily due to the significantly lower level of debt during the First Quarter of 2001 compared to the First Quarter of 2000.

      For the First Quarter of 2001 and the First Quarter of 2000, the Company's tax provisions of 36% and 38%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At March 31, 2001, $30,000,000 was outstanding under this Credit Facility and an additional  $18,839,000  was  available  to  the  Company  pursuant  to  the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 4.5% at March 31, 2001) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the quarter ended March 31, 2001 and as of May 11, 2001. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of March 31, 2001, the Company's primary sources of liquidity were $7,254,000 in cash and cash equivalents, $2,443,000 in service charges receivable, $19,773,000 in receivables, $14,182,000 in inventories and $18,839,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of March 31, 2001 of $34,693,000 and a total liabilities to equity ratio of 0.69 to 1.

      Net cash provided by operating activities for the Company during the First Quarter of 2001 was $8,774,000 as compared with $5,106,000 provided by operating activities during the First Quarter of 2000. Net cash provided by investing activities during the First Quarter of 2001 was $1,876,000 as compared with $1,020,000 provided by investing activities during the First Quarter of 2000. Net cash used for financing activities of $10,007,000 during the First Quarter of 2001 compares to net cash used for financing activities of $8,078,000 during the First Quarter of 2000.

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

      Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of May 11, 2001. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company intends to continue to engage in a plan of expansion primarily through new store openings in both check cashing/payday advance locations for the Company, and kiosks for Cash & Go, Ltd., the Company's 50% convenience store joint venture. Secondarily, the Company will selectively expand through existing store acquisitions. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between April 1, 2001 and May 11, 2001, the Company opened one new store. All store openings and acquisitions during the quarter ended March 31, 2001 were financed with proceeds from the Company's Credit Facility and with cash generated from operations.

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


                         PART II.  OTHER INFORMATION

 ITEM 2.  Changes in securities

      b. Between January 1, 2001 and March 31, 2001, the Company repurchased 129,340 shares of common stock for an average purchase price of $3.87 per share.


 ITEM 4.  Submission of matters to a vote of security holders


 ITEM 6.  Exhibits and reports on Form 8-K



                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  May 11, 2001          FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)


 /s/ Phillip E. Powell         /s/ Rick L. Wessel
 ---------------------         ------------------------
 Phillip E. Powell             Rick L. Wessel
 Chairman of the Board and     Chief Accounting Officer
 Chief Executive Officer