Form 10-Q
period 2001-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2001-08-13
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended         Commission File Number:
            June 30, 2001                     0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                           75-2237318
     (State of Incorporation)                 (IRS Employers
                                          Identification Number)
     690 East Lamar, Suite 400
         Arlington, Texas
  (Address of principal executive                  76011
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

                            Yes    x       No  ___

 As of August 10, 2001, there were 8,666,687 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

 Part I.  Financial Information
 Item 1.  Financial Statements


                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,   December 31,
                                                     2001         2000
                                                   -------      -------
                                                  (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents...................     $  9,667     $  6,611
 Service charges receivable..................        2,723        2,707
 Receivables.................................       21,988       22,043
 Inventories.................................       12,151       17,221
 Prepaid expenses and other current assets...        2,060        1,884
                                                   -------      -------
    Total current assets ....................       48,589       50,466
 Property and equipment, net.................        9,956       10,378
 Intangible assets, net......................       52,744       53,508
 Receivable from Cash & Go, Ltd..............        6,832        4,580
 Other.......................................          559          186
                                                   -------      -------
                                                  $118,680     $119,118
                                                   =======      =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt and
   notes payable.............................     $  1,534     $  1,643
 Accounts payable and accrued expenses.......        7,742        6,460
 Income taxes payable........................           34          528
                                                   -------      -------
    Total current liabilities ...............        9,310        8,631
 Revolving credit facility...................       35,000       39,000
 Long-term debt and notes payable, net of
   current portion...........................        2,292        3,019
 Deferred income taxes.......................        3,294        2,814
                                                   -------      -------
                                                    49,896       53,464
                                                   -------      -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized; no shares
     issued or outstanding...................            -            -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 9,320,868 and
     9,320,868 shares issued, respectively;
     8,666,687 and 8,796,027 shares
     outstanding, respectively ..............           93           93
   Additional paid-in capital ...............       50,953       50,953
   Retained earnings ........................       26,625       22,949
   Common stock receivables from officers ...       (5,872)      (5,826)
   Common stock held in treasury, at cost,
     654,181 and 524,841 shares, respectively       (3,015)      (2,515)
                                                   -------      -------
                                                    68,784       65,654
                                                   -------      -------
                                                  $118,680     $119,118
                                                   =======      =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                             Three Months Ended       Six Months Ended
                                             -------------------     ------------------
                                            June 30,    June 30,    June 30,   June 30,
                                              2001        2000        2001       2000
                                             -------     -------     -------    -------
                                        (unaudited, in thousands, except per share amounts)
 Revenues:
      Merchandise sales...................  $ 13,177    $ 12,726    $ 27,994   $ 28,001
      Service charges.....................    12,678      10,912      25,377     21,971
      Check cashing fees..................       555         543       1,180      1,151
      Other...............................       548         575       1,110      1,198
                                             -------     -------     -------    -------
                                              26,958      24,756      55,661     52,321
                                             -------     -------     -------    -------
 Cost of goods sold and expenses:
      Cost of goods sold..................     9,100       8,112      18,661     18,411
      Operating expenses..................    12,289      11,967      23,818     23,307
      Interest expense....................       339         701         828      1,464
      Depreciation........................       592         542       1,176      1,054
      Amortization........................       382         379         764        758
      Administrative expenses.............     1,834       1,830       4,670      3,575
                                             -------     -------     -------    -------
                                              24,536      23,531      49,917     48,569
                                             -------     -------     -------    -------
 Income before income taxes...............     2,422       1,225       5,744      3,752
 Provision for income taxes...............       872         469       2,068      1,417
                                             -------     -------     -------    -------
 Income before cumulative effect of change
   in accounting principle, net of tax         1,550         756       3,676      2,335
 Cumulative effect on prior years of
   change in accounting principle.........         -           -           -     (2,287)
                                             -------     -------     -------    -------
 Net income...............................  $  1,550    $    756    $  3,676   $     48
                                             =======     =======     =======    =======
 Net income per share:
   Basic
     Income before cumulative effect of
       change in accounting principle.....  $   0.18    $   0.09    $   0.42   $   0.27
     Cumulative effect of change in
       accounting principle, net of tax...         -           -           -      (0.26)
                                             -------     -------     -------    -------
     Net income ..........................  $   0.18    $   0.09    $   0.42   $   0.01
                                             =======     =======     =======    =======
   Diluted
     Income before cumulative effect of
       change in accounting principle.....  $   0.17    $   0.09    $   0.40   $   0.26
     Cumulative effect of change in
       accounting principle, net of tax...         -           -           -      (0.25)
                                             -------     -------     -------    -------
     Net income ..........................  $   0.17    $   0.09    $   0.40   $   0.01
                                             =======     =======     =======    =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six-Month Period
                                                        Ended June 30,
                                                     --------------------
                                                       2001        2000
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
   Net income ..................................... $   3,676    $     48
   Adjustments to reconcile net income to net cash
     flows from operating activities:
      Depreciation and amortization................     1,940       1,812
      Cumulative effect of change
        in accounting principle....................         -       2,287
   Changes in operating assets and liabilities:
    (Increase) decrease in service
      charges receivable...........................       (16)        218
    Decrease in inventories .......................     5,071         602
    Increase in prepaid expenses and other assets..      (548)       (924)
      Increase in accounts payable and
        accrued expenses...........................     1,282         202
    Increase (decrease) in income taxes payable....       (14)        408
                                                     --------    --------
      Net cash flows from operating activities.....    11,391       4,653
                                                     --------    --------
 Cash flows from investing activities:
   Net decrease in receivables ....................        55       2,019
   Purchases of property and equipment ............      (754)     (1,316)
   Increase in receivable from Cash & Go, Ltd......    (2,252)     (2,075)
                                                     --------    --------
   Net cash flows from investing activities........    (2,951)     (1,372)
                                                     --------    --------
 Cash flows from financing activities:
   Proceeds from debt .............................     8,700       3,777
   Repayments of debt .............................   (13,536)     (8,619)
   Common stock receivables from officers .........       (48)     (1,978)
   Purchase of treasury stock .....................      (500)       (248)
                                                     --------    --------
      Net cash flows from financing activities.....    (5,384)     (7,068)
                                                     --------    --------
 Increase (decrease) in cash and cash equivalents..     3,056      (3,787)
 Cash and cash equivalents at beginning
   of the period...................................     6,611      10,717
                                                     --------    --------
 Cash and cash equivalents at end of the period.... $   9,667   $   6,930
                                                     ========    ========
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest ...................................... $   1,422   $   1,450
                                                     ========    ========
    Income taxes .................................. $   2,081   $   1,008
                                                     ========    ========


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2000 Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

 Note 2 - Revolving Credit Facility

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At June 30, 2001, $35,000,000 was outstanding under this Credit Facility and an additional  $13,907,000  was  available  to  the  Company  pursuant  to  the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 4.8% at June 30, 2001) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the six months ended June 30, 2001 and as of August 10, 2001.


 Note 3 - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three Months Ended  Six Months Ended
                                            ---------------   ---------------
                                           June 30, June 30, June 30, June 30,
                                             2001     2000     2001     2000
                                            ------   ------   ------   ------
 Numerator:
      Income before cumulative effect
        of change in accounting principle
        for calculating basic and diluted
        earnings per share                 $ 1,550  $   756  $ 3,676  $ 2,335
      Cumulative effect on prior years
        of change in accounting principle
        for calculating basic and diluted
        earnings per share                       -        -        -   (2,287)
                                            ------   ------   ------   ------
      Net income for calculating basic
        and diluted earnings per share     $ 1,550  $   756  $ 3,676  $    48


 Denominator:
      Weighted-average common
         shares for calculating basic
        earnings per share                   8,667    8,811    8,701   8,830
      Effect of dilutive securities:
        Stock options and warrants             617        -      426     106
                                            ------   ------   ------   ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                   9,284    8,811    9,127    8,936
                                            ======   ======   ======   ======


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


 Note 5 - Operating Segment Information

      The Company has three reportable operating segments: pawn lending stores, check cashing/payroll advance stores, and a software and hardware provider. The Company's pawn stores offer non-recourse loans on the collateral of pledged tangible personal property as well as short-term secured consumer loans commonly referred to as payroll advances. The Company's check cashing and payroll advance stores provide check cashing services, short-term secured consumer loans, bill payment services, money transfer services and money order sales. The Company's computer software subsidiary, Answers, etc., provides turnkey point of sale operating systems to other check cashing and payroll advance operators unaffiliated with the Company.

      Management of the Company evaluates performance based on the operating income of each segment. There are no intersegmental sales. Each of the segments is supervised separately. Information concerning the segments is set forth below (in thousands):

                                           Check Cashing/
                                     Pawn  Payroll Advance
                                    Stores     Stores     Software  Consolidated
                                    ------     ------     --------  ------------
 Three Months Ended June 30, 2001
 --------------------------------
 Total revenues                    $22,095    $ 4,304    $     559    $ 26,958
 Depreciation and amortization         721        200           53         974
 Income before interest and
   income taxes                      1,961        873          (73)      2,761
 Total assets at June 30, 2001      88,011     28,547        2,122     118,680
 Capital expenditures                  342         77            -         419

 Three Months Ended June 30, 2000
 --------------------------------
 Total revenues                     20,247      4,039          470      24,756
 Depreciation and amortization         681        195           45         921
 Income before interest and
   income taxes                      1,425        942         (441)      1,926
 Total assets at June 30, 2000      86,631     32,011        2,423     121,065
 Capital expenditures                  401         86           46         533

 Six Months Ended June 30, 2001
 --------------------------------
 Total revenues                     46,120      8,423        1,118      55,661
 Depreciation and amortization       1,431        403          106       1,940
 Income before interest and
   income taxes                      4,885      1,922         (235)      6,572
 Total assets at June 30, 2001      88,011     28,547        2,122     118,680
 Capital expenditures                  620        119           15         754

 Six Months Ended June 30, 2000
 --------------------------------
 Total revenues                     43,216      7,965        1,140      52,321
 Depreciation and amortization       1,344        384           84       1,812
 Income before interest and
   income taxes                      3,524      2,293         (601)      5,216
 Total assets at June 30, 2000      86,631     32,011        2,423     121,065
 Capital expenditures                  906        253          155       1,314

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

      The Company  also  currently owns  check  cashing and  payroll  advance stores in California, Washington, Oregon, Illinois and Washington D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and payroll advances. The Company also owns Answers, etc., a company which provides computer hardware and software to third party check cashing and payroll advance operators throughout the country, as well as ongoing technical support. In addition, the Company is a 50% partner in Cash & Go, Ltd., a joint venture which owns financial service kiosks located inside convenience stores.

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


 RESULTS OF OPERATIONS

 Three months ended June 30, 2001 compared to the three months ended June 30,
 2000

      Total revenues increased 9% to $26,958,000 for the three months ended June 30, 2001 ("the Second Quarter of 2001") as compared to revenues of $24,756,000 for the three months ended June 30, 2000 ("the Second Quarter of 2000"). Of the $2,202,000 increase in total revenues, 20%, or $451,000 was attributable to increased merchandise sales, 80%, or $1,766,000 was attributable to increased service charges, while other income and check cashing fees decreased $15,000, or less than 1% of total revenues. As a percentage of total revenues, merchandise sales decreased from 52% to 49%, service charges increased from 44% to 47%, check cashing fees and other income remained unchanged at 4% of total revenues during both the Second Quarter of 2000 and the Second Quarter of 2001. Gross profit as a percentage of merchandise sales decreased to 31% during the Second Quarter of 2001 compared to 36% during the Second Quarter of 2000. This decrease in the Company's gross profit margin was primarily the result of a higher volume of scrap jewelry sales, which have lower margins, during the Second Quarter of 2001.

      The aggregate receivables balance (pawn loans plus payday advances) increased 3% from $21,295,000 as of June 30, 2000 to $21,988,000 as of June 30, 2001. Of the $693,000 increase, $337,000 was attributable to the addition of 6 stores acquired or opened subsequent to June 30, 2000. The remaining increase of $356,000 was derived from the increase in aggregate receivable balances at the 138 stores in operation at both June 30, 2000 and June 30, 2001.

      Operating expenses increased 3% to $12,289,000 during the Second Quarter of 2001 compared to $11,967,000 during the Second Quarter of 2000. Administrative expenses increased $4,000 to $1,834,000 during the Second Quarter of 2001 compared to $1,830,000 during the Second Quarter of 2000. Interest expense decreased 52% from $701,000 in the Second Quarter of 2000 to $339,000 in the Second Quarter of 2001, primarily due to lower interest rates and an overall lower level of debt during the Second Quarter of 2001 compared to the Second Quarter of 2000.

      For the Second Quarter of 2001 and the Second Quarter of 2000, the Company's tax provisions of 36% and 38%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

 Six months ended June 30, 2001 compared to six months ended June 30, 2000

      Total revenues increased 6% to $55,661,000 for the six months ended June 30, 2001 (the "Six-Month 2001 Period") as compared to $52,321,000 for the six months ended June 30, 2000 (the "Six-Month 2000 Period"). Of the $3,340,000 increase in total revenues, $7,000, was attributable to a decrease in merchandise sales, $3,406,000, was attributable to increased service charges, while check cashing fees other income decreased $59,000. As a percentage of total revenues, merchandise sales decreased from 54% to 50% during the Six-Month 2001 Period compared to the Six-Month 2000 Period, while service charges increased from 42% to 46%, respectively. Check cashing fees and other income remained at 4% of total revenues in the Six-Month 2000 and 2001 Periods. Gross profit as a percentage of merchandise sales decreased from 34% in the Six-Month 2000 Period to 33% in the Six-Month 2001 Period. This decrease in the Company's gross profit margin was primarily the result of a higher volume of scrap jewelry sales, which have lower margins, during the Six-Month 2001 Period.

      The aggregate receivables balance (pawn loans plus payday advances) increased 3% from $21,295,000 as of June 30, 2000 to $21,988,000 as of June 30, 2001. Of the $693,000 increase, $337,000 was attributable to the addition of 6 stores acquired or opened subsequent to June 30, 2000. The remaining increase of $356,000 was derived from the increase in aggregate receivable balances at the 138 stores in operation at both June 30, 2000 and June 30, 2001.

      Operating expenses increased 2% to $23,818,000 during the Six-Month 2001 Period compared to $23,307,000 during the Six-Month 2000 Period. Administrative expenses increased 31% to $4,670,000 during the Six-Month 2001 Period compared to $3,575,000 during the Six-Month 2000 Period. Interest expense decreased to $828,000 in the Six-Month 2001 Period compared to $1,464,000 in the Six-Month 2000 Period, primarily due to legal accrual and the addition of supervisory staff and other overhead related to the introduction of payday advances in the Company's pawn stores. Interest expense decreased to $828,000 in the Six-Month 2001 Period compared to $1,464,000 in the Six-Month 2000 Period.

      For both the Six-Month 2001 and 20 00 Periods, the Company's tax provisions of 36% and 38% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At June 30, 2001, $35,000,000 was outstanding under this Credit Facility and an additional  $13,907,000  was  available  to  the  Company  pursuant  to  the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 4.8% at June 30, 2001) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the six months ended June 30, 2001 and as of August 10, 2001. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders.
 Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of June 30, 2001, the Company's primary sources of liquidity were $9,667,000 in cash and cash equivalents, $2,723,000 in service charges receivable, $21,988,000 in receivables, $12,151,000 in inventories and $13,907,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of June 30, 2001 of $39,279,000 and a total liabilities to equity ratio of 0.73 to 1.

      Net cash provided by operating activities for the Company during the Six-Month 2001 Period was $11,391,000 as compared with $4,653,000 provided by operating activities during the Six-Month 2000 Period. Net cash used by investing activities during the Six-Month 2001 Period was $2,951,000 as compared with $1,372,000 used by investing activities during the Six-Month 2000 Period. Net cash used for financing activities of $5,384,000 during the Six-Month 2001 Period compares to net cash provided by financing activities of $7,068,000 during the Six-Month 2000 Period.

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

      Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of August 10, 2001. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company intends to continue to engage in a plan of expansion primarily through new store openings in both check cashing/payroll advance locations for the Company, and kiosks for Cash & Go, Ltd., the Company's 50% convenience store joint venture. Secondarily, the Company will selectively expand through existing store acquisitions. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between July 1, 2001 and August 10, 2001, the Company did not open or acquire any new stores. All store openings and acquisitions during the six months ended June 30, 2001 were financed with proceeds from the Company's Credit Facility and with cash generated from operations.


 NEW ACCOUNTING PRONUNCEMENTS

 Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets" is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has not yet determined the effect adopting SFAS No. 142 will have on its financial statements.


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

                         PART II.  OTHER INFORMATION

 ITEM 2.  Changes in securities

       b. During the six months ended June 30, 2001, the Company repurchased 129,340 shares of common stock for an price of $3.87 per share.

 ITEM 4.  Submission of matters to a vote of security holders

       On June 27, 2001, the Company held its annual meeting of stockholders and its stockholders voted for (or ratified) the following proxy proposals as a result of a majority of the Company's outstanding capital stock voting in favor of the proposals. The proposals ratified at the June 27, 2001 annual stockholders' meeting are as follows:

         1. The stockholders elected Tara Schuchmann director of First Cash Financial Services, Inc.

         2. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2001.

 ITEM 6.  Exhibits and reports on Form 8-K

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  August 10, 2001       FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)


 /s/ Phillip E. Powell         /s/ Rick L. Wessel
 ---------------------         ------------------------
 Phillip E. Powell             Rick L. Wessel
 Chairman of the Board and     Chief Accounting Officer
 Chief Executive Officer