Form 10-Q
period 2001-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2001-11-09
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended         Commission File Number:
         September 30, 2001                   0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                           75-2237318
     (State of Incorporation)                 (IRS Employers
                                          Identification Number)
     690 East Lamar, Suite 400
         Arlington, Texas
  (Address of principal executive                  76011
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

                            Yes    x       No  ___

 As of November 9, 2001, there were 8,754,687 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

 Part I.  Financial Information
 Item 1.  Financial Statements


                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,  December 31,
                                                     2001         2000
                                                   -------      -------
                                                  (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents...................     $ 10,146     $  6,611
 Service charges receivable..................        2,831        2,707
 Receivables.................................       22,988       22,043
 Inventories.................................       12,791       17,221
 Prepaid expenses and other current assets...        2,439        1,884
                                                   -------      -------
    Total current assets ....................       51,195       50,466
 Property and equipment, net.................        9,861       10,378
 Intangible assets, net......................       52,362       53,508
 Receivable from Cash & Go, Ltd..............        7,282        4,580
 Other.......................................          106          186
                                                   -------      -------
                                                  $120,806     $119,118
                                                   =======      =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt and
   notes payable.............................     $  1,433     $  1,643
 Accounts payable and accrued expenses.......        8,786        6,460
 Income taxes payable........................           56          528
                                                   -------      -------
    Total current liabilities ...............       10,275        8,631

 Revolving credit facility...................       33,500       39,000
 Long-term debt and notes payable, net of
   current portion ..........................        1,972        3,019
 Deferred income taxes.......................        3,534        2,814
                                                   -------      -------
                                                    49,281       53,464
                                                   -------      -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized; no shares
     issued or outstanding ..................            -            -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 9,320,868 and
     9,320,868 shares issued, respectively;
     8,666,687 and 8,796,027 shares
     outstanding, respectively ..............           93           93
   Additional paid-in capital ...............       50,953       50,953
   Retained earnings ........................       28,500       22,949
   Common stock receivables from officers ...       (5,006)      (5,826)
   Common stock held in treasury, at cost,
     654,181 and 524,841 shares, respectively       (3,015)      (2,515)
                                                   -------      -------
                                                    71,525       65,654
                                                   -------      -------
                                                  $120,806     $119,118
                                                   =======      =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                             Three Months Ended      Nine Months Ended
                                             -------------------     ------------------
                                            Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                                              2001        2000        2001       2000
                                             -------     -------     -------    -------
                                        (unaudited, in thousands, except per share amounts)
 Revenues:
      Merchandise sales...................  $ 12,138    $ 12,662    $ 40,132   $ 40,663
      Service charges.....................    13,470      12,004      38,847     33,975
      Check cashing fees..................       529         536       1,709      1,687
      Other...............................       494         505       1,604      1,703
                                             -------     -------     -------    -------
                                              26,631      25,707      82,292     78,028
                                             -------     -------     -------    -------
 Cost of goods sold and expenses:
      Cost of goods sold..................     7,567       8,071      26,228     26,482
      Operating expenses..................    12,622      11,685      36,440     34,992
      Interest expense....................       326         721       1,154      2,185
      Depreciation........................       593         564       1,769      1,618
      Amortization........................       382         379       1,146      1,137
      Administrative expenses.............     2,214       2,494       6,884      6,069
                                             -------     -------     -------    -------
                                              23,704      23,914      73,621     72,483
                                             -------     -------     -------    -------
 Income before income taxes...............     2,927       1,793       8,671      5,545
 Provision for income taxes...............     1,054         690       3,122      2,107
                                             -------     -------     -------    -------
 Income before cumulative effect of change
   in accounting principle, net of tax         1,873       1,103       5,549      3,438
 Cumulative effect on prior years of
   change in accounting principle.........         -           -           -     (2,287)
                                             -------     -------     -------    -------
 Net income...............................  $  1,873    $  1,103    $  5,549   $  1,151
                                             =======     =======     =======    =======
 Net income per share:
   Basic
     Income before cumulative effect of
       change in accounting principle.....  $   0.22    $   0.13    $   0.64   $   0.39
     Cumulative effect of change in
       accounting principle, net of tax...         -           -           -      (0.26)
                                             -------     -------     -------    -------
     Net income ..........................  $   0.22    $   0.13    $   0.64   $   0.13
                                             =======     =======     =======    =======
   Diluted
     Income before cumulative effect of
       change in accounting principle.....  $   0.20    $   0.13    $   0.60   $   0.39
     Cumulative effect of change in
       accounting principle, net of tax...         -           -           -      (0.26)
                                             -------     -------     -------    -------
     Net income ..........................  $   0.20    $   0.13    $   0.60   $   0.13
                                             =======     =======     =======    =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Month Period
                                                     Ended September 30,
                                                     --------------------
                                                       2001        2000
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
   Net income ..................................... $   5,549   $   1,151
   Adjustments to reconcile net income to net cash
     flows from operating activities:
      Depreciation and amortization................     2,915       2,755
      Cumulative effect of change
        in accounting principle....................         -       2,287
   Changes in operating assets and liabilities:
    (Increase) decrease in service
      charges receivable...........................      (124)        298
    Decrease in inventories .......................     4,430         409
    Increase in prepaid expenses and other assets..      (473)       (681)
    Increase in accounts payable and
      accrued expenses.............................     2,326       1,849
    Increase in income taxes payable  .............       248         695
                                                     --------    --------
      Net cash flows from operating activities.....    14,871       8,763
                                                     --------    --------
 Cash flows from investing activities:
   Net (increase) decrease in receivables .........      (945)      2,241
   Purchases of property and equipment ............    (1,252)     (1,730)
   Acquisition of existing stores .................         -          (4)
   Increase in receivable from Cash & Go, Ltd .....    (2,702)     (2,415)
                                                     --------    --------
   Net cash flows from investing activities .......    (4,899)     (1,908)
                                                     --------    --------
 Cash flows from financing activities:
   Proceeds from debt .............................    10,200       6,272
   Repayments of debt .............................   (16,957)    (11,537)
   Common stock receivables from officers .........       820      (3,172)
   Purchase of treasury stock .....................      (500)       (250)
                                                     --------    --------
      Net cash flows from financing activities ....    (6,437)     (8,687)
                                                     --------    --------
 Increase (decrease) in cash and cash equivalents..     3,535      (1,832)
 Cash and cash equivalents at beginning
   of the period ..................................     6,611      10,717
                                                     --------    --------
 Cash and cash equivalents at end of the period.... $  10,146   $   8,885
                                                     ========    ========
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest ...................................... $   1,966   $   2,148
                                                     ========    ========
    Income taxes .................................. $   2,873   $   1,418
                                                     ========    ========

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2000 Annual Report on Form 10-K. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.


 Note 2 - Revolving Credit Facility

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At September 30, 2001, $33,500,000 was outstanding under this Credit Facility and an additional $16,500,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 2.7% at September 30, 2001) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the nine months ended September 30, 2001 and as of November 9, 2001.


 Note 3 - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                           Three Months Ended Nine Months Ended
                                         Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                            2001      2000      2001      2000
                                           ------    ------    ------    ------
 Numerator:
   Income before cumulative effect
     of change in accounting principle
     for calculating basic and diluted
     earnings per share                   $ 1,873   $ 1,103   $ 5,549   $ 3,438
   Cumulative effect on prior years
     of change in accounting principle
     for calculating basic and diluted
     earnings per share                         -         -         -    (2,287)
                                           ------    ------    ------    ------
   Net income for calculating basic
     and diluted earnings per share       $ 1,873   $ 1,103   $ 5,549   $ 1,151
                                           ======    ======    ======    ======
 Denominator:
   Weighted-average common
     shares for calculating basic
     earnings per share                     8,667     8,796     8,690     8,819
   Effect of dilutive securities:
     Stock options and warrants               744         -       532        71
                                           ------    ------    ------    ------
   Weighted-average common
     shares for calculating diluted
     earnings per share                     9,411     8,796     9,222     8,890
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

      Management of the Company evaluates performance based on the operating income of each segment. There are no inter-segmental sales. Each of the segments is supervised separately. Information concerning the segments is set forth below (in thousands):

                                           Check Cashing/
                                     Pawn  Payroll Advance
                                    Stores     Stores     Software  Consolidated
                                    ------     ------     --------  ------------

 Three Months Ended
 September 30, 2001
 ------------------
 Total revenues                    $21,491    $ 4,603      $   537      $ 26,631
 Depreciation and amortization         719        203           53           975
 Income before interest and
   income taxes                      2,251      1,026          (24)        3,253
 Total assets at
   September 30, 2001               90,102     28,608        2,096       120,806
 Capital expenditures                  480         18            -           497

 Three Months Ended
 September 30, 2000
 ------------------
 Total revenues                     20,869      4,359          479        25,707
 Depreciation and amortization         853         48           42           943
 Income before interest and
   income taxes                      1,040      1,736         (262)        2,514
 Total assets at
   September 30, 2000               87,809     32,421        2,275       122,505
 Capital expenditures                  338         29           21           388

 Nine Months Ended
 September 30, 2001
 ------------------
 Total revenues                     67,610     13,026        1,656        82,292
 Depreciation and amortization       2,150        606          159         2,915
 Income before interest and
   income taxes                      7,137      2,948         (260)        9,825
 Total assets at
   September 30, 2001               90,102     28,608        2,096       120,806
 Capital expenditures                1,100        137           15         1,252

 Nine Months Ended
 September 30, 2000
 ------------------
 Total revenues                     64,085     12,324        1,619        78,028
 Depreciation and amortization       2,507        137          111         2,755
 Income before interest
   and income taxes                  3,798      4,703         (771)        7,730
 Total assets at
   September 30, 2000               87,809     32,421        2,275       122,505
 Capital expenditures                1,272        281          177         1,730

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

      The Company also currently owns check cashing and payroll advance stores in California, Washington, Oregon, Illinois, Texas and Washington D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and payroll advances. The Company also owns Answers, etc., a company which provides computer hardware and software to third party check cashing and payroll advance operators throughout the country, as well as ongoing technical support. In addition, the Company is a 50% partner in Cash & Go, Ltd., a joint venture, which owns financial service kiosks located inside convenience stores.

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


 RESULTS OF OPERATIONS


 Three months ended September 30, 2001 compared to the three months ended September 30, 2000

      Total revenues increased 4% to $26,631,000 for the three months ended September 30, 2001 ("the Third Quarter of 2001") as compared to revenues of $25,707,000 for the three months ended September 30, 2000 ("the Third Quarter of 2000"). Of the $924,000 increase in total revenues, $524,000 was attributable to decreased merchandise sales, $1,466,000 was attributable to increased service charges, while other income and check cashing fees decreased $18,000. As a percentage of total revenues, merchandise sales decreased from 49% to 46%, service charges increased from 47% to 50%, check cashing fees and other income remained unchanged at 4% of total revenues during both the Third Quarter of 2000 and the Third Quarter of 2001. Gross profit as a percentage of merchandise sales increased to 38% during the Third Quarter of 2001 compared to 36% during the Third Quarter of 2000. This increase in the Company's gross profit margin was primarily the result of a lower volume of scrap jewelry sales, which have lower margins, during the Third Quarter of 2001.

      The aggregate receivables balance (pawn loans plus payday advances) increased 9% from $21,073,000 as of September 30, 2000 to $22,988,000 as of September 30, 2001. Of the $1,915,000 increase, $371,000 was attributable to the addition of 9 stores acquired or opened subsequent to September 30, 2000. The remaining increase of $1,544,000 was derived from the increase in aggregate receivable balances at the 138 stores in operation at both September 30, 2000 and September 30, 2001.

      Operating expenses increased 8% to $12,622,000 during the Third Quarter of 2001 compared to $11,685,000 during the Third Quarter of 2000, primarily due to an increase in net bad debt related to payroll advances and additional new store openings. Administrative expenses decreased $280,000 to $2,214,000 during the Third Quarter of 2001 compared to $2,494,000 during the Third Quarter of 2000, primarily due to a decrease in legal expenses. Interest expense decreased 55% from $721,000 in the Third Quarter of 2000 to $326,000 in the Third Quarter of 2001, primarily due to lower interest rates and an overall lower level of debt during the Third Quarter of 2001 compared to the Third Quarter of 2000.

      For the Third Quarter of 2001 and the Third Quarter of 2000, the Company's tax provisions of 36% and 38%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.


 Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

      Total revenues increased 5% to $82,292,000 for the nine months ended September 30, 2001 (the "Nine-Month 2001 Period") as compared to $78,028,000 for the nine months ended September 30, 2000 (the "Nine-Month 2000 Period"). Of the $4,264,000 increase in total revenues, $531,000, was attributable to a decrease in merchandise sales, $4,872,000, was attributable to increased service charges, while check cashing fees and other income decreased $77,000. As a percentage of total revenues, merchandise sales decreased from 52% to 49% during the Nine-Month 2001 Period compared to the Nine-Month 2000 Period, while service charges increased from 44% to 47%, respectively. Check cashing fees and other income remained at 4% of total revenues in the Nine-Month 2000 and 2001 Periods. Gross profit as a percentage of merchandise sales remained constant at 35% in the Nine-Month 2000 and 2001 Periods.

      The aggregate receivables balance (pawn loans plus payday advances) increased 9% from $21,073,000 as of September 30, 2000 to $22,988,000 as of September 30, 2001. Of the $1,915,000 increase, $371,000 was attributable to the addition of 9 stores acquired or opened subsequent to September 30, 2000. The remaining increase of $1,544,000 was derived from the increase in aggregate receivable balances at the 138 stores in operation at both September 30, 2000 and September 30, 2001.

      Operating expenses increased 4% to $36,440,000 during the Nine-Month 2001 Period compared to $34,992,000 during the Nine-Month 2000 Period, due primarily to an increase in net bad debt related to payroll advances and additional new store openings. Administrative expenses increased 13% to $6,884,000 during the Nine-Month 2001 Period compared to $6,069,000 during the Nine-Month 2000 Period, primarily due to legal accrual and the addition of supervisory staff and other overhead related to the introduction of payday advances in the Company's pawn stores. Interest expense decreased $1,031,000 to $1,154,000 in the Nine-Month 2001 Period compared to $2,185,000 in the Nine-Month 2000 Period.

      For both the Nine-Month 2001 and 2000 Periods, the Company's tax provisions of 36% and 38% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At September 30, 2001, $33,500,000 was outstanding under this Credit Facility and an additional $16,500,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 2.7% at September 30, 2001) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the nine months ended September 30, 2001 and as of November 9, 2001. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of September 30, 2001, the Company's primary sources of liquidity were $10,146,000 in cash and cash equivalents, $2,831,000 in service charges receivable, $22,988,000 in receivables, $12,791,000 in inventories and $16,500,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of September 30, 2001 of $40,920,000 and a total liabilities to equity ratio of 0.69 to 1.

      Net cash provided by operating activities for the Company during the Nine-Month 2001 Period was $14,871,000 as compared with $8,763,000 provided by operating activities during the Nine-Month 2000 Period. Net cash used by investing activities during the Nine-Month 2001 Period was $4,899,000 as compared with $1,908,000 used by investing activities during the Nine-Month 2000 Period. Net cash used for financing activities of $6,437,000 during the Nine-Month 2001 Period compares to net cash provided by financing activities of $8,687,000 during the Nine-Month 2000 Period.

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

      Management believes that the Credit Facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations for at least the next twelve months. The Company has no significant capital commitments as of November 9, 2001. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company intends to continue to engage in a plan of expansion primarily through new store openings in both check cashing/payroll advance locations for the Company, and kiosks for Cash & Go, Ltd., the Company's 50% convenience store joint venture. Secondarily, the Company will selectively expand through existing store acquisitions. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between October 1, 2001 and November 9, 2001, the Company did not open or acquire any new stores. All store openings and acquisitions during the nine months ended September 30, 2001 were financed with proceeds from the Company's Credit Facility and with cash generated from operations.


 New Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets" is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" is effective January 1, 2002 and amends the accounting for impairment of long-lived assets and segments of a business to be disposed of. The Company has not yet determined the effect of adopting SFAS No. 142 and No. 144 will have on it's financial statements.


 FORWARD LOOKING INFORMATION

      This release may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this release include, without limitation, the earnings per share discussion above, the expectation of increased loan growth, the expectation for additional store openings, and the expectation of growth in the Company's payday advance products. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, the ability to integrate new stores, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, future business decisions and other uncertainties.


                         PART II.  OTHER INFORMATION


 ITEM 2.  Changes in securities

       b. During the nine months ended September 2001, the Company repurchased 129,340 shares of common stock for a price of $3.87 per share. During October and November 2001 the Company issued 88,000 shares of common stock relating to the exercise of outstanding stock warrants and options for an aggregate exercise price of $260,000.


 ITEM 4.  Submission of matters to a vote of security holders


 ITEM 6.  Exhibits and reports on Form 8-K

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  November 9, 2001      FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)


 /s/ Phillip E. Powell         /s/ Rick L. Wessel
 ---------------------         ------------------------
 Phillip E. Powell             Rick L. Wessel
 Chairman of the Board and     Chief Accounting Officer
 Chief Executive Officer