Form 10-K
period 2001-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2002-03-28
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

 (Mark One)
   [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the year ended December 31, 2001, or

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on March 26, 2002 is $50,634,000. As of March 26, 2002, there were 8,763,687 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 26, 2002 is incorporated by reference in
 Part III, Items 10, 11, 12 and 13.

                     FIRST CASH FINANCIAL SERVICES, INC.
                                  FORM 10-K

                     For the Year Ended December 31, 2001

                              TABLE OF CONTENTS

 PART I

 Item 1     Business.............................................   1
 Item 2     Properties...........................................  10
 Item 3.    Legal Proceedings ...................................  10
 Item 4.    Submission of Matters to a Vote of Security Holders..  10


 PART II

 Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters...............................   11
 Item 6.    Selected Financial Data ............................   12
 Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............   13
 Item 8.    Financial Statements and Supplementary Data ........   20
 Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...............   20


 PART III.......................................................   20


 PART IV

 Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................   21


 SIGNATURES.....................................................   22

                                    PART I
                                    ------
 Forward Looking Information

      This annual report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this annual report include, without limitation, the earnings per share discussion above, the expectation of increased pawn growth, the expectation for additional store openings, and the expectation of growth in the Company's short-term advance products. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, the ability to integrate new stores, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, future business decisions and other uncertainties.

 Item 1.  Business
 -----------------

 General

      First Cash Financial Services, Inc. (the "Company") is the nation's third largest publicly traded pawnshop operator and currently owns 114 pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer advances, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. The Company's pawn stores also offer short-term, secured advances ("short-term advances").

      The Company also currently owns 50 check cashing and short-term advance stores in Texas, California, Washington, Oregon, Illinois, and Washington, D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and short-term advances. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 59 financial services kiosks located inside convenience stores. For the year ended December 31, 2001, the Company's revenues were derived 49% from retail activities, 48% from lending activities, and 3% from other sources, including check-cashing fees. The Company's primary business plan is to significantly expand its short-term advance operations by opening new stores in Texas and other states, by accelerating the growth of its partnership, Cash & Go, Ltd, which operates short-term advance and check cashing kiosks inside convenience stores, and by expanding its short-term advance operations in its existing pawn stores.

      Management believes the pawnshop industry is highly fragmented with approximately 15,000 stores in the United States. The three publicly traded pawnshop companies currently operate approximately 866, or less than 6%, of the pawnshops in the United States. Management believes significant economies of scale, increased operating efficiencies, and revenue growth are achievable by increasing the number of stores under operation and introducing modern merchandising techniques, point-of-sale systems, improved inventory management and store remodeling. In addition, management believes that revenues and operating income of its existing pawn stores can be enhanced by continuing to add consumer financial services, such as short-term advances, which will attract new customers to its pawn stores, and provide a broader array of services to its existing customer base. During the years ended December 31, 2001, 2000, and 1999, the Company added 4, 2 and 10 pawn stores to its network, respectively.

      The Company made its initial entry into the check cashing and short-term advance business during the twelve months ended July 31, 1998, with the purchase of 11 stores in California and Washington. Management estimates there are approximately 7,000 such check cashing and short-term advance locations throughout the United States. The check cashing and short-term advance industry is experiencing rapid growth. During the years ended December 31, 2001, 2000 and 1999, the Company added 14, 2 and 4 check cashing and short-term advance stores to its network, respectively.

      The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly owned subsidiaries, American Loan & Jewelry, Inc., WR Financial, Inc., Famous Pawn, Inc., JB Pawn, Inc., Cash & Go, Inc., One Iron Ventures, Inc., Capital Pawnbrokers, Inc., Silver Hill Pawn, Inc., Elegant Floors, Inc., First Cash, S.A. de C.V., American Loan Employee Services, S.A. de D.V., First Cash, Ltd., First Cash Corp, First Cash Management, LLC, and First Cash, Inc. The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817)460-3947.

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

      The check cashing and short-term advance industry is a relatively new industry, and management estimates that there are approximately 7,000 check cashing and short-term advance locations throughout the United States. Some states have enacted formal check cashing laws which regulate the amount of fees that operators may charge for cashing checks, and in some cases states have regulated the amount of service charges that may be charged on small consumer advances, commonly referred to as "short-term advances". Management believes that at least half of the check cashing locations in the United States are operated by individuals owning from one to ten locations. Management further believes that this fragmented nature of the industry is due among other factors to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

 Business Strategy

      The Company's primary business plan is to significantly expand its operations by opening 10 to 15 new short-term advance stores primarily in Texas and selectively opening new stores in other states, as well as by opening 10 to 15 new pawn shops in Mexico. Secondarily, the Company plans to increase the growth of its partnership, Cash & Go, Ltd, which operates short-term advance and check cashing kiosks inside convenience stores, and by expanding its short-term advance operations in its existing pawn stores.

 New Store Openings

      The Company has opened 21 new pawn stores and 25 new check cashing/short-term advance stores since its inception and currently intends to open additional check cashing and short-term advance stores in locations where management believes appropriate demand and other favorable conditions exist. In addition, the Company's partnership, Cash & Go, Ltd., has opened 59 financial services kiosks inside convenience stores since its inception in August 1999. Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be ready for business within six to eight weeks. The investment required to open a new pawn store includes inventory, funds available for pawns, store fixtures, security systems, computer equipment, and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $200,000 and $300,000 is required to fund a new pawn store for the first six months of operation. Because existing pawn stores already have an established customer base, pawn portfolio, and retail-sales business, acquisitions generally contribute more quickly to revenues than do start-up stores. The Company estimates that approximately $100,000 to $150,000 is required to fund a new check cashing/short-term advance store for the first six months of operation, which includes investments for leasehold improvements, equipment, pawn portfolio, store operating cash, and start-up losses.

 Acquisitions

      Because of the highly fragmented nature of both the pawn industry and the check cashing/short-term advance industry, as well as the availability of "mom & pop" sole proprietors willing to sell their stores, the Company believes that acquisition opportunities as well as favorable new store locations exist. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of check cashing/short-term advance stores include the annual volume of transactions, location and condition of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's short-term advance product.

 Store Clusters

      Whether acquiring an existing store or opening a new store, the Company seeks to establish clusters of several stores in a specific geographic area in order to achieve certain economies of scale relative to supervision, purchasing and marketing. In Texas, such clusters have been established in the Dallas/Fort Worth metroplex, the Rio Grande Valley area, the Corpus Christi area, and the El Paso area. Store clusters have also been established in the St. Louis, Missouri area, the Oklahoma City, Oklahoma area, in Washington D.C. and its surrounding Maryland suburbs, in Baltimore, Maryland, in Northern California, in the Chicago, Illinois area, in South Carolina, and in the Pacific Northwest. The Company currently plans to continue its expansion in existing markets in Texas, Washington D.C. and Mexico, and to enter new markets in other states with favorable demographics and regulatory environments.

 Enhance Productivity of Existing and Acquired Stores

      The primary factors affecting the profitability of the Company's existing store base are the level of pawns outstanding, the volume of retail sales and gross profit on retail sales, the volume of check cashing and related consumer financial services, and the control of store expenses. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores from traditional pawn and check cashing/short-term advance stores and to make customers feel more comfortable. In addition to well-lit parking facilities, several of the stores' exteriors display an attractive and distinctive awning similar to those used by contemporary convenience and video rental stores. The Company also has upgraded or refurbished the interior of certain of its stores and improved merchandise presentation by categorizing items into departments, improving the lighting and installing better in-store signage.

 Operating Controls

      The Company has an organizational structure that it believes is capable of supporting a larger, multi-state store base. Moreover, the Company has installed an employee-training program for both store and corporate-level personnel that stresses productivity and professionalism. Each store is monitored on a daily basis from corporate headquarters via an online, real-time computer network, and the Company has strengthened its operating and financial controls by increasing its internal audit staff as well as the frequency of store audit visits. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near-term.

 Pawn Lending Activities

      The Company's pawn stores advance money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of  jewelry,  electronic  equipment, tools,  sporting  goods  and musical equipment. The pledged goods provide security to the Company for the repayment of the pawn, as pawns cannot be made with personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn. The statutory service charges on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 36% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service charges of 144% to 240% on an annualized basis, while pawns in Virginia earn 120% to 180% annually. In Washington, D.C., a flat $2 charge per month applies to all pawns of up to $40, and a 48% to 60% annualized service charge applies to pawns of greater than $40. In Missouri, pawns bear a total service and storage charge of 240% on an annualized basis, and South Carolina rates range from 60% to 300%. As of December 31, 2001, the Company's average pawn per pawn ticket was approximately $89. Service charge revenues for pawns during the fiscal years ended December 31, 2001, 2000 and 1999 accounted for approximately 37%, 44% and, 60%, respectively, of the Company's total service charge revenues after considering the application of a change in accounting.

      At the time a pawn transaction is entered into, an agreement, commonly referred to as a pawn ticket, is delivered to the borrower that sets forth, among other items, the name and address of the pawnshop, borrower's name, borrower's identification number from his/her driver's license or other identification, date, identification and description of the pledged goods, including applicable serial numbers, amount financed, pawn service charge, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

      The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value includes such sources as catalogs, blue books, and newspapers. The Company also utilizes its computer network to recall recent selling prices of similar merchandise in its own stores. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, Oklahoma and Maryland, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is earlier paid or renewed. In Washington, D.C., pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in Texas, South Carolina and Missouri, 60 days in Oklahoma, 45 days in Maryland and Virginia, and 30 days in Washington, D.C., the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The Company does not record pawn losses or charge-offs because if the pawn is not paid, the principal amount pawned becomes the carrying cost of the forfeited collateral ("inventory") that is recovered by sale.

      The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount pawned. For the fiscal years ended December 31, 2001, 2000, and 1999, the Company's annualized yield on average pawn balance was 141%, 127%, and 119%, respectively, after considering the application of a change in accounting.

 Short-term Advance Activities

      The Company's check cashing/short-term advance stores make secured, short-term advances in which the customer writes the store a personal check in exchange for cash, net of a transaction fee. Fees for short-term advances may be regulated by state law and are generally 15% to 18% of the amount advanced per transaction. The term of these advances is thirty days or less. Service charge revenues for short-term advances during the fiscal years ended December 31, 2001, 2000, and 1999 accounted for approximately 63%, 56%, and 40%, respectively, of the Company's total service charge revenues after considering the application of a change in accounting.

      To qualify for a short-term advance, customers generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on their personal checking account for the amount of the advance, plus applicable fees. At maturity, the customer may either return to the store and pay off the advance with cash, in which case the check is returned to the customer, or the store can deposit the check into its checking account. The bank returns a significant amount of short-term advance checks deposited by the Company; however, the Company through various means subsequently collects a large percentage of these bad debts. The profitability of the Company's check cashing stores is dependent upon adequate collection of these returned items.

 Retail Activities

      The Company acquires merchandise inventory primarily through forfeited pawns and purchases of used goods from the general public. Sales of inventory during the years ended December 31, 2001, 2000, and 1999 accounted for approximately 49%, 51%, and 56%, respectively, of the Company's total revenues for these periods, after considering the application of a change in accounting. For the years ended December 31, 2001, 2000, and 1999 the Company realized gross profit margins on merchandise sales of 36%, 35%, and 30%, respectively.

      By operating multiple stores, the Company is able to transfer inventory between stores to best meet consumer demand. The Company has established the necessary internal financial controls to implement such inter-store transfers.

      Merchandise acquired by the Company through defaulted pawns is carried in inventory at the amount of the related pawn. Management believes that this practice lessens the likelihood that the Company will incur significant, unexpected inventory devaluations.

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

      The Company's computer system permits a store manager or clerk to recall rapidly the cost of an item in inventory, the date it was purchased as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked its stores to permit the Company's headquarters to more efficiently monitor each store's operations, including sales, interest income, pawns written and redeemed, and changes in inventory.

      The Company attempts to attract retail shoppers seeking bargain prices through the use of seasonal promotions, special discounts for regular customers, prominent display of impulse purchase items such as jewelry and tools, tent sales and sidewalk sales, and a layaway purchasing plan. The Company attempts to attract and retain pawn customers by lending a competitively large percentage of the estimated sale value of items presented for pledge and by providing quick financing, renewal and redemption service in an appealing atmosphere.

      As of March 26, 2002, the Company operated pawn stores in the following markets:

                                                               Number of
                                                               Locations
                                                               ---------
           Dallas/Fort Worth, Texas.........................      27
           Corpus Christi, Texas............................       8
           Brownsville, Harlingen, McAllen, Texas...........      21
           El Paso..........................................       6
           St. Louis, Missouri..............................       3
           Oklahoma City, Oklahoma .........................       5
           Spartanburg, Columbia, Greenville, South Carolina       9
           Mexico...........................................       7
           Baltimore, Maryland..............................       5
           Washington, D.C. and surrounding Maryland suburbs      21
           Virginia.........................................       2
                                                                 ---
                Total.......................................     114
                                                                 ===


      Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees four to seven store managers. Each supervisor reports to one of three regional vice-presidents.

      The Company believes that profitability of its pawnshops is dependent, among other factors, upon its employees' ability to make pawns that achieve optimum redemption rates, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job pawn and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees, based, among other factors, on sales, gross profits and special promotional contests.

 Check Cashing/Short-term Advance Operations

      The Company's check cashing/short-term advance locations are typically part of a small retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with a lighted sign, and distinctive, conservative window signage. The interiors usually feature an ample lobby, separated from employee work areas by floor-to-ceiling teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

      Computer operating systems in the Company's check cashing/short-term advance stores allow a store manager or clerk to recall rapidly customer check cashing histories, short-term advance histories, and other vital information. The Company attempts to attract customers primarily through television advertisements and yellow page advertisements.

      As of March 26, 2002, the Company operated check cashing/short-term advance stores in the following markets:

                                                          Number of
                                                          Locations
                                                          ---------
           Chicago, Illinois......................           10
           Houston, Texas.........................            2
           Dallas/ Fort Worth, Texas..............           12
           Washington, D.C........................            6
           Oregon.................................            2
           Northern California....................           15
           Washington.............................            3
                                                            ---
                Total.............................           50
                                                            ===

      Each check cashing store employs a manager, an assistant manager, and between three and eight tellers, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area manager who typically oversees two to five store managers. Each supervisor reports to one of two regional vice-presidents.

 Competition

      The Company encounters significant  competition in connection with  all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

      The Company competes primarily with other pawn store operators and check cashing/short-term advance operators. Both the pawnshop and check cashing/short-term advance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and short-term advances, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

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

 Regulation

 General

      The Company is subject to extensive regulation in several jurisdictions in which it operates, including jurisdictions that regulate pawn lending, short-term advance fees and check cashing fees. The Company is also subject to federal and state regulation relating to the reporting and recording of certain currency transactions. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the ability of the Company to expand, significantly decrease the service charges for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant adverse effect on the Company's future prospects.

 State Regulations

      The Company operates in seven states that have licensing and/or fee regulations on pawns, including Texas, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C., and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

      The Company also operates in states, which have licensing, and/or fee regulations on check cashing and short-term advances, including California, Washington, Missouri, South Carolina, Oregon, Illinois and Washington, D.C. The Company is licensed in each of the states in which a license is currently required for it to operate as a check casher and/or short-term lender. In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

      In Texas, which does not have favorable short-term lending laws, the Company has entered into an agreement with County Bank of Rehoboth Beach, Delaware, a federally insured state of Delaware chartered financial institution, to act as a loan servicer within the state of Texas for County Bank. As compensation for the Company acting as County Bank's loan servicer, the Company is entitled to purchase a participation in the loans made by County Bank. The Company's ability to continue to maintain its current relationship with County Bank and to continue to service County Bank loans within the state of Texas is subject to County Bank's ability to continue to export its loan product to the state of Texas. There can be no assurance that County Bank will be able to continue to export its loan product to the state of Texas and bank's failure to do so could have a materially adverse impact on the Company's operations and financial condition.

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

      The Money Laundering Suppression Act of 1994 added a section to the Bank Secrecy Act requiring the registration of "money services businesses," like the Company, that engage in check-cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler's checks, and similar instruments. The purpose of the registration is to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The regulations require money services businesses to register with the Treasury Department, by filing a form to be adopted by the Financial Crimes Enforcement Network of the Treasury Department ("FinCEN"), by December 31, 2001 and to re-register at least every two years thereafter. The regulations also require that a money services business maintain a list of names and addresses of, and other information about, its agents and that the list be made available to any requesting law enforcement agency (through FinCEN). That agent list must first be maintained by January 1, 2002 and must be updated at least annually.

      In March 2000, FinCEN adopted additional regulations, implementing the Bank Secrecy Act that is also addressed to money services businesses. In pertinent part, those regulations will require money services businesses like the Company to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions - one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no business or lawful purpose. FinCEN has indicated that it would provide guidance in the form of examples of reportable transactions, but (so far as the Company is aware) no such examples have yet been published. This reporting requirement will apply only to suspicious transactions that occur after December 31, 2001.

      The Gramm-Leach-Bliley Act and its implementing federal regulations require the Company to generally protect the confidentiality of its customers' nonpublic personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers' nonpublic personal information with third parties. Such disclosure must be made to customers at the time the customer relationship is established, at least annually thereafter, and if there is a change in the Company's privacy policy.

 Other

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

      Under some municipal ordinances, pawn stores must provide the police department having jurisdiction copies of all daily transactions involving pawns and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. If these ordinances are applicable, a copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawns or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners.

      In connection with pawnshops operated by the Company, there is a risk that acquired merchandise may be subject to claims of rightful owners. Historically, the Company has not found these claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners.

      The Company's pawnshop and short-term advance operations are subject to, and must comply with, extensive regulation, supervision and licensing from various federal, state and local statutes, ordinances and regulations. These statutes prescribed, among other things, service charges and interest rates that may be charged. These regulatory agencies have broad discretionary authority. There can be no assurance that additional local, state or federal legislation will not be enacted or that existing laws and regulations will not be amended which could have an adverse impact on the Company's operations and financial condition.

 Proposed Regulations

      Governmental action to prohibit or restrict short-term advances has been advocated over the past few years by consumer-advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for that type of short-term advance, which is higher than the interest typically charged by credit-card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the short-term advance, but renews (or "rolls over") that short-term advance for one or more additional short-term (e.g., two-week) periods. The consumer groups and media stories typically characterize short-term advance activities as abusive toward consumers. During the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or restrict short-term advances. So far as the Company is aware, no such federal legislation or federal regulatory proposal has made any significant progress in the legislative or regulatory process. But legislation and regulatory action that affects consumer lending has recently become effective in a few states and may be taken in other states. The Company intends to continue, with others in the short-term advance industry, to oppose legislative or regulatory action that would prohibit or restrict short-term advances. But if legislative or regulatory action with that effect were taken on the federal level or in states such as Texas, in which the Company has a significant number of stores, that action could have a material adverse effect on the Company's short-term advance-related activities and revenues. There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended, which would materially, adversely impact the Company's operations and financial condition.

 Employees

      The Company had approximately 1,026 employees as of March 17, 2002, including approximately 84 persons employed in executive, administrative and accounting functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

 Insurance

      The Company maintains fire, casualty, theft and public liability insurance for each of its pawn stores and check cashing/short-term advance locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, California, Virginia, Washington, Oregon, South Carolina, Illinois, Washington, D.C. and Oklahoma, as well as excess employer's indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers' Compensation Act.


 Item 2.  Properties
 -------------------

      The Company currently owns the real estate and buildings for three of its pawn stores and leases 169 pawn stores and check cashing/short-term advance locations. Leased facilities are generally leased for a term of two to eight years with one or more options to renew. The Company's existing leases expire on dates ranging between 2001 and 2016. All current leases provide for specified periodic rental payments ranging from approximately $725 to $9,000 per month. Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and check cashing locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores and check cashing/short-term advance locations are suitable for such purpose. The Company considers its equipment, furniture and fixtures to be in good condition.

      The Company currently leases approximately 14,000 square feet in Arlington, Texas for its executive offices. The lease, which expires March 31, 2004, currently provides for monthly rental payments of approximately $24,000.


 Item 3.  Legal Proceedings
 --------------------------

      In May 2000, three plaintiffs filed a complaint against Famous Pawn, Inc., a wholly owned subsidiary of the Company, in the United States
 District Court for the District of Maryland (Northern Division). The allegations consists of five counts: (1) violation of the federal Truth in Lending Act; (2) violation of the federal Racketeer Influenced and Corrupt Organizations Act; (3) violation of the Maryland Interest and Usury Statute;
 (4) violation of the Maryland Consumer Loan Law; and (5) violation of the Maryland Consumer Protection Act. The plaintiffs have requested the following relief: actual and punitive damages, attorneys' fees, expenses, costs, injunctive relief and treble damages, if available. In April 2001, the court certified a TILA class in this matter. Later that month, Famous Pawn, Inc. filed a motion to modify the class definition to exclude from the class those customers who signed arbitration agreements. In August 2001, the court denied that motion. Famous Pawn, Inc. next filed a motion to reconsider the motion to modify the class definition, and filed a separate motion to stay the proceedings and compel arbitration. These motions are currently pending. Since discovery has not yet commenced, nor the scope of the case been determined, management can provide no assurance as to the outcome of such litigation.

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


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2001.

                                   PART II
                                   -------

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "FCFS". The following table sets forth the quarterly high and low closing sales prices per share for the Common Stock, as reported by the Nasdaq National Market.

                                                          Common Stock
                                                           Price Range
                                                      ---------------------
                                                       High           Low
                                                      -------       -------
      Year Ended December 31, 2000
           Quarter Ended March 31, 2000..........    $   8.38      $   6.13
           Quarter Ended June 30, 2000...........        6.38          3.00
           Quarter Ended September 30, 2000......        3.20          2.00
           Quarter Ended December 31, 2000.......        2.88          1.66

      Year Ended December 31, 2001
           Quarter Ended March 31, 2001..........    $   5.06      $   2.19
           Quarter Ended June 30, 2001...........        7.46          4.94
           Quarter Ended September 30, 2001......        9.05          6.43
           Quarter Ended December 31, 2001.......        8.22          6.16

      On March 26, 2002, the closing sales price for the Common Stock as reported by the Nasdaq National Market was $8.15 per share. On March 26, 2002, there were approximately 74 stockholders of record of the Common Stock.

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

                                                                   Five Months
                                                                      Ended
                                      Year Ended December 31,      December 31,  Year Ended July 31,
                                   ------------------------------  ------------ --------------------
                                     2001       2000       1999        1998       1998       1997
                                   --------   --------   --------    --------   --------   --------
                                 (in thousands, except per share amounts and certain operating data)
  Income Statement Data:
  Revenues:
    Merchandise sales             $  53,893  $  53,177  $  50,071   $  19,154  $  37,282  $  32,628
    Service charges                  53,028     46,597     40,630      12,434     20,332     16,517
    Check cashing fees                2,264      2,216      2,184         754        255          -
    Other                             1,242      1,737      1,158         282        346        286
                                   --------   --------   --------    --------   --------   --------
                                    110,427    103,727     94,043      32,624     58,215     49,431
                                   --------   --------   --------    --------   --------   --------
  Cost of goods sold and expenses:
    Cost of goods sold               34,619     34,366     35,157      12,750     25,101     22,502
    Operating expenses               48,661     44,836     37,199      11,567     19,317     15,774
    Interest expense                  1,395      2,859      2,602       1,122      2,031      2,340
    Depreciation                      2,283      2,612      1,527         472        922        717
    Amortization                      1,530      1,694      1,475         553        779        636
    Administrative expenses           9,420      8,217      6,739       2,195      4,124      3,831
                                   --------   --------   --------    --------   --------   --------
                                     97,908     94,584     84,699      28,659     52,274     45,800
                                   --------   --------   --------    --------   --------   --------
  Income before income taxes         12,519      9,143      9,344       3,965      5,941      3,631
  Provision for income taxes          4,507      3,476      3,097       1,526      2,219      1,337
                                   --------   --------   --------    --------   --------   --------
  Income from continuing operations   8,012      5,667      6,247       2,439      3,722      2,294
  Discontinued operations
    Income (loss) from discontinued
    operations, net of taxes             33       (765)       231         130         76          -
    Loss on sale of subsidiary,
      net of tax                       (175)         -          -           -          -          -
                                   --------   --------   --------    --------   --------   --------
  Income (loss) from discontinued
    operations                         (142)      (765)       231         130         76          -
                                   --------   --------   --------    --------   --------   --------
  Cumulative effect of change
    in accounting principle               -     (2,287)         -           -          -          -
                                   --------   --------   --------    --------   --------   --------
  Net income                      $   7,870   $  2,615  $   6,478   $   2,569  $   3,798  $   2,294
                                   ========   ========   ========    ========   ========   ========

 Net income per share:
  Basic
    Income from continuing
      operations                  $    0.92   $   0.64  $    0.72   $    0.31  $    0.73  $    0.60
    Income (loss) from
      discontinued operations         (0.02)     (0.08)      0.03        0.01       0.01          -
    Cumulative effect of change
      in accounting principle             -      (0.26)         -           -          -          -
                                   --------   --------   --------    --------   --------   --------
    Net income                    $    0.90  $    0.30  $    0.75   $    0.32  $    0.74  $    0.60
                                   ========   ========   ========    ========   ========   ========
  Diluted
    Income from continuing
      operations                  $    0.87  $    0.63  $    0.67   $    0.28  $    0.58  $    0.46
    Income (loss) from
      discontinued operations         (0.02)     (0.08)      0.03        0.01       0.01          -
    Cumulative effect of change
      in accounting principle             -      (0.26)         -           -          -          -
                                   --------   --------   --------    --------   --------   --------
    Net income                    $    0.85  $    0.29  $    0.70   $    0.29  $    0.59  $    0.46
                                   ========   ========   ========    ========   ========   ========

 Unaudited pro forma amounts
   assuming retroactive
   application of change in
   accounting principle:
    Revenues from continuing
      operations                  $ 110,427  $ 103,727  $  89,320    $ 30,897   $ 54,832  $  46,702
    Net income from continuing
      operations                      8,012      5,667      5,619       2,137      3,142      2,144
    Basic earnings per share
     from continuing operations        0.92       0.64       0.65        0.27       0.62       0.56
    Diluted earning per share
      from continuing operations       0.87       0.63       0.60        0.25       0.50       0.44

 Operating Data:
  Locations in operation:
    Beginning of the period             148        147        133          97         57         50
    Acquisitions                          7          2          4          34         38          7
    Opened                               11          2         10           2          2          -
    Consolidated/closed                  (8)        (3)         -           -          -          -
                                   --------   --------   --------    --------   --------   --------
    End of the period                   158        148        147         133         97         57
                                   ========   ========   ========    ========   ========   ========

  Receivables                     $  23,556   $ 22,043  $  23,568   $  20,392  $  17,054  $  12,877
  Average receivables balance
    per store                     $     149   $    149  $     160   $     153  $     176  $     226
  Average inventory per
    pawn store                    $     113   $    148  $     183   $     164  $     154  $     176
  Annualized inventory turnover         2.3x       1.8x       1.8x        2.0x       2.2x       2.4x
  Gross profit percentage on
    merchandise sales                  35.8%      35.4%      29.8%       33.4%      32.7%      31.0%

 Balance Sheet Data:
  Working capital                 $   8,540   $ 41,835  $  54,333   $  39,421  $  31,987  $  23,616
  Total assets                      122,806    119,118    128,847     113,325     91,128     56,677
  Long-term liabilities               5,277     44,833     55,560      42,699     34,533     26,892
  Total liabilities                  48,703     53,464     62,324      52,617     39,611     30,398
  Stockholders' equity               74,103     65,654     66,523      60,708     51,517     26,279


 Item 7.   Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

 General

      The Company's pawn store revenues are derived primarily from service charges on pawns, service charges from short term, secured advances ("short-term advances"), and the sale of unredeemed goods, or "merchandise sales." Pawn advances are made for a 30-day term with an automatic extension of 60 days in South Carolina and Missouri, 30 days in Texas and Oklahoma, and 15 days in Maryland and Virginia. Pawn advances made in Washington, D.C. are made for a 120-day term with no automatic extension. All pawn advances are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on pawns are set by state laws and range between 12% and 240% in Texas and 36% and 240% in Oklahoma, depending on the size of the pawn. Service charge rates are 144% to 240% on an annualized basis in Maryland, with a $6 monthly minimum charge. In Washington, D.C., pawns up to $40 bear a flat $2 charge per month, while pawns over $40 bear a 48% to 60% annualized rate. Missouri pawns bear service and storage charges totaling 240% per year, and in Virginia rates range from 120% to 180% annually. Annualized rates in South Carolina range from 60% to 300%. The Company accrues pawn service charge revenue on a constant yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the pawn principal. Service charges from short-term advances, which range from 15% to 18% of the amount advanced, are recognized on a constant-yield basis over the life of the advance, which is generally 30 days or less.

      Effective January 1, 2000, the Company changed its method of income recognition on pawns. The Company now accrues pawn service charge revenue on a constant yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. For pawns not repaid, the cost of the forfeited collateral (inventory) is the cash amount originally pawned. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial pawn period for all pawns written. Service charges applicable to the extension periods or additional pawn periods were not recognized as income until the pawn was repaid or renewed. If the pawn was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount pawned plus accrued service charges) or market. The Company believes the accounting change provides a timelier matching of revenues and expenses with which to measure the results of operations. The cumulative effect of the accounting method change on all periods since inception through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction of net income for the year ended December 31, 2000.

      The Company's check cashing and short-term advance revenues are derived primarily from check cashing fees, fees on short-term advances, and fees from the sale of money orders and wire transfers. Short-term advances carry a 15% to 18% service charge. The Company recognizes service charge income on short-term advances on a constant-yield basis over the life of the advance, which is generally 30 days or less. The Company charges operating expense for the estimated net potential losses on returned checks in the same period in which revenues from the short-term advances are recognized.

      Although the  Company has  had significant  increases in  revenues  due primarily to new store openings, and secondarily to acquisitions, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and net returned checks (net bad debts) for both check cashing and short term advances. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

      Presented below are selected consolidated data for the Company. Due to the increased short-term advance operations in its pawn stores and the sale of its software operations, the Company has restructured its operations into one primary operating segment whose operating results are regularly reviewed by the chief operating decision maker to assess performance. The following table, as well as the discussion, should be read in conjunction with Selected Financial Data included in Item 6 and the Consolidated Financial Statements and notes thereto of the Company required by Item 8.

 Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. In August 1999, the Company entered into a joint venture to form Cash & Go, Ltd., a company that owns financial services kiosks inside convenience stores. The Company presently has a 50% ownership interest in the partnership, which is accounted for by the equity method of accounting as neither partner has control. The Company records its 50% share of the partnership's earnings or losses in its consolidated financial statements. The Company funds substantially all of the working capital requirements of the joint venture in the form o f loans to the joint venture. This loan bear interest at the prime rate plus 1%, and matures on August 31, 2002.

      Receivables and income recognition - Receivables on the accompanying balance sheet consist of pawn and short-term advances. Pawns are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. Short-term advances are made for thirty days or less. The Company recognizes the service charges associated with short-term advances on a constant yield basis over the term of the short-term advance.

      Returned checks - The Company charges operating expense for the estimated net potential losses on returned checks in the same period in which revenues from the short-term advances are recognized.

      Inventories - Inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventory and determined that a valuation allowance is not necessary.

      Long-lived assets - Long-lived assets (i.e., property, plant and equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. During the fourth quarter of 2000 the Company recorded a one-time non-cash pretax charge in the amount of $765,000 to write-off fixed assets and goodwill relating to approximately nine stores. Management does not believe any assets have been additionally impaired at December 31,2001.


                                      Year Ended December 31,
                                     ------------------------
                                     2001      2000      1999
                                     ----      ----      ----
 Income statement items as a
   percent of total revenues:
   Revenues:
     Merchandise sales ..........    48.8%     51.3%     53.3%
     Service charges ............    48.0      44.9      43.2
     Check cashing fees .........     2.1       2.1       2.3
     Other ......................     1.1       1.7       1.2
   Expenses:
     Operating expenses .........    44.1      43.2      39.5
     Interest expense ...........     1.2       2.7       2.8
     Depreciation ...............     2.0       2.5       1.6
     Amortization ...............     1.4       1.6       1.6
     Administrative expenses ....     8.5       7.9       7.2
   Gross profit as a percent of
     merchandise sales               35.8      35.4      29.8


 Results of Operations

 Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

      Total revenues increased 6% to $110,427,000 for the fiscal year ended December 31, 2001 ("Fiscal 2001") as compared to $103,727,000 for the fiscal year ended December 31, 2000 ("Fiscal 2000"). The change resulted from an increase in revenues of $2,402,000 generated by the 22 pawn and check cashing/short-term advance stores which were opened or acquired during Fiscal 2000 and Fiscal 2001, and an increase of $4,298,000 at the 136 stores which were in operation during all of Fiscal 2000 and Fiscal 2001. Of the $6,700,000 increase in total revenues, 11%, or $716,000, was attributable to increased merchandise sales, 96%, or $6,431,000 was attributable to a net increase in service charges on pawn and short-term advances, $48,000 was attributable to increased check cashing fees, and the remaining decrease of $495,000, or 7%, was attributable to a decrease in other income. Service charges from short-term advances increased from $26,012,000 in Fiscal 2000 to $33,314,000 in fiscal 2001, while service charges from pawns decreased from $20,585,000 in Fiscal 2000 to $19,714,000 in Fiscal 2001. Of the
 $6,431,000 net increase in service charges; an increase of $7,302,000 was attributable to short-term advances service charges, while $871,000 was attributable to a decrease in pawn service charges. As a percentage of total revenues, merchandise sales decreased from 51% to 49% during Fiscal 2001 as compared to Fiscal 2000, service charges increased from 45% to 48%, check cashing fees and other income decreased from 4% to 3% during Fiscal 2001 as compared to Fiscal 2000.

      The aggregate receivables balance increased 7% from $22,043,000 at December 31, 2000 to $23,556,000 at December 31, 2001. Of the $1,513,000
 increase, an increase of $957,000 was attributable to growth at the 18 pawn and check cashing/short-term advance stores opened or acquired since December 31, 2000, and an increase of $556,000 was attributable to the 140 pawn stores and check cashing/short-term advance stores, which were in operation as of December 31, 2001 and 2000. The annualized yield on the average aggregate receivables balance was 233% during Fiscal 2001 compared to 204% during Fiscal 2000.

      Gross profit as a percentage of merchandise sales increased from 35.4% during Fiscal 2000 to 35.8% during Fiscal 2001. Sales of scrap gold had a negative effect on gross profit margins during Fiscal 2000 and Fiscal 2001. Factoring out the negative impact of scrap sales, margins would have been 38% and 41% during Fiscal 2000 and Fiscal 2001, respectively.

      Operating expenses increased 9% to $48,661,000 during Fiscal 2001 compared to $44,836,000 during Fiscal 2000, primarily as a result of the addition of 18 pawn stores and check cashing/short-term advance stores in Fiscal 2001, and increases in net bad debt expense in 2001 due to increases in the volume of short-term advances in the pawnshops. Of the $3,825,000 increase in operating expenses, an increase of $2,338,000 was attributable to increased net bad debt on short-term advances. The Company's net bad debt expense relating to short-term advances increased from $6,346,000 in Fiscal 2000 to $8,684,000 in Fiscal 2001. During the fourth quarter of 2001 the Company sold its check cashing software business unit. The revenues, expenses, and costs have been segregated in the accompanying operating results and reported as a "Loss From Discontinued Operations", which resulted in $0.02 per share charge in the fourth quarter of 2001. The Company made the strategic decision to exit the third party check cashing software business to utilize its staff and resources in its core lending business, which should further enhance future profitability. The software and staff continue to support and enhance other aspects of the Company's operations. Administrative expenses increased 15% to $9,420,000 during Fiscal 2001 compared to $8,217,000 during Fiscal 2000 due primarily to the addition of personnel to supervise store operations. Interest expense decreased to $1,395,000 in Fiscal 2001 compared to $2,859,000 in Fiscal 2000 as a result of lower average outstanding debt balances and lower average interest rates during Fiscal 2001.

      For Fiscal 2001 and 2000, the Company's effective federal income tax rates of 36% and 38%, respectively, differed from the statutory tax rate of 34% primarily as a result of state income taxes, utilization of tax net operating loss carry-forwards from acquisitions, and amortization of non-deductible intangible assets.

 Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

      Total revenues increased 16% to $103,727,000 for the fiscal year ended December 31, 2000 ("Fiscal 2000") as compared to $89,320,000, pro forma revenues assuming retroactive application of change in accounting principle, for the fiscal year ended December 31, 1999 ("Fiscal 1999"). This increase of $14,407,000, resulted from an increase in revenues of $4,809,000 generated by the 15 pawn and check cashing/short-term advance stores, which were opened or acquired during Fiscal 1999, and Fiscal 2000, and an increase of $9,598,000 at the 133 stores, which were in operation during all of Fiscal 1999, and Fiscal 2000. Of the $14,407,000 increase in total revenues, 22%, or $3,106,000, was attributable to increased merchandise sales, 74%, or $10,690,000, was attributable to a net increase in service charges on pawns and short-term advances, $32,000 was attributable to increased check cashing fees, and the remaining increase of $579,000, or 4% was attributable to the increase in other income. Of the $10,690,000 net increase in service charges, an increase of $11,484,000 was attributable to short-term advance service charges, and a decrease of $794,000 was attributable to pawn service charges. As a percentage of total revenues, merchandise sales decreased from 56% to 51% during Fiscal 2000 as compared to Fiscal 1999, service charges increased from 40% to 45%, check cashing fees and other income remained at 4%.

      The aggregate receivables balance decreased 6% from $23,568,000 at December 31, 1999 to $22,043,000 at December 31, 2000. Of the $1,525,000
 decrease, an increase of $613,000 was attributable to growth at the 4 pawn and check cashing/short-term advance stores opened or acquired during Fiscal 2000, while a $2,138,000 decrease was attributable to the 144 pawn stores and check cashing/short-term advance stores which were in operation as of December 31, 2000 and 1999. The annualized yield on the average aggregate receivables balance was 204% during Fiscal 2000 compared to 183% during Fiscal 1999. The Company's average receivables balance per store decreased from $160,000 as of December 31, 1999 to $149,000 as of December 31, 2000,
 primarily due to our lowering of our pawn to value ratio on pawns during 2000; as well as a higher ratio of short-term advance stores in the Company's store count as of December 31, 2000, which generally have lower per-store receivables balances than the Company's pawn stores.

      Gross profit as a percentage of merchandise sales increased from 29.8% during Fiscal 1999 to 35.4% during Fiscal 2000. This increase in the Company's gross profit margin was primarily the result of the change in accounting principle in Fiscal 2000. The 1999 pro forma gross profit as a percentage of merchandise sales was 39%. Sales of scrap gold had a negative effect on gross profit margins during Fiscal 1999 and Fiscal 2000.
 Factoring out the negative impact of scrap sales, pro forma margins would have been 32% and 39% during Fiscal 1999 and Fiscal 2000, respectively.

      Operating expenses increased 21% to $44,836,000 during Fiscal 2000 compared to $37,199,000 during Fiscal 1999, primarily as a result of the addition of 18 pawn stores and check cashing/short-term advance stores in Fiscal 1999 and Fiscal 2000, and increases in net bad debt expense in 2000 due to increases in the volume of short-term advances in the pawnshops. Of the $7,637,000 increase in operating expenses, an increase of $2,358,000 was attributable to increased net bad debt on short-term advances. The Company's net bad debt expense relating to short-term advances increased from $3,988,000 in Fiscal 1999 to $6,346,000 in Fiscal 2000. During the fourth quarter of 2000 the Company recorded a one-time non-cash pretax charge in the amount of $765,000 to write-off fixed assets and goodwill relating to approximately nine stores. These stores are primarily located in the Company's East Coast market, and continue to be unprofitable or under performing locations. This one-time store closing charge had a $0.05 per share impact on the Company's earnings per share. The Company will continue to evaluate and aggressively address any stores that do not measure up to the Company's earnings expectations. Administrative expenses increased 22% to $8,217,000 during Fiscal 2000 compared to $6,739,000 during Fiscal 1999 due primarily to the addition of personnel to supervise store operations. Interest expense increased to $2,859,000 in Fiscal 2000 compared to $2,602,000 in Fiscal 1999 as a result of higher average outstanding debt balances and higher average interest rates during Fiscal 2000.

      For Fiscal 2000 and 1999, the Company's effective federal income tax rates of 38% and 33%, respectively, differed from the statutory tax rate of 34% primarily as a result of state income taxes, utilization of tax net operating loss carry-forwards from acquisitions, and amortization of non-deductible intangible assets.

 Liquidity and Capital Resources

      The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At December 31, 2001, $32,000,000 was outstanding under this Credit Facility and an additional  $18,000,000  was  available  to  the  Company  pursuant  to  the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 1.9% at December 31, 2001) plus one percent, and matures on September 1, 2002. Management believes its lenders will extend the maturity of its Credit Facility for an additional two-year term prior to its current maturity date under substantially similar terms. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the year ended December 31, 2001 and as of March 26, 2002. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily, unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      In December 2001, the Company acquired 100% of the outstanding common stock of WR, Financial, which operates 7 stores in Texas, for a total cash purchase price of $1,394,000. The Company financed the cash purchase price for this purchase through its Credit Facility. The purchase price for this acquisition was determined based upon the volume of annual pawn and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      In December 2000, the Company acquired the assets of one pawn store in LaFeria, Texas and one pawn store in Laredo, Texas. The aggregate cash purchase price for these two acquisitions was $1,200,000. The Company financed the cash purchase price for these acquisitions through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual pawn and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      In February 1999, the Company acquired the assets of two pawn stores in El Paso, Texas. In September 1999, the Company acquired the assets of one pawn store in Arlington, Virginia, and in October 1999, the Company acquired the assets of one pawn store in Palm View, Texas. The aggregate purchase price for these four acquisitions was $2,019,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed substantially the entire cash purchase price for its fiscal 1999 acquisitions through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual pawn and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      As of December 31, 2001, the Company's primary sources of liquidity were $11,252,000 in cash and cash equivalents, $2,817,000 in service charges receivable, $23,556,000 in receivables, $12,681,000 in inventories and $18,000,000 of available and unused funds under the Company's Credit
 Facility. The Company had working capital as of December 31, 2001 of $8,540,000 and liabilities to equity ratio of 0.7 to 1.

      Net cash provided by operating activities of the Company during the year ended December 31, 2001 was $19,771,000, consisting primarily of income from continuing operations before non-cash depreciation and amortization and income on discontinued operations of $12,417,000, plus a decrease in inventory and increase in accrued service fees of $4,687,000 and $89,000 respectively, in addition to an increase in accounts payable of $3,509,000. Net cash used for investing activities during the year ended December 31, 2001 was $7,040,000, which was primarily comprised of cash used in increasing receivables of $1,110,000, and cash paid for acquisitions, other fixed asset additions, and cash paid to fund the expansion of our Cash & Go, Ltd. joint venture of $6,160,000. Net cash used by financing activities was $8,090,000 during the year ended December 31, 2001, which primarily consisted of a net decrease in the Company's debt of $8,669,000 and a decrease in common stock receivables from officers of $775,000.

      The Company funds  substantially all of  the working  capital needs  of
 Cash  &  Go,  Ltd.   The  Company's  receivable  from  the  partnership  was
 $7,455,000 at December 31, 2001.

      The profitability and liquidity of the Company is affected by the amount of pawns outstanding, which is controlled in part by the Company's lending decisions. The Company is able to influence the frequency of pawn redemption by increasing or decreasing the amount pawned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller pawns in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate pawn balance and, consequently, decrease pawn service charges. Additionally, small advances in relation to the pledged property's estimated resale value tend to increase pawn redemptions and improve the Company's liquidity. Conversely, providing larger pawns in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average pawn balances can result in an increase in pawn forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawns by repaying all accrued interest on such pawns, effectively creating a new pawn transaction. In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity.

      Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 2002. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and will likely seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. During fiscal 2002, the Company currently plans to open between 10 and 15 check cashing/short-term advance locations, primarily located in Texas, as well as 10 to 15 pawnshops in Mexico. Secondarily, the Company plans to increase the growth of its partnership, Cash & Go, Ltd, which operates short-term advance and check cashing kiosks inside convenience stores, and by expanding its short-term advance operations in its existing pawn stores. This expansion will be funded through the Company's Credit Facility. While the Company continually looks for, and is presented with, potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between January 1, 2002 and March 26, 2002, the Company opened four new check cashing/short-term advance locations and three pawnshops in Mexico.

      Contractual Commitments.   A  schedule  of contractual  commitments  at
 December 31, 2001 is as follows:

                                          Operating     Long-term
                  Fiscal                   Leases         Debt
                  ------                   ------        ------
                  2002 ................   $ 6,458       $33,385
                  2003 ................     5,817           952
                  2004 ................     4,537           656
                  2005 ................     3,560             -
                  2006 ................     2,756             -
                  Thereafter ..........     6,604             -
                                           ------        ------
                                          $29,732       $34,993
                                           ======        ======

 Related Parties

      In June 1998, in conjunction with the purchase of 11 check cashing stores, the Company entered into lease agreements relating to one store location and certain office space located in California. These properties were partially owned through September 2000 by Mr. Blake Miraglia, an employee of the Company. Total lease payments made pursuant to these leases were $130,000 and $239,000 during the fiscal years ended December 31, 2000 and 1999, respectively, which approximated market rates. In addition, the Company has an outstanding, unsecured note payable due July 5, 2003, bearing interest at 7%, to Mr. Miraglia, which amounted to $800,000 and $1,281,000 as of December 31, 2001 and 2000, respectively, including accrued interest.

      As of December 31, 2001 and 2000, the Company had notes receivable outstanding from certain of its officers totaling $5,051,000 and $5,826,000, respectively. These notes are secured by a total of 650,000 shares of common stock of the Company owned by these individuals, term life insurance policies, and bear interest at four percent. These notes are due upon the sale of the underlying shares of common stock.

 Inflation

      The Company does not believe that inflation has had a material effect on the amount of pawns and short-term advances made or unredeemed goods sold by the Company or its results of operation.

 Seasonality

      The Company's retail business is seasonal in nature with its highest volume of sales of unredeemed goods occurring during the first and fourth calendar quarters of each year. The Company's lending and short-term advance activities are also seasonal, with the highest volume of lending activity occurring during the second and third calendar quarters of each year.

 Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is effective as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Subsequent impairment losses will be reflected in operating income or loss in the statements of operations. The Company has not yet determined the impact, if any; on its earnings and financial position of the required impairment tests of goodwill and other indefinite lived intangible assets.

      The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for years beginning after December 15, 2001. The Company has not yet determined the effect the adoption of SFAS 143 and SFAS 144 will have on its financial statements.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.


 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

      The Company is exposed to market risk in the form of interest rate risk. At December 31, 2001, the Company had $32 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus one percent. See "Note 8 - Revolving Credit Facility". Based on the average outstanding indebtedness during the year ended December 31, 2001, a 10% increase in interest rates would have increased the Company's interest expense by approximately $179,000 for the year ended December 31, 2001.


 Item 8.  Financial Statements and Supplementary Data
          -------------------------------------------

      The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 14(a)(1) and (2) of this report.


 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------

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

                                   PART IV
                                   -------

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

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

      (b)  During Fiscal 2001 the Company filed no reports on Form 8-K.

      (c)  Exhibits:
           3.1(5)     Amended Certificate of Incorporation
           3.2(6)     Amended Bylaws
           4.2a(2)    Common Stock Specimen
           10.3(1)    First Cash, Inc. 1990 Stock Option Plan
           10.8(8)    Employment Agreement -- Rick Powell
           10.15(8)   Employment Agreement -- Rick L. Wessel
           10.59(4)   Acquisition Agreement - Miraglia, Inc.
           10.60(3)   Audited Financial Statements of Miraglia, Inc. for the
                      ten months ended May 31, 1998.
           10.61(5)   Acquisition Agreement for Twelve Pawnshops in South
                      Carolina
           10.62(5)   Acquisition Agreement for One Iron Ventures, Inc.
           10.63(5)   First Cash Financial Services, Inc. 1999 Stock Option
                      Plan
           10.64(9)   First Addendum to Executive Employment Agreement -
                      Rick Powell
           10.65(9)   First Addendum to Executive Employment Agreement -
                      Rick Wessel
           18.1(7)    Letter re Change in Accounting Principle
           21.0(9)    Subsidiaries
           23.1(9)    Independent Auditors' Consent of Deloitte & Touche LLP
           23.2(9)    Consent of Brewer & Pritchard, P.C.

      (d) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


 (1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
 (3)  Filed as an exhibit to Form 8-K dated September 22, 1998.
 (4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
 (5) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
 (6) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
 (7) Filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0 - 19133) and incorporated herein by reference.
 (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0 - 19133) and incorporated herein by reference.
 (9)  Filed herewith.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CASH FINANCIAL SERVICES, INC.


                               /s/ PHILLIP E. POWELL
                               ------------------------------------------
                               Phillip E. Powell, Chief Executive Officer
                               March 26, 2002


                               /s/ RICK L. WESSEL
                               --------------------------------------------
                               Rick L. Wessel, Principal Accounting Officer
                               March 26, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                 Capacity                     Date
          ---------                 --------                     ----
    /s/ PHILLIP E. POWELL      Chairman of the Board and     March 26, 2002
    ---------------------      Chief Executive Officer
    Phillip E. Powell


    /s/ RICK L. WESSEL         President, Chief Financial    March 26, 2002
    ---------------------      Officer, Secretary and
    Rick L. Wessel             Treasurer


    /s/ JOE R. LOVE            Director                      March 26, 2002
    ---------------------
    Joe R. Love


    /s/ RICHARD T. BURKE       Director                      March 26, 2002
    ---------------------
    Richard T. Burke


    /s/ TARA SCHUCHMANN        Director                      March 26, 2002
    ---------------------
    Tara Schuchmann

                        REPORT OF INDEPENDENT AUDITORS


 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.


 We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

 As discussed in Note 3 to the financial statements, the Company changed its method of accounting for income recognition on pawns in 2000.




 DELOITTE & TOUCHE LLP
 Fort Worth, Texas
 January 29, 2002


                      FIRST CASH FINANCIAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  December 31,   December 31,
                                                     2001           2000
                                                    -------        -------
                                            (in thousands, except share data)
                    ASSETS
 Cash and cash equivalents....................     $ 11,252       $  6,611
 Service charges receivable...................        2,817          2,707
 Receivables..................................       23,556         22,043
 Inventories..................................       12,681         17,132
 Prepaid expenses and other current assets....        1,226          1,387
 Income taxes receivable......................          434              -
 Net current assets of discontinued operations            -            586
                                                    -------        -------
  Total current assets .......................       51,966         50,466
 Property and equipment, net..................       10,034         10,378
 Intangible assets, net of accumulated
   amortization of $8,448 and $7,136,
   respectively ..............................       53,194         53,508
 Receivable from Cash & Go, Ltd...............        7,455          4,580
 Other........................................          157            186
                                                    -------        -------
                                                   $122,806       $119,118
                                                    =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current portion of long-term debt and notes
   payable....................................     $  1,385       $  1,643
 Revolving credit facility....................       32,000              -
 Accounts payable and accrued expenses........       10,041          6,460
 Income taxes payable.........................            -            528
                                                    -------        -------
  Total current liabilities ..................       43,426          8,631
 Revolving credit facility....................            -         39,000
 Long-term debt and notes payable, net of
   current portion............................        1,608          3,019
 Deferred income taxes........................        3,669          2,814
                                                    -------        -------
                                                     48,703         53,464
                                                    -------        -------
 Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding...............................            -              -
  Common stock; $.01 par value; 20,000,000
    shares authorized; 9,417,868 and 9,320,868
    shares issued, respectively; 8,763,687 and
    8,796,027 shares outstanding, respectively           95             93
  Additional paid-in capital .................       51,255         50,953
  Retained earnings ..........................       30,819         22,949
  Common stock receivables from officers .....       (5,051)        (5,826)
  Common stock held in treasury, at cost,
    654,181 and 524,841 shares, respectively .       (3,015)        (2,515)
                                                    -------        -------
                                                     74,103         65,654
                                                    -------        -------
                                                   $122,806       $119,118
                                                    =======        =======
 Commitments and contingencies (see Note 11)

                        The accompanying notes are an
          integral part of these consolidated financial statements.



                      FIRST CASH FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                               -----------------------------
                                                2001       2000       1999
                                               -------    -------    -------
                                       (in thousands, except per share amounts)
 Revenues:
    Merchandise sales .....................   $ 53,893   $ 53,177   $ 50,071
    Service charges .......................     53,028     46,597     40,630
    Check cashing fees ....................      2,264      2,216      2,184
    Other .................................      1,242      1,737      1,158
                                               -------    -------    -------
                                               110,427    103,727     94,043
                                               -------    -------    -------
 Cost of goods sold and expenses:
    Cost of goods sold ....................     34,619     34,366     35,157
    Operating expenses ....................     48,661     44,836     37,199
    Interest expense ......................      1,395      2,859      2,602
    Depreciation ..........................      2,283      2,612      1,527
    Amortization ..........................      1,530      1,694      1,475
    Administrative expenses ...............      9,420      8,217      6,739
                                               -------    -------    -------
                                                97,908     94,584     84,699
                                               -------    -------    -------
 Income before income taxes ...............     12,519      9,143      9,344
 Provision for income taxes ...............      4,507      3,476      3,097
                                               -------    -------    -------
 Income from continuing operations               8,012      5,667      6,247
 Discontinued operations (Note 14):
    Income (loss) from discontinued
      operations, net of tax...............         33       (765)       231
    Loss on sale of subsidiary,
      net of tax                                  (175)         -          -
                                               -------    -------    -------
 Income (loss) from discontinued operations       (142)      (765)       231
                                               -------    -------    -------
 Cumulative effect of change in
   accounting principle....................          -     (2,287)         -
                                               -------    -------    -------
 Net income ...............................   $  7,870   $  2,615   $  6,478
                                               =======    =======    =======
 Net income per share:
    Basic
      Income from continuing operations....   $   0.92   $   0.64   $   0.72
      Income (loss) from discontinued
        operations.........................      (0.02)     (0.08)      0.03
      Cumulative effect of change in
        accounting principle ..............          -      (0.26)         -
                                               -------    -------    -------
      Net income...........................   $   0.90   $   0.30   $   0.75
                                               =======    =======    =======
    Diluted
      Income from continuing operations....   $   0.87   $   0.63   $   0.67
      Income (loss) from discontinued
        operations.........................      (0.02)     (0.08)      0.03
      Cumulative effect of change in
        accounting principle ..............          -      (0.26)         -
                                               -------    -------    -------
      Net income...........................   $   0.85   $   0.29   $   0.70
                                               =======    =======    =======
 Unaudited pro forma amounts assuming
   retroactive application of change in
   accounting principle:

    Revenues from continuing operations....   $110,427   $103,727   $ 89,320
    Income from continuing operations......      8,012      5,667      5,619
    Basic earnings per share from
      continuing operations................       0.92       0.64       0.65
    Diluted earnings per share from
      continuing operations................       0.87       0.63       0.60

                        The accompanying notes are an
          integral part of these consolidated financial statements.


                      FIRST CASH FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended December 31,
                                               -----------------------------
                                                2001       2000       1999
                                               -------    -------    -------
                                                       (in thousands)
 Cash flows from operating activities:
   Income from continuing operations........  $  8,012   $  5,667   $  6,247
   Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation and amortization.........     3,813      4,306      3,002
      Income (loss) from discontinued
        operations..........................       592       (108)      (189)
   Changes in operating assets and
    liabilities, net of effect of
    purchases of existing stores:
      Service charges receivable............       (89)       728     (1,045)
      Inventories ..........................     4,687      1,616     (3,358)
      Prepaid expenses and other assets.....      (646)      (323)     1,673
      Accounts payable and accrued expenses.     3,509      1,546        452
      Current and deferred income taxes.....      (107)     1,196       (232)
                                               -------    -------    -------
    Net cash flows from operating activities    19,771     14,628      6,550
                                               -------    -------    -------
 Cash flows from investing activities:
   Net (increase) decrease in receivables...    (1,110)     1,021     (2,704)
   Purchases of property and equipment......    (1,891)    (2,055)    (3,282)
   Acquisition of existing operations.......    (1,394)    (1,200)    (2,060)
   Proceeds from sale of discontinued
     operations.............................       230          -          -
   Increase in receivable from
     Cash & Go, Ltd. .......................    (2,875)    (2,764)    (1,816)
                                               -------    -------    -------
   Net cash flows from investing activities.    (7,040)    (4,998)    (9,862)
                                               -------    -------    -------
 Cash flows from financing activities:
   Proceeds from debt ......................    14,200      6,000     21,000
   Repayments of debt ......................   (22,869)   (16,252)   (10,490)
   Common stock receivables from officers...       775     (3,234)    (1,303)
   Purchase of treasury stock ..............      (500)      (250)         -
   Registration fees .......................         -          -        (12)
   Proceeds from exercise of options and
     warrants...............................       304          -        376
                                               -------    -------    -------
   Net cash flows from financing activities     (8,090)   (13,736)     9,571
                                               -------    -------    -------
 Change in cash and cash equivalents........     4,641     (4,106)     6,259
 Cash and cash equivalents at beginning
   of the year..............................     6,611     10,717      4,458
                                               -------    -------    -------
 Cash and cash equivalents at end
   of the year..............................   $11,252   $  6,611   $ 10,717
                                               =======    =======    =======
 Supplemental disclosure of
   cash flow information:
   Cash paid during the year for:
    Interest ...............................   $ 2,394   $  2,813   $  2,553
                                               =======    =======    =======
    Income taxes ...........................   $ 4,533   $  2,013   $  2,296
                                               =======    =======    =======
 Supplemental disclosure of non-cash
  investing and financing activities:
   Non-cash transactions in connection with
     various acquisitions:
      Fair market value of assets acquired
        and goodwill........................   $ 2,302   $  1,222   $  2,602
        Less issuance of debt ..............         -          -       (523)
        Less assumption of liabilities and
          costs of acquisition..............      (908)       (22)       (19)
                                               -------    -------    -------
      Net cash paid.........................  $  1,394   $  1,200   $  2,060
                                               =======    =======    =======

                        The accompanying notes are an
          integral part of these consolidated financial statements.


                                 FIRST CASH FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              Additional                            Common Stock
                                 Common Stock    Paid-   Preferred Stock            Receivables   Treasury Stock
                                --------------    In     ---------------   Retained    From       --------------
                                Shares  Amount  Capital  Shares   Amount   Earnings   Officers    Shares  Amount     Total
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
                                                          (in thousands)
 Balance at December 31, 1998    9,089     91    49,026       -        -     13,856     (1,289)      471  (2,265)    59,419
 Exercise of stock options
   and warrants, including
   income tax benefit of $24        77      1       376       -        -          -          -         -       -        377
 Common stock issued to
   retire debt                     155      1     1,551       -        -          -          -         -       -      1,552
 Common stock receivables from
   officers                          -      -         -       -        -          -     (1,303)        -       -     (1,303)
 Net income                          -      -         -       -        -      6,478          -         -       -      6,478
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 1999    9,321     93    50,953       -        -     20,334     (2,592)      471  (2,265)    66,523
 Common stock receivables from
   officers                          -      -         -       -        -          -     (3,234)        -       -     (3,234)
 Purchase of treasury stock          -      -         -       -        -          -          -        54    (250)      (250)
 Net income                          -      -         -       -        -      2,615          -         -       -      2,615
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2000    9,321   $ 93  $ 50,953       -        -  $  22,949  $  (5,826)      525 $(2,515)  $ 65,654
 Exercise of stock options
   and warrants                     97      2       302       -        -          -          -         -       -        304
 Common stock receivables from
   officers                          -      -         -       -        -          -        775         -       -        775
 Purchase of treasury stock          -      -         -       -        -          -          -       129    (500)      (500)
 Net income                          -      -         -       -        -      7,870          -         -       -      7,870
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2001    9,418   $ 95 $  51,255       -        -  $  30,819  $  (5,051)      654 $(3,015)  $ 74,103
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

                       FIRST CASH FINANCIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

      First Cash Financial Services, Inc. (the "Company") was incorporated in Texas on July 5, 1988 and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores which lend money on the collateral of pledged personal property, and which retail previously-owned merchandise acquired through pawn forfeitures. In addition to making short-term secured pawns, most of the Company's pawn stores offer short-term secured advances ("short-term advances"). The Company also operates check cashing and short-term advance stores that provide short-term advances, check cashing services, and other related financial services. As of December 31, 2001, the Company owned 112 pawn stores and 46 check cashing and short-term advance stores.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies followed in the preparation of these financial statements.

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. In August 1999, the Company entered into a partnership to form Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The Company presently has a 50% ownership interest in the partnership, which is accounted for by the equity method of accounting as neither partner has control. The Company records its 50% share of the partnership's earnings or losses in its consolidated financial statements. The Company funds substantially all of the working capital requirements  of  the partnership  in  the form  of  a loan  to  the partnership. This loan bears interest at the prime rate plus 1%, and matures on August 31, 2002.

      Summarized financial information for Cash & Go, Ltd. as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              December 31,  December 31,
                                                  2001          2000
                                                  -----         -----
                                                     (in thousands)
      Current assets ..........................  $5,647        $3,215
      Non-current assets  .....................   1,458           994
      Current note payable to First Cash
        Financial Services, Inc................  (7,455)       (4,580)
      Other current liabilities ...............    (389)         (192)
                                                  -----         -----
          Net assets ..........................  $ (739)       $ (563)
                                                  =====         =====
      Company's share of net assets ...........  $ (369)       $ (282)
                                                  =====         =====
      Company's receivable from the partnership  $7,455        $4,580
                                                  =====         =====



                                             Year Ended December 31,
                                            --------------------------
                                            2001      2000       1999
                                            -----     -----      -----
                                                 (in thousands)
      Revenues .........................   $6,788    $3,512     $  119
      Expenses .........................    6,964     3,836        369
                                            -----     -----      -----
          Net loss before taxes ........   $ (176)   $ (324)    $ (250)
                                            =====     =====      =====

      Company's share of pretax net loss   $  (88)   $ (162)    $ (125)
                                            =====     =====      =====


      Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

      Receivables and income recognition - Receivables on the accompanying balance sheet consist of pawn and short-term advances. Pawns are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. Short-term advances are made for thirty days or less. The Company recognizes the service charges associated with short-term advances on a constant yield basis over the term of the short-term advance.

      Returned checks - The Company charges operating expense for the estimated net potential losses on returned checks in the same period in which revenues from the short-term advances are recognized.

      Operating expenses - Costs incurred in operating the pawn stores and check-cashing stores have been classified as operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, net returned checks, utilities, cash shortages and other costs incurred by the stores.

      Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received.

      Inventories - Inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventory and determined that a valuation allowance is not necessary.

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

      Long-lived assets - Long-lived assets (i.e., property, plant and equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. During the fourth quarter of 2000 the Company recorded a one-time non-cash pretax charge in the amount of $765,000 to write-off fixed assets and goodwill relating to approximately nine stores. Management does not believe any assets have been additionally impaired at December 31,2001.

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

      Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2001, 2000 and 1999, was $1,070,000, $1,283,000, and
 $1,112,000, respectively.

      Stock-Based Compensation - Compensation expense is recorded with respect to stock option grants and retention stock awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in Statement of Financial Accounting Standard No. 123; "Accounting for Stock-Based Compensation" ("SFAS 123") had been applied. The Company accounts for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and has made the disclosures in the footnotes as required by SFAS 123.

      Earnings per share - Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     Year Ended December 31,
                                                     -----------------------
                                                     2001     2000     1999
                                                     -----    -----    -----
      Numerator:
       Net income for calculating
         basic and diluted earnings per share       $7,870   $2,615   $6,478
                                                     =====    =====    =====
      Denominator:
       Weighted-average common shares for
         calculating basic earnings per share        8,699    8,813    8,656
       Effect of dilutive securities:
         Stock options and warrants                    569       56      478
         Contingently issuable shares due
          to acquisitions                                -        -      133
                                                     -----    -----    -----
         Weighted-average common shares for
            calculating diluted earnings per share   9,268    8,869    9,267
                                                     =====    =====    =====

      Basic earnings per share                      $ 0.90   $ 0.30   $ 0.75
      Diluted earnings per share                    $ 0.85   $ 0.29   $ 0.70


      Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates.

      Operating Segment - Due to the increased short-term advance operations in its pawn stores and the sale of its software operations, the Company has restructured its operations into one primary operating segment whose operating results are regularly reviewed by the chief operating decision maker to assess performance.

      Reclassification - Certain amounts as of December 31, 2000 and for the years ended December 31, 2000 and 1999 have been reclassified in order to conform to the 2001 presentation.

      New Accounting Standards - In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is effective as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Subsequent impairment losses will be reflected in operating income or loss in the statements of operations. The Company has not yet determined the impact, if any; on its earnings and financial position of the required impairment tests of goodwill and other indefinite lived intangible assets.

      The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for years beginning after December 15, 2001. The Company has not yet determined the effect the adoption of SFAS 143 and SFAS 144 will have on its financial statements.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.


 NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

      Effective January 1, 2000, the Company changed its method of income recognition on pawns. The Company now accrues pawn service charge revenue on a constant yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. For pawns not repaid, the cost of the forfeited collateral (inventory) is the cash amount originally pawned. Prior to 2000, the Company recognized service charge income on a constant yield basis over the initial pawn period for all pawns written. Service charges applicable to the extension periods or additional pawn periods were not recognized as income until the pawn was repaid or renewed. If the pawn was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount pawned plus accrued service charges) or market. The Company believes the accounting change provides a timelier matching of revenues and expenses with which to measure the results of operations. The cumulative effect of the accounting method change on all periods since inception through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction of net income for the year ended December 31, 2000.

      Operating results for Fiscal 2000 have been calculated using the new accounting method. The effect for Fiscal 2000 of adopting the change in income recognition on pawns was to decrease net income before cumulative effect of change in accounting principle $9,000, and decrease net income $2,296,000 ($0.26 per share.) The unaudited pro forma amounts shown in the statements of income reflect the effect of retroactive application on service charge revenues, cost of goods sold, and related income taxes.


 NOTE 4 - BUSINESS ACQUISITIONS

      In December 2001, the Company acquired 100% of the outstanding common stock of WR Financial, Inc., which operates 7 stores in Texas, for a total purchase price of $1,394,000, consisting of cash. The Company financed substantially the all cash purchase price for its fiscal 2001 acquisition through its Credit Facility. The purchase price for this acquisition was determined based upon the volume of annual pawn and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      In December 2000, the Company acquired the assets of one pawn store in LaFeria, Texas, and one pawn store in Laredo, Texas. The aggregate purchase price for these two acquisitions was $1,200,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed substantially the all cash purchase price for its fiscal 2000 acquisitions through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual pawn and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      In February 1999, the Company acquired the assets of two pawn stores in El Paso, Texas. In September 1999, the Company acquired the assets of one pawn store in Arlington, Virginia, and in October 1999, the Company acquired the assets of one pawn store in Palm View, Texas. The aggregate purchase price for these four acquisitions was $2,019,000, including legal, consulting, assumed liabilities and other costs incidental to the acquisitions. The Company financed the cash purchase price for its fiscal 1999 acquisitions through its Credit Facility. The purchase price for these acquisitions was determined based upon the volume of annual pawn and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill and other intangible assets, net of accumulated amortization, resulting from acquisitions were $53,194,000 and $53,508,000 as of December 31, 2001 and 2000, respectively.
 The results of operations of the acquired companies are included in the consolidated financial statements from their respective dates of acquisition. In connection with these acquisitions, the Company entered into non-compete agreements with the former owners, generally ranging from five to ten years.


 NOTE 5 - RELATED PARTY TRANSACTIONS

      In June 1998, in conjunction with the purchase of 11 check cashing stores, the Company entered into lease agreements relating to one store location and certain office space located in California. These properties were partially owned through September 2000 by Mr. Blake Miraglia, an employee of the Company. Total lease payments made pursuant to these leases were $130,000 and $239,000 during the fiscal years ended December 31, 2000 and 1999, respectively, which approximated market rates. In addition, the Company has an outstanding, unsecured note payable due July 5, 2003, bearing interest at 7%, to Mr. Miraglia, which amounted to $800,000 and $1,281,000 as of December 31, 2001 and 2000, respectively, including accrued interest.

      As of December 31, 2001 and 2000, the Company had notes receivable outstanding from certain of its officers totaling $5,051,000 and $5,826,000, respectively. These notes are secured by a total of 650,000 shares of common stock of the Company owned by these individuals, term life insurance policies, and bear interest at four percent. These notes are due upon the sale of the underlying shares of common stock.


 NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                 December 31, December 31,
                                                     2001         2000
                                                    -------      -------
        Land                                       $    672     $    672
        Buildings                                     1,002        1,002
        Leasehold improvements                        2,104        2,127
        Furniture, fixtures and equipment            15,922       15,089
                                                    -------      -------
                                                     19,700       18,890
        Less:  accumulated depreciation              (9,666)      (8,512)
                                                    -------      -------
                                                   $ 10,034     $ 10,378
                                                    =======      =======


 NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                 December 31, December 31,
                                                     2001         2000
                                                    -------      -------
        Accounts payable                           $    628     $    450
        Money orders payable                            890          850
        Wire transfers payable                          342          395
        Accrued payroll                               1,067          779
        Layaway deposits                              1,198        1,017
        Sales tax payable                               488          364
        Other                                         5,428        2,605
                                                    -------      -------
                                                   $ 10,041     $  6,460
                                                    =======      =======


 NOTE 8 - REVOLVING CREDIT FACILITY

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At December 31, 2001, $32,000,000 was outstanding under this Credit Facility and an additional  $18,000,000  was  available  to  the  Company  pursuant  to  the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 1.9% at December 31, 2001) plus one percent, and matures on September 1, 2002. Management believes its lenders will extend the maturity of its Credit Facility for an additional two-year term prior to its current maturity date under substantially similar terms Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the year ended December 31, 2001. Pursuant to the terms of the Credit Facility, the Company is prohibited from paying any dividends.


 NOTE 9 - LONG-TERM DEBT AND NOTES PAYABLE

      Long-term  debt  and  notes  payable  consist  of  the  following   (in
 thousands, except payment information):

                                                   December 31,  December 31,
                                                       2001          2000
                                                      ------        ------
 Note payable to a bank; bearing interest at
   LIBOR plus 2%; monthly principal and interest
   payments of $5,257; matures
   December 31, 2004; secured by real estate         $   439       $   474
 Note payable to a bank; bearing interest at
   LIBOR plus 2%; monthly principal and interest
   payments of $5,518; matures
   December 31, 2004; secured by real estate             364           406
 Unsecured demand note payable to an individual;
   bearing interest at 7%; interest payable
   monthly in installments of $583                       100           100
 Note payable to a bank; bearing interest at 8.9%;
   monthly principal and interest payments of
   $7,367, until entire unpaid balance was retired
   in October  2001; secured by equipment                  -            71
 Note payable to a bank; bearing interest at 9.2%;
   monthly principal and interest payments of
   $5,797, until maturity at January 15, 2002;
   secured by equipment                                    5            71
 Note payable to a bank; bearing interest at 9.3%;
   monthly principal and interest payments of
   $5,452, until maturity at July 1, 2002;
   secured by equipment                                   37            96
 Note payable to a corporation; bearing interest
   at 14.7%; monthly principal and interest
   payments of $1,658 until entire unpaid balance
   was retired in August 2001; secured by equipment        -            13
 Note payable to a corporation; bearing interest at
   7%; monthly principal and interest payments of
   $16,151 until maturity at March 1, 2002;
   secured by specific acquired assets                    48           231
 Notes payable to five former shareholders of
   Miraglia, Inc.; bearing interest at 7%;
   quarterly principal payments of $300,000
   and quarterly interest payments based upon
   the unpaid balance until maturity at
   July 5, 2003; unsecured                             2,000         3,200
                                                      ------        ------
                                                       2,993         4,662
      Less: current portion                           (1,385)       (1,643)
                                                      ------        ------
                                                     $ 1,608       $ 3,019
                                                      ======        ======

      Long-term debt and notes payable are scheduled to mature as follows (in thousands):

                 Fiscal
                 ------
                  2002                  $1,385
                  2003                     952
                  2004                     656
                                         -----
                                        $2,993
                                         =====


 NOTE 10 - INCOME TAXES

      Components of the provision for income taxes consist of the following (in thousands):

                                   Year Ended December 31,
                                   -----------------------
                                    2001    2000    1999
                                    -----   -----   -----
       Current:
          Federal                  $2,609  $2,627  $2,392
          State and foreign         1,042     399     441
                                    -----   -----   -----
                                    3,651   3,026   2,833
       Deferred                       856     450     264
                                    -----   -----   -----
                                   $4,507  $3,476  $3,097
                                    =====   =====   =====

      The principal current and non-current deferred tax liabilities consist of the following at December 31, 2001 and 2000 (in thousands):

                                                   December 31,  December 31,
                                                       2001          2000
                                                      ------        ------
       Deferred tax liabilities:
         Intangible asset amortization               $ 3,834       $ 3,166
         Depreciation                                  1,107         1,046
         Change in accounting principle               (1,135)       (1,373)
         Net operating loss benefit carry-forward       (198)         (394)
         State income taxes                              204           377
         Service charges receivable                       46            50
         Legal accruals                                 (430)         (435)
         Other                                           241           377
                                                      ------        ------
            Net deferred tax liability               $ 3,669       $ 2,814
                                                      ======        ======
       Reported as:
         Current liabilities - income
           taxes payable                             $     -       $     -
         Non-current liabilities - deferred
           income taxes                                3,669         2,814
                                                      ------        ------
            Net deferred tax liability               $ 3,669       $ 2,814
                                                      ======        ======


      The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes. The following is a reconciliation of such differences (in thousands):

                                                  Year Ended December 31,
                                                  -----------------------
                                                  2001     2000     1999
                                                  -----    -----    -----
       Tax at the federal statutory rate         $4,256   $3,109   $3,177
       State income taxes, net of federal
         tax benefit                                646      278      381
       Other, net                                  (395)      89     (461)
                                                  -----    -----    -----
                                                 $4,507   $3,476   $3,097
                                                  =====    =====    =====


 NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to ten years. Most facility leases contain renewal and/or purchase options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

                 Fiscal
                 ------
                  2002                  $  6,458
                  2003                     5,817
                  2004                     4,537
                  2005                     3,560
                  2006                     2,756
                  Thereafter               6,604
                                         -------
                                        $ 29,732
                                         =======

      Rent  expense  under  such  leases  was  $6,515,000,  $6,311,000,   and
 $5,708,000  for  the  years  ended  December   31,  2001,  2000  and   1999,
 respectively.

      In May 2000, three plaintiffs filed a complaint against Famous Pawn, Inc., a wholly owned subsidiary of the Company, in the United States
 District Court for the District of Maryland (Northern Division). The allegations consists of five counts: (1) violation of the federal Truth in Lending Act; (2) violation of the federal Racketeer Influenced and Corrupt Organizations Act; (3) violation of the Maryland Interest and Usury Statute;
 (4) violation of the Maryland Consumer Loan Law; and (5) violation of the Maryland Consumer Protection Act. The plaintiffs have requested the following relief: actual and punitive damages, attorneys' fees, expenses, costs, injunctive relief and treble damages, if available. In April 2001, the court certified a TILA class in this matter. Later that month, Famous Pawn, Inc. filed a motion to modify the class definition to exclude from the class those customers who signed arbitration agreements. In August 2001, the court denied that motion. Famous Pawn, Inc. next filed a motion to reconsider the motion to modify the class definition, and filed a separate motion to stay the proceedings and compel arbitration. These motions are currently pending. Since discovery has not yet commenced, nor the scope of the case been determined, management can provide no assurance as to the outcome of such litigation.

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


 NOTE 12 - EMPLOYEE STOCK OPTION PLAN AND OUTSTANDING WARRANTS

      On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of
 Common Stock authorized and reserved for issuance under the 1990 Plan is 250,000 shares. The exercise price for each stock option granted under the 1990 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1990 Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of December 31, 2001, options to purchase 21,187 shares of Common Stock were available for grant under the 1990 Plan. Options to purchase 104,000 shares were vested at December 31, 2001.

      On January 14, 1999, the Company's shareholders adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the 1999 Plan is 1,200,000 shares. The exercise price for each stock option granted under the 1999 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1999 Plan have a maximum duration of ten years unless, in the case of incentive stock options, the optionee owns at least 10% of the total combined voting power of all classes of capital stock of the Company, in which case the maximum duration is five years. As of December 31, 2001, options to purchase 11,589 shares of Common Stock were available for grant under the 1999 Plan. Options to purchase 829,911 shares of common stock under the 1999 Plan were vested as of December 31, 2001.

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

      Stock option and warrant activity for fiscal 1999, 2000 and 2001 is summarized in the accompanying chart (in thousands, except exercise price).

                                                             Exercisable
                                                          -----------------
                                                                  Weighted
                                             Weighted             Average
                                             Average              Exercise
                       Options Warrants  Exercise Price  Number    Price
                       ------- --------  --------------  ------    -----
  December 31, 1998      234      1,896     $   9.65      2,075   $ 9.66
    Granted              480          -        10.07
    Exercised            (73)        (5)        4.63
                        ----     ------
  December 31, 1999      641      1,891         9.88      2,001     9.84
    Granted              475          -         2.00
    Cancelled            (65)      (630)       14.35
                        ----     ------
  December 31, 2000    1,051      1,261         6.92      1,816     6.28
    Granted              335          -         4.48
    Exercised            (84)       (13)        3.12
    Cancelled            (57)      (310)       11.24
                        ----     ------
  December 31, 2001    1,245        938         5.99      1,689     5.30

      Options and warrants outstanding as of December 31, 2001 are as follows (in thousands, except exercise price and life):

                           Total Warrants
                 Exercise       and         Remaining     Currently
                  Price       Options         Life       Exercisable
                  -----       -------         ----       -----------
                  $2.00         425           9.0            375
                   2.00          14           4.5             14
                   4.00         245           9.1            190
                   4.00           9           4.5              9
                   4.63         549           9.0            549
                   4.63          17           4.5             17
                   8.00         438           1.1            310
                  10.00         323           7.4            200
                  10.00          69           4.5             14
                  12.00          83           7.5              -
                  12.00          11           4.5             11
                              -----                        -----
                              2,183                        1,689
                              =====                        =====

      The Company applies the intrinsic value method in accounting for its stock option and warrant issuances. Accordingly, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant dates for such option and warrant awards, the Company's net income would have been reduced by $1,492,000, $1,349,000, and $748,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Basic and diluted earnings per share would have been reduced by $0.17 and $0.16, $0.15 and $0.15,and $0.09 and $0.08 respectively, during the years ended December 31, 2001, 2000 and 1999.

      Weighted average grant-date fair values of options issued were $4.48, $1.59 and $6.62 per unit during the years ended December 31, 2001, 2000 and 1999, respectively, which were calculated in accordance with the Black Scholes option pricing model, using the following assumptions:

                                  Year Ended December 31,
                                  -----------------------
                                  2001      2000     1999
                                  ----      ----     ----
      Expected volatility          55%       80%      55%
      Expected dividend yield       -         -        -
      Expected  option term     10 years  10 years  10 years
      Risk-free rate of return    3.8%      5.0%      5.5%


 NOTE 13 - FIRST CASH 401(k) PLAN

      The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee and company contributions are paid to a corporate trustee and invested in various funds. Contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company contributions to the Plan were $162,000, $146,000, and $121,000 for the years ended December 31, 2001, 2000, and 1999, respectively.


 NOTE 14 - DISCONTINUED OPERATIONS INFORMATION

      On November 30, 2001, the Company sold  all of its common stock of  its subsidiary,  Miraglia,  Inc.  to  a  former  employee  of  the  Company  for approximately $230,000 in cash. The sale resulted in a pretax loss of $273,000. The disposal of the software company and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying Consolidated Statements of Income. Prior year financial statements have been reclassified to conform to the current year presentation.

      The condensed statements of operations relating to the discontinued software operations for the years ended December 31, 2001, 2000, and 1999 are presented below:

                                            Year Ended December 31,
                                           --------------------------
                                            2001      2000      1999
                                           ------    ------    ------
       Revenues                           $ 1,897   $ 2,131   $ 3,708
       Costs and expenses                   1,846     3,367     3,363
                                           ------    ------    ------
       Income (loss) before income taxes       51    (1,236)      345
       Income tax benefit (expenses)          (18)      471      (114)
                                           ------    ------    ------
       Net loss                           $    33   $  (765)  $   231
                                           ======    ======    ======