Form 10-K/A
period 2001-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2002-05-09
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K/A

 (Mark One)
   [ x ] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes   [ X ]    No   [  ].

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on March 26, 2002 is $50,634,000.00. As of March 26, 2002, there were 8,763,687 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

      First Cash Financial Services, Inc., a Delaware corporation (the "Company") hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002, to add the additional information contained herein.

                                   PART III


 Item 10.  Directors and Executive Officers of the Registrant.

      The following table lists the directors and executive officers of the Company as of the date hereof and the capacities in which they serve.

            Name                 Age    Position

            Phillip E. Powell     51    Chairman of the Board and
                                          Chief Executive Officer
            Rick L. Wessel        43    President, Chief Financial Officer,
                                          Secretary, Treasurer and Director
            J. Alan Barron        41    President - Pawn Operations
            Blake A. Miraglia     34    President - Check Cashing Operations
            Tara Schuchmann       44    Director
            Richard T. Burke      58    Director
            Joe R. Love           63    Director


      Phillip E. Powell has served as director since March 1990, served as president from March 1990 until May 1992, and has served as chief executive officer since May 1992. Mr. Powell has been engaged in the financial services business for over 26 years.

      Rick L. Wessel has been associated with the Company since February 1992, has served as chief financial officer, secretary and treasurer of the Company since May 1992, has served as president since May 1998, and has served as a director since November 1992. Prior to February 1992, Mr. Wessel was employed by Price Waterhouse LLP for approximately nine years. Mr. Wessel is a certified public accountant licensed in Texas.

      J. Alan Barron joined the Company in January 1994 as its chief operating officer. Mr. Barron served as the chief operating officer from January 1994 to May 1998 and has served as the president - pawn operations since May 1998. Prior to joining the Company, Mr. Barron spent two years as chief financial officer for a nine-store privately held pawnshop chain. Prior to his employment as chief financial officer of this privately held pawnshop chain, Mr. Barron spent five years in the Fort Worth office of Price Waterhouse LLP.

      Blake A. Miraglia joined the Company in June 1998 as the president of check cashing operations. Prior to joining the Company, Mr. Miraglia was the president of Miraglia, Inc. from 1992 to May 1998. The Company acquired Miraglia, Inc. in June 1998.

      Tara Schuchmann has served as a director of the Company since June 2001. Ms. Schuchmann is the founder and managing general partner of Tara Capital Management LP, an investment management and advisory firm. Ms. Schuchmann has 20 years experience in the financial services industry. Ms. Schuchmann holds an MBA from the Harvard University Graduate School of Business Administration.

      Richard T. Burke has served as a director of the Company since December 1993. Mr. Burke is the founder and former chief executive officer and chairman of United HealthCare Corporation. Mr. Burke remains a director of United HealthCare Corporation, a company engaged in the managed health care industry, and a number of other private, nonprofit and charitable boards. From 1977 to 1987, Mr. Burke also served as chief executive officer of Physicians Health Plan of Minnesota (now MEDICA), the largest client of United HealthCare Corporation. The securities of United HealthCare Corporation are registered pursuant to the Exchange Act. Mr. Burke was the former owner and chief executive officer of the Phoenix Coyotes, a professional sports franchise of the National Hockey League.

      Joe R. Love has served as a director of the Company since December 1991. Mr. Love has served as chairman of CCDC, Inc., a real estate development firm, since October 1976. Since July 1989, Mr. Love has served on the board of directors of Phymed, Inc., a public company operating radiology centers. Mr. Love has served as a director of Atomic Burrito, Inc., a public company involved in the entertainment industry, since October 1996.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely on the reports furnished pursuant to Section 16a-3(e) of the Exchange Act, all reports as required under Section 16(a) of the Exchange Act were filed on a timely basis during the year ended December 31, 2001.


 Item 11.  Executive Compensation

      The following table sets forth compensation with respect to the chief executive officer and other executive officers of the Company who received total annual salary and bonus for the year ended December 31, 2001 in excess of $100,000. Also included in the following table is compensation for the year ended December 31, 2000 and 1999:

                            Summary Compensation Table
                            --------------------------
                                                    Long-Term
                               Annual compensation  Compensation - Awards
                               -------------------  ---------------------
                                                    Securities
                                                    Underlying
 Name & Principal     Fiscal                        Options/      All Other
 Position              Year    Salary     Bonus    Warrants (1) Compensation (2)
 --------              ----    ------     -----    ------------ ------------
 Phillip E. Powell     2001  $ 385,234  $ 300,000     125,000          -
   Chairman of the     2000    314,340     60,000     200,000          -
   Board and Chief     1999    300,000          -     125,000          -
   Executive Officer

 Rick L. Wessel        2001  $ 259,890  $ 150,000      65,000          -
   President,          2000    223,750     30,000     100,000          -
   Chief Financial     1999    173,750          -      50,000          -
   Officer, Secretary
   and Treasurer

 J. Alan Barron        2001  $ 219,781  $  50,000      25,000          -
   President - Pawn    2000    191,250          -      25,000          -
   Operations          1999    158,750          -      25,000          -

 Blake A. Miraglia     2001  $ 226,099  $  50,000      25,000          -
   President - Check   2000    185,000          -      25,000          -
   Cashing Operations  1999    158,750          -      25,000          -

 --------------------
 (1) See "- Employment Agreements" and "- Stock Options and Warrants" for a discussion of the terms of long-term compensation awards.
 (2) The aggregate amount of other compensation is less than the lesser 10% or $50,000 of such executive officer's annual compensation.


 Employment Agreements

      Mr. Powell has entered into an employment agreement with the Company through December 31, 2006 to serve as the Chief Executive Officer of the Company; at the discretion of the Board this agreement may be extended for additional successive periods of one year each on each January 1 anniversary. The agreement provides for: (i) a 2002 base salary of $500,000 with annual minimum increases of 10% or higher increases at the discretion of the Compensation Committee; (ii) an annual bonus at the discretion of the Compensation Committee; (iii) certain stock incentives at the discretion of the Compensation Committee; (iv) certain fringe benefits including club membership, car, vacation, a term life insurance policy with a beneficiary designated by Mr. Powell in the amount of $4 million dollars; (v) 3% loans to exercise certain stock options to purchase common stock of the Company and tax loans to pay the taxes which result from such exercises; (vi) a lump-sum severance payment of $1.5 million, which shall be reduced 20% each year this agreement is extended past 2006; and (vii) reimbursement of business related expenses. In the event that Mr. Powell's employment is terminated other than his voluntary termination or termination for good cause, the Company shall cancel his obligations pursuant to a promissory note dated December 31, 2000 in the principal amount of $2 million and any additional loans or advances and shall return all property securing such loans to Mr. Powell or his designated beneficiary. In addition, Mr. Powell has agreed not to compete with the Company, not to solicit employees of the Company, and not to solicit customers of the Company for a period of two years following his termination.

      Mr. Wessel has entered into an employment agreement with the Company through December 31, 2006 to serve as the President and Chief Financial Officer of the Company; at the discretion of the Board this agreement may be extended for additional successive periods of one year each on each January 1 anniversary. The agreement provides for: (i) a 2002 base salary of $350,000 with annual minimum increases of 10% or higher increases at the discretion of the Compensation Committee; (ii) an annual bonus at the discretion of the Compensation Committee; (iii) certain stock incentives at the discretion of the Compensation Committee; (iv) certain fringe benefits including club membership, car, vacation, a term life insurance policy with a beneficiary designated by Mr. Wessel in the amount of $2 million dollars;
 (v) 3% loans to exercise certain stock options to purchase common stock of the Company and tax loans to pay the taxes which result from such exercises; and (vi) reimbursement of business related expenses. In the event that Mr. Wessel's employment is terminated other than his voluntary termination or termination for good cause, the Company shall cancel his obligations pursuant to a promissory note dated December 31, 2000 in the principal amount of $1.53 million and any additional loans or advances and shall return all property securing such loans to Mr. Wessel or his designated beneficiary. In addition, Mr. Wessel has agreed not to compete with the
 Company, not to solicit employees of the Company, and not to solicit customers of the Company for a period of two years following his termination.

 Stock Options and Warrants


      The following table shows stock option and warrant grants made to named executive officers during the year ended December 31, 2001:


                  Individual Grants of Stock Option and Warrant Grants Made
                           During the Year Ended December 31, 2001
                           ---------------------------------------
                                                                     Potential Realizable
                                                                           Value at
                              Percentage                                Assumed Annual
                               of Total                                 Rates of Stock
                   Options    Granted to     Exercise                 Price Appreciation
                   Granted   Employees in     Price      Expiration     for Option and
   Name            (Shares)  Each Period   (Per Share)      Date       Warrant Terms (1)
 ----------------- --------  ------------  ----------- -------------  -------------------
                                                                         5%        10%
                                                                       -------    -------
 Phillip E. Powell  125,000     46.3%         $4.00    February 2011  $263,800   $715,800
 Rick L. Wessel      65,000     24.1           4.00    February 2011   137,200    372,200
 J. Alan Barron      25,000      9.3           4.00    February 2011    52,800    143,200
 Blake Miraglia      25,000      9.3           4.00    February 2011    52,800    143,200


 -----------------
 (1)   The actual value,  if any, will  depend upon the  excess of the  stock price over the exercise price on the date  of exercise, so that there is  no assurance the value realized will be at or near the present value.


                    December 31, 2001 Stock Option and Warrant Values
                    -------------------------------------------------
                                         Number of Unexercised        Value of Unexercised
                                       Stock Options and Warrants         In-The-Money
                    Shares                at December 31, 2001     Stock Options and Warrants
                 Acquired on  Value             (Shares)               December 31, 2001 (l)
   Name            Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
 ----------------- --------  --------  -----------  -------------  -----------  -------------
 Phillip E. Powell     -        -      985,000 (2)        -        $ 2,017,000        -
 Rick L. Wessel        -        -      365,000 (3)        -            662,000        -
 J. Alan Barron        -        -      140,000 (4)        -            190,000        -
 Blake Miraglia        -        -      165,000 (5)        -            316,000        -

 -----------------
 (1)  Computed based upon the differences between fair market value as of
      December 31, 2001 and the aggregate exercise price of the warrant.
 (2)  Includes warrants to purchase 435,000 shares at prices ranging from
      $4.625 to $8.00 per share and options to purchase 550,000 shares at\
      prices ranging from $2.00 to $10.00 per share.
 (3)  Includes warrants to purchase 150,000 shares at a price of $8.00 per share and options to purchase 215,000 shares at prices ranging from
      $2.00 to $10.00 per share.
 (4)  Includes warrants to purchase 65,000 shares at a price of $8.00 per share and options to purchase 75,000 shares at prices ranging from
      $2.00 to $10.00 per share.
 (5)  Includes warrants to purchase 65,000 shares at prices ranging from
      $2.00 to $12.00 per share and options to purchase 100,000 shares at prices ranging from $2.00 to $10.00 per share.

      Warrants and options held by other directors: On May 8, 2002, other directors held warrants to purchase 425,000 shares at prices ranging from $4.625 to $8.00 per share, expiring between January 2011 and February 2013 and options to purchase 100,000 shares at prices ranging from $2.00 to $10.00 per share, expiring between April 2009 and December 2010.

      Warrants and options held by other employees and third parties: On May 8, 2002, other employees and third parties held warrants to purchase 314,750 shares at prices ranging from $4.625 to $12.00 per share, expiring between February 2003 and February 2013 and options to purchase 215,500 shares at prices ranging from $4.00 to $12.00 per share, expiring between February 2003 and April 2012.

      The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans. The Company does not grant any stock appreciation rights.

 Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors consists of Richard T. Burke, Joe R. Love and Tara Schuchmann, each of which is not employed by the Company.

 Report of the Compensation Committee

 Overview

      The Compensation Committee of the Board of Directors supervises the Company's executive compensation. The Company seeks to provide executive compensation that will support the achievement of the Company's financial goals while attracting and retaining talented executives and rewarding superior performance. In performing this function, the Compensation Committee reviews executive compensation surveys and other available information and may from time to time consult with independent compensation consultants.

      The Company seeks to provide an overall level of compensation to the Company's executives that are competitive within the pawnshop industry and other companies of comparable size and complexity. Compensation in any particular case may vary from any industry average on the basis of annual and long-term Company performance as well as individual performance. The Compensation Committee will exercise its discretion to set compensation where in its judgment external, internal or individual circumstances warrant it. In general, the Company compensates its executive officers through a combination of base salary, annual incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of stock options and warrants.

 Base Salary

      Base salary levels for the Company's executive officers are set generally to be competitive in relation to the salary levels of executive officers in other companies within the pawn shop industry or other companies of comparable size, taking into consideration the position's complexity, responsibility and need for special expertise. In reviewing salaries in individual cases the Compensation Committee also takes into account individual experience and performance.

 Annual Incentive Compensation

      The Compensation Committee has historically structured employment arrangements with incentive compensation. Payment of bonuses has generally depended upon the Company's achievement of pre-tax income targets established at the beginning of each fiscal year or other significant corporate objectives. Individual performance is also considered in determining bonuses.

 Long-Term Incentive Compensation

      The Company provides long-term incentive compensation through its stock option plan and the issuance of warrants, which is described elsewhere in this proxy statement. The number of shares covered by any grant is generally determined by the then current stock price, subject in certain circumstances, to vesting requirements. In special cases, however, grants may be made to reflect increased responsibilities or reward extraordinary performance.

 Chief Executive Officer Compensation

      Mr. Powell was elected to the position of chief executive officer in May 1992. Mr. Powell's salary was increased from $375,000 to $400,000 on August 20, 2001. Mr. Powell received a bonus in the amount of $300,000 during the year ended December 31, 2001. Mr. Powell received common stock option grants based upon the overall performance of the Company during the year ended December 31, 2001.

      The overall goal of the Compensation Committee is to insure that compensation policies are established that are consistent with the Company's strategic business objectives and that provide incentives for the attainment of those objectives. This is affected in the context of a compensation program that includes base pay, annual incentive compensation and stock ownership.

 The Compensation  Committee:    Richard  T. Burke,  Joe  R.  Love  and  Tara
 Schuchmann

 Stock Price Performance Graph

      The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the Common Stock of the Company for the period from July 31, 1996 through December 31, 2001, with the cumulative total return on the Nasdaq Composite Index and a peer group index over the same period (assuming the investment of $100 in the Company's Common Stock, the Nasdaq Composite Index and the peer group). The peer group selected by the Company includes the Company, Cash America International, Inc., EZCORP, Inc., and ACE Cash Express, Inc.


                      [ PERFORMANCE GRAPH APPEARS HERE ]


                         FIRST CASH
                  FINANCIAL SERVICES, INC.    PEER GROUP     NASDAQ COMPOSITE
                  ------------------------    ----------     ----------------
 July 31, 1996             100.00               100.00             100.00
 July 31, 1997             126.32               155.90             147.55
 July 31, 1998             286.84               230.49             173.65
 December 31, 1998         301.33               229.37             206.01
 December 31, 1999         173.68               175.22             382.77
 December 31, 2000          47.37                80.50             230.23
 December 31, 2001         143.16               114.15             182.67



 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The table below sets forth information to the best of the Company's knowledge with respect to the total number of shares of the Company's Common Stock beneficially owned by each person known to the Company to beneficially own more than 5% of its Common Stock, each director, each named executive officer, and the total number of shares of the Company's Common Stock beneficially owned by all directors and officers as a group, as reported by each such person, as of May 8, 2001. On that date, there were 8,818,187 shares of voting Common Stock issued and outstanding.


                                               Shares Beneficially
             Officers, Directors                    Owned (2)
             and 5% Stockholders (1)            Number     Percent
             -----------------------          ---------     -----
             Richard T. Burke (3)             1,578,000     17.55%
             Phillip E. Powell (4)            1,333,102     13.60
             Rick L. Wessel (5)                 644,662      7.02
             Dimensional Fund Advisors, Inc.    598,100      6.78
             Joe R. Love (6)                    451,500      4.95
             J. Alan Barron (7)                 319,234      3.56
             Blake A. Miraglia (8)              314,855      3.50
             Tara Schuchmann (9)                 91,000      1.03
             All officers and directors
                as a group (7 persons)        4,732,353     43.03

 ------------------------------------
 (1) The addresses of the persons shown in the table above who are directors, named executive officers, or 5% stockholders are as follows: (i) Dimensional Fund Advisors, Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401-1038 and (ii) all other persons listed, 690 East Lamar Boulevard, Suite 400, Arlington, Texas 76011.

 (2) Unless otherwise noted, each person has sole voting and investment power over the shares listed opposite his name, subject to community property laws where applicable. Beneficial ownership includes both outstanding shares of Common Stock and shares of Common Stock such person has the right to acquire within 60 days of May 28, 2002, upon exercise of outstanding warrants and options.

 (3) Includes a warrant to purchase 100,000 shares at a price of $8.00 per share to expire in February 2013, a warrant to purchase 25,000 shares at a price of $8.00 per share to expire in April 2012, and a stock option to purchase 50,000 shares at a price of $2.00 per share to expire in December 2010. Excludes 10,000 shares of Common Stock owned by Mr. Burke's wife, of which Mr. Burke disclaims beneficial ownership.

 (4) Includes a warrant to purchase 60,000 shares at a price of $8.00 per share to expire in February 2013, a warrant to purchase 225,000 shares at a price of $4.625 per share to expire in January 2011, a warrant to purchase 150,000 shares at a price of $8.00 per share to expire in April 2012, a stock option to purchase 125,000 shares at a price of $10.00 per share to expire in April 2009, a stock option to purchase 200,000 shares at a price of $2.00 per share to expire in December 2010, a stock option to purchase 125,000 shares at a price of $4.00 per share to expire in February 2011, and a stock option to purchase 100,000 shares at a price of $4.625 per share to expire in January 2011.

 (5) Includes a warrant to purchase 50,000 shares at a price of $8.00 per share to expire in February 2013, a warrant to purchase 100,000 shares at a price of $8.00 per share to expire in April 2012, a stock option to purchase 50,000 shares at a price of $10.00 per share to expire in April 2009, a stock option to purchase 100,000 shares at a price of $2.00 per share to expire in December 2010, and a stock option to purchase 65,000 shares at a price of $4.00 per share to expire in February 2011.

 (6) Includes a warrant to purchase 100,000 shares at a price of $8.00 per share to expire in February 2013, a warrant to purchase 125,000 shares at a price of $4.625 per share to expire in January 2011, a warrant to purchase 50,000 shares at a price of $8.00 per share to expire in April 2012, a stock option to purchase 25,000 shares at a price of $10.00 per share to expire in April 2009, and 151,500 shares of common stock all of which are beneficially owned by an affiliate of Mr. Love.

 (7) Includes a warrant to purchase 40,000 shares at a price of $8.00 per share to expire in February 2013, a warrant to purchase 25,000 shares at a price of $8.00 per share to expire in April 2012, a stock option to purchase 25,000 shares at a price of $10.00 per share to expire in April 2009, a stock option to purchase 25,000 shares at a price of $2.00 per share to expire in December 2010, and a stock option to purchase 25,000 shares at a price of $4.00 per share to expire in February 2011.

 (8) Includes a warrant to purchase 13,459 shares at a price of $2.00 per share to expire in June 2007, a warrant to purchase 8,823 shares at a price of $4.00 per share to expire in June 2007, a warrant to purchase 17,086 shares at a price of $4.625 per share to expire in June 2007, a warrant to purchase 14,357 shares at a price of $10.00 per share to expire in June 2007, a warrant to purchase 11,186 shares at a price of $12.00 per share to expire in June 2007, a stock option to purchase 25,000 shares at a price of $10.00 per share to expire in April 2009, a stock option to purchase 25,000 shares at a price of $2.00 per share to expire in December 2010, a stock option to purchase 25,000 shares at a price of $4.00 per share to expire in February 2011, and a stock option to purchase 25,000 shares at a price of $8.00 per share to expire in April 2012.

 (9) Includes a stock option to purchase 25,000 shares at a price of $2.00 per share to expire in December 2010, a stock option to purchase 25,000 shares at a price of $8.00 per share to expire in April 2012, and 41,000 shares of common stock all of which are beneficially owned by an affiliate of Ms. Schuchmann.


 Item 13.  Certain Relationships and Related Transactions.

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

      During the year ended December 31, 2001, Mr. Joe R. Love was issued a option to purchase 25,000 shares of common stock at an exercise price of $4.00 per share expiring in December 2010.

      In April 1991, the Company adopted a policy prohibiting transactions with its officers, directors or affiliates, unless approved by a majority of the disinterested directors and on terms no less favorable to the Company than could be obtained from an independent third party. The Company believes that all prior related party transactions were on terms as favorable as could be obtained from independent third parties.

                               SIGNATURES
                               ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CASH FINANCIAL SERVICES, INC.


                               /s/ PHILLIP E. POWELL
                               ------------------------------------------
                               Phillip E. Powell, Chief Executive Officer
                               May 8, 2002


                               /s/ RICK L. WESSEL
                               --------------------------------------------
                               Rick L. Wessel, Principal Accounting Officer
                               May 8, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                 Capacity                     Date
          ---------                 --------                     ----
    /s/ PHILLIP E. POWELL      Chairman of the Board and      May 8, 2002
    ---------------------      Chief Executive Officer
    Phillip E. Powell


    /s/ RICK L. WESSEL         President, Chief Financial     May 8, 2002
    ---------------------      Officer, Secretary and
    Rick L. Wessel             Treasurer


    /s/ JOE R. LOVE            Director                       May 8, 2002
    ---------------------
    Joe R. Love


    /s/ RICHARD T. BURKE       Director                       May 8, 2002
    ---------------------
    Richard T. Burke


    /s/ TARA SCHUCHMANN        Director                       May 8, 2002
    ---------------------
    Tara Schuchmann