Form 10-Q
period 2002-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2002-05-14
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended         Commission File Number:
           March 31, 2002                     0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                           75-2237318
     (State of Incorporation)                 (IRS Employers
                                          Identification Number)
     690 East Lamar, Suite 400
         Arlington, Texas
  (Address of principal executive                  76011
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

                            Yes    x       No  ___

 As of May 14, 2002, there were 8,818,187 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

 Part I.  Financial Information
 Item 1.  Financial Statements

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                     2002        2001
                                                   -------      -------
                                                 (unaudited)
                                            (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents....................    $ 12,002     $ 11,252
 Service charges receivable...................       2,106        2,817
 Receivables..................................      19,020       23,556
 Inventories..................................      10,812       12,681
 Prepaid expenses and other current assets....       1,149        1,226
 Income taxes receivable......................           -          434
                                                   -------      -------
    Total current assets .....................      45,089       51,966

 Property and equipment, net..................      10,151       10,034
 Intangible assets, net.......................      53,194       53,194
 Receivable from Cash & Go, Ltd...............       6,268        7,455
 Other........................................         217          157
                                                   -------      -------
                                                  $114,919     $122,806
                                                   =======      =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt and
   notes payable..............................    $  1,316     $  1,385
 Accounts payable and accrued expenses........       8,872       10,041
 Revolving credit facility....................      22,000       32,000
 Income taxes payable.........................         674            -
                                                   -------      -------
    Total current liabilities ................      32,862       43,426

 Long-term debt and notes payable, net of
   current portion ...........................       1,283        1,608
 Deferred income taxes........................       3,910        3,669
                                                   -------      -------
                                                    38,055       48,703
 Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
     shares authorized; no shares issued or
     outstanding .............................           -            -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 9,417,868 and
     9,417,868 shares issued, respectively;
     8,763,687 and 8,763,687 shares
     outstanding, respectively ...............          95           95
   Additional paid-in capital ................      51,255       51,255
   Retained earnings .........................      33,613       30,819
   Common stock receivables from officers ....      (5,084)      (5,051)
   Common stock held in treasury, at cost,
     654,181 and 654,181 shares, respectively.      (3,015)      (3,015)
                                                   -------      -------
                                                    76,864       74,103
                                                   -------      -------
                                                  $114,919     $122,806
                                                   =======      =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2002         2001
                                                   -------      -------
                                                 (unaudited)  (unaudited)
                                                 (in thousands, except per
                                                      share amounts)
 Revenues:
  Merchandise sales ............................  $ 14,755     $ 14,496
  Service charges ..............................    12,745       12,699
  Check cashing fees ...........................       731          625
  Other ........................................       220          324
                                                   -------      -------
                                                    28,451       28,144
                                                   -------      -------
 Cost of goods sold and expenses:
  Cost of goods sold ...........................     8,910        9,395
  Operating expenses ...........................    12,035       11,127
  Interest expense .............................       106          489
  Depreciation .................................       555          542
  Amortization .................................         -          382
  Administrative expenses ......................     2,480        2,836
                                                   -------      -------
                                                    24,086       24,771
                                                   -------      -------
 Income from continuing operations before
   income taxes ................................     4,365        3,373
 Provision for income taxes.....................     1,571        1,214
                                                   -------      -------
 Income from continuing operations..............     2,794        2,159
 Loss from discontinued operations,
   net of taxes (1) ............................         -          (33)
                                                   -------      -------
 Net income ....................................  $  2,794     $  2,126
                                                   =======      =======
 Net income per share:
  Basic
    Income from continuing operations ..........  $   0.32     $   0.24
    Loss from discontinued operations (1) ......         -            -
                                                   -------      -------
    Net income .................................  $   0.32     $   0.24
                                                   =======      =======
  Diluted
    Income from continuing operations ..........  $   0.30     $   0.24
    Loss from discontinued operations (1) ......         -            -
                                                   -------      -------
    Net income .................................  $   0.30     $   0.24
                                                   =======      =======

       (1) During the fourth quarter of fiscal 2001, the Company sold its check cashing software business and discontinued that particular facet of the software business unit. In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the above Selected Operating Information of the Company has been reclassified to reflect the disposal of the Company's check cashing software business unit. Accordingly, the sale proceeds, revenues, expenses and costs have been segregated in the above results and reported as "Loss From Discontinued Operations".

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended March 31,
                                                ----------------------------
                                                      2002         2001
                                                     -------      -------
                                                   (unaudited)  (unaudited)
                                                       (in thousands)
 Cash flows from operating activities:
  Net income from continuing operations ..........  $  2,794     $  2,159
  Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation and amortization  .............       555          924
      Discontinued operations ....................         -          229
  Changes in operating assets and liabilities,
    net of effect of purchases of existing stores:
    Service charges receivable ...................       711          264
    Inventories ..................................     1,869        3,030
    Prepaid expenses and other assets ............       451           22
    Accounts payable and accrued expenses ........    (1,169)       1,346
    Current and deferred income taxes  ...........       915          758
                                                     -------      -------
      Net cash flows from operating  activities...     6,126        8,732
                                                     -------      -------
 Cash flows from investing activities:
  Net decrease in receivables ....................     4,536        2,270
  Purchases of property and equipment ............      (672)        (293)
  Receivable from Cash & Go, Ltd .................     1,187          (59)
                                                     -------      -------
      Net cash flows from investing activities ...     5,051        1,918
                                                     -------      -------
 Cash flows from financing activities:
  Proceeds from debt .............................         -          600
  Repayments of debt .............................   (10,394)     (10,017)
  Common stock receivables from officers .........       (33)         (90)
  Purchase of treasury stock .....................         -         (500)
                                                     -------      -------
      Net cash flows used in financing activities.   (10,427)     (10,007)
                                                     -------      -------
 Increase in cash and cash equivalents............       750          643
 Cash and cash equivalents at beginning
   of the period .................................    11,252        6,611
                                                     -------      -------
 Cash and cash equivalents at end of the period...  $ 12,002     $  7,254
                                                     =======      =======
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .....................................  $    268     $    833
                                                     =======      =======
    Income taxes .................................  $    243     $    438
                                                     =======      =======

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2001 Annual Report on Form 10-K. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the periods ended March 31, 2002 and 2001 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.


 Note 2 - Revolving Credit Facility

      The Company currently maintains a $50,000,000 line of credit with a group of commercial lenders (the "Credit Facility"). At March 31, 2002, $22,000,000 was outstanding under this Credit Facility and an additional $28,000,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 1.9% at March 31, 2002) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the three months ended March 31, 2002 and as of May 14, 2002.


 Note 3 - Costs in Excess of Net Assets Acquired

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the current fiscal year.

         Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle attributable to the three-month period ended March 31, 2002. Subsequent impairment losses will be reflected in operating income in the consolidated statement of income for the period in which such loss is realized. Had the Company been accounting for its goodwill under SFAS No. 142 for both three-month periods presented, the Company's net income and basic and diluted net income per share would have been as follows:

                                                  Three Months Ended
                                                  ------------------
                                                  March 31,  March 31,
                                                    2002       2001
                                                   ------     ------
 Reported net income                              $ 2,794    $ 2,126
 Add: amortization of costs in excess
    of net assets acquired, net of tax                  -        245
                                                   ------     ------
 Pro forma adjusted net income                    $ 2,794    $ 2,371
                                                   ======     ======


 Note 4 - Earnings Per Share

         The following table sets forth the computation of the amounts used in calculating basic and diluted earnings per share:

                                                  Three Months Ended
                                                  ------------------
                                                  March 31,  March 31,
                                                    2002       2001
                                                   ------     ------
 Numerator:
      Income from continuing operations
        for calculating basic and diluted
        earnings per share                        $ 2,794    $ 2,126
      Income (loss) from discontinued
        operations for calculating basic
        and diluted earnings per share                  -          -
                                                   ------     ------
      Net income for calculating basic
        and diluted earnings per share            $ 2,794    $ 2,126
                                                   ======     ======
 Denominator:
      Weighted-average common
        shares for calculating basic
        earnings per share                          8,764      8,736
      Effect of dilutive securities:
        Stock options and warrants                    693        235
                                                   ------     ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                          9,457      8,971
                                                   ======     ======

      Other outstanding options and warrants were not dilutive for periods presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company") is the nation's third largest publicly traded pawnshop operator and currently owns pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer advances, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. The Company's pawn stores also offer short-term, secured advances ("short-term advances").

      The Company also currently owns check cashing and short-term advance stores in Texas, California, Washington, Oregon, Illinois, and Washington, D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and short-term advances. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 59 financial services kiosks located inside convenience stores. For the quarter ended March 31, 2002 the Company's revenues were derived 52% from retail activities, 47% from lending activities, and 1% from other sources, including check-cashing fees. The Company's primary business plan is to significantly expand its short-term advance operations by opening new stores in Texas and other states, by accelerating the growth of its pawn operations in Mexico and by expanding its short-term advance operations in its existing pawn stores.

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


 RESULTS OF OPERATIONS

 Three months ended March 31, 2002 compared to the three months ended March 31, 2001

      Total revenues increased 1% to $28,451,000 for the three months ended March 31, 2002 ("the First Quarter of 2002") as compared to revenues of $28,144,000 for the three months ended March 31, 2001 ("the First Quarter of 2001"). Of the $307,000 increase in total revenues, $259,000 was attributable to an increase in merchandise sales, $46,000 was attributable to increased service charges, $106,000 was attributable to increased check cashing fees, and the remaining decrease of $104,000, was attributable to other income. As a percentage of total revenues, merchandise sales remained at 52%, service charges remained at 45%, and check cashing fees and other income were 3% of total revenues during both the First Quarter of 2002 and the First Quarter of 2001. The gross profit margin as a percentage of merchandise sales increased to 40% during the First Quarter of 2002 compared to 35% during the First Quarter of 2001. The aggregate receivables balance (pawn loans plus short-term advances) decreased 4% from $19,773,000 as of March 31, 2001 to $19,020,000 as of March 31, 2002. Of the $753,000
 decrease, $903,000 relates to a decrease in pawn receivables, while short-term advance receivables increased $150,000 during the First Quarter of 2002 compared to the First Quarter of 2001.

      Operating expenses increased 8% to $12,035,000 during the First Quarter of 2002 compared to $11,127,000 during the First Quarter of 2001, primarily as a result of increased operating expenses related to additional stores that were open during the First Quarter of 2002 compared to the First Quarter of 2001. Administrative expenses decreased 13% to $2,480,000 during the First Quarter of 2002 compared to $2,836,000 during the First Quarter of 2001, primarily due to lower legal expense incurred in the First Quarter of 2002. Interest expense decreased 78% from $489,000 in the First Quarter of 2001 to $106,000 in the First Quarter of 2002, primarily due to the significantly lower level of debt and lower interest rates during the First Quarter of 2002 compared to the First Quarter of 2001.

      For the First Quarter of 2002 and the First Quarter of 2001, the Company's tax provisions of 36% and 36%, respectively, of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company currently maintains a $50,000,000 long-term line of credit with a group of commercial lenders (the "Credit Facility"). At March 31, 2002, $22,000,000 was outstanding under this Credit Facility and an additional  $28,000,000  was  available  to  the  Company  pursuant  to  the available borrowing base. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 1.9% at March 31, 2002) plus one percent, and matures on September 1, 2002. Amounts available under the Credit Facility are limited to 325% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the quarter ended March 31, 2002 and as of May 14, 2002. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily, unused portion of the Credit Facility commitment. The Company is prohibited from paying dividends to its stockholders.
 Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of March 31, 2002, the Company's primary sources of liquidity were $12,002,000 in cash and cash equivalents, $2,106,000 in service charges receivable, $19,020,000 in receivables, $10,812,000 in inventories and $28,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of March 31, 2002 of $12,227,000 and a total liabilities to equity ratio of 0.50 to 1.

      Net cash provided by operating activities for the Company during the First Quarter of 2002 was $6,126,000 as compared with $8,732,000 provided by operating activities during the First Quarter of 2001. Net cash provided by investing activities during the First Quarter of 2002 was $5,051,000 as compared with $1,918,000 provided by investing activities during the First Quarter of 2001. Net cash used for financing activities of $10,427,000 during the First Quarter of 2002 compares to net cash used for financing activities of $10,007,000 during the First Quarter of 2001.

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

      The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. During the remainder of fiscal 2002, the Company currently plans to open approximately 20 check cashing/short-term advance locations, primarily located in Texas, Washington DC and Virginia, as well as 15 pawnshops in Mexico. Secondarily, the Company plans to increase its short-term advance operations in its existing pawn stores. This expansion will be funded through the Company's Credit Facility. While the Company continually looks for, and is presented with potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis.


 FORWARD LOOKING INFORMATION

      Factors impacting 2002 will include the continued success of the Company's short-term cash advance product, known as payday loans, and the continued growth in pawn loan demand. Management will continue to pursue marketing and development activities to enhance loan balances and promote payday loans in 2002. The continued impact in 2002 of still higher loan balances, improved bad debt collection efforts, improved margins on retail sales, lower interest rates on outstanding debt, new store openings and the further maturation of those already in place should lead to continued growth in the Company's earnings per share. Overall, expectations for fiscal 2002's net income from continuing operations should be positively impacted by the new accounting pronouncement dealing with the Company's treatment of the amortization of goodwill and intangibles; however, the precise impact of the Company's adoption, on January 1, 2002, of this new accounting pronouncement has not been determined at this time. Other factors that will determine the level of earnings in 2002 include the direction of loan balances, bad debt collections, retail sales, margins on retail sales, interest rates on the Company's outstanding debt and the number of new store openings. These factors lead management to an estimated range for earnings per share from continuing operations for fiscal 2002 of between $1.04 and $1.11 per share.

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


 Dated:  May 14, 2002          FIRST CASH FINANCIAL SERVICES, INC.
                               (Registrant)


 /s/ Phillip E. Powell         /s/ Rick L. Wessel
 ---------------------         ------------------------
 Phillip E. Powell             Rick L. Wessel
 Chairman of the Board and     Chief Accounting Officer
 Chief Executive Officer