Form 10-Q
period 2002-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2002-08-13
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended         Commission File Number:
            June 30, 2002                     0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                           75-2237318
     (State of Incorporation)                 (IRS Employers
                                          Identification Number)
     690 East Lamar, Suite 400
         Arlington, Texas
   (Address of principal executive                  76011
             offices)                             (Zip Code)


                                (817)460-3947
             (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    x       No  ___

 As of August 12, 2002, there were 8,871,187 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

 Part I.  Financial Information
 Item 1.  Financial Statements

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,   December 31,
                                                     2002         2001
                                                   -------      -------
                                                 (unaudited)
                                            (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents...................     $ 12,177     $ 11,252
 Service charges receivable..................        2,636        2,817
 Receivables.................................       22,620       23,556
 Inventories.................................       11,301       12,681
 Prepaid expenses and other current assets...        1,600        1,226
 Income taxes receivable.....................          780          434
                                                   -------      -------
    Total current assets ....................       51,114       51,966
 Property and equipment, net.................       10,330       10,034
 Intangible assets, net......................       53,194       53,194
 Receivable from Cash & Go, Ltd..............        6,271        7,455
 Other.......................................          173          157
                                                   -------      -------
                                                  $121,082     $122,806
                                                   =======      =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt and
   notes payable.............................     $  1,606     $  1,385
 Accounts payable and accrued expenses.......       10,190       10,041
 Revolving credit facility...................            -       32,000
                                                   -------      -------
    Total current liabilities ...............       11,796       43,426
 Revolving credit facility...................       24,500            -
 Long-term debt and notes payable, net of
   current portion...........................          653        1,608
 Deferred income taxes.......................        4,389        3,669
                                                   -------      -------
                                                    41,338       48,703
                                                   -------      -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
    10,000,000 shares authorized; no shares
    issued or outstanding ...................            -            -
   Common stock; $.01 par value; 20,000,000
    shares authorized; 9,525,368 and
    9,417,868 shares issued, respectively;
    8,871,187 and 8,763,687 shares
    outstanding, respectively ...............           96           95
   Additional paid-in capital ...............       51,908       51,255
   Retained earnings ........................       35,872       30,819
   Common stock receivables from officers ...       (5,117)      (5,051)
   Common stock held in treasury, at cost,
     654,181 and 654,181 shares, respectively       (3,015)      (3,015)
                                                   -------      -------
                                                    79,744       74,103
                                                   -------      -------
                                                  $121,082     $122,806
                                                   =======      =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                             Three Months Ended       Six Months Ended
                                             -------------------     ------------------
                                            June 30,    June 30,    June 30,   June 30,
                                              2002        2001        2002       2001
                                             -------     -------     -------    -------
                                        (unaudited, in thousands, except per share amounts)
 Revenues:
      Merchandise sales...................  $ 12,578    $ 12,793    $ 27,333   $ 27,289
      Service charges.....................    13,368      12,678      26,113     25,377
      Check cashing fees..................       653         555       1,384      1,180
      Other...............................       268         373         488        697
                                             -------     -------     -------    -------
                                              26,867      26,399      55,318     54,543
 Cost of goods sold and expenses:
      Cost of goods sold..................     7,082       8,921      15,992     18,316
      Operating expenses..................    12,733      11,993      24,768     23,120
      Interest expense....................        88         339         194        828
      Depreciation........................       586         549       1,141      1,091
      Amortization .......................         -         382           -        764
      Administrative expenses.............     2,848       1,834       5,328      4,670
                                             -------     -------     -------    -------
                                              23,337      24,018      47,423     48,789
                                             -------     -------     -------    -------
 Income before income taxes...............     3,530       2,381       7,895      5,754
 Provision for income taxes...............     1,271         857       2,842      2,071
                                             -------     -------     -------    -------
 Income from continuing operations........     2,259       1,524       5,053      3,683
 Gain (loss) from discontinued operations,
   net of taxes ..........................         -          26           -         (7)
                                             -------     -------     -------    -------
 Net income...............................  $  2,259    $  1,550    $  5,053   $  3,676
                                             =======     =======     =======    =======
 Net income per share:
   Basic
     Income from continuing operations      $   0.26    $   0.18    $   0.57   $   0.42
     Gain (loss) from discontinued
       operations.........................         -           -          -           -
                                             -------     -------     -------    -------
     Net income ..........................  $   0.26    $   0.18    $   0.57   $   0.42
                                             =======     =======     =======    =======
   Diluted
     Income from continuing operations      $   0.23    $   0.17    $   0.53   $   0.40
     Gain (loss) from discontinued
       operations.........................         -           -           -          -
                                             -------     -------     -------    -------
     Net income ..........................  $   0.23    $   0.17    $   0.53   $   0.40
                                             =======     =======     =======    =======


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six-Month Period
                                                        Ended June 30,
                                                     --------------------
                                                       2002        2001
                                                     --------    --------
                                                  (unaudited, in thousands)

 Cash flows from operating activities:
   Net income from continuing operations .......... $   5,053   $   3,683
   Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation and amortization................     1,141       1,855
      Discontinued operations......................         -         286
   Changes in operating assets and liabilities:
    (Increase) decrease in service
      charges receivable ..........................       181         (16)
    Decrease in inventories .......................     1,380       5,122
    Increase in prepaid expenses and other assets..      (390)       (521)
      Increase in accounts payable and
        accrued expenses ..........................       149         909
    Increase (decrease) in income taxes payable           374         (14)
                                                     --------    --------
      Net cash flows from operating activities.....     7,888      11,304
                                                     --------    --------
 Cash flows from investing activities:
   Net decrease in receivables ....................       936          55
   Purchases of property and equipment ............    (1,437)       (669)
   (Increase) decrease in receivable from
     Cash & Go, Ltd ...............................     1,184      (2,252)
                                                     --------    --------
   Net cash flows from investing activities .......       683      (2,866)
                                                     --------    --------
 Cash flows from financing activities:
   Proceeds from debt .............................     2,500       8,700
   Repayments of debt .............................   (10,734)    (13,536)
   Common stock receivables from officers .........       (66)        (46)
   Proceeds from options exercised ................       654           -
   Purchase of treasury stock .....................         -        (500)
                                                     --------    --------
      Net cash flows from financing activities.....    (7,646)     (5,382)
                                                     --------    --------
 Increase in cash and cash equivalents.............       925       3,056
 Cash and cash equivalents at beginning
   of the period ..................................    11,252       6,611
                                                     --------    --------
 Cash and cash equivalents at end of the period.... $  12,177   $   9,667
                                                     ========    ========
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest ...................................... $     484   $   1,422
                                                     ========    ========
    Income taxes .................................. $   2,355   $   2,081
                                                     ========    ========

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2001 Annual Report on Form 10-K. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with a group of commercial lenders. Subsequent to June 30, 2002, the Company renewed and extended this long-term line of credit (the "New Credit Facility"). The New Credit Facility provides a $30,000,000 long-term line of credit that matures on September 1, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.8% at June 30, 2002) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the New Credit Facility will be limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the New Credit Facility, the Company will be required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants of the previous credit facility as of June 30, 2002 and of the New Credit Facility as of August 12, 2002.


 Note 3 - Costs in Excess of Net Assets Acquired

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the initial step of a transitional fair value impairment test and determined that no impairment of recorded goodwill existed at January 1, 2002 or June 30, 2002.

      Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of income for the period in which such loss is realized. Had the Company been accounting for its goodwill under SFAS No. 142 for the three months and six months ended June 30, 2001, the Company's net income would have been as follows:


                                          Three Months Ended  Six Months Ended
                                            ---------------   ---------------
                                           June 30, June 30, June 30, June 30,
                                             2002     2001     2002     2001
                                            ------   ------   ------   ------
 Reported net income                       $ 2,259  $ 1,550  $ 5,053  $ 3,676
 Add: amortization of costs in excess
    of net assets acquired, net of tax           -      245        -      489
                                            ------   ------   ------   ------
 Pro forma adjusted net income             $ 2,259  $ 1,795  $ 5,053  $ 4,165
                                            ======   ======   ======   ======


 Note 4 - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three Months Ended  Six Months Ended
                                            ---------------   ---------------
                                           June 30, June 30, June 30, June 30,
                                             2002     2001     2002     2001
                                            ------   ------   ------   ------
 Numerator:
      Income from continuing operations
        for calculating basic and diluted
        earnings per share                 $ 2,259   $1,524  $ 5,053  $ 3,683
      Gain (loss) from discontinued
        operations for calculating basic
        and diluted earnings per share           -       26        -       (7)
                                            ------   ------   ------   ------
      Net income for calculating basic
        and diluted earnings per share     $ 2,259  $ 1,550  $ 5,053  $ 3,676
                                            ======   ======   ======   ======
 Denominator:
      Weighted-average common shares
        for calculating basic earnings
         per share                           8,825    8,667    8,794    8,701
      Effect of dilutive securities:
        Stock options and warrants             917      617      805      426
                                            ------   ------   ------   ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                   9,742    9,284    9,599    9,127
                                            ======   ======   ======   ======

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

      For the quarter ended June 30, 2002 the Company's revenues were derived 47% from retail activities, 50% from lending activities, and 3% from other sources, including check-cashing fees. The Company's primary business plan is to significantly expand its short-term advance operations by opening new stores in Texas and other states, by accelerating the growth of its pawn operations in Mexico, and by expanding its short-term advance operations in its existing pawn stores.

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


 RESULTS OF OPERATIONS

 Three months ended June 30, 2002 compared to the three months ended June 30,
 2001

      Total revenues increased 1.8% to $26,867,000 for the three months ended June 30, 2002 ("the Second Quarter of 2002") as compared to revenues of $26,399,000 for the three months ended June 30, 2001 ("the Second Quarter of 2001"). Of the $468,000 increase in total revenues, $780,000 was attributable to increased retail merchandise sales, $690,000 was attributable to increased service charges, while other income and check cashing fees decreased $7,000 and jewelry scrap sales decreased $995,000.
 Excluding the impact of jewelry scrap sales, the Company's revenues increased 5.9% in the Second Quarter of 2002 compared to the same period of 2001. As a percentage of total revenues, merchandise sales decreased from 49% to 47%, service charges increased from 48% to 50%, check cashing fees and other income remained unchanged at 3% of total revenues during both the Second Quarter of 2001 and the Second Quarter of 2002.

      Gross profit as a percentage of merchandise sales increased to 44% during the Second Quarter of 2002 compared to 30% during the Second Quarter of 2001. Excluding jewelry scrap sales, the Company's margins increased from 41% during the Second Quarter of 2001 to 43% in the Second Quarter of 2002. This increase in retail margin is a result of the Company's ongoing initiatives to control expenses, including the strategic decision beginning in 2000 to lower loan-to-value ratios used to calculate pawn loan amounts. The reduction in the loan-to-value ratios has served to reduce the cost of inventory acquired through pawn forfeitures and has been implemented without a significant impact on the volume of pawn loans written.

      The aggregate receivables balance (pawn loans plus payday advances) increased 3% from $21,988,000 as of June 30, 2001 to $22,620,000 as of June 30, 2002. Of the $632,000 increase, $862,000 was attributable to the net addition of 28 stores acquired or opened subsequent to June 30, 2001. The remaining decrease of $230,000 was derived from the decrease in aggregate receivable balances at the 142 stores in operation at both June 30, 2001 and June 30, 2002.

      Operating expenses increased 6% to $12,733,000 during the Second Quarter of 2002 compared to $11,993,000 during the Second Quarter of 2001 primarily due to the net addition of 26 stores since April 1, 2001, which is an 18% increase in the total store count. Administrative expenses increased $1,014,000 to $2,848,000 during the Second Quarter of 2002 compared to $1,834,000 during the Second Quarter of 2001. This variance relates to increased store management commissions and bonus accruals during the Second Quarter 2002, which are reflective of the Company's increased profitability. Interest expense decreased 74% from $339,000 in the Second Quarter of 2001 to $88,000 in the Second Quarter of 2002, due to lower interest rates and an overall lower level of debt during the Second Quarter of 2002 compared to the Second Quarter of 2001.

      For the Second Quarter of 2002 and the Second Quarter of 2001, the Company's tax provision of 36% of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.

 Six months ended June 30, 2002 compared to six months ended June 30, 2001

      Total revenues increased 1.4% to $55,318,000 for the six months ended June 30, 2002 (the "Six-Month 2002 Period") as compared to $54,543,000 for the six months ended June 30, 2001 (the "Six-Month 2001 Period"). Of the $775,000 increase in total revenues, $1,842,000 was attributable to an increase in retail merchandise sales, $736,000 was attributable to increased service charges, while check cashing fees and other income decreased $5,000 and jewelry scrap sales decreased $1,798,000. Excluding the impact of jewelry scrap sales, the Company's revenues increased 5.0% in the first half of 2002 compared to the same period of 2001. As a percentage of total revenues, merchandise sales decreased from 50% to 49% during the Six-Month 2002 Period compared to the Six-Month 2001 Period, while service charges remained flat at 47%. Check cashing fees and other income increased from 3% to 4% of total revenues in the Six-Month 2002 Period compared to the Six-Month 2001 Period.

     Gross profit as a percentage of merchandise sales, the retail margin, increased from 33% in the Six-Month 2001 Period to 41% in the Six-Month 2002 Period. Excluding jewelry scrap sales, the Company's margins increased from 41% in 2001 to 43% in 2002. This increase in retail margin is a result of the Company's ongoing initiatives to control expenses, including the strategic decision beginning in 2000 to lower loan-to-value ratios used to calculate pawn loan amounts. The reduction in the loan-to-value ratios has served to reduce the cost of inventory acquired through pawn forfeitures and has been implemented without a significant impact on the volume of pawn loans written.

      The aggregate receivables balance (pawn loans plus payday advances) increased 3% from $21,988,000 as of June 30, 2001 to $22,620,000 as of June 30, 2002. Of the $632,000 increase, $862,000 was attributable to the net addition of 28 stores acquired or opened subsequent to June 30, 2001. The remaining decrease of $230,000 was derived from the decrease in aggregate receivable balances at the 142 stores in operation at both June 30, 2001 and June 30, 2002.

      Operating expenses increased 7% to $24,768,000 during the Six-Month 2002 Period compared to $23,120,000 during the Six-Month 2001 Period primarily due to the net addition of 22 stores since January 1, 2001, which is a 16% increase in the total store count. Administrative expenses increased $658,000 to $5,328,000 during the Six-Month 2002 Period compared to $4,670,000 during the Six-Month 2001 Period, primarily due to increased store management commissions and bonus accruals, which are reflective of the Company's increased profitability. Interest expense decreased to $194,000 in the Six-Month 2002 Period compared to $828,000 in the Six-Month 2001 Period, primarily due to significantly lower interest rates and lower overall level of debt.

      For both the Six-Month 2002 and 2001 Periods, the Company's tax provision of 36% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company maintains a long-term line of credit with a group of commercial lenders. Subsequent to June 30, 2002, the Company renewed and extended this long-term line of credit (the "New Credit Facility"). The New Credit Facility provides a $30,000,000 long-term line of credit that matures on September 1, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.8% at June 30, 2002) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the New Credit Facility will be limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the New Credit Facility, the Company will be required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the previous credit facility as of June 30, 2002 and of the New Credit Facility as of August 12, 2002. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the New Credit Facility commitment. The Company's New Credit Facility contains provisions which will allow the Company to repurchase stock and/or pay cash dividends, within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the New Credit Facility.

      As of June 30, 2002, the Company's primary sources of liquidity were $12,177,000 in cash and cash equivalents, $2,636,000 in service charges receivable, $22,620,000 in receivables, $11,301,000 in inventories and $5,500,000 of available and unused funds under the Company's New Credit Facility. The Company had working capital as of June 30, 2002 of $39,318,000 and a total-liabilities-to-equity ratio of 0.52 to 1.

      Net cash provided by operating activities for the Company during the Six-Month 2002 Period was $7,888,000 as compared with $11,304,000 provided by operating activities during the Six-Month 2001 Period, primarily due to the decrease in inventory levels during the Six-Month 2001 period. Net cash flows from investing activities during the Six-Month 2002 Period were $683,000 as compared with $2,866,000 used by investing activities during the Six-Month 2001 Period, primarily due to a decrease in the receivable from Cash & Go, Ltd during the Six-Month 2002 period compared to an increase in the comparable 2001 period. Net cash used for financing activities during the Six-Month 2002 Period was $7,646,000 as compared to $5,382,000 during the Six-Month 2001 Period.

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

      Management believes that the New Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 2002. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings, future acquisitions or additional capital. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company continues to add stores in accordance with its growth strategy and targeted locations in the U.S. and Mexico. During the second quarter, six new stores were opened, bringing the total of new stores added during the first six months to 14. During the remainder of fiscal 2002, the Company currently plans to open approximately 25 stores in markets previously identified for strategic expansion. Secondarily, the Company plans to increase its short-term advance operations in its existing pawn stores. This expansion will be funded through the Company's New Credit Facility. While the Company continually looks for, and is presented with potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis.


 FORWARD LOOKING INFORMATION

 Factors impacting 2002 will include the continued success of the Company's short-term cash advance product and the continued growth in pawn loan demand. Management will continue to pursue marketing and development activities to enhance loan balances and promote short-term loans in 2002. The continued impact in 2002 of still higher loan balances, improved bad debt collection efforts, improved margins on retail sales, lower interest rates on outstanding debt, new store openings and the further maturation of those already in place should lead to continued growth in the Company's earnings per share. Fiscal 2002's net income has been positively impacted by the new accounting pronouncement dealing with the Company's treatment of the amortization of goodwill and intangibles. Other factors that will determine the level of earnings in 2002 include the direction of loan balances, bad debt collections, retail sales, margins on retail sales, interest rates on the Company's outstanding debt and the number of new store openings. These factors lead management to an estimated range for earnings per share from continuing operations for fiscal 2002 of between $1.04 and $1.11 per share.

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


                         PART II.  OTHER INFORMATION

 ITEM 2.  Changes in securities

       During the six months ended June 30, 2002, the Company granted 616,000 stock purchase options and warrants with an exercise price of $8.00 per share to various employees and directors of the Company.

       During the six months ended June 30, 2002, the Company issued 107,500 shares of common stock relating to the exercise of outstanding stock warrants and options for an aggregate exercise price of $654,000 (including income tax benefit).

       The above referenced issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and no underwriters were utilized, or sales commissions paid in these transactions.


 ITEM 4.  Submission of matters to a vote of security holders

       On July 18, 2002, the Company held its annual meeting of stockholders and its stockholders voted for (or ratified) the following proxy proposals as a result of a majority of the Company's outstanding capital stock voting in favor of the proposals. The proposals ratified at the July 18, 2002 annual stockholders' meeting are as follows:

         1. The stockholders ratified the re-election of Phillip E. Powell as director.
         2. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2002.
         3. The stockholders approved an increase in the number of shares available for issuance in the Company's 1999 Stock Option Plan from 1,200,000 shares of common stock to 2,500,000 shares of common stock.


 ITEM 6.  Exhibits and reports on Form 8-K


 CERTIFICATION

 Each of the undersigned hereby certifies in his capacity as an officer of First Cash Financial Services, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such a report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  August 12, 2002       FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)


 /s/ Phillip E. Powell         /s/ Rick L. Wessel
 ---------------------         ------------------------
 Phillip E. Powell             Rick L. Wessel
 Chairman of the Board and     Chief Accounting Officer
 Chief Executive Officer