Form 10-Q
period 2002-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2002-11-14
CIK 840489

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended                Commission File Number:
         September 30, 2002                          0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                               75-2237318
     (State of Incorporation)                     (IRS Employers
                                              Identification Number)
    690 East Lamar, Suite 400
         Arlington, Texas
  (Address of principal executive                      76011
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

                            Yes    x       No  ___

 As of November 12, 2002, there were 8,871,187 shares of Company common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,  December 31,
                                                     2002         2001
                                                   -------      -------
                                                 (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents...................     $ 12,005     $ 11,252
 Service charges receivable..................        2,995        2,817
 Receivables.................................       25,646       23,556
 Inventories.................................       13,093       12,681
 Prepaid expenses and other current assets...        1,466        1,226
 Income taxes receivable.....................        1,304          434
                                                   -------      -------
    Total current assets ....................       56,509       51,966

 Property and equipment, net.................       10,597       10,034
 Intangible assets, net......................       53,194       53,194
 Receivable from Cash & Go, Ltd..............        7,271        7,455
 Other.......................................           62          157
                                                   -------      -------
                                                  $127,633     $122,806
                                                   =======      =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt and
   notes payable.............................     $  1,200     $  1,385
 Accounts payable and accrued expenses.......        9,767       10,041
 Revolving credit facility...................            -       32,000
                                                   -------      -------
    Total current liabilities ...............       10,967       43,426

 Revolving credit facility...................       29,000            -
 Long-term debt and notes payable, net of
   current portion...........................          627        1,608
 Deferred income taxes.......................        4,750        3,669
                                                   -------      -------
                                                    45,344       48,703
                                                   -------      -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized; no shares
     issued or outstanding ..................            -            -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 9,525,368 and
     9,417,868 shares issued, respectively;
     8,871,187 and 8,763,687 shares
     outstanding, respectively ..............           96           95
   Additional paid-in capital ...............       51,907       51,255
   Retained earnings ........................       38,450       30,819
   Common stock receivables from officers ...       (5,149)      (5,051)
   Common stock held in treasury, at cost,
     654,181 shares .........................       (3,015)      (3,015)
                                                   -------      -------
                                                    82,289       74,103
                                                   -------      -------
                                                  $127,633     $122,806
                                                   =======      =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Quarter Ended        Nine Months Ended
                                             -------------------     ------------------
                                            Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                                              2002        2001        2002       2001
                                             -------     -------     -------    -------
                                        (unaudited, in thousands, except per share amounts)
 Revenues:
      Merchandise sales...................  $ 13,282    $ 11,817    $ 40,615   $ 39,106
      Service charges.....................    15,552      13,470      41,665     38,847
      Check cashing fees..................       642         529       2,026      1,709
      Other...............................       279         278         767        975
                                             -------     -------     -------    -------
                                              29,755      26,094      85,073     80,637
                                             -------     -------     -------    -------
 Cost of goods sold and expenses:
      Cost of goods sold..................     7,628       7,437      23,620     25,753
      Operating expenses..................    14,161      12,342      38,929     35,462
      Interest expense....................        77         326         271      1,154
      Depreciation........................       718         550       1,859      1,641
      Amortization........................         -         382           -      1,146
      Administrative expenses.............     3,143       2,214       8,471      6,884
                                             -------     -------     -------    -------
                                              25,727      23,251      73,150     72,040
                                             -------     -------     -------    -------
 Income before income taxes...............     4,028       2,843      11,923      8,597
 Provision for income taxes...............     1,450       1,024       4,292      3,095
                                             -------     -------     -------    -------
 Income from continuing operations........     2,578       1,819       7,631      5,502
 Gain from discontinued operations,
   net of taxes...........................         -          54           -         47
                                             -------     -------     -------    -------
 Net income...............................  $  2,578    $  1,873    $  7,631   $  5,549
                                             =======     =======     =======    =======
 Net income per share:
   Basic
     Income from continuing operations....  $   0.29    $   0.22    $   0.87   $   0.64
     Gain from discontinued operations....         -           -           -          -
                                             -------     -------     -------    -------
     Net income ..........................  $   0.29    $   0.22    $   0.87   $   0.64
                                             =======     =======     =======    =======
   Diluted
     Income from continuing operations....  $   0.27    $   0.20    $   0.80   $   0.60
     Gain from discontinued operations....         -           -           -          -
                                             -------     -------     -------    -------
     Net income ..........................  $   0.27    $   0.20    $   0.80   $   0.60
                                             =======     =======     =======    =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.


                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine-Month Period
                                                     Ended September 30,
                                                     --------------------
                                                       2002        2001
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
   Net income from continuing operations .......... $   7,631   $   5,502
   Adjustments to reconcile net income to net cash
     flows from operating activities:
      Depreciation and amortization................     1,859       2,787
      Discontinued operations......................         -         442
   Changes in operating assets and liabilities:
    Increase in service charges receivable ........      (178)       (124)
    (Increase) decrease in inventories ............      (412)      4,477
    Increase in prepaid expenses and other assets..      (145)       (787)
    Increase (decrease) in accounts payable and
      accrued expenses ............................      (274)      2,326
    Increase in income taxes payable ..............       211         248
                                                     --------    --------
      Net cash flows from operating activities ....     8,692      14,871
                                                     --------    --------
 Cash flows from investing activities:
   Net increase in receivables ....................    (2,090)       (945)
   Purchases of property and equipment ............    (2,422)     (1,252)
   (Increase) decrease in receivable from
     Cash & Go, Ltd ...............................       184      (2,702)
                                                     --------    --------
   Net cash flows from investing activities .......    (4,328)     (4,899)
                                                     --------    --------
 Cash flows from financing activities:
   Proceeds from debt .............................     7,000      10,200
   Repayments of debt .............................   (11,166)    (16,957)
   Common stock receivables from officers .........       (98)        820
   Proceeds from options exercised ................       653           -
   Purchase of treasury stock .....................         -        (500)
                                                     --------    --------
      Net cash flows from financing activities ....    (3,611)     (6,437)
                                                     --------    --------
 Increase in cash and cash equivalents.............       753       3,535
 Cash and cash equivalents at beginning
   of the period ..................................    11,252       6,611
                                                     --------    --------
 Cash and cash equivalents at end of the period      $ 12,005   $  10,146
                                                     ========    ========
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest ...................................... $     717   $   1,966
                                                     ========    ========
    Income taxes .................................. $   4,034   $   2,873
                                                     ========    ========

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2001 Annual Report on Form 10-K. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit, which was renewed and extended on August 9, 2002, with a group of commercial lenders (the "Credit Facility"). The Credit Facility provides a $30,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.8% at September 30, 2002) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. The Company currently has $1,000,000 of available and unused funds under the line of credit. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements as of September 30, 2002 and as of November 12, 2002.


 Note 3 - Costs in Excess of Net Assets Acquired

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the initial step of a transitional fair value impairment test during the quarter ending June 30, 2002 and determined that no impairment of recorded goodwill existed at January 1, 2002.

      Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of income for the period in which such loss is realized. Had the Company been accounting for its goodwill under SFAS No. 142 for the three months and nine months ended September 30, 2001, the Company's net income would have been as follows:

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                         Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                            2002      2001      2002      2001
                                           ------    ------    ------    ------
 Reported net income                      $ 2,578   $ 1,873   $ 7,631   $ 5,549
 Add: amortization of costs in excess
      of net assets acquired, net of tax        -       245         -       733
                                           ------    ------    ------    ------
 Adjusted net income                      $ 2,578   $ 2,118   $ 7,631   $ 6,282
                                           ======    ======    ======    ======


 Note 4 - Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                         Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                            2002      2001      2002      2001
                                           ------    ------    ------    ------
 Numerator:
      Income from continuing operations
        for calculating basic and diluted
        earnings per share                $ 2,578   $ 1,819   $ 7,631   $ 5,502
      Gain from discontinued
        operations for calculating basic
        and diluted earnings per share          -        54         -        47
                                           ------    ------    ------    ------
      Net income for calculating basic
        and diluted earnings per share    $ 2,578   $ 1,873   $ 7,631   $ 5,549
                                           ======    ======    ======    ======
 Denominator:
      Weighted-average common shares
        for calculating basic earnings
        per share                           8,871     8,667     8,820     8,690
      Effect of dilutive securities:
        Stock options and warrants            699       744       769       532
                                           ------    ------    ------    ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                  9,570     9,411     9,589     9,222
                                           ======    ======    ======    ======


    For the nine months ended September 30, 2002 and 2001, options of 437,500 and 978,925, respectively, have been excluded from the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company") is the nation's third largest publicly traded pawnshop operator and currently owns pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer advances ("pawn loans"), advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. The Company's pawn stores also offer short-term, secured advances ("short-term advances").

      The Company also owns and operates check cashing and short-term advance stores in Texas, California, Washington, Oregon, Illinois, South Carolina and Washington, D.C. These stores provide a broad range of consumer financial services, including check cashing, money order sales, wire transfers, bill payment services and short-term advances. The actual range and mix of products in each store varies by geographic market. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 59 check cashing and short-term advance kiosks located inside convenience stores.

      For the quarter ended September 30, 2002 the Company's revenues were derived 45% from retail activities, 52% from lending activities, and 3% from other sources, including check-cashing fees. The Company's business plan is to significantly expand its short-term advance operations by opening new domestic check cashing and short-term advance stores, expanding short-term advance operations in its existing domestic pawn stores and opening new pawn stores in selected geographic markets, primarily in Mexico.

      Although the Company has had significant increases in revenues due primarily to new store openings, and secondarily to increased same-store revenues, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and net bad debts for both check cashing and short term advances. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.


 RESULTS OF OPERATIONS


 Three months ended September 30, 2002 compared to the three months ended September 30, 2001

      Total revenues increased 14% or $3,661,000 to $29,755,000 for the three months ended September 30, 2002 ("the Third Quarter of 2002") as compared to revenues of $26,094,000 for the three months ended September 30, 2001 ("the Third Quarter of 2001"). Of the $3,661,000 increase in total revenues, $1,422,000 was attributable to increased retail merchandise sales, $2,082,000 was attributable to increased service charges, while other income and check cashing fees increased $114,000 and jewelry scrap sales increased $43,000. Merchandise sales, service charges and check cashing fees and other income remained unchanged at 45%, 52% and 3%, respectively, as a percentage of total revenues during both the Third Quarter of 2001 and the Third Quarter of 2002. Same store revenues, net of jewelry scrap sales, increased 9% for the Third Quarter of 2002 compared to the Third Quarter of 2001.

      Gross profit as a percentage of merchandise sales, the retail margin, increased to 43% during the Third Quarter of 2002 compared to 37% during the Third Quarter of 2001. Excluding jewelry scrap sales, the Company's retail margins increased from 42% in during the Third Quarter of 2001 to 45% in the Third Quarter of 2002. This increase in retail margin is a result of the Company's ongoing initiatives to control expenses, including the strategic decision beginning in 2000 to lower loan-to-value ratios used to calculate pawn loan amounts. The reduction in the loan-to-value ratios has served to reduce the cost of inventory acquired through pawn forfeitures and has been implemented without a significant impact on the volume of pawn loans written.

      The aggregate receivables balance (pawn loans plus short-term advances) increased 12% from $22,988,000 as of September 30, 2001 to $25,646,000 as of September 30, 2002. Of the $2,658,000 increase, $1,934,000 was attributable to the net addition of 33 stores acquired or opened subsequent to September 30, 2001. The remaining increase of $724,000 was derived from higher aggregate receivable balances at the 145 stores in operation at both September 30, 2001 and September 30, 2002.

      Operating expenses increased 15% to $14,161,000 during the Third Quarter of 2002 compared to $12,342,000 during the Third Quarter of 2001 primarily due to the net addition of 36 stores since July 1, 2001, which is an 25% increase in the total store count, and to bad debt expense related to the increased volume of short-term advances. Administrative expenses increased $929,000 to $3,143,000 during the Third Quarter of 2002 compared to $2,214,000 during the Third Quarter of 2001. This variance relates to increased administrative staffing, store management commissions and bonus accruals during the Third Quarter 2002, which are reflective of the Company's growth and increased profitability. Net interest expense decreased 76% from $326,000 in the Third Quarter of 2001 to $77,000 in the Third Quarter of 2002, due to lower interest rates and an overall lower level of debt during the Third Quarter of 2002 compared to the Third Quarter of 2001. Interest income, a component of net interest expense, decreased from $247,000 for the Third Quarter of 2001 to $161,000 for the Third Quarter of 2002 due primarily to lower interest rates.

      For the Third Quarter of 2002 and the Third Quarter of 2001, the Company's tax provision of 36% of income before income taxes differed from the statutory federal rate of 34% primarily due to state income taxes, net of the federal tax benefit.


 Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

      Total revenues increased 6% to $85,073,000 for the nine months ended September 30, 2002 (the "Nine-Month 2002 Period") as compared to $80,637,000 for the nine months ended September 30, 2001 (the "Nine-Month 2001 Period"). Of the $4,436,000 increase in total revenues, $3,264,000 was attributable to an increase in retail merchandise sales, $2,818,000 was attributable to increased service charges, while check cashing fees and other income increased $109,000 and jewelry scrap sales decreased $1,755,000. Excluding the impact of jewelry scrap sales, the Company's revenues increased 8% in the first nine months of 2002 compared to the same period of 2001. As a percentage of total revenues, merchandise sales decreased from 49% to 48% during the Nine-Month 2002 Period compared to the Nine-Month 2001 Period, while service charges increased from 48% to 49% during the Nine-Month 2002 Period compared to the Nine-Month 2001 Period, while check cashing fees and other income remained flat at 3% of total revenues in the Nine-Month 2002 Period and the Nine-Month 2001 Period. Same store revenues, net of jewelry scrap sales, increased 4% for the Nine-Month 2002 Period compared to the Nine-Month 2001 Period.

     Gross profit as a percentage of merchandise sales, the retail margin, increased from 34% in the Nine-Month 2001 Period to 42% in the Nine-Month 2002 Period. Excluding jewelry scrap sales, the Company's retail margins increased from 41% in 2001 to 44% in 2002. This increase in retail margin is a result of the Company's ongoing initiatives to control expenses, including the strategic decision beginning in 2000 to lower loan-to-value ratios used to calculate pawn loan amounts. The reduction in the loan-to-value ratios has served to reduce the cost of inventory acquired through pawn forfeitures and has been implemented without a significant impact on the volume of pawn loans written.

      The aggregate receivables balance (pawn loans plus short-term advances) increased 12% from $22,988,000 as of September 30, 2001 to $25,646,000 as of September 30, 2002. Of the $2,658,000 increase, $1,934,000 was attributable to the net addition of 33 stores acquired or opened subsequent to September 30, 2001. The remaining increase of $724,000 was derived from higher aggregate receivable balances at the 145 stores in operation at both September 30, 2001 and September 30, 2002.

      Operating expenses increased 10% to $38,929,000 during the Nine-Month 2002 Period compared to $35,462,000 during the Nine-Month 2001 Period primarily due to the net addition of 32 stores since January 1, 2001, which is a 22% increase in the total store count, and to bad debt expense related to the increased volume of short-term advances. Administrative expenses increased $1,587,000 to $8,471,000 during the Nine-Month 2002 Period compared to $6,884,000 during the Nine-Month 2001 Period, primarily due to increased administrative staffing, store management commissions and bonus accruals, which are reflective of the Company's growth and increased profitability. Interest expense decreased to $271,000 in the Nine-Month 2002 Period compared to $1,154,000 in the Nine-Month 2001 Period, primarily due to significantly lower interest rates and an overall lower level of debt during the Nine-Month 2002 Period compared to the Nine-Month 2001 Period. Interest income, a component of net interest expense, decreased from $726,00 for the Nine-Month 2001 Period to $427,000 for the Nine-Month 2002 Period due primarily to lower interest rates.

      For both the Nine-Month 2002 and 2001 Periods, the Company's tax provision of 36% of income before income taxes differed from the statutory rate of 34% primarily due to state income taxes, net of the federal tax benefit.


 LIQUIDITY & CAPITAL RESOURCES

      The Company's operations and acquisitions have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company maintains a long-term line of credit with a group of commercial lenders (the "Credit Facility"). The Credit Facility provides a $30,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.8% at September 30, 2002) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2002 and November 12, 2002. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends, within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of September 30, 2002, the Company's primary sources of liquidity were $12,005,000 in cash and cash equivalents, $2,995,000 in service charges receivable, $25,646,000 in receivables, $13,093,000 in inventories and $1,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of September 30, 2002 of $45,542,000 and a total-liabilities-to-equity ratio of 0.55 to 1.

      Net cash provided by operating activities for the Company during the Nine-Month 2002 Period was $8,692,000 as compared with $14,871,000 provided by operating activities during the Nine-Month 2001 Period, primarily due to the decrease in inventory levels during the Nine-Month 2001 period. Net cash flows used in investing activities during the Nine-Month 2002 Period were $4,328,000 as compared with $4,899,000 used by investing activities during the Nine-Month 2001 Period, primarily due to a decrease in the receivable from Cash & Go, Ltd. during the Nine-Month 2002 period compared to an increase in the comparable 2001 period. Net cash used for financing activities during the Nine-Month 2002 Period was $3,611,000 as compared to $6,437,000 during the Nine-Month 2001 Period, primarily due to a decrease in the revolving credit facility during both the Nine-Month 2002 Period and the Nine-Month 2001 Period.

      The profitability  and liquidity  of the  Company  is affected  by  the amount of pawn loans outstanding, which is controlled in part by the Company's lending decisions. The Company is able to influence the frequency of pawn redemption by increasing or decreasing the amount pawned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller pawns in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate pawn balance and, consequently, decrease pawn service charges. Additionally, small advances in relation to the pledged property's estimated resale value tend to increase pawn redemptions and improve the Company's liquidity. Conversely, providing larger pawns in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average pawn balances can result in an increase in pawn forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawns by paying all accrued interest on such pawns, effectively creating a new pawn transaction.

      The profitability and liquidity of the Company is also affected by the amount of short-term advances outstanding and related net potential losses. The Company considers short-term advances to be in default if the customer fails to repay the advance on the due date and the customer's check provided in repayment of the advance is returned for any reason by the customer's bank. The Company records a valuation allowance on short-term advances, based on recent and anticipated net default rates. Net defaults and changes in the valuation allowance are charged to bad debt expense.

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. The Company continues to add stores in accordance with its growth strategy and targeted locations in the U.S. and Mexico. During the Third Quarter of 2002, a total of ten new stores were opened, bringing the total of new stores added during the Nine-Month 2002 Period to 24. This compares to a total of six stores that were opened during the Nine-Month 2001 Period. For the remainder of fiscal 2002, the Company currently plans to open approximately 15 stores in markets previously identified for strategic expansion. Secondarily, the Company plans to increase its short-term advance operations in its existing pawn stores. This expansion will be funded through the Company's credit facility.

      Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations through September 30, 2003. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings, future acquisitions or additional capital. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      While the Company continually looks for, and is presented with potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis.


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Statements

      This release may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this release include, without limitation, the earnings per share discussion above, the expectation of increased loan growth, the expectation for additional store openings, and the expectation of growth in the Company's short-term advance products. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

 Regulatory Changes

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


 Other

      Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, changes in competition from various sources including both financial services entities and retail businesses, the ability to integrate new stores, changes in governmental regulations, unforeseen litigation, changes in capital markets, changes in interest rates or tax rates, the ability to maintain a loan servicing relationship with an out-of-state bank necessary to generate service charges from short-term advances in the Texas market, future business decisions, other risks indicated in the Company's 2001 Annual Report to Stockholders and other uncertainties.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk relating to the Company's operations result primarily from changes in interest rates and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2001.


 ITEM 4.   CONTROLS AND PROCEDURES

    (a) Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of
         1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

    (b) During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                         PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

      In May 2000, three plaintiffs filed a complaint against Famous Pawn, Inc., a wholly owned subsidiary of the Company, in the United States
 District Court for the District of Maryland (Northern Division). The allegations consists of five counts: (1) violation of the federal Truth in Lending Act; (2) violation of the federal Racketeer Influenced and Corrupt Organizations Act; (3) violation of the Maryland Interest and Usury Statute;(4) violation of the Maryland Consumer Loan Law; and (5) violation of the Maryland Consumer Protection Act. The plaintiffs have requested the following relief: actual and punitive damages, attorneys' fees, expenses, costs, injunctive relief and treble damages, if available. In April 2001, the court certified a TILA class in this matter. Later that month, Famous Pawn, Inc. filed a motion to modify the class definition to exclude from the class those customers who signed arbitration agreements. In August 2001, the court denied that motion. Famous Pawn, Inc. next filed a motion to reconsider the motion to modify the class definition, and filed a separate motion to stay the proceedings and compel arbitration. In September 2002, Famous Pawn, Inc.'s motion for reconsideration, motion for an interlocutory appeal to stay the proceeding and motion for summary judgment were denied, in the same order Famous Pawn Inc.'s motion to decertify the conditional class was granted and the plaintiffs' motion for entry of a scheduling order was denied. Famous Pawn, Inc. filed a motion to clarify the order, which was denied November 2002, and also filed an appeal of the motion for reconsideration and motion for summary judgment which is still pending. Since discovery has not yet commenced, nor the scope of the case been determined, management can provide no assurance as to the outcome of such litigation.

      See the Company's 2001 Annual Report to Stockholders filed on Form 10-K regarding other legal proceedings.


 ITEM 2.  CHANGES IN SECURITIES

      None


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 18, 2002, the Company held the annual meeting of its stockholders. Of the 8,871,187 issued and outstanding common shares entitled to vote at the meeting, 8,475,547 of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following three proposals:


   1. The stockholders ratified the re-election of Phillip E. Powell as director.

          FOR       %     WITHOLD     %
       ---------  ----   ---------  ----
       7,701,607  90.9     773,940   9.1


   2. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2002.

          FOR       %     AGAINST     %    ABSTAIN   %     NON-VOTE     %
       ---------  ----   ---------  ----   ------   ---    ---------  ----
       4,725,215  55.8     153,234   1.8   13,050   0.2    3,584,048  42.3


    3. The stockholders approved an increase in the number of shares available for issuance in the Company's 1999 Stock Option Plan from 1,200,000 shares of common stock to 2,500,000 shares of common stock.

          FOR       %     AGAINST     %    ABSTAIN   %     NON-VOTE     %
       ---------  ----   ---------  ----   ------   ---    ---------  ----
       3,530,603  41.7   1,297,546  15.3   63,350   0.7    3,584,048  42.3



 ITEM 5.  OTHER INFORMATION

      On October 4, 2002, the Company accepted the resignation of Blake R. Miraglia, President - Check Cashing Operations. Other employees of the Company have assumed Mr. Miraglia's duties.



 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (1) Exhibits:

          99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

          99.2 Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350


      (2) Reports on Form 8-K:

          None

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  November 12, 2002     FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)


 /s/Phillip E. Powell          /s/Rick L. Wessel
 ---------------------         ------------------------
 Phillip E. Powell             Rick L. Wessel
 Chairman of the Board and     Chief Accounting Officer
 Chief Executive Officer

                                CERTIFICATION

         I, Phillip E. Powell, Chairman of the Board and Chief Executive Officer of First Cash Financial Services, Inc. (the "registrant"), certify that:

    1. I have reviewed this quarterly report on Form 10-Q of the registrant;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 12, 2002


 /s/ Phillip E.  Powell
 --------------------------------------
 Phillip E. Powell
 Chairman of the Board and Chief Executive Officer



                                CERTIFICATION

         I, Rick L. Wessel, President and Chief Accounting Officer of First Cash Financial Services, Inc. (the "registrant"), certify that:

    1. I have reviewed this quarterly report on Form 10-Q of the registrant;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 12, 2002


 /s/ Rick L. Wessel
 --------------------------------------
 Rick L. Wessel
 President and Chief Accounting Officer

                              INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                     DESCRIPTION
   -------                    -----------
    99.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350

    99.2   Certification of Chief Accounting Officer Pursuant to 18 U.S.C.
           Section 1350