Form 10-K
period 2002-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2003-03-27
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

 (Mark One)
   [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the year ended December 31, 2002, or

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

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on June 28, 2002, the last trading date of registrant's most recently completed second fiscal quarter is $58,546,268.

      As of March 24, 2003, there were 8,887,187 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on July 10, 2003 is incorporated by reference in
 Part III, Items 10, 11, 12 and 13.

                     FIRST CASH FINANCIAL SERVICES, INC.
                                  FORM 10-K

                     For the Year Ended December 31, 2002

                              TABLE OF CONTENTS
                              -----------------
 PART I

 Item 1     Business.............................................     1
 Item 2     Properties...........................................    10
 Item 3.    Legal Proceedings ...................................    10
 Item 4.    Submission of Matters to a Vote of Security Holders..    10


 PART II

 Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters................................    11
 Item 6.    Selected Financial Data .............................    12
 Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations................    13
 Item 7.a   Quantitative and Qualitative Disclosure About
              Market Risk........................................    20
 Item 8.    Financial Statements and Supplementary Data .........    21
 Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................    21


 PART III

 Item 10.   Directors and Executive Officers of the Registrant...    21
 Item 11.   Executive Compensation ..............................    21
 Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.........    21
 Item 13.   Certain Relationships and Related Transactions ......    22

 PART IV

 Item 14.   Controls and Procedures .............................    22
 Item 15.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K........................................    23


 SIGNATURES......................................................    24

                                    PART I
                                    ------

 Forward Looking Information

      This annual report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this annual report include, without limitation, the earnings per share discussion, the expectation of increased pawn growth, the expectation for additional store openings, and the expectation of growth in the Company's short-term advance products. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, the ability to integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, changes in gold prices, future business decisions and other uncertainties.


 Item 1.  Business
 -----------------

 General

      First Cash Financial Services, Inc. (the "Company") is the nation's third largest publicly traded pawnshop operator and currently owns 137 pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer advances, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. The Company's pawn stores also offer short-term, unsecured advances ("short-term advances").

      The Company also currently owns 62 check cashing and short-term advance stores in Texas, California, Washington, Oregon, Illinois, South Carolina and Washington, D.C. These stores provide a broad range of consumer financial services, including check cashing, short-term advances, money order sales, wire transfers and bill payment services. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 44 financial services kiosks located inside convenience stores. For the year ended December 31, 2002, the Company's revenues were derived 48% from retail activities, 49% from lending activities, and 3% from other sources, primarily check-cashing fees. The Company's primary business plan is to significantly expand its pawn store operations by opening new stores, in markets such as Mexico, and to significantly expand its short-term advance operations by opening new stores, primarily in Texas.

      Management believes the pawnshop industry is highly fragmented with approximately 15,000 stores in the United States. The three publicly traded pawnshop companies currently operate approximately 870, or less than 6%, of the pawnshops in the United States. Management believes significant economies of scale, increased operating efficiencies, and revenue growth are achievable by increasing the number of stores under operation and introducing modern merchandising techniques, point-of-sale systems, improved inventory management and store remodeling. In addition, management believes that revenues and operating income of its existing pawn stores can be enhanced by continuing to add consumer financial services, such as short-term advances, which will attract new customers to its pawn stores, and provide a broader array of services to its existing customer base. During the years ended December 31, 2002, 2001 and 2000, the Company added 25, 4 and 2 pawn stores to its network, respectively.

      The Company made its initial entry into the check cashing and short-term advance business in 1998, with the purchase of 11 stores in California and Washington. Management estimates there are approximately 15,000 such short-term advance locations throughout the United States. The check cashing and short-term advance industry is experiencing rapid growth. During the years ended December 31, 2002, 2001 and 2000, the Company added 13, 14 and 2 check cashing and short-term advance stores to its network, respectively.

      The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly owned subsidiaries, American Loan & Jewelry, Inc., WR Financial, Inc., Famous Pawn, Inc., JB Pawn, Inc., Cash & Go, Inc., One Iron Ventures, Inc., Capital Pawnbrokers, Inc., Silver Hill Pawn, Inc., Elegant Floors, Inc., First Cash, S.A. de C.V., American Loan Employee Services, S.A. de C.V., First Cash, Ltd., First Cash Corp, First Cash Management, LLC, and First Cash, Inc. The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

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

      The check cashing and short-term advance industry is a relatively new industry, and management estimates that there are approximately 15,000 short-term advance locations throughout the United States. Some states have enacted formal check cashing laws which regulate the amount of fees that operators may charge for cashing checks, and in some cases states have regulated the amount of service charges that may be charged on small consumer advances, commonly referred to as "short-term advances".

 Business Strategy

      The Company's primary business plan is to significantly expand its operations by opening new check cashing and short-term advance stores, primarily in Texas, and selectively opening new stores in other states, as well as by opening new pawn stores in selected markets such as Mexico.

 New Store Openings

      The Company has opened 47 new pawn stores and 38 new check cashing/short-term advance stores since its inception and currently intends to open both additional pawn stores and check cashing/short-term advance stores in locations where management believes appropriate demand and other favorable conditions exist. Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be ready for business within six to eight weeks. The investment required to open a new pawn store includes inventory, funds available for pawns, leasehold improvements, store fixtures, security systems, computer equipment, and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $200,000 and $300,000 is required to fund a new pawn store for the first six months of operation. Because existing pawn stores already have an established customer base, pawn portfolio, and retail-sales business, acquisitions generally contribute more quickly to revenues than do start-up stores. The Company estimates that between $200,000 and $300,000 is required to fund a new check cashing/short-term advance store for the first six months of operation, which includes investments for leasehold improvements, security and computer equipment, short-term advance portfolio, funding store operating cash, and start-up losses.

 Acquisitions

      Because of the highly fragmented nature of both the pawn industry and the check cashing/short-term advance industry, as well as the availability of "mom & pop" sole proprietors willing to sell their stores, the Company believes that certain acquisition opportunities exist from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of check cashing/short-term advance stores include the annual volume of transactions, location and condition of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's short-term advance product.

 Store Clusters

      Whether acquiring an existing store or opening a new store, the Company seeks to establish clusters of several stores in a specific geographic area in order to achieve certain economies of scale relative to supervision, purchasing and marketing. In Texas, such clusters have been established in the Dallas/Fort Worth metroplex, the greater Houston metropolitan area, the Rio Grande Valley area, the Corpus Christi area, the El Paso area and the central Texas corridor (Austin, San Antonio and surrounding cities). Store clusters have also been established in the St. Louis, Missouri area, the Oklahoma City, Oklahoma area, in Washington D.C. and its surrounding Maryland suburbs, in Baltimore, Maryland, in northern California, in the Chicago, Illinois area, in South Carolina, in the Pacific Northwest, and in northern Mexico, near the Texas border. The Company currently plans to continue its expansion in existing markets in Texas, Washington D.C. and Mexico, and to enter new markets in other states with favorable demographics and regulatory environments.

 Enhance Productivity of Existing and Acquired Stores

      The primary factors affecting the profitability of the Company's existing store base are the volume of retail sales, the gross profit on retail sales, the level of pawn loans outstanding, the level of short-term advances outstanding, the volume of check cashing and other consumer financial services, and the control of store expenses, including bad debt expenses related to short-term advances. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores from traditional pawn and check cashing/short-term advance stores and to make customers feel more comfortable. In addition to well-lit parking facilities, typically the stores' exteriors display an attractive and distinctive awning similar  to those  used by  contemporary convenience  and video rental stores. The Company also has upgraded or refurbished the interior of certain of its stores and improved merchandise presentation by categorizing items into departments, improving the lighting and installing better in-store signage.

 Operating Controls

      The Company has an organizational structure that it believes is capable of supporting a larger, multi-country and multi-state store base. Moreover, the Company has installed an employee-training program for both store and corporate-level personnel that stresses productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully integrated functionality to support point of sale retail operations, inventory management and loan processing. Each store is connected on a real time basis to a secured off-site data center located in the Dallas/Fort Worth Metroplex that houses the centralized database and operating system. The system provides management the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance with financial and operational controls. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near-term.

 Pawn Lending Activities

      The Company's pawn stores advance money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of jewelry, electronic equipment, tools, sporting goods and musical equipment. The pledged goods provide the only security to the Company for the repayment of the pawn, as pawns cannot be made which result in personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service charges on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 300% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service charges of 144% to 240% on an annualized basis, while pawns in Virginia earn 120% to 144% annually. In Washington, D.C., a flat $2 charge per month applies to all pawns of up to $40, and a 48% to 60% annualized service charge applies to pawns of greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. As of December 31, 2002, the Company's average pawn per pawn ticket was approximately $65. Service charge revenues for pawns during the fiscal years ended December 31, 2002, 2001 and 2000 were $21,723,000, $19,715,000 and $20,585,000, respectively, and accounted for approximately 37%, 37% and, 44%, respectively, of the Company's total service charge revenues. Receivables from pawn loans at December 31, 2002 and 2001 were $16,624,000 and $13,849,000, respectively.

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

      The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value includes such sources as catalogs, blue books, and newspapers. The Company also utilizes its integrated computer information system to recall recent selling prices of similar merchandise in its own stores. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. For the fiscal years ended December 31, 2002, 2001 and 2000, the Company's annualized yields on average pawn balances were 143%, 141% and 127%, respectively. Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, Oklahoma and Maryland, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is earlier paid or renewed. In Washington, D.C and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Maryland and Virginia, and 30 days in Washington, D.C and 15 days in Mexico, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The Company does not record pawn losses or charge-offs if the pawn loan is not repaid, as the principal amount pawned becomes the carrying cost of the forfeited collateral inventory.

      The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount pawned.

 Short-term Advance Activities

      The Company's check cashing/short-term advance stores and certain pawn stores make unsecured, short-term advances for a term of thirty days or less. Fees for short-term advances may be regulated by state law and are generally 13.9% to 40% of the amount advanced per transaction. Service charge revenues for short-term advances during the fiscal years ended December 31, 2002, 2001 and 2000 were $36,473,000, $33,313,000 and
 $26,012,000, respectively, and accounted for approximately 63%, 63% and 56%, respectively, of the Company's total service charge revenues.

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

      Receivables from short-term advances, net of bad debt valuation allowances, at December 31, 2002 and 2001 were $10,690,000 and $9,707,000, respectively. The bad debt valuation allowances were $422,000 and $404,000 at December 31, 2002 and 2001, respectively. The net bad debt expenses associated with short-term advances during the fiscal years ended December 31, 2002, 2001 and 2000 were $8,669,000, $8,684,000 and $6,346,000, respectively, which represented 24%, 26% and 24%, respectively, of service charge revenues from short-term advances.

 Retail Activities

      The Company acquires merchandise inventory primarily through forfeited pawns and purchases of used goods from the general public. Sales of inventory during the years ended December 31, 2002, 2001 and 2000 accounted for approximately 48%, 49% and 51%, respectively, of the Company's total revenues for these periods. For the years ended December 31, 2002, 2001 and 2000 the Company realized gross profit margins on merchandise sales of 42%, 36% and 35%, respectively.

      By operating multiple stores, the Company is able to transfer inventory between stores to best meet consumer demand. The Company has established the necessary internal financial controls to implement such inter-store transfers.

      Merchandise acquired by the Company through defaulted pawns is carried in inventory at the amount of the related pawn, exclusive of any accrued service charges. Management believes that this practice lessens the likelihood that the Company will incur significant, unexpected inventory devaluations.

      The Company does not provide financing to purchasers of its merchandise nor does it provide the prospective buyer warranties on the merchandise purchased. Nevertheless, the Company may, at its discretion, refund purchases if merchandise is returned because it was damaged or not in good working order when purchased. The Company permits its customers to purchase inventory on a "layaway" plan. Should the customer fail to make a required payment, the item is returned to inventory and previous payments are forfeited to the Company.

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

      As of March 24, 2003, the Company operated pawn stores in the following markets:

                                                     Number of
                                                     Locations
                                                     ---------
           District of Columbia....................       2
           Maryland................................      22
           Missouri................................       3
           Oklahoma................................       4
           South Carolina..........................       8
           Texas ..................................      61
           Virginia................................       2
           Mexico..................................      35
                                                     ---------
                Total..............................     137
                                                     =========

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

 Check Cashing/Short-term Advance Operations

      The Company's check cashing/short-term advance locations are typically part of a retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with a lighted sign, and distinctive, conservative window signage. The interiors typically feature an ample lobby, separated from employee work areas by floor-to-ceiling teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

      Computer operating systems in the Company's check cashing/short-term advance stores allow a store manager or clerk to recall rapidly customer check cashing histories, short-term advance histories, and other vital information. The Company attempts to attract customers primarily through television advertisements and yellow page advertisements.

      As of March 24, 2003, the Company operated check cashing/short-term advance stores in the following markets:

                                                     Number of
                                                     Locations
                                                     ---------
           California.............................       15
           District of Columbia...................        7
           Illinois...............................       10
           Oregon.................................        3
           Texas..................................       24
           Washington.............................        3
                                                     ---------
             Total ...............................       62
                                                     =========

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

      In its retail operations, the Company's competitors include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores and other pawnshops. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many retailers have significantly greater financial resources than the Company.

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

      In Texas, which does not have favorable short-term lending laws, the Company has entered into an agreement with County Bank of Rehoboth Beach, Delaware, a federally insured state of Delaware chartered financial institution, to act as a loan servicer within the state of Texas for County Bank. As compensation for the Company acting as County Bank's loan servicer, the Company is entitled to purchase a participation in the loans made by County Bank. The Company's ability to continue to maintain its current relationship with County Bank and to continue to service County Bank loans within the state of Texas is subject to County Bank's ability to continue to export its loan product to the state of Texas. There can be no assurance that County Bank will be able to continue to export its loan product to the state of Texas and the bank's failure to do so could have a materially adverse impact on the Company's operations and financial condition.

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

 Other

      With respect to firearms sales, the Company must comply with the regulations promulgated by the Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms, which requires firearms dealers to maintain a permanent written record of all firearms received or disposed of. The Company does not currently sell handguns to the public.

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

      The U.S. Office of Comptroller of the Currency has recently initiated enforcement actions to restrict the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state short-term advance loans. The Company does not currently maintain nor intend in the future to establish loan-servicing relationships with nationally chartered banks. The Federal Deposit Insurance Corporation, ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with loan servicers, has recently proposed draft examiner guidelines under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the draft FDIC examiner guidelines. The effect of the draft guidelines on the Company's ability to offer short-term advances in Texas under its current loan servicing arrangement with County Bank is unknown at this time. The Company is not aware of any other federal regulatory initiatives.

      Legislation and regulatory action at the state level that affects consumer lending has recently become effective in a few states and may be taken in other states. The Company intends to continue, with others in the short-term advance industry, to oppose legislative or regulatory action that would prohibit or restrict short-term advances. But if legislative or regulatory action with that effect were taken on the federal level or in states such as Texas, in which the Company has a significant number of stores, that action could have a material adverse effect on the Company's short-term advance-related activities and revenues. There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended, which would materially, adversely impact the Company's operations and financial condition.

 Employees

      The Company had approximately 1,257 employees as of March 24, 2003, including approximately 90 persons employed in executive, administrative and accounting functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

 Insurance

      The Company maintains fire, casualty, theft and public liability insurance for each of its pawn stores and check cashing/short-term advance locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, California, Virginia, Washington, Oregon, South Carolina, Illinois, Washington, D.C., Oklahoma, as well as excess employer's indemnification insurance in Texas and equivalent coverage in Mexico. The Company is a non-subscriber under the Texas Workers' Compensation Act.


 Item 2.  Properties
 -------------------

      The Company currently owns the real estate and buildings for three of its pawn stores and leases 213 pawn stores and check cashing/short-term advance locations. Leased facilities are generally leased for a term of two to eight years with one or more options to renew. The Company's existing leases expire on dates ranging between 2003 and 2016. All current leases provide for specified periodic rental payments ranging from approximately $800 to $9,100 per month. Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and check cashing locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores and check cashing/short-term advance locations are suitable for such purpose. The Company considers its equipment, furniture and fixtures to be in good condition.

      The Company currently leases approximately 14,000 square feet in Arlington, Texas for its executive offices. The lease, which expires March 31, 2004, currently provides for monthly rental payments of approximately $24,000.


 Item 3.  Legal Proceedings
 --------------------------

      In May 2000, three plaintiffs filed a complaint against Famous Pawn, Inc., a wholly owned subsidiary of the Company, in the United States District Court for the District of Maryland (Northern Division). The allegations consists of five counts: (1) violation of the federal Truth in Lending Act; (2) violation of the federal Racketeer Influenced and Corrupt Organizations Act; (3) violation of the Maryland Interest and Usury Statute;
 (4) violation of the Maryland Consumer Loan Law; and (5) violation of the Maryland Consumer Protection Act. In February 2003, the Company and plaintiffs reached a tentative settlement of the complaint, subject to final approval by the District Court. Under the terms of the proposed settlement as filed with the District Court, the plaintiffs agreed to dismiss all allegations and monetary claims made against the Company. The Company, in order to expedite the conclusion of this matter and avoid the expenses associated with a trial, has agreed to pay the plaintiffs approximately $1,100,000, including the plaintiffs' legal fees, and forgive all the outstanding debt of such customers in the amount of approximately $800,000. The Company had previously reserved and expensed in prior years an amount equal to this settlement, and accordingly, the proposed settlement will have no impact on the Company's operating results. If approved, the proposed settlement is expected to be completed and funded later in 2003.

      Additionally, the Company is from time to time a defendant (actual or threatened) in certain other lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2002.

                                   PART II
                                   -------


 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 -----------------------------------------------------------------------------

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "FCFS". The following table sets forth the quarterly high and low closing sales prices per share for the Common Stock, as reported by the Nasdaq National Market.

                                                          Common Stock
                                                           Price Range
                                                      ---------------------
                                                       High           Low
                                                      -------       -------
      Year Ended December 31, 2001:
           Quarter Ended March 31, 2001..........     $  5.06      $   2.19
           Quarter Ended June 30, 2001...........        7.46          4.94
           Quarter Ended September 30, 2001......        9.05          6.43
           Quarter Ended December 31, 2001.......        8.22          6.16

      Year Ended December 31, 2002:
           Quarter Ended March 31, 2002..........     $  8.30      $   7.10
           Quarter Ended June 30, 2002...........       10.60          8.00
           Quarter Ended September 30, 2002......        9.57          6.99
           Quarter Ended December 31, 2002.......       11.00          7.85

      On March 24, 2003, the closing sales price for the Common Stock as reported by the Nasdaq National Market was $9.37 per share. On March 24, 2003, there were approximately 69 stockholders of record of the Common Stock.

      No cash dividends have been paid by the Company on its Common Stock, and the Company does not currently intend to pay cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position and limitations imposed by its revolving line of credit with its syndicate of commercial lenders (the "Credit Facility"). The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters.


 Item 6.  Selected Financial Data
  --------------------------------


      The information below should be  read in conjunction with  Management's
 Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8.

                                                                               Five Months    Year
                                                                                  Ended       Ended
                                             Year Ended December 31,           December 31,  July 31,
                                   -------------------------------------------- --------------------
                                     2002       2001       2000        1999       1998       1998
                                   --------   --------   --------    --------   --------   --------
                                 (in thousands, except per share amounts and certain operating data)
 Income Statement Data:
  Revenues:
    Merchandise sales             $  56,916   $ 53,893  $  53,177   $  50,071  $  19,154  $  37,282
    Service charges                  58,196     53,028     46,597      40,630     12,434     20,332
    Check cashing fees                2,659      2,264      2,216       2,184        754        255
    Other                             1,022      1,242      1,737       1,158        282        346
                                   --------   --------   --------    --------   --------   --------
                                    118,793    110,427    103,727      94,043     32,624     58,215
                                   --------   --------   --------    --------   --------   --------
  Cost of goods sold and expenses:
    Cost of goods sold               32,890     34,619     34,366      35,157     12,750     25,101
    Operating expenses               54,090     48,661     44,836      37,199     11,567     19,317
    Interest expense                    294      1,395      2,859       2,602      1,122      2,031
    Depreciation                      2,548      2,283      2,612       1,527        472        922
    Amortization                          -      1,530      1,694       1,475        553        779
    Administrative expenses          11,580      9,420      8,217       6,739      2,195      4,124
                                   --------   --------   --------    --------   --------   --------
                                    101,402     97,908     94,584      84,699     28,659     52,274
                                   --------   --------   --------    --------   --------   --------
  Income before income taxes         17,391     12,519      9,143       9,344      3,965      5,941
  Provision for income taxes          6,451      4,507      3,476       3,097      1,526      2,219
                                   --------   --------   --------    --------   --------   --------
  Income from continuing operations  10,940      8,012      5,667       6,247      2,439      3,722
                                   --------   --------   --------    --------   --------   --------
  Discontinued operations
    Income (loss) from discontinued
      operations, net of taxes            -         33       (765)        231        130         76
    Loss on sale of subsidiary,
      net of tax                          -       (175)         -           -          -          -
                                   --------   --------   --------    --------   --------   --------
  Income (loss) from discontinued
    operations                            -       (142)      (765)        231        130         76
                                   --------   --------   --------    --------   --------   --------
  Cumulative effect of change
    in accounting principle               -          -     (2,287)          -          -          -
                                   --------   --------   --------    --------   --------   --------
  Net income                      $  10,940  $   7,870  $   2,615   $   6,478  $   2,569  $   3,798
                                   ========   ========   ========    ========   ========   ========
 Net income per share:
  Basic
    Income from continuing
      operations                  $    1.24  $    0.92  $    0.64   $    0.72  $    0.31  $    0.73
    Income (loss) from
      discontinued operations             -      (0.02)     (0.08)       0.03       0.01       0.01
    Cumulative effect of change
      in accounting principle             -          -      (0.26)          -          -          -
                                   --------   --------   --------    --------   --------   --------
    Net income                    $    1.24  $    0.90  $    0.30   $    0.75  $    0.32  $    0.74
                                   ========   ========   ========    ========   ========   ========
  Diluted
    Income from continuing
      operations                  $    1.14  $    0.87  $    0.63   $    0.67  $    0.28  $    0.58
    Income (loss) from
      discontinued operations             -      (0.02)     (0.08)       0.03       0.01       0.01
    Cumulative effect of change
      in accounting principle             -          -      (0.26)          -          -          -
                                   --------   --------   --------    --------   --------   --------
    Net income                    $    1.14  $    0.85  $    0.29   $    0.70  $    0.29  $    0.59
                                   ========   ========   ========    ========   ========   ========

 Unaudited pro forma amounts
   assuming retroactive
   application of change in
   accounting principle:
    Revenues from continuing
      operations                  $ 118,793  $ 110,427  $ 103,727   $  89,320  $  30,897  $  54,832
    Net income from continuing
      operations                     10,940      8,012      5,667       5,619      2,137      3,142
    Basic earnings per share
      from continuing operations       1.24       0.92       0.64        0.65       0.27       0.62
    Diluted earning per share
      from continuing operations       1.14       0.87       0.63        0.60       0.25       0.50

 Operating Data:
  Locations in operation:
    Beginning of the period             158        148        147         133         97         57
    Acquisitions                          -          7          2           4         34         38
    Opened                               38         11          2          10          2          2
    Consolidated/closed                  (6)        (8)        (3)          -          -          -
                                   --------   --------   --------    --------   --------   --------
    End of the period                   190        158        148         147        133         97
                                   ========   ========   ========    ========   ========   ========

  Receivables                     $  27,314  $  23,556  $  22,043   $  23,568  $  20,392  $  17,054
  Average receivables balance
    per store                     $     144  $     149  $     149   $     160  $     153  $     176
  Average inventory per
    pawn store                    $     104  $     113  $     148   $     183  $     164  $     154
  Annualized inventory turnover         2.7x       2.3x       1.8x        1.8x       2.0x       2.2x
  Gross profit percentage on
    merchandise sales                  42.2%      35.8%      35.4%       29.8%      33.4%      32.7%

 Balance Sheet Data:
  Working capital                 $  47,187  $   8,540  $  41,835   $  54,333  $  39,421  $  31,987
  Total assets                      130,999    122,806    119,118     128,847    113,325     91,128
  Long-term liabilities              33,525      5,277     44,833      55,560     42,699     34,533
  Total liabilities                  44,479     48,703     53,464      62,324     52,617     39,611
  Stockholders' equity               86,520     74,103     65,654      66,523     60,708     51,517


 Item 7.   Management's Discussion and Analysis of Financial Condition and
 -------------------------------------------------------------------------
 Results of Operations
 ---------------------

 General

      The Company's pawn store revenues are derived primarily from service charges on pawns, service charges from short-term, unsecured advances ("short-term advances") and the sale of unredeemed goods, or "merchandise sales." Pawn advances are made for a 30-day term with an automatic extension of 60 days in South Carolina and Missouri, 30 days in Texas and Oklahoma, and 15 days in Maryland, Virginia and Mexico. Pawn advances made in Washington, D.C. are made for a 120-day term with no automatic extension. All pawn advances are collateralized by tangible personal property placed in the custody of the Company. The annualized service charge rates on pawns are set by state laws and range between 12% and 240% in Texas and 39% and 300% in Oklahoma, depending on the size of the pawn. Service charge rates are 144% to 240% on an annualized basis in Maryland, with a $6 monthly minimum charge. In Washington, D.C., pawns up to $40 bear a flat $2 charge per month, while pawns over $40 bear a 48% to 60% annualized rate. Missouri pawns bear service and storage charges ranging from 180% to 240% per year, and in Virginia rates range from 120% to 144% annually. Annualized rates in South Carolina range from 100% to 300%. Service charge rates in Mexico are 240% annually. The Company accrues pawn service charge revenue on a constant yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

      Effective January 1, 2000, the Company changed its method of income recognition on pawns. The Company now accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. For pawns not repaid, the cost of the forfeited collateral (inventory) is the cash amount originally pawned. Prior to 2000, the Company recognized service charge income on a constant-yield basis over the initial pawn period for all pawns written. Service charges applicable to the extension periods or additional pawn periods were not recognized as income until the pawn was repaid or renewed. If the pawn was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount pawned plus accrued service charges) or market. The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure the results of operations. The cumulative effect of the accounting method change on all periods since inception through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction of net income for the year ended December 31, 2000.

      The Company's check cashing and short-term advance revenues are derived primarily from check cashing fees, fees on short-term advances, and fees from the sale of money orders and wire transfers. Short-term advances carry a 13.9% to 40% service charge, which vary by state and life of the advance. The Company recognizes service charge income on short-term advances on a constant-yield basis over the life of the advance, which is generally 30 days or less. The net defaults on short-term advances and changes in the bad debt valuation reserve are charged to bad debt expense.

      Although the Company has had significant increases in revenues due primarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and bad debt and collection expenses for both check cashing and short-term advances. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.


                                      Year Ended December 31,
                                     ------------------------
                                     2002      2001      2000
                                     ----      ----      ----
 Income statement items as a
   percent of total revenues:
   Revenues:
     Merchandise sales ..........    47.9%     48.8%     51.3%
     Service charges ............    49.0      48.0      44.9
     Check cashing fees .........     2.1       2.1       2.1
     Other ......................     1.0       1.1       1.7
   Expenses:
     Operating expenses .........    45.5      44.1      43.2
     Interest expense ...........     0.2       1.2       2.8
     Depreciation ...............     2.1       2.0       2.5
     Amortization ...............       -       1.4       1.6
     Administrative expenses ....     9.7       8.5       7.9
   Gross profit as a percent of
     merchandise sales...........    42.2      35.8      35.4


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

      Principles of consolidation - The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. In August 1999, the Company entered into a joint venture to form Cash & Go, Ltd., a company that owns financial services kiosks inside convenience stores. The Company presently has a 50% ownership interest in the partnership, which is accounted for by the equity method of accounting as neither partner has control. The Company records its 50% share of the partnership's earnings or losses in its consolidated financial statements. The Company funds substantially all of the working capital requirements of the joint venture in the form of a loan to the joint venture. This loan is callable at any time by the Company and bears interest at the prime rate plus 5%.

      Receivables and income recognition - Receivables on the balance sheet consist of pawn and short-term advances. Pawns are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. Short-term advances are made for thirty days or less. The Company recognizes the service charges associated with short-term advances on a constant-yield basis over the term of the short-term advance.

      Bad Debts - An allowance is provided for losses on active short-term advances and service charges receivable, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charges receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charges receivable as of the default date, leaving only active advances in the reported balance. Net defaults and changes in the short-term advance allowance are charged to bad debt expense, which is included in operating expenses.

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

      Long-lived assets - Long-lived assets (i.e., property, plant and equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. During the fourth quarter of 2000 the Company recorded a non-cash pretax charge in the amount of $765,000 to write-off fixed assets and goodwill relating to approximately nine stores. Management does not believe any assets have been additionally impaired at December 31, 2002.


 Results of Operations

 Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

      Total revenues increased 8% to $118,793,000 for the fiscal year ended December 31, 2002 ("Fiscal 2002") as compared to $110,427,000 for the fiscal year ended December 31, 2001 ("Fiscal 2001"). The change resulted from an increase in revenues of $7,266,000 generated by the 56 pawn and check cashing/short-term advance stores which were opened or acquired during Fiscal 2001 and Fiscal 2002, an increase of $4,576,000 at the 134 stores which were in operation during all of Fiscal 2001 and Fiscal 2002, net of a decrease in revenues of $3,476,000 from the 14 stores closed or consolidated during Fiscal 2001 and Fiscal 2002. Of the $8,366,000 increase in total revenues, 36%, or $3,023,000, was attributable to increased merchandise sales, 62%, or $5,168,000 was attributable to a net increase in service charges on pawn and short-term advances, 5% or $395,000 was attributable to increased check cashing fees, and the remaining decrease of $220,000, or 3%, was attributable to a decrease in other income. Service charges from short-term advances increased from $33,314,000 in Fiscal 2001 to $36,473,000 in Fiscal 2002, while service charges from pawns increased from $19,714,000 in Fiscal 2001 to $21,723,000 in Fiscal 2002. Of the $5,168,000 net increase in service charges, an increase of $3,159,000 was attributable to short-term advance service charges, while $2,009,000 was attributable to an increase in pawn service charges. As a percentage of total revenues, merchandise sales decreased from 49% to 48% during Fiscal 2002 as compared to Fiscal 2001, service charges increased from 48% to 49%, check-cashing fees and other income remained unchanged at 3% during Fiscal 2002 and Fiscal 2001.

      The aggregate receivables balance increased 16% from $23,556,000 at December 31, 2001 to $27,314,000 at December 31, 2002. Of the $3,758,000
 increase, an increase of $1,798,000 was attributable to growth at the 38 pawn and check cashing/short-term advance stores opened or acquired since December 31, 2001, and an increase of $1,960,000 was attributable to the 152 pawn stores and check cashing/short-term advance stores, which were in operation as of December 31, 2002 and 2001. The aggregate receivables balance at December 31, 2002 was comprised of $16,624,000 of pawn loan receivables and $10,690,000 of short-term advance receivables, compared to $13,849,000 of pawn loan receivables and $9,707,000 of short-term advance receivables at December 31, 2001. The annualized yield on the average pawn loan receivables balance was 143% during Fiscal 2002 compared to 141% during Fiscal 2001. The annualized yield, net of bad debt expense, on the average short-term advance receivables balance was 273% during Fiscal 2002 compared to 280% during Fiscal 2001.

      Gross profit as a percentage of merchandise sales increased from 36% during Fiscal 2001 to 42% during Fiscal 2002. Sales of scrap jewelry had a negative effect on gross profit margins during Fiscal 2001 and Fiscal 2002. Factoring out the negative impact of scrap jewelry sales, margins would have been 41% and 44% during Fiscal 2001 and Fiscal 2002, respectively.

      Operating expenses increased 11% to $54,090,000 during Fiscal 2002 compared to $48,661,000 during Fiscal 2001, primarily as a result of the net addition of 32 pawn stores and check cashing/short-term advance stores in Fiscal 2002, which is a 20% increase in store count. The Company's net bad debt expense relating to short-term advances decreased from $8,684,000 in Fiscal 2001 to $8,669,000 in Fiscal 2002 as a result of increased focus on collection efforts. Administrative expenses increased 23% to $11,580,000 during Fiscal 2002 compared to $9,420,000 during Fiscal 2001 due primarily to additional employee costs necessary to support the growth in store counts. Net interest expense decreased to $294,000 in Fiscal 2002 compared to $1,395,000 in Fiscal 2001 as a result of lower average outstanding debt balances and lower average interest rates during Fiscal 2002, which were offset by decreased interest income, which was $664,000 in Fiscal 2002 compared to $928,000 in Fiscal 2001. Amortization expense was not recorded in Fiscal 2002 due to the January 1, 2002 implementation of a new accounting pronouncement, SFAS 142, which eliminated the amortization of goodwill. Amortization expense in Fiscal 2001 was $1,530,000.

      For Fiscal 2002 and 2001, the Company's effective federal income tax rates of 37% and 36%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state income taxes, utilization of tax net operating loss carry-forwards from acquisitions, and amortization of non-deductible intangible assets.

 Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

      Total revenues increased 6% to $110,427,000 for Fiscal 2001 as compared to $103,727,000 for Fiscal 2000. The change resulted from an increase in revenues of $2,402,000 generated by the 22 pawn and check cashing/short-term advance stores which were opened or acquired during Fiscal 2000 and Fiscal 2001, an increase of $5,480,000 at the 136 stores which were in operation during all of Fiscal 2000 and Fiscal 2001, net of a decrease in revenues of $1,182,000 from the 11 stores closed or consolidated during Fiscal 2000 and 2001. Of the $6,700,000 increase in total revenues, 11%, or $716,000, was attributable to increased merchandise sales, 96%, or $6,431,000 was attributable to a net increase in service charges on pawn and short-term advances, $48,000 was attributable to increased check cashing fees, and the remaining decrease of $495,000, or 7%, was attributable to a decrease in other income. Service charges from short-term advances increased from $26,012,000 in Fiscal 2000 to $33,314,000 in fiscal 2001, while service charges from pawns decreased from $20,585,000 in Fiscal 2000 to $19,714,000 in Fiscal 2001. Of the $6,431,000 net increase in service charges, an increase of $7,302,000 was attributable to short-term advances service charges, while $871,000 was attributable to a decrease in pawn service charges. As a percentage of total revenues, merchandise sales decreased from 51% to 49% during Fiscal 2001 as compared to Fiscal 2000, service charges increased from 45% to 48%, check cashing fees and other income decreased from 4% to 3% during Fiscal 2001 as compared to Fiscal 2000.

      The aggregate receivables balance increased 7% from $22,043,000 at December 31, 2000 to $23,556,000 at December 31, 2001. Of the $1,513,000
 increase, an increase of $957,000 was attributable to growth at the 18 pawn and check cashing/short-term advance stores opened or acquired since December 31, 2000, and an increase of $556,000 was attributable to the 140 pawn stores and check cashing/short-term advance stores, which were in operation as of December 31, 2001 and 2000. The aggregate receivables balance at December 31, 2001 was comprised of $13,849,000 of pawn loan receivables and $9,707,000 of short-term advance receivables, compared to $14,142,000 of pawn loan receivables and $7,901,000 of short-term advance receivables at December 31, 2000. The annualized yield on the average pawn loan receivables balance was 141% during Fiscal 2001 compared to 127% during Fiscal 2000. The annualized yield, net of bad debt expense, on the average short-term advance receivables balance was 280% during Fiscal 2001 and 2000.

      Gross profit as a percentage of merchandise sales increased from 35% during Fiscal 2000 to 36% during Fiscal 2001. Sales of scrap jewelry had a negative effect on gross profit margins during Fiscal 2000 and Fiscal 2001. Factoring out the negative impact of scrap jewelry sales, margins would have been 38% and 41% during Fiscal 2000 and Fiscal 2001, respectively.

      Operating expenses increased 9% to $48,661,000 during Fiscal 2001 compared to $44,836,000 during Fiscal 2000, primarily as a result of the addition of 18 pawn stores and check cashing/short-term advance stores in Fiscal 2001, and increases in net bad debt expense in 2001 due to increases in the volume of short-term advances in the pawnshops. Of the $3,825,000 increase in operating expenses, an increase of $2,338,000 was attributable to increased net bad debt on short-term advances. The Company's net bad debt expense relating to short-term advances increased from $6,346,000 in Fiscal 2000 to $8,684,000 in Fiscal 2001. During the fourth quarter of 2001 the Company sold its check cashing software business unit. The revenues, expenses, and costs have been segregated in the accompanying operating results and reported as a "Loss From Discontinued Operations", which resulted in $0.02 per share charge in the fourth quarter of 2001. The Company made the strategic decision to exit the third party check cashing software business to utilize its staff and resources in its core lending business, which should further enhance future profitability. The software and staff continue to support and enhance other aspects of the Company's operations. Administrative expenses increased 15% to $9,420,000 during Fiscal 2001 compared to $8,217,000 during Fiscal 2000 due primarily to the addition of personnel support growth in store counts. Interest expense decreased to $1,395,000 in Fiscal 2001 compared to $2,859,000 in Fiscal 2000 as a result of lower average outstanding debt balances, lower average interest rates during Fiscal 2001 and increased interest income, which was $928,000 in Fiscal 2001 compared to $874,000 in Fiscal 2000.

      For Fiscal 2001 and 2000, the Company's effective federal income tax rates of 36% and 38%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state income taxes, utilization of tax net operating loss carry-forwards from acquisitions, and amortization of non-deductible intangible assets.

 Liquidity and Capital Resources

      The Company's operations and growth have been financed with funds generated from operations and bank borrowings.

      The Company maintains a long-term line of credit with a group of commercial lenders (the "Credit Facility"). The Credit Facility provides a $30,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.4% at December 31, 2002) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's current leverage ratio, the margin is 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2002 and March 24, 2003. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of December 31, 2002, the Company's primary sources of liquidity were $12,735,000 in cash and cash equivalents, $3,174,000 in service charges receivable, $27,314,000 in receivables, $13,648,000 in inventories and $2,000,000 of available and unused funds under the Company's Credit
 Facility. The Company had working capital as of December 31, 2002 of $47,187,000 and liabilities to equity ratio of 0.5 to 1.

      The Company utilized positive cash flows from operations in 2002 to fund investing and financing activities primarily related to new stores and to reduce debt. Net cash provided by operating activities of the Company during the year ended December 31, 2002 was $13,797,000, consisting primarily of income from continuing operations before non-cash depreciation of $10,940,000, less an increase in accrued service charges receivable and inventory of $357,000 and $967,000, respectively, in addition to a decrease in prepaid expenses and an increase in deferred taxes of $41,000 and $1,579,000, respectively. Net cash used for investing activities during the year ended December 31, 2002 was $8,300,000, which was primarily comprised of cash used in increasing receivables of $3,758,000, cash paid for fixed asset additions of $4,264,000, and net funding of the Cash & Go, Ltd. joint venture of $278,000. The opening of 38 new stores in 2002 contributed significantly to the increase in receivables and the volume of fixed asset additions. Net cash used by financing activities was $4,014,000 during the year ended December 31, 2002, which primarily consisted of a net decrease in the Company's debt of $5,491,000 net of a decrease in notes receivable from officers of $823,000 and proceeds, including tax benefit, from exercises of stock options and warrants of $654,000.

      The Company funds substantially all of the working capital needs of Cash & Go, Ltd. The Company's net receivable from the partnership was $7,351,000 at December 31, 2002.

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

      The amount of short-term advances outstanding and related potential bad debt expense also affect the profitability and liquidity of the Company. An allowance for losses is provided on active short-term advances and service charges receivable, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charges receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charges receivable as of the default date, leaving only active receivables in the reported balances. Net defaults and changes in the short-term advance allowance are charged to bad debt expense, which is included in operating expenses.

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 2003. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. During fiscal 2003, the Company currently plans to open between 40 and 50 new stores, comprised of both check cashing/short-term advance locations, primarily located in Texas, and pawnshops, primarily in Mexico. The majority of this expansion will be funded through the Company's existing Credit Facility. Management believes that the Company has the ability to obtain an increase to the Credit Facility if necessary to complete funding of the expansion plans. While the Company continually looks for, and is presented with potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open a new store in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between January 1, 2003 and March 24, 2003, the Company opened 3 new check cashing/short-term advance locations and 5 pawnshops.

 Contractual Commitments. A schedule of contractual commitments at December 31, 2002 is as follows:

                                          Operating     Long-term
                  Fiscal                   Leases        Debt
                  ------                   ------        ------
                  2003 ................   $ 7,695       $   901
                  2004 ................     6,555           602
                  2005 ................     5,381        28,000
                  2006 ................     4,241             -
                  2007 ................     3,076             -
                  Thereafter ..........     5,262             -
                                           ------        ------
                                          $32,210       $29,503
                                           ======        ======

 Related Parties

      In June 1998, in conjunction with the purchase of 11 check cashing stores, the Company entered into lease agreements relating to one store location and certain office space located in California. These properties were partially owned through September 2000 by Mr. Blake Miraglia, an employee of the Company at that time. Total lease payments made pursuant to these leases were $130,000 during the fiscal year ended December 31, 2000, which approximated market rates. In addition, the Company has an outstanding, unsecured note payable due July 5, 2003, bearing interest at 7%, to Mr. Miraglia, which amounted to $320,000 and $800,000 as of December 31, 2002 and 2001, respectively, including accrued interest. Mr. Miraglia terminated his employment with the Company in October 2002.

      As of December 31, 2002 and 2001, the Company had notes receivable outstanding from certain of its officers totaling $4,228,000 and $5,051,000, respectively. These notes are secured by a total of 554,000 shares of common stock of the Company owned by these individuals, term life insurance policies, and bear interest at three percent. These notes are due upon the sale of the underlying shares of common stock. During the fiscal years ended December 31, 2002 and 2001, the outstanding notes receivable from officers had repayments of $823,000 and $775,000, respectively.

 Inflation

      The Company does not believe that inflation has had a material effect on the amount of pawns and short-term advances made or unredeemed goods sold by the Company or its results of operation.

 Seasonality

      The Company's retail business is seasonal in nature with its highest volume of sales of unredeemed goods occurring during the first and fourth calendar quarters of each year. The Company's lending and short-term advance activities are also seasonal, with the highest volume of lending activity occurring during the third and fourth calendar quarters of each year.

 Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective as of January 1, 2002. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the transitional fair value impairment test and determined that no impairment of recorded goodwill existed at January 1, 2002. The Company has also determined that no impairment existed at December 31, 2002.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143,
 Accounting for Asset Retirement Obligations, and released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in October 2001. SFAS No. 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS No. 144 supercedes earlier guidance with respect to such accounting and is effective for years beginning after December 15, 2001. The adoption of SFAS No. 143 will not have a material effect on the Company's financial statements. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See notes 2 and 12 of the Company's Notes to Consolidated Financial Statements for the required disclosures about the effects of stock-based compensation on reported net income.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No.
 51. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is evaluating the applicability of FIN 46 to its existing investment in Cash & Go, Ltd., a Texas limited partnership. A description of Cash & Go, Ltd.'s activities, financial results and the Company's exposures to potential loss from involvement in the partnership are provided in Note 2.


 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
 --------------------------------------------------------------------

      Market risks relating to the Company's operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

 Interest Rate Risk

      The Company is exposed to market risk in the form of interest rate risk. At December 31, 2002, the Company had $28 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus an applicable margin based on a defined leverage ratio for the Company. See "Note 8 - Revolving Credit Facility". Based on the average outstanding indebtedness during the year ended December 31, 2002, a 10% increase in interest rates would have increased the Company's interest expense by approximately $2,692,000 for the year ended December 31, 2002.

      The Company's cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows.

 Foreign Currency Risk

      The Company's pawn loans in Mexico are contracted and valued in US dollars and therefore the Company bears limited exchange risk from its operations in Mexico. The Company maintained certain peso denominated bank balances at December 31, 2002, which converted to a US dollar equivalent of $382,000.

 Gold Price Risk

      A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of jewelry pledged as collateral by pawn customers. As a result, the Company's profit margins on existing jewelry inventories would be negatively impacted, as would be the potential profit margins on jewelry currently pledged as collateral by pawn customers in the event it is forfeited by the pawn customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company as customers would receive lower loan amounts for individual pieces of jewelry. The Company's believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.


 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

      The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 14(a)(1) and (2) of this report.


 Item 9.   Changes in and Disagreements with Accountants on Accounting and
 -------------------------------------------------------------------------
 Financial Disclosure
 --------------------

      There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the Company and Deloitte & Touche LLP requiring disclosure hereunder.


                                   PART III
                                   --------

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

      The information required by this item with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information provided under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders.


 Item 11.  Executive Compensation
 --------------------------------

      The information required by this item is incorporated by reference from the information provided under the heading "Executive Compensation" of the Company's Proxy Statement.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management and
 ----------------------------------------------------------------------------
 Related Stockholder Matters
 ---------------------------

                     Equity Compensation Plan Information


      The following table gives information about the Company's common  stock that may be issued upon the exercise of options under its 1990 Stock  Option
 Plan (approved by the shareholders) and 1999 Stock Option Plan (approved  by the shareholders) as of December 31, 2002.  Additionally, the Company issues warrants to  purchase shares  of  common stock  to  certain key  members  of management, members of  the Board  of Directors  that are  not employees  or
 officers, and  to other  third parties.   The  issuance of  warrants is  not
 approved by shareholders, and each issuance is generally negotiated  between
 the Company  and such  recipients.   The  issuance  of warrants  to  outside
 consultants is accounted for using the  fair value method prescribed by  FAS
 No. 123.

                                                                          Number of securities
                                                                        remaining available for
                      Number of securities to     Weighted average       future issuance under
                      be issued upon exercise      exercise price      equity compensation plans
                      of outstanding options,  of outstanding options,   (excluding securities
                        warrants and rights      warrants and rights    reflected in column A)
 Plan Category                 (A)                     (B)                     (C)
 -------------                 ---                     ---                     ---
 Equity Compensation Plans
   Approved by Security
   Holders                  1,110,750                 $ 5.24                 1,639,250
 Equity Compensation Plans
   Not Approved by
   Security Holders         1,389,661                 $ 6.92                         -
                            ---------                                        ---------
     Total                  2,500,411                 $ 6.18                 1,639,250
                            =========                                        =========


      Other information required by this item is incorporated herein by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement.


 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

      The information required by this item is incorporated herein by reference from the information provided in the Company's Proxy Statement.


                                   PART IV
                                   -------

 Item 14.  Controls and Procedures
 ---------------------------------

      Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

 Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 -------------------------------------------------------------------------

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

      (b)  Reports on Form 8-K.:
           December 19, 2002   Item 5. Other Events

      (c)  Exhibits:
           3.1(5)     Amended Certificate of Incorporation
           3.2(6)     Amended Bylaws
           4.2a(2)    Common Stock Specimen
           10.3(1)    First Cash, Inc. 1990 Stock Option Plan
           10.8(8)    Employment Agreement -- Rick Powell
           10.15(8)   Employment Agreement -- Rick L. Wessel
           10.59(4)   Acquisition Agreement - Miraglia, Inc.
           10.60(3)   Audited Financial Statements of Miraglia, Inc. for the
                      ten months ended May 31, 1998.
           10.61(5)   Acquisition Agreement for Twelve Pawnshops in South
                      Carolina
           10.62(5)   Acquisition Agreement for One Iron Ventures, Inc.
           10.63(5)   First Cash Financial Services, Inc. 1999 Stock Option
                      Plan
           10.64(9)   First Addendum to Executive Employment Agreement -
                      Rick Powell
           10.65(9)   First Addendum to Executive Employment Agreement -
                      Rick Wessel
           10.66(10)  Second Addendum to Executive Employment Agreement -
                      Rick Powell
           10.67(10)  Second Addendum to Executive Employment Agreement -
                      Rick Wessel
           18.1(7)    Letter re Change in Accounting Principle
           21.0(10)   Subsidiaries
           23.1(10)   Independent Auditors' Consent of Deloitte & Touche LLP
           23.2(10)   Consent of Brewer & Pritchard, P.C.
           99.1(10)   Certification of Chief Executive Officer Pursuant to
                      18 U.S.C. Section 1350
           99.2(10)   Certification of Chief Financial Officer Pursuant to
                      18 U.S.C. Section 1350

      (d) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


 (1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
 (3)  Filed as an exhibit to Form 8-K dated September 22, 1998.
 (4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
 (5) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
 (6) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
 (7) Filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0 - 19133) and incorporated herein by reference.
 (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0 - 19133) and incorporated herein by reference.
 (9) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0 - 19133) and incorporated herein by reference.
 (10) Filed herewith.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CASH FINANCIAL SERVICES, INC.

                               /s/PHILLIP E. POWELL
                               --------------------------------------------
                               Phillip E. Powell, Chief Executive Officer
                               March 24, 2003


                               /s/R. DOUGLAS ORR
                               --------------------------------------------
                               R. Douglas Orr, Principal Accounting Officer
                               March 24, 2003


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                 Capacity                     Date
          ---------                 --------                     ----

    /s/PHILLIP E. POWELL       Chairman of the Board and     March 24, 2003
    ---------------------      Chief Executive Officer
    Phillip E. Powell


    /s/RICK L. WESSEL          Director, President,          March 24, 2003
    ---------------------      Secretary and Treasurer
    Rick L. Wessel


    /s/JOE R. LOVE             Director                      March 24, 2003
    ---------------------
    Joe R. Love


    /s/RICHARD T. BURKE        Director                      March 24, 2003
    ---------------------
    Richard T. Burke


    /s/TARA SCHUCHMANN         Director                      March 24, 2003
    ---------------------
    Tara Schuchmann

                                CERTIFICATION
                                -------------

 I, Phillip E. Powell, certify that:

 1. I have reviewed this annual report on Form 10-K of First Cash Financial Services, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: March 24, 2003

 /s/PHILLIP E. POWELL
 -----------------------
 Phillip E. Powell
 Chief Executive Officer

                                CERTIFICATION
                                -------------
 I, R. Douglas Orr, certify that:

 1. I have reviewed this annual report on Form 10-K of First Cash Financial Services, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: March 24, 2003

 /s/ R. DOUGLAS ORR
 -----------------------
 R. Douglas Orr
 Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS


 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

 We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

 As described in Note 2, effective January 1, 2002, in connection with the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, the Company ceased amortization of goodwill. As discussed in Note 3 to the financial statements, the Company changed its method of accounting for income recognition on pawns in 2000.



 DELOITTE & TOUCHE LLP
 Fort Worth, Texas
 March 24, 2003

                     FIRST CASH FINANCIAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  December 31,   December 31,
                                                     2002           2001
                                                    -------        -------
                                            (in thousands, except share data)
                    ASSETS

 Cash and cash equivalents....................     $ 12,735       $ 11,252
 Service charges receivable...................        3,174          2,817
 Receivables..................................       27,314         23,556
 Inventories..................................       13,648         12,681
 Prepaid expenses and other current assets....        1,161          1,226
 Income taxes receivable......................          109            434
                                                    -------        -------
  Total current assets .......................       58,141         51,966
 Property and equipment, net..................       11,750         10,034
 Intangible assets, net of accumulated
  amortization of $8,448......................       53,194         53,194
 Receivable from Cash & Go, Ltd...............        7,351          7,073
 Other........................................          563            539
                                                    -------        -------
                                                   $130,999       $122,806
                                                    =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current portion of long-term debt............     $    900       $  1,385
 Revolving credit facility....................            -         32,000
 Accounts payable and accrued expenses........       10,054         10,041
                                                    -------        -------
  Total current liabilities ..................       10,954         43,426
 Revolving credit facility....................       28,000              -
 Long-term debt, net of current portion.......          602          1,608
 Deferred income taxes........................        4,923          3,669
                                                    -------        -------
                                                     44,479         48,703
                                                    -------        -------
 Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding...............................            -              -
  Common stock; $.01 par value; 20,000,000
    shares authorized; 9,525,368 and 9,417,868
    shares issued, respectively; 8,871,187 and
    8,763,687 shares outstanding, respectively           96             95
  Additional paid-in capital .................       51,908         51,255
  Retained earnings ..........................       41,759         30,819
  Notes receivable from officers .............       (4,228)        (5,051)
  Common stock held in treasury, at cost,
    654,181 and 654,181 shares, respectively .       (3,015)        (3,015)
                                                    -------        -------
                                                     86,520         74,103
                                                    -------        -------
                                                   $130,999       $122,806
                                                    =======        =======
 Commitments and contingencies (see Note 11)

                        The accompanying notes are an
          integral part of these consolidated financial statements.

                      FIRST CASH FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                               -----------------------------
                                                2002       2001       2000
                                               -------    -------    -------
                                       (in thousands, except per share amounts)
 Revenues:
    Merchandise sales .....................   $ 56,916   $ 53,893   $ 53,177
    Service charges .......................     58,196     53,028     46,597
    Check cashing fees ....................      2,659      2,264      2,216
    Other .................................      1,022      1,242      1,737
                                               -------    -------    -------
                                               118,793    110,427    103,727
                                               -------    -------    -------
 Cost of goods sold and expenses:
    Cost of goods sold ....................     32,890     34,619     34,366
    Operating expenses ....................     54,090     48,661     44,836
    Interest expense ......................        294      1,395      2,859
    Depreciation ..........................      2,548      2,283      2,612
    Amortization ..........................          -      1,530      1,694
    Administrative expenses ...............     11,580      9,420      8,217
                                               -------    -------    -------
                                               101,402     97,908     94,584
                                               -------    -------    -------
 Income before income taxes ...............     17,391     12,519      9,143
 Provision for income taxes ...............      6,451      4,507      3,476
                                               -------    -------    -------
 Income from continuing operations.........     10,940      8,012      5,667
                                               -------    -------    -------
 Discontinued operations (Note 14):
    Income (loss) from discontinued
      operations, net of tax...............          -         33       (765)
    Loss on sale of subsidiary, net of tax.          -       (175)         -
                                               -------    -------    -------
 Loss from discontinued operations.........          -       (142)      (765)
                                               -------    -------    -------
 Cumulative effect of change in
   accounting principle....................          -          -     (2,287)
                                               -------    -------    -------
 Net income ...............................   $ 10,940   $  7,870   $  2,615
                                               =======    =======    =======
 Net income per share:
    Basic
      Income from continuing operations....   $   1.24   $   0.92   $   0.64
      Loss from discontinued operations....          -      (0.02)     (0.08)
      Cumulative effect of change
        in accounting principle............          -          -      (0.26)
                                               -------    -------    -------
      Net income...........................   $   1.24   $   0.90   $   0.30
                                               =======    =======    =======
    Diluted
      Income from continuing operations....   $   1.14   $   0.87   $   0.63
      Loss from discontinued operations....          -      (0.02)     (0.08)
      Cumulative effect of change
        in accounting principle............          -          -      (0.26)
                                               -------    -------    -------
      Net income...........................   $   1.14   $   0.85   $   0.29
                                               =======    =======    =======

                        The accompanying notes are an
          integral part of these consolidated financial statements.

                      FIRST CASH FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended December 31,
                                               -----------------------------
                                                2002       2001       2000
                                               -------    -------    -------
                                                       (in thousands)
 Cash flows from operating activities:
   Income from continuing operations......... $ 10,940   $  8,012   $  5,667
   Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation and amortization..........    2,548      3,813      4,306
      Income (loss) from discontinued
        operations...........................        -        592       (108)
   Changes in operating assets and
    liabilities, net of effect of
    purchases of existing stores:
      Service charges receivable ............     (357)       (89)       728
      Inventories ...........................     (967)     4,687      1,616
      Prepaid expenses and other assets......       41       (746)      (323)
      Accounts payable and accrued expenses..       13      3,509      1,546
      Current and deferred income taxes......    1,579       (107)     1,196
                                               -------    -------    -------
    Net cash flows from operating activities    13,797     19,671     14,628
                                               -------    -------    -------
 Cash flows from investing activities:
   Net (increase) decrease in receivables....    (3,758)   (1,110)     1,021
   Purchases of property and equipment.......    (4,264)   (1,891)    (2,055)
   Acquisition of existing operations........         -    (1,394)    (1,200)
   Proceeds from sale of discontinued
     operations..............................        -        230          -
   Increase in receivable from
     Cash & Go, Ltd..........................     (278)    (2,775)    (2,764)
                                               -------    -------    -------
   Net cash flows from investing activities..   (8,300)    (6,940)    (4,998)
                                               -------    -------    -------
 Cash flows from financing activities:
   Proceeds from debt .......................    7,000     14,200      6,000
   Repayments of debt .......................  (12,491)   (22,869)   (16,252)
   Notes receivable from officers............      823        775     (3,234)
   Purchase of treasury stock ...............        -       (500)      (250)
   Proceeds from exercise of options and
     warrants................................      654        304          -
                                               -------    -------    -------
   Net cash flows from financing activities..   (4,014)    (8,090)   (13,736)
                                               -------    -------    -------
 Change in cash and cash equivalents.........    1,483      4,641     (4,106)
 Cash and cash equivalents at beginning
   of the year...............................   11,252      6,611     10,717
                                               -------    -------    -------
 Cash and cash equivalents at end of the year $ 12,735   $ 11,252   $  6,611
                                               =======    =======    =======
 Supplemental disclosure of
   cash flow information:
   Cash paid during the year for:
    Interest ................................ $    964   $  2,394   $  2,813
                                               =======    =======    =======
    Income taxes ............................ $  4,907   $  4,533   $  2,013
                                               =======    =======    =======
 Supplemental disclosure of non-cash
  investing and financing activities:
   Non-cash transactions in connection with
    various acquisitions:
      Fair market value of assets acquired
        and goodwill......................... $      -   $  2,302   $  1,222
        Less assumption of liabilities and
          costs of acquisition...............        -       (908)       (22)
                                               -------    -------    -------
      Net cash paid.......................... $      -   $  1,394   $  1,200
                                               =======    =======    =======

                        The accompanying notes are an
          integral part of these consolidated financial statements.


                                 FIRST CASH FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              Additional                                Notes
                                 Common Stock    Paid-   Preferred Stock             Receivable   Treasury Stock
                                --------------    In     ---------------   Retained     From      --------------
                                Shares  Amount  Capital  Shares   Amount   Earnings   Officers    Shares  Amount     Total
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
                                                          (in thousands)
 Balance at December 31, 1999    9,321  $   93 $ 50,953       -        -  $  20,334  $  (2,592)      471 $(2,265)  $ 66,523
   Notes receivable from
     officers                        -       -        -       -        -          -     (3,234)        -       -     (3,234)
   Purchase of treasury stock        -       -        -       -        -          -          -        54    (250)      (250)
   Net income                        -       -        -       -        -      2,615          -         -       -      2,615
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2000    9,321      93   50,953       -        -     22,949     (5,826)      525  (2,515)    65,654
   Exercise of stock options
     and warrants, including
     income tax benefit of $22      97       2      302       -        -          -          -         -       -        304
   Notes receivable from
     officers                        -       -        -       -        -          -        775         -       -        775
   Purchase of treasury stock        -       -        -       -        -          -          -       129    (500)      (500)
   Net income                        -       -        -       -        -      7,870          -         -       -      7,870
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2001    9,418      95   51,255       -        -     30,819     (5,051)      654  (3,015)    74,103
   Exercise of stock options
     and warrants, including
     income tax benefit of $229    107       1      653       -        -          -          -         -       -        654
   Notes receivable from
     officers                        -       -        -       -        -          -        823         -       -        823
   Net income                        -       -        -       -        -     10,940          -         -       -     10,940
                                ------  ------  -------  ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2002    9,525 $    96 $ 51,908       -        -  $  41,759  $  (4,228)      654 $(3,015)  $ 86,520
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

                       FIRST CASH FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

      First Cash Financial Services, Inc. (the "Company") was incorporated in Texas on July 5, 1988 and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores which lend money on the collateral of pledged personal property, and which retail previously-owned merchandise acquired through pawn forfeitures. In addition to making short-term secured pawns, most of the Company's pawn stores offer short-term unsecured advances ("short-term advances"). The Company also operates check cashing and short-term advance stores that provide short-term advances, check cashing services, and other related financial services. As of December 31, 2002, the Company owned 131 pawn stores and 59 check cashing and short-term advance stores.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies followed in the preparation of these financial statements.

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. In August 1999, the Company entered into a partnership to form Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The Company presently has a 50% ownership interest in the partnership, which is accounted for by the equity method of accounting as neither partner has control. The Company records its 50% share of the partnership's earnings or losses in its consolidated financial statements. The Company funds substantially all of the working capital requirements  of  the partnership  in  the form  of  a loan  to  the partnership. This loan is callable at any time by the Company, bears interest at the prime rate plus 5%, and is secured by substantially all of Cash & Go, Ltd.'s assets.

      Summarized financial information for Cash & Go, Ltd. as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                               December 31,   December 31,
                                                   2002           2001
                                                  ------         ------
                                                      (in thousands)
      Current assets ..........................  $ 6,191        $ 5,647
      Non-current assets  .....................      950          1,458
      Current note payable to First Cash
        Financial Services, Inc................   (7,972)        (7,455)
      Other current liabilities ...............     (411)          (415)
                                                  ------         ------
          Net liabilities .....................  $(1,242)       $  (765)
                                                  ======         ======

      Company's net receivable from
       Cash & Go, Ltd.:
        Note receivable from Cash & Go, Ltd....  $ 7,972       $  7,455
        Company's share of net liabilities.....     (621)          (382)
                                                  ------         ------
                                                 $ 7,351        $ 7,073
                                                  ======         ======


                                              Year Ended December 31,
                                             --------------------------
                                             2002      2001       2000
                                             -----     -----      -----
                                                  (in thousands)
      Revenues .........................    $7,093    $6,788     $3,512
      Expenses .........................     7,571     6,979      3,836
                                             -----     -----      -----
          Net loss before taxes ........    $ (478)   $(191)     $ (324)
                                             =====     =====      =====

      Company's share of pretax net loss    $ (239)   $ (96)     $ (162)
                                             =====     =====      =====


      Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

      Receivables and income recognition - Receivables on the accompanying balance sheet consist of pawn and short-term advances. Pawns are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. Short-term advances are made for thirty days or less. The Company recognizes the service charges associated with short-term advances on a constant yield basis over the term of the short-term advance.

      Bad Debts - An allowance is provided on current short-term advances and service charges receivable, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charges receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charges receivable as of the default date. Net defaults and changes in the short-term advance allowance are charged to bad debt expense, which is included in operating expenses.

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

      Property and equipment - Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of thirty-one years for buildings and three to five years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life if shorter.

      Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period retired.

      Intangible assets - Intangible assets consist of the excess of purchase price over net assets acquired and non-compete agreements. Excess purchase price over net assets acquired was amortized on a straight-line basis over an estimated useful life of forty years through December 31, 2001, and payments relative to non-compete agreements were amortized over their estimated useful lives, generally ranging from five to ten years. See new Accounting Standards below.

      Long-lived assets  -  Long-lived  assets  (i.e.,  property,  plant  and equipment and intangible assets with definite lives) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. During the fourth quarter of 2000 the Company recorded a non-cash pretax charge in the amount of $765,000 to write-off fixed assets and goodwill relating to approximately nine stores. Management does not believe any assets have been additionally impaired at December 31, 2002.

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

      Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2002, 2001 and 2000, was $1,332,000, $1,070,000 and
 $1,283,000, respectively.

      Stock-Based Compensation - The Company's stock-based employee compensation plan is described in Note 12. The expense recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations are followed in accounting for this plan. No stock-based employee compensation has been charged to earnings because the exercise prices of all stock options granted under this plan have been equal to the market value of the Company's common stock at the date of the grant. The following presents information about net income and earnings per share as if the Company had applied the fair value expense recognition requirements of Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, to all employee stock options granted under the plan (in thousands, except per share data).

                                                  Year Ended December 31,
                                                ---------------------------
                                                 2002       2001       2000
                                                ------     ------     ------
      Net income, as reported................  $10,940    $ 7,870    $ 2,615

      Less: Stock-based employee compensation
        determined under the fair value
        requirements of SFAS 123, net of
        income tax benefits..................    1,252        899      1,174
                                                ------     ------     ------
      Pro forma net income...................  $ 9,688    $ 6,971    $ 1,441
                                                ======     ======     ======
      Earnings per share:
        Basic, as reported...................  $  1.24    $  0.90    $  0.30
        Basic, pro forma.....................  $  1.10    $  0.80    $  0.16

        Diluted, as reported.................  $  1.14    $  0.85    $  0.29
        Diluted, pro forma...................  $  1.01    $  0.75    $  0.16


      Pursuant to the requirements of SFAS 123, the weighted-average fair value of the individual employee stock options granted during 2002, 2001 and 2000 have been estimated as $4.66, $2.90 and $1.96, respectively, on the date of the grant. The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                                  Year Ended December 31,
                                                ---------------------------
                                                 2002       2001       2000
                                                ------     ------     ------
      Dividend yield..............                   -          -          -
      Volatility..................                58.0%      55.0%      80.0%
      Risk-free interest rate.....                 3.5%       3.8%       5.0%
      Expected life...............              7 years    7 years    7 years


      Earnings per share - Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Year Ended December 31,
                                                ---------------------------
                                                 2002       2001       2000
                                                ------     ------     ------
      Numerator:
       Net income for calculating
         basic and diluted earnings per share  $10,940    $ 7,870    $ 2,615
                                                ======     ======     ======
      Denominator:
       Weighted-average common shares for
         calculating basic earnings per share 8,833 8,699 8,813 Effect of dilutive stock options
         and warrants                              794        569         56
                                                ------     ------     ------
       Weighted-average common shares for
         calculating diluted earnings per share  9,627      9,268      8,869
                                                ======     ======     ======

      Basic earnings per share                 $  1.24    $  0.90    $  0.30
      Diluted earnings per share               $  1.14    $  0.85    $  0.29


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

      Reclassification - Certain amounts as of December 31, 2001 have been reclassified in order to conform to the 2002 presentation.

      New Accounting Standards - In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective as of January 1, 2002. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the transitional fair value impairment test and determined that no impairment of recorded goodwill existed at January 1, 2002. The Company has also determined that no impairment existed at December 31, 2002.

      Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of income for the period in which such loss is realized. Had the Company been accounting for its goodwill under SFAS No. 142 for the year ended December 31, 2002, 2001 and 2000, the Company's net income would have been as follows:

                                                  Year Ended December 31,
                                                ---------------------------
                                                 2002       2001       2000
                                                ------     ------     ------
 Reported net income                           $10,940    $ 7,870    $ 2,615
 Add: amortization of costs in excess
   of net assets acquired, net of tax                -        979      1,084
                                                ------     ------     ------
    Adjusted net income                        $10,940    $ 8,849    $ 3,699
                                                ======     ======     ======

 Basic earnings per share:
    Reported net income                        $  1.24    $  0.90    $  0.30
    Adjusted net income                        $  1.24    $  1.01    $  0.42

 Diluted earnings per share:
    Reported net income                        $  1.14    $  0.85    $  0.29
    Adjusted net income                        $  1.14    $  0.96    $  0.41


      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations in August 2001 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in October 2001. SFAS No. 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS No. 144 supercedes earlier guidance with respect to such accounting and is effective for years beginning after December 15, 2001. The adoption of SFAS No. 143 will not have a material effect on the Company's financial statements. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See notes 2 and 12 of the Company's Notes to Consolidated Financial Statements for the required disclosures about the effects of stock-based compensation on reported net income.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No.
 51. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is evaluating the applicability of FIN 46 to its existing investment in Cash & Go, Ltd., a Texas limited partnership. A description of Cash & Go, Ltd.'s activities and financial results and the Company's exposures to potential loss from involvement in the partnership are provided in Note 2.


 NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

      Effective January 1, 2000, the Company changed its method of income recognition on pawns. The Company now accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. For pawns not repaid, the cost of the forfeited collateral (inventory) is the cash amount originally pawned. Prior to 2000, the Company recognized service charge income on a constant-yield basis over the initial pawn period for all pawns written. Service charges applicable to the extension periods or additional pawn periods were not recognized as income until the pawn was repaid or renewed. If the pawn was not repaid, the carrying value of the forfeited collateral (inventory) was stated at the lower of cost (the principal amount pawned plus accrued service charges) or market. The Company believes the accounting change provides a timelier matching of revenues and expenses with which to measure the results of operations. The cumulative effect of the accounting method change on all periods since inception through December 31, 1999 is $2,287,000 (after an income tax benefit of $1,373,000) and is included as a one-time reduction of net income for the year ended December 31, 2000.

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

      All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill, net of accumulated amortization, resulting from acquisitions was $53,194,000 as of December 31, 2002 and 2001. The results of operations of the acquired companies are included in the consolidated financial statements from their respective dates of acquisition.


 NOTE 5 - RELATED PARTY TRANSACTIONS

      In June 1998, in conjunction with the purchase of 11 check cashing stores, the Company entered into lease agreements relating to one store location and certain office space located in California. These properties were partially owned through September 2000 by Mr. Blake Miraglia, an employee of the Company at that time. Total lease payments made pursuant to these leases were $130,000 during the fiscal year ended December 31, 2000, which approximated market rates. In addition, the Company has an outstanding, unsecured note payable due July 5, 2003, bearing interest at 7%, to Mr. Miraglia, which amounted to $320,000 and $800,000 as of December 31, 2002 and 2001, respectively, including accrued interest. Mr. Miraglia terminated his employment with the Company in October 2002.

      As of December 31, 2002 and 2001, the Company had notes receivable outstanding from certain of its officers totaling $4,228,000 and $5,051,000, respectively. These notes are secured by a total of 554,000 shares of common stock of the Company owned by these individuals, term life insurance policies, and bear interest at three percent. These notes are due upon the sale of the underlying shares of common stock. During the fiscal years ended December 31, 2002 and 2001, the outstanding notes receivable from officers had repayments of $823,000 and $775,000, respectively.


 NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                 December 31, December 31,
                                                     2002         2001
                                                    -------      -------
        Land ............................          $    672     $    672
        Buildings .......................             1,002        1,002
        Leasehold improvements ..........             1,794        2,104
        Furniture, fixtures and equipment            20,109       15,922
                                                    -------      -------
                                                     23,577       19,700
        Less:  accumulated depreciation..           (11,827)      (9,666)
                                                    -------      -------
                                                   $ 11,750     $ 10,034
                                                    =======      =======

 NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                 December 31, December 31,
                                                     2002         2001
                                                    -------      -------
        Accounts payable ......................    $  1,104     $    628
        Money orders and wire transfers payable         791        1,232
        Accrued compensation ..................       2,692        1,502
        Layaway deposits ......................       1,382        1,198
        Sales and property taxes payable.......         959          931
        Lending activity settlements payable...       1,123        2,662
        Other .................................       2,003        1,888
                                                    -------      -------
                                                   $ 10,054     $ 10,041
                                                    =======      =======

 NOTE 8 - REVOLVING CREDIT FACILITY

      The Company maintains a long-term line of credit with a group of commercial lenders (the "Credit Facility"). The Credit Facility provides a $30,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.4% at December 31, 2002) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2002, the Company had $2,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2002 and March 24, 2003. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 NOTE 9 - LONG-TERM DEBT

      Long-term debt consists of the following (in thousands, except payment information):

                                                   December 31,  December 31,
                                                       2002          2001
                                                      ------        ------
 Note payable to a bank; bearing interest at
   LIBOR plus 2%; monthly principal and interest
   payments of $5,257; matures December 31, 2004;
   secured by real estate                            $   392       $   439
 Note payable to a bank; bearing interest at
   LIBOR plus 2%; monthly principal and interest
   payments of $5,518; matures December 31, 2004;
   secured by real estate                                310           364
 Notes payable to five former shareholders of
   Miraglia, Inc.; bearing interest at 7%;
   quarterly principal payments of $300,000
   and quarterly interest payments based upon
   the unpaid balance until maturity at July 5,
   2003; unsecured                                       800         2,000
 Other notes payable                                       -           190
                                                      ------        ------
                                                       1,502         2,993
 Less: current portion                                  (900)       (1,385)
                                                      ------        ------
                                                     $   602       $ 1,608
                                                      ======        ======

 Long-term debt is scheduled to mature as follows (in thousands):

                  Fiscal
                  ------
                  2003 ...............  $  900
                  2004 ...............     602
                                         -----
                                        $1,502
                                         =====

 NOTE 10 - INCOME TAXES

      Components of the provision for income taxes consist of the following (in thousands):

                                   Year Ended December 31,
                                   -----------------------
                                    2002    2001    2000
                                    -----   -----   -----
       Current:
          Federal ..............   $4,437  $2,609  $2,627
          State and foreign ....      760   1,042     399
                                    -----   -----   -----
                                    5,197   3,651   3,026
       Deferred ................    1,254     856     450
                                    -----   -----   -----
                                   $6,451  $4,507  $3,476
                                    =====   =====   =====

      The principal current and non-current deferred tax liabilities consist of the following at December 31, 2002 and 2001 (in thousands):

                                                   December 31,  December 31,
                                                       2002          2001
                                                      ------        ------
       Deferred tax liabilities (assets):
         Intangible asset amortization ..........    $ 4,951       $ 3,834
         Depreciation ...........................      1,181         1,107
         Change in accounting principle .........     (1,288)       (1,135)
         Net operating loss benefit carry-forward        (93)         (198)
         State income taxes .....................        272           204
         Service charges receivable .............         46            46
         Legal accruals .........................       (430)         (430)
         Other ..................................        284           241
                                                      ------        ------
            Net deferred tax liability ..........    $ 4,923       $ 3,669
                                                      ======        ======
       Reported as:
         Non-current liabilities -
           deferred income taxes.................    $ 4,923       $ 3,669
                                                      ======        ======

      The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes. The following is a reconciliation of such differences (in thousands):

                                                  Year Ended December 31,
                                                  -----------------------
                                                  2002     2001     2000
                                                  -----    -----    -----
       Tax at the federal statutory rate         $5,913   $4,256   $3,109
       State and foreign income taxes,
         net of federal tax benefit                 400      646      278
       Other, net                                   138     (395)      89
                                                  -----    -----    -----
                                                 $6,451   $4,507   $3,476
                                                  =====    =====    =====


 NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to ten years. Most facility leases contain renewal and/or purchase options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

                 Fiscal
                 ------
                  2003 ...............   $  7,695
                  2004 ................     6,555
                  2005 ................     5,381
                  2006 ................     4,241
                  2007 ................     3,076
                  Thereafter ..........     5,262
                                          -------
                                         $ 32,210
                                          =======

      Rent  expense  under  such   leases  was  $7,251,000,  $6,515,000   and
 $6,311,000  for  the  years  ended  December   31,  2002,  2001  and   2000,
 respectively.

      In May 2000, three plaintiffs filed a complaint against Famous Pawn, Inc., a wholly owned subsidiary of the Company, in the United States District Court for the District of Maryland (Northern Division). The allegations consists of five counts: (1) violation of the federal Truth in Lending Act; (2) violation of the federal Racketeer Influenced and Corrupt Organizations Act; (3) violation of the Maryland Interest and Usury Statute;
 (4) violation of the Maryland Consumer Loan Law; and (5) violation of the Maryland Consumer Protection Act. In February 2003, the Company and plaintiffs reached a tentative settlement of the complaint, subject to final approval by the District Court. Under the terms of the proposed settlement as filed with the District Court, the plaintiffs agreed to dismiss all allegations and monetary claims made against the Company. The Company, in order to expedite the conclusion of this matter and avoid the expenses associated with a trial, has agreed to pay the plaintiffs approximately $1,100,000, including the plaintiffs' legal fees, and forgive all the outstanding debt of such customers in the amount of approximately $800,000. The Company had previously reserved and expensed in prior years an amount equal to this settlement, and accordingly, the proposed settlement will have no impact on the Company's operating results. If approved, the proposed settlement is expected to be completed and funded later in 2003.

      Additionally, the Company is from time to time a defendant (actual or threatened) in certain other lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


 NOTE 12 - EMPLOYEE STOCK OPTION PLAN AND OUTSTANDING WARRANTS

      On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of
 Common Stock authorized and reserved for issuance under the 1990 Plan is 250,000 shares. The exercise price for each stock option granted under the 1990 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1990 Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of December 31, 2002, options to purchase 16,000 shares of Common Stock were available for grant under the 1990 Plan. Options to purchase 117,000 shares were vested at December 31, 2002.

      On January 14, 1999, the Company's shareholders adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the 1999 Plan is 2,500,000 shares. The exercise price for each stock option granted under the 1999 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1999 Plan have a maximum duration of ten years unless, in the case of incentive stock options, the optionee owns at least 10% of the total combined voting power of all classes of capital stock of the Company, in which case the maximum duration is five years. As of December 31, 2002, options to purchase 1,391,000 shares of Common Stock were available for grant under the 1999 Plan. Options to purchase 790,000 shares of common stock under the 1999 Plan were vested as of December 31, 2002.

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

      Stock option and warrant activity for fiscal 2000, 2001 and 2002 is summarized in the accompanying chart (in thousands, except exercise price).

                                                             Exercisable
                                                          -----------------
                                                                  Weighted
                                             Weighted             Average
                                             Average              Exercise
                       Options Warrants  Exercise Price  Number    Price
                       ------- --------  --------------  ------    -----
  December 31, 1999      641      1,891     $  9.88       2,075   $ 9.84
    Granted              475          -        2.00
    Cancelled            (65)      (630)      14.35
                        ----     ------
  December 31, 2000    1,051      1,261        6.92       1,816     6.28
    Granted              270         65        4.48
    Exercised            (84)       (13)       3.12
    Cancelled            (57)      (310)      11.24
                        ----     ------
  December 31, 2001    1,180      1,003        5.99       1,689     5.30
    Granted              130        522        8.00
    Exercised            (62)       (45)       4.13
    Cancelled           (137)       (90)      10.56
                        ----     ------
  December 31, 2002    1,111      1,390     $  6.18       2,186   $ 6.01
                       =====     ======

      Options and warrants outstanding as of December 31, 2002 are as follows (in thousands, except exercise price and life):

                           Total Warrants
                 Exercise       and         Remaining     Currently
                  Price       Options         Life       Exercisable
                  -----       -------         ----       -----------
                  $2.00         375           8.0            350
                   2.00          14           3.5             14
                   4.00         245           8.1            215
                   4.00           9           3.5              9
                   4.63         515           8.0            515
                   4.63          17           3.5             17
                   8.00          16           0.1             16
                   8.00          67           2.3             67
                   8.00          33           5.1             33
                   8.00         547           9.3            350
                   8.00          35           9.8              -
                   8.00         350          10.1            350
                  10.00          14           3.5             14
                  10.00         250           6.3            225
                  10.00           3           6.9              -
                  12.00          11           3.5             11
                              -----                        -----
                              2,501                        2,186
                              =====                        =====


 NOTE 13 - FIRST CASH 401(k) PLAN

      The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee and company contributions are paid to a corporate trustee and invested in various funds. Contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company contributions to the Plan were $220,000, $162,000 and $146,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


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

      The condensed statements of operations relating to the discontinued software operations for the years ended December 31, 2001 and 2000 are presented below:

                                       Year Ended December 31,
                                       -----------------------
                                            2001      2000
                                           ------    ------
       Revenues                           $ 1,897   $ 2,131
       Costs and expenses                   1,846     3,367
                                           ------    ------
       Income (loss) before income taxes       51    (1,236)
       Income tax benefit (expenses)          (18)      471
                                           ------    ------
       Net income (loss)                  $    33   $  (765)
                                           ======    ======



 NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

 Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2002 and 2001 are set fourth below. The Company's operations are subject to seasonal fluctuations.

                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                     -------    -------    -------    -------
 2002
 ----
  Total revenue                     $ 28,451   $ 26,867   $ 29,755   $ 33,720
  Total expenses                      24,086     23,337     25,727     28,252
  Net income                           2,794      2,259      2,578      3,309
  Diluted earnings per share
    from net income                     0.30       0.23       0.27       0.34
  Diluted weighted average shares      9,457      9,742      9,570      9,741

 2001
 ----
  Total revenue                     $ 28,144   $ 26,399   $ 26,094   $ 29,790
  Total expenses                      24,771     24,018     23,251     25,868
  Income from continuing operations    2,159      1,524      1,819      2,510
  Gain (loss) from discontinued
    operations                           (33)        26         54       (189)
  Net income                           2,126      1,550      1,873      2,321
  Diluted earnings per share
    from continuing operations          0.24       0.17       0.20       0.27
  Diluted loss per share from
    discontinued operations                -          -          -      (0.02)
  Diluted earnings per share
    from net income                     0.24       0.17       0.20       0.25
  Diluted weighted average shares      8,971      9,284      9,411      9,407