Form 10-Q
period 2003-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2003-05-08
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended         Commission File Number:
           March 31, 2003                     0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                         75-2237318
       (state or other jurisdiction    (IRS Employer Identification No.)
     of incorporation or organization)

      690 East Lamar Blvd., Suite 400
             Arlington, Texas                        76011
 (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes  X    No ___

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ___ No X


  As of May 8, 2003, there were 8,887,187 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,        December 31,
                                             --------------------  -----------
                                              2003         2002        2002
                                             -------      -------     -------
                                                 (unaudited)
                                            (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents................  $ 13,106     $ 12,002    $ 12,735
 Service charges receivable...............     2,806        2,106       3,174
 Receivables..............................    24,119       19,020      27,314
 Inventories..............................    12,330       10,812      13,648
 Prepaid expenses and other current assets       960        1,149       1,161
 Income taxes receivable..................         -            -         109
                                             -------      -------     -------
    Total current assets .................    53,321       45,089      58,141
 Property and equipment, net..............    11,963       10,151      11,750
 Intangible assets, net of accumulated
   amortization of $8,448.................    53,194       53,194      53,194
 Receivable from Cash & Go, Ltd...........     4,853        6,071       7,351
 Other....................................       624          414         563
                                             -------      -------     -------
                                            $123,955     $114,919    $130,999
                                             =======      =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt........  $    600    $   1,316    $    900
 Accounts payable and accrued expenses....     9,421        8,872      10,054
 Income taxes payable.....................     1,016          674           -
 Revolving credit facility................         -       22,000           -
                                             -------      -------     -------
    Total current liabilities ............    11,037       32,862      10,954
 Revolving credit facility................    17,000            -      28,000
 Other long-term debt, net of
   current portion........................       575        1,283         602
 Deferred income taxes....................     5,223        3,910       4,923
                                             -------      -------     -------
                                              33,835       38,055      44,479
                                             -------      -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized; no
     shares issued or outstanding.........         -            -           -
   Common stock; $.01 par value;
     20,000,000 shares authorized.........        96           95          96
   Additional paid-in capital ............    52,037       51,255      51,908
   Retained earnings .....................    45,257       33,613      41,759
   Notes receivable from officers ........    (4,255)      (5,084)     (4,228)
   Common stock held in treasury,
     at cost, 654,181 shares..............    (3,015)      (3,015)     (3,015)
                                             -------      -------     -------
                                              90,120       76,864      86,520
                                             -------      -------     -------
                                            $123,955     $114,919    $130,999
                                             =======      =======     =======


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    2003         2002
                                                   -------      -------
                                                 (unaudited)  (unaudited)
                                                 (in thousands, except per
                                                      share amounts)

 Revenues:
  Merchandise sales ............................  $ 17,153     $ 14,755
  Service charges ..............................    16,013       12,745
  Check cashing fees ...........................       772          731
  Other ........................................       306          220
                                                   -------      -------
                                                    34,244       28,451
                                                   -------      -------
 Cost of goods sold and expenses:
  Cost of goods sold ...........................    10,347        8,910
  Operating expenses ...........................    13,911       12,035
  Interest expense .............................       182          255
  Interest income ..............................      (183)        (149)
  Depreciation .................................       662          555
  Administrative expenses ......................     3,734        2,480
                                                   -------      -------
                                                    28,653       24,086
                                                   -------      -------

 Income before income taxes.....................     5,591        4,365
 Provision for income taxes.....................     2,093        1,571
                                                   -------      -------
 Net income.....................................  $  3,498     $  2,794
                                                   =======      =======

 Net income per share:
  Basic   ......................................  $   0.39     $   0.32
                                                   =======      =======
  Diluted  .....................................  $   0.36     $   0.30
                                                   =======      =======


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    2003         2002
                                                   -------      -------
                                                 (unaudited)  (unaudited)
                                                      (in thousands)
 Cash flows from operating activities:
  Net income ...................................  $  3,498     $  2,794
  Adjustment to reconcile net income to net cash
    flows from operating activities:
      Depreciation  ............................       662          555
  Changes in operating assets and liabilities:
      Service charges receivable ...............       368          711
    Inventories ................................     1,318        1,869
    Prepaid expenses and other assets ..........       249          451
    Accounts payable and accrued expenses ......      (633)      (1,169)
    Current and deferred income taxes  .........     1,316          915
                                                   -------      -------
      Net cash flows from operating activities..     6,778        6,126
                                                   -------      -------
 Cash flows from investing activities:
  Net decrease in receivables ..................     3,195        4,536
  Purchases of property and equipment ..........      (875)        (672)
  Decrease in receivable from Cash & Go, Ltd ...     2,498        1,187
                                                   -------      -------
      Net cash flows from investing activities..     4,818        5,051
                                                   -------      -------
 Cash flows from financing activities:
  Repayments of debt ...........................   (11,327)     (10,394)
  Notes receivable from officers ...............       (27)         (33)
  Proceeds from exercise of options and warrants       129            -
                                                   -------      -------
        Net cash flows from financing activities   (11,225)     (10,427)
                                                   -------      -------
 Change in cash and cash equivalents............       371          750
 Cash and cash equivalents at beginning
   of the period................................    12,735       11,252
                                                   -------      -------
 Cash and cash equivalents at end of the period.  $ 13,106     $ 12,002
                                                   =======      =======
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................  $    197     $    268
                                                   =======      =======
    Income taxes ...............................  $    610     $    243
                                                   =======      =======


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2002 Annual Report on Form 10-K. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with a group of commercial lenders (the "Credit Facility"). The Credit Facility provides a $30,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.3% at March 31, 2003) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At March 31, 2003, the Company had $13,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2003 and May 8, 2003. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                  Three Months Ended
                                                 --------------------
                                                 March 31,   March 31,
                                                    2003       2002
                                                   ------     ------
 Numerator:
      Net income for calculating basic
        and diluted earnings per share            $ 3,498    $ 2,794
                                                   ======     ======
 Denominator:
      Weighted-average common
        shares for calculating basic
        earnings per share                          8,887      8,764
      Effect of dilutive securities:
        Stock options and warrants                    902        693
                                                   ------     ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                          9,789      9,457
                                                   ======     ======


 Note 4 - Employee Stock Incentive Plans

      The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  Three Months Ended
                                                 --------------------
                                                 March 31,   March 31,
                                                    2003       2002
                                                   ------     ------
   Net income, as reported                        $ 3,498    $ 2,794
   Less:  Stock based employee
     compensation determined under the
     fair value requirements of SFAS 123,
     net of income tax benefits                        88          8
                                                   ------     ------
   Adjusted net income                            $ 3,410    $ 2,786
                                                   ======     ======
   Earnings per share:
       Basic, as reported                         $  0.39    $  0.32
       Basic, adjusted                               0.38       0.32

       Diluted, as reported                          0.36       0.30
       Diluted, adjusted                             0.35       0.29


      The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:


                                                  Three Months Ended
                                                 --------------------
                                                 March 31,   March 31,
                                                    2003       2002
                                                   ------     ------
      Dividend yield.................                   -          -
      Volatility.....................                58.1%      58.0%
      Risk-free interest rate........                 3.5%       3.5%
      Expected life..................              7 years    7 years


 Note 5 - Subsequent Event

      On April 11, 2003 the Company received approximately $1,371,000 in partial payment of the outstanding notes receivable from officers. This reduced the balance of the total notes receivable from officers as of that date to approximately $2,884,000.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 GENERAL

      First Cash Financial Services, Inc. (the "Company") is the nation's third largest publicly traded pawnshop operator and currently owns pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer advances, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. Certain of the Company's pawn stores also offer short-term, unsecured advances ("short-term advances").

      The Company also owns and operates check cashing and short-term advance stores in Texas, California, Washington, Oregon, Illinois, South Carolina and Washington, D.C. These stores provide a broad range of consumer financial services, including check cashing, short-term advances, money order sales, wire transfers and bill payment services. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which owns and operates financial services kiosks located inside convenience stores.

      The Company opened a total of eleven stores during the quarter ended March 31, 2003, bringing the total store count to 201 units. For the quarter ended March 31, 2003, the Company's revenues were derived 50% from merchandise sales, 47% from service charges on pawn loans and short-term advances, and 3% from other sources, primarily check-cashing fees. The Company's business plan is to continue to expand its operations by opening both new check cashing/short-term advance stores and new pawn stores in selected geographic markets.

      Although the Company has had significant increases in revenues due to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and bad debt and collection expenses for both check cashing and short-term advances. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.


 CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2002 Annual Report for Form 10-K. There have been no subsequent changes in the Company's accounting policies nor have there been subsequently issued accounting pronouncements which materially affect the preparation of the Company's financial statements.


 RESULTS OF OPERATIONS

 Three months ended March 31, 2003 compared to the three months ended March 31, 2002

      Total revenues increased 20% to $34,244,000 for the three months ended March 31, 2003 ("the First Quarter of 2003") as compared to $28,451,000 for the three months ended March 31, 2002 ("the First Quarter of 2002"). The change resulted from an increase in revenues of $2,346,000 generated by the 49 pawn and check cashing/short-term advance stores which were opened since January 1, 2002, an increase of $3,988,000 at the 158 stores which were in operation during all of the First Quarter of 2002 and the First Quarter of 2003, net of a decrease in revenues of $541,000 from the 6 stores closed or consolidated since January 1, 2002. Of the $5,793,000 increase in total revenues, 41%, or $2,398,000, was attributable to increased merchandise sales, 56%, or $3,268,000 was attributable to a net increase in service charges on pawn and short-term advances, 1% or $41,000 was attributable to increased check cashing fees, and the remaining increase of $86,000, or 1%, was attributable to an increase in other income. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $677,000 in the First Quarter of 2002 to $2,388,000 in the First Quarter of 2003. Service charges from short-term advances increased from $7,965,000 in the First Quarter of 2002 to $9,519,000 in the First Quarter of 2003, while service charges from pawns increased from $4,780,000 in the First Quarter of 2002 to $6,494,000 in the First Quarter of 2003. As a percentage of total revenues, merchandise sales decreased from 52% to 50% during the First Quarter of 2003 as compared to the First Quarter of 2002, service charges increased from 45% to 47%, check-cashing fees and other income as a percentage of total revenues were 3% during the First Quarter of 2003 and the First Quarter of 2002.

      The receivables balance increased 27% from $19,020,000 at March 31, 2002 to $24,119,000 at March 31, 2003. Of the $5,099,000 increase, an increase of $3,588,000 was attributable to the 160 pawn stores and check cashing/short-term advance stores which were in operation as of March 31, 2003 and 2002 and an increase of $1,511,000 was attributable to growth at the 41 pawn and check cashing/short-term advance stores opened or acquired since March 31, 2002, net of closed stores. The aggregate receivables balance at March 31, 2003 was comprised of $15,700,000 of pawn loan receivables and $8,419,000 of short-term advance receivables, compared to $12,015,000 of pawn loan receivables and $7,005,000 of short-term advance receivables at March 31, 2002.

      Gross profit margins as a percentage of total merchandise sales were 40% during the First Quarter of 2003, which was consistent with overall margins during the First Quarter of 2002. Retail merchandise margins, which do not include bulk scrap jewelry sales, increased from 41% to 45% over the same period.

      Operating expenses increased 16% to $13,911,000 during the First Quarter of 2003 compared to $12,035,000 during the First Quarter of 2002, primarily as a result of the net addition of 43 pawn stores and check cashing/short-term advance stores since January 1, 2002, which is a 27% increase in store count. The Company's net bad debt expense relating to short-term advances increased from $1,254,000 in the First Quarter of 2002 to $1,438,000 in the First Quarter of 2003 as a result of an increase in volume of short-term advances. Administrative expenses increased 51% to $3,734,000 during the First Quarter of 2003 compared to $2,480,000 during the First Quarter of 2002 due primarily to increased costs including administrative/supervisory compensation and benefits, insurance, accounting and legal fees and other expenses necessary to support the Company's growth strategy and increase in store counts. Interest expense decreased to $182,000 in the First Quarter of 2003 compared to interest expense of $255,000 in the First Quarter of 2002 as a result of lower average outstanding debt balances and lower average interest rates during the First Quarter of 2003. Interest income increased to $183,000 in the First Quarter of 2003 compared to $149,000 in the First Quarter of 2002, due primarily to an increase in the contractual rate of interest on the note receivable from Cash & Go, Ltd.

      For the First Quarter of 2003 and 2002, the Company's effective federal income tax rates of 37% and 36%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations, acquisitions and store openings have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company's Credit Facility provides a $30,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.3% at March 31, 2003) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's current leverage ratio, the margin is 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2003 and May 8, 2003. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of March 31, 2003, the Company's primary sources of liquidity were $13,106,000 in cash and cash equivalents, $24,119,000 in receivables, $12,330,000 in inventories and $13,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of March 31, 2003 of $42,284,000 and liabilities to equity ratio of 0.4 to 1.

      The Company utilized positive cash flows from operations in the First Quarter of 2003 to fund investing and financing activities primarily related to new stores and reduction of debt. Net cash provided by operating activities of the Company during the three months ended March 31, 2003 was $6,778,000, consisting primarily of net income before non-cash depreciation of $4,160,000, plus a decrease in accrued service charges receivable and inventory of $368,000 and $1,318,000, respectively, in addition to a decrease in prepaid expenses and an increase in current and deferred taxes of $249,000 and $1,316,000, respectively. Net cash provided by investing activities during the three months ended March 31, 2003 was $4,818,000, which was primarily comprised of a decrease in receivables of $3,195,000, a decrease in the receivable from the Cash & Go, Ltd. joint venture of $2,498,000, net of cash paid for fixed asset additions of $875,000. The opening of 11 new stores in 2003 contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $11,225,000 during the three months ended March 31, 2003, which primarily consisted of a decrease in the Company's debt of $11,327,000 net of accrued interest on notes receivable from officers of $27,000 and proceeds, including tax benefit, from exercises of stock options and warrants of $129,000.

      The Company funds substantially all of the working capital needs of Cash & Go, Ltd. The Company's net receivable from the partnership was $4,853,000 at March 31, 2003.

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

      While the Company continually looks for, and is presented with potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire or open additional new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Statements

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements include, without limitation, the earnings per share discussion, the expectation of increased pawn growth, the expectation for additional store openings, and the expectation of growth in the Company's short-term advance products. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, the ability to integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, changes in gold prices, future business decisions and other uncertainties.

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

 Other

      Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, changes in competition from various sources including both financial services entities and retail businesses, the ability to integrate new stores, changes in governmental regulations, unforeseen litigation, changes in capital markets, changes in interest rates or tax rates, the ability to maintain a loan servicing relationship with an out-of-state bank necessary to generate service charges from short-term advances in the Texas market, future business decisions, other risks indicated in the Company's 2002 Annual Report to Stockholders and other uncertainties.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2002 Annual Report on Form 10-
 K. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2002.


 ITEM 4.  CONTROLS AND PROCEDURES

    (a) Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

    (b) During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                         PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments in the litigation and arbitration "previously reported" in the Company's 2002 Annual Report to Stockholders filed on Form 10-K.


 ITEM 2.  CHANGES IN SECURITIES

      None


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


 ITEM 5.  OTHER INFORMATION

      None


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (1) Exhibits:

            99.1 Certification of Chief Executive Officer Pursuant to
                 18 U.S.C. Section 1350

            99.2 Certification of Chief Financial Officer Pursuant to
                 18 U.S.C. Section 1350

      (2) Reports on Form 8-K:

            March 31, 2003   Item 5.  Other Events
            April 24, 2003   Item 9.  Regulation FD Disclosure
                             Item 12. Results of Operations and Financial
                                      Condition

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  May 8, 2003           FIRST CASH FINANCIAL SERVICES, INC.
                               -----------------------------------
                               (Registrant)

                               /s/ PHILLIP E. POWELL
                               ---------------------
                               Phillip E. Powell
                               Chief Executive Officer

                               /s/ R. DOUGLAS ORR
                               ------------------
                               R. Douglas Orr
                               Chief Financial Officer

                                CERTIFICATION

         I, Phillip E. Powell, Chief Executive Officer of First Cash Financial Services, Inc. (the "registrant"), certify that:

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

 Date:  May 8, 2003

 /s/ PHILLIP E. POWELL
 --------------------------------------
 Phillip E. Powell
 Chief Executive Officer

                                CERTIFICATION

         I, R. Douglas Orr, Chief Financial Officer of First Cash Financial Services, Inc. (the "registrant"), certify that:

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

 Date:  May 8, 2003

 /s/ R. DOUGLAS ORR
 --------------------------------------
 R. Douglas Orr
 Chief Financial Officer

                              INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                   DESCRIPTION
 ------                   -----------
  99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350

  99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350