Form 10-Q
period 2003-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2003-08-11
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended         Commission File Number:
            June 30, 2003                     0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                           75-2237318
     (state or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

      690 East Lamar Blvd., Suite 400
            Arlington, Texas                                 76011
 (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes    X    No  ___

      Indicate by check mark whether the  registrant is an accelerated  filer
 (as defined in  Rule 12b-2  of the Securities  Exchange Act). Yes X   No ___


      As of August 7, 2003, there were 9,578,137 shares of Common Stock outstanding.

                       PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                             -------------------- -------------
                                               2003        2002        2002
                                              -------     -------     -------
                                                  (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash ....................................   $ 12,511    $ 12,177    $ 12,735
 Service charges receivable...............      3,351       2,636       3,174
 Receivables..............................     28,781      22,620      27,314
 Inventories..............................     13,248      11,301      13,648
 Prepaid expenses and other current assets        523       1,600       1,161
 Income taxes receivable..................        457         780         109
                                              -------     -------     -------
    Total current assets .................     58,871      51,114      58,141
 Property and equipment, net..............     12,454      10,330      11,750
 Goodwill, net ...........................     53,194      53,194      53,194
 Receivable from Cash & Go, Ltd...........      5,155       5,889       7,351
 Other....................................        537         555         563
                                              -------     -------     -------
                                             $130,211    $121,082    $130,999
                                              =======     =======     =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt........   $      -    $  1,606    $    900
 Accounts payable and accrued expenses....      9,974      10,190      10,054
                                              -------     -------     -------
    Total current liabilities ............      9,974      11,796      10,954
 Revolving credit facility................     17,000      24,500      28,000
 Long-term debt, net of current portion...          -         653         602
 Deferred income taxes....................      5,524       4,389       4,923
                                              -------     -------     -------
                                               32,498      41,338      44,479
                                              -------     -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized; no
     shares issued or outstanding .........         -           -           -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 8,966,187,
     8,871,187 and 8,871,187 shares
     outstanding, respectively ............        97          96          96
   Additional paid-in capital .............    52,373      51,908      51,908
   Retained earnings ......................    48,258      35,872      41,759
   Notes receivable from officers .........         -      (5,117)     (4,228)
   Common stock held in treasury, at cost,
     654,181 shares .......................    (3,015)     (3,015)     (3,015)
                                              -------     -------     -------
                                               97,713      79,744      86,520
                                              -------     -------     -------
                                             $130,211    $121,082    $130,999
                                              =======     =======     =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                   Three Months Ended       Six Months Ended
                                   -------------------     ------------------
                                  June 30,    June 30,    June 30,    June 30,
                                    2003        2002        2003        2002
                                   -------     -------     -------    -------
                           (unaudited, in thousands, except per share amounts)
 Revenues:
   Merchandise sales.......       $ 15,550    $ 12,578    $ 32,703   $ 27,333
   Service charges.........         16,923      13,368      32,936     26,113
   Check cashing fees......            667         653       1,439      1,384
   Other...................            278         268         584        488
                                   -------     -------     -------    -------
                                    33,418      26,867      67,662     55,318
                                   -------     -------     -------    -------
 Cost of goods sold and expenses:
   Cost of goods sold......          8,978       7,082      19,325     15,992
   Operating expenses......         14,914      12,733      28,825     24,768
   Interest expense........            122         220         304        476
   Interest income.........           (151)       (132)       (334)      (282)
   Depreciation ...........            686         586       1,348      1,141
   Administrative expenses.          3,962       2,848       7,696      5,328
                                   -------     -------     -------    -------
                                    28,511      23,337      57,164     47,423
                                   -------     -------     -------    -------
 Income before income taxes          4,907       3,530      10,498      7,895
 Provision for income taxes          1,906       1,271       3,999      2,842
                                   -------     -------     -------    -------
 Net income................       $  3,001    $  2,259    $  6,499   $  5,053
                                   =======     =======     =======    =======
 Net income per share:
   Basic ..................       $   0.34    $   0.26    $   0.73   $   0.57
                                   =======     =======     =======    =======
   Diluted ................       $   0.30    $   0.23    $   0.65   $   0.53
                                   =======     =======     =======    =======


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                     June 30,    June 30,
                                                       2003        2002
                                                     --------    --------
                                                   (unaudited) (unaudited)
                                                       (in thousands)
 Cash flows from operating activities:
  Net income ...................................    $   6,499   $   5,053
  Adjustment to reconcile net income to net cash
    flows from operating activities:
      Depreciation  ............................        1,348       1,141
  Changes in operating assets and liabilities:
    Service charges receivable .................         (177)        181
    Inventories ................................          400       1,380
    Prepaid expenses and other assets ..........          316        (390)
    Accounts payable and accrued expenses ......          (80)        149
    Current and deferred income taxes  .........          601         374
                                                     --------    --------
      Net cash flows from operating activities .        8,907       7,888
                                                     --------    --------
 Cash flows from investing activities:
  Net (increase) decrease in receivables .......       (1,467)        936
  Purchases of property and equipment ..........       (2,052)     (1,437)
  Decrease in receivable from Cash & Go, Ltd ...        2,196       1,184
                                                     --------    --------
      Net cash flows from investing activities .       (1,323)        683
                                                     --------    --------
 Cash flows from financing activities:
  Proceeds from debt ...........................            -       2,500
  Repayments of debt ...........................      (12,501)    (10,734)
  Decrease (increase) in notes receivable
    from officers...............................        4,228         (66)
  Proceeds from exercise of options and warrants          465         654
                                                     --------    --------
        Net cash flows from financing activities       (7,808)     (7,646)
                                                     --------    --------
 Change in cash and cash equivalents............         (224)        925
 Cash and cash equivalents at beginning
   of the period................................       12,735      11,252
                                                     --------    --------
 Cash and cash equivalents at end of the period.    $  12,511   $  12,177
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................    $     328   $     484
                                                     ========    ========
    Income taxes ...............................    $   2,931   $   2,355
                                                     ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2002 Annual Report on Form 10-K. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with a group of commercial lenders (the "Credit Facility"). The Credit Facility provides a $30,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.1% at June 30, 2003) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At June 30, 2003, the Company had $13,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2003 and August 7, 2003. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

 The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three Months Ended Six Months Ended
                                          ------------------ ----------------
                                           June 30, June 30, June 30, June 30,
                                             2003     2002     2003     2002
                                            ------   ------   ------   ------
 Numerator:
      Net income for calculating basic
        and diluted earnings per share     $ 3,001  $ 2,259  $ 6,499  $ 5,053
                                            ======   ======   ======   ======
 Denominator:
      Weighted-average common shares
         for calculating basic earnings
         per share                           8,905    8,825    8,892    8,794
      Effect of dilutive securities:
        Stock options and warrants           1,201      917    1,055      805
                                            ------   ------   ------   ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                  10,106    9,742    9,947    9,599
                                            ======   ======   ======   ======

 Basic earnings per share                  $  0.34  $  0.26  $  0.73  $  0.57
                                            ======   ======   ======   ======
 Diluted earnings per share                $  0.30  $  0.23  $  0.65  $  0.53
                                            ======   ======   ======   ======


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

                                          Three Months Ended Six Months Ended
                                          ------------------ ----------------
                                           June 30, June 30, June 30, June 30,
                                             2003     2002     2003     2002
                                            ------   ------   ------   ------
   Net income, as reported                 $ 3,001  $ 2,259  $ 6,499  $ 5,053
   Less:  Stock based employee
    compensation determined under the
    fair value requirements of SFAS
    123, net of income tax benefits            823    1,181      911    1,189
                                            ------   ------   ------   ------
   Adjusted net income                     $ 2,178   $1,078  $ 5,588  $ 3,864
                                            ======   ======   ======   ======
   Earnings per share:
       Basic, as reported                  $  0.34  $  0.26  $  0.73  $  0.57
                Basic, adjusted               0.24     0.12     0.63     0.44

       Diluted, as reported                   0.30     0.23     0.65     0.53
                Diluted, adjusted             0.22     0.11     0.56     0.40


 The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                          Three Months Ended Six Months Ended
                                          ------------------ ----------------
                                           June 30, June 30, June 30, June 30,
                                             2003     2002     2003     2002
                                            ------   ------   ------   ------
             Dividend yield                      -        -        -        -
             Volatility                       58.1%    58.0%    58.1%    58.0%
             Risk-free interest rate           3.5%     3.5%     3.5%     3.5%
             Expected life                  7 years  7 years  7 years  7 years



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

      The Company opened a total of eleven stores during the quarter ended June 30, 2003, bringing total year-to-date store openings to 22 and the total store count to 212 units. For the quarter ended June 30, 2003, the Company's revenues were derived 46% from merchandise sales, 51% from service charges on pawn loans and short-term advances, and 3% from other sources, primarily check-cashing fees. The Company's business plan is to continue to expand its operations by opening both new check cashing/short-term advance stores and new pawn stores in selected geographic markets.

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


 CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2002 Annual Report on Form 10-K.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No.
 51. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the applicability of FIN 46 to its existing 50% investment in Cash & Go, Ltd., a Texas limited partnership, which owns and operates approximately 40 check-cashing/short term advance kiosks inside convenience stores in the Texas market. As a result, the Company expects that beginning in July 2003, it will consolidate into its financial statements the assets, liabilities and operating results of Cash & Go, Ltd. As part of the initial consolidation, the Company projects that it will incur a change in accounting charge of approximately $430,000, net of income taxes. The expected third quarter charge results from the Company recognizing the other partner's share of the previously accumulated losses of the joint venture as a result of the consolidation. There have been no subsequent changes in the Company's accounting policies nor have there been any other subsequently issued accounting pronouncements which materially affect the preparation of the Company's financial statements.


 RESULTS OF OPERATIONS

 Three months ended June 30, 2003 compared to the three months ended June 30,
 2002

      Total revenues increased 24% to $33,418,000 for the three months ended June 30, 2003 ("the Second Quarter of 2003") as compared to $26,867,000 for the three months ended June 30, 2002 ("the Second Quarter of 2002"). The change resulted from an increase in revenues of $2,881,000 generated by the 52 pawn and check cashing/short-term advance stores which were opened since April 1, 2002, an increase of $4,126,000 at the 160 stores which were in operation during all of the Second Quarter of 2002 and the Second Quarter of 2003, net of a decrease in revenues of $456,000 from the five stores consolidated since April 1, 2002. Of the $6,551,000 increase in total revenues, 45%, or $2,972,000, was attributable to increased merchandise sales, 54%, or $3,555,000 was attributable to a net increase in service charges on pawn and short-term advances, and 1% or $24,000 was attributable to other income, comprised primarily of check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $624,000 in the Second Quarter of 2002 to $2,171,000 in the Second Quarter of 2003. Service charges from short-term advances increased from $8,387,000 in the Second Quarter of 2002 to $10,255,000 in the Second Quarter of 2003, while service charges from pawns increased from $4,981,000 in the Second Quarter of 2002 to $6,668,000 in the Second Quarter of 2003. As a percentage of total revenues, merchandise sales decreased from 47% to 46% during the Second Quarter of 2003 as compared to the Second Quarter of 2002, service charges increased from 50% to 51%, and check-cashing fees and other income as a percentage of total revenues were at 3% during both the Second Quarter of 2003 and the Second Quarter of 2002.

      The receivables balance increased 27% from $25,256,000 at June 30, 2002 to $32,132,000 at June 30, 2003. Of the $6,876,000 increase, an increase of $4,157,000 was attributable to the 166 pawn stores and check cashing/short-term advance stores which were in operation as of June 30, 2003 and 2002 and an increase of $2,719,000 was attributable to growth at the 46 pawn and check cashing/short-term advance stores opened or acquired since June 30, 2002, net of closed stores. The aggregate receivables balance at June 30, 2003 was comprised of $20,859,000 of pawn loan receivables and $11,273,000 of short-term advance receivables, compared to $16,010,000 of pawn loan receivables and $9,246,000 of short-term advance receivables at June 30, 2002.

      Gross profit margins as a percentage of total merchandise sales were 42% during the Second Quarter of 2003 compared to 44% during the Second Quarter of 2002. Retail merchandise margins, which do not include bulk scrap jewelry sales, increased from 45% to 46% over the same periods.

      Operating expenses increased 17% to $14,914,000 during the Second Quarter of 2003 compared to $12,733,000 during the Second Quarter of 2002, primarily as a result of the net addition of 47 pawn stores and check cashing/short-term advance stores since April 1, 2002, which is a 28% increase in store count. The Company's net bad debt expense relating to short-term advances increased from $2,034,000 in the Second Quarter of 2002 to $2,690,000 in the Second Quarter of 2003 as a result of an increase in volume of short-term advances. Administrative expenses increased 39% to $3,962,000 during the Second Quarter of 2003 compared to $2,848,000 during the Second Quarter of 2002 due primarily to increased costs including administrative/supervisory compensation and benefits, insurance, accounting and legal fees and other expenses necessary to support the Company's growth strategy and increase in store counts. Interest expense decreased to $122,000 in the Second Quarter of 2003 compared to interest expense of $220,000 in the Second Quarter of 2002 as a result of lower average outstanding debt balances and lower average interest rates during the Second Quarter of 2003. Interest income increased to $151,000 in the Second Quarter of 2003 compared to $132,000 in the Second Quarter of 2002, due primarily to an increase in the contractual rate of interest on the note receivable from Cash & Go, Ltd.

      For the Second Quarter of 2003 and 2002, the Company's effective federal income tax rates of 38.8% and 36.0%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 Six months ended June 30, 2003 compared to the six months ended June 30,
 2002

      Total revenues increased 22% to $67,662,000 for the six months ended June 30, 2003 ("the Six-Month 2003 Period") as compared to $55,318,000 for the six months ended June 30, 2002 ("the Six-Month 2002 Period"). The change resulted from an increase in revenues of $5,874,000 generated by the 60 pawn and check cashing/short-term advance stores which were opened since January 1, 2002, an increase of $7,482,000 at the 158 stores which were in operation during all of the Six-Month 2002 Period and the Six-Month 2003 Period, net of a decrease in revenues of $1,012,000 from the six stores consolidated since January 1, 2002. Of the $12,344,000 increase in total revenues, 44%, or $5,370,000, was attributable to increased merchandise sales, 55%, or $6,823,000 was attributable to a net increase in service charges on pawn and short-term advances, and 1% or $151,000 was attributable to an increase in other income, primarily check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $1,301,000 in the Six-Month 2002 Period to $4,559,000 in the Six-Month 2003 Period. Service charges from short-term advances increased from $16,352,000 in the Six-Month 2002 Period to $19,774,000 in the Six-Month 2003 Period, while service charges from pawns increased from $9,761,000 in the Six-Month 2002 Period to $13,162,000 in the Six-Month 2003 Period. As a percentage of total revenues, merchandise sales decreased from 49% to 48% during the Six-Month 2003 Period as compared to the Six-Month 2002 Period, service charges increased from 47% to 49%, check-cashing fees and other income as a percentage of total revenues decreased from 4% to 3% during the Six-Month 2003 Period as compared to the Six-Month 2002 Period.

      The receivables balance increased 27% from $25,256,000 at June 30, 2002 to $32,132,000 at June 30, 2003. Of the $6,876,000 increase, an increase of $4,157,000 was attributable to the 166 pawn stores and check cashing/short-term advance stores which were in operation as of June 30, 2003 and 2002 and an increase of $2,719,000 was attributable to growth at the 46 pawn and check cashing/short-term advance stores opened or acquired since June 30, 2002, net of closed stores. The aggregate receivables balance at June 30, 2003 was comprised of $20,859,000 of pawn loan receivables and $11,273,000 of short-term advance receivables, compared to $16,010,000 of pawn loan receivables and $9,246,000 of short-term advance receivables at June 30, 2002.

      Gross profit margins as a percentage of total merchandise sales were 41% during the Six-Month 2003 Period, which was consistent with overall margins during the Six-Month 2002 Period. Retail merchandise margins, which do not include bulk scrap jewelry sales, increased from 43% to 45% over the same periods.

      Operating expenses increased 16% to $28,825,000 during the Six-Month 2003 Period compared to $24,768,000 during the Six-Month 2002 Period, primarily as a result of the net addition of 54 pawn stores and check cashing/short-term advance stores since January 1, 2002, which is a 34% increase in store count. The Company's net bad debt expense relating to short-term advances increased from $3,287,000 in the Six-Month 2002 Period to $4,128,000 in the Six-Month 2003 Period as a result of an increase in volume of short-term advances. Administrative expenses increased 44% to $7,696,000 during the Six-Month 2003 Period compared to $5,328,000 during the Six-Month 2002 Period due primarily to increased costs including administrative/supervisory compensation and benefits, insurance, accounting and legal fees and other expenses necessary to support the Company's growth strategy and increase in store counts. Interest expense decreased to $304,000 in the Six-Month 2003 Period compared to interest expense of $476,000 in the Six-Month 2002 Period as a result of lower average outstanding debt balances and lower average interest rates during the Six-Month 2003 Period. Interest income increased to $334,000 in the Six-Month 2003 Period compared to $282,000 in the Six-Month 2002 Period, due primarily to an increase in the contractual rate of interest on the note receivable from Cash & Go, Ltd.

      For the Six-Month Period of 2003 and 2002, the Company's effective federal income tax rates of 38% and 36%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations, acquisitions and store openings have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company's Credit Facility provides a $30,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.1% at June 30, 2003) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's current leverage ratio, the margin is 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2003 and August 7, 2003. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of June 30, 2003, the Company's primary sources of liquidity were $12,511,000 in cash and cash equivalents, $32,132,000 in receivables, $13,248,000 in inventories and $13,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $48,897,000 as of June 30, 2003, and a total liabilities to equity ratio of
 0.33 to 1.

      The Company utilized positive cash flows from operations in the Six-Month 2003 Period to fund investing and financing activities primarily related to opening new stores and reduction of debt. Net cash provided by operating activities of the Company during the six months ended June 30, 2003 was $8,907,000, consisting primarily of net income before non-cash depreciation of $7,847,000, net of an increase in accrued service charges receivable and a decrease in accounts payable and accrued expenses of $177,000 and $80,000, respectively, in addition to a decrease in inventory and prepaid expenses of $400,000 and $316,000, respectively, and an increase in current and deferred taxes of $601,000. Net cash used by investing activities during the six months ended June 30, 2003 was $1,323,000, which was primarily comprised of an increase in receivables of $1,467,000, cash paid for fixed asset additions of $2,052,000, net of a decrease in the receivable from the Cash & Go, Ltd. joint venture of $2,196,000. The year-to-date opening of 22 new stores in 2003 contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $7,808,000 during the six months ended June 30, 2003, which primarily consisted of a decrease in the Company's debt of $12,501,000, net of repayments on notes receivable from officers of $4,228,000 and proceeds, including tax benefit, from exercises of stock options and warrants of $465,000.

      The Company funds  substantially all of  the working  capital needs  of
 Cash & Go, Ltd.   The Company's  net receivable from  the joint venture  was
 $5,155,000 at June 30, 2003.

     The profitability and liquidity of the Company is affected by the amount of pawn loans outstanding, which is controlled in part by the Company's lending decisions. The Company is able to influence the frequency of pawn redemption by increasing or decreasing the amount loaned in relation to the resale value of the pawned property. Tighter credit decisions generally result in smaller pawn loans in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate pawn loan balance and, consequently, decrease pawn service charges. Additionally, small advances in relation to the pledged property's estimated resale value tend to increase pawn redemptions and improve the Company's liquidity. Conversely, providing larger pawn loans in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average pawn loan balances can result in an increase in pawn forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawns by repaying all accrued interest on such pawns, effectively creating a new pawn transaction.

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

 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Statements

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements include, without limitation, the earnings per share discussion, the expectation of increased pawn growth, the expectation for additional store openings, and the expectation of growth in the Company's short-term advance products. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, the ability to integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, access to credit, unforeseen litigation, changes in interest rates or tax rates, changes in foreign currency exchange rates, changes in gold prices, future business decisions, other uncertainties, and other risks indicated in the Company's 2002 Annual Report to Stockholders.

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

      The U.S. Office of Comptroller of the Currency has recently initiated enforcement actions to restrict the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state short-term advance loans. The Company does not currently maintain nor intend in the future to establish loan-servicing relationships with nationally chartered banks. The Federal Deposit Insurance Corporation, ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with loan servicers, has recently enacted new examiner guidelines under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the new FDIC examiner guidelines. If the implementation of the FDIC's new guidelines were to ultimately restrict the ability of all or certain state banks to maintain relationships with loan servicers, it could have a materially adverse impact on the Company's operations and financial results.

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


 ITEM 2.  CHANGES IN SECURITIES

      During the period from January 1, 2003 through August 7, 2003, the Company issued 373,200 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $3,894,000 (including income tax effect) and issued warrants to purchase 270,000 shares of common stock at an average exercise price of $11.20, expiring in ten years.

      The transactions set forth in the above paragraph were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. With respect to issuances made pursuant to Rule 506 of Regulation D of the Securities Act, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act. All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

      During the period from January 1, 2003 through August 7, 2003, the Company issued 333,750 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,814,000 (including income tax effect) and issued options to purchase 50,000 shares of common stock at an average exercise price of $10.00, expiring in ten years.


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 10, 2003, the Company held the annual meeting of its stockholders. Of the 8,887,187 issued and outstanding common shares entitled to vote at the meeting, 8,475,547 of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following three proposals:

  1.     The stockholders ratified the re-election of three directors:

                                  FOR        %      WITHHOLD     %
                               ---------    ----    --------    ---
             Rick Wessel       8,012,183    94.9     431,841    5.1
             Richard Burke     8,396,302    99.4      47,722    0.6
             Joe Love          8,395,802    99.4      48,222    0.6

  2. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2003.

                 FOR      %    AGAINST   %   ABSTAIN   %
              ---------  ----  -------  ---  -------  ---
              8,396,607  99.4   36,167  0.4   11,250  0.1


  3. The stockholders approved the adoption of the First Cash Financial Services, Inc. Executive Performance Incentive Plan.

                 FOR       %   AGAINST   %   ABSTAIN   %   NON-VOTE     %
              ---------  ----  -------  ---  -------  ---  ---------  ----
              3,939,884  46.7  484,801  5.7   84,858  1.0  3,934,481  46.6


 ITEM 5.  OTHER INFORMATION

      None

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (1) Exhibits:

          31.1 Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

          31.2 Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (2) Reports on Form 8-K:

          April 8, 2003      Item 5.  Other Events

          April 25, 2003     Item 9.  Regulation FD Disclosure
                             Item 12. Results of Operations and
                                      Financial Condition

          May 14, 2003       Item 5.  Other Events

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  August 7, 2003        FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)

                               /s/PHILLIP E. POWELL
                               -----------------------
                               Phillip E. Powell
                               Chief Executive Officer

                               /s/ R. DOUGLAS ORR
                               -----------------------
                               R. Douglas Orr
                               Chief Financial Officer

                              INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------
   31.1 Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

   31.2 Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002