Form 10-Q
period 2003-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2003-11-12
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended                Commission File Number:
         September 30, 2003                          0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                           75-2237318
     (state or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

      690 East Lamar Blvd., Suite 400
            Arlington, Texas                                 76011
 (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947


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


      As of November 7, 2003, there were 10,019,887 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,     December 31,
                                             -------------------- -------------
                                               2003        2002        2002
                                              -------     -------     -------
                                                  (unaudited)
                                             (in thousands, except share data)

                     ASSETS
 Cash ....................................   $ 13,665    $ 12,005    $ 12,735
 Service charges receivable...............      3,615       2,995       3,174
 Receivables..............................     30,989      25,646      27,314
 Inventories..............................     15,011      13,093      13,648
 Prepaid expenses and other current assets      1,239       1,466       1,161
 Income taxes receivable..................      2,043       1,304         109
                                              -------     -------     -------
    Total current assets .................     66,562      56,509      58,141
 Property and equipment, net..............     12,926      10,597      11,750
 Goodwill, net ...........................     53,194      53,194      53,194
 Receivable from Cash & Go, Ltd...........      4,943       6,924       7,351
 Other....................................        612         409         563
                                              -------     -------     -------
                                             $138,237    $127,633    $130,999
                                              =======     =======     =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt........   $      -    $  1,200    $    900
 Accounts payable and accrued expenses....     11,775       9,767      10,054
                                              -------     -------     -------
    Total current liabilities ............     11,775      10,967      10,954
 Revolving credit facility................     11,000      29,000      28,000
 Long-term debt, net of current portion...          -         627         602
 Deferred income taxes....................      5,824       4,750       4,923
                                              -------     -------     -------
                                               28,599      45,344      44,479
                                              -------     -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized; no
     shares issued or outstanding .........         -           -           -
   Common stock; $.01 par value; 20,000,000
     shares authorized; 9,827,387,
     8,871,187 and 8,871,187 shares
     outstanding, respectively ............       106          96          96
   Additional paid-in capital ............     60,273      51,907      51,908
   Retained earnings .....................     52,274      38,450      41,759
   Notes receivable from officers ........          -      (5,149)     (4,228)
   Common stock held in treasury, at cost,
     654,181 shares ......................     (3,015)     (3,015)     (3,015)
                                              -------     -------     -------
                                              109,638      82,289      86,520
                                              -------     -------     -------
                                             $138,237    $127,633    $130,999
                                              =======     =======     =======


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                   Three Months Ended      Nine Months Ended
                                   -------------------     ------------------
                                  Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                                    2003        2002        2003        2002
                                   -------     -------     -------    -------
                             (unaudited, in thousands, except per share amounts)

 Revenues:
   Merchandise sales.......       $ 17,283    $ 13,282    $ 49,986   $ 40,615
   Service charges.........         18,996      15,552      51,932     41,665
   Check cashing fees......            670         642       2,109      2,026
   Other...................            292         279         876        767
                                   -------     -------     -------    -------
                                    37,241      29,755     104,903     85,073
                                   -------     -------     -------    -------
 Cost of goods sold and expenses:
   Cost of goods sold......         10,245       7,628      29,570     23,620
   Operating expenses......         16,602      14,161      45,377     38,929
   Interest expense........            108         238         412        698
   Interest income.........           (133)       (161)       (467)      (427)
   Depreciation ...........            828         718       2,176      1,859
   Administrative expenses.          3,110       3,143      10,855      8,471
                                   -------     -------     -------    -------
                                    30,760      25,727      87,923     73,150
                                   -------     -------     -------    -------
 Income before income taxes          6,481       4,028      16,980     11,923
 Provision for income taxes          2,465       1,450       6,465      4,292
                                   -------     -------     -------    -------
 Net income................       $  4,016    $  2,578    $ 10,515   $  7,631
                                   =======     =======     =======    =======
 Net income per share:
   Basic ..................       $   0.42    $   0.29    $   1.15   $   0.87
                                   =======     =======     =======    =======
   Diluted ................       $   0.37    $   0.27    $   1.02   $   0.80
                                   =======     =======     =======    =======


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                     --------------------
                                                     Sept. 30,   Sept. 30,
                                                       2003        2002
                                                     --------    --------
                                                   (unaudited) (unaudited)
                                                       (in thousands)
 Cash flows from operating activities:
  Net income ....................................   $  10,515   $   7,631
  Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation  .............................       2,176       1,859
      Stock option and warrant income tax benefit       3,298         211
  Changes in operating assets and liabilities:
    Service charges receivable ..................        (441)       (178)
    Inventories .................................      (1,363)       (412)
    Prepaid expenses and other assets ...........        (127)       (145)
    Accounts payable and accrued expenses .......       1,721        (274)
    Current and deferred income taxes  ..........      (1,033)        211
                                                     --------    --------
      Net cash flows from operating activities ..      14,746       8,903
                                                     --------    --------
 Cash flows from investing activities:
  Net increase in receivables ...................      (3,675)     (2,090)
  Purchases of property and equipment ...........      (3,352)     (2,422)
  Decrease in receivable from Cash & Go, Ltd ....       2,408         184
                                                     --------    --------
      Net cash flows from investing activities ..      (4,619)     (4,328)
                                                     --------    --------
 Cash flows from financing activities:
  Proceeds from debt ............................           -       7,000
  Repayments of debt ............................     (18,502)    (11,166)
  Decrease (increase) in notes receivable
    from officers ...............................       4,228         (98)
  Proceeds from exercise of options and warrants.       5,077         442
                                                     --------    --------
      Net cash flows from financing activities ..      (9,197)     (3,822)
                                                     --------    --------
 Change in cash and cash equivalents.............         930         753

 Cash and cash equivalents at beginning
   of the period.................................      12,735      11,252
                                                     --------    --------
 Cash and cash equivalents at end of the period..   $  13,665   $  12,005
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ....................................   $     471   $     717
                                                     ========    ========
    Income taxes ................................   $   4,215   $   4,034
                                                     ========    ========


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2002 Annual Report on Form 10-K. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 2003 and for the periods ended September 30, 2003 and 2002 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. On October 9, 2003 the FASB deferred implementation of FIN 46 until the fourth quarter of 2003. The Company has evaluated the applicability of FIN 46 to its existing 50% investment in Cash & Go, Ltd., a Texas limited partnership, which owns and operates approximately 40 check-cashing/short term advance kiosks inside convenience stores in the Texas market. As a result, the Company expects that effective December 31, 2003, it will consolidate into its financial statements the assets, liabilities and operating results of Cash & Go, Ltd.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with a group of commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.1% at September 30, 2003) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. The Company elected to reduce the total amount available under the facility from $30,000,000 to $25,000,000 during the Third Quarter of 2003. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At September 30, 2003, the Company had $14,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2003 and November 7, 2003. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                       Three Months Ended   Nine Months Ended
                                       ------------------- -------------------
                                       Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                          2003      2002      2003      2002
                                         ------    ------    ------    ------
 Numerator:
   Net income for calculating basic
     and diluted earnings per share     $ 4,016   $ 2,578   $10,515   $ 7,631
                                         ======    ======    ======    ======
 Denominator:
   Weighted-average common shares
     for calculating basic earnings
     per share                            9,533     8,871     9,105     8,820
   Effect of dilutive securities:
     Stock options and warrants           1,372       699     1,173       769
                                         ------    ------    ------    ------
   Weighted-average common
     shares for calculating diluted
     earnings per share                  10,905     9,570    10,278     9,589
                                         ======    ======    ======    ======
 Basic earnings per share               $  0.42   $  0.29   $  1.15   $  0.87
                                         ======    ======    ======    ======
 Diluted earnings per share             $  0.37   $  0.27   $  1.02   $  0.80
                                         ======    ======    ======    ======


      There were no shares excluded from the calculation of diluted earnings per share.


 Note 4 - Employee Stock Incentive Plans

      The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no stock-based employee compensation cost is reflected in net income as all options and warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                       Three Months Ended   Nine Months Ended
                                       ------------------- -------------------
                                       Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                          2003      2002      2003      2002
                                         ------    ------    ------    ------

 Net income, as reported                $ 4,016   $ 2,578   $10,515   $ 7,631
 Less:  Stock based employee
   compensation determined under the
   fair value requirements of SFAS
   123, net of income tax benefits           40        28       951     1,217
                                         ------    ------    ------    ------
   Adjusted net income                  $ 3,976   $ 2,550   $ 9,564   $ 6,414
                                         ======    ======    ======    ======
   Earnings per share:
       Basic, as reported               $  0.42   $  0.29    $ 1.15   $  0.87
       Basic, adjusted                     0.42      0.29      1.05      0.73

       Diluted, as reported                0.37      0.27      1.02      0.80
       Diluted, adjusted                   0.36      0.27      0.93      0.67


      The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                       Three Months Ended   Nine Months Ended
                                       ------------------- -------------------
                                       Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                          2003      2002      2003      2002
                                         ------    ------    ------    ------
      Dividend yield                          -         -         -         -
      Volatility                           55.1%     58.0%    54.5%     58.0%
      Risk-free interest rate               3.5%      3.5%     3.5%      3.5%
      Expected life                      7 years   7 years  7 years   7 years

      During the period from January 1, 2003 through September 30, 2003, the Company issued 956,200 shares of common stock relating to the exercise of outstanding stock options and warrants for an aggregate exercise price of $8,375,000, including income tax benefit.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company") is the nation's third largest publicly traded pawnshop operator and currently owns pawn stores in Texas, Oklahoma, Washington, D.C., Maryland, Missouri, South Carolina, Virginia and Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities. The Company's pawn stores provide a convenient source for consumer advances, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. These pawn stores also function as retailers of previously owned merchandise acquired in forfeited pawn transactions and over-the-counter purchases from customers. Many of the Company's pawn stores also offer short-term, unsecured advances ("short-term advances").

      The Company also owns and operates check cashing and short-term advance stores in Texas, California, Washington, Oregon, Illinois, South Carolina and Washington, D.C. The short-term advances, also known as payday loans, are unsecured loans in amounts that generally range from $100 to $500 for terms of 30 days or less. The stores in California, Washington and Oregon also provide money orders, money transfers and bill payment services. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which owns and operates check cashing and short-term advance kiosks located inside convenience stores.

      For the quarter ended September 30, 2003, the Company's revenues were derived 46% from merchandise sales, 51% from service charges on pawn loans and short-term advances, and 3% from other sources, primarily check-cashing fees.

      The Company opened a total of twelve stores during the quarter ended September 30, 2003, bringing total year-to-date store openings to 34 and the total store count to 224 units. The Company's business plan is to continue to expand its operations by opening both new check cashing/short-term advance stores and new pawn stores in selected geographic markets.

      Although the Company has had significant increases in revenues due to new store openings in 2002 and 2003, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and bad debt and collection expenses for both check cashing and short-term advances. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate officers, area supervisors and other operations management, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.


 CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2002 Annual Report on Form 10-K.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. On October 9, 2003 the FASB deferred implementation of FIN 46 until the fourth quarter of 2003. The Company has evaluated the applicability of FIN 46 to its existing 50% investment in Cash & Go, Ltd., a Texas limited partnership, which owns and operates approximately 40 check-cashing/short term advance kiosks inside convenience stores in the Texas market. As a result, the Company expects that effective December 31, 2003, it will consolidate into its financial statements the assets, liabilities and operating results of Cash & Go, Ltd. As part of the initial consolidation, the Company projects that it will incur a change in accounting charge of approximately $400,000, net of income taxes. The expected fourth quarter charge results from the Company recognizing the other partner's share of the previously accumulated losses of the joint venture as a result of the consolidation. There have been no subsequent changes in the Company's accounting policies nor have there been any other subsequently issued accounting pronouncements which materially affect the preparation of the Company's financial statements.


 RESULTS OF OPERATIONS

 Three months ended September 30, 2003 compared to the three months ended September 30, 2002

      Total revenues increased 25% to $37,241,000 for the three months ended September 30, 2003 ("the Third Quarter of 2003") as compared to $29,755,000 for the three months ended September 30, 2002 ("the Third Quarter of 2002"). The change resulted from an increase in revenues of $3,292,000 generated by the 58 pawn and check cashing/short-term advance stores which were opened since July 1, 2002, an increase of $4,495,000 at the 166 stores which were in operation during all of the Third Quarter of 2002 and the Third Quarter of 2003, net of a decrease in revenues of $301,000 from the four stores consolidated since July 1, 2002. Same store revenues increased 15% primarily due to increased consumer demand for short-term loan products and continued maturation of the 32 new stores opened in 2001 and the first half of 2002. Of the $7,486,000 increase in total revenues, 53%, or $4,001,000, was attributable to increased merchandise sales, 46%, or $3,444,000 was attributable to a net increase in service charges on pawn and short-term advances, and 1% or $41,000 was attributable to other income, comprised primarily of check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $952,000 in the Third Quarter of 2002 to $2,982,000 in the Third Quarter of 2003. Service charges from short-term advances increased from $9,780,000 in the Third Quarter of 2002 to $11,362,000 in the Third Quarter of 2003, while service charges from pawns increased from $5,772,000 in the Third Quarter of 2002 to $7,634,000 in the Third Quarter of 2003. As a percentage of total revenues, merchandise sales increased from 45% to 46% during the Third Quarter of 2003 as compared to the Third Quarter of 2002, service charges decreased from 52% to 51%, and check-cashing fees and other income as a percentage of total revenues were 3% during both the Third Quarter of 2003 and the Third Quarter of 2002.

      The receivables balance increased 21% from $28,641,000 at September 30, 2002 to $34,604,000 at September 30, 2003. Of the $5,963,000 increase, an increase of $2,420,000 was attributable to the 176 pawn stores and check cashing/short-term advance stores which were in operation as of September 30, 2003 and 2002 and an increase of $3,543,000 was attributable to growth at the 48 pawn and check cashing/short-term advance stores opened or acquired since September 30, 2002, net of closed stores. The aggregate receivables balance at September 30, 2003 was comprised of $22,917,000 of pawn loan receivables and $11,687,000 of short-term advance receivables, compared to $18,388,000 of pawn loan receivables and $10,253,000 of short-term advance receivables at September 30, 2002.

      Gross profit margins as a percentage of total merchandise sales were 41% during the Third Quarter of 2003 compared to 43% during the Third Quarter of 2002. The decrease in overall margins was primarily due to the increased volume of scrap jewelry sales, which generate lower margins. Retail merchandise margins, which do not include bulk scrap jewelry sales were 45% over the same periods.

      Operating expenses increased 17% to $16,602,000 during the Third Quarter of 2003 compared to $14,161,000 during the Third Quarter of 2002, primarily as a result of the net addition of 44 pawn stores and check cashing/short-term advance stores since July 1, 2002, which is a 24% increase in store count. The Company's net bad debt expense relating to short-term advances increased from $2,789,000 in the Third Quarter of 2002 to $3,009,000 in the Third Quarter of 2003 as a result of an increase in volume of short-term advances. As a percentage of short-term advance service charge revenues, net bad debts decreased from 29% during the Third Quarter of 2002 to 26% during the Third Quarter of 2003. Administrative expenses decreased 1% to $3,110,000 during the Third Quarter of 2003 compared to $3,143,000 during the Third Quarter of 2002. Increased costs for administrative/supervisory compensation and benefits, insurance, accounting and legal fees and other expenses necessary to support the Company's growth strategy and increase in store counts were offset by $767,000 in insurance recoveries related to a prior year store robbery claims. Interest expense decreased to $108,000 in the Third Quarter of 2003 compared to interest expense of $238,000 in the Third Quarter of 2002 as a result of lower average outstanding debt balances during the Third Quarter of 2003. Interest income decreased to $133,000 in the Third Quarter of 2003 compared to $161,000 in the Third Quarter of 2002, due primarily to a decrease in the note receivable from Cash & Go, Ltd.

      For the Third Quarter of 2003 and 2002, the Company's effective federal income tax rates of 38% and 36%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

      Total revenues increased 23% to $104,903,000 for the nine months ended September 30, 2003 ("the Nine-Month 2003 Period") as compared to $85,073,000 for the nine months ended September 30, 2002 ("the Nine-Month 2002 Period"). The change resulted from an increase in revenues of $10,343,000 generated by the 72 pawn and check cashing/short-term advance stores which were opened since January 1, 2002, an increase of $10,788,000 at the 152 stores which were in operation during all of the Nine-Month 2002 Period and the Nine-Month 2003 Period, net of a decrease in revenues of $1,301,000 from the nine stores consolidated since January 1, 2002. Same store revenues increased by 13% primarily due to increased consumer demand for short-term loan products and continued maturation of 18 new stores opened in 2001. Of the $19,830,000 increase in total revenues, 47%, or $9,371,000, was attributable to increased merchandise sales, 52%, or $10,267,000 was attributable to a net increase in service charges on pawn and short-term advances, and 1% or $192,000 was attributable to an increase in other income, primarily check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $2,253,000 in the Nine-Month 2002 Period to $7,541,000 in the Nine-Month 2003 Period. Service charges from short-term advances increased from $26,132,000 in the Nine-Month 2002 Period to $31,136,000 in the Nine-Month 2003 Period, while service charges from pawns increased from $15,533,000 in the Nine-Month 2002 Period to $20,796,000 in the Nine-Month 2003 Period. As a percentage of total revenues, merchandise sales were 48% during the Nine-Month 2003 Period, which was consistent with merchandise sales as a percentage of total revenues during the Nine-Month 2002 Period, service charges increased from 49% to 50%, check-cashing fees and other income as a percentage of total revenues decreased from 3% to 2% during the Nine-Month 2003 Period as compared to the Nine-Month 2002 Period.

      The receivables balance increased 21% from $28,641,000 at September 30, 2002 to $34,604,000 at September 30, 2003. Of the $5,963,000 increase, an increase of $2,420,000 was attributable to the 176 pawn stores and check cashing/short-term advance stores which were in operation as of September 30, 2003 and 2002 and an increase of $3,543,000 was attributable to growth at the 48 pawn and check cashing/short-term advance stores opened or acquired since September 30, 2002, net of closed stores. The aggregate receivables balance at September 30, 2003 was comprised of $22,917,000 of pawn loan receivables and $11,687,000 of short-term advance receivables, compared to $18,388,000 of pawn loan receivables and $10,253,000 of short-term advance receivables at September 30, 2002.

      Gross profit margins as a percentage of total merchandise sales were 41% during the Nine-Month 2003 Period as compared with 42% during the Nine-Month 2002 Period. The decrease in overall margins was primarily due to the increased volume of scrap jewelry sales, which generate lower margins. Retail merchandise margins, which do not include bulk scrap jewelry sales, increased from 44% to 45% over the same periods.

      Operating expenses increased 17% to $45,377,000 during the Nine-Month 2003 Period compared to $38,929,000 during the Nine-Month 2002 Period, primarily as a result of the net addition of 66 pawn stores and check cashing/short-term advance stores since January 1, 2002, which is a 41% increase in store count. The Company's net bad debt expense relating to short-term advances increased from $6,076,000 in the Nine-Month 2002 Period to $7,137,000 in the Nine-Month 2003 Period as a result of an increase in volume of short-term advances. Net bad debts as a percentage of short-term advance service charge revenues were 23% during the Nine-Month 2003 and 2002 Periods. Administrative expenses increased 28% to $10,855,000 during the Nine-Month 2003 Period compared to $8,471,000 during the Nine-Month 2002 Period. Increased costs for administrative/supervisory compensation and benefits, insurance, accounting and legal fees and other expenses necessary to support the Company's growth strategy and increase in store counts were offset by $767,000 in insurance recoveries related to a prior year store robbery claims. Interest expense decreased to $412,000 in the Nine-Month 2003 Period compared to interest expense of $698,000 in the Nine-Month 2002 Period as a result of lower average outstanding debt balances and lower average interest rates during the Nine-Month 2003 Period. Interest income increased to $467,000 in the Nine-Month 2003 Period compared to $427,000 in the Nine-Month 2002 Period.

      For the Nine-Month Period of 2003 and 2002, the Company's effective federal income tax rates of 38% and 36%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations, acquisitions and store openings have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company's Credit Facility provides a $25,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.1% at September 30, 2003) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's current leverage ratio, the margin is 1.375%, the most favorable rate provided under the terms of the agreement. The Company elected to reduce the total amount available under the facility from $30,000,000 to $25,000,000 during the Third Quarter of 2003. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2003 and November 7, 2003. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions, which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the
 Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of September 30, 2003, the Company's primary sources of liquidity were $13,665,000 in cash and cash equivalents, $34,604,000 in receivables, $15,011,000 in inventories and $14,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $54,787,000 as of September 30, 2003, and total liabilities to equity ratio of 0.26 to 1.

      The Company utilized positive cash flows from operations in the Nine-Month 2003 Period to fund investing and financing activities primarily related to opening new stores and reduction of debt. Net cash provided by operating activities of the Company during the nine months ended September 30, 2003 was $14,746,000, consisting primarily of net income of $10,515,000 plus non-cash adjustments for depreciation of $2,176,000 and stock option and warrant tax benefit of $3,298,000, plus an increase in accounts payable and accrued expenses of $1,721,000, net of an increase in inventory and prepaid expenses of $1,363,000 and $127,000, respectively, and an increase in accrued service charges and current and deferred taxes of $441,000 and $1,033,000 respectively. Net cash used by investing activities during the nine months ended September 30, 2003 was $4,619,000, which was primarily comprised of an increase in receivables of $3,675,000, cash paid for fixed asset additions of $3,352,000, net of a decrease in the receivable from the Cash & Go, Ltd. joint venture of $2,408,000. The year-to-date opening of 34 new stores in 2003 contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $9,197,000 during the nine months ended September 30, 2003, which primarily consisted of a decrease in the Company's debt of $18,502,000, net of repayments of notes receivable from officers of $4,228,000 and proceeds from exercises of stock options and warrants of $5,077,000.

      The Company funds  substantially all of  the working  capital needs  of
 Cash & Go, Ltd.   The Company's  net receivable from  the joint venture  was
 $4,943,000 at September 30, 2003.

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


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Statements

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements include, without limitation, the earnings per share discussion, the expectation of increased revenue growth and increased profitability, the expectation for additional store openings, and the anticipated effect of new accounting pronouncements. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, the ability to integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, changes in gold prices, changes in foreign currency exchange rates, future business decisions, other risks indicated in the Company's 2002 Annual Report to Stockholders and other uncertainties.

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

      The U.S. Office of Comptroller of the Currency has initiated enforcement actions that essentially eliminates the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state short-term advance loans. The Company does not currently maintain nor intend in the future to establish loan-servicing relationships with nationally chartered banks. The Federal Deposit Insurance Corporation, ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with loan servicers, enacted new examiner guidelines in July 2003 under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the new FDIC examiner guidelines. If the implementation of the FDIC's new guidelines were to ultimately restrict the ability of all or certain state banks to maintain relationships with loan servicers, it could have a materially adverse impact on the Company's operations and financial results.

      Legislation and regulatory developments at a state level continue to affect consumer-lending activities. While some states have recently enacted legislation that is favorable to short-term advance providers, other states are restricting, or attempting to restrict, short-term advance lending activities. The Company intends to continue, with others in the short-term advance industry, to oppose legislative or regulatory action that would prohibit or restrict short-term advances. But if legislative or regulatory action with that effect were taken on the federal level or in states such as Texas, in which the Company has a significant number of stores, that action could have a material adverse effect on the Company's short-term advance-related activities and revenues. There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended, which would materially, adversely impact the Company's operations and financial condition.

 Other

      Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, changes in competition from various sources including both financial services entities and retail businesses, the ability to integrate new stores, changes in governmental regulations, unforeseen litigation, changes in capital markets, changes in interest rates or tax rates, the ability to maintain a loan servicing relationship with an out-of-state bank necessary to generate service charges from short-term advances in the Texas market, future business decisions, changes in gold prices, changes in foreign currency exchange rates, other risks indicated in the Company's 2002 Annual Report to Stockholders and other uncertainties.


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


 ITEM 4.   CONTROLS AND PROCEDURES

    (a) Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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


 ITEM 2.  CHANGES IN SECURITIES

      During the period from January 1, 2003 through November 7, 2003, the Company issued 441,950 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $4,673,000 (including income tax effect) and issued warrants to purchase 270,000 shares of common stock at an average exercise price of $11.20, expiring in ten years.

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

      During the period from January 1, 2003 through November 7, 2003, the Company issued 706,750 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $5,875,000 (including income tax effect) and issued options to purchase 335,000 shares of common stock at an average exercise price of $18.55, expiring in ten years.


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

      (1) Exhibits:

          31.1 Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

          31.2 Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (2) Reports on Form 8-K:

          July 22, 2003      Item 9.  Regulation FD Disclosure
                             Item 12. Results of Operations and
                                      Financial Condition

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  November 7, 2003      FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)

                               /s/ PHILLIP E. POWELL
                               -----------------------
                               Phillip E. Powell
                               Chief Executive Officer

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