Form 10-K
period 2003-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2004-03-12
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

 (Mark One)
   [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the year ended December 31, 2003, or

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ___________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ X ] No [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on June 30, 2003, the last trading date of registrant's most recently completed second fiscal quarter is $101,474,089.

      As of March 8, 2004, there were 10,499,887 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 15, 2004 is incorporated by reference in
 Part III, Items 10, 11, 12 and 13.

                     FIRST CASH FINANCIAL SERVICES, INC.
                                  FORM 10-K

                     For the Year Ended December 31, 2003

                              TABLE OF CONTENTS
                              -----------------

 PART I

 Item 1.    Business.............................................     1
 Item 2.    Properties...........................................    10
 Item 3.    Legal Proceedings ...................................    10
 Item 4.    Submission of Matters to a Vote of Security Holders..    11


 PART II

 Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters................................    11
 Item 6.    Selected Financial Data .............................    12
 Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations................    14
 Item 7a.   Quantitative and Qualitative Disclosures About
              Market Risk........................................    20
 Item 8.    Financial Statements and Supplementary Data .........    21
 Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................    21
 Item 9a.   Controls and Procedures..............................    21


 PART III

 Item 10.   Directors and Executive Officers of the Registrant...    21
 Item 11.   Executive Compensation ..............................    21
 Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.........    22
 Item 13.   Certain Relationships and Related Transactions ......    22


 PART IV

 Item 14.   Principal Accounting Fees and Services...............    22
 Item 15.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K........................................    23


 SIGNATURES......................................................    24

                                    PART I
                                    ------

 Forward Looking Information

      This annual report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this annual report include, without limitation, the earnings per share discussion, the expectation of growth in the Company's pawn and short-term advance products and the expectation for additional store openings. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional, national or international economic conditions, the ability to open and integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, unforeseen litigation, changes in interest rates, changes in foreign currency exchange rates, changes in tax rates or policies, changes in gold prices, future business decisions and other uncertainties.


 Item 1.  Business
 -----------------

 General

      First Cash Financial Services, Inc. (the "Company") is a leading provider of specialty consumer finance products. The Company has 243 locations in eleven U.S. states and Mexico and is the nation's third largest publicly traded pawnshop operator. The Company's pawn stores engage in both consumer finance and retail sales activities and are a convenient source for small consumer loans, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Many of the Company's pawn stores offer short-term, unsecured advances ("short-term advances"), which are also known as payday loans.

      The Company also operates stand-alone check cashing/short-term advance stores in several U.S. states. These stores provide a broad range of consumer financial services products, including check cashing, short-term advances, money order sales, money transfers and bill payment services. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 40 kiosks located inside convenience stores, which offer short-term advances and check cashing.

      For the year ended December 31, 2003, the Company's revenues were derived as follows: 49% from pawn and short-term advance lending activities, 48% from merchandise sales, and 3% from other sources, primarily check cashing fees.

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

 Industry

      The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops being in the Southeast and Southwest. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest development of pawnshops. Management believes the pawnshop industry is highly fragmented with approximately 15,000 stores in the United States. The three publicly traded pawnshop companies currently operate less than 1,000 of the pawnshops in the United States. The Company believes that individuals operating one to three locations own the majority of pawnshops. Management further believes that the highly fragmented nature of the industry is due in part to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

      The short-term advance industry is a relatively new industry that is experiencing rapid growth. A leading industry analyst estimates that there are approximately 22,000 short-term advance locations throughout the United States. There are several privately held chains that operate from 100 to up approximately 2,000 stores each. The four largest publicly held operators of check cashing/short-term advance stores, which includes First Cash Financial Services, Inc., operate a combined total of approximately 2,500 stores. Some states have enacted formal check cashing laws which regulate the amount of fees that operators may charge for cashing checks, and in some cases states have regulated the amount of service charges that may be charged on small consumer advances, commonly referred to as "short-term advances."

 Business Strategy

      The Company's primary business plan is to significantly expand its operations by opening new pawnshops and check cashing/short-term advance stores. In addition, it will continue to remain focused on increasing the revenues and operating profits in its existing stores.

 New Store Openings

      The Company has opened 78 new pawn stores and 54 new check cashing/short-term advance stores since its inception and currently intends to open both additional pawn stores and check cashing/short-term advance stores in locations where management believes appropriate demand and other favorable conditions exist. During the years ended December 31, 2003, 2002 and 2001, the Company opened 31, 25 and 4 new pawn stores, respectively, and over the same three years, the Company opened 16, 13 and 14 new check cashing/short-term advance stores, respectively.

      Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be open for business within six to eight weeks. The investment required to open a new pawn store includes store operating cash, inventory, funds available for pawns loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $200,000 and $300,000 is required to fund a new pawn store for the first six months of operation. The Company also estimates that between $200,000 and $300,000 is required to fund a new check cashing/short-term advance store for the first six months of operation, which includes investments for leasehold improvements, security and computer equipment, funds available for short-term advances, store operating cash, and start-up losses.

      The Company currently plans to continue its expansion in existing markets, with the primary focus being in Texas and Mexico. The Company continues to evaluate new markets in other states with favorable demographics and regulatory environments. The Company has an organizational structure that it believes is capable of supporting a larger, multi-country and multi-state store base.

 Enhance Productivity of Existing and Newly Opened Stores

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

      The Company has implemented an employee training program for both store and corporate-level personnel that stresses productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully integrated functionality to support point-of-sale retail operations, inventory management and loan processing. Each store is connected on a real-time basis to a secured off-site data center located in Allen, Texas that houses the centralized database and operating system. The system provides management the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance with financial and operational controls. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near-term.

 Acquisitions

      Because of the highly fragmented nature of both the pawn industry and the check cashing/short-term advance industry, as well as the availability of "mom & pop" sole proprietors willing to sell their stores, the Company believes that certain acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of check cashing/short-term advance stores include the annual volume of transactions, location and condition of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's short-term advance product.

 Pawn Lending Activities

      The Company's pawn stores advance money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of jewelry, electronic equipment, tools, sporting goods and musical equipment. The pledged goods provide the only security to the Company for the repayment of the pawn, as pawns cannot result in personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. Receivables from pawn loans at December 31, 2003 and 2002 were $20,037,000 and $16,624,000, respectively.

      At the time a pawn transaction is entered into, an agreement, commonly referred to as a pawn ticket, is delivered to the borrower for signature that sets forth, among other items, the name and address of the pawnshop, borrower's name, borrower's identification number from his/her driver's license or other identification, date, identification and description of the pledged goods, including applicable serial numbers, amount financed, pawn service charge, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

      Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is earlier paid or renewed. In Maryland, Washington, D.C. and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, and 30 days in Maryland, Washington, D.C. and Mexico, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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

      The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service charges on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service charges of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington D.C., a flat $2 charge per month applies to all pawns up to $40, and an 18% to 60% annualized service charge applies to pawns of greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. As of December 31, 2003, the Company's average pawn per pawn ticket was approximately $61. Service charge revenues for pawns during the fiscal years ended December 31, 2003, 2002 and 2001 were $28,804,000, $21,723,000 and $19,714,000, respectively, and accounted for approximately 40%, 37% and 37%, respectively, of the Company's total service charge revenues. For the fiscal years ended December 31, 2003, 2002 and 2001, the Company's annualized yields on average pawn balances were 157%, 143% and 141%, respectively.

 Short-term Advance Activities

      The Company's check cashing/short-term advance stores and pawn stores, in selected markets, make unsecured, short-term advances for a term of thirty days or less. To qualify for a short-term advance, customers generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on their personal checking account for the amount of the advance, plus applicable fees. At maturity, the customer may either return to the store and pay off the advance with cash, in which case the check is returned to the customer, or the store can deposit the customer's check into its checking account. Receivables from short-term advances, net of bad debt valuation allowances, at December 31, 2003 and 2002 were $13,759,000 and $10,690,000, respectively.

      Fees charged for short-term advances are generally regulated by state law and range from 13.9% to 40% of the amount advanced per transaction. Service charge revenues for short-term advances during the fiscal years ended December 31, 2003, 2002 and 2001 were $42,939,000, $36,473,000 and
 $33,314,000, respectively, and accounted for approximately 60%, 63% and 63%, respectively, of the Company's total service charge revenues.

      The bank returns a significant number of customer short-term advance checks deposited by the Company; however, the Company subsequently collects a large percentage of these bad debts. The profitability of the Company's short-term advance operations is dependent upon adequate collection of these
 returned  items.   The  bad  debt  valuation  allowances  were  $462,000  and
 $422,000 at December  31, 2003  and 2002, respectively.   The  net bad  debt
 expenses associated with short-term advances during the fiscal years ended December 31, 2003, 2002 and 2001 were $9,878,000, $8,669,000 and $8,684,000, respectively, which represented 23%, 24% and 26%, respectively, of service charge revenues from short-term advances.

 Merchandise Sales

      The Company's merchandise sales are primarily retail sales to the general public in its pawn stores. The items retailed are primarily used jewelry, consumer electronics, tools, musical instruments and sporting goods. The Company also melts down limited quantities of scrap gold jewelry and sells the gold at market commodity prices. Total merchandise sales during the years ended December 31, 2003, 2002 and 2001 accounted for approximately 48%, 48% and 49%, respectively, of the Company's total revenues for these periods. For the years ended December 31, 2003, 2002 and 2001 the Company realized gross profit margins on merchandise sales of 41%, 42% and 36%, respectively.

      The Company acquires merchandise inventory primarily through forfeited pawns and purchases of used goods directly from the general public. Merchandise acquired by the Company through defaulted pawns is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service charges. Management believes that this practice lessens the likelihood that the Company will incur significant, unexpected inventory devaluations.

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

 Operations and Locations

       As of March 8, 2004, the Company operated stores in the following markets:

                                               Check cashing/
                                       Pawn  Short-term advance     Total
                                      Stores       Stores           Stores
                                      ------------------------------------
           District of Columbia (1).     2            7                9
           Washington...............     -            3                3
           Oregon...................     -            4                4
           Illinois.................     -           10               10
           California...............     -           15               15
           Maryland.................    21            -               21
           Missouri.................     3            -                3
           Oklahoma (1).............     3            -                3
           South Carolina (1).......     8            -                8
           Texas (1)................    59           37               96
           Virginia.................     2            -                2
           Mexico (2)...............    69            -               69
                                      ------------------------------------
                               Total   167           76              243
                                      ====================================

           (1) Pawn stores in these states also offer the short-term advance product.
           (2) See Note 15 of the Consolidated Financial Statements regarding geographic areas.

      In addition, at March 8, 2004, the Company's 50% owned joint venture, Cash & Go, Ltd. operated a total of 40 kiosks located inside convenience stores in the state of Texas.

      The Company seeks to establish clusters of several stores in a specific geographic area in order to achieve certain economies of scale relative to supervision, purchasing and marketing. In Texas, such clusters have been established in the Dallas/Fort Worth metropolitan area, the greater Houston metropolitan area, the Rio Grande Valley area, the Corpus Christi area, the El Paso area, the central Texas area (Austin, San Antonio and surrounding cities) and the west Texas area. Store clusters have also been established in the St. Louis, Missouri area, the Oklahoma City, Oklahoma area, in
 Washington, D.C. and its surrounding Maryland suburbs, in Baltimore, Maryland, in northern California, in the Chicago, Illinois area, in South Carolina, in the Pacific Northwest, and in northern Mexico.

 Pawn Store Operations

      The typical Company pawn store is a freestanding building or part of a small retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with a distinctive awning and a layout similar to a contemporary convenience store or video rental store. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

      The Company's computer system permits a store manager or clerk to recall rapidly the cost of an item in inventory, the date it was purchased as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked its stores to permit the Company's headquarters to more efficiently monitor each store's operations, including merchandise sales, service charge revenues, pawns written and redeemed, and changes in inventory.

      The Company attempts to attract retail shoppers seeking bargain prices through the use of seasonal promotions, special discounts for regular customers, prominent display of impulse purchase items such as jewelry and tools, tent sales and sidewalk sales, and a layaway purchasing plan. The Company attempts to attract and retain pawn customers by lending a competitive percentage of the estimated sale value of items presented for pledge and by providing quick financing, renewal and redemption services in an appealing atmosphere.

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

      The Company believes that profitability of its pawnshops is dependent, among other factors, upon its employees' ability to make pawns that achieve optimum redemption rates, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job pawn and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees, based, among other factors, on sales, gross profit and special promotional contests.

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

      Each check cashing/short-term loan store employs a manager, and between one and eight tellers, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area manager who typically oversees two to five store managers. Each supervisor reports to one of two regional vice-presidents.

      The kiosks operated by the Cash & Go, Ltd. joint venture are located inside convenience stores. Each kiosk is a physically secured area with its own counter space within the convenience store. Each kiosk is typically staffed by one or two employees at any point in time.

 Competition

      The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

      The Company competes primarily with other pawn store operators and check cashing/short-term advance operators. There are two publicly held pawnshop operators and one publicly held check cashing/short-term advance operator, all of which have more locations than the Company. There are several privately held operators of check cashing/short-term advance stores, some of which are significantly larger than the Company. In addition, both the pawnshop and check cashing/short-term advance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and short-term advances, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

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

 Governmental Regulation

 General

      The Company is subject to extensive regulation in most jurisdictions in which it operates, including jurisdictions that regulate pawn lending, short-term advance and check cashing. The Company's pawnshop and short-term advance operations in the United States are subject to, and must comply with, extensive regulation, supervision and licensing from various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, the general terms of the loans and the service charges and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to federal and state regulation relating to the reporting and recording of certain currency transactions. The Company's pawnshop operations in Mexico are also subject to, and must comply with, general business, tax and consumer protection regulations from various federal, state and local governmental agencies in Mexico. There can be no assurance that additional state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date which could inhibit the ability of the Company to offer pawn loans and short-term advances, significantly decrease the service charges for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant adverse effect on the Company's future prospects.

 State and Local Regulations

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

      Under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with copies of all daily transactions involving pawns and over-the-counter purchases. These daily transaction reports are designed to provide the local law enforcements officials with a detailed description of the goods involved, including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. If these ordinances are applicable, a copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawns or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners. Historically, the Company has not found these claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners.

      The Company also operates in states that have licensing, and/or fee regulations on check cashing and short-term advances, including California, Washington, Oklahoma, South Carolina, Oregon, Illinois and Washington, D.C. The Company is licensed in each of the states in which a license is currently required for it to operate as a check casher and/or short-term lender. In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

      In Texas, which does not have favorable short-term lending service charge rates, the Company has entered into an agreement with County Bank of Rehoboth Beach, Delaware, a federally insured state of Delaware chartered financial institution, to act as a loan servicer within the state of Texas for County Bank. The Company is licensed as a regulated servicing agent by the State of Texas. As compensation for the Company acting as County Bank's loan servicer, the Company is entitled to purchase a participation in the loans made by County Bank. The Company's ability to continue to maintain its current relationship with County Bank and to continue to service County Bank loans within the state of Texas is subject to County Bank's ability to continue to export its loan product to the state of Texas. There can be no assurance that County Bank will be able to continue to export its loan product to the state of Texas, and the bank's failure to do so could have a materially adverse impact on the Company's operations and financial condition.

 Federal Regulations

      The U.S. Office of Comptroller of the Currency has significantly restricted the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state short-term advance loans. The Company does not currently maintain nor intend in the future to establish loan-servicing relationships with nationally chartered banks. In 2003, the Federal Deposit Insurance Corporation ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with loan servicers, issued examiner guidelines under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the FDIC examiner guidelines. The ultimate effect of the new guidelines, which are still being implemented, on the Company's ability to offer short-term advances in Texas under its current loan servicing arrangement with County Bank is unknown at this time. If the FDIC's new guidelines ultimately restrict the ability of state banks to maintain relationships with loans servicers, it could have a materially adverse impact on the Company's operations and financial condition.

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

      The Money Laundering Suppression Act of 1994 added a section to the Bank Secrecy Act requiring the registration of "money services businesses," like the Company, that engage in check cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler's checks, and similar instruments. The purpose of the registration is to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The regulations require money services businesses to register with the Treasury Department by filing a form, adopted by the Financial Crimes Enforcement Network of the Treasury Department ("FinCEN"), and to re-register at least every two years thereafter. The regulations also require that a money services business maintain a list of names and addresses of, and other information about, its agents and that the list be made available to any requesting law enforcement agency (through FinCEN). The agent list must be updated annually.

      In March 2000, FinCEN adopted additional regulations, implementing the Bank Secrecy Act that is also addressed to money services businesses. These regulations require money services businesses, such as the Company, to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions - one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no business or lawful purpose.

      Under the USA PATRIOT Act passed by Congress in 2001, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls; (2) the designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. The United States Department of Treasury is expected to issue regulations specifying the appropriate features and elements of the anti-money laundering compliance programs for the pawnbrokering and short-term advance industries.

      The Gramm-Leach-Bliley Act requires the Company to generally protect the confidentiality of its customers' nonpublic personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers' nonpublic personal information with third parties. Such disclosure must be made to customers at the time the customer relationship is established, at least annually thereafter, and if there is a change in the Company's privacy policy.

      With respect to firearms sales, the Company must comply with the regulations promulgated by the Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms, which requires firearms dealers to maintain a permanent written record of all firearms that it receives or sells. The Company does not currently sell firearms to the public.

 Proposed Regulations

      Governmental action to prohibit or restrict short-term advances has been advocated over the past few years by consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for that type of short-term advance, which is higher than the interest generally charged by credit-card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize short-term advance activities as abusive toward consumers. During the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or restrict short-term advances.

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

 Employees

      The Company had approximately 1,531 employees as of March 8, 2004, including approximately 90 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd. had approximately 88 employees as of March 8, 2004. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

 First Cash Website

      The Company's primary website is at http://www.firstcash.com. The Company makes available, free of charge, at its corporate website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with the SEC.

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


 Item 2.  Properties
 -------------------

      The Company currently owns the real estate and buildings for three of its pawn stores and leases 257 pawn stores and check cashing/short-term advance locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of two to eight years with one or more options to renew. The Company's existing leases expire on dates ranging between 2004 and 2016. All current store leases provide for specified periodic rental payments ranging from approximately $800 to $9,100 per month.

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

      The Company currently leases approximately 14,000 square feet in Arlington, Texas for its executive offices. The lease, which expires March 31, 2005, currently provides for monthly rental payments of approximately $24,000. The Company's 50% owned joint venture, Cash & Go, Ltd. leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture's existing leases expire on dates ranging between 2004 and 2008. All current leases provide for specified periodic rental payments ranging from approximately $1,000 to $1,400 per month.


 Item 3.  Legal Proceedings
 --------------------------

      In May 2000, three plaintiffs filed a complaint against Famous Pawn, Inc., a wholly owned subsidiary of the Company, in the United States District Court for the District of Maryland (Northern Division). The allegations consisted of five counts: (1) violation of the federal Truth in Lending Act; (2) violation of the federal Racketeer Influenced and Corrupt Organizations Act; (3) violation of the Maryland Interest and Usury Statute;
 (4) violation of the Maryland Consumer Loan Law; and (5) violation of the Maryland Consumer Protection Act. In February 2003, the Company and plaintiffs reached a settlement of the complaint, which was subsequently approved by the District Court. Under the terms of the settlement as approved by the District Court, the plaintiffs agreed to dismiss all allegations and monetary claims made against the Company. The Company, in order to expedite the conclusion of this matter and avoid the expenses associated with a trial, agreed to pay the plaintiffs approximately $1,100,000, including the plaintiffs' legal fees, and forgive all the outstanding debt of such customers in the amount of approximately $800,000. The Company had previously reserved and expensed in prior years an amount equal to this settlement, and accordingly, the settlement has no impact on the Company's current operating results. The settlement was completed and funded in January 2004.

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


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2003.

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

                                                          Common Stock
                                                           Price Range
                                                      ---------------------
                                                       High           Low
                                                      -------       -------
      Year Ended December 31, 2002:
           Quarter Ended March 31, 2002..........     $  8.30       $  7.10
           Quarter Ended June 30, 2002...........       10.60          8.00
           Quarter Ended September 30, 2002......        9.57          6.99
           Quarter Ended December 31, 2002.......       11.00          7.85

      Year Ended December 31, 2003:
           Quarter Ended March 31, 2003..........     $ 10.72       $  8.56
           Quarter Ended June 30, 2003...........       15.14          9.95
           Quarter Ended September 30, 2003......       23.99         14.10
           Quarter Ended December 31, 2003.......       27.05         20.04

      On March 8, 2004, the closing sales price for the Common Stock as reported by the Nasdaq National Market was $36.00 per share. On March 8, 2004, there were approximately 55 stockholders of record of the Common Stock.

      No cash dividends have been paid by the Company on its Common Stock. The dividend and earning retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings, cash flows and financial position.


 Item 6.  Selected Financial Data
 --------------------------------

      The information below should be  read in conjunction with  Management's
 Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8.


                                                  Year Ended December 31,
                                   ----------------------------------------------------
                                     2003       2002       2001       2000       1999
                                   --------   --------   --------   --------   --------
                     (in thousands, except per share amounts and certain operating data)
 Income Statement Data:
  Revenues:
    Merchandise sales             $  69,808  $  56,916  $  53,893  $  53,177  $  50,071
    Service charges                  71,743     58,196     53,028     46,597     40,630
    Check cashing fees                2,749      2,659      2,264      2,216      2,184
    Other                             1,168      1,022      1,242      1,737      1,158
                                   --------   --------   --------   --------   --------
                                    145,468    118,793    110,427    103,727     94,043
                                   --------   --------   --------   --------   --------
  Cost of goods sold and expenses:
    Cost of goods sold               41,110     32,890     34,619     34,366     35,157
    Operating expenses               61,926     54,090     48,661     44,836     37,199
    Interest expense                    472        939      2,307      3,749      2,905
    Interest income                    (595)      (645)      (912)      (890)      (303)
    Depreciation                      3,019      2,548      2,283      2,612      1,527
    Amortization                          -          -      1,530      1,694      1,475
    Administrative expenses          14,807     11,580      9,420      8,217      6,739
                                   --------   --------   --------   --------   --------
                                    120,739    101,402     97,908     94,584     84,699
                                   --------   --------   --------   --------   --------
  Income before income taxes         24,729     17,391     12,519      9,143      9,344
  Provision for income taxes          9,397      6,451      4,507      3,476      3,097
                                   --------   --------   --------   --------   --------
  Income from continuing operations  15,332     10,940      8,012      5,667      6,247
                                   --------   --------   --------   --------   --------
  Discontinued operations
    Income (loss) from discontinued
      operations, net of taxes            -          -         33       (765)       231
    Loss on sale of subsidiary,
      net of tax                          -          -       (175)         -          -
                                   --------   --------   --------   --------   --------
  Income (loss) from discontinued
    operations                            -          -       (142)      (765)       231
                                   --------   --------   --------   --------   --------
  Cumulative effect of change
    in accounting principle,
    net of taxes                       (357)         -          -     (2,287)         -
                                   --------   --------   --------   --------   --------
  Net income                      $  14,975  $  10,940  $   7,870  $   2,615  $   6,478
                                   ========   ========   ========   ========   ========
 Net income per share:
  Basic
    Income from continuing
      operations                  $    1.64  $    1.24  $    0.92  $    0.64  $    0.72
    Income (loss) from
      discontinued operations             -          -      (0.02)     (0.08)      0.03
    Cumulative effect of change
      in accounting principle         (0.03)         -          -      (0.26)         -
                                   --------   --------   --------   --------   --------
    Net income                    $    1.61  $    1.24  $    0.90  $    0.30  $    0.75
                                   ========   ========   ========   ========   ========
  Diluted
    Income from continuing
      operations                  $    1.46  $    1.14  $    0.87  $    0.63  $    0.67
    Income (loss) from
      discontinued operations             -          -      (0.02)     (0.08)      0.03
    Cumulative effect of change
      in accounting principle         (0.03)         -          -      (0.26)         -
                                   --------   --------   --------   --------   --------
    Net income                    $    1.43  $    1.14  $    0.85  $    0.29  $    0.70
                                   ========   ========   ========   ========   ========
 Unaudited pro forma amounts
   assuming retroactive
   application of change in
   accounting principle:
    Revenues from continuing
      operations                  $ 152,162  $ 125,886  $ 117,260  $ 107,239  $  89,439
    Income from continuing
      operations                     15,362     10,790      7,951      5,564      5,535
    Basic earnings per share
      from continuing operations       1.65       1.22       0.91       0.63       0.64
    Diluted earning per share
      from continuing operations       1.46       1.12       0.86       0.63       0.60

 Operating Data:
  Company operated stores:
  Locations in operation:
    Beginning of the year               190        158        148        147        133
    Acquisitions                          -          -          7          2          4
    Opened                               47         38         11          2         10
    Consolidated/closed                  (2)        (6)        (8)        (3)         -
                                   --------   --------   --------   --------   --------
    End of the year                     235        190        158        148        147
                                   ========   ========   ========   ========   ========
 End of year location counts:
  Pawn stores                           160        131        112        116        114
  Check cashing/short-term
    advance stores                       75         59         46         32         33

  Pawn receivables                $  20,037  $  16,624  $  13,849  $  14,142  $  18,326
  Average pawn receivables
    balance per pawn store        $     125  $     127  $     124  $     122  $     161
  Average inventory per
    pawn store                    $      97  $     104  $     113  $     148  $     183
  Annualized inventory turnover        2.8x       2.7x       2.3x       1.8x       1.8x
  Gross profit percentage on
    merchandise sales                 41.1%      42.2%      35.8%      35.4%      29.8%

  Short-term advance receivables
    in pawn stores                $   3,414  $   3,550  $   4,200  $   3,911  $   2,193
  Average short-term advance
    receivables in pawn stores
    offering short-term advances         47         51         57         51         29
  Short-term advance receivables
    in check cashing/short-term
    advance stores (excluding
    Cash & Go, Ltd.)              $   8,609  $   7,140  $   5,507  $   3,990  $   3,933
  Average short-term advance
    receivables in check
    cashing/short-term advance
    stores (excluding Cash &
    Go, Ltd.)                           115        121        120        125        119

 Cash & Go, Ltd. joint venture
 kiosks:
   End of year location counts           40         59         59         32         10
   Short-term advance receivables $   1,736  $   1,790  $   1,885  $   1,364  $     228
   Average receivables balance
     per location                 $      43  $      30  $      32  $      43  $      23                       -

 Balance Sheet Data:
   Working capital                $  60,840  $  47,187  $   8,540  $  41,835  $  54,333
   Total assets                     140,064    130,999    122,806    119,118    128,847
   Long-term liabilities             11,955     33,525      5,277     44,833     55,560
   Total liabilities                 22,841     44,479     48,703     53,464     62,324
   Stockholders' equity             117,223     86,520     74,103     65,654     66,523


 Item 7.   Management's Discussion and Analysis of Financial Condition and
 -------------------------------------------------------------------------
 Results of Operations
 ---------------------

 General

      The Company's pawn store revenues are derived primarily from service charges on pawns, service charges from short-term, unsecured advances ("short-term advances") and the sale of unredeemed goods, or "merchandise sales." Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is earlier paid or renewed. In Maryland, Washington, D.C. and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, and 30 days in Maryland, Washington, D.C. and Mexico, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The statutory service charges on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service charges of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington D.C., a flat $2 charge per month applies to all pawns up to $40, and a, 18% to 60% annualized service charge applies to pawns of greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. The Company accrues pawn service charge revenue on a constant yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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

      Although the Company has had significant increases in revenues due primarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores, and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and bad debt and collection expenses for both check cashing and short-term advances. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.


                                      Year Ended December 31,
                                     ------------------------
                                     2003      2002      2001
                                     ----      ----      ----
 Income statement items as a
   percent of total revenues:
   Revenues:
     Merchandise sales ..........    48.0%     47.9%     48.8%
     Service charges ............    49.3      49.0      48.0
     Check cashing fees .........     1.9       2.1       2.1
     Other ......................     0.8       1.0       1.1
   Expenses:
     Operating expenses .........    42.6      45.5      44.1
     Interest expense ...........     0.3       0.8       1.3
     Interest income ............    (0.4)     (0.6)     (0.1)
     Depreciation ...............     2.1       2.1       2.0
     Amortization ...............     -         -         1.4
     Administrative expenses ....    10.2       9.7       8.5
   Gross profit as a percent of
     merchandise sales ..........    41.1      42.2      35.8


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

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In addition, effective December 31, 2003, the accompanying consolidated financial statements also include the accounts of Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The Company presently has a 50% ownership interest in the partnership, which it has historically accounted for by the equity method of accounting as neither partner has control. Through December 31, 2003, the Company recorded its 50% share of the partnership's earnings or losses in its consolidated financial statements. Effective December 31, 2003, when the Company adopted FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the Company included the balance sheet accounts of Cash & Go, Ltd., in its consolidated financial statements. The Company recorded a non-recurring change in accounting principle charge of $357,000 net of income tax benefit on December 31, 2003 in order to reflect the other partner's share of accumulated losses in the partnership.

      Receivables and income recognition - Receivables on the balance sheet consist of pawn and short-term advances. Pawns are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral (inventory), which is held for sale. Short-term advances are made for thirty days or less. The Company recognizes the service charges associated with short-term advances on a constant-yield basis over the term of the short-term advance.

      Bad Debts - An allowance is provided for losses on active short-term advances and service charges receivable based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charges receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charges receivable as of the default date, leaving only active advances in the reported balance. Net defaults and changes in the short-term advance allowance are charged to bad debt expense, which is included in operating expenses.

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

      Long-lived assets - Long-lived assets (i.e., property, plant and equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Management does not believe any assets have been impaired at December 31, 2003.

      Goodwill - Goodwill consists of the excess of purchase price over net assets acquired. Excess purchase price over net assets acquired was amortized on a straight-line basis over an estimated useful life of forty years through December 31, 2001, in June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective as of January 1, 2002. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional fair value impairment test and determined that no impairment of recorded goodwill existed at January 1, 2002. The Company has also determined that no impairment existed at December 31, 2002 and 2003. Subsequent impairment losses, if any will be reflected in operating income or loss in the consolidated statement of income for the period in which such loss is realized.


 Results of Operations

 Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

      Total revenues increased 22% to $145,468,000 for the fiscal year ended December 31, 2003 ("Fiscal 2003") as compared to $118,793,000 for the fiscal year ended December 31, 2002 ("Fiscal 2002"). The change resulted from an increase in revenues of $15,193,000 generated by the 85 pawn and check cashing/short-term advance stores which were opened during Fiscal 2002 and Fiscal 2003, an increase of $13,121,000 at the 150 stores which were in operation during all of Fiscal 2002 and Fiscal 2003, net of a decrease in revenues of $1,639,000 from the 8 stores closed or consolidated during Fiscal 2002 and Fiscal 2003. The Company attributes the increased revenues in its existing stores to the maturation of 18 stores opened in 2001 and to favorable economic and demographic trends that increased demand for the Company's products and services. Of the $26,675,000 increase in total revenues, 48%, or $12,892,000, was attributable to increased merchandise sales, 51%, or $13,547,000 was attributable to a net increase in service charges on pawn and short-term advances, the remaining 1%, or $236,000 was attributable to increased check cashing fees and other income. Service charges from short-term advances increased from $36,473,000 in Fiscal 2002 to $42,939,000 in Fiscal 2003, while service charges from pawns increased from $21,723,000 in Fiscal 2002 to $28,804,000 in Fiscal 2003. Of the
 $13,547,000 net increase in service charges, an increase of $6,466,000 was attributable to short-term advance service charges, while $7,081,000 was attributable to an increase in pawn service charges. As a percentage of total revenues, merchandise sales remained unchanged at 48% during Fiscal 2003 and Fiscal 2002, service charges remained unchanged at 49% during Fiscal 2003 and Fiscal 2002, and check cashing fees and other income remained unchanged at 3% during Fiscal 2003 and Fiscal 2002.

      The aggregate receivables balance increased 24% from $27,314,000 at December 31, 2002 to $33,796,000 at December 31, 2003. Of the $6,482,000
 increase, an increase of $1,736,000 was attributable to the consolidation of Cash & Go, Ltd., the Company's 50% owned joint venture, an increase of $1,803,000 was attributable to growth at the 47 pawn and check cashing/short-term advance stores opened since December 31, 2002, and an increase of $2,943,000 was attributable to the 188 pawn stores and check cashing/short-term advance stores, which were in operation as of December 31, 2003 and 2002. The aggregate receivables balance at December 31, 2003 was comprised of $20,037,000 of pawn loan receivables and $13,759,000 of short-term advance receivables, compared to $16,624,000 of pawn loan receivables and $10,690,000 of short-term advance receivables at December 31, 2002. The annualized yield on the average pawn loan receivables balance was 157% during Fiscal 2003 compared to 143% during Fiscal 2002. The annualized yield, net of bad debt expense, on the average short-term advance receivables balance was 270% during Fiscal 2003 compared to 273% during Fiscal 2002.

      Gross profit as a percentage of merchandise sales decreased from 42% during Fiscal 2002 to 41% during Fiscal 2003. Sales of scrap jewelry had a negative effect on gross profit margins during Fiscal 2002 and Fiscal 2003. Factoring out the negative impact of scrap jewelry sales, margins would have been 44% and 45% during Fiscal 2002 and Fiscal 2003, respectively.

      Operating expenses increased 14% to $61,926,000 during Fiscal 2003 compared to $54,090,000 during Fiscal 2002, primarily as a result of the net addition of 45 pawn stores and check cashing/short-term advance stores in Fiscal 2003, which is a 24% increase in store count. The Company's net bad debt expense relating to short-term advances increased from $8,669,000 in Fiscal 2002 to $9,878,000 in Fiscal 2003 as a result of the increased short-term advance service charges. Administrative expenses increased 28% to $14,807,000 during Fiscal 2003 compared to $11,580,000 during Fiscal 2002 due primarily to additional employee costs necessary to support the growth in store counts. Interest expense decreased to $472,000 in Fiscal 2003 compared to $939,000 in Fiscal 2002 as a result of lower average outstanding debt balances and lower average interest rates during Fiscal 2003. Interest income decreased to $595,000 in Fiscal 2003, compared to $645,000 in Fiscal 2002.

      For Fiscal 2003 and 2002, the Company's effective federal income tax rates of 38% and 37%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state income taxes, utilization of tax net operating loss carry forwards from acquisitions, and amortization of non-deductible intangible assets.

 Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

      Total revenues increased 8% to $118,793,000 for the fiscal year ended December 31, 2002 ("Fiscal 2002") as compared to $110,427,000 for the fiscal year ended December 31, 2001 ("Fiscal 2001"). The change resulted from an increase in revenues of $7,266,000 generated by the 56 pawn and check cashing/short-term advance stores which were opened during Fiscal 2001 and Fiscal 2002, an increase of $4,576,000 at the 134 stores which were in operation during all of Fiscal 2001 and Fiscal 2002, net of a decrease in revenues of $3,476,000 from the 14 stores closed or consolidated during Fiscal 2001 and Fiscal 2002. The Company attributes the increased revenues in its existing stores to favorable economic and demographic trends that increased demand for the Company's products and services. Of the $8,366,000 increase in total revenues, 36%, or $3,023,000, was attributable to increased merchandise sales, 62%, or $5,168,000 was attributable to a net increase in service charges on pawn and short-term advances, 5%, or $395,000 was attributable to increased check cashing fees, and the remaining decrease of $220,000, or 3%, was attributable to a decrease in other income. Service charges from short-term advances increased from $33,314,000 in Fiscal 2001 to $36,473,000 in Fiscal 2002, while service charges from pawns increased from $19,714,000 in Fiscal 2001 to $21,723,000 in Fiscal 2002. Of the
 $5,168,000 net increase in service charges, an increase of $3,159,000 was attributable to short-term advance service charges, while $2,009,000 was attributable to an increase in pawn service charges. As a percentage of total revenues, merchandise sales decreased from 49% to 48% during Fiscal 2002 as compared to Fiscal 2001, service charges increased from 48% to 49%, and check cashing fees and other income remained unchanged at 3% during Fiscal 2002 and Fiscal 2001.

      The aggregate receivables balance increased 16% from $23,556,000 at December 31, 2001 to $27,314,000 at December 31, 2002. Of the $3,758,000
 increase, an increase of $1,798,000 was attributable to growth at the 38 pawn and check cashing/short-term advance stores opened since December 31, 2001, and an increase of $1,960,000 was attributable to the 152 pawn stores and check cashing/short-term advance stores, which were in operation as of December 31, 2002 and 2001. The aggregate receivables balance at December 31, 2002 was comprised of $16,624,000 of pawn loan receivables and $10,690,000 of short-term advance receivables, compared to $13,849,000 of pawn loan receivables and $9,707,000 of short-term advance receivables at December 31, 2001. The annualized yield on the average pawn loan receivables balance was 143% during Fiscal 2002 compared to 141% during Fiscal 2001. The annualized yield, net of bad debt expense, on the average short-term advance receivables balance was 273% during Fiscal 2002 compared to 280% during Fiscal 2001.

      Gross profit as a percentage of merchandise sales increased from 36% during Fiscal 2001 to 42% during Fiscal 2002. Sales of scrap jewelry had a negative effect on gross profit margins during Fiscal 2001 and Fiscal 2002. Factoring out the negative impact of scrap jewelry sales, margins would have been 41% and 44% during Fiscal 2001 and Fiscal 2002, respectively.

      Operating expenses increased 11% to $54,090,000 during Fiscal 2002 compared to $48,661,000 during Fiscal 2001, primarily as a result of the net addition of 32 pawn stores and check cashing/short-term advance stores in Fiscal 2002, which is a 20% increase in store count. The Company's net bad debt expense relating to short-term advances decreased from $8,684,000 in Fiscal 2001 to $8,669,000 in Fiscal 2002 as a result of increased focus on collection efforts. Administrative expenses increased 23% to $11,580,000 during Fiscal 2002 compared to $9,420,000 during Fiscal 2001 due primarily to additional employee costs necessary to support the growth in store counts. Interest expense decreased to $939,000 in Fiscal 2002 compared to $2,307,000 in Fiscal 2001 as a result of lower average outstanding debt balances and lower average interest rates during Fiscal 2002. Interest income decreased to $645,000 in Fiscal 2002 compared to $912,000 in Fiscal 2001. Amortization expense was not recorded in Fiscal 2002 due to the January 1, 2002 implementation of a new accounting pronouncement, SFAS 142, which eliminated the amortization of goodwill. Amortization expense in Fiscal 2001 was $1,530,000.

      For Fiscal 2002 and 2001, the Company's effective federal income tax rates of 37% and 36%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state income taxes, utilization of tax net operating loss carry forwards from acquisitions, and amortization of non-deductible intangible assets.

 Liquidity and Capital Resources

      The Company's operations and growth have been financed with funds generated from operations and bank borrowings.

      The Company maintains a combined long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.1% at December 31, 2003) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2003, the Company had $19,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2003 and March 8, 2004. The Company is required to pay an annual commitment fee of 1/5 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      Subsequent to December 31, 2003, the Company renewed and extended its long-term line of credit. The Credit Facility now matures on April 15, 2006. In addition, certain terms in the agreement were modified. The interest rate margin added to the LIBOR rate is fixed at 1.375%. The annual commitment of the average daily-unused portion of Credit Facility commitment is reduced to 1/8 of 1%. As of March 8, 2004, the Company had repaid all amounts owed under the Credit Facility and had no interest-bearing debt outstanding.

      As of December 31, 2003, the Company's primary sources of liquidity were $15,847,000 in cash and cash equivalents, $3,918,000 in service charges receivable, $33,796,000 in receivables, $15,588,000 in inventories and $19,000,000 of available and unused funds under the Company's Credit
 Facility. The Company had working capital as of December 31, 2003 of $60,840,000 and liabilities to equity ratio of 0.2 to 1.

      The Company utilized positive cash flows from operations in 2003 to fund investing and financing activities primarily related to opening new stores, to fund growth of receivables and inventory balances in existing stores and to reduce outstanding debt. Net cash provided by operating activities of the Company during the year ended December 31, 2003 was $16,098,000, consisting primarily of income from continuing operations before non-cash depreciation of $18,351,000, less an increase in accrued service charges receivable and inventory of $553,000 and $1,940,000, respectively, in addition to a decrease in prepaid expenses and an increase in accounts payable of $167,000 and $545,000, respectively, net of an increase in deferred taxes of $472,000. Net cash used for investing activities during the year ended December 31, 2003 was $5,212,000, which was primarily comprised of cash used in increasing receivables of $4,746,000, cash paid for fixed asset additions of $5,202,000, net of a decrease in the Cash & Go, Ltd. joint venture receivable of $2,633,000 and the cash effect from consolidation of Cash & Go, Ltd. of $2,103,000. The opening of 47 new stores in 2003 contributed significantly to the increase in receivables and the volume of fixed asset additions. Net cash used by financing activities was $7,774,000 during the year ended December 31, 2003, which consisted of net repayments of the Company's debt of $23,502,000, net of a decrease in notes receivable from officers of $4,228,000 and proceeds, including tax benefit, from exercises of stock options and warrants of $11,500,000. The non-recurring cash flows from the repayment of the notes receivable from officers and the proceeds from exercises of stock options and warrants were utilized to reduce the Company's debt.

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

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 2004. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. During fiscal 2004, the
 Company currently  plans to  open 50  new stores,  comprised of  both  check cashing/short-term advance locations, primarily located in Texas, and pawnshops, primarily in Mexico. The majority of this expansion will be funded through operating cash flows. Management believes that the Company has the ability to obtain an increase to the Credit Facility if necessary to complete funding of the expansion plans. While the Company continually looks for, and is presented with potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between January 1, 2004 and March 8, 2004, the Company opened 1 new check cashing/short-term advance location and 9 pawnshops, while 2 pawnshops located in the U.S. were closed.

  Contractual Commitments.

  A tabular disclosure of contractual obligations at December 31, 2003 including Cash & Go, Ltd. is as follows:

                                        Payments due by period
                           -----------------------------------------------
                                            (in thousands)
                                       Less                         More
                                       than 1   1 - 3     3 - 5    than 5
                            Total      year     years     years     years
                            ------    ------    ------    ------    ------
  Long-term debt ......... $ 6,000   $     -   $ 6,000   $     -   $     -
  Operating leases .......  39,752     9,652    22,044     5,601     2,455
                            ------    ------    ------    ------    ------
       Total               $45,752   $ 9,652   $28,044   $ 5,601   $ 2,455
                            ======    ======    ======    ======    ======

 Off-Balance Sheet Arrangements

     As  of  December  31,  2003,  the  Company  had  no  off-balance   sheet
 arrangements.

 Inflation

      The Company does not believe that inflation has had a material effect on the amount of pawns and short-term advances made or unredeemed goods sold by the Company or its results of operation.

 Seasonality

      The Company's retail business is seasonal in nature with its highest volume of merchandise sales occurring during the first and fourth calendar quarters of each year. The Company's lending and short-term advance activities are also seasonal, with the highest volume of lending activity occurring during the third and fourth calendar quarters of each year.

 Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46(R) ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements are effective for the first period that ends after March 15, 2004, however, the Company has elected to adopt the requirements effective December 31, 2003.


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

 Interest Rate Risk

      The Company is exposed to market risk in the form of interest rate risk in regards to its long-term line of credit. As of March 8, 2004 the line of credit had no balance outstanding, therefore the Company's interest rate risk for 2004 is immaterial.

      The Company's cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows.

 Foreign Currency Risk

      A majority of the Company's pawn loans in Mexico are currently contracted and settled in U.S. dollars and therefore the Company bears limited exchange risk from its operations in Mexico. The Company maintained certain Mexican peso denominated pawn loan balances at December 31, 2003, which converted to a U.S. dollar equivalent of $879,000. The Company also maintained certain peso denominated bank balances at December 31, 2003, which converted to a U.S. dollar equivalent of $122,000. A 10% increase in the peso to U.S. dollar exchange rate would increase the Company's foreign currency translation exposure by approximately $100,000.

 Gold Price Risk

      A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of jewelry pledged as collateral by pawn customers. As a result, the Company's profit margins on existing jewelry inventories would be negatively impacted, as would be the potential profit margins on jewelry currently pledged as collateral by pawn customers in the event it is forfeited by the pawn customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.


 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

      The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 15(a)(1) and (2) of this report.


 Item 9.   Changes in and Disagreements with Accountants on Accounting and
 -------------------------------------------------------------------------
 Financial Disclosure
 --------------------

      There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the Company and Deloitte & Touche LLP requiring disclosure hereunder.


 Item 9a.  Controls and Procedures
 ---------------------------------

      Based on their evaluation as of December 31, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


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


 Item 12.  Security Ownership of Certain Beneficial Owners and Management and
 ----------------------------------------------------------------------------
 Related Stockholder Matters
 ---------------------------

 Equity Compensation Plan Information


      The following table gives information about the Company's common  stock that may be issued upon the exercise of options under its 1990 Stock  Option
 Plan (approved by the shareholders) and 1999 Stock Option Plan (approved  by the shareholders) as of December 31, 2003.  Additionally, the Company issues warrants to  purchase shares  of  common stock  to  certain key  members  of management, members of  the Board  of Directors  that are  not employees  or
 officers, and  to other  third parties.   The  issuance of  warrants is  not
 approved by shareholders, and each issuance is generally negotiated  between
 the Company  and such  recipients.   The  issuance  of warrants  to  outside
 consultants is accounted for using the  fair value method prescribed by  FAS
 No. 123.

                                                                          Number of securities
                                                                        remaining available for
                      Number of securities to     Weighted average       future issuance under
                      be issued upon exercise      exercise price      equity compensation plans
                      of outstanding options,  of outstanding options,   (excluding securities
                        warrants and rights      warrants and rights    reflected in column A)
 Plan Category                 (A)                     (B)                     (C)
 -------------                 ---                     ---                     ---
 Equity Compensation Plans
   Approved by Security
   Holders                    630,000                 $13.69                 1,088,000
 Equity Compensation Plans
   Not Approved by
   Security Holders         1,217,711                 $ 8.07                         -
                            ---------                                        ---------
     Total                  1,847,711                 $ 9.98                 1,088,000
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


 Item 14. Principal Accounting Fees and Services
 -----------------------------------------------
      The information required by this item is incorporated by reference from the information provided in the Company's proxy Statement under the discussion of the Company Audit Committee and under the item regarding shareholder ratification of the Company's independent accountants.



                                   PART IV
                                   -------

 Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 -------------------------------------------------------------------------
      (a)  The following documents are filed as a part of this report:

       (1) Consolidated Financial Statements:                   Page
           Independent Auditors' Report.......................   F-1
           Consolidated Balance Sheets........................   F-2
           Consolidated Statements of Income..................   F-3
           Consolidated Statements of Cash Flows..............   F-4
           Consolidated Statements of Changes in Stockholders'
             Equity...........................................   F-5
           Notes to Consolidated Financial Statements.........   F-6

      (b)  Reports on Form 8-K:
           October 22, 2003   Item 12. Results of Operations and
                                       Financial Condition.  The
                                       Company reported its financial
                                       results for its quarter ended
                                       September 30, 2003.

      (c)  Exhibits:
           3.1(4)     Amended Certificate of Incorporation
           3.2(5)     Amended Bylaws
           4.1(2)     Common Stock Specimen
           10.1(1)    First Cash, Inc. 1990 Stock Option Plan
           10.2(7)    Employment Agreement -- Rick Powell
           10.3(7)    Employment Agreement -- Rick L. Wessel
           10.4(11)   Employment Agreement -- Alan Barron
           10.5(3)    Acquisition Agreement -- Miraglia, Inc.
           10.6(4)    Acquisition Agreement for Twelve Pawnshops
                      in South Carolina
           10.7(4)    Acquisition Agreement for One Iron Ventures, Inc.
           10.8(4)    First Cash Financial Services, Inc. 1999 Stock
                      Option Plan
           10.9(8)    First Addendum to Executive Employment
                      Agreement - Rick Powell
           10.10(8)   First Addendum to Executive Employment
                      Agreement - Rick Wessel
           10.11(9)   Second Addendum to Executive Employment
                      Agreement - Rick Powell
           10.12(9)   Second Addendum to Executive Employment
                      Agreement - Rick Wessel
           10.13(11)  Third Addendum to Executive Employment
                      Agreement - Rick Powell
           10.14(11)  Third Addendum to Executive Employment
                      Agreement - Rick Wessel
           10.15(11)  First Addendum to Executive Employment
                      Agreement - Alan Barron
           10.16(10)   Executive Incentive Compensation Plan
           14.1(11)   Code of Ethics
           21.1(11)   Subsidiaries
           23.1(11)   Independent Auditors' Consent of Deloitte & Touche LLP
           31.1(11)   Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
           31.2(11)   Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1(11)   Certification of Chief Executive Officer Pursuant to
                      18 U.S.C. Section 1350 as adopted Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002
           32.2(11)   Certification of Chief Financial Officer Pursuant to
                      18 U.S.C. Section 1350 as adopted Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

 (1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
 (3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
 (4) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
 (5) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
 (6) Filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0 - 19133) and incorporated herein by reference.
 (7) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0 - 19133) and incorporated herein by reference.
 (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0 - 19133) and incorporated herein by reference.
 (9) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0 - 19133) and incorporated herein by reference.
 (10) Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 30, 2003.
 (11) Filed herewith.

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

                               FIRST CASH FINANCIAL SERVICES, INC.

                               /s/PHILLIP E. POWELL
                               --------------------------------------------
                               Phillip E. Powell, Chief Executive Officer
                               March 8, 2004

                               /s/R. DOUGLAS ORR
                               --------------------------------------------
                               R. Douglas Orr, Principal Accounting Officer
                               March 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                 Capacity                     Date
          ---------                 --------                     ----

    /s/PHILLIP E. POWELL       Chairman of the Board and     March 8, 2004
    ---------------------      Chief Executive Officer
    Phillip E. Powell

    /s/RICK L. WESSEL          Director, President,          March 8, 2004
    ---------------------      Secretary and Treasurer
    Rick L. Wessel


    /s/JOE R. LOVE             Director                      March 8, 2004
    ---------------------
    Joe R. Love


    /s/RICHARD T. BURKE        Director                      March 8, 2004
    ---------------------
    Richard T. Burke


    /s/TARA SCHUCHMANN         Director                      March 8, 2004
    ---------------------
    Tara Schuchmann

                         INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

 We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

 As described in Note 2, effective January 1, 2002, in connection with the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, the Company ceased amortization of goodwill. As described in Note 3, effective December 31, 2003, in connection with the adoption of Financial Accounting Standards Board Interpretation No. 46(R) Consolidation of Variable Interest Entities, the Company consolidated into its financial statements its 50% owned joint venture, Cash & Go, Ltd.



 DELOITTE LLP
 Fort Worth, Texas
 March 8, 2004

                     FIRST CASH FINANCIAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 December 31,   December 31,
                                                     2003           2002
                                                    -------        -------
                                             (in thousands, except share data)
                    ASSETS

 Cash and cash equivalents.....................    $ 15,847       $ 12,735
 Service charges receivable....................       3,918          3,174
 Receivables...................................      33,796         27,314
 Inventories...................................      15,588         13,648
 Prepaid expenses and other current assets.....         964          1,161
 Income taxes receivable.......................       1,613            109
                                                    -------        -------
  Total current assets ........................      71,726         58,141
 Property and equipment, net...................      14,418         11,750
 Goodwill......................................      53,237         53,194
 Receivable from Cash & Go, Ltd................           -          7,351
 Other.........................................         683            563
                                                    -------        -------
                                                   $140,064       $130,999
                                                    =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current portion of long-term debt.............    $      -       $    900
 Accounts payable .............................       1,054          1,104
 Accrued expenses..............................       9,832          8,950
                                                    -------        -------
  Total current liabilities ...................      10,886         10,954
 Revolving credit facility.....................       6,000         28,000
 Long-term debt, net of current portion........           -            602
 Deferred income taxes.........................       5,955          4,923
                                                    -------        -------
                                                     22,841         44,479
                                                    -------        -------
 Commitments and contingencies (see Note 11)

 Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding................................           -              -
  Common stock; $.01 par value; 20,000,000
    shares authorized; 10,765,568 and 9,525,368
    shares issued, respectively; 10,111,387 and
    8,871,187 shares outstanding, respectively          109             96
  Additional paid-in capital ..................      63,395         51,908
  Retained earnings ...........................      56,734         41,759
  Notes receivable from officers ..............           -         (4,228)
  Common stock held in treasury, at cost,
    654,181 shares ............................      (3,015)        (3,015)
                                                    -------        -------
                                                    117,223         86,520
                                                    -------        -------
                                                   $140,064       $130,999
                                                    =======        =======

                        The accompanying notes are an
          integral part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
                                       (in thousands, except per share amounts)

 Revenues:
    Merchandise sales .....................   $ 69,808   $ 56,916   $ 53,893
    Service charges .......................     71,743     58,196     53,028
    Check cashing fees ....................      2,749      2,659      2,264
    Other .................................      1,168      1,022      1,242
                                               -------    -------    -------
                                               145,468    118,793    110,427
                                               -------    -------    -------
 Cost of goods sold and expenses:
    Cost of goods sold ....................     41,110     32,890     34,619
    Operating expenses ....................     61,926     54,090     48,661
    Interest expense ......................        472        939      2,307
    Interest income .......................       (595)      (645)      (912)
    Depreciation ..........................      3,019      2,548      2,283
    Amortization ..........................          -          -      1,530
    Administrative expenses ...............     14,807     11,580      9,420
                                               -------    -------    -------
                                               120,739    101,402     97,908
                                               -------    -------    -------
 Income before income taxes ...............     24,729     17,391     12,519
 Provision for income taxes ...............      9,397      6,451      4,507
                                               -------    -------    -------
 Income from continuing operations.........     15,332     10,940      8,012
                                               -------    -------    -------
 Discontinued operations (see Note 14):
    Income from discontinued operations,
      net of tax...........................          -          -         33
    Loss on sale of subsidiary, net of tax.          -          -       (175)
                                               -------    -------    -------
    Loss from discontinued operations,
      net of tax ..........................          -          -       (142)
                                               -------    -------    -------
 Cumulative effect of change in accounting
   principle, net of tax (see Note 3) .....       (357)         -          -
                                               -------    -------    -------
 Net income ...............................   $ 14,975   $ 10,940   $  7,870
                                               =======    =======    =======
 Net income per share:
    Basic
      Income from continuing operations....   $   1.64   $   1.24   $   0.92
      Loss from discontinued operations....          -          -      (0.02)
      Cumulative effect of change
        in accounting principle ...........      (0.03)         -          -
                                               -------    -------    -------
      Net income...........................   $   1.61   $   1.24   $   0.90
                                               =======    =======    =======
    Diluted
      Income from continuing operations....   $   1.46   $   1.14   $   0.87
      Loss from discontinued operations....          -          -      (0.02)
      Cumulative effect of change
        in accounting principle ...........      (0.03)         -          -
                                               -------    -------    -------
      Net income...........................   $   1.43   $   1.14   $   0.85
                                               =======    =======    =======

                        The accompanying notes are an
          integral part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
                                                       (in thousands)
 Cash flows from operating activities:
  Income before discontinued operations and
    change in accounting principle .......... $ 15,332   $ 10,940   $  8,012
  Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation and amortization .........    3,019      2,548      3,813
      Income from discontinued operations ...        -          -        592

  Changes in operating assets and
    liabilities, net of effect of Cash & Go,
    Ltd., consolidation and acquisition:
      Service charges receivable ............     (553)      (357)       (89)
      Inventories ...........................   (1,940)      (967)     4,687
      Prepaid expenses and other assets .....      167         41       (746)
      Accounts payable and accrued expenses..      545         13      3,509
      Current and deferred income taxes .....     (472)     1,579       (107)
                                               -------    -------    -------
    Net cash flows from operating activities    16,098     13,797     19,671
                                               -------    -------    -------
 Cash flows from investing activities:
   Net increase in receivables ..............   (4,746)    (3,758)    (1,110)
   Purchases of property and equipment.......   (5,202)    (4,264)    (1,891)
   Acquisition of existing operations........        -          -     (1,394)
   Consolidation of Cash & Go, Ltd...........    2,103          -          -
   Proceeds from sale of discontinued
     operations..............................        -          -        230
   (Increase) decrease in receivable from
     Cash & Go, Ltd..........................    2,633       (278)    (2,775)
                                               -------    -------    -------
   Net cash flows from investing activities..   (5,212)    (8,300)    (6,940)
                                               -------    -------    -------
 Cash flows from financing activities:
   Proceeds from debt .......................        -      7,000     14,200
   Repayments of debt .......................  (23,502)   (12,491)   (22,869)
   Notes receivable from officers ...........    4,228        823        775
   Purchase of treasury stock ...............        -          -       (500)
   Proceeds from exercise of options and
     warrants................................   11,500        654        304
                                               -------    -------    -------
   Net cash flows from financing activities     (7,774)    (4,014)    (8,090)
                                               -------    -------    -------
 Change in cash and cash equivalents.........    3,112      1,483      4,641
 Cash and cash equivalents at beginning
   of the year...............................   12,735     11,252      6,611
                                               -------    -------    -------
 Cash and cash equivalents at end of the year $ 15,847   $ 12,735   $ 11,252
                                               =======    =======    =======

 Supplemental disclosure of
   cash flow information:
   Cash paid during the year for:
    Interest ................................ $    498   $    964   $  2,394
                                               =======    =======    =======
    Income taxes ............................ $  4,256   $  4,907   $  4,533
                                               =======    =======    =======
 Supplemental disclosure of non-cash
  investing and financing activities:
   Non-cash transactions in connection with
    acquisition:
      Fair market value of assets acquired
        and goodwill......................... $      -   $      -   $  2,302
        Less assumption of liabilities and
          costs of acquisition...............        -          -       (908)
                                               -------    -------    -------
      Net cash paid.......................... $      -   $      -   $  1,394
                                               =======    =======    =======
   Non-cash transactions in connection with
    consolidation of Cash & Go, Ltd.:
     Fair market value of assets consolidated $  4,648   $      -   $      -
       Less assumption of liabilities from
         consolidation.......................   (5,791)         -          -
                                               -------    -------    -------
 Net liabilities resulting from consolidation $ (1,143)  $      -   $      -
                                               =======    =======    =======

   The accompanying notes are an integral part of these consolidated financial statements.


                                 FIRST CASH FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                           Notes
                                  Common Stock  Additional  Preferred Stock             Receivable   Treasury Stock
                                 --------------   Paid-in   ---------------   Retained     From      --------------
                                 Shares  Amount   Capital   Shares   Amount   Earnings   Officers    Shares  Amount     Total
                                 ------  ------   -------   ------   ------   --------   --------    ------  ------    -------
                                                             (in thousands)
 Balance at December 31, 2000     9,321  $   93  $ 50,953        -        -  $  22,949  $  (5,826)      525 $(2,515)  $ 65,654
   Exercise of stock options
     and warrants, including
     income tax benefit of $22       97       2       302        -        -          -          -         -       -        304
   Notes receivable from
     officers                         -       -         -        -        -          -        775         -       -        775
   Purchase of treasury stock         -       -         -        -        -          -          -       129    (500)      (500)
   Net income                         -       -         -        -        -      7,870          -         -       -      7,870
                                 ------  ------   -------   ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2001     9,418      95    51,255        -        -     30,819     (5,051)      654  (3,015)    74,103
   Exercise of stock options
     and warrants, including
     income tax benefit of $229     107       1       653        -        -          -          -         -       -        654
   Notes receivable from
     officers                         -       -         -        -        -          -        823         -       -        823
   Net income                         -       -         -        -        -     10,940          -         -       -     10,940
                                 ------  ------   -------   ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2002     9,525      96    51,908        -        -     41,759     (4,228)      654  (3,015)    86,520
  Exercise of stock options
    and warrants, including
    income tax benefit of $5,408  1,241      13    11,487        -        -          -          -         -       -     11,500
   Notes receivable from
     officers                         -       -         -        -        -          -      4,228         -       -      4,228
   Net income                         -       -         -        -        -     14,975          -         -       -     14,975
                                 ------  ------   -------   ------   ------   --------   --------    ------  ------    -------
 Balance at December 31, 2003    10,766 $   109  $ 63,395        -        -  $  56,734  $       -       654 $(3,015)  $117,223
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


                       FIRST CASH FINANCIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

      First Cash Financial Services, Inc. (the "Company") was incorporated in Texas on July 5, 1988 and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores which lend money on the collateral of pledged personal property, and which retail previously-owned merchandise acquired through pawn forfeitures. In addition to making short-term secured pawns, most of the Company's pawn stores offer short-term unsecured advances ("short-term advances"). The Company also operates check cashing/short-term advance stores that provide short-term advances, check cashing services, and other related financial services. As of December 31, 2003, the Company owned and operated 160 pawn stores and 75 check cashing/short-term advance stores. In addition the Company is a 50% owner of Cash & Go, Ltd., a Texas limited partnership that owns and operates 40 financial services kiosks inside convenience stores.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies followed in the preparation of these financial statements.

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. In addition, effective December 31, 2003, the accompanying consolidated financial statements also include the balance sheet accounts of Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The operating results of the partnership will be included in the consolidated financial statements effective January 1, 2004. All significant intercompany accounts and transactions have been eliminated (See Note 3).

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

      Bad Debts - An allowance is provided on current short-term advances and service charges receivable, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charges receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charges receivable as of the default date. Net defaults and changes in the short-term advance allowance are charged to bad debt expense, which is included in operating expenses. Bad debt expense for the years ended December 31, 2003, 2002 and 2001 was $9,878,000, $8,669,000
 and $8,684,000, respectively.

      Operating expenses - Costs incurred in operating the pawn stores and check cashing/short-term advance stores have been classified as operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, net returned checks, utilities, cash shortages and other costs incurred by the stores.

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

      Goodwill - Goodwill consists of the excess of purchase price over net assets acquired. Excess purchase price over net assets acquired was amortized on a straight-line basis over an estimated useful life of forty years through December 31, 2001. In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which was effective as of January 1, 2002. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional fair value impairment test and determined that no impairment of recorded goodwill existed at January 1, 2002. The Company has also determined that no impairment existed at December 31, 2002 and 2003. Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of income for the period in which such loss is realized. Had the Company been accounting for its goodwill under SFAS No. 142 for the years ended December 31, 2003, 2002 and 2001, the
 Company's net income would have been as follows (in thousands, except per share data):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
 Reported net income                          $ 14,975   $ 10,940   $  7,870
 Add: amortization of costs in excess
   of net assets acquired, net of tax                -          -        979
                                               -------    -------    -------
    Adjusted net income                       $ 14,975   $ 10,940   $  8,849
                                               =======    =======    =======
 Basic earnings per share:
    Reported net income                       $   1.61   $   1.24   $   0.90
    Adjusted net income                       $   1.61   $   1.24   $   1.01

 Diluted earnings per share:
    Reported net income                       $   1.43   $   1.14   $   0.85
    Adjusted net income                       $   1.43   $   1.14   $   0.96


      Long-lived assets  -  Long-lived  assets  (i.e.,  property,  plant  and equipment and intangible assets with definite lives) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Management does not believe that any impairments exist at December 31, 2003.

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

      Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2003, 2002 and 2001, was $1,567,000, $1,332,000 and
 $1,070,000, respectively.

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

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
      Net income, as reported................ $ 14,975   $ 10,940   $  7,870
      Less: Stock-based employee compensation
        determined under the fair value
        requirements of SFAS 123, net of
        income tax benefits..................    2,261      1,252        899
                                               -------    -------    -------
      Pro forma net income................... $ 12,714   $  9,688   $  6,971
                                               =======    =======    =======
      Earnings per share:
        Basic, as reported................... $   1.61   $   1.24   $   0.90
        Basic, pro forma..................... $   1.36   $   1.10   $   0.80

        Diluted, as reported................. $   1.43   $   1.14   $   0.85
        Diluted, pro forma................... $   1.21   $   1.01   $   0.75


      Pursuant to the requirements of SFAS 123, the weighted-average fair value of the individual employee stock options and warrants granted during 2003, 2002 and 2001 have been estimated as $8.89, $4.66 and $2.90, respectively, on the date of the grant. The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:


                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
      Dividend yield..............                   -          -          -
      Volatility..................                54.0%     58.0%      55.0%
      Risk-free interest rate.....                 3.5%      3.5%       3.8%
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

 The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
    Numerator:
     Net income for calculating
       basic and diluted earnings per share   $ 14,975   $ 10,940   $  7,870
                                               =======    =======    =======
    Denominator:
     Weighted-average common shares for
       calculating basic earnings per share 9,324 8,833 8,699 Effect of dilutive stock options
       and warrants                              1,180        794        569
                                               -------    -------    -------
     Weighted-average common shares for
       calculating diluted earnings per share   10,504      9,627      9,268
                                               =======    =======    =======

    Basic earnings per share                  $   1.61   $   1.24   $   0.90
    Diluted earnings per share                $   1.43   $   1.14   $   0.85


      Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates.

      Reclassification - Certain amounts for the year ended December 31, 2002 have been reclassified in order to conform to the 2003 presentation.


 NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

      In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.

      The Company has a 50% ownership interest in a joint venture, Cash & Go, Ltd., a Texas limited partnership, which owns and operates 40 check cashing/short-term advance kiosks inside convenience stores. The Company has historically accounted for its share of the joint venture's operating results using the equity method of accounting, as neither joint venture partner has control. Through December 31, 2003 the Company has recorded its 50% share of the partnership's earnings or losses in its consolidated financial statements. As defined in FIN 46, Cash & Go, Ltd. meets the requirements of a variable interest entity that must be consolidated by the Company. The Company implemented FIN 46 on December 31, 2003 at which time it recorded a change in accounting principle charge of $357,000, net of income tax benefit, which was necessary to recognize the other joint venture partner's share of the Cash & Go, Ltd.'s accumulated operating losses as part of the initial consolidation accounting. As of December 31, 2003, the Company's consolidated balance sheet includes the assets and liabilities of Cash & Go, Ltd., net of intercompany accounts, including the loan described below, which have been eliminated. The operating results of Cash & Go, Ltd. will be included in the Company's consolidated operating results effective for accounting periods beginning January 1, 2004.

      The Company funds substantially all of the working capital requirements of Cash & Go, Ltd. in the form of a loan to the joint venture. This loan is callable at any time by the Company, bears interest at the prime rate plus 5%, and is secured by substantially all of Cash & Go, Ltd.'s assets. Summarized financial information for Cash & Go, Ltd. as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                  December 31,  December 31,
                                                      2003          2002
                                                    -------       -------
                                                        (in thousands)
      Current assets ..........................    $  4,120      $  6,191
      Non-current assets  .....................         528           950
      Current note payable to First Cash
        Financial Services, Inc................      (5,504)       (7,972)
      Other current liabilities ...............        (287)         (411)
                                                    -------       -------
          Net liabilities .....................    $ (1,143)     $ (1,242)
                                                    =======       =======

    Company's net receivable from Cash & Go, Ltd.:
          Note receivable from Cash & Go, Ltd..    $  5,504      $  7,972
          Company's share of net liabilities ..        (572)         (621)
                                                    -------       -------
                                                   $  4,932      $  7,351
                                                    =======       =======

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
                                                       (in thousands)

      Revenues .....................          $  6,694   $  7,093   $  6,788
      Expenses .....................             6,596      7,571      6,979
                                               -------    -------    -------
      Net income (loss) before taxes          $     98   $   (478)  $   (191)
                                               =======    =======    =======
      Company's share of pretax net income
      (loss), as accounted for using the
      equity method through December 31, 2003 $     49   $   (239)  $    (96)
                                               =======    =======    =======


 Had the Company been accounting for its investment in Cash & Go, Ltd. under FIN 46 for the years ended December 31, 2003, 2002 and 2001, the Company's net income would have been as follows (in thousands, except per share data):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------

      Reported net income                     $ 14,975   $ 10,940   $  7,870
      Additional net income (loss) related
        to consolidation of Cash & Go,
        Ltd., net of tax                           387       (150)       (61)
                                               -------    -------    -------
         Adjusted net income                  $ 15,362   $ 10,790   $  7,809
                                               =======    =======    =======
      Basic earnings per share:
         Reported net income                  $   1.61   $   1.24   $   0.90
         Adjusted net income                  $   1.65   $   1.22   $   0.90

      Diluted earnings per share:
         Reported net income                  $   1.43   $   1.14   $   0.85
         Adjusted net income                  $   1.46   $   1.12   $   0.84


 NOTE 4 - BUSINESS ACQUISITIONS

      In December 2001, the Company acquired 100% of the outstanding common stock of WR Financial, Inc., which operated seven stores in Texas, for a total purchase price of $1,394,000, paid in cash. The Company financed substantially all of the cash purchase price for this acquisition through its Credit Facility. The purchase price for this acquisition was determined based upon the volume of annual pawn and sales transactions, outstanding receivable balances, inventory on hand, location and condition of the facilities, and projected future operating results.

      Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill, net of accumulated amortization, resulting from acquisitions was $53,237,000 and $53,194,000 as of December 31, 2003 and 2002, respectively. The results of operations of the acquired companies are included in the consolidated financial statements from their respective dates of acquisition.


 NOTE 5 - RELATED PARTY TRANSACTIONS

      As of December 31, 2002, the Company had notes receivable outstanding from certain of its officers totaling $4,228,000. Repayment of these notes was completed during Fiscal 2003. The notes bore interest at 3%.


 NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                  December 31,  December 31,
                                                      2003          2002
                                                    -------       -------
        Land ............................          $    672      $    672
        Buildings .......................             1,002         1,002
        Leasehold improvements ..........             1,792         1,794
        Furniture, fixtures and equipment            26,405        20,109
                                                    -------       -------
                                                     29,871        23,577
        Less:  accumulated depreciation..           (15,453)      (11,827)
                                                    -------       -------
                                                   $ 14,418      $ 11,750
                                                    =======       =======

 NOTE 7 - ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

                                                  December 31,  December 31,
                                                      2003          2002
                                                    -------       -------
        Money orders and wire transfers payable    $    726      $    791
        Accrued compensation ..................       2,979         2,692
        Layaway deposits ......................       1,655         1,382
        Sales and property taxes payable.......       1,144           959
        Lending activity settlements payable          1,462         1,123
        Other .................................       1,866         2,003
                                                    -------       -------
                                                   $  9,832      $  8,950
                                                    =======       =======


 NOTE 8 - REVOLVING CREDIT FACILITY

      The Company maintains a combined long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on August 9, 2005 and bears interest at the prevailing LIBOR rate (which was approximately 1.1% at December 31, 2003) plus an applicable margin based on a defined leverage ratio for the Company. Based on the Company's existing leverage ratio, the margin is currently 1.375%, the most favorable rate provided under the terms of the agreement. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2003, the Company had $19,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2003 and March 8, 2004. The Company is required to pay an annual commitment fee of 1/5th of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions which will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      Subsequent to December 31, 2003, the Company renewed and extended its long-term line of credit. The Credit Facility now matures on April 15, 2006. In addition, certain terms in the agreement were modified. The interest rate margin added to the LIBOR rate is fixed at 1.375%. The annual commitment fee on the average daily unused portion of Credit Facility commitment is reduced to 1/8th of 1%.


 NOTE 9 - LONG-TERM DEBT

 Long-term debt consists of the following (in thousands, except payment information):

                                                  December 31,  December 31,
                                                      2003          2002
                                                    -------       -------
  Note payable to a bank; bearing interest at
    LIBOR plus 2%; monthly principal and interest
    payments of $5,257; retired in June 2003       $      -      $    392
  Note payable to a bank; bearing interest at
    LIBOR plus 2%; monthly principal and interest
    payments of $5,518; retired in June 2003              -           310
  Notes payable to five former shareholders of
    Miraglia, Inc.; bearing interest at 7%;
    quarterly principal payments of $300,000
    and quarterly interest payments based upon
    the unpaid balance; retired in July 2003.             -           800
                                                    -------       -------
                                                          -         1,502
      Less: current portion                               -          (900)
                                                    -------       -------
                                                   $      -      $    602
                                                    =======       =======
 NOTE 10 - INCOME TAXES

      Components of the provision for income taxes consist of the following (in thousands):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
       Current:
          Federal ...................         $  7,495   $  4,437   $  2,609
          State and foreign .........              870        760      1,042
                                               -------    -------    -------
                                                 8,365      5,197      3,651
       Deferred .....................            1,032      1,254        856
                                               -------    -------    -------
                                              $  9,397   $  6,451   $  4,507
                                               =======    =======    =======

      The principal current and non-current deferred tax liabilities consist of the following at December 31, 2003 and 2002 (in thousands):


                                                  December 31,  December 31,
                                                      2003          2002
                                                    -------       -------
       Deferred tax liabilities (assets):
         Intangible asset amortization ....        $  6,120      $  4,951
         Depreciation .....................           1,248         1,181
         Inventory tax-basis difference ...          (1,520)       (1,288)
         State income tax effect of
           deferred tax items .............             329           272
         Legal accruals ...................            (430)         (430)
         Other ............................             208           237
                                                    -------       -------
            Net deferred tax liability ....        $  5,955      $  4,923
                                                    =======       =======
       Reported as:
         Non-current liabilities -
           deferred income taxes...........        $  5,955      $  4,923
                                                    =======       =======


 The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes. The following is a reconciliation of such differences (in thousands):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
       Tax at the federal statutory rate      $  8,408   $  5,913   $  4,256

       State and foreign income taxes,
         net of federal tax benefit                558        400        646
       Other, net                                  431        138       (395)
                                               -------    -------    -------
                                              $  9,397   $  6,451   $  4,507
                                               =======    =======    =======

 NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to ten years. Most facility leases contain renewal and/or purchase options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

                 Fiscal
                 ------
                  2004  ...............   $  9,652
                  2005 ................      8,668
                  2006 ................      7,389
                  2007 ................      5,987
                  2008 ................      3,577
                  Thereafter ..........      4,479
                                           -------
                                          $ 39,752
                                           =======

      Rent  expense  under  such   leases  was  $8,664,000,  $7,251,000   and
 $6,515,000  for  the  years  ended  December   31,  2003,  2002  and   2001,
 respectively.

      In May 2000, three plaintiffs filed a complaint against Famous Pawn, Inc., a wholly owned subsidiary of the Company, in the United States District Court for the District of Maryland (Northern Division). The allegations consisted of five counts: (1) violation of the federal Truth in Lending Act; (2) violation of the federal Racketeer Influenced and Corrupt Organizations Act; (3) violation of the Maryland Interest and Usury Statute;
 (4) violation of the Maryland Consumer Loan Law; and (5) violation of the Maryland Consumer Protection Act. In February 2003, the Company and plaintiffs reached a settlement of the complaint, which was subsequently approved by the District Court. Under the terms of the settlement, the plaintiffs agreed to dismiss all allegations and monetary claims made against the Company. The Company, in order to expedite the conclusion of this matter and avoid the expenses associated with a trial, agreed to pay the plaintiffs approximately $1,100,000, including the plaintiffs' legal fees, and forgive all the outstanding debt of such customers in the amount of approximately $800,000. The Company had previously reserved and expensed in prior years an amount equal to this settlement, and accordingly, the settlement has no impact on the Company's 2003 operating results. The settlement was completed and funded in January 2004.

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


 NOTE 12 - EMPLOYEE STOCK OPTION PLAN AND OUTSTANDING WARRANTS

      On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of
 Common Stock authorized and reserved for issuance under the 1990 Plan is 250,000 shares. The exercise price for each stock option granted under the 1990 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1990 Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of December 31, 2003, no options to purchase shares of Common Stock were available for grant under the 1990 Plan. Options to purchase 1,000 shares were vested at December 31, 2003.

      On January 14, 1999, the Company's shareholders adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the 1999 Plan is 2,500,000 shares. The exercise price for each stock option granted under the 1999 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1999 Plan have a maximum duration of ten years unless, in the case of incentive stock options, the optionee owns at least 10% of the total combined voting power of all classes of capital stock of the Company, in which case the maximum duration is five years. As of December 31, 2003, options to purchase 1,088,000 shares of Common Stock were available for grant under the 1999 Plan. Options to purchase 478,000 shares of common stock under the 1999 Plan were vested as of December 31, 2003.

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

      Stock option and warrant activity for fiscal 2001, 2002 and 2003 is summarized in the accompanying chart (in thousands, except exercise price).

                                                             Exercisable
                                                          -----------------
                                                                  Weighted
                                             Weighted             Average
                                             Average              Exercise
                       Options Warrants  Exercise Price  Number    Price
                       ------- --------  --------------  ------    -----
  December 31, 2000     1,051    1,261       $ 6.92       1,816   $ 6.28
    Granted               270       65         4.48
    Exercised             (84)     (13)        3.12
    Cancelled             (57)    (310)       11.24
                        -----    -----
  December 31, 2001     1,180    1,003         5.99       1,689     5.30
    Granted               130      522         8.00
    Exercised             (62)     (45)        4.13
    Cancelled            (137)     (90)       10.56
                        -----    -----
  December 31, 2002     1,111    1,390         6.18       2,186     6.01
    Granted               335      270        15.27
    Exercised            (798)    (442)        4.91
    Cancelled             (18)       -         8.00
                        -----    -----
  December 31, 2003       630    1,218       $ 9.98       1,642   $ 9.67
                        =====    =====

      Options and warrants outstanding as of December 31, 2003 are as follows (in thousands, except exercise price and life):

                           Total Warrants
                 Exercise       and         Remaining     Currently
                  Price       Options         Life       Exercisable
                  -----       -------         ----       -----------
                  $2.00          14            2.4            14
                   2.00          50            7.0            50
                   4.00           9            2.4             9
                   4.00           5            7.1             -
                   4.63          17            2.4            17
                   4.63         202            7.1           202
                   8.00          14            1.3            14
                   8.00          16            4.2            16
                   8.00         436            8.3           340
                   8.00          10            8.8             -
                   8.00         260            9.2           260
                  10.00          14            2.4            14
                  10.00         195            5.3           195
                  10.00          40            9.1            20
                  10.00         230            9.3           230
                  12.00          11            2.4            11
                  13.00          40            9.4            40
                  20.05         285            9.8           210
                              -----                        -----
                              1,848                        1,642
                              =====                        =====


 NOTE 13 - FIRST CASH 401(k) PLAN

      The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee and company contributions are paid to a corporate trustee and invested in various funds. Contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $213,000, $220,000 and $162,000 for the years ended December 31, 2003, 2002 and 2001, respectively.


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

      The condensed statements of operations relating to the discontinued software operations for the year ended December 31, 2001 is presented below:


       Revenues                      $ 1,897
       Costs and expenses              1,846
                                      ------
       Income before income taxes         51
       Income tax expense                 18
                                      ------
       Net income                    $    33
                                      ======



 NOTE 15 - GEOGRAPHIC AREAS

 The Company manages its business on the basis of one reportable segment. See
 Note 1 for a brief description of the Company's business. Long-lived assets include all non-current assets except goodwill.

 The following table shows revenues and long-lived assets by geographic area (in thousands):

                                     Year Ended December 31,
                                   -----------------------------
                                    2003       2002       2001
                                   -------    -------    -------
      Revenues:
       United States ..........   $126,707   $112,720   $107,400
       Mexico .................     18,761      6,073      3,027
                                   -------    -------    -------
       Total ..................   $145,468   $118,793   $110,427
                                   =======    =======    =======
      Long-lived assets:
       United States ..........   $ 11,391   $ 16,706   $ 17,432
       Mexico .................      3,710      2,958        214
                                   -------    -------    -------
       Total ..................   $ 15,101   $ 19,664   $ 17,646
                                   =======    =======    =======


 NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

 Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2003 and 2002 are set forth below. The Company's operations are subject to seasonal fluctuations.


                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                     -------    -------    -------    -------
 2003
 ----
  Total revenues                    $ 34,244   $ 33,418   $ 37,241   $ 40,565
  Total expenses                      28,653     28,511     30,760     32,815
  Income before change in
    accounting principle               3,498      3,001      4,016      4,817
  Cumulative effect of change
    in accounting principle                -          -          -       (357)
  Net income                           3,498      3,001      4,016      4,460
  Diluted earnings per share
    from continuing operations          0.36       0.30       0.37       0.43
  Diluted earnings per share from
    cumulative effect of change
    in accounting principle                -          -          -      (0.03)
  Diluted earnings per share
    from net income                     0.36       0.30       0.37       0.40
  Diluted weighted average shares      9,789     10,106     10,905     11,182

 2002
 ----
  Total revenues                    $ 28,451   $ 26,867   $ 29,755   $ 33,720
  Total expenses                      24,086     23,337     25,727     28,252
  Net income                           2,794      2,259      2,578      3,309
  Diluted earnings per share
    from net income                     0.30       0.23       0.27       0.34
  Diluted weighted average shares      9,457      9,742      9,570      9,741