Form 10-Q
period 2004-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2004-05-05
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended                 Commission File Number:
           March 31, 2004                            0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                         75-2237318
       (state or other jurisdiction    (IRS Employer Identification No.)
     of incorporation or organization)

      690 East Lamar Blvd., Suite 400
             Arlington, Texas                        76011
 (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947


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


  As of May 4, 2004 there were 16,112,455 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,        December 31,
                                             --------------------  -----------
                                              2004         2003        2003
                                             -------      -------     -------
                                                 (unaudited)
                                            (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents................  $ 19,482     $ 13,106    $ 15,847
 Service charges receivable...............     3,565        2,806       3,918
 Receivables..............................    30,565       24,119      33,796
 Inventories..............................    14,467       12,330      15,588
 Prepaid expenses and other current assets       900          960         964
 Income taxes receivable..................     3,141            -       1,613
                                             -------      -------     -------
    Total current assets .................    72,120       53,321      71,726
 Property and equipment, net..............    15,012       11,963      14,418
 Goodwill.................................    53,237       53,194      53,237
 Receivable from Cash & Go, Ltd...........         -        4,853           -
 Other....................................       737          624         683
                                             -------      -------     -------
                                            $141,106     $123,955    $140,064
                                             =======      =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of long-term debt........   $     -     $    600    $      -
 Accounts payable.........................       644          584       1,054
 Accrued expenses.........................     5,930        8,837       9,832
 Income taxes payable.....................         -        1,016           -
                                             -------      -------     -------
    Total current liabilities ............     6,574       11,037      10,886
 Revolving credit facility................         -       17,000       6,000
 Other long-term debt, net of
   current portion........................         -          575           -
 Deferred income taxes....................     6,255        5,223       5,955
                                             -------      -------     -------
                                              12,829       33,835      22,841
                                             -------      -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized; no
     shares issued or outstanding ........         -            -           -
   Common stock; $.01 par value;
     20,000,000 shares authorized ........       158           96         109
   Additional paid-in capital ............    66,207       52,037      63,395
   Retained earnings .....................    61,912       45,257      56,734
   Notes receivable from officers ........         -       (4,255)          -
   Common stock held in treasury, at cost;
     981,271 shares in 2003 ..............         -       (3,015)     (3,015)
                                             -------      -------     -------
                                             128,277       90,120     117,223
                                             -------      -------     -------
                                            $141,106     $123,955    $140,064
                                             =======      =======     =======


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    2004         2003
                                                   -------      -------
                                                 (unaudited)  (unaudited)
                                                (in thousands, except per
                                                     share amounts)
 Revenues:
  Merchandise sales ............................  $ 20,471     $ 17,153
  Service charges ..............................    20,137       16,013
  Check cashing fees ...........................       910          772
  Other ........................................       332          306
                                                   -------      -------
                                                    41,850       34,244
                                                   -------      -------
 Cost of goods sold and expenses:
  Cost of goods sold ...........................    12,070       10,347
  Operating expenses ...........................    16,239       13,911
  Interest expense .............................        43          182
  Interest income ..............................       (14)        (183)
  Depreciation .................................       921          662
  Administrative expenses ......................     4,412        3,734
                                                   -------      -------
                                                    33,671       28,653
                                                   -------      -------

 Income before income taxes.....................     8,179        5,591
 Provision for income taxes.....................     3,001        2,093
                                                   -------      -------
 Net income.....................................  $  5,178     $  3,498
                                                   =======      =======

 Net income per share:
  Basic   ......................................  $   0.34     $   0.26
                                                   =======      =======
  Diluted  .....................................  $   0.30     $   0.24
                                                   =======      =======


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    2004         2003
                                                   -------      -------
                                                 (unaudited)  (unaudited)
                                                      (in thousands)
 Cash flows from operating activities:
  Net income ...................................  $  5,178     $  3,498
  Adjustment to reconcile net income to net cash
    flows from operating activities:
      Depreciation  ............................       921          662
  Changes in operating assets and liabilities:
      Service charges receivable ...............       353          368
    Inventories ................................     1,121        1,318
    Prepaid expenses and other assets ..........        10          249
    Accounts payable and accrued expenses ......    (4,312)        (633)
    Current and deferred income taxes  .........     2,725        1,316
                                                   -------      -------
      Net cash flows from operating activities .     5,996        6,778
                                                   -------      -------
 Cash flows from investing activities:
  Net decrease in receivables ..................     3,231        3,195
  Purchases of property and equipment ..........    (1,515)        (875)
  Decrease in receivable from Cash & Go, Ltd ...         -        2,498
                                                   -------      -------
      Net cash flows from investing activities .     1,716        4,818
                                                   -------      -------
 Cash flows from financing activities:
  Net repayments of debt .......................    (6,000)     (11,327)
  Notes receivable from officers ...............         -          (27)
  Proceeds from exercise of options and warrants     3,270          129
  Purchase of treasury stock ...................    (1,347)           -
                                                   -------      -------
        Net cash flows from financing activities    (4,077)     (11,225)
                                                   -------      -------
 Change in cash and cash equivalents............     3,635          371
 Cash and cash equivalents at beginning
   of the period................................    15,847       12,735
                                                   -------      -------
 Cash and cash equivalents at end of the period.  $ 19,482     $ 13,106
                                                   =======      =======
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................  $     43     $    197
                                                   =======      =======
    Income taxes ...............................  $    277     $    610
                                                   =======      =======


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. In addition the accompanying consolidated financial statements also include the accounts of Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The Company has a 50% ownership interest in the partnership, which it has historically accounted for by the equity method of accounting as neither partner has control. Effective December 31, 2003, when the Company adopted FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the Company's consolidated balance sheet includes the assets and liabilities of Cash & Go, Ltd. The operating results of Cash & Go, Ltd. are included in the Company's consolidated operating results effective for accounting periods beginning January 1, 2004. All significant intercompany accounts and transactions have been eliminated.

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2003 Annual Report on Form 10-K. The consolidated financial statements as of March 31, 2004 and for the periods ended March 31, 2004 and 2003 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

      All share amounts and earnings per share amounts included in these financial statements reflect a three-for-two stock split effective April 6, 2004.


 Note 2 - Revolving Credit Facility

      The Company maintains a combined long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 1.1% at March 31, 2004) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At March 31, 2004, the Company had no outstanding amounts due under the facility and had $25,000,000 available for future borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2004 and May 4, 2004. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Three Months Ended
                                                 --------------------
                                                 March 31,   March 31,
                                                    2004       2003
                                                   ------     ------
      Numerator:
      Net income for calculating basic
        and diluted earnings per share            $ 5,178    $ 3,498
                                                   ======     ======
      Denominator:
      Weighted-average common
        shares for calculating basic
        earnings per share                         15,431     13,331
      Effect of dilutive securities:
        Stock options and warrants                  1,648      1,353
                                                   ------     ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                         17,079     14,684
                                                   ======     ======

      Basic earnings per share                    $  0.34    $  0.26
                                                   ======     ======
      Diluted earnings per share                  $  0.30    $  0.24
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

                                                  Three Months Ended
                                                 --------------------
                                                 March 31,   March 31,
                                                    2004       2003
                                                   ------     ------
   Net income, as reported                        $ 5,178    $ 3,498
   Less:  Stock based employee
     compensation determined under the
     fair value requirements of SFAS 123,
     net of income tax benefits                     2,356         88
                                                   ------     ------
   Adjusted net income                            $ 2,822    $ 3,410
                                                   ======     ======
   Earnings per share:
       Basic, as reported                         $  0.34    $  0.26
       Basic, adjusted                               0.18       0.26

       Diluted, as reported                          0.30       0.24
       Diluted, adjusted                             0.17       0.23


      The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                                  Three Months Ended
                                                 --------------------
                                                 March 31,   March 31,
                                                    2004       2003
                                                   ------     ------
      Expected dividend yield........                   -          -
      Expected volatility............                52.7%      58.1%
      Risk-free interest rate........                 3.5%       3.5%
      Average expected life..........            5.5 years  7.0 years


      During the period from January 1, 2004 through March 31, 2004, the Company issued 680,117 shares of common stock relating to the exercise of outstanding stock options and warrants for an aggregate exercise price of $7,223,000, including income tax benefit.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company") is a leading provider of specialty consumer finance products. The Company currently has 251 locations in eleven U.S. states and Mexico and is the nation's third largest publicly traded pawnshop operator. The Company's pawn stores engage in both consumer finance and retail sales activities and are a convenient source for small consumer loans, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously-owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Many of the Company's pawn stores offer short-term, unsecured advances ("short-term advances"), which are also known as payday loans.

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


 OPERATIONS AND LOCATIONS

       The following table details store openings and closings for the three months ended March 31, 2004.

                                                   Check Cashing/
                                          Pawn   Short-term Advance   Total
                                         Stores        Stores         Stores
                                         ------        ------         ------
  Beginning count at January 1, 2004..     160            75            235

  New stores opened...................      12             2             14

  Closed stores.......................      (2)            -             (2)
                                         ------        ------         ------
  Ending Count at March 31, 2004......     170            77            247
                                         ======        ======         ======

      The Company's business plan is to continue to expand its operations by opening both new check cashing/short-term advance stores and new pawn stores in selected geographic markets. In addition, for the three months ended March 31, 2004, the Company's 50% owned joint venture, Cash & Go, Ltd. operated a total of 40 kiosks located inside convenience stores in the state of Texas. No kiosks were opened or closed during the quarter.

      For the quarter ended March 31, 2004, the Company's revenues were derived 49% from merchandise sales, 48% from service charges on pawn loans and short-term advances, and 3% from other sources, primarily check cashing fees.

      Although the Company has had significant increases in revenues due to new store openings in 2003 and 2004, the Company has also incurred increases in operating expenses attributable to the additional stores and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies, security and bad debt and collection expenses for both check cashing and short-term advances. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate officers, area supervisors and other operations management, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.


 CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2003 Annual Report on Form 10-K.


 RESULTS OF OPERATIONS

 Three months ended March 31, 2004 compared to the three months ended March 31, 2003

      Total revenues increased 22% to $41,850,000 for the three months ended March 31, 2004 ("the first quarter of 2004") as compared to $34,244,000 for the three months ended March 31, 2003 ("the first quarter of 2003"). The change was comprised of an increase in revenues of $2,568,000 generated by the 61 new pawn and check cashing/short-term advance stores which were opened since January 1, 2003, an increase of $4,005,000 at the stores which were in operation during all of the first quarter of 2003 and the first quarter of 2004, an increase of $1,424,000 related to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease in revenues of $391,000 from the four stores closed since January 1, 2003. Same store revenues increased 12% primarily due to increased consumer demand for short-term loan products and continued maturation of newer stores opened in 2002 and prior. Of the $7,606,000 increase in total revenues, 44%, or $3,318,000, was attributable to increased merchandise sales, 54%, or $4,124,000, was attributable to a net increase in service charges on pawn and short-term advances, and 2% or $164,000 was attributable to other income, comprised primarily of check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $2,388,000 in the first quarter of 2003 to $3,439,000 in the first quarter of 2004. Service charges from short-term advances increased from $9,519,000 in the first quarter of 2003 to $12,003,000 in the first quarter of 2004, while service charges from pawns increased from $6,494,000 in the first quarter of 2003 to $8,134,000 in the first quarter of 2004. As a percentage of total revenues, merchandise sales decreased from 50% to 49% during the first quarter of 2004 as compared to the first quarter of 2003, service charges increased from 47% to 48%, and check cashing fees and other income as a percentage of total revenues were 3% during both the first quarter of 2004 and the first quarter of 2003.

      The receivables balance increased 27% from $24,119,000 at March 31, 2003 to $30,565,000 at March 31, 2004. Of the $6,446,000 increase, an increase of $2,807,000 was attributable to the growth in loan balances at the 197 pawn and check cashing/short-term advance stores which were in operation as of March 31, 2004 and 2003, an increase of $2,394,000 was attributable to the 50 new pawn and check cashing/short-term advance stores opened since March 31, 2003, and an increase of $1,245,000 was attributable to the consolidation of the 40 Cash & Go, Ltd. kiosks. The aggregate receivables balance at March 31, 2004 was comprised of $19,784,000 of pawn loan receivables and $10,781,000 of short-term advance receivables, compared to $15,700,000 of pawn loan receivables and $8,419,000 of short-term advance receivables at March 31, 2003.

      Gross profit margins as a percentage of total merchandise sales were 41% during the first quarter of 2004 compared to 40% during the first quarter of 2003. Retail merchandise margins, which do not include scrap jewelry sales, were 45% over the same periods.

      Operating expenses increased 17% to $16,239,000 during the first quarter of 2004 compared to $13,911,000 during the first quarter of 2003, primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and the net addition of 57 pawn and check cashing/short-term advance stores since January 1, 2003, which is a 30% increase in store count. The Company's net bad debt expense relating to short-term advances decreased from $1,438,000 in the first quarter of 2003 to $1,399,000 in the first quarter of 2004. As a percentage of short-term advance service charge revenues, net bad debts decreased from 15% during the first quarter of 2003 to 12% during the first quarter of 2004 due to strong collections associated with larger tax refunds during the first quarter of 2004. Administrative expenses increased 18% to $4,412,000 during the first quarter of 2004 compared to $3,734,000 during the first quarter of 2003 primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results. Increased costs for administrative/supervisory compensation and benefits, insurance, accounting and legal fees and other expenses necessary to support the Company's growth strategy and increase in store counts were partially offset by a $570,000 non-recurring insurance recovery related to an unreimbursed employment-related insurance claim. Interest expense decreased to $43,000 in the first quarter of 2004 compared to interest expense of $182,000 in the first quarter of 2003 due to the reduction, and subsequent elimination of interest-bearing debt during the first quarter of 2004. Interest income decreased from $183,000 in the first quarter of 2003 to $14,000 in the first quarter of 2004, due primarily to the elimination of interest income associated with the consolidation of Cash & Go, Ltd.

      For the first quarter of 2004 and 2003, the Company's effective federal income tax rate of 37% differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and store openings have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company's Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 1.1% at March 31, 2004) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At March 31, 2004, the Company had no outstanding amounts due under the facility and the Company had $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2004 and May 4, 2004. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that will allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of March 31, 2004, the Company's primary sources of liquidity were $19,482,000 in cash and cash equivalents, $34,130,000 in receivables, $14,467,000 in inventories and $25,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $65,546,000 as of March 31, 2004, and total liabilities to equity ratio of
 0.1 to 1.

      The Company utilized positive cash flows from operations in the three-month 2004 period to fund investing and financing activities primarily related to opening new stores and the elimination of debt. Net cash provided by operating activities of the Company during the three months ended March 31, 2004 was $5,996,000, consisting primarily of net income of $5,178,000 plus a non-cash adjustment for depreciation of $921,000, and a decrease in service charge receivables and inventory of $353,000 and $1,121,000, respectively, net of a decrease in accounts payable and accrued expenses of $4,312,000, and a change in tax balances, net of amounts with no cash or income effect of $2,725,000. Net cash provided by investing activities during the three months ended March 31, 2004 was $1,716,000, which was primarily comprised of a decrease in receivables of $3,231,000, net of cash paid for fixed asset additions of $1,515,000. The opening of 14 new stores during the first quarter of 2004 contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $4,077,000 during the three months ended March 31, 2004, which primarily consisted of a decrease in the Company's debt of $6,000,000, a purchase of treasury stock in the amount of $1,347,000 and proceeds from exercises of stock options and warrants of $3,270,000.

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

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. Management believes that cash generated from operations will be sufficient to accommodate the Company's current operations for Fiscal 2004. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion.

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


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Statements

      This release may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "will," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this release include, without limitation, the earnings per share discussion, the expectations of revenue growth and increased profitability, the expectation for additional store openings, and the expectation for future operating cash flows. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this release speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this release. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional, national or international economic conditions, the ability to open and integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties.

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

      The  U.S.  Office  of  Comptroller  of  the  Currency  has  effectively eliminated the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state short-term advance loans. The Company does not currently maintain nor intend in the future to establish loan-servicing relationships with nationally chartered banks. The Federal Deposit Insurance Corporation, ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with loan servicers, enacted new examiner guidelines in July 2003 under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the new FDIC examiner guidelines. The ultimate effect of the new guidelines, which are currently being implemented, on the Company's ability to offer short term advances in Texas under its current loan servicing arrangement with County Bank is unknown at this time. If the implementation of the FDIC's new guidelines were to ultimately restrict the ability of all or certain state banks to maintain relationships with loan servicers, it could have a materially adverse impact on the Company's operations and financial results.

      Legislation and regulatory developments at a state level continue to affect consumer-lending activities. While some states have recently enacted legislation that is favorable to short-term advance providers, other states are restricting, or attempting to restrict, short-term advance lending activities. The Company intends to continue, with others in the short-term advance industry, to oppose legislative or regulatory action that would prohibit or restrict short-term advances. But if legislative or regulatory action with that effect were taken at the state level in states such as Texas, in which the Company has a significant number of stores, that action could have a material adverse effect on the Company's short-term advance-related activities and revenues.

      There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended, which would materially, adversely impact the Company's operations and financial condition.

 Other

      Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional or national economic conditions, changes in competition from various sources including both financial services entities and retail businesses, the ability to integrate new stores, changes in governmental regulations, unforeseen litigation, changes in capital markets, changes in interest rates or tax rates, the ability to maintain a loan servicing relationship with an out-of-state bank necessary to generate service charges from short-term advances in the Texas market, future business decisions, changes in gold prices, changes in foreign currency exchange rates, other risks indicated in the Company's 2003 Annual Report to Stockholders and other uncertainties.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2003 Annual Report on Form 10-
 K. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2003.


 ITEM 4.   CONTROLS AND PROCEDURES

    (a) Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

    (b) During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                         PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments in the litigation and arbitration "previously reported" in the Company's 2003 Annual Report to Stockholders filed on Form 10-K.


 ITEM 2.  CHANGES IN SECURITIES

      During the period from January 1, 2004 through May 4, 2004, the Company issued 709,400 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $7,386,000 (including income tax effect).

      During the period from January 1, 2004 through May 4, 2004, the Company issued 333,750 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,297,000 (including income tax effect) and issued options to purchase 454,500 shares of common stock at an average exercise price of $19.33, expiring in ten years.

      On March 9, 2004, the Board of Directors of First Cash Financial Services, Inc. (the "Company") approved a three-for-two split of the Company's common stock in the form of a common stock dividend. As a result of the stock split, shareholders received one additional common share for every two shares held on the record date of March 22, 2004.

      The transactions set forth in the above paragraphs were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. With respect to issuances made pursuant to Rule 506 of Regulation D of the Securities Act, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act. All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.


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

      (1) Exhibits:

          31.1 Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

          31.2 Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (2) Reports on Form 8-K:

          January 22, 2004   Item 7.  Financial Statements and Exhibits
                             Item 12. Results of Operations and Financial
                                      Condition

          March 9, 2004      Item 5.  Other Events

          March 12, 2004     Item 4.  Changes to Registrant's Certifying
                                      Accountants
                             Item 7.  Financial Statements and Exhibits

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  May 4, 2004           FIRST CASH FINANCIAL SERVICES, INC.
                               -----------------------------------
                               (Registrant)

                               /s/ PHILLIP E. POWELL
                               ---------------------
                               Phillip E. Powell
                               Chief Executive Officer

                               /s/ R. DOUGLAS ORR
                               ------------------
                               R. Douglas Orr
                               Chief Financial Officer

                              INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                   DESCRIPTION
 ------                   -----------
   31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

   31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*******************************************************************************

                                                                 EXHIBIT 31.1


       CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

         I, Phillip E. Powell, Chief Executive Officer of First Cash Financial Services, Inc. certify that:

   1. I have reviewed this quarterly report on Form 10-Q of First Cash Financial Services, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

        a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date:  May 4, 2004


 /s/ PHILLIP E. POWELL
 ---------------------
 Phillip E. Powell
 Chief Executive Officer

*******************************************************************************

                                                                 EXHIBIT 31.2


       CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

         I, R. Douglas Orr, Chief Financial Officer of First Cash Financial Services, Inc. (the "registrant"), certify that:

   1. I have reviewed this quarterly report on Form 10-Q of First Cash Financial Services, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

        a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date:  May 4, 2004


 /s/ R. DOUGLAS ORR
 ------------------
 R. Douglas Orr
 Chief Financial Officer

*******************************************************************************

                                                                 EXHIBIT 32.1


              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906
                      OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of First Cash Financial Services, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phillip E. Powell, Chief Executive Officer of the Company, and R. Douglas Orr, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 Date:  May 4, 2004


 /s/ PHILLIP E. POWELL
 ---------------------
 Phillip E. Powell
 Chief Executive Officer


 /s/ R. DOUGLAS ORR
 ------------------
 R. Douglas Orr
 Chief Financial Officer