Form 10-Q
period 2004-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2004-08-09
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended                 Commission File Number:
            June 30, 2004                            0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                         75-2237318
       (state or other jurisdiction    (IRS Employer Identification No.)
     of incorporation or organization)

      690 East Lamar Blvd., Suite 400
             Arlington, Texas                        76011
 (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947


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

      As of August 6, 2004 there were 15,763,633 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                             -------------------- -------------
                                               2004        2003        2003
                                              -------     -------     -------
                                                  (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents................   $ 20,083    $ 12,511    $ 15,847
 Service charges receivable...............      4,208       3,351       3,918
 Pawn receivables.........................     23,063      18,622      20,037
 Short-term advance receivables, net of
   allowance of $464, $390 and $497,
   respectively...........................     13,069      10,159      13,759
 Inventories..............................     16,471      13,248      15,588
 Prepaid expenses and other current assets      1,114         523         964
 Income taxes receivable..................      3,044         457       1,613
                                              -------     -------     -------
   Total current assets ..................     81,052      58,871      71,726
 Property and equipment, net..............     16,104      12,454      14,418
 Goodwill.................................     53,237      53,194      53,237
 Receivable from Cash & Go, Ltd...........          -       5,155           -
 Other....................................        739         537         683
                                              -------     -------     -------
                                             $151,132    $130,211    $140,064
                                              =======     =======     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable.........................   $    832    $    560    $  1,054
 Accrued expenses.........................      6,692       9,414       9,832
                                              -------     -------     -------
   Total current liabilities .............      7,524       9,974      10,886
 Revolving credit facility................          -      17,000       6,000
 Deferred income taxes payable............      6,555       5,524       5,955
                                              -------     -------     -------
                                               14,079      32,498      22,841
                                              -------     -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized ........          -           -           -
   Common stock; $.01 par value;
     90,000,000 shares authorized ........        161          97         109
   Additional paid-in capital ............     70,734      52,373      63,395
   Retained earnings .....................     66,158      48,258      56,734
   Common stock held in treasury, at cost           -      (3,015)     (3,015)
                                              -------     -------     -------
                                              137,053      97,713     117,223
                                              -------     -------     -------
                                             $151,132    $130,211    $140,064
                                              =======     =======     =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                   Three Months Ended       Six Months Ended
                                   -------------------     ------------------
                                  June 30,    June 30,    June 30,    June 30,
                                    2004        2003        2004        2003
                                   -------     -------     -------    -------
                           (unaudited, in thousands, except per share amounts)
 Revenues:
   Merchandise sales..........    $ 18,626    $ 15,550    $ 39,097   $ 32,703
   Service charges............      20,683      16,923      40,820     32,936
   Check cashing fees.........         723         667       1,633      1,439
   Other......................         286         278         618        584
                                   -------     -------     -------    -------
                                    40,318      33,418      82,168     67,662
                                   -------     -------     -------    -------
 Cost of revenues:
   Cost of goods sold.........      10,657       8,978      22,727     19,325
   Short-term advance loss
     provision................       3,017       2,690       4,406      4,128
   Check cashing returned
     items expense............          56          62         129         92
                                   -------     -------     -------    -------
                                    13,730      11,730      27,262     23,545
                                   -------     -------     -------    -------
 Gross profit.................      26,588      21,688      54,906     44,117
                                   -------     -------     -------    -------
 Expenses:
   Operating expenses.........      14,593      12,162      29,370     24,605
   Interest expense...........           -         122          43        304
   Interest income............         (18)       (151)        (32)      (334)
   Depreciation ..............         988         686       1,909      1,348
   Administrative expenses....       4,250       3,962       8,662      7,696
                                   -------     -------     -------    -------
                                    19,813      16,781      39,952     33,619
                                   -------     -------     -------    -------
 Income before income taxes...       6,775       4,907      14,954     10,498
 Provision for income taxes...       2,529       1,906       5,530      3,999
                                   -------     -------     -------    -------
 Net income...................    $  4,246    $  3,001    $  9,424   $  6,499
                                   =======     =======     =======    =======
 Net income per share:
   Basic .....................    $   0.26    $   0.22    $   0.60   $   0.49
                                   =======     =======     =======    =======
   Diluted ...................    $   0.25    $   0.20    $   0.55   $   0.44
                                   =======     =======     =======    =======


  Earnings per share amounts reflect the Company's three-for-two stock split on April 6, 2004.


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                     --------------------
                                                     June 30,    June 30,
                                                       2004        2003
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
  Net income ...................................    $   9,424   $   6,499
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation  ..............................        1,909       1,348
    Short-term advance loss provision ..........        4,406       4,128
  Changes in operating assets and liabilities:
    Service charges receivable .................         (290)       (177)
    Inventories ................................         (285)        129
    Prepaid expenses and other assets ..........         (206)        316
    Accounts payable and accrued expenses ......       (3,362)        (80)
    Current and deferred income taxes  .........        4,990         645
                                                     --------    --------
      Net cash flows from operating activities .       16,586      12,808
                                                     --------    --------
 Cash flows from investing activities:
  Pawn receivables .............................       (3,624)     (1,727)
  Short-term advance receivables ...............       (3,716)     (3,597)
  Purchases of property and equipment ..........       (3,595)     (2,052)
  Receivable from Cash & Go, Ltd ...............            -       2,196
                                                     --------    --------
      Net cash flows from investing activities .      (10,935)     (5,180)
                                                     --------    --------
 Cash flows from financing activities:
  Proceeds from debt ...........................        3,000           -
  Repayments of debt ...........................       (9,000)    (12,501)
  Decrease in notes receivable from officers ...            -       4,228
  Purchase of treasury stock ...................       (1,347)          -
  Proceeds from exercise of stock options
    and warrants ...............................        5,932         421
                                                     --------    --------
      Net cash flows from financing activities .       (1,415)     (7,852)
                                                     --------    --------
 Change in cash and cash equivalents............        4,236        (224)
 Cash and cash equivalents at beginning
   of the period................................       15,847      12,735
                                                     --------    --------
 Cash and cash equivalents at end of the period.    $  20,083   $  12,511
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................     $     43   $     328
                                                     ========    ========
    Income taxes ...............................     $    541   $   2,931
                                                     ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. In addition, the accompanying consolidated financial statements also include the accounts of Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The Company has a 50% ownership interest in the partnership, which it has historically accounted for by the equity method of accounting as neither partner has control. Effective December 31, 2003, when the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the Company's consolidated balance sheet includes the assets and liabilities of Cash & Go, Ltd. The operating results of Cash & Go, Ltd. are included in the Company's consolidated operating results effective for accounting periods beginning January 1, 2004. All significant intercompany accounts and transactions have been eliminated.

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2003 Annual Report on Form 10-K. The consolidated financial statements as of June 30, 2004 and for the periods ended June 30, 2004 and 2003 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

      Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2004 presentation. All share amounts and earnings per share amounts included in these financial statements reflect a three-for-two stock split effective April 6, 2004.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 1.4% at June 30, 2004) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At June 30, 2004, the Company had no outstanding amounts due under the facility and had $25,000,000 available for future borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2004 and August 6, 2004. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three Months Ended Six Months Ended
                                          ------------------ ----------------
                                           June 30, June 30, June 30, June 30,
                                             2004     2003     2004     2003
                                            ------   ------   ------   ------
 Numerator:
      Net income for calculating basic
        and diluted earnings per share     $ 4,246  $ 3,001  $ 9,424  $ 6,499
                                            ======   ======   ======   ======
 Denominator:
      Weighted-average common shares
        for calculating basic earnings
        per share                           16,033   13,358   15,732   13,338
      Effect of dilutive securities:
        Stock options and warrants           1,261    1,801    1,454    1,583
                                            ------   ------   ------   ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                  17,294   15,159   17,186   14,921
                                            ======   ======   ======   ======

 Basic earnings per share                  $  0.26  $  0.22  $  0.60  $  0.49
                                            ======   ======   ======   ======
 Diluted earnings per share                $  0.25  $  0.20  $  0.55  $  0.44
                                            ======   ======   ======   ======

  Earnings per share amounts adjusted to reflect a three-for-two stock split on April 6, 2004.


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

                                          Three Months Ended Six Months Ended
                                          ------------------ ----------------
                                           June 30, June 30, June 30, June 30,
                                             2004     2003     2004     2003
                                            ------   ------   ------   ------
   Net income, as reported                 $ 4,246  $ 3,001  $ 9,424  $ 6,499
   Less:  Stock-based employee
    compensation determined under the
    fair value requirements of SFAS
    123, net of income tax benefits             55      823    2,411      911
                                            ------   ------   ------   ------
   Adjusted net income                     $ 4,191  $ 2,178  $ 7,013  $ 5,588
                                            ======   ======   ======   ======
   Earnings per share:
       Basic, as reported                  $  0.26  $  0.22  $  0.60  $  0.49
       Basic, adjusted                     $  0.26  $  0.16  $  0.45  $  0.42

       Diluted, as reported                $  0.25  $  0.20  $  0.55  $  0.44
       Diluted, adjusted                   $  0.24  $  0.14  $  0.41  $  0.37


      The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                          Three Months Ended Six Months Ended
                                          ------------------ ----------------
                                           June 30, June 30, June 30, June 30,
                                             2004     2003     2004     2003
                                            ------   ------   ------   ------
             Dividend yield                      -        -        -        -
             Volatility                       52.7%    58.1%    52.7%    58.1%
             Risk-free interest rate           3.5%     3.5%     3.5%     3.5%
             Expected life                 5.5 years  7 years 5.5 years 7 years


      During the period from January 1, 2004 through June 30, 2004, the Company issued 1,049,492 shares of common stock relating to the exercise of outstanding stock options and warrants for an aggregate exercise price of $11,759,000, including income tax benefit.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company") is a leading provider of specialty consumer finance products. The Company currently has 263 locations in eleven U.S. states and Mexico and is the nation's third largest publicly traded pawnshop operator. The Company's pawn stores engage in both consumer finance and retail sales activities and are a convenient source for small consumer advances ("pawns"), secured by pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously-owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Many of the Company's pawn stores offer short-term, unsecured advances ("short-term advances"), which are also known as payday advances.

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


 OPERATIONS AND LOCATIONS

      The following table details store openings and closings for the three and six-month periods ended June 30, 2004:

                                Three Months Ended        Six Months Ended
                                   June 30, 2004           June 30, 2004
                               ----------------------  ----------------------
                                   Check Cashing/          Check Cashing/
                                     Short-term              Short-term
                                Pawn   Advance  Total   Pawn   Advance  Total
                               Stores  Stores  Stores  Stores  Stores  Stores
                               ------  ------  ------  ------  ------  ------
 Beginning of period count       170      77     247     160      75     235

 New stores opened                10       3      13      22       5      27

 Closed stores                     -       -       -      (2)      -      (2)
                               ------  ------  ------  ------  ------  ------
 Store count at June 30, 2004    180      80     260     180      80     260
                               ======  ======  ======  ======  ======  ======

      The Company's business plan is to continue to expand its operations by opening both new check cashing/short-term advance stores and new pawn stores in selected geographic markets. For the three-month and six-month periods ended June 30, 2004, the Company's 50% owned joint venture, Cash & Go, Ltd. operated a total of 40 kiosks located inside convenience stores in the state of Texas, which are not included in the above chart. No kiosks were opened or closed during the six months ended June 30, 2004.

      For the quarter ended June 30, 2004, the Company's revenues were derived 46% from merchandise sales, 51% from service charges on pawn loans and short-term advances, and 3% from other sources, primarily check cashing fees.

      Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the periods reported, the Company has not had store expansions that involved a significant change in the size of retail showrooms, and accordingly, no expanded stores have been excluded from the same-store calculations. Sales of scrap jewelry are included in same-store revenue calculations. Revenues from the Cash & Go, Ltd. kiosks are not included in same-store calculations for 2004 as the revenues from the kiosks were not included in the consolidated revenues for fiscal 2003.

      Although the Company has had significant increases in revenues due to new store openings in 2003 and 2004 and the consolidation of Cash & Go, Ltd. effective December 31, 2003, the Company has also incurred increases in operating expenses attributable to the additional stores, consolidation of Cash & Go, Ltd. and increases in administrative expenses attributable to additions to the management team and hiring the support personnel required for the Company's growth. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate officers, area supervisors and other operations management, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.


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


 RESULTS OF OPERATIONS

 Three months ended June 30, 2004 compared to the three months ended June 30,
 2003

      Total revenues increased 21% to $40,318,000 for the three months ended June 30, 2004 ("the Second Quarter of 2004") as compared to $33,418,000 for the three months ended June 30, 2003 ("the Second Quarter of 2003"). The change was comprised of an increase in revenues of $2,512,000 generated by the 63 new pawn and check cashing/short-term advance stores which were opened since April 1, 2003, a same-store increase totaling $3,325,000 at the 197 stores which were in operation during all of the second quarter of 2003 and the second quarter of 2004, an increase of $1,449,000 related to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease in revenues of $386,000 from the four stores closed since April 1, 2003. Same-store revenues increased 10% primarily due to increased demand for short-
 term consumer finance products and continued maturation of newer stores opened in the first quarter of 2003 and fiscal 2002. Of the $6,900,000 increase in total revenues, 45%, or $3,076,000, was attributable to increased merchandise sales, 54%, or $3,760,000 was attributable to a net increase in service charges on pawn and short-term advances, and 1% or $64,000 was attributable to other income, comprised primarily of check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $2,171,000 in the Second Quarter of 2003 to $2,983,000 in the Second Quarter of 2004. Service charges from short-term advances increased from $10,255,000 in the Second Quarter of 2003 to $12,639,000 in the Second Quarter of 2004, while service charges from pawns increased from $6,668,000 in the Second Quarter of 2003 to $8,044,000 in the Second Quarter of 2004. As a percentage of total revenues, merchandise sales remained unchanged at 46% during both the Second Quarter of 2004 and the Second Quarter of 2003, service charges remained unchanged at 51%, and check cashing fees and other income as a percentage of total revenues were at 3% during both the Second Quarter of 2004 and the Second Quarter of 2003.

      The pawn receivables balance increased 24% from $18,622,000 at June 30, 2003 to $23,063,000 at June 30, 2004. Of the $4,441,000 increase, an increase of $2,772,000 was attributable to the growth in same-store pawn receivable balances at the stores which were in operation as of June 30, 2004 and 2003, and an increase of $1,669,000 was attributable to the new stores opened since June 30, 2003. The net short-term advance receivables balance increased 29% from $10,159,000 at June 30, 2003 to $13,069,000 at
 June 30, 2004. Of the $2,910,000 increase, a same-store increase of $898,000 was attributable to the growth in short-term advance receivable balances at the stores which were in operation as of June 30, 2004 and 2003, an increase of $609,000 was attributable to the new stores opened since June 30, 2003, an increase of $1,433,000 was attributable to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease of $30,000 at the stores closed since June 30, 2003. The Company's loss provision reserve on short-term advance receivables increased from $390,000 at June 30, 2003 to $464,000 at June 30, 2004.

      Gross profit margins on total merchandise sales were 43% during the Second Quarter of 2004 compared to 42% during the Second Quarter of 2003. Retail merchandise margins, which do not include bulk scrap jewelry sales, were equal at 46% over the same periods. The Company's loss provision relating to short-term advances increased from $2,690,000 in the Second Quarter of 2003 to $3,017,000 in the Second Quarter of 2004. As a percentage of short-term advance service charge revenues, the loss provision decreased from 26% during the Second Quarter of 2003 to 24% during the Second Quarter of 2004.

      Operating expenses increased 20% to $14,593,000 during the Second Quarter of 2004 compared to $12,162,000 during the Second Quarter of 2003, primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and the net addition of 59 pawn and check cashing/short-term advance stores since April 1, 2003, which is a 29% increase in store count. Administrative expenses increased 7% to $4,250,000 during the Second Quarter of 2004 compared to $3,962,000 during the Second Quarter of 2003 primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and increased costs for administrative/supervisory compensation and benefits, insurance, accounting and legal fees and other expenses necessary to support the Company's growth strategy and increase in store counts. There was no interest expense in the Second Quarter of 2004 compared to interest expense of $122,000 in the Second Quarter of 2003 due to the elimination of interest-bearing debt during the First Quarter of 2004. Interest income decreased from $151,000 in the Second Quarter of 2003 to $18,000 in the Second Quarter of 2004, due primarily to the elimination of interest income associated with the consolidation of Cash & Go, Ltd.

      For the Second Quarter of 2004 and 2003, the Company's effective federal income tax rates of 37.3% and 38.8%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 Six months ended June 30, 2004 compared to the six months ended June 30,
 2003

      Total revenues increased 21% to $82,168,000 for the six months ended June 30, 2004 ("the Six-Month 2004 Period") as compared to $67,662,000 for the six months ended June 30, 2003 ("the Six-Month 2003 Period"). The change was comprised of an increase in revenues of $5,818,000 generated by the 74 new pawn and check cashing/short-term advance stores which were opened since January 1, 2003, a same-store increase of $6,072,000 at the 186 stores which were in operation during all of the first half of 2003 and the first half of 2004, an increase of $2,873,000 related to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease in revenues of $257,000 from the four stores closed since January 1, 2003. Same store revenues increased 9% primarily due to increased demand for short-term consumer finance products and continued maturation of stores opened in fiscal 2002. Of the $14,506,000 increase in total revenues, 44%, or $6,394,000, was attributable to increased merchandise sales, 54%, or $7,884,000 was attributable to a net increase in service charges on pawn and short-term advances, and 2% or $228,000 was attributable to an increase in other income, primarily check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $4,559,000 in the Six-Month 2003 Period to $6,422,000 in the Six-Month 2004 Period. Service charges from short-term advances increased from $19,774,000 in the Six-Month 2003 Period to $24,642,000 in the Six-Month 2004 Period, while service charges from pawns increased from $13,162,000 in the Six-Month 2003 Period to $16,178,000 in the Six-Month 2004 Period. As a percentage of total revenues, merchandise sales decreased from 48% to 47% during the Six-Month 2004 Period as compared to the Six-Month 2003 Period, service charges increased from 49% to 50%, check-cashing fees and other income as a percentage of total revenues were at 3% during both the Six-Month 2004 and 2003 Period.

      The pawn receivables balance increased 24% from $18,622,000 at June 30, 2003 to $23,063,000 at June 30, 2004. Of the $4,441,000 increase, an increase of $2,772,000 was attributable to the growth in same-store pawn receivable balances at the stores which were in operation as of June 30, 2004 and 2003, and an increase of $1,669,000 was attributable to the new stores opened since June 30, 2003. The net short-term advance receivables balance increased 29% from $10,159,000 at June 30, 2003 to $13,069,000 at
 June 30, 2004. Of the $2,910,000 increase, a same-store increase of $898,000 was attributable to the growth in short-term advance receivable balances at the stores which were in operation as of June 30, 2004 and 2003, an increase of $609,000 was attributable to the new stores opened since June 30, 2003, and an increase of $1,433,000 was attributable to the consolidation of the 40 Cash & Go, Ltd. kiosks net of a decrease of $30,000 at the stores closed since June 30, 2003. The Company's loss provision reserve on short-term advance receivables increased from $390,000 at June 30, 2003 to $464,000 at June 30, 2004.

      Gross profit margins on total merchandise sales were 42% during the Six-Month 2004 Period compared to 41% during the Six-Month 2003 Period. Retail merchandise margins, which do not include bulk scrap jewelry sales, were equal at 45% over the same periods. The Company's loss provision relating to short-term advances increased from $4,128,000 in the Six-Month 2003 Period to $4,406,000 in the Six-Month 2004 Period. As a percentage of short-term advance service charge revenues, the loss provision decreased from 21% during the Six-Month 2003 Period to 18% during the Six-Month 2004 Period.

      Operating expenses increased 19% to $29,370,000 during the Six-Month 2004 Period compared to $24,605,000 during the Six-Month 2003 Period, primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and the net addition of 70 pawn and check cashing/short-term advance stores since January 1, 2003, which is a 37% increase in store count. Administrative expenses increased 13% to $8,662,000 during the Six-Month 2004 Period compared to $7,696,000 during the Six-Month 2003 Period primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results, and increased costs for administrative/supervisory compensation and benefits, insurance, accounting and legal fees and other expenses necessary to support the Company's growth strategy and increase in store counts, which were partially offset by a $570,000 non-recurring insurance recovery related to an unreimbursed employment-related insurance claim. Interest expense decreased to $43,000 in the Six-Month 2004 Period compared to interest expense of $304,000 in the Six-Month 2003 Period due to the reduction, and subsequent elimination of interest-bearing debt in February of 2004. Interest income decreased from $334,000 in the Six-Month 2003 Period to $32,000 in the Six-Month 2004 Period, due primarily to the elimination of interest income associated with the consolidation of Cash & Go, Ltd.

      For the Six-Month Period of 2004 and 2003, the Company's effective federal income tax rates of 37.0% and 38.1%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and store openings have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company's Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 1.4% at June 30, 2004) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At June 30, 2004, the Company had no outstanding amounts due under the facility and the Company had $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2004 and August 6, 2004. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of June 30, 2004, the Company's primary sources of liquidity were $20,083,000 in cash and cash equivalents, $40,340,000 in receivables, $16,471,000 in inventories and $25,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $73,528,000 as of June 30, 2004, and total equity exceeded total liabilities by a ratio of 9.7 to 1.

      The Company utilized positive cash flows from operations in the Six-Month 2004 Period to fund investing and financing activities primarily related to opening new stores and the elimination of debt. Net cash provided by operating activities of the Company during the six months ended June 30, 2004 was $16,586,000, consisting primarily of net income of $9,424,000 plus non-cash adjustments for depreciation and short-term advance loss provision of $1,909,000 and $4,406,000, respectively, net of an increase in service charge receivables, inventory and prepaid assets of $290,000, $285,000 and $206,000 respectively, a decrease in accounts payable and accrued expenses of $3,362,000, net of a change in tax balances of $4,990,000. Net cash used by investing activities during the six months ended June 30, 2004 was $10,935,000, which was primarily comprised of an increase in pawn receivables of $3,624,000 and cash paid for fixed asset additions of $3,595,000, and an increase in short-term advance receivables of $3,716,000. The opening of 13 new stores during the second quarter of 2004 contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $1,415,000 during the six months ended June 30, 2004, which primarily consisted of a net decrease in the Company's debt of $6,000,000, a purchase of treasury stock in the amount of $1,347,000, net of proceeds from exercises of stock options and warrants of $5,932,000.

      Certain transactions presented in the Statement of Cash Flows for the Six-Month 2003 Period have been reclassified between certain sections of the Statement of Cash Flows in order to be consistent with the classification of these same cash flows for the Six-Month 2004 Period. The intent of this change for 2004 and the reclassification of the comparable period of 2003 is to better reflect the presentation and classification of cash flows between operating, investing and financing activities. The net effect of the 2003 reclassification is to increase operating cash flows, while decreasing investing and financing cash flows. Specifically, the reclassifications for the Six-Month 2003 Period relate to changes in pawn receivables for forfeitures of pawn collateral in the amount of $271,000, changes in the short-term advance loss provision in the amount of $4,128,000, and changes to the tax benefit associated with the exercise of stock options and warrants in the amount of $44,000. The net impact of these reclassifications for the Six-Month 2003 Period was to increase cash flows from operating activities in the amount of $3,901,000, decrease cash flows from investing activities in the amount of $3,857,000, and decrease cash flows from financing activities in the amount of $44,000.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows. For the Six-Month 2004 Period the total cash flows from operations were $16,586,000, while net cash outflows related to pawn receivables and short-term advance receivables were $3,624,000 and $3,716,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $9,246,000 for the Six-Month 2004 Period. For the comparable Six-Month 2003 Period, cash flows from operations were $12,808,000 and net cash outflows related to pawn receivables and short-term advance receivables were $1,727,000 and $3,597,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $7,484,000 for the Six-Month 2003 Period.

      The profitability  and liquidity  of the  Company  is affected  by  the amount of pawn receivables outstanding, which is controlled in part by the Company's pawn lending decisions. The Company is able to influence the frequency of pawn redemptions by increasing or decreasing the amount advanced in relation to the resale value of the pawned property. Tighter credit decisions generally result in smaller pawn advances in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate pawn receivable balance and, consequently, decrease pawn service charges. Additionally, small advances in relation to the pledged property's estimated resale value tend to increase pawn redemptions and improve the Company's liquidity. Conversely, providing larger pawns in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average pawn balances can result in an increase in pawn forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawns by repaying all accrued interest on such pawns, effectively creating a new pawn transaction.

      The amount of short-term advances outstanding and the related loss provision also affect the profitability and liquidity of the Company. An allowance for losses is provided on active short-term advances and service charges receivable, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charges receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charges receivable as of the default date, leaving only active receivables in the reported balances. Net defaults and changes in the short-term advance allowance are charged to the short-term advance loss provision.

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. Management believes that cash generated from operations should be sufficient to accommodate the Company's current operations for Fiscal 2004. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion.

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


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Statements

      This release may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this release include, without limitation, the earnings per share discussion, the expectations of future revenue growth and increased profitability, the expectation of additional store openings, and the expectation of future operating cash flows. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this release speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this release. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional, national or international economic conditions, changes in competition from various sources including both financial services entities and retail businesses, the ability to open and integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties.

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

      The U.S. Office of Comptroller of the Currency has effectively eliminated the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state short-term advance loans. The Company does not currently maintain nor intend in the future to establish loan-servicing relationships with nationally chartered banks. The Federal Deposit Insurance Corporation, ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with loan servicers, enacted new examiner guidelines in July 2003 under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the new FDIC examiner guidelines. The ultimate effect of the new guidelines, which are currently being implemented, on the Company's ability to offer short-term advances in Texas under its current loan servicing arrangement with County Bank is unknown at this time. If the implementation of the FDIC's new guidelines were to ultimately restrict the ability of all or certain state banks to maintain relationships with loan servicers, it could have a materially adverse impact on the Company's operations and financial results.

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

      There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended, which could have a materially adverse impact on the Company's operations and financial condition.

 Other

      Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional, national or international economic conditions, changes in competition from various sources including both financial services entities and retail businesses, the ability to integrate new stores, changes in governmental regulations, unforeseen litigation, changes in capital markets, changes in interest rates, changes in tax rates or policies, the ability to maintain a loan servicing relationship with an out-of-state bank necessary to generate service charges from short-term advances in the Texas market, future business decisions, changes in gold prices, changes in foreign currency exchange rates, other risks indicated in the Company's 2003 Annual Report to Stockholders and other uncertainties.


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


 ITEM 4.   CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange
      Act) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      (b) Changes in Internal Control Over Financial Reporting.

      The management of the Company, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in the Company's internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                         PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments in the litigation and arbitration "previously reported" in the Company's 2003 Annual Report to Stockholders filed on Form 10-K.


 ITEM 2.  CHANGES IN SECURITIES

      During the period from January 1, 2004 through August 6, 2004, the Company issued 716,867 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $7,470,000 (including income tax effect). During the period from January 1, 2004 through August 6, 2004, the Company issued 340,125 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,367,000 (including income tax effect) and issued options to purchase 454,500 shares of common stock at an average exercise price of $19.33, expiring in ten years.

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

      On July 15, 2004 the Board of Directors authorized the repurchase of up to 1,600,000 shares of common stock. During the period from July 16, 2004 through August 6, 2004, the Company repurchased 362,597 shares of common stock at an average price of $19.89 per share under the stock repurchase program approved by the Board of Directors.


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 15, 2004, the Company held the annual meeting of its stockholders. Of the 16,112,455 issued and outstanding common shares entitled to vote at the meeting, 15,611,631 of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following four proposals:

  1.  The stockholders ratified the re-election of Tara Schuchmann, director:

           FOR        %     WITHHOLD     %
        ---------   ----   ---------   ----
       15,123,081   96.9    488,550     3.1

  2. The stockholders approved the adoption of the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 90,000,000.

           FOR        %     AGAINST      %    ABSTAIN   %
        ---------   ----   ---------   ----   -------  ---
       10,802,773   69.2   4,742,769   30.4    66,089  0.4


  3. The stockholders approved the adoption of the First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan.

           FOR        %     AGAINST      %    ABSTAIN   %    NON-VOTE     %
        ---------   ----   ---------   ----   -------  ---   ---------  ---
        5,894,643   53.1   5,201,825   46.9   127,218   -    4,387,945    -

  4. The stockholders ratified the selection of Hein & Associates LLP as independent auditors of the Company for the year ended December 31, 2004.

           FOR        %     AGAINST      %    ABSTAIN   %
        ---------   ----   ---------   ----   -------  ---
       15,388,853   99.0    157,823     1.0    64,955    -


 ITEM 5.  OTHER INFORMATION

      None


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (1) Exhibits:

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Phillip E. Powell, Chief Executive Officer

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Phillip E. Powell, Chief Executive Officer

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer


      (2) Reports on Form 8-K:

          April 20, 2004     Item 7.  Financial Statements and Exhibits
                             Item 9.  Regulation FD Disclosure
                             Item 12. Results of Operations and
                                      Financial Condition

          April 23, 2004     Item 4.  Changes to Registrant's
                                      Certifying Accountants
                             Item 7.  Financial Statements and Exhibits

          June 10, 2004      Item 11. Temporary Suspension of Trading Under
                                      Registrant's Employee Benefits Plan

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  August 6, 2004        FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)

                               /s/ PHILLIP E. POWELL
                               -----------------------
                               Phillip E. Powell
                               Chief Executive Officer

                               /s/ R. DOUGLAS ORR
                               -----------------------
                               R. Douglas Orr
                               Chief Financial Officer

                              INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------
   31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Phillip E. Powell, Chief Executive Officer

   31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Phillip E. Powell, Chief Executive Officer

   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer