Form 10-K/A
period 2003-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2004-10-08
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K/A
                              (Amendment No. 1)


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

                     FIRST CASH FINANCIAL SERVICES, INC.
                                 FORM 10-K/A
                              (Amendment No. 1)
                              -----------------

                     For the Year Ended December 31, 2003

                               EXPLANATORY NOTE
                               ----------------

      This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004 (the "Original Filing"). First Cash Financial Services, Inc. (the "Company") has filed this Amendment to correct the classification of certain transactions presented in the Statements of Cash Flows in the Original Filing. The net effect of the corrections of these classifications in each year presented is to increase operating cash flows, while decreasing investing and financing cash flows. These changes were identified during the course of the Company preparing its response to a comment letter from the U.S. Securities and Exchange Commission regarding the Original Filing.

      A description of these reclassifications and a summary showing their effect on the restated Statements of Cash Flows is provided in Note 17 to the Consolidated Financial Statements. This Amendment also includes corresponding textual changes in Item 7, Management's Discussion and Analysis of Results of Operations, Liquidity and Capital Resources and an addition to related information in Item 9a., Controls and Procedures. This Amendment has no effect on the Balance Sheets, Statements of Income, and Statements of Changes in Stockholders' Equity, and more specifically, does not affect net income, earnings per share, total cash flows, current assets, total assets, current liabilities, total stockholders' equity or other information as presented in the Original Filing.

      Other information contained herein has not been updated. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

                              TABLE OF CONTENTS
                              -----------------

 PART I

 Item 1.    Business
 Item 2.    Properties
 Item 3.    Legal Proceedings
 Item 4.    Submission of Matters to a Vote of Security Holders


 PART II

 Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters
 Item 6.    Selected Financial Data
 Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations
 Item 7a.   Quantitative and Qualitative Disclosures About
              Market Risk
 Item 8.    Financial Statements and Supplementary Data
 Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure
 Item 9a.   Controls and Procedures


 PART III

 Item 10.   Directors and Executive Officers of the Registrant
 Item 11.   Executive Compensation
 Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters
 Item 13.   Certain Relationships and Related Transactions
 Item 14.   Principal Accounting Fees and Services


 PART IV

 Item 15.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K


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

      Certain transactions presented in the restated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001, respectively, have been reclassified between certain sections of the Statements of Cash Flows. A summary of these reclassifications showing their effect on the restated Statements of Cash Flows is provided in Note 17 to the Consolidated Financial Statements.

      The Company utilized positive cash flows from operations in 2003 to fund investing and financing activities primarily related to opening new stores, to fund growth of receivables and inventory balances in existing stores and to reduce outstanding debt. Net cash provided by operating activities of the Company during the year ended December 31, 2003 was $32,606,000, consisting primarily of income from continuing operations of $15,332,000 and adjusted for non-cash depreciation of $3,019,000, the tax benefit from exercise of employee stock options of $5,408,000 and the non-cash short-term advance loss provision of $9,878,000, less an increase in accrued service charges receivable, inventories, and current and deferred income taxes of $553,000, $718,000, and $472,000, respectively, in addition to decreases in prepaid expenses, of $167,000 and increases in accounts payable of $545,000. Net cash used for investing activities during the year ended December 31, 2003 was $16,312,000, which was primarily comprised of cash used to fund pawn receivables of $4,635,000, cash used to fund short-term advance receivables of $11,211,000, cash paid for fixed asset additions of $5,202,000, net of a decrease in the Cash & Go, Ltd. joint venture receivable of $2,633,000 and the cash from the consolidation of Cash & Go, Ltd. of $2,103,000. The opening of 47 new stores in 2003 contributed significantly to the increase in receivables and the volume of fixed asset additions. Net cash used by financing activities was $13,182,000 during the year ended December 31, 2003, which consisted of net repayments of the Company's debt of $23,502,000, net of a decrease in notes receivable from officers of $4,228,000 and proceeds from exercises of stock options and warrants of $6,092,000. The non-recurring cash flows from the repayment of the notes receivable from officers and the proceeds from exercises of stock options and warrants were utilized to reduce the Company's debt.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows, although in the Statements of Cash Flows these are classified as investing cash flows. For fiscal 2003, total cash flows from operations were $32,606,000 while net cash outflows related to pawn receivables and short-term advance receivables were $4,635,000 and $11,211,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $16,760,000 for fiscal 2003. For fiscal 2002, cash flows from operations were $23,333,000 and net cash outflows related to pawn receivables and short-term advance receivables were $3,413,000 and $9,652,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $10,268,000 for fiscal 2002. For fiscal 2001, cash flows from operations were $25,096,000 and net cash flows related to pawn receivables and short-term advance receivables were a $3,753,000 source of cash and $10,266,000 use of cash, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $18,583,000 for fiscal 2001.

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


 Item 9a.  Controls and Procedures
 ---------------------------------

      Subsequent to the filing of the Company's original Form 10-K for the period ended December 31, 2003, the Company discovered certain errors in the classification of certain transaction types presented in its Statements of Cash Flows, which are described in Note 17 to these Consolidated Financial Statements. As a result, the Company determined that a significant deficiency existed in its disclosure controls surrounding the preparation of the Statements of Cash Flows. The Company has taken steps to improve the control processes surrounding the preparation and review of the Statements of Cash Flows. Specifically, key personnel involved in the Company's financial reporting processes have undertaken research of both authoritative guidance and industry practices in order to improve their understanding of cash flow presentation issues relevant to the consumer finance industry. In addition, the Company has documented and implemented additional review procedures related to the preparation of the Statements of Cash Flows. There were no other significant deficiencies, and therefore there were no other corrective actions taken.

      The Company considered the impact of the significant deficiency described above on its original evaluation of disclosure controls and procedures as of December 31, 2003, and in particular assessed the magnitude of any actual or potential misstatement resulting from the deficiency. The Company determined that the magnitude of any actual or potential misstatement was limited to the classification of certain transactions presented in the Statements of Cash Flows and did not affect the Company's general ledger account balances nor its prepared Balance Sheets, Statements of Income, Statements of Changes in Stockholders' Equity or Notes to the Consolidated Financial Statements. Accordingly, based on their evaluation as of December 31, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no significant change in the Company's internal control over financial reporting that was identified in connection with management's evaluation, as described above, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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



                                   PART IV
                                   -------


 Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 -------------------------------------------------------------------------
      (a)  The following documents are filed as a part of this report:

       (1) Consolidated Financial Statements:                   Page
           Report of Independent Registered Public
             Accounting Firm..................................   F-1
           Consolidated Balance Sheets........................   F-2
           Consolidated Statements of Income..................   F-3
           Consolidated Statements of Cash Flows (as restated) F-4 Consolidated Statements of Changes in Stockholders'
             Equity...........................................   F-5
           Notes to Consolidated Financial Statements.........   F-6

      (b)  Reports on Form 8-K.
           October 22, 2003   Item 12. Results of Operations and
                                       Financial Condition.  The
                                       Company reported its financial
                                       results for its quarter ended
                                       September 30, 2003.

      (c)  Exhibits:
           3.1(4)     Amended Certificate of Incorporation
           3.2(5)     Amended Bylaws
           4.1(2)     Common Stock Specimen
           10.1(1)    First Cash, Inc. 1990 Stock Option Plan
           10.2(7)    Employment Agreement -- Rick Powell
           10.3(7)    Employment Agreement -- Rick L. Wessel
           10.4(11)   Employment Agreement -- Alan Barron
           10.5(3)    Acquisition Agreement -- Miraglia, Inc.
           10.6(4)    Acquisition Agreement for Twelve Pawnshops
                      in South Carolina
           10.7(4)    Acquisition Agreement for One Iron Ventures, Inc.
           10.8(4)    First Cash Financial Services, Inc. 1999 Stock
                      Option Plan
           10.9(8)    First Addendum to Executive Employment
                      Agreement - Rick Powell
           10.10(8)   First Addendum to Executive Employment
                      Agreement - Rick Wessel
           10.11(9)   Second Addendum to Executive Employment
                      Agreement - Rick Powell
           10.12(9)   Second Addendum to Executive Employment
                      Agreement - Rick Wessel
           10.13(11)  Third Addendum to Executive Employment
                      Agreement - Rick Powell
           10.14(11)  Third Addendum to Executive Employment
                      Agreement - Rick Wessel
           10.15(11)  First Addendum to Executive Employment
                      Agreement - Alan Barron
           10.16(10)  Executive Incentive Compensation Plan
           14.1(11)   Code of Ethics
           21.1(11)   Subsidiaries
           23.1(11)   Consent of Independent Registered Public Accounting
                      Firm, Deloitte & Touche LLP
           31.1(11)   Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
           31.2(11)   Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1(11)   Certification of Chief Executive Officer Pursuant to
                      18 U.S.C. Section 1350 as adopted Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002
           32.2(11)   Certification of Chief Financial Officer Pursuant to
                      18 U.S.C. Section 1350 as adopted Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

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

                               FIRST CASH FINANCIAL SERVICES, INC.

                               /s/PHILLIP E. POWELL
                               --------------------------------------------
                               Phillip E. Powell, Chief Executive Officer
                               October 8, 2004

                               /s/R. DOUGLAS ORR
                               --------------------------------------------
                               R. Douglas Orr, Principal Accounting Officer
                               October 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                 Capacity                     Date
          ---------                 --------                     ----

    /s/PHILLIP E. POWELL       Chairman of the Board and     October 8, 2004
    ---------------------      Chief Executive Officer
    Phillip E. Powell

    /s/RICK L. WESSEL          Director, President,          October 8, 2004
    ---------------------      Secretary and Treasurer
    Rick L. Wessel


    /s/JOE R. LOVE             Director                      October 8, 2004
    ---------------------
    Joe R. Love


    /s/RICHARD T. BURKE        Director                      October 8, 2004
    ---------------------
    Richard T. Burke


    /s/TARA SCHUCHMANN         Director                      October 8, 2004
    ---------------------
    Tara Schuchmann

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

 We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

 As described in Note 17, the statements of cash flows for the years ended December 31, 2003, 2002 and 2001 have been restated.


 DELOITTE & TOUCHE LLP
 Fort Worth, Texas
 March 8, 2004 (October 8, 2004 as to the effects of the restatement described in Note 17)

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

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
                                                       (in thousands)
                                                (as restated, see Note 17)
 Cash flows from operating activities:
  Income before discontinued operations and
    change in accounting principle .......... $ 15,332   $ 10,940   $  8,012
   Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation and amortization .........    3,019      2,548      3,813
      Short-term advance loss provision .....    9,878      8,669      8,684
      Tax benefit from exercise of employee
        stock options .......................    5,408        229         22
      Income from discontinued operations ...        -          -        592

  Changes in operating assets and
    liabilities, net of effect of Cash & Go,
    Ltd., consolidation and acquisition:
      Service charges receivable ............     (553)      (357)       (89)
      Inventories ...........................     (718)      (329)     1,406
      Prepaid expenses and other assets .....      167         41       (746)
      Accounts payable and accrued expenses..      545         13      3,509
      Current and deferred income taxes .....     (472)     1,579       (107)
                                               -------    -------    -------
    Net cash flows from operating activities    32,606     23,333     25,096
                                               -------    -------    -------
 Cash flows from investing activities:
   Pawn receivables, net ....................   (4,635)    (3,413)     3,753
   Short-term advance receivables, net.......  (11,211)    (9,652)   (10,266)
   Purchases of property and equipment.......   (5,202)    (4,264)    (1,891)
   Acquisition of existing operations........        -          -     (1,394)
   Cash from consolidation of Cash & Go, Ltd.    2,103          -          -
   Proceeds from sale of discontinued
     operations..............................        -          -        230
   (Increase) decrease in receivable from
     Cash & Go, Ltd..........................    2,633       (278)    (2,775)
                                               -------    -------    -------
   Net cash flows from investing activities..  (16,312)   (17,607)   (12,343)
                                               -------    -------    -------
 Cash flows from financing activities:
   Proceeds from debt .......................        -      7,000     14,200
   Repayments of debt .......................  (23,502)   (12,491)   (22,869)
   Notes receivable from officers ...........    4,228        823        775
   Purchase of treasury stock ...............        -          -       (500)
   Proceeds from exercise of options and
     warrants................................    6,092        425        282
                                               -------    -------    -------
   Net cash flows from financing activities    (13,182)    (4,243)    (8,112)
                                               -------    -------    -------
 Change in cash and cash equivalents.........    3,112      1,483      4,641
 Cash and cash equivalents at beginning
   of the year...............................   12,735     11,252      6,611
                                               -------    -------    -------
 Cash and cash equivalents at end of the year $ 15,847   $ 12,735   $ 11,252
                                               =======    =======    =======
 Supplemental disclosure of
   cash flow information:
   Cash paid during the year for:
    Interest ................................ $    498   $    964   $  2,394
                                               =======    =======    =======
    Income taxes ............................ $  4,256   $  4,907   $  4,533
                                               =======    =======    =======

                     FIRST CASH FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
                                                       (in thousands)
                                                (as restated, see Note 17)

 Supplemental disclosure of non-cash
  investing and financing activities:
   Non-cash transactions in connection with
    acquisition:
      Fair market value of assets acquired
        and goodwill......................... $      -   $      -   $  2,302
        Less assumption of liabilities and
          costs of acquisition...............        -          -       (908)
                                               -------    -------    -------
      Net cash paid.......................... $      -   $      -   $  1,394
                                               =======    =======    =======
   Non-cash transactions in connection with
    consolidation of Cash & Go, Ltd.:
     Fair market value of assets consolidated $  4,648   $      -   $      -
       Less assumption of liabilities from
         consolidation.......................   (5,791)         -          -
                                               -------    -------    -------
 Net liabilities resulting from consolidation $ (1,143)  $      -   $      -
                                               =======    =======    =======
   Non-cash transactions in connection
    with pawn receivables settled through
    forfeitures of collateral transferred
    to inventories .......................... $ 27,112   $ 22,346   $ 20,952
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

                                                  December 31,  December 31,
                                                      2003          2002
                                                    -------       -------
                                                        (in thousands)
      Current assets ..........................    $  4,120      $  6,191
      Non-current assets  .....................         528           950
      Current note payable to First Cash
        Financial Services, Inc................      (5,504)       (7,972)
      Other current liabilities ...............        (287)         (411)
                                                    -------       -------
          Net liabilities .....................    $ (1,143)     $ (1,242)
                                                    =======       =======

    Company's net receivable from Cash & Go, Ltd.:
          Note receivable from Cash & Go, Ltd..    $  5,504      $  7,972
          Company's share of net liabilities ..        (572)         (621)
                                                    -------       -------
                                                   $  4,932      $  7,351
                                                    =======       =======


                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
                                                       (in thousands)

      Revenues .....................          $  6,694   $  7,093    $ 6,788
      Expenses .....................             6,596      7,571      6,979
                                               -------    -------    -------
          Income (loss) before taxes          $     98   $   (478)   $  (191)
                                               =======    =======    =======
      Company's share of income (loss),
      as accounted for using the equity
      method through December 31, 2003        $     49   $   (239)   $   (96)
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
                                                    =======       =======
 NOTE 10 - INCOME TAXES

      Components of the provision for income taxes consist of the following (in thousands):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2003       2002       2001
                                               -------    -------    -------
       Current:
          Federal ...................         $  7,495   $  4,437   $  2,609
          State and foreign .........              870        760      1,042
                                               -------    -------    -------
                                                 8,365      5,197      3,651
       Deferred .....................            1,032      1,254        856
                                               -------    -------    -------
                                              $  9,397   $  6,451   $  4,507
                                               =======    =======    =======


      The principal current and non-current deferred tax liabilities consist of the following at December 31, 2003 and 2002 (in thousands):

                                                  December 31,  December 31,
                                                      2003          2002
                                                    -------       -------
       Deferred tax assets:
         Inventory tax-basis difference ...       $   1,520      $  1,288
         Legal accruals ...................             430           430
                                                    -------       -------
                                                      1,950         1,718
                                                    -------       -------
       Deferred tax liabilities:
         Intangible asset amortization ....           6,120         4,951
         Depreciation .....................           1,248         1,181
         State income tax effect of
           deferred tax items..............             329           272
         Other ............................             208           237
                                                    -------       -------
                                                      7,905         6,641
                                                    -------       -------
       Net deferred tax liability .........        $  5,955      $  4,923
       Reported as:                                 =======       =======
         Non-current liabilities - deferred
           income taxes                            $  5,955      $  4,923
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


 NOTE 17 - RESTATEMENT OF THE STATEMENTS OF CASH FLOWS

      The Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 have been restated to correct the classification of certain transactions between sections of the Statements of Cash Flows. The Company determined that it had incorrectly classified cash flows arising from tax benefits associated with the exercise of stock options and warrants. The effect of the adjustment to correct the misclassification is to increase cash flows from operating activities and to decrease cash flows from financing activities in the amounts of $5,408,000, $229,000 and $22,000 for years ended December 31, 2003, 2002 and 2001, respectively. The Company also determined that it had incorrectly classified the short-term advance loss provision as an investing activity rather than an operating activity. The effect of the adjustment to correct the misclassification is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amounts of $9,878,000, $8,669,000 and $8,684,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company has reviewed its recording and classification of cash flows arising from the forfeiture and subsequent sale of pawn collateral and determined that investing cash flows representing a return of pawn receivables were incorrectly recorded on the dates of forfeiture rather than on the dates that the forfeited collateral was sold. Accordingly, the previously reported cash flows related to forfeited collateral have been corrected to remove the non-cash impact of increases and decreases in on-hand inventories. The effect of the adjustment to correct the misclassification is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amounts of $1,222,000 and $638,000 for the years ended December 31, 2003 and 2002, respectively, and to decrease cash flows from operating activities and to increase cash flows from investing activities in the amount of $3,281,000 for the year ended December 31, 2001.

        A summary of the effects of these corrections are as follows:

                                              Year Ended December 31, 2003
                                            ---------------------------------
                                                As
                                            Previously                  As
                                             Reported   Adjustments  Restated
                                             --------   -----------  --------
                                                      (in thousands)
 Net cash flows from operating activities    $ 16,098    $ 16,508    $ 32,606
 Net cash flows from investing activities      (5,212)    (11,100)    (16,312)
 Net cash flows from financing activities      (7,774)     (5,408)    (13,182)
                                             --------   -----------  --------
 Change in cash and cash equivalents            3,112           -       3,112
 Cash and cash equivalents at beginning
   of the year                                 12,735           -      12,735
                                             --------   -----------  --------
 Cash and cash equivalents at end
   of the year                               $ 15,847    $      -    $ 15,847
                                             ========   ===========  ========


                                              Year Ended December 31, 2002
                                            ---------------------------------
                                                As
                                            Previously                  As
                                             Reported   Adjustments  Restated
                                             --------   -----------  --------
                                                      (in thousands)
 Net cash flows from operating activities    $ 13,797    $  9,536    $ 23,333
 Net cash flows from investing activities      (8,300)     (9,307)    (17,607)
 Net cash flows form financing activities      (4,014)       (229)     (4,243)
                                             --------   -----------  --------
 Change in cash and cash equivalents            1,483           -       1,483
 Cash and cash equivalents at beginning
   of the year                                 11,252           -      11,252
                                             --------   -----------  --------
 Cash and cash equivalents at end
   of the year                               $ 12,735    $      -    $ 12,735
                                             ========   ===========  ========


                                              Year Ended December 31, 2001
                                            ---------------------------------
                                                As
                                            Previously                  As
                                             Reported   Adjustments  Restated
                                             --------   -----------  --------
                                                      (in thousands)
 Net cash flows from operating activities    $ 19,671    $  5,425    $ 25,096
 Net cash flows from investing activities      (6,940)     (5,403)    (12,343)
 Net cash flows form financing activities      (8,090)        (22)     (8,112)
                                             --------   -----------  --------
 Change in cash and cash equivalents            4,641           -       4,641
 Cash and cash equivalents at beginning
   of the year                                  6,611           -       6,611
                                             --------   -----------  --------
 Cash and cash equivalents at end
   of the year                               $ 11,252    $      -    $ 11,252
                                             ========   ===========  ========