Form 10-Q/A
period 2004-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2004-10-08
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-Q/A
                              (Amendment No. 1)


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

                     FIRST CASH FINANCIAL SERVICES, INC.
                                 FORM 10-Q/A
                              (Amendment No. 1)

                  For the Three Months Ended March 31, 2004

                               EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2004
 filed on May 5, 2004 (the "Original Filing"). First Cash Financial Services, Inc. (the "Company") has filed this Amendment to correct the classification of certain transactions presented in the Statements of Cash Flows in the Original Filing. The net effect of the corrections of these classifications in each period presented is to increase operating cash flows, while decreasing investing and financing cash flows. These changes were identified during the course of the Company preparing its response to a comment letter from the U.S. Securities and Exchange Commission regarding the Original Filing.

      A description of these reclassifications and a summary showing their effect on the restated Condensed Consolidated Statements of Cash Flows is provided in Part I, Note 5 to the Consolidated Financial Statements. This Amendment also includes corresponding textual changes in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and an addition to related information in Part II, Item 4, Controls and Procedures. This Amendment has no effect on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, and Condensed Consolidated Statements of Changes in Stockholders' Equity, and more specifically, does not affect net income, earnings per share, total cash flows, current assets, total assets, current liabilities, total stockholders' equity or other information as presented in the Original Filing.

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

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    2004         2003
                                                   -------      -------
                                                 (unaudited)  (unaudited)
                                                      (in thousands)
                                                 (as restated, see Note 5)
 Cash flows from operating activities:
  Net income ...................................  $  5,178     $  3,498
  Adjustment to reconcile net income to net cash
    flows from operating activities:
      Depreciation  ............................       921          662
      Short-term advance loss provision ........     1,399        1,438
      Tax benefit from exercise of employee
        stock options ..........................     3,953            -
  Changes in operating assets and liabilities:
    Service charges receivable .................       353          368
    Inventories ................................       392          448
    Prepaid expenses and other assets ..........        10          249
    Accounts payable and accrued expenses ......    (4,312)        (633)
    Current and deferred income taxes  .........    (1,228)       1,316
                                                   -------      -------
      Net cash flows from operating activities .     6,666        7,346
                                                   -------      -------
 Cash flows from investing activities:
  Pawn receivables, net ........................       982        1,794
  Short-term advance receivables, net ..........     1,579          833
  Purchases of property and equipment ..........    (1,515)        (875)
  Decrease in receivable from Cash & Go, Ltd ...         -        2,498
                                                   -------      -------
      Net cash flows from investing activities .     1,046        4,250
                                                   -------      -------
 Cash flows from financing activities:
  Net repayments of debt .......................    (6,000)     (11,327)
  Notes receivable from officers ...............         -          (27)
  Proceeds from exercise of options and warrants     3,270          129
  Purchase of treasury stock ...................    (1,347)           -
                                                   -------      -------
        Net cash flows from financing activities    (4,077)     (11,225)
                                                   -------      -------
 Change in cash and cash equivalents............     3,635          371
 Cash and cash equivalents at beginning
   of the period................................    15,847       12,735
                                                   -------      -------
 Cash and cash equivalents at end of the period.  $ 19,482     $ 13,106
                                                   =======      =======
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................  $     43     $    197
                                                   =======      =======
    Income taxes ...............................  $    277     $    610
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


 Note 5 - Restatement of the Condensed Consolidated Statements of Cash Flows

      The Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003 have been restated to correct the classification of certain transactions between sections of the Statements of Cash Flows. The Company determined that it had incorrectly classified the short-term advance loss provision as an investing activity rather than an operating activity. The effect of the adjustment to correct the misclassification is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amounts of $1,399,000, and $1,438,000 for the three-month periods ended March 31, 2004 and 2003, respectively. In addition, the Company has reviewed its recording and classification of cash flows arising from the forfeiture and subsequent sale of pawn collateral and determined that investing cash flows representing a return of pawn receivables were incorrectly recorded on the dates of forfeiture rather than on the dates that the forfeited collateral was sold. Accordingly, the previously reported cash flows related to forfeited collateral have been corrected to remove the non-cash impact of increases and decreases in on-hand inventories. The effect of the adjustment to correct the misclassification is to increase cash flows from investing activities and to decrease cash flows from operating activities in the amounts of $729,000 and $870,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The Company has also reviewed the cash flow presentation of the tax benefit associated with the exercise of employee stock options.
 This amount was previously included in the change in current and deferred taxes, a component of cash flows from operating activities. In the restated Condensed Statements of Cash Flows, the tax benefit is reported separately as an adjustment to reconcile net income to net cash flows, which is also a component of cash flows from operating activities. Accordingly, there is no effect from this reclassification which would increase or decrease the totals from any section within the Condensed Statements of Cash Flows.

      A summary of the effects of these corrections are as follows:

                                              Quarter Ended March 31, 2004
                                            ---------------------------------
                                                As
                                            Previously                  As
                                             Reported   Adjustments  Restated
                                             --------   -----------  --------
                                                      (in thousands)
 Net cash flows from operating activities    $  5,996    $    670    $  6,666
 Net cash flows from investing activities       1,716        (670)      1,046
 Net cash flows from financing activities      (4,077)          -      (4,077)
                                             --------   -----------  --------
 Change in cash and cash equivalents            3,635           -       3,635
 Cash and cash equivalents at beginning
   of the period                               15,847           -      15,847
                                             --------   -----------  --------
 Cash and cash equivalents at end
   of the period                             $ 19,482    $      -    $ 19,482
                                             ========   ===========  ========


                                              Quarter Ended March 31, 2003
                                            ---------------------------------
                                                As
                                            Previously                  As
                                             Reported   Adjustments  Restated
                                             --------   -----------  --------
                                                      (in thousands)
 Net cash flows from operating activities    $  6,778    $    568    $  7,346
 Net cash flows from investing activities       4,818        (568)      4,250
 Net cash flows from financing activities     (11,225)          -     (11,225)
                                             --------   -----------  --------
 Change in cash and cash equivalents              371           -         371
 Cash and cash equivalents at beginning
   of the period                               12,735           -      12,735
                                             --------   -----------  --------
 Cash and cash equivalents at end
   of the period                             $ 13,106    $      -    $ 13,106
                                             ========   ===========  ========



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

      Certain transactions presented in the restated Condensed Statements of Cash Flows for the quarters ended March 31, 2004 and 2003, respectively, have been reclassified between certain sections of the Condensed Statements of Cash Flows. A summary of these reclassifications showing their effect on the Condensed Statements of Cash Flows is provided in Note 5 to the Condensed Consolidated Financial Statements.

      The Company utilized positive cash flows from operations in the three-month 2004 period to fund investing and financing activities primarily related to opening new stores and the elimination of debt. Net cash provided by operating activities of the Company during the three months ended March 31, 2004 was $6,666,000, consisting primarily of net income of $5,178,000 plus non-cash adjustments for depreciation of $921,000, the short-term advance loss provision of $1,399,000, and the tax benefit from the exercise of employee stock options of $3,953,000 in addition to a decrease in service charge receivables and inventory of $353,000 and $392,000, respectively, net of a decrease in accounts payable and accrued expenses of $4,312,000, and a change in tax balances of $1,228,000. Net cash provided by investing activities during the three months ended March 31, 2004 was $1,046,000, which was primarily comprised of net cash inflows related to pawn receivable activity of $982,000 and a decrease in short-term advance receivable activity of $1,579,000, net of cash paid for fixed asset additions of $1,515,000. The opening of 14 new stores during the first quarter of 2004 contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $4,077,000 during the three months ended March 31, 2004, which primarily consisted of a decrease in the Company's debt of $6,000,000, a purchase of treasury stock in the amount of $1,347,000 and proceeds from exercises of stock options and warrants of $3,270,000.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows. For the Three-Month 2004 Period the total cash flows from operations were $6,666,000, while net cash inflows related to pawn receivables and short-term advance receivables were $982,000 and $1,579,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $9,227,000 for the Three-Month 2004 Period. For the comparable Three-Month 2003 Period, cash flows from operations were $7,346,000 and net cash inflows related to pawn receivables and short-term advance receivables were $1,794,000 and $833,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $9,973,000 for the Three-Month 2003 Period.

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


 ITEM 4.   CONTROLS AND PROCEDURES

    (a) Subsequent to the filing of the Company's original Form 10-Q for the period ended March 31, 2004, the Company discovered certain errors in the classification of certain transaction types presented in its Statements of Cash Flows, which are described in Note 5 to these Condensed Consolidated Financial Statements. As a result, the Company determined that a significant deficiency existed in its disclosure controls surrounding the preparation of the Statements of Cash Flows. The Company has taken steps to improve the control processes surrounding the preparation and review of the Statements of Cash Flows. Specifically, key personnel involved in the Company's financial reporting processes have undertaken research of both authoritative guidance and industry practices in order to improve their understanding of cash flow presentation issues relevant to the consumer finance industry. In addition, the Company has documented and implemented additional review procedures related to the preparation of the Statements of Cash Flows. There were no other significant deficiencies, and therefore there were no other corrective actions taken.

        The  Company considered  the  impact of  the  significant  deficiency described above on its original evaluation of disclosure controls and procedures as of March 31, 2004, and in particular assessed the magnitude of any actual or potential misstatement resulting from the deficiency. The Company determined that the magnitude of any actual or potential misstatement was limited to the classification of certain transactions presented in the Condensed Consolidated Statements of Cash Flows and did not affect the Company's general ledger account balances nor its prepared Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, or Notes to the Condensed Consolidated Financial Statements. Accordingly, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

    (b) There has been no significant change in the Company's internal control over financial reporting that was identified in connection with management's evaluation, as described above, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


 Dated:  October 8, 2004       FIRST CASH FINANCIAL SERVICES, INC.
                               -----------------------------------
                               (Registrant)

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