Form 10-Q
period 2004-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2004-11-05
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended                 Commission File Number:
         September 30, 2004                          0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                         75-2237318
       (state or other jurisdiction    (IRS Employer Identification No.)
     of incorporation or organization)

      690 East Lamar Blvd., Suite 400
             Arlington, Texas                        76011
 (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947

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

      As of November 4, 2004 there were 15,665,490 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,      December 31,
                                             -------------------- -------------
                                               2004        2003        2003
                                              -------     -------     -------
                                                  (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents................   $ 12,288    $ 13,665    $ 15,847
 Service charges receivable...............      4,527       3,615       3,918
 Pawn receivables.........................     24,859      20,457      20,037
 Short-term advance receivables, net of
   allowance of $499, $405 and $497,
   respectively...........................     14,014      10,532      13,759
 Inventories..............................     18,074      15,011      15,588
 Prepaid expenses and other current assets      1,303       1,239         964
 Income taxes receivable..................        598       2,043       1,613
                                              -------     -------     -------
    Total current assets .................     75,663      66,562      71,726
 Property and equipment, net..............     16,767      12,926      14,418
 Goodwill.................................     53,237      53,194      53,237
 Receivable from Cash & Go, Ltd...........          -       4,943           -
 Other....................................        772         612         683
                                              -------     -------     -------
                                             $146,439    $138,237    $140,064
                                              =======     =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable.........................   $    604    $    801    $  1,054
 Accrued expenses.........................      6,776      10,974       9,832
                                              -------     -------     -------
    Total current liabilities ............      7,380      11,775      10,886
 Revolving credit facility................      2,000      11,000       6,000
 Deferred income taxes payable............      6,855       5,824       5,955
                                              -------     -------     -------
                                               16,235      28,599      22,841
                                              -------     -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized ........          -           -           -
   Common stock; $.01 par value;
     90,000,000 shares authorized ........        161         106         109
   Additional paid-in capital ............     70,811      60,273      63,395
   Retained earnings .....................     71,348      52,274      56,734
   Common stock held in treasury, at cost     (12,116)     (3,015)     (3,015)
                                              -------     -------     -------
                                              130,204     109,638     117,223
                                              -------     -------     -------
                                             $146,439    $138,237    $140,064
                                              =======     =======     =======

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                  Three Months Ended       Nine Months Ended
                                 ---------------------   ---------------------
                                 Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                    2004        2003        2004        2003
                                   -------     -------     -------    -------
                             (unaudited, in thousands, except per share amounts)
 Revenues:
   Merchandise sales..........    $ 22,006    $ 17,283    $ 61,103   $ 49,986
   Pawn service charges.......       8,998       7,634      25,176     20,796
   Short-term advance service
     charges..................      14,545      11,362      39,187     31,136
   Check cashing fees.........         683         670       2,316      2,109
   Other......................         312         292         930        876
                                   -------     -------     -------    -------
                                    46,544      37,241     128,712    104,903
                                   -------     -------     -------    -------
 Cost of revenues:
   Cost of goods sold.........      13,603      10,245      36,330     29,570
   Short-term advance loss
     provision................       4,007       3,009       8,413      7,137
   Check cashing returned
     items expense............          50          59         179        151
                                   -------     -------     -------    -------
                                    17,660      13,313      44,922     36,858
                                   -------     -------     -------    -------
 Gross profit.................      28,884      23,928      83,790     68,045
                                   -------     -------     -------    -------
 Expenses:
   Operating expenses.........      15,353      13,534      44,723     38,089
   Interest expense...........          17         108          60        412
   Interest income............         (10)       (133)        (42)      (467)
   Depreciation ..............       1,073         828       2,982      2,176
   Administrative expenses....       4,208       3,110      12,870     10,855
                                   -------     -------     -------    -------
                                    20,641      17,447      60,593     51,065
                                   -------     -------     -------    -------
 Income before income taxes...       8,243       6,481      23,197     16,980
 Provision for income taxes...       3,053       2,465       8,583      6,465
                                   -------     -------     -------    -------
 Net income...................    $  5,190    $  4,016    $ 14,614   $ 10,515
                                   =======     =======     =======    =======
 Net income per share:
   Basic .....................    $   0.33    $   0.28    $   0.93   $   0.77
                                   =======     =======     =======    =======
   Diluted ...................    $   0.31    $   0.25    $   0.86   $   0.68
                                   =======     =======     =======    =======


     Earnings per share and outstanding share amounts reflect the Company's three-for-two stock split on April 6, 2004.

                The accompanying notes are an integral part of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                     --------------------
                                                     Sept. 30,   Sept. 30,
                                                       2004        2003
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
  Net income ...................................    $  14,614   $  10,515
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation  ..............................        2,982       2,176
    Short-term advance loss provision ..........        8,413       7,137
    Stock option and warrant income tax benefit         5,859       3,298
  Changes in operating assets and liabilities:
    Service charges receivable .................         (609)       (441)
    Inventories ................................         (895)       (518)
    Prepaid expenses and other assets ..........         (428)       (127)
    Accounts payable and accrued expenses ......       (3,506)      1,721
    Current and deferred income taxes  .........        1,915      (1,033)
                                                     --------    --------
      Net cash flows from operating activities .       28,345      22,728
                                                     --------    --------
 Cash flows from investing activities:
  Pawn receivables, net ........................       (6,413)     (4,678)
  Short-term advance receivables, net ..........       (8,668)     (6,979)
  Purchases of property and equipment ..........       (5,331)     (3,352)
  Receivable from Cash & Go, Ltd ...............            -       2,408
                                                     --------    --------
      Net cash flows from investing activities .      (20,412)    (12,601)
                                                     --------    --------
 Cash flows from financing activities:
  Proceeds from debt ...........................       10,000           -
  Repayments of debt ...........................      (14,000)    (18,502)
  Decrease in notes receivable from officers ...            -       4,228
  Purchase of treasury stock ...................      (13,463)          -
  Proceeds from exercise of stock options
    and warrants ...............................        5,971       5,077
                                                     --------    --------
      Net cash flows from financing activities .      (11,492)     (9,197)
                                                     --------    --------
 Change in cash and cash equivalents............       (3,559)        930
 Cash and cash equivalents at beginning
   of the period................................       15,847      12,735
                                                     --------    --------
 Cash and cash equivalents at end of the period.    $  12,288   $  13,665
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................    $      68   $     471
                                                     ========    ========
    Income taxes ...............................    $     808   $   4,215
                                                     ========    ========

 Supplemental disclosure of non-cash investing activity:
  Non-cash transactions in connection with pawn
    receivables settled through forfeitures of
    collateral transferred to inventories ......    $  24,842   $  19,488
                                                     ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. In addition, the accompanying consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The Company has a 50% ownership interest in the partnership, which it has historically accounted for by the equity method of accounting. Effective December 31, 2003, when the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the Company's consolidated balance sheet includes the assets and liabilities of Cash & Go, Ltd. The operating results of Cash & Go, Ltd. are included in the Company's consolidated operating results effective for accounting periods beginning January 1, 2004. All significant intercompany accounts and transactions have been eliminated.

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2003 Annual Report on Form 10-K and as amended on Form 10-K/A. The consolidated financial statements as of September 30, 2004 and for the periods ended September 30, 2004 and 2003 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

      Certain amounts in the prior year comparative presentation in the Condensed Consolidated Statements of Cash Flows have been reclassified between sections of the Condensed Consolidated Statements of Cash Flows in order to be consistent with the presentation utilized for the nine-month period ended September 30, 2004. For the nine-month period ended September 30, 2003, the Company determined that it had incorrectly classified the short-term advance loss provision as an investing activity rather than an operating activity. The effect of the reclassification is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amount of $7,137,000 for the nine-month period ended September 30, 2003. In addition, the Company has reviewed its recording and classification of cash flows arising from the forfeiture and subsequent sale of pawn collateral and determined that investing cash flows representing a return of pawn receivables were incorrectly recorded on the dates of forfeiture rather than on the dates that the forfeited collateral was sold. Accordingly, the reported cash flows for the nine-month period ended September 30, 2003 related to forfeited collateral have been corrected to remove the non-cash impact of increases and decreases in on-hand inventories. The effect of the reclassification is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amount of $845,000 for the nine-month period ended September 30, 2003.

      Certain other amounts in prior year comparative presentations have been reclassified in order to conform to the 2004 presentation. All share amounts and earnings per share amounts included in these financial statements reflect a three-for-two stock split effective April 6, 2004.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 1.8% at September 30,
 2004) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At September 30, 2004, the Company had $23,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2004 and November 4, 2004. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three Months Ended   Nine Months Ended
                                         ------------------- -------------------
                                         Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                             2004     2003     2004     2003
                                            ------   ------   ------   ------
 Numerator:
      Net income for calculating basic
        and diluted earnings per share     $ 5,190  $ 4,016  $14,614  $10,515
                                            ======   ======   ======   ======
 Denominator:
      Weighted-average common shares
        for calculating basic earnings
        per share                           15,750   14,300   15,738   13,658
      Effect of dilutive securities:
      Stock options and warrants             1,080    2,058    1,330    1,759
                                            ------   ------   ------   ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                  16,830   16,358   17,068   15,417
                                            ======   ======   ======   ======
 Basic earnings per share                  $  0.33  $  0.28  $  0.93  $  0.77
                                            ======   ======   ======   ======
 Diluted earnings per share                $  0.31  $  0.25  $  0.86  $  0.68
                                            ======   ======   ======   ======

       Earnings per share and outstanding share amounts adjusted to reflect a three-for-two stock split on April 6, 2004.


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

                                         Three Months Ended   Nine Months Ended
                                         ------------------- -------------------
                                         Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                             2004     2003     2004     2003
                                            ------   ------   ------   ------
   Net income, as reported                 $ 5,190  $ 4,016   $14,614 $10,515
   Less:  Stock-based employee
    compensation determined under the
    fair value requirements of SFAS 123,
    net of income tax benefits                  55       40    2,466      951
                                            ------   ------   ------   ------
   Adjusted net income                     $ 5,135  $ 3,976  $12,148  $ 9,564
                                            ======   ======   ======   ======
   Earnings per share:
       Basic, as reported                  $  0.33  $  0.28  $  0.93  $  0.77
       Basic, adjusted                     $  0.33  $  0.28  $  0.77  $  0.70

       Diluted, as reported                $  0.31  $  0.25  $  0.86  $  0.68
       Diluted, adjusted                   $  0.31  $  0.24  $  0.71  $  0.62


      The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                         Three Months Ended   Nine Months Ended
                                         ------------------- -------------------
                                         Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                             2004     2003     2004     2003
                                            ------   ------   ------   ------
             Dividend yield                      -        -        -        -
             Volatility                       52.7%    55.1%    52.7%    54.5%
             Risk-free interest rate           3.5%     3.5%     3.5%     3.5%
             Expected life                 5.5 years  7 years 5.5 years  7 years


      During the period from January 1, 2004 through September 30, 2004, the Company issued 1,056,992 shares of common stock relating to the exercise of outstanding stock options and warrants for an aggregate exercise price of $11,830,000, including income tax benefit.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company") is a leading provider of specialty consumer finance products. The Company currently has 278 locations in eleven U.S. states and Mexico and is the nation's third largest publicly traded pawnshop operator. The Company's pawn stores engage in both consumer finance and retail sales activities and are a convenient source for small consumer advances ("pawns"), secured by pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously-owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Many of the Company's U.S. pawn stores offer short-term, unsecured advances ("short-term advances"), which are also known as payday advances.

      The Company also operates stand-alone check cashing/short-term advance stores in several U.S. states. These stores provide a broad range of consumer financial services products, including short-term advances, check cashing, money orders, money transfers and bill payment services. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 40 kiosks located inside convenience stores, which offer short-term advances and check cashing.


 OPERATIONS AND LOCATIONS

      The following table details store openings and closings for the three and nine-month periods ended September 30, 2004:

                                 Three Months Ended       Nine Months Ended
                                   Sept.  30, 2004         Sept. 30, 2004
                               ----------------------  ----------------------
                                   Check Cashing/          Check Cashing/
                                     Short-term              Short-term
                                Pawn   Advance  Total   Pawn   Advance  Total
                               Stores  Stores  Stores  Stores  Stores  Stores
                               ------  ------  ------  ------  ------  ------
 Beginning of period count       180       80     260     160      75     235

 New stores opened                10        3      13      32       8      40

 Closed stores                     -        -       -      (2)      -      (2)
                               ------  ------  ------  ------  ------  ------
 Store count at Sept. 30, 2004   190       83     273     190      83     273
                               ======  ======  ======  ======  ======  ======

      The Company's business plan is to continue to expand its operations by opening both new check cashing/short-term advance stores and new pawn stores in selected geographic markets. For the three-month and nine-month periods ended September 30, 2004, the Company's 50% owned joint venture, Cash & Go, Ltd. operated a total of 40 kiosks located inside convenience stores in the state of Texas, which are not included in the above chart. No kiosks were opened or closed during the nine months ended September 30, 2004.

      For the quarter ended September 30, 2004, the Company's revenues were derived 47% from merchandise sales, 19% from service charges on pawn loans, 31% from service charges on short-term advances, and 3% from other sources, primarily check cashing fees.

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


 RESULTS OF OPERATIONS

 Three months ended September 30, 2004 compared to the three months ended September 30, 2003

      Total revenues increased 25% to $46,544,000 for the three months ended September 30, 2004 ("the Third Quarter of 2004") as compared to $37,241,000 for the three months ended September 30, 2003 ("the Third Quarter of 2003"). The change was comprised of an increase in revenues of $3,107,000 generated by the 65 new pawn and check cashing/short-term advance stores which were opened since July 1, 2003, a same-store increase totaling $5,115,000 at the 208 stores which were in operation during all of the Third Quarter of 2003 and the Third Quarter of 2004, an increase of $1,385,000 related to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease in revenues of $304,000 from the four stores closed since July 1, 2003. Same-store revenues increased 14% primarily due to the continued maturation of newer stores opened in the first half of 2003 and fiscal 2002. Of the $9,303,000 increase in total revenues, 51%, or $4,723,000, was attributable to increased merchandise sales, 15%, or $1,364,000 was attributable to an increase in pawn service charges, 34%, or $3,183,000 was attributable to an increase in short-term advance service charges, and less than 1% or $33,000 was attributable to other income, comprised primarily of check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $2,982,000 in the Third Quarter of 2003 to $5,357,000 in the Third Quarter of 2004. As a percentage of total revenues, merchandise sales increased from 46% to 47% during the Third Quarter of 2003 as compared to the Third Quarter of 2004, pawn service charges decreased from 20% to 19%, short-term advance service fees remained unchanged at 31%, and check cashing fees and other income as a percentage of total revenues remained unchanged at 3% during the Third Quarter of 2003 and the Third Quarter of 2004.

      The pawn receivables balance increased 22% from $20,457,000 at September 30, 2003 to $24,859,000 at September 30, 2004. Of the $4,402,000
 increase, an increase of $2,217,000 was attributable to the growth in same-store pawn receivable balances at the stores which were in operation as of September 30, 2004 and 2003, and an increase of $2,380,000 was attributable to the new stores opened since September 30, 2003, net of a decrease of $195,000 at the stores closed since September 30, 2003. The net short-term advance receivables balance increased 33% from $10,532,000 at September 30, 2003 to $14,014,000 at September 30, 2004. Of the $3,482,000 increase, a same-store increase of $1,296,000 was attributable to the growth in short-term advance receivable balances at the stores which were in operation as of September 30, 2004 and 2003, an increase of $794,000 was attributable to the new stores opened since September 30, 2003, an increase of $1,429,000 was attributable to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease of $37,000 at the stores closed since September 30, 2003. The Company's loss provision reserve on short-term advance receivables increased from $405,000 at September 30, 2003 to $499,000 at September 30, 2004.

      Gross profit margins on total merchandise sales were 38% during the Third Quarter of 2004 compared to 41% during the Third Quarter of 2003. This decrease was primarily the result of the increased mix of non-retail bulk sales of scrap jewelry, which is typically sold at lower profit margins. Retail merchandise margins, which exclude bulk scrap jewelry sales, remained unchanged at 45% over the same periods. The Company's loss provision relating to short-term advances increased from $3,009,000 in the Third Quarter of 2003 to $4,007,000 in the Third Quarter of 2004. As a percentage of short-term advance service charge revenues, the loss provision increased from 26% during the Third Quarter of 2003 to 28% during the Third Quarter of 2004. Management considers this increase to be within the expected range of variability.

      Operating expenses increased 13% to $15,353,000 during the Third Quarter of 2004 compared to $13,534,000 during the Third Quarter of 2003, primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and the net addition of 61 pawn and check cashing/short-term advance stores since July 1, 2003, which is a 29% increase in store count. Administrative expenses increased 35% to $4,208,000 during the Third Quarter of 2004 compared to $3,110,000 during the Third Quarter of 2003 primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and increased costs related to additional administrative personnel, accounting and legal fees, and other expenses necessary to support the Company's growth strategy and increase in store counts. Interest expense decreased to $17,000 in the Third Quarter of 2004 compared to interest expense of $108,000 in the Third Quarter of 2003 as a result of lower average outstanding debt balances during the Third Quarter of 2004. Interest income decreased from $133,000 in the Third Quarter of 2003 to $10,000 in the Third Quarter of 2004, due primarily to the elimination of interest income associated with the consolidation of Cash & Go, Ltd.

      For the Third Quarter of 2004 and 2003, the Company's effective federal income tax rates of 37% and 38%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

      Total revenues increased 23% to $128,712,000 for the nine months ended September 30, 2004 ("the Nine-Month 2004 Period") as compared to $104,903,000 for the nine months ended September 30, 2003 ("the Nine-Month 2003 Period"). The change was comprised of an increase in revenues of $10,320,000 generated by the 87 new pawn and check cashing/short-term advance stores which were opened since January 1, 2003, a same-store increase of $10,235,000 at the 186 stores which were in operation during all of the first half of 2003 and the first half of 2004, an increase of $4,259,000 related to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease in revenues of $1,005,000 from the four stores closed since January 1, 2003. Same store revenues increased 10% primarily due to increased demand for short-term consumer finance products and continued maturation of stores opened in fiscal 2002. Of the $23,809,000 increase in total revenues, 47%, or $11,117,000, was attributable to increased merchandise sales, 18%, or $4,380,000 was attributable to an increase in pawn service charges, 34%, or $8,051,000 was attributable to an increase in short-term advance service charges, and 1% or $261,000 was attributable to an increase in other income, primarily check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $7,541,000 in the Nine-Month 2003 Period to $11,779,000 in the Nine-Month 2004 Period. During both the Nine-Month 2004 Period and the Nine-Month 2003 Period merchandise sales as a percentage of total revenues was 48%, pawn service charges as a percentage of total revenues were 20%, short-term advance service fees as a percentage of total revenues were 30%, and check cashing fees and other income as a percentage of total revenues were 2%.

      The pawn receivables balance increased 22% from $20,457,000 at September 30, 2003 to $24,859,000 at September 30, 2004. Of the $4,402,000
 increase, an increase of $2,217,000 was attributable to the growth in same-store pawn receivable balances at the stores which were in operation as of September 30, 2004 and 2003, and an increase of $2,380,000 was attributable to the new stores opened since September 30, 2003, net of a decrease of $195,000 at the stores closed since September 30, 2003. The net short-term advance receivables balance increased 33% from $10,532,000 at September 30, 2003 to $14,014,000 at September 30, 2004. Of the $3,482,000 increase, a same-store increase of $1,296,000 was attributable to the growth in short-term advance receivable balances at the stores which were in operation as of September 30, 2004 and 2003, an increase of $794,000 was attributable to the new stores opened since September 30, 2003, an increase of $1,429,000 was attributable to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease of $37,000 at the stores closed since September 30, 2003. The Company's loss provision reserve on short-term advance receivables increased from $405,000 at September 30, 2003 to $499,000 at September 30, 2004.

      Gross profit margins on total merchandise sales were 41% during both the Nine-Month 2004 Period and the Nine-Month 2003 Period. Retail merchandise margins, which exclude bulk scrap jewelry sales, were 45% over the same periods. The Company's loss provision relating to short-term advances increased from $7,137,000 in the Nine-Month 2003 Period to $8,413,000 in the Nine-Month 2004 Period. As a percentage of short-term advance service charge revenues, the loss provision decreased from 23% during the Nine-Month 2003 Period to 22% during the Nine-Month 2004 Period.

      Operating expenses increased 17% to $44,723,000 during the Nine-Month 2004 Period compared to $38,089,000 during the Nine-Month 2003 Period, primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and the net addition of 83 pawn and check cashing/short-term advance stores since January 1, 2003, which is a 44% increase in store count. Administrative expenses increased 19% to $12,870,000 during the Nine-Month 2004 Period compared to $10,855,000 during the Nine-Month 2003 Period primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results, and increased costs related to additional administrative personnel, accounting and legal fees, and other expenses necessary to support the Company's growth strategy and increase in store counts. Interest expense decreased to $60,000 in the Nine-Month 2004 Period compared to interest expense of $412,000 in the Nine-Month 2003 Period as a result of lower average outstanding debt balances during the Nine-Month 2004 Period. Interest income decreased from $467,000 in the Nine-Month 2003 Period to $42,000 in the Nine-Month 2004 Period, due primarily to the elimination of interest income associated with the consolidation of Cash & Go, Ltd.

      For the Nine-Month Period of 2004 and 2003, the Company's effective federal income tax rates of 37% and 38%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and store openings have been financed with funds generated from operations, bank and other borrowings, and the issuance of the Company's securities.

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 1.8% at September 30,
 2004) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At September 30, 2004, the Company had $23,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2004 and November 4, 2004. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of September 30, 2004, the Company's primary sources of liquidity were $12,288,000 in cash and cash equivalents, $43,400,000 in receivables, $18,074,000 in inventories and $23,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $68,283,000 as of September 30, 2004, and total equity exceeded total liabilities by a ratio of 8 to 1.

      The Company utilized positive cash flows from operations in the Nine-Month 2004 Period to fund investing and financing activities primarily related to opening new stores and the reduction of debt. Net cash provided by operating activities of the Company during the nine months ended September 30, 2004 was $28,345,000, consisting primarily of net income of $14,614,000 plus non-cash adjustments for depreciation, short-term advance loss provision and stock option and warrant income tax benefit of $2,982,000, $8,413,000 and $5,859,000 respectively, net of an increase in service charge receivables, inventory and prepaid assets of $609,000, $895,000 and $428,000 respectively, a decrease in accounts payable and accrued expenses of $3,506,000, net of a change in tax balances of $1,915,000. Net cash used by investing activities during the nine months ended September 30, 2004 was $20,412,000, which was primarily comprised of net cash outflows from pawn receivable activity of $6,413,000, net cash outflows from short-term advance receivable activity of $8,668,000, and cash paid for fixed asset additions of $5,331,000. The opening of 40 new stores during the Nine-Month 2004 period contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $11,492,000 during the nine months ended September 30, 2004, which primarily consisted of a net decrease in the Company's debt of $4,000,000, purchases of treasury stock in the amount of $13,463,000, net of proceeds from exercises of stock options and warrants of $5,971,000.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows. For the Nine-Month 2004 Period the total cash flows from operations were $28,345,000, while net cash outflows related to pawn receivable activity and short-term advance receivable activity were $6,413,000 and $8,668,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $13,264,000 for the Nine-Month 2004 Period. For the comparable Nine-Month 2003 Period, cash flows from operations were $22,728,000 and net cash outflows related to pawn receivables and short-term advance receivables were $4,678,000 and $6,979,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $11,071,000 for the Nine-Month 2003 Period.

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


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Statements

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this quarterly report include, without limitation, the earnings per share discussion, the expectation for additional store openings, the expected impact of stock repurchases and the expectation for future operating cash flows necessary to fund store openings. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this release speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this release. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional, national or international economic conditions, the ability to open and integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties.

 Regulatory Changes

      The Company is subject to extensive regulation in most jurisdictions in which it operates, including jurisdictions that regulate pawn lending, short-term advance activities and check cashing. The Company's pawnshop and short-term advance operations in the United States are subject to, and must comply with, extensive regulation, supervision and licensing from various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, the general terms of the loans and the service charges and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to federal and state regulation relating to the reporting and recording of certain currency transactions. The Company's pawnshop operations in Mexico are also subject to, and must comply with, general business, tax and consumer protection regulations from various federal, state and local governmental agencies in Mexico. There can be no assurance that additional state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date which could inhibit the ability of the Company to offer pawn loans and short-term advances, significantly decrease the service charges for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant adverse effect on the Company's future prospects. The overall regulatory environment is described more fully in the Company's 2003 Annual Report on Form 10-K. Additional information related to federal and state regulation of short-term advances is provided below.

      The U.S. Office of Comptroller of the Currency has effectively eliminated the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state short-term advance loans. The Company does not currently maintain nor intend in the future to establish loan-servicing relationships with nationally chartered banks. The Federal Deposit Insurance Corporation, ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with loan servicers, enacted new examiner guidelines in July 2003 under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the new FDIC examiner guidelines. The ultimate effect of the new guidelines, which are currently being implemented, on the Company's ability to offer short-term advances in Texas under its current loan servicing arrangement with County Bank is unknown at this time. If the implementation of the FDIC's new guidelines were to ultimately restrict the ability of all or certain state banks to maintain relationships with loan servicers or restrict the ability of the Company to attract or retain customers for County Bank, it could have a materially adverse impact on the Company's operations and financial results.

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


 ITEM 4.   CONTROLS AND PROCEDURES

      (a)  Evaluation of Disclosure Controls and Procedures

           Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Accordingly, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.


      (b)  Changes in Internal Control Over Financial Reporting

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


 ITEM 2.  CHANGES IN SECURITIES

      During the period from January 1, 2004 through November 4, 2004, the Company issued 719,367 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $7,500,000 (including income tax effect). During the period from January 1, 2004 through November 4, 2004, the Company issued 499,500 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $7,046,000 (including income tax effect) and issued options to purchase 454,500 shares of common stock at an average exercise price of $19.33, expiring in ten years.

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

      On July 15, 2004 the Board of Directors authorized the repurchase of up to 1,600,000 shares of common stock. During the period from July 16, 2004 through November 4, 2004, the Company repurchased 623,000 shares of common stock at an average price of $19.46 per share under the stock repurchase program approved by the Board of Directors.


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


 ITEM 5.  OTHER INFORMATION

      None


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (1) Exhibits:

           3 Amended and Restated Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 20,000,000 to 90,000,000

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Phillip E. Powell, Chief Executive Officer

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Phillip E. Powell, Chief Executive Officer and
                R. Douglas Orr, Chief Financial Officer


      (2) Reports on Form 8-K:

           July 15, 2004   Issuance of Press Release Announcing Operating
                           Results for the Quarter Ended June 30, 2004

                           Item 7. Financial Statements and Exhibits

                           Item 9. Regulation FD Disclosure

                           Item 12. Results of Operations and Financial
                                    Condition


          July 15, 2004    Issuance of Press Release Announcing Stock
                           Repurchase Program

                           Item 5. Other Events and Regulation FD Disclosure

                           Item 7. Financial Statements and Exhibits

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  November 4, 2004      FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)

                               /s/ PHILLIP E. POWELL
                               -----------------------
                               Phillip E. Powell
                               Chief Executive Officer

                               /s/ R. DOUGLAS ORR
                               -----------------------
                               R. Douglas Orr
                               Chief Financial Officer

                              INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------
    3 Amended and Restated Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 20,000,000 to 90,000,000

   31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Phillip E. Powell, Chief Executive Officer

   31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Phillip E. Powell, Chief Executive Officer and R. Douglas Orr, Chief Financial Officer