Form 10-K
period 2004-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2005-03-16
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

 (Mark One)
   [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the year ended December 31, 2004, or

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on June 30, 2004, the last trading date of registrant's most recently completed second fiscal quarter is $276,126,000.

      As of March 10, 2005, there were 16,080,140 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 2005, is incorporated by reference in
 Part III, Items 10, 11, 12 and 13.

                     FIRST CASH FINANCIAL SERVICES, INC.
                                  FORM 10-K

                     For the Year Ended December 31, 2004


                              TABLE OF CONTENTS
                              -----------------
 PART I

 Item 1.    Business
 Item 2.    Properties
 Item 3.    Legal Proceedings
 Item 4.    Submission of Matters to a Vote of Security Holders


 PART II

 Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters
 Item 6.    Selected Financial Data
 Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations
 Item 7a.   Quantitative and Qualitative Disclosures About
              Market Risk
 Item 8.    Financial Statements and Supplementary Data
 Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure
 Item 9a.   Controls and Procedures
 Item 9b.   Other Information

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

 PART IV

 Item 15.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K


 SIGNATURES

                                    PART I
                                    ------

 Forward-Looking Information

      This annual report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this annual report include, without limitation, the Company's liquidity forecast for 2005 and its expectations for new store openings and acquisitions in 2005. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company. Recently revised federal regulations affecting the payday advance industry could affect the Company's financial results and growth expectations in certain markets; however, the impact of the revised regulations cannot be estimated at the current time. Other such factors may include changes in regional, national or international economic conditions, changes or increases in competition, the ability to open and integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in governmental regulations, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties.

 Stock Split

      In March 2004, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend to shareholders of record on March 22, 2004. The additional shares were distributed on April 6, 2004. All share and per share amounts (except authorized shares, treasury shares and par value) have been retroactively adjusted to reflect the split.


 Item 1.  Business
 -----------------

 General

      First Cash Financial Services, Inc. (the "Company") is a leading provider of specialty consumer finance products. The Company currently has 292 locations in eleven U.S. states and five states in Mexico and is the nation's third largest publicly traded pawnshop operator. The Company's pawn stores engage in both consumer finance and retail sales activities, and are a convenient source for small consumer loans, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, many of the Company's pawn stores offer short-term advances, which are also known as payday loans.

      The Company also operates stand-alone payday advance stores in several U.S. states. These stores provide a broad range of consumer financial services products, including payday, or short-term advances, check cashing, money order sales, money transfers and bill payment services. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 40 kiosks located inside convenience stores, which offer short-term advances and check cashing.

      For the year ended December 31, 2004, the Company's revenues were derived as follows: 48% from merchandise sales, 19% from pawn lending activities, 30% from short-term advance lending activities, and 3% from other sources, primarily check cashing fees.

      The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly owned subsidiaries, American Loan & Jewelry, Inc., WR Financial, Inc., Famous Pawn, Inc., JB Pawn, Inc., Cash & Go, Inc., One Iron Ventures, Inc., Capital Pawnbrokers, Inc., Silver Hill Pawn, Inc., Elegant Floors, Inc., First Cash, S.A. de C.V., American Loan Employee Services, S.A. de C.V., First Cash, Ltd., First Cash Corp., First Cash Management, LLC, First Cash, Inc., FCFS MO, Inc., FCFS OK, Inc., and FCFS SC, Inc.

      The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

 Industry

      Specialty consumer finance represents a rapidly growing segment of the overall financial services industry. This segment focuses on providing a quick and convenient source of short-term credit to unbanked, underbanked and credit-challenged customers. This segment of consumers is typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit-card servicers. First Cash competes directly in the specialty consumer finance industry through both its pawn loan product and its short-term or payday advance product.

      The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops being in the Southeast and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest development of pawnshops. Management believes the U.S. pawnshop industry is highly fragmented with approximately 15,000 stores in the country. The three major publicly traded pawnshop companies currently operate approximately 1,000 of the pawnshops in the United States. The Company believes that individuals operating one to three locations own the majority of pawnshops. Management further believes that the highly fragmented nature of the industry is due in part to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

      The pawnshop industry in Mexico is substantially underdeveloped as compared to the U.S. Management believes the Mexican pawnshop industry is somewhat fragmented, as in the U.S., but with fewer than 2,000 stores in the entire country. Management estimates that the three largest operators, including First Cash, account for approximately 20% of all pawn stores. First Cash is one of few U.S. companies with a presence in Mexico and the only major publicly traded U.S. company that is doing business there. The Company currently operates over 100 pawnshops in Mexico and sees significant opportunity due to the large potential consumer base and limited competition in new and existing Mexican markets.

      The short-term or payday advance industry is a relatively new industry and is experiencing rapid growth in the U.S. A leading industry analyst estimates that there are over 21,500 payday advance locations throughout the United States. The number of industry-wide payday advance locations is expected to double over the next decade. There are several privately held chains that operate from 100 up to approximately 1,200 stores each. The eight largest publicly held operators of payday advance stores, which includes First Cash Financial Services, Inc., operate a combined total of over 5,700 stores. There is currently not a similar short-term or payday advance industry in Mexico due to relatively few Mexican consumers that utilize checking accounts in a manner that is conducive to payday advance lending.

 Business Strategy

      The Company's primary business plan is to significantly expand its operations by opening new pawnshops and payday advance stores. In addition, it will continue to remain focused on increasing the revenues and operating profits in its existing stores.

 New Store Openings

      The Company has opened 118 new pawn stores and 66 new payday advance stores since its inception and currently intends to open both additional pawn stores and payday advance stores in locations where management believes appropriate demand and other favorable conditions exist. During the years ended December 31, 2004, 2003 and 2002, the Company opened 40, 31 and 25 new pawn stores, respectively, and over the same three years, the Company opened 12, 16 and 13 new payday advance stores, respectively.

      Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be open for business within six to eight weeks. The investment required to open a new pawn store includes store operating cash, inventory, funds available for pawns loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $200,000 and $335,000 is required to fund a new pawn store for the first six months of operation. The Company also estimates that between $200,000 and $335,000 is required to fund a new payday advance store for the first six months of operation, which includes investments for leasehold improvements, security and computer equipment, funds available for short-term advances, store operating cash, and start-up losses.

      The Company currently plans to continue its expansion in existing markets, with the primary focus being pawn stores, primarily in Mexico, and secondarily, payday advance stores in the U.S. The Company continues to evaluate new markets with favorable demographics and regulatory environments. The Company has an organizational structure that it believes is capable of supporting a larger, multi-country and multi-state store base.

 Enhance Productivity of Existing and Newly Opened Stores

      The primary factors affecting the profitability of the Company's existing store base are the volume of retail sales, the gross profit on retail sales, the level of pawn loans outstanding, the level of short-term advances outstanding, the volume of check cashing and other consumer financial services, and the control of store expenses, including the loss provision expense related to short-term advances. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores from traditional pawn and check cashing/short-term advance stores and to make customers feel more comfortable. In addition to well-lit parking facilities, the stores' exteriors typically display an attractive and distinctive awning similar to those used by contemporary convenience and video rental stores. The Company also has upgraded or refurbished the interior of certain stores and improved merchandise presentation by categorizing items into departments, improving the lighting and installing better in-store signage.

      The Company has implemented an employee-training program for both store and corporate-level personnel that stresses productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully integrated functionality to support point-of-sale retail operations, inventory management and loan processing. Each store is connected on a real-time basis to a secured off-site data center located in Allen, Texas, that houses the centralized database and operating system. The system provides management the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance with financial and operational controls. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base, and can accommodate reasonably foreseeable growth in the near term.

 Acquisitions

      Because of the highly fragmented nature of both the pawn industry and the payday advance industry, as well as the availability of certain regional chains and "mom & pop" sole proprietors willing to sell their stores, the Company believes that certain acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches regulatory issues. Specific pawn store acquisition criteria includes an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of payday advance stores include the annual volume of transactions, location and condition of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's short-term advance product.

 Pawn Lending Activities

      The Company's pawn stores advance money against the security of pledged goods. The pledged goods are tangible personal property generally consisting of jewelry, electronic equipment, tools, sporting goods and musical equipment. The pledged goods provide the only security to the Company for the repayment of the pawn, as pawns cannot result in personal liability to the borrower. Therefore, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision. Receivables from pawn loans at December 31, 2004 and 2003 were $23,429,000 and $20,037,000, respectively.

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

      Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is earlier paid or renewed. In Maryland, Washington, D.C., and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, and 30 days in Maryland, Washington, D.C., and Mexico, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

      The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value includes such sources as catalogs, blue books, on-line auction sites and newspapers. The Company also utilizes its integrated computer information system to recall recent selling prices of similar merchandise in its own stores. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount pawned.

      The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service charges on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service charges of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington, D.C., a flat $2 charge per month applies to all pawns up to $40, and an 18% to 60% annualized service charge applies to pawns of greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. As of December 31, 2004, the Company's average pawn per pawn ticket was approximately $62. Service charge revenues for pawns during the fiscal years ended December 31, 2004, 2003 and 2002 were $34,663,000, $28,804,000 and $21,723,000, respectively, and accounted for approximately 39%, 40% and 37%, respectively, of the Company's total service charge revenues. For the fiscal years ended December 31, 2004, 2003 and 2002, the Company's annualized yields on average pawn balances were 159%, 157% and 143%, respectively.

 Short-term Advance Activities

      The Company's short-term (or payday) advance stores and selected pawn stores, make short-term advances for a term of thirty days or less. To qualify for a short-term advance, customers generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on their personal checking account for the amount of the advance, plus applicable fees. At maturity, the customer may either return to the store and pay off the advance with cash, in which case the check is returned to the customer, or the store can deposit the customer's check into its checking account. Receivables from short-term advances, net of short-term advance loss valuation allowances, at December 31, 2004 and 2003 were $15,465,000 and $13,759,000, respectively. Short-term advance transactions are subject to federal truth-in-lending regulations and fair debt collection practice regulations. In addition, state and federal regulations exist in certain markets, which, among other things, limit the number of consecutive short-term advances a customer can obtain or limit the total transactions over a specified time period.

      Fees charged for short-term advances are generally regulated by state law and range from 13.9% to 40% of the amount advanced per transaction. Service charge revenues for short-term advances during the fiscal years ended December 31, 2004, 2003 and 2002 were $54,123,000, $42,939,000 and
 $36,473,000, respectively, and accounted for approximately 61%, 60% and 63%, respectively, of the Company's total service charge revenues.

      The bank returns a significant number of customer short-term advance checks deposited by the Company because there are insufficient funds in the customer's account. However, the Company subsequently collects a large percentage of these bad debts by redepositing the customer's check or subsequent cash repayment by the customer. The profitability of the Company's short-term advance operations is dependent upon adequate collection of these returned items. The short-term loss valuation allowances were $552,000 and $497,000 at December 31, 2004 and 2003, respectively.

 Merchandise Sales

      The Company's merchandise sales are primarily retail sales to the general public in its pawn stores. The items retailed are primarily used jewelry, consumer electronics, tools, musical instruments, and sporting goods. The Company also melts down limited quantities of scrap gold jewelry and sells the gold at market commodity prices. Total merchandise sales during the years ended December 31, 2004, 2003 and 2002 accounted for approximately 48% of the Company's total revenues in each of these periods. For the years ended December 31, 2004, 2003 and 2002 the Company realized gross profit margins on merchandise sales of 40%, 41% and 42%, respectively.

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

      The Company does not provide financing to purchasers of its merchandise nor does it provide a standard or automatic warranty on merchandise sold. Nevertheless, the Company may, at its discretion, refund purchases if merchandise is returned because it was damaged or not in good working order when purchased. The Company permits its customers to purchase inventory on a "layaway" plan. Should the customer fail to make a required payment, the item is returned to inventory and previous payments are forfeited to the Company.

 Operations and Locations

       As of December 31, 2004, the Company operated stores in the following markets:

                                       Pawn   Payday Advance   Total
                                      Stores      Stores      Stores
                                      ------------------------------
         United States:
           Texas (1)................    58          46          104
           Maryland.................    21           -           21
           California...............     -          15           15
           Illinois.................     -          10           10
           District of Columbia (1).     2           7            9
           South Carolina (1).......     8           -            8
           Oregon...................     -           6            6
           Washington...............     -           3            3
           Missouri.................     3           -            3
           Oklahoma (1).............     3           -            3
           Virginia.................     2           -            2
         Mexico:
           Tamaulipas...............    28           -           28
           Nuevo Leon...............    27           -           27
           Coahuila.................    22           -           22
           Chihuahua................    21           -           21
           Durango..................     2           -            2
                                      ------------------------------
                               Total   197          87          284
                                      ==============================

           (1) Pawn stores in these markets also offer the payday or short-term advance product.

      In addition, at December 31, 2004, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 40 kiosks located inside convenience stores in the state of Texas.

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

      Financial information about geographic areas is provided in Note 13 of the Notes to the Consolidated Financial Statements.

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

      The Company believes that profitability of its pawnshops is dependent, among other factors, upon its employees' ability to make pawns that achieve optimum redemption rates, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job pawn and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation, and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees based on sales, gross profit and special promotional contests.

 Payday Advance Operations

      The Company's payday advance locations are typically part of a retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with a lighted sign, and distinctive, conservative window signage. The interiors typically feature an ample lobby, separated from employee work areas by floor-to-ceiling teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

      Computer operating systems in the Company's payday advance stores allow a store manager or clerk to recall rapidly customer check cashing histories, short-term advance histories, and other vital information. The Company attempts to attract customers primarily through television advertisements and yellow page advertisements.

      Each check cashing/short-term loan store employs a manager, and between one and eight tellers, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor who typically oversees two to five store managers. Each supervisor reports to one of two regional vice-presidents.

      The kiosks operated by the Cash & Go, Ltd., joint venture are located inside convenience stores. Each kiosk is a physically secured area with its own counter space within the convenience store. Each kiosk is typically staffed by one or two employees at any point in time.

 Competition

      The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability, and ability to expand.

      The Company competes primarily with other pawn store operators and check cashing/short-term advance operators. There are three publicly held pawnshop operators and five publicly held payday advance/check cashing operators, all of which have more locations than the Company. There are several privately held operators of payday advance stores, some of which are significantly larger than the Company. In addition, both the pawnshop and payday advance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and short-term advances, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

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

 Governmental Regulation

 General

      The Company is subject to extensive regulation in most jurisdictions in which it operates, including jurisdictions that regulate pawn lending, short-term advances and check cashing. The Company's pawnshop and short-term advance operations in the United States are subject to, and must comply with, extensive regulation, supervision and licensing from various federal, state and local statutes, ordinances, and regulations. These statutes prescribe, among other things, the general terms of the loans and the service charges and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to federal and state regulation relating to the reporting and recording of certain currency transactions. The Company's pawnshop operations in Mexico are also subject to, and must comply with, general business, tax and consumer protection regulations from various federal, state and local governmental agencies in Mexico. There can be no assurance that additional state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date which could inhibit the ability of the Company to offer pawn loans and short-term advances, significantly decrease the service charges for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant adverse effect on the Company's future prospects.

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

      Under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with copies of all daily transactions involving pawns and over-the-counter purchases. These daily transaction reports are designed to provide the local law enforcement officials with a detailed description of the goods involved, including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. Goods held to secure pawns or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners. Historically, the Company has not found these claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners.

      The Company also operates in states that have licensing, and/or fee regulations on check cashing and payday or short-term advances, including California, Washington, Oklahoma, South Carolina, Oregon, Illinois and Washington, D.C. The Company is licensed in each of the states in which a license is currently required for it to operate as a check casher and/or short-term advance provider. In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

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

 Federal Regulations

      There is currently no direct federal regulation of the pawn and payday advance industry. The federal government does, however, regulate the ability of national and state chartered banks to participate in the payday advance industry. The U.S. Office of Comptroller of the Currency has significantly restricted the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state payday advance loans. The Company does not currently maintain nor intend in the future to establish loan-servicing relationships with nationally chartered banks. In 2003, the Federal Deposit Insurance Corporation ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with out of state payday loan servicers, issued guidelines under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the FDIC guidelines for payday lending.

      On March 2, 2005, the FDIC issued revised payday lending guidelines for FDIC-supervised banks, such as County Bank. The revised guidelines include a requirement that such banks develop procedures to ensure that a payday loan is not provided to any customer with payday loans outstanding from any bank for more than three months in the previous twelve months. It currently remains to be determined what procedures may be proposed by the lending banks or accepted by the FDIC in order to meet these guidelines. The
 Company and County Bank are currently in the process of reviewing the revised guidelines and expect to implement any necessary changes in lending procedures to comply with them. The Company's payday advance revenues from Texas locations totaled $30,554,000 in Fiscal 2004 and represented approximately 17% of the Company's total revenues for 2004. The Company expects that implementation of the revised guidelines could have a negative effect on some portion of its payday lending revenues in its Texas locations, which are the Company's only locations which currently use a bank relationship subject to the FDIC's payday lending guidelines. Until the Company and County Bank complete their review of the revised guidelines and the FDIC approves the revised procedures expected to be developed by County Bank and/or other banks providing payday loans, the exact timing and amount of the financial impact of the revised guidelines cannot be estimated.

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

      Under the USA PATRIOT Act passed by Congress in 2001, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls; (2) the designation of a compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program. The United States Department of Treasury is expected to issue regulations specifying the appropriate features and elements of the anti-money laundering compliance programs for the pawnbrokering and short-term advance industries.

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

      With respect to firearms sales, the Company must comply with the regulations promulgated by the Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms, which requires firearms dealers to maintain a permanent written record of all firearms that it receives or sells. The Company does not currently take firearms as pawn collateral nor does it sell firearms to the public.

 Proposed Regulations

      Governmental action to prohibit or restrict payday or short-term advances has been advocated over the past few years by consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for that type of short-term advance, which is higher than the interest generally charged by credit-card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize short-term advance activities as abusive toward consumers. During the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or restrict short-term advances.

      Legislation and regulatory action at the state level that affects consumer lending has recently become effective in a few states and may be passed in other states. The Company intends to continue, with others in the short-term advance industry, to oppose legislative or regulatory action that would prohibit or restrict consumer access to the payday advance product. If legislative or regulatory action with that effect were taken on the federal level or in states such as Texas, in which the Company has a significant number of stores, that action could have a material, adverse effect on the Company's payday advance-related activities and revenues. There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

 Employees

      The Company had approximately 1,822 employees as of March 10, 2005, including approximately 103 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd. had approximately 92 employees as of March 10, 2005. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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


 Item 2.  Properties
 -------------------

      The Company owns the real estate and buildings for three of its pawn stores and leases 290 pawn and check cashing/short-term advance locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company's existing leases expire on dates ranging between 2005 and 2016. All current store leases provide for specified periodic rental payments ranging from approximately $600 to $9,600 per month.

      Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a materially adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and payday advance locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores and payday advance locations are suitable for such purpose. The Company considers its equipment, furniture and fixtures to be in good condition.

      The Company currently leases approximately 18,000 square feet in Arlington, Texas for its executive offices. The lease, which expires April 30, 2010, currently provides for monthly rental payments of approximately $24,000. The Company's 50% owned joint venture, Cash & Go, Ltd. leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture's existing leases expire on dates ranging between 2005 and 2009. All current Cash and Go, Ltd. leases provide for specified periodic rental payments ranging from approximately $1,100 to $1,700 per month.


 Item 3.  Legal Proceedings
 --------------------------

      The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company's financial position, results of operations, or cash flows.


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of Fiscal 2004.

                                   PART II
                                   -------
 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 -----------------------------------------------------------------------------

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "FCFS". The following table sets forth the quarterly high and low closing sales prices per share for the Common Stock, as reported by the Nasdaq National Market, which have been adjusted for the Company's stock split on April 6, 2004.

                                First   Second    Third   Fourth
                               Quarter  Quarter  Quarter  Quarter
                               -------  -------  -------  -------
       2004
         High ...............  $24.30   $24.73   $21.42   $27.35
         Low ................   16.93    19.60    16.85    20.34

       2003
         High ...............  $ 7.15   $10.09   $15.99   $18.03
         Low ................    5.71     6.63     9.40    13.36

      On March 10, 2005, the closing sales price for the Common Stock as reported by the Nasdaq National Market was $21.20 per share. On March 10, 2005, there were approximately 58 stockholders of record of the Common Stock.

      No cash dividends have been paid by the Company on its Common Stock. The dividend and earning retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings, cash flows, and financial position. The Company's revolving credit facility contains provisions that allow the Company to pay cash dividends within certain parameters.

      During the period from October 1, 2004 through December 31, 2004, the Company issued 486,000 shares of common stock relating to the exercise of outstanding stock options and warrants for an aggregate exercise price of $7,395,000, including income tax benefit. While the issuance of the derivative securities to officers and employees was exempt under Section 4(2) of the Act, the resale was registered under the Act.

 Issuer Purchases of Equity Securities

      In July 2004, the Company's Board of Directors authorized a stock repurchase program to permit future repurchases of up to 1,600,000 shares of the Company's outstanding common stock. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month of 2004 that the program was in effect.

                                                   Total          Maximum
                                                 Number of        Number
                           Total     Average  Shares Purchased   Of Shares
                           Number     Price       as Part       that May Yet
                         Of Shares    Paid      of Publicly     Be Purchased
                         Purchased  Per Share  Announced Plan  Under the Plan
                         ---------  ---------  --------------  --------------
   July 1 through
     July 31, 2004        270,983    $20.02       270,983        1,329,017
   August 1 through
     August 31, 2004      337,032     19.02       337,032          991,985
   September 1 through
     September 30, 2004    14,700     19.06        14,700          977,285
   October 1 through
     December 31, 2004          -         -             -          977,285
                          -------                 -------
   Total                  622,715    $19.46       622,715
                          =======                 =======


 Item 6.  Selected Financial Data
 --------------------------------

      The information below should be  read in conjunction with  Management's
 Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8.

                                                  Year Ended December 31,
                                   ----------------------------------------------------
                                     2004       2003       2002       2001       2000
                                   --------   --------   --------   --------   --------
                     (in thousands, except per share amounts and certain operating data)
 Income Statement Data:
  Revenues:
    Merchandise sales             $  86,745  $  69,808  $  56,916  $  53,893  $  53,177
    Pawn service charges             34,663     28,804     21,723     19,714     20,585
    Short-term advance
      service charges                54,123     42,939     36,473     33,314     26,012
    Check cashing fees                3,030      2,749      2,659      2,264      2,216
    Other                             1,252      1,168      1,022      1,242      1,737
                                   --------   --------   --------   --------   --------
                                    179,813    145,468    118,793    110,427    103,727
                                   --------   --------   --------   --------   --------
  Cost of Revenues:
    Cost of goods sold               52,056     41,110     32,890     34,619     34,366
    Short-term advance
      loss provision                 11,559      9,879      8,669      8,684      6,346
    Check cashing returned
      items expense                     252        233        258        195        153
                                   --------   --------   --------   --------   --------
                                     63,867     51,222     41,817     43,498     40,865
                                   --------   --------   --------   --------   --------
  Gross Profit                      115,946     94,246     76,976     66,929     62,862
                                   --------   --------   --------   --------   --------
  Expenses:
    Store operating expenses         61,063     51,814     45,163     39,782     38,337
    Interest expense                     73        472        939      2,307      3,749
    Interest income                     (67)      (595)      (645)      (912)      (890)
    Depreciation                      4,173      3,019      2,548      2,283      2,612
    Amortization                          -          -          -      1,530      1,694
    Administrative expenses          17,837     14,807     11,580      9,420      8,217
                                   --------   --------   --------   --------   --------
                                     83,079     69,517     59,585     54,410     53,719
                                   --------   --------   --------   --------   --------
  Income before income taxes         32,867     24,729     17,391     12,519      9,143
  Provision for income taxes         12,161      9,397      6,451      4,507      3,476
                                   --------   --------   --------   --------   --------
  Income from continuing operations  20,706     15,332     10,940      8,012      5,667
                                   --------   --------   --------   --------   --------
  Discontinued operations
    Income (loss) from discontinued
      operations, net of taxes            -          -          -         33       (765)
    Loss on sale of subsidiary,
      net of tax                          -          -          -       (175)         -
                                   --------   --------   --------   --------   --------
  Income (loss) from discontinued
    operations                            -          -          -       (142)      (765)
                                   --------   --------   --------   --------   --------
  Cumulative effect of change
    in accounting principle,
    net of taxes                          -       (357)         -          -     (2,287)
                                   --------   --------   --------   --------   --------
  Net income                      $  20,706  $  14,975  $  10,940  $   7,870  $   2,615
                                   ========   ========   ========   ========   ========
 Net income per share:
  Basic:
    Income from continuing
      operations                  $    1.31  $    1.09  $    0.83  $    0.61  $    0.42
    Income (loss) from
      discontinued operations             -          -          -      (0.01)     (0.05)
    Cumulative effect of change
      in accounting principle             -      (0.02)         -          -      (0.17)
                                   --------   --------   --------   --------   --------
    Net income                    $    1.31  $    1.07  $    0.83  $    0.60  $    0.20
                                   ========   ========   ========   ========   ========
  Diluted:
    Income from continuing
      operations                  $    1.22  $    0.97  $    0.76  $    0.58  $    0.42
    Income (loss) from
      discontinued operations             -          -          -      (0.01)     (0.05)
    Cumulative effect of change
      in accounting principle             -      (0.02)         -          -      (0.17)
                                   --------   --------   --------   --------   --------
    Net income                    $    1.22  $    0.95  $    0.76  $    0.57  $    0.20
                                   ========   ========   ========   ========   ========
 Unaudited pro forma amounts
   assuming retroactive
   application of change in
   accounting principle:
    Revenues from continuing
      operations                 $  179,813  $ 152,162  $ 125,886  $ 117,260  $ 107,239
    Income from continuing
      operations                     20,706     15,362     10,790      7,951      5,564
    Basic earnings per share
      from continuing operations       1.31       1.09       0.83       0.61       0.42
    Diluted earnings per share
      from continuing operations       1.22       0.97       0.76       0.58       0.42

 Operating Data:
  Company operated stores:
  Locations in operation:
    Beginning of the year               235        190        158        148        147
    Acquisitions                          -          -          -          7          2
    Opened                               52         47         38         11          2
    Consolidated/closed                  (3)        (2)        (6)        (8)        (3)
                                   --------   --------   --------   --------   --------
    End of the year                     284        235        190        158        148
                                   ========   ========   ========   ========   ========
  End of year location counts:
    Pawn-only stores                    127         89         57         35         36
    Pawn stores offering payday
      advances                           70         71         74         77         80
    Payday advance stores                87         75         59         46         32
                                   --------   --------   --------   --------   --------
    End of the year                     284        235        190        158        148
                                   ========   ========   ========   ========   ========

  Pawn receivables                $  23,429  $  20,037  $  16,624  $  13,849  $  14,142
  Average pawn receivables
    balance per pawn store        $     119  $     125  $     127  $     124  $     122
  Average inventory per
    pawn store                    $      90  $      97  $     104  $     113  $     148
  Annualized inventory turnover         3.1x       2.8x       2.7x       2.3x       1.8x
  Gross profit percentage on
    merchandise sales                  40.0%      41.1%      42.2%      35.8%      35.4%
  Short-term advance receivables
    in pawn stores                $   2,974  $   3,414  $   3,550  $   4,200  $   3,911
  Average short-term advance
    receivables in pawn stores
    offering short-term advances         43         47         51         57         51
  Short-term advance receivables
    in payday advance stores
    (excluding Cash & Go, Ltd.)   $  10,967  $   8,609  $   7,140  $   5,507  $   3,990
  Average short-term advance
    receivables in payday
    advance stores (excluding
    Cash & Go, Ltd.)                    126        115        121        120        125
 Cash & Go, Ltd. joint venture
 kiosks:
   End of year location counts           40         40         59         59         32
   Short-term advance receivables $   1,524  $   1,736  $   1,790  $   1,885  $   1,364
   Average receivables balance
     per location                 $      38  $      43  $      30  $      32  $      43                       -

 Balance Sheet Data:
   Working capital                $  79,985  $  60,840  $  47,187  $   8,540  $  41,835
   Total assets                     160,939    140,064    130,999    122,806    119,118
   Long-term liabilities              7,351     11,955     33,525      5,277     44,833
   Total liabilities                 16,893     22,841     44,479     48,703     53,464
   Stockholders' equity             144,046    117,223     86,520     74,103     65,654


 Item 7.   Management's Discussion and Analysis of Financial Condition and
 -------------------------------------------------------------------------
 Results of Operations
 ---------------------

 Special Note Regarding Forward-Looking Statements

      Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. Forward-looking statements can be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Forward-Looking Information" in Part I of this document and under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Item 7a of this document. The Company does not undertake any obligation or duty to update forward-looking statements to reflect either the occurrence or non-occurrence of any of the risk factors, or to reflect any other future event or circumstance.

 General

      The Company's pawn store revenues are derived primarily from service charges on pawns, service charges from short-term advances, also known as payday loans, and the sale of unredeemed goods, or "merchandise sales." Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is earlier paid or renewed. In Maryland, Washington, D.C., and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, and 30 days in Maryland, Washington, D.C., and Mexico, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. The statutory service charges on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service charges of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington, D.C., a flat $2 charge per month applies to all pawns up to $40, and an 18% to 60% annualized service charge applies to pawns of greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

      The Company's check cashing and short-term advance revenues are derived primarily from check cashing fees, fees on short-term advances, and fees from the sale of money orders and wire transfers. Short-term advances carry a 13.9% to 40% service charge, which varies by state and life of the advance. The Company recognizes service charge income on short-term advances on a constant-yield basis over the life of the advance, which is generally 30 days or less. The net defaults on short-term advances and changes in the short-term advance valuation reserve are charged to the short-term advance loss provision.

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2004       2003       2002
                                                -------    -------    -------
   Total receivable balances at end
   of period, in thousands:
     Pawn receivables                          $ 23,429   $ 20,037   $ 16,624
     Short-term advance receivables              15,465     13,759     10,690

   Annualized yield:
     Pawn receivables                               159%       157%       143%
     Short-term advance receivables,
       net of loss provision                        291%       291%       273%

   Net loss provision on short-term
     advance receivables as a percentage
     of service charges                              21%        23%        24%
   Number of locations at end of period:
     Pawn-only stores                               127         89         57
     Pawn stores also offering short-term
       advances                                      70         71         74
     Payday advance stores                           87         75         59
     Cash & Go, Ltd. joint venture kiosks            40         40         59

   Average receivable balances per location
     at end of period, in thousands:
     Pawn receivables in pawn stores           $    119   $    125   $    127
     Short-term advances in pawn stores              43         47         51
     Short-term advances in check
       cashing/short-term advance stores            126        115        121
     Short-term advances in Cash & Go, Ltd.
       joint venture kiosks                          38         43         30

   Average outstanding receivable transaction:
     Pawn receivables                          $     62   $     61   $     65
     Short-term advance receivables                 391        381        374

      The annualized yield on pawn receivables is calculated by dividing total pawn service charges by the average pawn receivable balance for the year. The annualized yield, net of loss provision, for short-term advances is calculated by dividing total short-term advance service charges, net of the short-term advance loss provision, by the average short-term advance receivable balance for the year.

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

      Although the Company has had significant increases in revenues due primarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores, and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Store operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2004       2003       2002
                                                -------    -------    -------
 Income statement items as a percent
 of total revenues:
   Revenues:
     Merchandise sales                             48.2%      48.0%      47.9%
     Pawn service charges                          19.3       19.8       18.3
     Short-term advance service charges            30.1       29.5       30.7
     Check cashing fees                             1.7        1.9        2.1
     Other                                          0.7        0.8        1.0

   Cost of Revenues:
     Cost of goods sold                            29.0%      28.3%      27.7%
     Short-term advance loss provision              6.4        6.8        7.3
     Check cashing returned items expense           0.1        0.2        0.2

   Expenses:
     Store operating expenses                      34.0%      35.6%      38.0%
     Administrative expenses                        9.9       10.2        9.7
     Depreciation                                   2.3        2.1        2.1
     Interest expense                                 -        0.3        0.8
     Interest income                                  -       (0.4)      (0.6)

   Gross profit as a percent
     of merchandise sales                          40.0%      41.1%      42.2%
   Short-term advance loss provision
     as a percentage of short-term advance
     service charges                               21.4%      23.0%      23.8%


 Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In addition, effective December 31, 2003, the accompanying consolidated financial statements also include the accounts of Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The Company has a 50% ownership interest in the partnership, which it has historically accounted for by the equity method of accounting as neither partner has control. Through December 31, 2003, the Company recorded its 50% share of the partnership's earnings or losses in its consolidated financial statements. Effective December 31, 2003, when the Company adopted FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the Company included the balance sheet accounts of Cash & Go, Ltd., in its consolidated financial statements. The Company recorded a non-recurring change in accounting principle charge of $357,000 net of income tax benefit on December 31, 2003, in order to reflect the other partner's share of accumulated losses in the partnership. The consolidated operating results for the fiscal periods beginning on or after January 1, 2004 include the operating results of Cash & Go, Ltd.

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

      Short-term advance loss provision - An allowance is provided for losses on active short-term advances and service charges receivable based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charges receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charges receivable as of the default date, leaving only active advances in the reported balance. Net defaults and changes in the short-term advance allowance are charged to the short-term advance loss provision.

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

      Long-lived assets - Long-lived assets (i.e., property, plant and equipment, and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Management does not believe any assets have been impaired at December 31, 2004.

      Goodwill - Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill, net of accumulated amortization was $53,237,000 as of December 31, 2004 and 2003. Excess purchase price over net assets acquired was amortized on a straight-line basis over an estimated useful life of forty years through December 31, 2001. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is not amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional fair value impairment test and determined that no impairment of recorded goodwill existed at January 1, 2002. The Company has also determined that no impairment existed at December 31, 2002, 2003 and 2004. Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of income for the period in which such loss is realized.

 Results of Operations

 Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

      Total revenues increased 24% to $179,813,000 for the fiscal year ended December 31, 2004 ("Fiscal 2004") as compared to $145,468,000 for the fiscal year ended December 31, 2003 ("Fiscal 2003"). The change was comprised of an increase in revenues of $15,934,000 generated by the 99 new pawn and payday advance stores that were opened during Fiscal 2003 and Fiscal 2004, a same-store increase totaling $14,056,000 at the 185 stores that were in operation during all of Fiscal 2003 and Fiscal 2004, an increase of $5,679,000 related to the consolidation of the 40 Cash & Go, Ltd. kiosks, net of a decrease in revenues of $1,324,000 from stores closed or consolidated during Fiscal 2003 and Fiscal 2004. Same-store revenues increased 10% due to the maturation of 38 stores opened in Fiscal 2002 and a net overall increase in revenues in the Company's mature stores. Of the $34,345,000 increase in total revenues, 49%, or $16,937,000, was attributable to increased merchandise sales, 17%, or $5,859,000 was attributable to an increase in pawn service charges, 33%, or $11,184,000 was attributable to an increase in short-term advance service charges, and 1% or $365,000 was attributable to other income, comprised primarily of check cashing fees. A significant component of the increase in merchandise sales was non-retail, bulk sales of scrap jewelry merchandise, which increased from $9,941,000 in Fiscal 2003 to $16,664,000 in Fiscal 2004. As a
 percentage of total revenues, merchandise sales remained unchanged at 48% during Fiscal 2004 and Fiscal 2003, pawn service charges decreased from 20% to 19%, short-term advance service fees increased from 29% to 30%, and check cashing fees and other income as a percentage of total revenues remained unchanged at 3% during Fiscal 2003 and Fiscal 2004.

      The pawn receivables balance increased 17% from $20,037,000 at December 31, 2003 to $23,429,000 at December 31, 2004. Of the $3,392,000 increase, an increase of $2,082,000 was attributable to the growth in same-store pawn receivable balances at the stores which were in operation as of December 31, 2004 and 2003, and an increase of $1,310,000 was attributable to the 40 new pawn stores opened since December 31, 2003. The net short-term advance receivables balance increased 12% from $13,759,000 at December 31, 2003 to $15,465,000 at December 31, 2004. Of the $1,706,000 increase, a same-store increase of $1,146,000 was attributable to the growth in short-term advance receivable balances at the stores that were in operation as of December 31, 2004 and 2003 and an increase of $560,000 was attributable to the 12 new payday advance stores opened since December 31, 2003. The Company's loss provision reserve on short-term advance receivables increased from $497,000 at December 31, 2003 to $552,000 at December 31, 2004.

      Gross profit margins on total merchandise sales were 40% during Fiscal 2004 compared to 41% during Fiscal 2003. This decrease was primarily the result of the increased mix of non-retail bulk sales of scrap jewelry, which is typically sold at lower profit margins. Retail merchandise margins, which exclude bulk scrap jewelry sales, decreased from 45% during Fiscal 2003 compared to 44% during Fiscal 2004. The Company's loss provision relating to short-term advances increased from $9,879,000 in Fiscal 2003 to $11,559,000 in Fiscal 2004. As a percentage of short-term advance service charge revenues, the loss provision decreased from 23% during Fiscal 2003 to 21% during Fiscal 2004. This decrease was due in part to the consolidation of the Cash & Go, Ltd. joint venture, which is a more mature group of stores with a lower than average loss provision expense.

      Operating expenses increased 18% to $61,063,000 during Fiscal 2004 compared to $51,814,000 during Fiscal 2003, primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and the net addition of 49 pawn and payday advance stores in Fiscal 2004, which is a 21% increase in store count. Administrative expenses increased 20% to $17,837,000 during Fiscal 2004 compared to $14,807,000 during Fiscal 2003 primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and increased costs related to additional administrative personnel, accounting and legal fees, and other expenses necessary to support the Company's growth strategy and increase in store counts. Interest expense decreased to $73,000 in Fiscal 2004 compared to interest expense of $472,000 in Fiscal 2003 as a result of lower average outstanding debt balances during Fiscal 2004. Interest income decreased from $595,000 in Fiscal 2003 to $67,000 in Fiscal 2004, due primarily to the elimination of interest income associated with the consolidation of Cash & Go, Ltd.

      For Fiscal 2004 and 2003, the Company's effective federal income tax rates of 37% and 38%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.

 Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

      Total revenues increased 22% to $145,468,000 for the fiscal year ended December 31, 2003 ("Fiscal 2003") as compared to $118,793,000 for the fiscal year ended December 31, 2002 ("Fiscal 2002"). The change was comprised of an increase in revenues of $15,193,000 generated by the 85 new pawn and check cashing/short-term advance stores that were opened during Fiscal 2002 and Fiscal 2003, a same-store increase totaling $13,121,000 at the 150 stores that were in operation during all of Fiscal 2002 and Fiscal 2003, net of a decrease in revenues of $1,639,000 from the 8 stores closed or consolidated during Fiscal 2002 and Fiscal 2003. Of the $26,675,000 increase in total revenues, 48%, or $12,892,000, was attributable to increased merchandise sales, 27%, or $7,081,000 was attributable to an increase in pawn service charges, 24%, or $6,466,000 was attributable to an increase in short-term advance service charges, and less than 1% or $236,000 was attributable to other income, comprised primarily of check cashing fees. A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $3,287,000 in Fiscal 2002 to $9,941,000 in the Fiscal 2003. As a percentage of total revenues, merchandise sales remained unchanged at 48% during Fiscal 2002 and Fiscal 2003, pawn service charges increased from 18% to 20%, short-term advance service fees decreased from 31% to 29% during Fiscal 2002 and Fiscal 2003, and check cashing fees and other income as a percentage of total revenues remained unchanged at 3% during Fiscal 2002 and Fiscal 2003.

      The pawn receivables balance increased 21% from $16,624,000 at December 31, 2002 to $20,037,000 at December 31, 2003. Of the $3,413,000 increase, an increase of $2,579,000 was attributable to the growth in same-store pawn receivable balances at the stores which were in operation as of December 31, 2003 and 2002, and an increase of $834,000 was attributable to the 31 new pawn stores opened since December 31, 2002. The net short-term advance receivables balance increased 29% from $10,690,000 at December 31, 2002 to $13,759,000 at December 31, 2003. Of the $3,069,000 increase, a same-store increase of $700,000 was attributable to the growth in short-term advance receivable balances at the stores which were in operation as of December 31, 2003 and 2002, an increase of $633,000 was attributable to the 16 new payday advance stores opened since December 31, 2002 and an increase of $1,736,000 was attributable to the consolidation of the 40 Cash & Go, Ltd. kiosks. The Company's loss provision reserve on short-term advance receivables increased from $422,000 at December 31, 2002 to $497,000 at December 31, 2003.

      Gross profit margins on total merchandise sales were 41% during Fiscal 2003 compared to 42% during Fiscal 2002. This decrease was primarily the result of the increased mix of non-retail bulk sales of scrap jewelry, which is typically sold at lower profit margins. Retail merchandise margins, which exclude bulk scrap jewelry sales, were 45% during Fiscal 2003 as compared to 44% in Fiscal 2002. The Company's loss provision relating to short-term advances increased from $8,669,000 in Fiscal 2002 to $9,879,000 in Fiscal 2003. As a percentage of short-term advance service charge revenues, the loss provision decreased from 24% during Fiscal 2002 to 23% during the Fiscal 2003. Management considers this increase to be within the expected range of variability.

      Operating expenses increased 15% to $51,814,000 during Fiscal 2003 compared to $45,163,000 during Fiscal 2002, primarily as a result of the net addition of 45 pawn and payday advance stores in Fiscal 2003, which is a 24% increase in store count. Administrative expenses increased 28% to $14,807,000 during Fiscal 2003 compared to $11,580,000 during Fiscal
 2002 primarily as a result of increased costs related to additional administrative personnel, accounting and legal fees, and other expenses necessary to support the Company's growth strategy and increase in store counts. Interest expense decreased to $472,000 in Fiscal 2003 compared to interest expense of $939,000 in Fiscal 2002 as a result of lower average outstanding debt balances during Fiscal 2003. Interest income decreased from $645,000 in Fiscal 2002 to $595,000 in Fiscal 2003, due primarily to a lower average note receivable balance from Cash & Go, Ltd.

      For Fiscal 2003 and 2002, the Company's effective federal income tax rates of 38% and 37%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.

 Liquidity and Capital Resources

      The Company's operations and growth have been financed with funds generated from operations and bank borrowings.

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 2.4% at December 31,
 2004) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2004, no amounts were outstanding under the Credit Facility and the Company had $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2004 and March 10, 2005. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of December 31, 2004, the Company's primary sources of liquidity were $26,232,000 in cash and cash equivalents, $4,512,000 in service charges receivable, $38,894,000 in pawn and short-term advance receivables, $17,644,000 in inventories and $25,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital as of December 31, 2004 of $79,985,000 and an equity-to-liabilities ratio of 9 to 1.

      The Company utilized positive cash flows from operations in 2004 to fund investing and financing activities primarily related to opening new stores, fund growth of receivables and inventory balances in existing stores, to reduce outstanding debt and to purchase treasury stock. Net cash provided by operating activities of the Company during the year ended December 31, 2004 was $44,128,000, consisting primarily of income before change in accounting of $20,706,000 plus adjustments for depreciation expense of $4,173,000, the tax benefit from the exercise of employee stock options of $8,736,000 and the provision for short-term advance loss provision of $11,559,000, changes in accrued service charges receivable, inventories, prepaid expenses and accounts payable of $594,000, $720,000, $530,000 and $1,344,000, respectively, in addition to an increase in deferred income taxes of $2,142,000. Net cash used for investing activities during the year ended December 31, 2004 was $25,124,000, which was primarily comprised of cash used to fund pawn receivables of $4,728,000, cash used to fund short-term advance receivables of $13,265,000 and cash paid for fixed asset additions of $7,131,000. The opening of 52 new stores in 2004 contributed significantly to the increased funding of receivables and the volume of fixed asset additions. Net cash used by financing activities was $8,619,000 during the year ended December 31, 2004, which consisted of net repayments of the Company's debt of $6,000,000 and $13,463,000 used to purchase treasury stock, net of proceeds from exercises of stock options and warrants of $10,844,000. The non-recurring cash flows from the proceeds from exercises of stock options and warrants were primarily utilized to reduce the Company's debt and purchase treasury stock.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows, although in the Statements of Cash Flows these are classified as investing cash flows. For Fiscal 2004, total cash flows from operations were $44,128,000 while net cash outflows related to pawn receivables and short-term advance receivables were $4,728,000 and $13,265,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $26,135,000 for Fiscal 2004. For Fiscal 2003, total cash flows from operations  were  $32,606,000  while  net  cash  outflows  related  to  pawn receivables and short-term advance receivables were $4,635,000 and $11,211,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $16,760,000 for Fiscal 2003. For Fiscal 2002, cash flows from operations were $23,333,000 and net cash outflows related to pawn receivables and short-term advance receivables were $3,413,000 and $9,652,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $10,268,000 for Fiscal 2002.

      The profitability  and liquidity  of the  Company  is affected  by  the amount of pawn loans outstanding, which is controlled in part by the Company's lending decisions. The Company is able to influence the frequency of pawn redemption by increasing or decreasing the amount pawned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller pawns in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate pawn balance and, consequently, decrease pawn service charges. Additionally, small advances in relation to the pledged property's estimated resale value tend to increase pawn redemptions and improve the Company's liquidity. Conversely, providing larger pawns in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average pawn balances can result in an increase in pawn forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawns by repaying all accrued service fees on such pawns, effectively creating a new pawn transaction.

      The amount of short-term advances outstanding and related potential loss provision expense also affect the profitability and liquidity of the Company. An allowance for losses is provided on active short-term advances and service charges receivable, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charges receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charges receivable as of the default date, leaving only active receivables in the reported balances. Net defaults and changes in the short-term advance allowance are charged to the short-term advance loss provision.

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for Fiscal 2005. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. During Fiscal 2005, the Company currently plans to open approximately 60 new stores, comprised of both payday advance locations, primarily located in Texas, and pawnshops, primarily in Mexico. This expansion is expected to be funded entirely through operating cash flows. While the Company continually looks for, and is presented with potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis. Between January 1, 2005 and March 10, 2005, the Company opened 4 new check cashing/short-term advance locations and 5 pawnshops, while 1 pawnshop located in the U.S. was closed.

 Contractual Commitments

      A tabular disclosure of contractual obligations at December 31, 2004, including Cash & Go, Ltd., is as follows:

                                        Payments due by period
                           -----------------------------------------------
                                            (in thousands)
                                       Less                         More
                                      than 1    1 - 3     3 - 5     than 5
                            Total      year     years     years     years
                            ------    ------    ------    ------    ------
  Operating leases         $42,771   $10,870   $18,570   $ 9,066   $ 4,265
  Employment contracts
   for Chief Executive
   Officer and President     5,250     1,050     3,150     1,050         -
                            ------    ------    ------    ------    ------
       Total               $48,021   $11,920   $21,720   $10,116   $ 4,265
                            ======    ======    ======    ======    ======

 Off-Balance Sheet Arrangements

      As of December 31, 2004, the Company had no off-balance sheet arrangements.

 Inflation

      The Company does not believe that inflation has had a material effect on the amount of pawns and short-term advances made or unredeemed goods sold by the Company, or its results of operation.

 Seasonality

      The Company's retail business is seasonal in nature with its highest volume of merchandise sales occurring during the first and fourth calendar quarters of each year. The Company's lending and short-term advance activities are also seasonal, with the highest volume of lending activity occurring during the third and fourth calendar quarters of each year.

 Recent Regulatory Pronouncements

      In 2003, the Federal Deposit Insurance Corporation ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with out of state payday loan servicers, issued guidelines under which such arrangements are permitted. Texas is the only state in which the Company functions as loan servicer through a relationship with a state chartered bank, County Bank of Rehoboth Beach, Delaware, that is subject to the FDIC guidelines for payday lending.

      On March 2, 2005, the FDIC issued revised payday lending guidelines for FDIC-supervised banks, such as County Bank. The revised guidelines include a requirement that such banks develop procedures to ensure that a payday loan is not provided to any customer with payday loans outstanding from any bank for more than three months in the previous twelve months. It currently remains to be determined what procedures may be proposed by the lending banks or accepted by the FDIC in order to meet these guidelines. The Company and County Bank are currently in the process of reviewing the revised guidelines and expect to implement any necessary changes in lending procedures to comply with them. The Company's payday advance revenues from Texas locations totaled $30,554,000 in Fiscal 2004 and represented approximately 17% of the Company's total revenues for 2004. The Company expects that implementation of the revised guidelines could have a negative effect on some portion of its payday lending revenues in its Texas locations, that are the Company's only locations which currently use a bank relationship subject to the FDIC's payday lending guidelines. Until the Company and County Bank complete their review of the revised guidelines and the FDIC approves the revised procedures expected to be developed by County Bank and/or other banks providing payday loans, the exact timing and amount of the financial impact of the revised guidelines cannot be estimated.

 Recent Accounting Pronouncements

           In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), Share-Based Payments, which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income.

      The accounting provisions of SFAS 123R will be effective for the Company for reporting periods beginning after July 1, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 of the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for Fiscal 2002 through Fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is evaluating the terms and structure of its current share based payments and does not expect the adoption to have a significant, adverse impact on the consolidated statements of income and net income per share as it relates to current granted options and warrants as of the date of the adoption.

      In January 2003, the FASB issued Interpretation No. 46(R) ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements are effective for the first period that ends after March 15, 2004; however, the Company elected to adopt the requirements effective December 31, 2003. The effect of the adoption of FIN 46 on the Consolidated Financial Statements is described in Note 3 of the Notes to the Consolidated Financial Statements.


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

 Interest Rate Risk

      The Company is exposed to market risk in the form of interest rate risk in regards to its long-term line of credit. As of March 10, 2005, the line of credit did not have an outstanding balance; therefore, the Company's interest rate risk for 2005 is immaterial.

      The Company's cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a materially adverse effect on the Company's operating results, financial condition, or cash flows.

 Foreign Currency Risk

      A majority of the Company's pawn loans in Mexico are currently contracted and settled in U.S. dollars, and therefore the Company bears limited exchange risk from its operations in Mexico. The Company maintained certain Mexican peso-denominated pawn loan balances at December 31, 2004, which converted to a U.S. dollar equivalent of $2,500,000. The Company also maintained certain peso-denominated bank balances at December 31, 2004, which converted to a U.S. dollar equivalent of $938,000. A 10% increase in the peso to U.S. dollar exchange rate would increase the Company's foreign currency translation exposure by approximately $315,000.

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


 Item 9.   Changes in and Disagreements with Accountants on Accounting and
 -------------------------------------------------------------------------
 Financial Disclosure
 --------------------

      On March 12, 2004, First Cash Financial Services, Inc. (the "Company") notified its independent accountant, Deloitte & Touche LLP, of its dismissal as principal auditors of the Company for the year ending December 31, 2004. Effective March 17, 2004, the Company has engaged Hein & Associates LLP to audit the Company's consolidated financial statements for the year ending December 31, 2004. The change was the result of a proposal and competitive bidding process involving several accounting firms. The decision to dismiss Deloitte & Touche LLP and to retain Hein & Associates LLP was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board of Directors.

      The audit  reports  of  Deloitte  &  Touche  LLP  on  the  consolidated financial statements of the Company as of and for the years ended December 31, 2003, and 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports for 2002 and 2003 were modified to reflect a change in the Company's method of accounting for amortization of goodwill in 2002 in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, and except that the audit report for 2003 was modified to reflect a change in the Company's method of accounting for its 50% owned joint venture, Cash & Go, Ltd., in 2003 in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities.

      During the Company's fiscal periods ended December 31, 2003 and 2002, and the subsequent interim period through March 12, 2004, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) and there were no reportable events (as defined by
 Item 304(a)(1)(v) of Regulation S-K).

      During the Company's two most recent years ended December 31, 2003, and the subsequent interim period through March 12, 2004, neither the Company nor anyone on its behalf consulted with Hein & Associates LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. Hein & Associates LLP has served as the independent accountant engaged to audit the First Cash 401(k) Plan for the three most recent years ended December 31, 2004.


 Item 9a.  Controls and Procedures
 ---------------------------------

 Evaluation of Disclosure Controls and Procedures

    The Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year that ended on December 31, 2004. Based on their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2004 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934.

    The CEO and CFO also participated in an evaluation by the management of any changes in the internal control over financial reporting that occurred during the year ended December 31, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, the internal control over financial reporting.

 Management's Report on Internal Control Over Financial Reporting

    The management of First Cash Financial Services, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the Company's published financial statements.

    All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

    The management of First Cash Financial Services, Inc. has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

    Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears herein.


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    We have audited management's assessment, included in the accompanying management's report on internal controls, that First Cash Financial
 Services, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Hein & Associates LLP
 Dallas, Texas
 March 10, 2005


 Item 9b.  Other Information
 ---------------------------

    Effective March 14, 2005, the Company entered into the following three material contracts, which contracts for Messrs. Wessel and Barron replaced in the entirety their previous employment agreements.

    Mr. Wessel has entered into an employment agreement with the Company through December 31, 2009 to serve as the president of the Company; at the discretion of the board this agreement may be extended for additional successive periods of one year each on each January 1 anniversary. The agreement provides for: (i) a base salary of $550,000 with increases at the discretion of the Compensation Committee; (ii) an annual bonus at the discretion of the Compensation Committee; (iii) participation in compensation plans at the discretion of the Compensation Committee; (iv) certain fringe benefits including club membership, car, vacation, a term life insurance policy with a beneficiary designated by Mr. Wessel in the amount of $4 million; and (v) reimbursement of business related expenses. Mr. Wessel has agreed not to compete with the Company, not to solicit employees of the Company, and not to solicit customers of the Company for a period of time following his termination.

    Mr. Barron has entered into an employment agreement with the Company through December 31, 2009 to serve as the chief executive officer and the chief operating officer of the Company; at the discretion of the board this agreement may be extended for additional successive periods of one year each on each January 1 anniversary. The agreement provides for: (i) a base salary of $500,000 with increases at the discretion of the Compensation
 Committee; (ii) an annual bonus at the discretion of the Compensation Committee; (iii) participation in compensation plans at the discretion of the Compensation Committee; (iv) certain fringe benefits including club membership, car, vacation, a term life insurance policy with a beneficiary designated by Mr. Barron in the amount of $2 million; and (v) reimbursement of business related expenses. Mr. Barron has agreed not to compete with the Company, not to solicit employees of the Company, and not to solicit customers of the Company for a period of time following his termination.

    In addition, Mr. Powell has entered into a consulting agreement with the Company through December 31, 2014 to perform such services as may be requested by the Board of Directors. The agreement provides for: (i) annual payments of $500,000; (ii) certain other benefits including club membership, car, health insurance, a term life insurance policy with a beneficiary designated by Mr. Powell in the amount of $4 million; and (iii) reimbursement of business related expenses. Mr. Powell has agreed not to compete with the Company, not to solicit employees of the Company, and not to solicit customers of the Company for a period of time following his termination.

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


 Item 12.  Security Ownership of Certain Beneficial Owners and Management and
 ----------------------------------------------------------------------------
 Related Stockholder Matters
 ---------------------------

 Equity Compensation Plan Information

      The following table gives information about the Company's common stock that may be issued upon the exercise of options under shareholder-approved plans, including its 1990 Stock Option Plan, its 1999 Stock Option Plan, and its 2004 Long-Term Incentive Plan as of December 31, 2004. Additionally, the Company issues warrants to purchase shares of common stock to certain key members of management, members of the Board of Directors that are not employees or officers, and to other third parties. The issuance of warrants is not approved by shareholders, and each issuance is generally negotiated between the Company and such recipients. The issuance of warrants to outside consultants is accounted for using the fair value method prescribed by FAS No. 123.

                           Number of                     Number of securities
                         securities to      Weighted     remaining available
                         be issued upon     average      for future issuance
                          exercise of    exercise price      under equity
                          outstanding    of outstanding      compensation
                            options,        options,       plans (excluding
                          warrants and    warrants and   securities reflected
                            rights           rights          in column A)
 Plan Category               (A)              (B)                (C)
 -------------               ---              ---                ---
 Equity Compensation
   Plans Approved by
   Security Holders        795,050          $  5.88            2,077,406
 Equity Compensation
   Plans Not Approved
   by Security Holders     888,400            14.04                    -
                         ---------                             ---------
     Total               1,683,450          $  9.73            2,077,406
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

                                   PART IV
                                   -------

 Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 -------------------------------------------------------------------------
     (a)   The following documents are filed as a part of this report:

       (1) Consolidated Financial Statements:
           Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets
           Consolidated Statements of Income
           Consolidated Statements of Cash Flows
           Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements

       (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)  Exhibits:
           3.1(7)     Amended Certificate of Incorporation
           3.2(5)     Amended Bylaws
           4.1(2)     Common Stock Specimen
           10.1(1)    First Cash, Inc. 1990 Stock Option Plan
           10.2(8)    Consulting Agreement - Phillip E. Powell
           10.3(8)    Employment Agreement - Rick L. Wessel
           10.4(8)    Employment Agreement - Alan Barron
           10.5(3)    Acquisition Agreement - Miraglia, Inc.
           10.6(4)    Acquisition Agreement for Twelve Pawnshops
                      in South Carolina
           10.7(4)    Acquisition Agreement for One Iron Ventures, Inc.
           10.8(4)    First Cash Financial Services, Inc. 1999 Stock
                      Option Plan
           10.16(6)   Executive Incentive Compensation Plan
           10.17(7)   2004 Long-Term Incentive Plan
           14.1(8)    Code of Ethics
           21.1(8)    Subsidiaries
           23.1(8)    Consent of Independent Registered Public Accounting
                      Firm, Deloitte & Touche LLP
           23.2(8)    Consent of Independent Registered Public Accounting
                      Firm, Hein & Associates LLP
           31.1(8)    Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
           31.2(8)    Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1(8)    Certification of Chief Executive Officer and Chief
                      Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002

 (1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
 (3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
 (4) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
 (5) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
 (6) Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 30, 2003.
 (7) Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 29, 2004.
 (8)  Filed herewith.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CASH FINANCIAL SERVICES, INC.

                               /s/ J. ALAN BARRON
                               --------------------------------------------
                               J. Alan Barron, Chief Executive Officer
                               March 10, 2005

                               /s/ R. DOUGLAS ORR
                               --------------------------------------------
                               R. Douglas Orr, Principal Accounting Officer
                               March 10, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                 Capacity                     Date
          ---------                 --------                     ----

    /s/ PHILLIP E. POWELL      Chairman of the Board         March 10, 2005
    ----------------------
    Phillip E. Powell


    /s/ RICK L. WESSEL         Vice Chairman of the Board,   March 10, 2005
    ----------------------     President, Secretary and
    Rick L. Wessel             Treasurer


    /s/ JOE R. LOVE            Director                      March 10, 2005
    ----------------------
    Joe R. Love


    /s/ RICHARD T. BURKE       Director                      March 10, 2005
    ----------------------
    Richard T. Burke


    /s/ TARA MACMAHON          Director                      March 10, 2005
    ----------------------
    Tara MacMahon

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

 We have audited the accompanying consolidated balance sheet of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2004, and the consolidated results of their operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated
 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


 Hein & Associates LLP
 Dallas, Texas
 March 10, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.


 We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2003, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

 As described in Note 3, effective December 31, 2003, in connection with the adoption of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company consolidated into its financial statements its 50% owned joint venture, Cash & Go, Ltd.

 As described in Note 2, the statements of cash flows for the years ended December 31, 2003 and 2002 have been restated.


 DELOITTE & TOUCHE LLP
 Fort Worth, Texas
 March 8, 2004 (October 8, 2004 as to the effects of the restatement described in the last paragraph of Note 2)

                     FIRST CASH FINANCIAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 December 31,   December 31,
                                                     2004           2003
                                                    -------        -------
                                             (in thousands, except share data)
                    ASSETS

 Cash and cash equivalents......................   $ 26,232       $ 15,847
 Service charges receivable.....................      4,512          3,918
 Pawn receivables...............................     23,429         20,037
 Short-term advance receivables, net of
   allowance of $552 and $497, respectively.....     15,465         13,759
 Inventories....................................     17,644         15,588
 Prepaid expenses and other current assets......      1,378            964
 Income taxes receivable........................        867          1,613
                                                    -------        -------
  Total current assets .........................     89,527         71,726

 Property and equipment, net....................     17,376         14,418
 Goodwill.......................................     53,237         53,237
 Other..........................................        799            683
                                                    -------        -------
     Total assets ..............................   $160,939       $140,064
                                                    =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable ..............................   $    856       $  1,054
 Accrued expenses...............................      8,686          9,832
                                                    -------        -------
  Total current liabilities ....................      9,542         10,886

 Revolving credit facility......................          -          6,000
 Deferred income taxes..........................      7,351          5,955
                                                    -------        -------
     Total liabilities .........................     16,893         22,841
                                                    -------        -------
 Commitments and contingencies (see Note 10)

 Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding.................................          -              -
  Common stock; $.01 par value; 90,000,000
    shares authorized; 16,611,955 and 16,148,352
    shares issued, respectively; 15,989,240 and
    15,167,081 shares outstanding, respectively         166            109
  Additional paid-in capital ...................     78,556         63,395
  Retained earnings ............................     77,440         56,734
  Common stock in treasury, 622,715 and 654,181
    shares at cost, respectively ...............    (12,116)        (3,015)
                                                    -------        -------
      Total stockholders' equity................    144,046        117,223
                                                    -------        -------
      Total liabilities and stockholders' equity   $160,939       $140,064
                                                    =======        =======

                        The accompanying notes are an
          integral part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
                                       (in thousands, except per share amounts)
 Revenues:
    Merchandise sales ....................... $ 86,745   $ 69,808   $ 56,916
    Pawn service charges ....................   34,663     28,804     21,723
    Short-term advance service charges.......   54,123     42,939     36,473
    Check cashing fees ......................    3,030      2,749      2,659
    Other ...................................    1,252      1,168      1,022
                                               -------    -------    -------
                                               179,813    145,468    118,793
                                               -------    -------    -------
 Cost of revenues:
    Cost of goods sold ......................   52,056     41,110     32,890
    Short-term advance loss provision........   11,559      9,879      8,669
    Check cashing returned items expense ....      252        233        258
                                               -------    -------    -------
                                                63,867     51,222     41,817
                                               -------    -------    -------
      Gross profit...........................  115,946     94,246     76,976
                                               -------    -------    -------
 Expenses:
    Store operating expenses ................   61,063     51,814     45,163
    Administrative expenses .................   17,837     14,807     11,580
    Depreciation ............................    4,173      3,019      2,548
    Interest expense ........................       73        472        939
    Interest income .........................      (67)      (595)      (645)
                                               -------    -------    -------
                                                83,079     69,517     59,585
                                               -------    -------    -------
 Income before income taxes .................   32,867     24,729     17,391
    Provision for income taxes ..............   12,161      9,397      6,451
                                               -------    -------    -------
 Income before change in accounting principle   20,706     15,332     10,940
    Cumulative effect of change in accounting
      principle, net of tax (see Note 3)             -       (357)         -
                                               -------    -------    -------
      Net income............................. $ 20,706   $ 14,975   $ 10,940
                                               =======    =======    =======
 Net income per share:
    Basic:
      Income before change in accounting
        principle..........................   $   1.31   $   1.09   $   0.83
      Cumulative effect of change in
        accounting principle, net of tax ..          -      (0.02)         -
                                               -------    -------    -------
      Net income...........................   $   1.31   $   1.07   $   0.83
                                               =======    =======    =======
    Diluted:
      Income before change in accounting
        principle..........................   $   1.22   $   0.97   $   0.76
      Cumulative effect of change in
        accounting principle, net of tax ..          -      (0.02)         -
                                               -------    -------    -------
      Net income...........................   $   1.22   $   0.95   $   0.76
                                               =======    =======    =======

                        The accompanying notes are an
          integral part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
                                                       (in thousands)
 Cash flows from operating activities:
   Income before change in accounting
    principle ............................... $ 20,706   $ 15,332   $ 10,940
   Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation ..........................    4,173      3,019      2,548
      Short-term advance loss provision .....   11,559      9,878      8,669
      Tax benefit from exercise of stock
        options .............................    8,736      5,408        229
   Changes in operating assets and
    liabilities, net of effect of Cash & Go,
    Ltd. consolidation:
      Service charges receivable ............     (594)      (553)      (357)
      Inventories ...........................     (720)      (718)      (329)
      Prepaid expenses and other assets .....     (530)       167         41
      Accounts payable and accrued expenses..   (1,344)       545         13
      Current and deferred income taxes .....    2,142       (472)     1,579
                                               -------    -------    -------
    Net cash flows from operating activities    44,128     32,606     23,333
                                               -------    -------    -------
 Cash flows from investing activities:
   Pawn receivables, net ....................   (4,728)    (4,635)    (3,413)
   Short-term advance receivables, net ......  (13,265)   (11,211)    (9,652)
   Purchases of property and equipment ......   (7,131)    (5,202)    (4,264)
   Cash from consolidation of Cash & Go, Ltd.        -      2,103          -
   Net (increase) decrease in receivable
     from Cash & Go, Ltd. ...................        -      2,633       (278)
                                               -------    -------    -------
   Net cash flows from investing activities    (25,124)   (16,312)   (17,607)
                                               -------    -------    -------
 Cash flows from financing activities:
   Proceeds from debt .......................   10,000          -      7,000
   Repayments of debt .......................  (16,000)   (23,502)   (12,491)
   Decrease in notes receivable from officers        -      4,228        823
   Purchases of treasury stock ..............  (13,463)         -          -
   Proceeds from exercise of stock options
     and warrants ...........................   10,844      6,092        425
                                               -------    -------    -------
   Net cash flows from financing activities     (8,619)   (13,182)    (4,243)
                                               -------    -------    -------

 Change in cash and cash equivalents ........   10,385      3,112      1,483
 Cash and cash equivalents at beginning
   of the year...............................   15,847     12,735     11,252
                                               -------    -------    -------
 Cash and cash equivalents at end of the year $ 26,232   $ 15,847   $ 12,735
                                               =======    =======    =======

 Supplemental disclosure of
   cash flow information:
   Cash paid during the year for:
    Interest ................................ $     70   $    498   $    964
                                               =======    =======    =======
    Income taxes ............................ $  1,356   $  4,256   $  4,907
                                               =======    =======    =======

                     FIRST CASH FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
                                                       (in thousands)
 Supplemental disclosure of non-cash
  operating, investing and financing
  activities:
   Non-cash transactions in connection with
    consolidation of Cash & Go, Ltd.:
      Fair market value of assets
        consolidated ........................ $      -   $  4,648   $      -
        Less assumption of liabilities
          from consolidation ................        -     (5,791)         -
                                               -------    -------    -------
 Net liabilities resulting from consolidation $      -   $ (1,143)  $      -
                                               =======    =======    =======
   Non-cash transactions in connection with
     pawn receivables collateral forfeited
     and transferred to inventories ......... $ 35,173   $ 27,112   $ 22,346
                                               =======    =======    =======

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
                                                       (in thousands)
 Common stock:
   Balance at beginning of year ...........   $    109   $     96   $     95
   Exercise of stock options and warrants..         15         13          1
   Cancellation of treasury stock .........         (8)         -          -
   Effect of stock split ..................         50          -          -
                                               -------    -------    -------
        Balance at end of year ............        166        109         96
                                               -------    -------    -------
 Preferred stock:
        Balance at end of year ............          -          -          -
                                               -------    -------    -------
 Additional paid-in capital:
   Balance at beginning of year ...........     63,395     51,908     51,255
   Exercise of stock options and warrants,
     including income tax benefit of
     $8,736, $5,408, and $229, respectively     19,572     11,487        653
   Cancellation of treasury stock .........     (4,354)         -          -
   Effect of stock split ..................        (57)         -          -
                                               -------    -------    -------
        Balance at end of year ............     78,556     63,395     51,908
                                               -------    -------    -------
 Retained earnings:
   Balance at beginning of year ...........     56,734     41,759     30,819
   Net income .............................     20,706     14,975     10,940
                                               -------    -------    -------
        Balance at end of year ............     77,440     56,734     41,759
                                               -------    -------    -------
 Notes receivable from officers:
   Balance at beginning of year ...........          -     (4,228)    (5,051)
   Repayment of notes receivable ..........          -      4,228        823
                                               -------    -------    -------
        Balance at end of year ............          -          -     (4,228)
                                               -------    -------    -------
 Treasury stock:
   Balance at beginning of year ...........     (3,015)    (3,015)    (3,015)
   Repurchases of treasury stock ..........    (13,463)         -          -
   Cancellation of treasury stock .........      4,362          -          -
                                               -------    -------    -------
        Balance at end of year ............    (12,116)    (3,015)    (3,015)
                                               -------    -------    -------

 Total stockholders' equity:...............   $144,046   $117,223   $ 86,520
                                               =======    =======    =======

                 The accompanying notes are an integral
            part of these consolidated financial statements.

                       FIRST CASH FINANCIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

      First Cash Financial Services, Inc. (the "Company") was incorporated in Texas on July 5, 1988, and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores which lend money on the collateral of pledged personal property, and which retail previously owned merchandise acquired through pawn forfeitures. In addition to making short-term secured pawns, most of the Company's pawn stores offer short-term advances, also known as payday loans. The Company also operates short-term or payday advance stores that provide short-term advances, check cashing, and other related financial services. As of December 31, 2004, the Company owned and operated 197 pawn stores and 87 payday advance stores. The Company is also a 50% owner of Cash & Go, Ltd., a Texas limited partnership that owns and operates 40 financial services kiosks inside convenience stores.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies followed in the preparation of these financial statements:

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. In addition, effective December 31, 2003, the accompanying consolidated financial statements include the balance sheet accounts of Cash & Go, Ltd., a Texas limited partnership, which owns financial services kiosks inside convenience stores. The operating results of the partnership are included in the consolidated financial statements effective January 1, 2004. All significant intercompany accounts and transactions have been eliminated (See Note 3).

      Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

      Receivables and income recognition - Pawn receivables are secured by the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. Short-term advances are made for thirty days or less. The Company recognizes the service charges associated with short-term advances on a constant-yield basis over the term of the short-term advance.

      Short-term advance loss provision - An allowance is provided on short-term advance receivables and service charge receivables, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charge receivables. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charge receivables as of the default date. Net defaults and changes in the short-term advance allowance are charged to the short-term advance loss provision.

      Store operating expenses - Costs incurred in operating the pawn stores and payday advance stores have been classified as store operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, insurance, utilities, cash shortages and other costs incurred by the stores.

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

      Goodwill - Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets have been recorded as goodwill. Goodwill was amortized on a straight-line basis over an estimated useful life of forty years through December 31, 2001. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is not amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional fair value impairment test and determined that no impairment of recorded goodwill existed at January 1, 2002. The Company has also determined that no impairment existed at December 31, 2002, 2003 and 2004. Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of income for the period in which such loss is realized.

      Long-lived assets - Long-lived assets (i.e., property, plant and equipment, and intangible assets with definite lives) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Management does not believe that any impairments exist at December 31, 2004.

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

      Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2004, 2003 and 2002, was $2,302,000, $1,567,000 and
 $1,332,000, respectively.

      Stock-based compensation - The Company's stock-based employee compensation plans are described in Note 11. The expense recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations are followed in accounting for these plans. No stock-based employee compensation has been charged to earnings because the exercise prices of all stock options granted under this plan have been equal to the market value of the Company's common stock at the date of the grant. The following presents information about net income and earnings per share as if the Company had applied the fair value expense recognition requirements of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, to all employee stock options granted under the plan (in thousands, except per share data).

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
 Net income, as reported                      $ 20,706   $ 14,975   $ 10,940
 Less: Stock-based employee compensation
   determined under the fair value
   requirements of SFAS 123, net of
   income tax benefits                           2,716      2,261      1,252
                                               -------    -------    -------
 Pro forma net income                         $ 17,990   $ 12,714   $  9,688
                                               =======    =======    =======
 Earnings per share:
   Basic, as reported                         $   1.31   $   1.07   $   0.83
   Basic, pro forma                           $   1.14   $   0.91   $   0.73

   Diluted, as reported                       $   1.22   $   0.95   $   0.76
   Diluted, pro forma                         $   1.06   $   0.81   $   0.67


      Pursuant to the requirements of SFAS 123, the weighted-average fair value of the individual employee stock options and warrants granted during 2004, 2003 and 2002 have been estimated as $9.93, $5.93 and $3.11, respectively, on the date of the grant. The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
      Dividend yield                                 -          -          -
      Volatility                                  52.7%      54.0%      58.0%
      Risk-free interest rate                      3.5%       3.5%       3.5%
      Expected life                           5.5 years    7 years    7 years


      In December 2004, the FASB issued Statement No. 123(R), Share Based Payments. This statement, which is effective for the Company beginning July 1, 2005, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments.

      Earnings per share - Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. All share amounts have been retroactively adjusted to give effect to a three-for-two split of the Company's common stock in 2004 (See Note 4).

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
    Numerator:
     Net income for calculating
       basic and diluted earnings per share   $ 20,706   $ 14,975   $ 10,940
                                               =======    =======    =======
    Denominator:
     Weighted-average common shares for
       calculating basic earnings per share 15,754 13,986 13,250 Effect of dilutive stock options
       and warrants                              1,280      1,770      1,146
                                               -------    -------    -------
     Weighted-average common shares for
       calculating diluted earnings per share   17,034     15,756     14,396
                                               =======    =======    =======

     Basic earnings per share                 $   1.31   $   1.07   $   0.83
     Diluted earnings per share               $   1.22   $   0.95   $   0.76


      Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates.

      Reclassification - Certain amounts for the years ended December 31, 2002 and 2003 have been reclassified in order to conform to the 2004 presentation.

      In addition, the Statements of Cash Flows for the years ended December 31, 2003 and 2002 were restated to correct the classification of certain transactions between sections of the Statements of Cash Flows. The effects of these reclassifications were to increase cash flows from operating activities by $16,508,000 and $9,563,000 from amounts previously reported for 2003 and 2002, respectively with offsetting reductions to net cash flows from investing and financing activities. The specific adjustments were provided in the Company's amended and restated Annual Report on Form 10-K/A, dated October 8, 2004, for the year ended December 31, 2003.


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

      The Company has a 50% ownership interest in a joint venture, Cash & Go, Ltd., a Texas limited partnership, which owns and operates 40 check cashing/short-term advance kiosks inside convenience stores. The Company previously accounted for its share of the joint venture's operating results using the equity method of accounting, as neither joint venture partner had control. Accordingly, through December 31, 2003, the Company recorded its 50% share of the partnership's earnings or losses in its consolidated financial statements. As defined in FIN 46, Cash & Go, Ltd. meets the requirements of a variable interest entity that must be consolidated by the Company. The Company implemented FIN 46 on December 31, 2003, at which time it recorded a change in accounting principle charge of $357,000, net of income tax benefit, which was necessary to recognize the other joint venture partner's share of the Cash & Go, Ltd.'s accumulated operating losses as part of the initial consolidation accounting. As of December 31, 2003 and periods thereafter, the Company's consolidated balance sheet includes the assets and liabilities of Cash & Go, Ltd., net of intercompany accounts, including the loan described below, which have been eliminated. The operating results of Cash & Go, Ltd., are included in the Company's consolidated operating results effective for accounting periods beginning January 1, 2004.

      The Company funds substantially all of the working capital requirements of Cash & Go, Ltd. in the form of a loan to the joint venture. This loan is callable at any time by the Company, bears interest at the prime rate plus 5%, and is secured by substantially all of Cash & Go, Ltd.'s assets. Summarized financial information for Cash & Go, Ltd. as of December 31, 2003, and for the years ended December 31, 2003 and 2002, are as follows:

                                                         December 31,
                                                            2003
                                                           -------
                                                        (in thousands)
      Current assets                                      $  4,120
      Non-current assets                                       528
      Current note payable to First Cash Financial
        Services, Inc.                                      (5,504)
      Other current liabilities                               (287)
                                                           -------
          Net liabilities                                 $ (1,143)
                                                           =======

      Company's net receivable from Cash & Go, Ltd.:
        Note receivable from Cash & Go, Ltd.              $  5,504
        Company's share of net liabilities                    (572)
                                                           -------
                                                          $  4,932
                                                           =======

                                                   Year Ended December 31,
                                                   -----------------------
                                                       2003       2002
                                                     -------    -------
                                                       (in thousands)

      Revenues                                      $  6,694   $  7,093
      Expenses                                         6,596      7,571
                                                     -------    -------
          Income (loss) before taxes                $     98   $   (478)
                                                     =======    =======
      Company's share of income (loss),
        as accounted for using the equity
        method through December 31, 2003            $     49   $   (239)
                                                     =======    =======

      Had the Company been accounting for its investment in Cash & Go, Ltd. under FIN 46 for the years ended December 31, 2003 and 2002, the Company's net income would have been as follows (in thousands, except per share data):

                                                   Year Ended December 31,
                                                   -----------------------
                                                       2003       2002
                                                     -------    -------
      Reported net income                           $ 14,975   $ 10,940
      Additional net income (loss) related
        to consolidation of Cash & Go, Ltd.,
        net of tax                                       387       (150)
                                                     -------    -------
         Adjusted net income                        $ 15,362   $ 10,790
                                                     =======    =======
      Basic earnings per share:
         Reported net income                        $   1.07   $   0.83
         Adjusted net income                        $   1.10   $   0.81

      Diluted earnings per share:
         Reported net income                        $   0.95   $   0.76
         Adjusted net income                        $   0.97   $   0.75


 NOTE 4 - CAPITAL STOCK

      In March 2004, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend to shareholders of record on March 22, 2004. The additional shares were distributed on April 6, 2004. All share and per share amounts (except authorized shares, treasury shares and par value) have been retroactively adjusted to reflect the split.

      In July 2004, the Company's Board of Directors authorized a stock repurchase program to permit future repurchases of up to 1,600,000 shares of the Company's outstanding common stock. During 2004, the Company repurchased a total of 623,000 common shares under the stock repurchase program for an aggregate purchase price of $12,100,000, or $19.46 per share.


 NOTE 5 - RELATED PARTY TRANSACTIONS

      As of December 31, 2002, the Company had notes receivable outstanding from certain of its officers totaling $4,228,000. Repayment of these notes was completed during Fiscal 2003. The notes bore interest at 3%.


 NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                  December 31,  December 31,
                                                      2004          2003
                                                    -------       -------
        Land                                       $    672      $    672
        Buildings                                     1,002         1,002
        Leasehold improvements                        1,792         1,792
        Furniture, fixtures and equipment            33,418        26,405
                                                    -------       -------
                                                     36,884        29,871
        Less:  accumulated depreciation             (19,508)      (15,453)
                                                    -------       -------
                                                   $ 17,376      $ 14,418
                                                    =======       =======

 NOTE 7 - ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

                                                  December 31,  December 31,
                                                      2004          2003
                                                    -------       -------
        Money orders and wire transfers payable    $    523      $    726
        Accrued compensation                          3,492         2,979
        Layaway deposits                              2,057         1,655
        Sales and property taxes payable                910         1,144
        Lending activity settlements payable            781         1,462
        Other                                           923         1,866
                                                    -------       -------
                                                   $  8,686      $  9,832
                                                    =======       =======


 NOTE 8 - REVOLVING CREDIT FACILITY

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006, and bears interest at the prevailing LIBOR rate (which was approximately 2.4% at December 31,
 2004) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2004, no amounts were outstanding under the Credit Facility and the Company had $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2004, and March 10, 2005. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 NOTE 9 - INCOME TAXES

      Components of the provision for income taxes consist of the following (in thousands):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
       Current:
          Federal                             $  9,874   $  7,495   $  4,437
          State and foreign                        891        870        760
                                               -------    -------    -------
                                                10,765      8,365      5,197
       Deferred                                  1,396      1,032      1,254
                                               -------    -------    -------
                                              $ 12,161   $  9,397   $  6,451
                                               =======    =======    =======

      The principal current and non-current deferred tax liabilities consist of the following at December 31, 2004 and 2003 (in thousands):

                                                  December 31,  December 31,
                                                      2004          2003
                                                    -------       -------
       Deferred tax assets:
         Inventory tax-basis difference            $  1,673      $  1,520
         Legal accruals                                   -           430
                                                    -------       -------
                                                      1,673         1,950
                                                    -------       -------
       Deferred tax liabilities:
         Amortization of goodwill                     7,264         6,120
         Depreciation                                 1,013         1,248
         State income tax effect of
           deferred tax items                           407           329
         Other                                          340           208
                                                    -------       -------
                                                      9,024         7,905
                                                    -------       -------
       Net deferred tax liability                  $  7,351      $  5,955
                                                    =======       =======
       Reported as:
         Non-current liabilities - deferred
           income taxes                            $  7,351      $  5,955
                                                    =======       =======

      The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes. The following is a reconciliation of such differences (in thousands):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2004       2003       2002
                                               -------    -------    -------
       Tax at the federal statutory rate      $ 11,175   $  8,408   $  5,913

       State and foreign income taxes,
         net of federal tax benefit                588        558        400
       Other, net                                  398        431        138
                                               -------    -------    -------
                                              $ 12,161   $  9,397   $  6,451
                                               =======    =======    =======


 NOTE 10 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases, including Cash & Go, Ltd., are as follows (in thousands):

                 Fiscal
                 ------
                  2005 ................   $ 10,870
                  2006 ................     10,024
                  2007 ................      8,546
                  2008 ................      5,913
                  2009 ................      3,153
                  Thereafter ..........      4,265
                                           -------
                                          $ 42,771
                                           =======

      Rent  expense  under  such  leases  was  $10,923,000,  $8,664,000   and
 $7,251,000  for  the  years  ended   December  31,  2004,  2003  and   2002,
 respectively.

      The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company's financial position, results of operations, or cash flows.


 NOTE 11 - EMPLOYEE STOCK OPTION AND INCENTIVE PLANS AND OUTSTANDING WARRANTS

      On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of
 Common Stock authorized and reserved for issuance under the 1990 Plan is 375,000 shares. The exercise price for each stock option granted under the 1990 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1990 Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of December 31, 2004, no options to purchase shares of Common Stock were available for grant under the 1990 Plan. Options to purchase 1,000 shares were vested at December 31, 2004.

      On January 14, 1999, the Company's shareholders adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the 1999 Plan is 3,750,000 shares. The exercise price for each stock option granted under the 1999 Plan may not be less than the fair market value of the Common Stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1999 Plan have a maximum duration of ten years unless, in the case of incentive stock options, the optionee owns at least 10% of the total combined voting power of all classes of capital stock of the Company, in which case the maximum duration is five years. As of December 31, 2004, options to purchase 1,177,000 shares of Common Stock were available for grant under the 1999 Plan. Options to purchase 552,000 shares of common stock under the 1999 Plan were vested as of December 31, 2004.

      On June 15, 2004, the Company's shareholders adopted the 2004 Long-Term Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of incentive stock options, non-qualified stock options and other forms of equity compensation such as stock appreciation rights and restricted stock to key employees and directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the 2004 Plan is 900,000 shares. The exercise price for each stock option or stock appreciation right granted under the 2004 Plan may not be less than the fair market value of the Common Stock on the date of the grant. Unless otherwise determined by the Board, options granted under the Plan have a maximum duration of ten years. As of December 31, 2004, no stock options or other equity compensation units had been granted or vested and 900,000 options or units were available for grant under the 2004 Plan.

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

      Stock option and warrant activity for Fiscal 2002, 2003 and 2004 is summarized in the accompanying chart (in thousands, except exercise price).

                                                             Exercisable
                                                          -----------------
                                                                  Weighted
                                             Weighted             Average
                                             Average              Exercise
                       Options Warrants  Exercise Price  Number    Price
                       ------- --------  --------------  ------    -----
  December 31, 2001     1,769    1,504       $ 3.99       2,534   $ 3.53
    Granted               195      783         5.33
    Exercised             (93)     (68)        2.75
    Cancelled            (205)    (135)        7.04
                        -----    -----
  December 31, 2002     1,666    2,084         4.12       3,279     4.01
    Granted               503      405        10.18
    Exercised          (1,197)    (663)        3.27
    Cancelled             (27)       -         5.33
                        -----    -----
  December 31, 2003       945    1,826         6.65       2,463     6.45
    Granted               455        -        19.33
    Exercised            (605)    (938)        7.03
                        -----    -----
  December 31, 2004       795      888       $ 9.73       1,395   $ 9.42
                        =====    =====

      Options and warrants outstanding as of December 31, 2004, are as follows (in thousands, except exercise price and life):

                           Total Warrants
                 Exercise       and         Remaining     Currently
                  Price       Options         Life       Exercisable
                  -----       -------         ----       -----------
                  $1.33          75            6.0            75
                   2.67           8            6.1             -
                   5.33          14            0.3            14
                   5.33          22            3.2            22
                   5.33         365            7.3           273
                   5.33          15            7.7             -
                   5.33         300            8.1           300
                   6.67          38            4.3            38
                   6.67          60            8.1            30
                   6.73         100            8.3           100
                   7.67         120            8.4           120
                   8.67          19            8.4            20
                  13.37          93            8.8            36
                  19.33         454            9.1           367
                              -----                        -----
                              1,683                        1,395
                              =====                        =====


 NOTE 12 - FIRST CASH 401(k) PLAN

      The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time employees who have been employed with the Company for one year. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $250,000, $213,000 and $220,000 for the years ended December 31, 2004, 2003 and 2002, respectively.


 NOTE 13 - GEOGRAPHIC AREAS

      The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. The following table shows revenues, selected current assets and long-lived assets (all non-current assets except goodwill) by geographic area (in thousands):

                                           Year Ended December 31,
                                        -----------------------------
                                         2004       2003       2002
                                        -------    -------    -------
      Revenues:
       United States                   $145,386   $126,707   $112,720
       Mexico                            34,427     18,761      6,073
                                        -------    -------    -------
       Total                           $179,813   $145,468   $118,793
                                        =======    =======    =======

      Pawn receivables:
       United States                   $ 16,707   $ 15,695   $ 14,430
       Mexico                             6,722      4,342      2,194
                                        -------    -------    -------
       Total                           $ 23,429   $ 20,037   $ 16,624
                                        =======    =======    =======

      Short-term advance receivables:
       United States                   $ 15,465   $ 13,759   $ 10,690
       Mexico                                 -          -          -
                                        -------    -------    -------
       Total                           $ 15,465   $ 13,759   $ 10,690
                                        =======    =======    =======
      Inventories:
       United States                   $ 13,393   $ 13,042   $ 12,283
       Mexico                             4,251      2,546      1,365
                                        -------    -------    -------
       Total                           $ 17,644   $ 15,588   $ 13,648
                                        =======    =======    =======
      Long-lived assets:
       United States                   $ 11,183   $ 11,391   $ 16,706
       Mexico                             6,992      3,710      2,958
                                        -------    -------    -------
       Total                           $ 18,175   $ 15,101   $ 19,664
                                        =======    =======    =======


 NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2004 and 2003, are set forth below. The Company's operations are subject to seasonal fluctuations.

                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                     -------    -------    -------    -------
 2004
 ----
  Total revenues                    $ 41,850   $ 40,318   $ 46,544   $ 51,101
  Cost of revenues                    13,532     13,730     17,660     18,945
  Gross profit                        28,318     26,588     28,884     32,156
  Total expenses                      20,139     19,813     20,641     22,486
  Net income                           5,178      4,246      5,190      6,092
  Diluted earnings per share
    from net income                     0.30       0.25       0.31       0.36
  Diluted weighted average shares     17,079     17,294     16,830     16,931

 2003
 ----
  Total revenues                    $ 34,244   $ 33,418   $ 37,241   $ 40,565
  Cost of revenues                    11,815     11,730     13,313     14,364
  Gross profit                        22,429     21,688     23,928     26,201
  Total expenses                      16,838     16,781     17,447     18,452
  Income before change in
    accounting principle               3,498      3,001      4,016      4,817
  Cumulative effect of change
    in accounting principle                -          -          -       (357)
  Net income                           3,498      3,001      4,016      4,460
  Diluted earnings per share before
    change in accounting principle      0.24       0.19       0.25       0.29
  Diluted earnings per share from
    cumulative effect of change
    in accounting principle                -          -          -      (0.02)
  Diluted earnings per share
    from net income                     0.24       0.19       0.25       0.27
  Diluted weighted average shares     14,684     15,159     16,358     16,773