Form 10-Q
period 2005-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2005-05-02
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended                 Commission File Number:
           March 31, 2005                            0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                         75-2237318
       (state or other jurisdiction    (IRS Employer Identification No.)
     of incorporation or organization)

      690 East Lamar Blvd., Suite 400
             Arlington, Texas                        76011
 (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947


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


 As of April 28, 2005 there were 15,536,011 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,        December 31,
                                              -------------------  -----------
                                               2005        2004        2004
                                              -------     -------     -------
                                                 (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents................   $ 38,883    $ 19,482     $26,232
 Service charges receivable...............      3,968       3,565       4,512
 Pawn receivables.........................     22,435      19,784      23,429
 Short-term advance receivables,
   net of allowance of $416, $382
   and $552, respectively.................     11,575      10,781      15,465
 Inventories..............................     16,104      14,467      17,644
 Prepaid expenses and other current assets      1,178         900       1,378
 Income taxes receivable..................          -       3,141         867
                                              -------     -------     -------
    Total current assets .................     94,143      72,120      89,527
 Property and equipment, net..............     18,516      15,012      17,376
 Goodwill.................................     53,237      53,237      53,237
 Other....................................      2,599         737         799
                                              -------     -------     -------
                                             $168,495    $141,106    $160,939
                                              =======     =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable.........................   $    693    $    644    $    856
 Accrued expenses.........................      7,297       5,930       8,686
 Income taxes payable.....................      1,383           -           -
                                              -------     -------     -------
    Total current liabilities ............      9,373       6,574       9,542
 Deferred income taxes payable............      7,651       6,255       7,351
                                              -------     -------     -------
                                               17,024      12,829      16,893
                                              -------     -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized ........          -           -           -
   Common stock; $.01 par value;
     90,000,000 shares authorized ........        167         158         166
   Additional paid-in capital ............     79,911      66,207      78,556
   Retained earnings .....................     83,509      61,912      77,440
   Common stock held in treasury .........    (12,116)          -     (12,116)
                                              -------     -------     -------
                                              151,471     128,277     144,046
                                              -------     -------     -------
                                             $168,495   $ 141,106    $160,939
                                              =======     =======     =======


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    2005         2004
                                                   -------      -------
                                                       (unaudited)
                                                (in thousands, except per
                                                     share amounts)
 Revenues:
      Merchandise sales.........................  $ 24,237     $ 20,471
      Pawn service charges......................     8,954        8,134
      Short-term advance service charges........    12,669       12,003
      Check cashing fees........................       826          910
      Other.....................................       313          332
                                                   -------      -------
                                                    46,999       41,850
                                                   -------      -------
 Cost of revenues:
      Cost of goods sold........................    14,590       12,070
      Short-term advance loss provision.........     1,581        1,389
      Check cashing returned items expense......        86           73
                                                   -------      -------
                                                    16,257       13,532
                                                   -------      -------

 Gross profit...................................    30,742       28,318
                                                   -------      -------
 Expenses:
      Store operating expenses..................    15,761       14,777
      Administrative expense....................     4,216        4,412
      Depreciation..............................     1,292          921
      Interest expense .........................         -           43
      Interest income...........................       (84)         (14)
                                                   -------      -------
                                                    21,185       20,139
                                                   -------      -------

 Income before income taxes.....................     9,557        8,179
 Provision for income taxes.....................     3,488        3,001
                                                   -------      -------
 Net income.....................................  $  6,069     $  5,178
                                                   =======      =======

 Net income per share:
  Basic ........................................  $   0.38     $   0.34
                                                   =======      =======
  Diluted ......................................  $   0.36     $   0.30
                                                   =======      =======


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                     --------------------
                                                     March 31,   March 31,
                                                       2005        2004
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
  Net income ...................................     $  6,069   $   5,178
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation  ..............................        1,292         921
    Short-term advance loss provision ..........        1,581       1,389
    Stock option and warrant income tax benefit           598       3,953
  Changes in operating assets and liabilities:
    Service charges receivable .................          544         353
    Inventories ................................          554         392
    Prepaid expenses and other assets ..........       (1,600)         10
    Accounts payable and accrued expenses ......       (1,552)     (4,312)
    Current and deferred income taxes  .........        2,550      (1,228)
                                                     --------    --------
      Net cash flows from operating activities .       10,036       6,656
                                                     --------    --------
 Cash flows from investing activities:
  Pawn receivables, net ........................        1,980         982
  Short-term advance receivables, net...........        2,309       1,589
  Purchases of property and equipment ..........       (2,432)     (1,515)
                                                     --------    --------
      Net cash flows from investing activities .        1,857       1,056
                                                     --------    --------
 Cash flows from financing activities:
  Repayments of debt ...........................            -      (6,000)
  Purchase of treasury stock ...................            -      (1,347)
  Proceeds from exercise of stock options and
    warrants....................................          758       3,270
                                                     --------    --------
      Net cash flows from financing activities .          758      (4,077)
                                                     --------    --------

 Change in cash and cash equivalents............       12,651       3,635
 Cash and cash equivalents at beginning
   of the period................................       26,232      15,847
                                                     --------    --------
 Cash and cash equivalents at end of the period.    $  38,883   $  19,482
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................    $       -   $      43
                                                     ========    ========
    Income taxes ...............................    $     341   $     277
                                                     ========    ========

 Supplemental disclosure of non-cash investing activity:
  Non-cash transactions in connection with pawn
    receivables settled through forfeitures of
    collateral transferred to inventories ......    $   8,483   $   7,117
                                                     ========    ========


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company") and its wholly-owned subsidiaries. In addition, the accompanying consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership which owns financial services kiosks inside convenience stores, in which the Company has a 50% ownership interest. All significant intercompany accounts and transactions have been eliminated.

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2004 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

      Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2005 presentation.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 2.9% at March 31,
 2005) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At March 31, 2005, the Company had $25,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2005 and April 28, 2005. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      Three Months Ended
                                                     --------------------
                                                     March 31,   March 31,
                                                       2005        2004
                                                     --------    --------
    Numerator:
      Net income for calculating basic
        and diluted earnings per share              $   6,069   $   5,178
                                                     ========    ========
    Denominator:
      Weighted-average common shares
        for calculating basic earnings
        per share                                      16,063      15,431
      Effect of dilutive securities:
        Stock options and warrants                        950       1,648
                                                     --------    --------
      Weighted-average common
        shares for calculating diluted
        earnings per share                             17,013      17,079
                                                     ========    ========

    Basic earnings per share                        $    0.38   $    0.34
                                                     ========    ========
    Diluted earnings per share                      $    0.36   $    0.30
                                                     ========    ========


 Note 4 - Employee Stock Incentive Plans

      The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no stock-based employee compensation cost is reflected in net income as all options and warrants granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three Months Ended
                                                     --------------------
                                                     March 31,   March 31,
                                                       2005        2004
                                                     --------    --------
       Net income, as reported                      $   6,069   $   5,178
       Less:  Stock-based employee
        compensation determined under the
        fair value requirements of SFAS 123,
        net of income tax benefits                      7,392       2,356
                                                     --------    --------
       Adjusted net income                          $  (1,323)  $   2,822
                                                     ========    ========
       Earnings per share:
         Basic, as reported                         $    0.38   $    0.34
         Basic, adjusted                            $   (0.08)  $    0.18

         Diluted, as reported                       $    0.36   $    0.30
         Diluted, adjusted                          $   (0.08)  $    0.17


      The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                                      Three Months Ended
                                                     --------------------
                                                     March 31,   March 31,
                                                       2005        2004
                                                     --------    --------
       Dividend yield                                       -           -
       Volatility                                        45.0%       52.7%
       Risk-free interest rate                            3.5%        3.5%
       Expected life                                 5.0 years   5.5 years


      In December 2004, the FASB issued Statement No. 123(R), Share Based Payments ("FAS 123(R)"). This statement, which will be effective for the Company beginning in 2006, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The Company issued stock options to purchase 2,076,000 shares of common stock to certain employees and directors in January 2005 under its existing stock option plans. These options were issued in seven equal layers to each recipient with exercise prices for the layers set at $25.00, $30.00, $35.00, $40.00, $45.00, $50.00 and $55.00. The options were fully vested as of the date of grant, and accordingly, the Company will not record share based compensation expense related to these options when FAS 123(R) is adopted. The Company anticipates that it will record share based compensation expense, net of income taxes, in 2006 of approximately $300,000 related to the vesting of other previously issued options.

      During the period from January 1, 2005 through March 31, 2005, the Company issued 104,400 shares of common stock relating to the exercise of outstanding stock options and warrants for an aggregate exercise price of $1,357,000, including income tax benefit.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company") is a leading provider of specialty consumer finance products. The Company currently has 300 locations in eleven U.S. states and six states in Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities and are a convenient source for small consumer advances ("pawns") secured by pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously-owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Many of the Company's U.S. pawn stores offer short-term, unsecured advances ("short-term advances"), which are also known as payday advances.

      The Company also operates stand-alone payday advance stores in several U.S. states. These stores provide a broad range of consumer financial services products, including short-term or payday advances, check cashing, money orders, money transfers and bill payment services. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 40 kiosks located inside convenience stores, which offer short-term advances and check cashing.


 OPERATIONS AND LOCATIONS

      The following table details store counts for the three-month period ended March 31, 2005:

                                          Three Months Ended March 31, 2005
                                         -----------------------------------
                                          Pawn     Payday Advance     Total
                                         Stores        Stores         Stores
                                         ------        ------         ------
       Beginning total                      197            87            284

       New stores opened                     10             5             15

       Closed stores                         (2)            -             (2)
                                         ------        ------         ------
       Ending total                         205            92            297
                                         ======        ======         ======

      At March 31, 2005, a total of 69 pawn stores also offered the payday advance product in addition to pawn loans and retail sales. For the three-month period ended March 31, 2005, the Company's 50% owned joint venture, Cash & Go, Ltd. operated a total of 40 kiosks located inside convenience stores in the state of Texas, which are not included in the above chart. No kiosks were opened or closed during the three months ended March 31, 2005.

      For the quarter ended March 31, 2005, the Company's revenues were derived 52% from merchandise sales, 19% from service charges on pawn loans, 27% from service charges on short-term advances, and 2% from other sources, primarily check cashing fees.

      Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the periods reported, the Company has not had store expansions that involved a significant change in the size of retail showrooms, and accordingly, no expanded stores have been excluded from the same-store calculations. Sales of scrap jewelry are included in same-store revenue calculations. Revenues from the Cash & Go, Ltd. kiosks are included in same-store calculations for 2004 as the revenues from the kiosks were included in the consolidated revenues for Fiscal 2004.

      Although the Company has had significant increases in revenues due to new store openings in 2004 and 2005, the Company has also incurred increases in operating expenses attributable to the additional stores. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate officers, area supervisors and other operations management, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.


 CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2004 Annual Report on Form 10-K.

      In December 2004, the FASB issued Statement No. 123(R), Share Based Payments ("FAS 123(R)"). This statement, which will be effective for the Company beginning in 2006, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The Company issued options to purchase 2,076,000 shares of common stock to certain employees and directors in January 2005 under its existing stock option plans. These options were issued in seven equal layers to each recipient with exercise prices for the layers set at $25.00, $30.00, $35.00, $40.00, $45.00, $50.00 and $55.00. The options were fully-vested as of the date of grant, and accordingly, the Company will not record share based compensation expense related to these options when FAS 123(R) is adopted. The Company designed the terms and conditions of this option grant in a manner so as to provide meaningful long-term performance-based incentives for the management team and to reduce future share based compensation expense under FAS 123(R). The Company anticipates that it will record share based compensation expense, net of income taxes, in 2006 of approximately $300,000 related to the vesting of other previously issued options.


 RESULTS OF OPERATIONS

 Three months ended March 31, 2005 compared to the three months ended March 31, 2004

      Total revenues increased 12% to $46,999,000 for the three months ended March 31, 2005 ("the First Quarter of 2005") as compared to $41,850,000 for the three months ended March 31, 2004 ("the First Quarter of 2004"). The change was comprised of an increase in revenues of $3,080,000 generated by the 67 new pawn and payday advance stores which were open since January 1, 2004, a same-store increase totaling $2,323,000 at the stores which were in operation during all of the First Quarter of both 2004 and 2005, net of a decrease in revenues of $254,000 from five stores that were closed since January 1, 2004. Same-store revenues increased 7% for the First Quarter of 2005 as compared to the same quarter last year. This increase represented the net effect of larger same-store revenue increases in newer stores opened in 2002 and 2003, less smaller revenue increases in the stores opened or acquired prior to 2002.

      Of the $5,149,000 increase in total revenues, 73%, or $3,766,000, was attributable to increased merchandise sales, 16%, or $820,000 was attributable to an increase in pawn service charges, 13%, or $666,000 was attributable to an increase in short-term advance service charges, while other income, comprised primarily of check cashing fees, decreased 2% or $103,000. The year-over-year increases in merchandise sales and pawn service charges of 18% and 10%, respectively, resulted from the maturation of new pawn stores opened over the past three years and same-store revenue increases in mature domestic pawn stores. Short-term or payday advance service charges increased 6%, which is reflective of a smaller percentage increase in the number of new locations offering the payday advance product and a resulting larger percentage base of mature stores, which also include the 40 Cash & Go, Ltd. kiosks. In addition, the Company noted that payday advance revenues during the First Quarter of 2005 were negatively impacted by the 2005 calendar, which contained only twelve Fridays, compared to a typical quarter that has thirteen Fridays. For the payday advance product, a significant number of the new advances are either written on Fridays and/or scheduled for collection on Fridays and the twelve-Friday First
 Quarter of 2005 negatively impacted both gross and net payday advance profitability compared to the prior year quarter which had thirteen Fridays.

      A significant component of the increase in merchandise sales was non-retail bulk sales of scrap jewelry merchandise, which increased from $3,439,000 in the First Quarter of 2004 to $5,269,000 in the First Quarter of 2005. As a percentage of total revenues, merchandise sales increased from 49% to 52% during the First Quarter of 2005 as compared to the First Quarter of 2004, pawn service charges remained unchanged at 19%, short-term advance service fees decreased from 29% to 27%, and check cashing fees and other income as a percentage of total revenues decreased from 3% to 2% during the First Quarter of 2004 and the First Quarter of 2005.

      The pawn receivables balance increased 13% from $19,784,000 at March 31, 2004 to $22,435,000 at March 31, 2005. The pawn receivables balance in the Company's domestic stores at March 31, 2005 was $14,886,000, which represented an increase of 5% over the prior year. Pawn receivables in the Mexico stores at March 31, 2005 were $7,549,000, an increase of 36% over the prior year. Of the $2,651,000 total increase in pawn receivables, $884,000 was attributable to the growth at the stores which were in operation as of March 31, 2005 and 2004, and $1,767,000 was attributable to the new stores opened since March 31, 2004. The net short-term advance receivables balance increased 7% from $10,781,000 at March 31, 2004 to $11,575,000 at March 31,
 2005. Of the $794,000 increase, $235,000 was attributable to the growth in short-term advance receivable balances at the stores which were in operation as of March 31, 2005 and 2004 and $559,000 was attributable to the new stores opened since March 31, 2004. The Company's loss provision reserve on short-term advance receivables increased from $382,000 at March 31, 2004 to $416,000 at March 31, 2005.

      Gross profit margins on total merchandise sales were 40% during the First Quarter of 2005 compared to 41% during the First Quarter of 2004. Retail merchandise margins, which exclude bulk scrap jewelry sales, were 44% during the First Quarter of 2005 compared to 45% during the First Quarter of 2004. The Company's loss provision relating to short-term advances increased from $1,389,000 in the First Quarter of 2004 to $1,581,000 in the First Quarter of 2005. As a percentage of short-term advance service charge revenues, the loss provision increased from 11.6% during the First Quarter of 2004 to 12.5% during the First Quarter of 2005. Management considers these fluctuations to be within the expected range of variability.

      Store operating expenses increased 7% to $15,761,000 during the First Quarter of 2005 compared to $14,777,000 during the First Quarter of 2004, primarily as a result of the net addition of 62 pawn and check cashing/short-term advance stores since January 1, 2004, which is a 26% increase in store count. Administrative expenses decreased 4% to $4,216,000 during the First Quarter of 2005 compared to $4,412,000 during the First Quarter of 2004, which is attributable to net reductions in total administrative and supervisory compensation expense, net decreases in certain Mexico administrative expenses and other seasonal and/or non-recurring factors affecting comparability to the prior year. Full year administrative expenses for 2005 are expected to increase in comparison to 2004. The Company had no interest expense during the First Quarter of 2005 as a result of paying off all outstanding debt during Fiscal 2004. Interest income increased from $14,000 in the First Quarter of 2004 to $84,000 in the First Quarter of 2005, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For the First Quarter of 2004 and 2005, the Company's effective federal income tax rates of 37% and 36%, respectively, differed from the statutory tax rate of approximately 35% primarily as a result of state and foreign income taxes. The reduction in the 2005 effective tax rate is a result of recording certain tax benefits related to the Company's Mexico operations.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and store openings have been financed with funds generated from operations.

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2006 and bears interest at the prevailing LIBOR rate (which was approximately 2.9% at April 28,
 2005) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At March 31, 2005, the Company had $25,000,000 available for additional borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2005 and April 28, 2005. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of March 31, 2005, the Company's primary sources of liquidity were $38,883,000 in cash and cash equivalents, $37,978,000 in receivables, $16,104,000 in inventories and $25,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $84,770,000 as of March 31, 2005, and total equity exceeded total liabilities by a ratio of 9 to 1.

      The Company utilized positive cash flows from operations in the Three-Month 2005 Period to fund investing and financing activities primarily related to opening new stores. Net cash provided by operating activities of the Company during the three months ended March 31, 2005 was $10,036,000, consisting primarily of net income of $6,069,000 plus non-cash adjustments for depreciation, short-term advance loss provision, tax benefit from the exercise of employee stock options, and a change in tax balances of $1,292,000, $1,581,000, $598,000, and $2,550,000, respectively, in addition to a decrease in service charge receivables and inventory of $544,000 and $554,000, respectively, net of an increase in prepaid assets of $1,600,000 and a decrease in accounts payable and accrued expenses of $1,552,000. Net cash provided by investing activities during the three months ended March 31, 2005 was $1,857,000, which was primarily comprised of net cash inflows from pawn receivable activity of $1,980,000, net cash inflows from short-term advance receivable activity of $2,309,000, net of cash paid for fixed asset additions of $2,432,000. The opening of 15 new stores and purchases of corporate fixed assets during the Three-Month 2005 Period contributed significantly to the volume of fixed asset additions. Net cash provided by financing activities was $758,000 during the three months ended March 31, 2005, which consisted of net proceeds from exercises of stock options and warrants.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows. For the Three-Month 2005 Period the total cash flows from operations were $10,036,000, while net cash inflows related to pawn receivable activity and short-term advance receivable activity were $1,980,000 and $2,309,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $14,325,000 for the Three-Month 2005 Period. For the comparable Three-Month 2004 Period, cash flows from operations were $6,656,000 and net cash inflows related to pawn receivables and short-term advance receivables were $982,000 and $1,589,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $9,227,000 for the Three-Month 2004 Period.

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

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. Management believes that cash generated from operations should be sufficient to accommodate the Company's current operations for Fiscal 2005. The Company has no significant capital commitments.

      While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Information

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this quarterly report include, without limitation, the Company's earnings forecast for 2005, its expectations for new store openings in 2005, and its cash flow expectations for 2005. Such statements are subject to future adjustments, pending regulatory and legislative initiatives, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this release. Such factors are difficult to predict and many are beyond the control of the Company. Recently issued federal regulations and enforcement actions, as well as proposed state-level legislation, affecting the payday advance industry could affect the Company's financial results and growth expectations in certain markets; however, the impact of the new regulations, enforcement actions and legislation cannot be estimated at the current time. Other such factors may include changes in regional, national or international economic conditions, changes or increases in competition, the ability to open and integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, changes in other governmental regulations, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties.

 Payday Advance Regulatory Developments

      The Company's short-term or payday advance operations are generally regulated directly by the various states in which the product is offered. In the State of Texas, the Company has entered into an agreement with County Bank of Rehoboth Beach, Delaware ("County Bank"), a federally insured State of Delaware chartered financial institution, to act as a loan servicer within the state for County Bank. The Company is licensed as a regulated servicing agent by the State of Texas. The Federal Deposit Insurance Corporation ("FDIC") regulates the ability of state chartered banks to enter into relationships with out-of-state payday loan servicers, and maintains guidelines under which such arrangements are permitted. Texas is the only state in which the Company functions as a loan servicer through a relationship with a state chartered bank that is subject to the FDIC guidelines for payday lending.

      On March 2, 2005, the FDIC issued revised payday lending guidelines for FDIC-supervised banks. The revised guidelines include a requirement that such banks develop procedures to ensure that a payday loan is not provided to any customer with payday loans outstanding from any bank for more than three months in the previous twelve months. It currently remains to be determined what procedures may be proposed by the lending banks or accepted by the FDIC in order to meet these guidelines. The FDIC-supervised banks are currently in the process of reviewing the revised guidelines and expect to implement any necessary changes in lending procedures to comply with them. The Company's payday advance revenues from Texas locations totaled $30,554,000 in Fiscal 2004 and represented approximately 17% of the Company's total revenues for 2004. For the quarter ended March 31, 2005, payday revenues from Texas locations totaled $6,810,000 and represented approximately 14.5% of the Company's total revenues for the first quarter. The Company expects that implementation of the revised guidelines could have a negative effect on some portion of its payday lending revenues in its Texas locations. Until FDIC-supervised banks complete their review of the revised guidelines and the FDIC approves the revised procedures expected to be developed by the banks providing payday loans, the exact timing and amount of the financial impact of the revised guidelines cannot be estimated.

      In a separate matter, on March 11, 2005, the FDIC issued an Order to Cease and Desist (the "Order") to County Bank to address alleged unsafe and unsound banking practices related to the bank's short-term loan, or payday advance, program. County Bank consented to issuance of the Order without admitting to or denying the alleged charges. The Order requires that County Bank address certain alleged deficiencies in the operation of its short-term loan program, specifically including management supervisory functions, oversight and control over third-party short-term loan servicing agents, internal control systems, information systems, internal audit systems, certain lending practices, and compliance with existing FDIC regulations concerning short-term loan programs. The FDIC has provided specific time tables ranging from 15 to 90 days from the date of the Order for County Bank to achieve compliance with the specified directives. County Bank has informed the Company that it expects to meet the requirements of the Order. While the Company does not expect that actions taken by County Bank to achieve compliance with the Order will have a significant impact on the Company's short-term loan (payday advance) servicing operations with County Bank, the ultimate effect of any such actions cannot be determined at the current time. Additionally, were the FDIC to eventually suspend or significantly restrict County Bank's short-term loan program, such action would negatively impact the Company's ability to offer the payday advance product in its Texas locations.

      In addition to federal legislative and regulatory oversight, the consumer finance industry is also subject to legislative initiatives and regulatory actions at the state level. If state-level legislative or regulatory actions that had negative effects on the consumer finance industry were taken in states where the Company has a significant number of stores, those actions could have a material, adverse effect on the Company's lending activities and revenues. There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

 Other

      Certain factors may cause results to differ materially from those anticipated by some of the statements made in this report. Such factors are difficult to predict and many are beyond the control of the Company, but may include changes in regional, national or international economic conditions, changes in competition from various sources including both financial services entities and retail businesses, the ability to integrate new stores, changes in governmental regulations, unforeseen litigation, changes in capital markets, changes in interest rates, changes in tax rates or policies, the ability to maintain a loan servicing relationship with an out-of-state bank necessary to generate service charges from short-term advances in the Texas market, future business decisions, changes in gold prices, changes in foreign currency exchange rates, and other risks and uncertainties indicated in the Company's 2004 Annual Report to Stockholders.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2004 Annual Report on Form 10-K. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2004.


 ITEM 4.   CONTROLS AND PROCEDURES

    (a) Evaluation of Disclosure Controls and Procedures

             Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Accordingly, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

    (b) Changes in Internal Control Over Financial Reporting

             There has been no significant change in the Company's internal control over financial reporting that was identified in connection with management's evaluation, as described above, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments in the litigation and arbitration previously reported in the Company's 2004 Annual Report to Stockholders filed on Form 10-K.


 ITEM 2.  CHANGES IN SECURITIES

      During the period from January 1, 2005 through April 28, 2005, the Company issued 36,250 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $544,000 (including income tax effect). During the period from January 1, 2005 through April 28, 2005, the Company issued 87,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $1,062,000 (including income tax effect).

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

      On July 15, 2004 the Board of Directors authorized the repurchase of up to 1,600,000 shares of common stock. During the period from January 1, 2005 through April 28, 2005, the Company repurchased 576,479 shares of common stock at an average price of $19.74 per share under the stock repurchase program approved by the Board of Directors.

      The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during 2005.

                                             Total Number         Maximum
                      Total      Average       of Shares         Number Of
                      Number       Price   Purchased as Part  Shares that May
                     Of Shares     Paid       of Publicly     Yet Be Purchased
                     Purchased   Per Share   Announced Plan    Under the Plan
                     ---------   ---------   --------------    --------------
 January 1 through
   January 31, 2005         -     $    -               -           977,285
 February 1 through
   February 28, 2005        -          -               -           977,285
 March 1 through
   March 31, 2005           -          -               -           977,285
 April 1 through
   April 28, 2005     576,479      19.74         576,479           400,806
                      -------                    -------
   Total              576,479     $19.74         576,479
                      =======                    =======


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


 ITEM 5.  OTHER INFORMATION

    None


 ITEM 6.  EXHIBITS

         Exhibits:

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by J. Alan Barron, Chief Executive Officer

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by J. Alan Barron, Chief Executive Officer and
                R. Douglas Orr, Chief Financial Officer



                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  April 28, 2005        FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)


                               /s/ J. ALAN BARRON
                               -----------------------
                               J. Alan Barron
                               Chief Executive Officer

                               /s/ R. DOUGLAS ORR
                               -----------------------
                               R. Douglas Orr
                               Chief Financial Officer
                               (Principal Accounting Officer)

                              INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------

   31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by J. Alan Barron, Chief Executive Officer

   31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by J. Alan Barron, Chief Executive Officer and R. Douglas Orr, Chief Financial Officer