Form 10-Q
period 2005-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2005-07-28
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended                 Commission File Number:
            June 30, 2005                            0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                     Delaware                      75-2237318
       (state or other jurisdiction    (IRS Employer Identification No.)
     of incorporation or organization)

      690 East Lamar Blvd., Suite 400
             Arlington, Texas                        76011
 (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947


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

      As of July 26, 2005 there were 15,556,561 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                             -------------------- -------------
                                               2005        2004        2004
                                              -------     -------     -------
                                                  (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents................   $ 19,092    $ 20,083    $ 26,232
 Service charges receivable...............      4,776       4,208       4,512
 Pawn receivables.........................     26,924      23,063      23,429
 Short-term advance receivables, net of
   allowance of $505, $464 and $552,
   respectively...........................     14,068      13,069      15,465
 Inventories..............................     18,451      16,471      17,644
 Prepaid expenses and other current assets      1,731       1,114       1,378
 Income taxes receivable..................        829       3,044         867
                                              -------     -------     -------
    Total current assets .................     85,871      81,052      89,527
 Property and equipment, net..............     21,367      16,104      17,376
 Goodwill.................................     53,237      53,237      53,237
 Other....................................        905         739         799
                                              -------     -------     -------
                                             $161,380    $151,132    $160,939
                                              =======     =======     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable.........................   $  1,346    $    832    $    856
 Accrued expenses.........................      6,969       6,692       8,686
                                              -------     -------     -------
    Total current liabilities ............      8,315       7,524       9,542
 Deferred income taxes payable............      7,509       6,555       7,351
                                              -------     -------     -------
                                               15,824      14,079      16,893
                                              -------     -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized ........          -           -           -
   Common stock; $.01 par value;
     90,000,000 shares authorized ........        167         161         166
   Additional paid-in capital ............     80,177      70,734      78,556
   Retained earnings .....................     88,732      66,158      77,440
   Common stock held in treasury .........    (23,520)          -     (12,116)
                                              -------     -------     -------
                                              145,556     137,053     144,046
                                              -------     -------     -------
                                             $161,380    $151,132    $160,939
                                              =======     =======     =======

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   -------------------     ------------------
                                    2005         2004       2005        2004
                                   -------     -------     -------    -------
                             (unaudited, in thousands, except per share amounts)
 Revenues:
   Merchandise sales..........    $ 22,544    $ 18,626    $ 46,781   $ 39,097
   Pawn service charges.......       9,569       8,044      18,523     16,178
   Short-term advance service
     charges..................      13,262      12,639      25,931     24,642
   Check cashing fees.........         691         723       1,517      1,633
   Other......................         262         286         575        618
                                   -------     -------     -------    -------
                                    46,328      40,318      93,327     82,168
                                   -------     -------     -------    -------
 Cost of revenues:
   Cost of goods sold.........      13,380      10,657      27,970     22,727
   Short-term advance loss
     provision................       3,018       3,017       4,599      4,406
   Check cashing returned
     items expense............          48          56         134        129
                                   -------     -------     -------    -------
                                    16,446      13,730      32,703     27,262
                                   -------     -------     -------    -------
 Gross profit.................      29,882      26,588      60,624     54,906
                                   -------     -------     -------    -------
 Expenses:
   Store operating expenses...      16,164      14,593      31,925     29,370
   Administrative expenses....       4,209       4,250       8,425      8,662
   Depreciation...............       1,370         988       2,662      1,909
   Interest expense ..........           -           -           -         43
   Interest income............         (87)        (18)       (171)       (32)
                                   -------     -------     -------    -------
                                    21,656      19,813      42,841     39,952
                                   -------     -------     -------    -------
 Income before income taxes...       8,226       6,775      17,783     14,954
 Provision for income taxes...       3,003       2,529       6,491      5,530
                                   -------     -------     -------    -------
 Net income...................    $  5,223    $  4,246    $ 11,292   $  9,424
                                   =======     =======     =======    =======
 Net income per share:
      Basic...................    $   0.33    $   0.26    $   0.71   $   0.60
                                   =======     =======     =======    =======
      Diluted.................    $   0.32    $   0.25    $   0.68   $   0.55
                                   =======     =======     =======    =======

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                       2005        2004
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
  Net income ....................................   $  11,292   $   9,424
  Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation  ...............................       2,662       1,909
    Short-term advance loss provision ...........       4,599       4,406
    Stock option and warrant income tax benefit..         666       5,821
  Changes in operating assets and liabilities:
    Service charges receivable ..................        (264)       (290)
    Inventories .................................        (315)       (285)
    Prepaid expenses and other assets ...........        (459)       (206)
    Accounts payable and accrued expenses .......      (1,227)     (3,362)
    Current and deferred income taxes  ..........         196        (831)
                                                     --------    --------
      Net cash flows from operating activities ..      17,150      16,586
                                                     --------    --------
 Cash flows from investing activities:
  Pawn receivables, net .........................      (3,987)     (3,624)
  Short-term advance receivables, net ...........      (3,202)     (3,716)
  Purchases of property and equipment ...........      (6,653)     (3,595)
                                                     --------    --------
      Net cash flows from investing activities ..     (13,842)    (10,935)
                                                     --------    --------
 Cash flows from financing activities:
  Proceeds from debt ............................           -       3,000
  Repayments of debt ............................           -      (9,000)
  Purchase of treasury stock ....................     (11,404)     (1,347)
  Proceeds from exercise of stock options
    and warrants ................................         956       5,932
                                                     --------    --------
      Net cash flows from financing activities ..     (10,448)     (1,415)
                                                     --------    --------

 Change in cash and cash equivalents.............      (7,140)      4,236
 Cash and cash equivalents at beginning
   of the period.................................      26,232      15,847
                                                     --------    --------
 Cash and cash equivalents at end of the period..   $  19,092   $  20,083
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ....................................   $       -   $      43
                                                     ========    ========
    Income taxes ................................   $   6,086   $     541
                                                     ========    ========

 Supplemental disclosure of non-cash investing activity:
  Non-cash transactions in connection with pawn
    receivables settled through forfeitures of
    collateral transferred to inventories .......   $  17,554   $  15,110
                                                     ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company"), and its wholly-owned subsidiaries. In addition, the accompanying consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership that owns financial services kiosks inside convenience stores, in which the Company has a 50% ownership interest. All significant intercompany accounts and transactions have been eliminated.

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2004 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2005, and for the three and six-month periods ended June 30, 2005 and 2004, are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

      Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2005 presentation.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 3.4% at June 30, 2005) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At June 30, 2005, the Company had no amounts outstanding under the facility and $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2005, and July 26, 2005. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three Months Ended  Six Months Ended
                                               June 30,          June 30,
                                          ------------------  ----------------
                                             2005     2004     2005     2004
                                            ------   ------   ------   ------
 Numerator:
      Net income for calculating basic
        and diluted earnings per share     $ 5,223  $ 4,246  $11,292  $ 9,424
                                            ======   ======   ======   ======
 Denominator:
      Weighted-average common shares
        for calculating basic earnings
        per share                           15,679   16,033   15,871   15,732
      Effect of dilutive securities:
        Stock options and warrants             738    1,261      844    1,454
                                            ------   ------   ------   ------
      Weighted-average common
        shares for calculating diluted
        earnings per share                  16,417   17,294   16,715   17,186
                                            ======   ======   ======   ======

 Basic earnings per share                  $  0.33  $  0.26  $  0.71  $  0.60
                                            ======   ======   ======   ======
 Diluted earnings per share                $  0.32  $  0.25  $  0.68  $  0.55
                                            ======   ======   ======   ======


 Note 4 - Employee Stock Incentive Plans

      The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no stock-based employee compensation cost is reflected in net income as all options and warrants granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                          Three Months Ended  Six Months Ended
                                               June 30,          June 30,
                                          ------------------  ----------------
                                             2005     2004     2005     2004
                                            ------   ------   ------   ------
   Net income, as reported                 $ 5,223  $ 4,246  $11,292  $ 9,424
   Less:  Stock-based employee
     compensation determined under the
     fair value requirements of SFAS
     123, net of income tax benefits            46       55    7,438    2,411
                                            ------   ------   ------   ------
   Adjusted net income                     $ 5,177  $ 4,191  $ 3,854  $ 7,013
                                            ======   ======   ======   ======
   Earnings per share:
      Basic, as reported                   $  0.33  $  0.26  $  0.71  $  0.60
      Basic, adjusted                      $  0.33  $  0.26  $  0.24  $  0.45

      Diluted, as reported                 $  0.32  $  0.25  $  0.68  $  0.55
      Diluted, adjusted                    $  0.32  $  0.24  $  0.23  $  0.41


    The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                      Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                      ------------------   ----------------
                                        2005      2004      2005      2004
                                       ------    ------    ------    ------
         Dividend yield                     -         -         -         -
         Volatility                      45.0%     52.7%     45.0%     52.7%
         Risk-free interest rate          3.5%      3.5%      3.5%      3.5%
         Expected life                5.0 years 5.5 years 5.0 years 5.5 years


      In December 2004, the FASB issued Statement No. 123(R), Share Based Payments ("FAS 123(R)"). This statement, which will be effective for the Company beginning in 2006, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. In January 2005, the Company issued options to purchase 2,076,000 shares of common stock to certain employees and directors under its existing stock option plans. These options were issued in seven equal layers to each recipient with exercise prices for the layers set at $25.00, $30.00, $35.00, $40.00, $45.00, $50.00 and $55.00. The options were fully-vested as of the date of grant, and accordingly, the Company will not record share-based compensation expense related to these options when FAS 123(R) is adopted.

      During the period from January 1, 2005, through June 30, 2005, the Company issued 125,000 shares of common stock relating to the exercise of outstanding stock options and warrants for an aggregate exercise price of $1,623,000, including income tax benefit.



 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company"), is a leading provider of specialty consumer finance products. As of July 26, 2005, the Company had 309 locations in eleven U.S. states and six states in Mexico. The Company's pawn stores engage in both consumer finance and retail sales activities and are a convenient source for small consumer advances ("pawns") secured by pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Many of the Company's U.S. pawn stores also offer payday advances or related credit services.

      The Company also operates stand-alone payday advance stores in seven U.S. states. These stores provide a broad range of consumer financial services products, including short-term or payday advances, payday advance-related credit services, check cashing, money orders, money transfers and prepaid card products. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership. Cash & Go, Ltd. owns and operates kiosks located inside convenience stores and offers payday advance-related credit services and check cashing.

      Effective July 1, 2005, First Cash began marketing a fee-based credit services package in its Texas locations, which includes access to a short-term loan funded by an independent consumer finance lender operating under existing Texas laws. The Company's credit services product is authorized under existing provisions of the Texas Finance Code. Under these provisions, First Cash Credit, Ltd. ("FCC"), a wholly owned subsidiary of the Company, has registered as a "Credit Services Organization" in order to provide, for a fee, credit services to help consumers in obtaining credit and improving their credit rating. As part of these services, FCC assists customers in applying for loans from an independent, Texas-based consumer lending company. First Cash's Texas-based subsidiaries continue to offer pawn loans and bank-funded payday advances, as well as the new credit services product.


 OPERATIONS AND LOCATIONS

      The following table details store counts for the three and six-month periods ended June 30, 2005:

                                 Three Months Ended        Six Months Ended
                                    June 30, 2005           June 30, 2005
                               ----------------------  ----------------------
                                       Payday                  Payday
                                Pawn   Advance  Total   Pawn   Advance  Total
                               Stores  Stores  Stores  Stores  Stores  Stores
                               ------  ------  ------  ------  ------  ------
  Beginning of period count      205      92     297     197      87     284

  New stores opened                9       1      10      19       6      25

  Stores closed or consolidated    -       -       -      (2)      -      (2)
                               ------  ------  ------  ------  ------  ------
  End of period count            214      93     307     214      93     307
                               ======  ======  ======  ======  ======  ======

      At June 30, 2005, a total of 69 pawn stores also offered the payday advance product in addition to pawn loans and retail sales. For the six-month period ended June 30, 2005, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 40 kiosks located inside convenience stores in the state of Texas, which are not included in the above chart. No kiosks were opened or closed during the six months ended June 30, 2005.

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

      Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the periods reported, the Company has not had store expansions that involved a significant change in the size of retail showrooms, and accordingly, no expanded stores have been excluded from the same-store calculations. Revenues of the Cash & Go, Ltd. joint venture kiosks are not included in same-store revenue calculations. Sales of scrap jewelry are included in same-store revenue calculations.


 CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2004 Annual Report on Form 10-K.

      In December 2004, the FASB issued Statement No. 123(R), Share Based Payments ("FAS 123(R)"). This statement, which will be effective for the Company beginning in 2006, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. In January 2005, the Company issued options to purchase 2,076,000 shares of common stock to certain employees and directors under its existing stock option plans. These options were issued in seven equal layers to each recipient with exercise prices for the layers set at $25.00, $30.00, $35.00, $40.00, $45.00, $50.00 and $55.00. The options were fully-vested as of the date of grant, and accordingly, the Company will not record share-based compensation expense related to these options when FAS 123(R) is adopted. The Company designed the terms and conditions of this option grant in a manner so as to provide meaningful long-term performance-based incentives for the management team and to reduce future share based compensation expense under FAS 123(R). In June 2005, 858,000 of the options issued in January 2005 and still outstanding were canceled. These options had exercise prices ranging from $45.00 to $55.00. The Company anticipates that it will record share-based compensation expense, net of income taxes, in 2006 of approximately $300,000 related to the vesting of other previously issued options.


 RESULTS OF OPERATIONS

 Three months ended June 30, 2005, compared to the three months ended June 30, 2004

      The following chart (amounts shown in thousands) details the components of revenues for the three months ended June 30, 2005 ("the Second Quarter of 2005"), as compared to the three months ended June 30, 2004 ("the Second Quarter of 2004").

                                             Three Months Ended June 30,
                                             ---------------------------
                                           2005     2004   Increase/Decrease
                                          ------   ------  -----------------
   Domestic revenues:
     Merchandise sales                   $13,183  $12,522   $  661      5%
     Scrap jewelry sales                   1,335    1,475     (140)    (9%)
     Pawn service charges                  5,995    5,532      463      8%
     Short-term advance service charges   13,262   12,639      623      5%
     Check cashing fees                      691      723      (32)    (4%)
     Other                                   262      286      (24)    (8%)
                                          ------   ------    -----    ----
                                          34,728   33,177    1,551      5%
                                          ------   ------    -----    ----
   Foreign revenues:
     Merchandise sales                     5,394    3,121    2,273     73%
     Scrap jewelry sales                   2,632    1,508    1,124     75%
     Pawn service charges                  3,574    2,512    1,062     42%
                                          ------   ------    -----    ----
                                          11,600    7,141    4,459     62%
                                          ------   ------    -----    ----
   Total revenues:
     Merchandise sales                    18,577   15,643    2,934     19%
     Scrap jewelry sales                   3,967    2,983      984     33%
     Pawn service charges                  9,569    8,044    1,525     19%
     Short-term advance service charges   13,262   12,639      623      5%
     Check cashing fees                      691      723      (32)    (4%)
     Other                                   262      286      (24)    (8%)
                                          ------   ------    -----    ----
                                         $46,328  $40,318   $6,010     15%
                                          ======   ======    =====    ====

      Same-store revenues (stores that were in operation during all of the Second Quarter of both 2004 and 2005, excluding revenues of the Cash & Go, Ltd. joint venture kiosks) increased 9% or $3,378,000 for the Second Quarter of 2005 as compared to the same quarter last year. Revenues generated by the 63 new pawn and payday advance stores that have opened since April 1, 2004 increased by $3,272,000, compared to the same quarter last year.

      The following chart (amounts shown in thousands) details the pawn and short-term advance receivable balances as of June 30, 2005, as compared to June 30, 2004.

                                                 Balance at June 30,
                                                 -------------------
                                           2005     2004   Increase/Decrease
                                          ------   ------  -----------------
  Domestic receivables:
     Pawn receivables                    $17,852  $16,420  $ 1,432      9%
     Short-term advance receivables       14,068   13,069      999      8%
                                          ------   ------    -----    ----
                                          31,920   29,489    2,431      8%
                                          ------   ------    -----    ----
  Foreign receivables:
     Pawn receivables                      9,072    6,643    2,429     37%
                                          ------   ------    -----    ----
                                           9,072    6,643    2,429     37%
                                          ------   ------    -----    ----
  Total receivables:
     Pawn receivables                     26,924   23,063    3,861     17%
     Short-term advance receivables       14,068   13,069      999      8%
                                          ------   ------    -----    ----
                                         $40,992  $36,132   $4,860     13%
                                          ======   ======    =====    ====

      Of the $3,861,000 total increase in pawn receivables, $1,804,000 was attributable to the growth at the stores that were in operation as of June 30, 2005 and 2004, and $2,057,000 was attributable to the new stores opened since June 30, 2004. Of the $999,000 increase in short-term advance receivables, $658,000 was attributable to the growth in short-term advance receivables balances at the stores that were in operation as of June 30, 2005 and 2004, and $577,000 was attributable to the new stores opened since June 30, 2004, less a decrease in short-term advance receivables of $236,000 at the Cash & Go, Ltd. joint venture kiosks. The Company's loss provision reserve on short-term advance receivables increased from $464,000 at June 30, 2004, to $505,000 at June 30, 2005.

      Gross profit margins on total merchandise sales were 41% during the Second Quarter of 2005 compared to 43% during the Second Quarter of 2004. Retail merchandise margins, which exclude scrap jewelry sales, were 45% during the Second Quarter of 2005 compared to 46% during the Second Quarter of 2004. The Company's loss provision relating to short-term advances decreased from 23.9% of short-term advance service charge revenues to 22.8% during the Second Quarter of 2005. During the Second Quarter of 2005, the Company initiated a program to sell selected payday advance receivables which have been previously written off. The Company realized approximately $445,000 from such sales and this amount was recorded as a reduction to the short-term advance loss provision.

      Store operating expenses increased 11% to $16,164,000 during the Second Quarter of 2005 compared to $14,593,000 during the Second Quarter of 2004, primarily as a result of the net addition of 60 pawn and check cashing/short-term advance stores since April 1, 2004, which is a 24% increase in store count. Administrative expenses decreased 1% to $4,209,000 during the Second Quarter of 2005 compared to $4,250,000 during the Second Quarter of 2004, which is attributable to net reductions in total administrative and supervisory compensation expense, net decreases in certain Mexico administrative expenses and other seasonal and/or non-recurring factors affecting comparability to the prior year. Full year administrative expenses for 2005 are expected to increase in comparison to 2004. The Company had no interest expense during the Second Quarter of 2005 as a result of paying off all outstanding debt during Fiscal 2004. Interest income increased from $18,000 in the Second Quarter of 2004 to $87,000 in the Second Quarter of 2005, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For the Second Quarter of 2004 and 2005, the Company's effective federal income tax rate of 37% differed from the statutory tax rate of approximately 35% primarily as a result of state and foreign income taxes.

 Six months ended June 30, 2005, compared to the six months ended June 30,
 2004

      The following chart (amounts shown in thousands) details the components of revenues for the six months ended June 30, 2005 ("the Six-Month 2005 Period"), as compared to the six months ended June 30, 2004 ("the Six-Month 2004 Period").

                                              Six Months Ended June 30,
                                              -------------------------
                                           2005     2004   Increase/Decrease
                                          ------   ------  -----------------
  Domestic revenues:
     Merchandise sales                   $27,742  $26,949   $  793      3%
     Scrap jewelry sales                   3,192    3,296     (104)    (3%)
     Pawn service charges                 12,048   11,602      446      4%
     Short-term advance service charges   25,931   24,642    1,289      5%
     Check cashing fees                    1,517    1,633     (116)    (7%)
     Other                                   575      618      (43)    (7%)
                                          ------   ------    -----    ----
                                          71,005   68,740    2,265      3%
                                          ------   ------    -----    ----
  Foreign revenues:
     Merchandise sales                     9,803    5,726    4,077     71%
     Scrap jewelry sales                   6,044    3,126    2,918     93%
     Pawn service charges                  6,475    4,576    1,899     41%
                                          ------   ------    -----    ----
                                          22,322   13,428    8,894     66%
                                          ------   ------    -----    ----
  Total revenues:
     Merchandise sales                    37,545   32,675    4,870     15%
     Scrap jewelry sales                   9,236    6,422    2,814     44%
     Pawn service charges                 18,523   16,178    2,345     14%
     Short-term advance service charges   25,931   24,642    1,289      5%
     Check cashing fees                    1,517    1,633     (116)    (7%)
     Other                                   575      618      (43)    (7%)
                                          ------   ------   ------    ----
                                         $93,327  $82,168  $11,159     14%
                                          ======   ======   ======    ====

      Same-store revenues (stores that were in operation during all of the first half of 2004 and 2005, excluding revenues of the Cash & Go, Ltd. joint venture kiosks) increased 7% or $5,244,000 for the Six-Month 2005 Period as compared to the same period last year. Revenues generated by the 77 new pawn and payday advance stores that have opened since January 1, 2004 increased by $7,100,000, compared to the same period last year.

      Gross profit margins on total merchandise sales were 40% during the Six-Month 2005 Period compared to 42% during the Six-Month 2004 Period. Retail merchandise margins, which exclude scrap jewelry sales, were 44% during the Six-Month 2005 Period compared to 45% during the Six-Month 2004 Period. The Company's loss provision relating to short-term advances decreased from 17.9% of short-term advance service charge revenues during the Six-Month 2004 Period to 17.7% during the Six-Month 2005 Period. During the Six-Month 2005 Period, the Company initiated a program to sell selected payday advance receivables which have been previously written off. The Company realized approximately $445,000 from such sales and this amount was recorded as a reduction to the short-term advance loss provision.

      Store operating expenses increased 9%  to  $31,925,000 during the  Six-
 Month 2005 Period compared to $29,370,000 during the Six-Month 2004 Period, primarily as a result of the net addition of 72 pawn and check cashing/short-term advance stores since January 1, 2004, which is a 31% increase in store count. Administrative expenses decreased 3% to $8,425,000 during the Six-Month 2005 Period compared to $8,662,000 during the Six-Month 2004 Period, which is attributable to net reductions in total administrative and supervisory compensation expense, net decreases in certain Mexico administrative expenses and other seasonal and/or non-recurring factors affecting comparability to the prior year. Full year administrative expenses for 2005 are expected to increase in comparison to 2004. The Company had no interest expense during the Six-Month 2005 Period as a result of paying off all outstanding debt during Fiscal 2004. Interest expense for the Six-Month 2004 Period was $43,000. Interest income increased from $32,000 in the Six-Month 2004 Period to $171,000 in the Six-Month 2005 Period, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For the Second Quarter of 2004 and 2005, the Company's effective federal income tax rate of 37% differed from the statutory tax rate of approximately 35% primarily as a result of state and foreign income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and store openings have been financed with funds generated primarily from operations.

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 3.4% at June 30, 2005) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At June 30, 2005, the Company had no amounts outstanding under the facility and $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2005, and July 26, 2005. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      As of June 30, 2005, the Company's primary sources of liquidity were $19,092,000 in cash and cash equivalents, $45,768,000 in receivables, $18,451,000 in inventories and $25,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $77,556,000 as of June 30, 2005, and total equity exceeded total liabilities by a ratio of 9 to 1.

      The Company utilized positive cash flows from operations in the Six-Month 2005 Period to fund investing and financing activities primarily related to the purchase of treasury stock and to opening new stores. Net cash provided by operating activities of the Company during the six months ended June 30, 2005, was $17,150,000, consisting primarily of net income of $11,292,000 plus non-cash adjustments for depreciation, the short-term advance loss provision, the tax benefit from the exercise of employee stock options, and a change in tax balances of $2,662,000, $4,599,000, $666,000, and $196,000, respectively, in addition to a decrease in accounts payable and accrued expenses of $1,227,000, net of an increase in service charge receivables, inventory, and prepaid assets of $264,000, $315,000, and
 $459,000, respectively. Net cash used by investing activities during the six months ended June 30, 2005, was $13,842,000, which was primarily comprised of net cash outflows from pawn receivables activity of $3,987,000, net cash outflows from short-term advance receivables activity of $3,202,000, and cash paid for fixed asset additions of $6,653,000. The opening of 25 new stores and the purchases of corporate fixed assets during the Six-Month 2005 Period contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $10,448,000 during the six months ended June 30, 2005, which consisted of purchases of treasury stock in the amount of $11,404,000, net of proceeds from exercises of stock options and warrants of $956,000.

      For purposes of its internal liquidity assessments, the Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows. For the Six-Month 2005 Period the total cash flows from operations were $17,150,000, while net cash outflows related to pawn receivables activity and short-term advance receivables activity were $3,987,000 and $3,202,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $9,961,000 for the Six-Month 2005 Period. For the comparable Six-Month 2004 Period, cash flows from operations were $16,586,000, and net cash outflows related to pawn receivables and short-term advance receivables were $3,624,000 and $3,716,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $9,246,000 for the Six-Month 2004 Period.

      The profitability and liquidity of the Company is affected by the amount of pawn receivables outstanding, which is controlled in part by the Company's pawn lending decisions. The Company is able to influence the frequency of pawn redemptions by increasing or decreasing the amount advanced in relation to the resale value of the pawned property. Tighter credit decisions generally result in smaller pawn advances in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate pawn receivables balance and, consequently, decrease pawn service charges. Additionally, small advances in relation to the pledged property's estimated resale value tend to increase pawn redemptions and improve the Company's liquidity. Conversely, providing larger pawns in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average pawn balances can result in an increase in pawn forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawns by repaying all accrued interest on such pawns, effectively creating a new pawn transaction.

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


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Information

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this quarterly report include, without limitation, the Company's earnings per share forecast for 2005, its expectations for new store openings in 2005, and its expectations for transaction and revenue volumes from its credit services and lending products in Texas. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company. Recently revised federal regulations and proposed state-level legislation affecting the payday advance industry, which are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, could negatively affect the Company's financial results and growth expectations in certain markets; however, the impact of the revised regulations and legislation cannot be fully estimated at the current time. Other such factors may include changes in regional, national or international economic conditions, changes or increases in competition, the ability to open and integrate new stores, the ability to maintain favorable banking relationships as it relates to short-term lending products, the ability to integrate and operate profitably the credit service product in Texas, changes in legislative and governmental regulations, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties.

 Payday Advance Regulatory Developments

      The Company's short-term or payday advance operations are generally regulated directly by the various states in which the product is offered. In the State of Texas, the Company has an agreement with County Bank of
 Rehoboth Beach, Delaware ("County Bank"), a federally insured State of Delaware chartered financial institution, to act as a loan servicer within the state for County Bank. The Company is licensed as a regulated servicing agent by the State of Texas. The Federal Deposit Insurance Corporation
 ("FDIC") regulates the ability of state chartered banks to enter into relationships with out-of-state payday loan servicers, and maintains guidelines under which such arrangements are permitted. Texas is the only state in which the Company functions as a loan servicer through a relationship with a state chartered bank that is subject to the FDIC guidelines for payday lending.

      On March 2, 2005, the FDIC issued revised payday lending guidelines for FDIC-supervised banks. The revised guidelines, which generally became effective July 1, 2005, include a requirement that such banks cannot provide a payday loan to a customer with payday loans outstanding from any bank for more than three months in the previous twelve months. The Company expects that implementation of the revised guidelines will have a negative effect on some portion of its bank funded payday lending revenues in its Texas locations. Customers who are rejected for a payday advance by County Bank due to the new FDIC guidelines or any other reason will be allowed to apply for the Company's new credit services product. The Company expects revenue from its credit services product to offset or exceed the expected decrease in Texas-based payday advance revenues as a result of the new FDIC guidelines. The Company's payday advance revenues from Texas locations totaled $30,554,000 in Fiscal 2004 and represented approximately 17% of the Company's total revenues for 2004. For the six month period ended June 30, 2005, payday revenues from Texas locations totaled $14,295,000 and represented approximately 15% of the Company's total revenues.

      In addition to federal legislative and regulatory oversight, the consumer finance industry is also subject to legislative initiatives and regulatory actions at the state level. If state-level legislative or regulatory actions that had negative effects on the consumer finance industry were taken in states where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending activities and revenues. There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.


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


 ITEM 4.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

           The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our second fiscal quarter of 2005. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

      (b) Changes in Internal Control Over Financial Reporting

           There has been no significant change in the Company's internal control over financial reporting that was identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments in the litigation and arbitration previously reported in the Company's 2004 Annual Report to Stockholders filed on Form 10-K.


 ITEM 2.  CHANGES IN SECURITIES

      During the period from January 1, 2005, through June 30, 2005, the Company issued 38,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $561,000
 (including income tax effect). During the period from January 1, 2005, through June 30, 2005, the Company issued 87,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $1,062,000 (including income tax effect).

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

      In January 2005, the Company issued options to purchase 2,076,000 shares of common stock to certain employees and directors under its existing stock option plans. These options were issued in seven equal layers to each recipient with exercise prices for the layers set at $25.00, $30.00, $35.00, $40.00, $45.00, $50.00 and $55.00. In June 2005, 858,000 of the options issued in January 2005 and still outstanding were canceled. These options had exercise prices ranging from $45.00 to $55.00.

      On July 15, 2004, the Board of Directors authorized the repurchase of up to 1,600,000 shares of common stock. During the period from January 1, 2005, through July 26, 2005, the Company repurchased 576,000 shares of common stock at an average price of $19.74 per share under the stock repurchase program approved by the Board of Directors.

      The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during 2005.

                       Total     Average    Total Number of     Maximum Number
                      Number     Price   Shares Purchased as  Of Shares that May
                     Of Shares  Paid Per    Part of Publicly    Yet Be Purchased
                     Purchased   Share      Announced Plan      Under the Plan
                     ---------   -----      --------------      --------------
 January 1 through
   January 31, 2005        -    $    -                -              977,285
 February 1 through
   February 28, 2005       -         -                -              977,285
 March 1 through
   March 31, 2005          -         -                -              977,285
 April 1 through
   April 30, 2005    576,479     19.74          576,479              400,806
 May 1 through
   May 31, 2005            -         -                -              400,806
 June 1 through
   June 30, 2005           -         -                -              400,806
 July 1 through
   July 26, 2005           -         -                -              400,806
                     -------                    -------
     Total           576,479    $19.74          576,479
                     =======                    =======


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 26, 2005, the Company held the annual meeting of its stockholders. Of the 16,716,355 issued and outstanding common shares entitled to vote at the meeting, 15,025,581 of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following two proposals:

   1. The stockholders ratified the election of Phillip Powell, director:

                      FOR       %     WITHHELD    %
                   14,455,754 96.2     569,827   3.8

   2. The stockholders ratified the selection of Hein & Associates LLP as independent auditors of the Company for the year ended December 31, 2005:

              FOR        %      AGAINST     %      ABSTAIN     %
           14,910,428  92.6     71,717     0.4      43,436    0.3


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


 Dated:  July 26, 2005         FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)

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