Form 10-Q
period 2005-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2005-10-31
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended                 Commission File Number:
         September 30, 2005                          0-19133


                     FIRST CASH FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                   Delaware                       75-2237318
       (state or other jurisdiction    (IRS Employer Identification No.)
     of incorporation or organization)

      690 East Lamar Blvd., Suite 400
             Arlington, Texas                        76011
 (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (817) 460-3947


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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ___ No X

      As of October 26, 2005 there were 15,617,811 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,      December 31,
                                             --------------------  ------------
                                               2005        2004        2004
                                              -------     -------     -------
                                                  (unaudited)
                                             (in thousands, except share data)
                     ASSETS
 Cash and cash equivalents................   $ 29,657    $ 12,288    $ 26,232
 Service fees receivable..................      4,227       4,527       4,512
 Pawn receivables.........................     29,152      24,859      23,429
 Short-term advance receivables, net of
   allowance of $246, $499 and $552,
   respectively...........................      6,598      14,014      15,465
 Inventories..............................     21,461      18,074      17,644
 Prepaid expenses and other current assets      1,812       1,303       1,378
 Income taxes receivable..................        789         598         867
                                              -------     -------     -------
   Total current assets ..................     93,696      75,663      89,527
 Property and equipment, net..............     22,396      16,767      17,376
 Goodwill.................................     53,237      53,237      53,237
 Other....................................        938         772         799
                                              -------     -------     -------
                                             $170,267    $146,439    $160,939
                                              =======     =======     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable.........................   $    945    $    604    $    856
 Accrued expenses.........................      9,242       6,776       8,686
                                              -------     -------     -------
   Total current liabilities .............     10,187       7,380       9,542
 Revolving credit facility................          -       2,000           -
 Deferred income taxes payable............      7,165       6,855       7,351
                                              -------     -------     -------
                                               17,352      16,235      16,893
                                              -------     -------     -------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized ........          -           -           -
   Common stock; $.01 par value;
     90,000,000 shares authorized ........        168         161         166
   Additional paid-in capital ............     81,165      70,811      78,556
   Retained earnings .....................     95,102      71,348      77,440
   Common stock held in treasury .........    (23,520)    (12,116)    (12,116)
                                              -------     -------     -------
                                              152,915     130,204     144,046
                                              -------     -------     -------
                                             $170,267    $146,439    $160,939
                                              =======     =======     =======

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                 ---------------------   --------------------
                                    2005        2004        2005       2004
                                   -------     -------     -------    -------
                             (unaudited, in thousands, except per share amounts)
 Revenues:
   Merchandise sales              $ 25,441    $ 22,006    $ 72,222   $ 61,103
   Pawn service fees ...........    10,732       8,998      29,255     25,176
   Short-term advance and
     credit services fees.......    17,200      14,545      43,131     39,187
   Check cashing fees ..........       671         683       2,188      2,316
   Other .......................       263         312         838        930
                                   -------     -------     -------    -------
                                    54,307      46,544     147,634    128,712
                                   -------     -------     -------    -------
 Cost of revenues:
   Cost of goods sold...........    15,635      13,603      43,605     36,330
   Short-term advance and credit
     services loss provision....     4,257       4,007       8,856      8,413
   Check cashing returned
     items expense..............        72          50         206        179
                                   -------     -------     -------    -------
                                    19,964      17,660      52,667     44,922
                                   -------     -------     -------    -------
 Gross profit...................    34,343      28,884      94,967     83,790
                                   -------     -------     -------    -------
 Expenses:
   Store operating expenses.....    17,574      15,353      49,499     44,723
   Administrative expenses......     5,251       4,208      13,676     12,870
   Depreciation.................     1,533       1,073       4,195      2,982
   Interest expense ............         -          17           -         60
   Interest income..............       (46)        (10)       (217)       (42)
                                   -------     -------     -------    -------
                                    24,312      20,641      67,153     60,593
                                   -------     -------     -------    -------
 Income before income taxes.....    10,031       8,243      27,814     23,197
 Provision for income taxes.....     3,661       3,053      10,152      8,583
                                   -------     -------     -------    -------
 Net income.....................  $  6,370    $  5,190    $ 17,662   $ 14,614
                                   =======     =======     =======    =======
 Net income per share:
      Basic.....................  $   0.41    $   0.33     $  1.12   $   0.93
                                   =======     =======     =======    =======
      Diluted...................  $   0.39    $   0.31     $  1.06   $   0.86
                                   =======     =======     =======    =======

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                     --------------------
                                                       2005        2004
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
  Net income ...................................    $  17,662   $  14,614
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation  ..............................        4,195       2,982
    Short-term advance loss provision ..........        6,462       8,413
    Stock option and warrant income tax benefit         1,147       5,859
  Changes in operating assets and liabilities:
    Service fees receivable ....................          285        (609)
    Inventories ................................       (1,412)       (895)
    Prepaid expenses and other assets ..........         (573)       (428)
    Accounts payable and accrued expenses ......          645      (3,506)
    Current and deferred income taxes  .........         (108)      1,915
                                                     --------    --------
      Net cash flows from operating activities .       28,303      28,345
                                                     --------    --------
 Cash flows from investing activities:
  Pawn receivables, net ........................       (8,128)     (6,413)
  Short-term advance receivables, net ..........        2,405      (8,668)
  Purchases of property and equipment ..........       (9,215)     (5,331)
                                                     --------    --------
      Net cash flows from investing activities .      (14,938)    (20,412)
                                                     --------    --------
 Cash flows from financing activities:
  Proceeds from debt ...........................            -      10,000
  Repayments of debt ...........................            -     (14,000)
  Purchases of treasury stock ..................      (11,404)    (13,463)
  Proceeds from exercise of stock options
    and warrants................................        1,464       5,971
                                                     --------    --------
      Net cash flows from financing activities .       (9,940)    (11,492)
                                                     --------    --------

 Change in cash and cash equivalents............        3,425      (3,559)
 Cash and cash equivalents at beginning
   of the period................................       26,232      15,847
                                                     --------    --------
 Cash and cash equivalents at end of the period.    $  29,657   $  12,288
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................    $       -   $      68
                                                     ========    ========
    Income taxes ...............................    $   9,513   $     808
                                                     ========    ========

 Supplemental disclosure of non-cash investing activity:
  Non-cash transactions in connection with pawn
    receivables settled through forfeitures of
    collateral transferred to inventories           $  29,876   $  24,842
                                                     ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

 Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company"), and its wholly-owned subsidiaries. In addition, the accompanying consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership that operates financial services kiosks inside convenience stores, in which the Company has a 50% ownership interest. All significant intercompany accounts and transactions have been eliminated.

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2004 Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2005, and for the three and nine-month periods ended September 30, 2005 and 2004, are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

      Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2005 presentation.


 Note 2 - Revolving Credit Facility

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 3.9% at September 30,
 2005) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At September 30, 2005, the Company had no amounts outstanding under the facility and $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2005, and October 26, 2005. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 3 - Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three Months Ended   Nine Months Ended
                                             September 30,     September 30,
                                         ------------------- -------------------
                                             2005     2004     2005     2004
                                            ------   ------   ------   ------
 Numerator:
      Net income for calculating basic
       and diluted earnings per share      $ 6,370  $ 5,190  $17,662  $14,614
                                            ======   ======   ======   ======
 Denominator:
      Weighted-average common shares
        for calculating basic earnings
        per share                           15,571   15,750   15,771   15,738
      Effect of dilutive securities:
      Stock options and warrants               862    1,080      850    1,330
                                            ------   ------   ------   ------
      Weighted-average common
       shares for calculating diluted
       earnings per share                   16,433   16,830   16,621   17,068
                                            ======   ======   ======   ======
   Basic earnings per share                $  0.41  $  0.33  $  1.12  $  0.93
                                            ======   ======   ======   ======
   Diluted earnings per share              $  0.39  $  0.31  $  1.06  $  0.86
                                            ======   ======   ======   ======


 Note 4 - Employee Stock Incentive Plans

      The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no stock-based employee compensation cost is reflected in net income as all options and warrants granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                         Three Months Ended   Nine Months Ended
                                             September 30,     September 30,
                                         ------------------- -------------------
                                             2005     2004     2005     2004
                                            ------   ------   ------   ------
   Net income, as reported                 $ 6,370  $ 5,190  $17,662  $14,614

   Less:  Stock-based employee
     compensation determined under the
     fair value requirements of SFAS 123,
     net of income tax benefits                 46       55    7,485    2,466
                                            ------   ------   ------   ------
   Adjusted net income                     $ 6,324  $ 5,135  $10,177  $12,148
                                            ======   ======   ======   ======
   Earnings per share:
       Basic, as reported                  $  0.41  $  0.33  $  1.12  $  0.93
       Basic, adjusted                     $  0.41  $  0.33  $  0.65  $  0.77

       Diluted, as reported                $  0.39  $  0.31  $  1.06  $  0.86
       Diluted, adjusted                   $  0.38  $  0.31  $  0.61  $  0.71


    The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                    -------------------  -------------------
                                      2005       2004       2005       2004
                                     ------     ------     ------     ------
       Dividend yield                   -          -          -          -
       Volatility                    45.0%      52.7%      45.0%      52.7%
       Risk-free interest rate        3.5%       3.5%       3.5%       3.5%
       Expected life                5.0 years  5.5 years  5.0 years  5.5 years

      In December 2004, the FASB issued Statement No. 123(R), Share Based Payments ("FAS 123(R)"). This pronouncement, which will be effective for the Company beginning in 2006, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. In January 2005, the Company issued options to purchase 2,076,000 shares of common stock to certain employees and directors under its existing stock option plans. These options were issued in seven equal layers to each recipient with exercise prices for the layers set at $25.00, $30.00, $35.00, $40.00, $45.00, $50.00 and $55.00. The options were fully-vested as of the date of grant, and accordingly, the Company will not record share-based compensation expense related to these options when FAS 123(R) is adopted.

      During the period from January 1, 2005, through September 30, 2005, the Company issued 203,000 shares of common stock relating to the exercise of outstanding stock options and warrants for an aggregate exercise price of $2,612,000, including income tax benefit.


 Note 5 - Credit Services Operations

      Effective July 1, 2005, First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, began offering a fee-based credit services program ("CSO program") to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $100 to $1,000, have terms of 7 to 31 days and bear interest at a rate of less than 10% on an annualized basis. At September 30, 2005, the credit services customers of FCC had total loans outstanding with the Independent Lender of $10.0 million.

      In accordance with the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, lncluding Indirect Guarantees of Indebtedness of Others, the letters of credit issued by FCC to the Independent Lender as part of the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that a FCC credit services customer enters into a loan agreement with the Independent Lender. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2005 was $11.1 million. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The estimated carrying amount of the liability under the letters of credit, net of anticipated recoveries from customers, is $425,000, which is included as a component of the Company's accrued expenses on its consolidated balance sheets. This estimate is based upon the Company's historical credit losses for the payday advance product, which the Company considers to be a similar credit risk. In addition, the Company records a liability for collected, but unearned, credit services fees received from its customers. Such fees, which include a premium for providing the letter of credit to the Independent Lender, are recognized over the life of the loan made by the Independent Lender.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      First Cash Financial Services, Inc. (the "Company"), is a leading provider of specialty consumer finance products. The Company's primary business is the operation of pawn stores, which engage in both consumer finance and retail sales activities. The pawn stores offer small consumer loans ("pawns"), which are secured by pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously-owned merchandise acquired through pawn collateral forfeitures and over-the-counter purchases from customers.

      The Company provides short-term advances, also known as payday advances, in its stand-alone payday advance stores and in many of its pawn stores. In addition, the Company began offering in July 2005 a fee-based credit services program to assist consumers in its Texas markets in obtaining credit, which includes access to a short-term loan funded by an independent, non-bank, consumer finance lender. This product has substantially replaced the Company's bank-funded payday advance product in Texas, and effective October 1, 2005, the Company ceased writing new bank-funded payday advances in Texas. The Company's payday advance stores also provide other financial services products including check cashing, money orders, money transfers and prepaid card products in selected markets. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which owns and operates kiosks located inside convenience stores that offer the credit services program and check cashing.


 OPERATIONS AND LOCATIONS

      As of September 30, 2005, the Company had 313 locations in eleven U.S. states and six states in Mexico. Included in this total, the Company has 219 pawn shops of which 96 are located in the U.S. and 123 are located in Mexico. In addition, the Company has 94 payday advance stores, all of which are located in the U.S. Approximately 69 of the U.S. pawn stores also offer the payday advance product or the credit services product in addition to pawn loans and retail sales. The following table details store counts for the three and nine-month periods ended September 30, 2005:

                                 Three Months Ended      Nine Months Ended
                                 September 30, 2005      September 30, 2005
                               ----------------------  ----------------------
                                       Payday                  Payday
                                Pawn   Advance  Total   Pawn   Advance  Total
                               Stores  Stores  Stores  Stores  Stores  Stores
                               ------  ------  ------  ------  ------  ------

  Beginning of period count      214      93     307     197      87     284

  New stores opened                8       1       9      27       7      34

  Stores closed or consolidated   (3)      -      (3)     (5)      -      (5)
                               ------  ------  ------  ------  ------  ------
  End of period count            219      94     313     219      94     313
                               ======  ======  ======  ======  ======  ======

      For the nine-month period ended September 30, 2005, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 40 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. No kiosks were opened or closed during the Nine Months ended September 30, 2005.

      While the Company has had significant increases in revenues due to new store openings in 2004 and 2005, the Company has also incurred increases in operating expenses attributable to the additional stores. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

      Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the periods reported, the Company has not had store expansions that involved a significant change in the size of retail showrooms, and accordingly, no expanded stores have been excluded from the same-store calculations. Non-retail sales of scrap jewelry are included in same-store revenue calculations.


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

      Effective July 1, 2005, First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, began offering a fee-based credit services program ("CSO program") to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $100 to $1,000, have terms of 7 to 31 days and bear interest at a rate of less than 10% on an annualized basis.

      In accordance with the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, lncluding Indirect Guarantees of Indebtedness of Others, the Company has determined that the letters of credit issued by FCC to the Independent Lender as part of the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that a FCC credit services customer enters into a loan agreement with the Independent Lender. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The carrying value of the liability under the letters of credit, net of anticipated recoveries from customers, is included as a component of the Company's accrued expenses.


 RESULTS OF OPERATIONS

 Three months ended September 30, 2005, compared to the three months ended September 30, 2004

      The following table (amounts shown in thousands) details the components of revenues for the three months ended September 30, 2005 ("the Third Quarter of 2005"), as compared to the three months ended September 30, 2004 ("the Third Quarter of 2004"):

                                         Three Months Ended September 30,
                                      --------------------------------------
                                        2005       2004    Increase/Decrease
                                      --------   --------  -----------------
   Domestic revenues:
     Merchandise sales               $  13,371  $  12,943   $    428      3%
     Scrap jewelry sales                 2,128      2,529       (401)   (16%)
     Pawn service fees                   6,551      6,121        430      7%
     Short-term advance and
       credit services fees             17,200     14,545      2,655     18%
     Check cashing fees                    671        683        (12)    (2%)
     Other                                 263        312        (49)   (16%)
                                      --------   --------    -------
                                        40,184     37,133      3,051      8%
                                      --------   --------    -------
   Foreign revenues:
     Merchandise sales                   5,874      3,706      2,168     58%
     Scrap jewelry sales                 4,068      2,828      1,240     44%
     Pawn service fees                   4,181      2,877      1,304     45%
                                      --------   --------    -------
                                        14,123      9,411      4,712     50%
                                      --------   --------    -------
   Total revenues:
     Merchandise sales                  19,245     16,649      2,596     16%
     Scrap jewelry sales                 6,196      5,357        839     16%
     Pawn service fees                  10,732      8,998      1,734     19%
     Short-term advance and
       credit services fees             17,200     14,545      2,655     18%
     Check cashing fees                    671        683        (12)    (2%)
     Other                                 263        312        (49)   (16%)
                                      --------   --------    -------
                                     $  54,307  $  46,544   $  7,763     17%
                                      ========   ========    =======

      The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term advance and credit services fees, totaled $7,361,000 for the Third Quarter of 2005. Same-store revenues (stores that were in operation during all of the Third Quarter of both 2004 and 2005) increased 10% or $4,543,000 for the Third Quarter of 2005 as compared to the same quarter last year. Revenues generated by the 59 new pawn and payday advance stores that have opened since July 1, 2004 increased by $3,572,000, compared to the same quarter last year.

      The following table (amounts shown in thousands) details the pawn and short-term advance receivable balances as of September 30, 2005, as compared to September 30, 2004:

                                               Balance at September 30,
                                          ----------------------------------
                                           2005     2004   Increase/Decrease
                                          ------   ------  -----------------
  Domestic receivables:
     Pawn receivables                    $18,894  $17,050   $ 1,844     11%
     Short-term advance receivables        6,598   14,014    (7,416)   (53%)
                                          ------   ------    ------
                                          25,492   31,064    (5,572)   (18%)
                                          ------   ------    ------
  Foreign receivables:
     Pawn receivables                     10,258    7,809     2,449     31%
                                          ------   ------    ------
  Total receivables:
     Pawn receivables                     29,152   24,859     4,293     17%
     Short-term advance receivables        6,598   14,014    (7,416)   (53%)
                                          ------   ------    ------
                                         $35,750  $38,873   $(3,123)    (8%)
                                          ======   ======    ======

      Of the $4,293,000 total increase in pawn receivables, $2,697,000 was attributable to the growth at the stores that were in operation as of September 30, 2005 and 2004, and $1,596,000 was attributable to the 46 new stores opened since September 30, 2004. The decrease in short-term advance receivables was due primarily to the introduction of the credit services program in the Company's Texas locations, which resulted in a reduction of short-term advance receivables during the Third Quarter of 2005. Short-term advance receivables in the Company's Texas locations, including the Cash & Go, Ltd, joint venture kiosks, decreased from $8,009,000 at September 30, 2004, to $319,000 at September 30, 2005. Short-term advance receivables in the Company's non-Texas locations increased from $6,005,000 at September 30, 2004, to $6,279,000 at September 30, 2005. The Company's loss reserve on short-term advance receivables decreased from $499,000 at September 30, 2004, to $246,000 at September 30, 2005 as a result of the decrease in outstanding short-term advance receivables.

      Gross profit margins on total merchandise sales were 39% during the Third Quarter of 2005 compared to 38% during the Third Quarter of 2004. Retail merchandise margins, which exclude scrap jewelry sales, were 45% during the Third Quarter of 2005 and the Third Quarter of 2004. The Company's payday advance and credit services loss provision decreased from 28% of short-term advance and credit services fee revenues during the Third Quarter of 2004 to 25% during the Third Quarter of 2005. During the Second Quarter of 2005, the Company initiated a program to sell selected payday advance receivables which have been previously written off. The Company realized approximately $941,000 from such sales during the Third Quarter of 2005. This amount was recorded as a reduction to the short-term advance and credit services loss provision. It is anticipated that such sales of selected written-off receivables, along with the implementation of other collection improvement initiatives, will continue into future periods for the purpose of ongoing reduction of the payday advance and credit services loss provision.

      Store operating expenses increased 14% to $17,574,000 during the Third Quarter of 2005 compared to $15,353,000 during the Third Quarter of 2004,
 primarily  as  a  result  of  the   net  addition  of  53  pawn  and   check
 cashing/short-term advance stores since July 1, 2004, which is a 20% increase in the store count. Administrative expenses increased 25% to $5,251,000 during the Third Quarter of 2005 compared to $4,208,000 during the Third Quarter of 2004, which is primarily attributable to increased costs related to variable management and supervisory compensation expense and increased legal and accounting fees. The Company had no interest expense during the Third Quarter of 2005 as it has had no interest-bearing debt outstanding during the quarter. Interest income increased from $10,000 in the Third Quarter of 2004 to $46,000 in the Third Quarter of 2005, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For the Third Quarter of 2005 and 2004, the Company's effective federal income tax rate of 36.5% and 37.0%, respectively, differed from the statutory tax rate of approximately 35% and 34%, respectively, primarily as a result of state income taxes.

 Nine Months ended September 30, 2005, compared to the nine months ended September 30, 2004

      The following table (amounts shown in thousands) details the components of revenues for the Nine Months ended September 30, 2005 ("the Nine-Month 2005 Period"), as compared to the Nine Months ended September 30, 2004 ("the Nine-Month 2004 Period"):

                                          Nine Months Ended September 30,
                                      --------------------------------------
                                        2005       2004    Increase/Decrease
                                      --------   --------  -----------------
   Domestic revenues:
     Merchandise sales               $  41,113  $  39,892   $  1,221      3%
     Scrap jewelry sales                 5,320      5,825       (505)    (9%)
     Pawn service fees                  18,599     17,723        876      5%
     Short-term advance and
       credit services fees             43,131     39,187      3,944     10%
     Check cashing fees                  2,188      2,316       (128)    (6%)
     Other                                 838        930        (92)   (10%)
                                      --------   --------    -------
                                       111,189    105,873      5,316      5%
                                      --------   --------    -------
   Foreign revenues:
     Merchandise sales                  15,677      9,432      6,245     66%
     Scrap jewelry sales                10,112      5,954      4,158     70%
     Pawn service fees                  10,656      7,453      3,203     43%
                                      --------   --------    -------
                                        36,445     22,839     13,606     60%
                                      --------   --------    -------
   Total revenues:
     Merchandise sales                  56,790     49,324      7,466     15%
     Scrap jewelry sales                15,432     11,779      3,653     31%
     Pawn service fees                  29,255     25,176      4,079     16%
     Short-term advance and
       credit services fees             43,131     39,187      3,944     10%
     Check cashing fees                  2,188      2,316       (128)    (6%)
     Other                                 838        930        (92)   (10%)
                                      --------   --------    -------
                                     $ 147,634  $ 128,712   $ 18,922     15%
                                      ========   ========    =======

      The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term advance and credit services fees, totaled $7,361,000 for the Nine-Month 2005 Period. Same-store revenues (stores that were in operation during all of the first nine months of 2004 and 2005) increased 6% or $7,238,000 for the Nine-Month 2005 Period as compared to the same period last year. Revenues generated by the 86 new pawn and payday advance stores that have opened since January 1, 2004 increased by $12,390,000, compared to the same period last year.

      Gross profit margins on total merchandise sales were 40% during the Nine-Month 2005 Period compared to 41% during the Nine-Month 2004 Period. Retail merchandise margins, which exclude scrap jewelry sales, were 44% during the Nine-Month 2005 Period compared to 45% during the Nine-Month 2004 Period. The Company's payday advance and credit services loss provision remained the same at 21% of short-term advance and credit services fee revenues during both the Nine-Month 2004 Period and the Nine-Month 2005 Period. During the Second Quarter of 2005, the Company initiated a program to sell selected payday advance receivables which have been previously written off. Year-to-date, the Company has realized approximately $1,386,000 from such sales and this amount was recorded as a reduction to the short-term advance and credit services loss provision. It is anticipated that such sales of selected written-off receivables, along with the implementation of other collection improvement initiatives, will continue into future periods for the purpose of ongoing reduction of the payday advance and credit services loss provision.

      Store operating expenses increased 11% to $49,499,000 during the Nine-Month 2005 Period compared to $44,723,000 during the Nine-Month 2004 Period, primarily as a result of the net addition of 78 pawn and check cashing/short-term advance stores since January 1, 2004, which is a 33% increase in the store count. Administrative expenses increased 6% to $13,676,000 during the Nine-Month 2005 Period compared to $12,870,000 during the Nine-Month 2004 Period, which is attributable to increased costs related to variable management and supervisory compensation expense and increased legal and accounting fees. The Company had no interest expense during the Nine-Month 2005 Period as it has had no interest-bearing debt outstanding during the current year. Interest income increased from $42,000 in the Nine-Month 2004 Period to $217,000 in the Nine-Month 2005 Period, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For the Nine-Month Period of 2005 and 2004, the Company's effective federal income tax rate of 36.5% and 37.0%, respectively, differed from the statutory tax rate of approximately 35% and 34%, respectively, primarily as a result of state income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2005, the Company's primary sources of liquidity were $29,657,000 in cash and cash equivalents, $39,977,000 in receivables, $21,461,000 in inventories and $25,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $83,509,000 as of September 30, 2005, and total equity exceeded total liabilities by a ratio of 9 to 1. The Company's operations and store openings have been financed with funds generated primarily from operations.

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 3.9% at September 30,
 2005) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At September 30, 2005, the Company had no amounts outstanding under the facility and $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2005, and October 26, 2005. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      Net cash provided by operating activities of the Company during the Nine Months ended September 30, 2005, was $28,303,000, consisting primarily of net income of $17,662,000 plus non-cash adjustments for depreciation, the short-term advance and credit services loss provision, and the tax benefit from the exercise of employee stock options of $4,195,000, $6,462,000, and $1,147,000, respectively. Net changes in operating assets and liabilities reduced cash provided by operating activities in the amount of $1,163,000. Net cash used by investing activities during the Nine Months ended September 30, 2005, was $14,938,000, which was primarily comprised of net cash outflows from pawn receivables activity of $8,128,000, net cash inflows from short-term advance receivables activity of $2,405,000, and cash paid for fixed asset additions of $9,215,000. Net inflows from short-term advance activity were due to the reduction in outstanding short-term advances in the Company's Texas locations resulting from the introduction of the credit services program. The opening of 34 new stores and the purchases of corporate fixed assets during the Nine-Month 2005 Period contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $9,940,000 during the Nine Months ended September 30, 2005, which consisted of purchases of treasury stock in the amount of $11,404,000, net of proceeds from exercises of stock options and warrants of $1,464,000.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows. For the Nine-Month 2005 Period, net cash flows from operations were $28,303,000, while net cash outflows related to pawn receivables activity was $8,128,000 and the net cash inflows related to short-term advance receivables activity was $2,405,000. The combined net cash flows from operations and pawn and short-term advance receivables totaled $22,580,000 for the Nine-Month 2005 Period. For the comparable Nine-Month 2004 Period, net cash flows from operations were $28,345,000, and net cash outflows related to pawn receivables and short-term advance receivables were $6,413,000 and $8,668,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $13,264,000 for the Nine-Month 2004 Period.

      The profitability  and liquidity  of the  Company  is affected  by  the amount of pawn receivables outstanding, which is controlled in part by the Company's pawn lending decisions. The Company is able to influence the frequency of pawn redemptions by increasing or decreasing the amount advanced in relation to the resale value of the pawned property. Tighter credit decisions generally result in smaller pawn advances in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate pawn receivables balance and, consequently, decrease pawn service fees. Additionally, small advances in relation to the pledged property's estimated resale value tend to increase pawn redemptions and improve the Company's liquidity. Conversely, providing larger pawns in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average pawn balances can result in an increase in pawn forfeitures, which increases the quantity of goods on hand, and unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawns by repaying all accrued interest on such pawns, effectively creating a new pawn transaction.

      The amount of short-term advances outstanding and the related loss provision also affect the profitability and liquidity of the Company. An allowance for losses is provided on active short-term advances and service fees receivable, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service fees receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service fees receivable as of the default date, leaving only active receivables in the reported balances. Net defaults and changes in the short-term advance allowance are charged to the short-term advance and credit services loss provision.

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. Management believes that cash generated from operations should be sufficient to accommodate the Company's current operations for Fiscal 2005. The Company has no significant capital commitments.

      While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve month period ended September 30, 2005 totaled $42,641,000, an increase of 23% compared to $34,721,000 to the trailing twelve month period ended September 30, 2004. The EBITDA margin, which is EBITDA as a percentage of revenues, for the trailing twelve month period ended September 30, 2005 was 21.5%, compared to 20.5% for the comparable prior year period.

      EBITDA is commonly used by investors to assess a company's leverage capacity, liquidity and financial performance. EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles ("GAAP"), and the items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA should not be considered as an alternative to net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's consolidated financial statements as an indicator of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures. The following table provides a reconciliation of net income from continuing operations to EBITDA (amounts in thousands):

                                                 Trailing Twelve Months Ended
                                                          September 30,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------
      Net income from continuing operations         $  23,754     $  19,431

      Adjustments:
        Interest income, net of interest expense         (229)          (50)
        Depreciation                                    5,386         3,825
        Income taxes                                   13,730        11,515
        Amortization                                        -             -
                                                     --------      --------
      Earnings before interest, income taxes,
        depreciation and amortization               $  42,641     $  34,721
                                                     ========      ========


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Information

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of future liquidity, cash flows and its expectations for future recoveries of written-off short-term advance receivables. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, changes or increases in competition, the ability to locate, open and integrate new stores, the ability to integrate and operate the credit services program in Texas, the ability to successfully refer credit services customers to an independent lender who can provide credit to these customers, new legislative and governmental regulations or changes to existing regulations, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are indicated in the Company's 2004 Annual Report on Form 10-K.

 Regulatory Developments

      The pawn and payday advance industries in the United States are subject to legislative initiatives and regulatory actions at the federal, state and local levels. Recent regulatory initiatives have been primarily focused on the payday advance industry at the state level and on certain bank-funded payday advance activity at the federal level. The Company currently provides payday advances under applicable state laws in seven state-level jurisdictions, including California, District of Columbia, Illinois, Oklahoma, Oregon, South Carolina and Washington. In the State of Texas, the Company formerly had an agreement with County Bank of Rehoboth Beach, Delaware ("County Bank"), a federally insured State of Delaware chartered financial institution, to act as a loan servicer within the state for County Bank. This agreement was terminated effective September 30, 2005. As of October 1, 2005, the Company does not function as a loan servicer for any out of state bank, and accordingly, it is not subject to federal regulations over bank-funded payday advances. If regulatory actions that had negative effects on the pawn and payday advance industries were taken at a U.S. federal level or in U.S. states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending and retail activities and revenues. There can be no assurance that additional federal, state or local legislation in the U.S. will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

      The pawnshop industry in Mexico is currently subject to various general business regulations in the areas of tax compliance, customs laws and consumer protections, among others, by various federal, state and local governmental agencies in Mexico. In addition, there are currently two states in which the Company operates that have regulations specific to the pawn industry. In general, these regulations provide for the registration of pawnshops operating in the state and impose certain consumer protection standards upon pawnshop operators. Legislation to specifically regulate the pawn industry at a federal level and/or in other states has been, and continues to be, proposed from time to time. The Company monitors the status of any such proposed legislation on a regular basis. If regulatory actions that had negative effects on the pawn industry were taken at a federal level in Mexico, or in Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending and retail activities and revenues. There can be no assurance that additional federal, state or local statutes or regulations in Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2004 Annual Report on Form 10-
 K. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2004.


 ITEM 4.   CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

           The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our third fiscal quarter of 2005. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

      (b) Changes in Internal Control Over Financial Reporting

           There has been no significant change in the Company's internal control over financial reporting that was identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments in the litigation previously reported in the Company's 2004 Annual Report on Form 10-K.


 ITEM 2.  CHANGES IN SECURITIES

      During the period from January 1, 2005, through September 30, 2005, the Company issued 52,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $781,000 (including income tax benefit). During the period from January 1, 2005, through September 30, 2005, the Company issued 151,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $1,830,000 (including income tax effect).

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

      In January 2005, the Company issued options to purchase 2,076,000 shares of common stock to certain employees and directors under its existing stock option plans. These options were issued in seven equal layers to each recipient with exercise prices for the layers set at $25.00, $30.00, $35.00, $40.00, $45.00, $50.00 and $55.00. In June 2005, 858,000 of the options issued in January 2005 were canceled. These options had exercise prices ranging from $45.00 to $55.00.

      On July 15, 2004, the Board of Directors authorized the repurchase of up to 1,600,000 shares of common stock. During the period from January 1, 2005, through October 26, 2005, the Company repurchased 576,000 shares of common stock at an average price of $19.74 per share under the stock repurchase program approved by the Board of Directors.

      The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during 2005:

                       Total     Average    Total Number of     Maximum Number
                      Number     Price   Shares Purchased as  Of Shares that May
                     Of Shares  Paid Per    Part of Publicly    Yet Be Purchased
                     Purchased   Share      Announced Plan      Under the Plan
                     ---------   -----      --------------      --------------
 January 1 through
   January 31, 2005        -    $    -                -              977,285
 February 1 through
   February 28, 2005       -         -                -              977,285
 March 1 through
   March 31, 2005          -         -                -              977,285
 April 1 through
   April 30, 2005    576,479     19.74          576,479              400,806
 May 1 through
   May 31, 2005            -         -                -              400,806
 June 1 through
   June 30, 2005           -         -                -              400,806
 July 1 through
   July 31, 2005           -         -                -              400,806
 August 1 through
   August 31, 2005         -         -                -              400,806
 September 1 through
   September 30, 2005      -         -                -              400,806
 October 1 through
   October 26, 2005        -         -                -              400,806
                     -------                    -------
    Total            576,479    $19.74          576,479
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


 Dated:  October 26, 2005      FIRST CASH FINANCIAL SERVICES, INC.
                               ----------------------------------
                               (Registrant)

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