Form 10-K
period 2005-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2006-03-16
CIK 840489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
  [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the year ended December 31, 2005, or

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

 Indicate by check mark  if the registrant is  a well-known seasoned  issuer,
 as defined in Rule 405 of the Securities Act.  Yes [   ]  No [ X ]

     Indicate by check mark if the registrant is not required to file reports
 pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No [ X ]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated
 filer [   ]     Accelerated filer [ X ]     Non-accelerated filer [   ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes [   ]         No [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on June 30, 2005, the last trading date of registrant's most recently completed second fiscal quarter is $269,500,000.

      As of March 13, 2006, there were 32,007,672 shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 7, 2006, is incorporated by reference in
 Part III, Items 10, 11, 12 and 13.

                     FIRST CASH FINANCIAL SERVICES, INC.
                                  FORM 10-K
                     For the Year Ended December 31, 2005


                              TABLE OF CONTENTS
                              -----------------

 PART I

 Item 1.    Business
 Item 1a    Risk Factors
 Item 1b.   Unresolved Staff Comments
 Item 2.    Properties
 Item 3.    Legal Proceedings
 Item 4.    Submission of Matters to a Vote of Security Holders


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


 PART IV

 Item 15.   Exhibits and Financial Statement Schedules


 SIGNATURES

                         FORWARD-LOOKING INFORMATION
                         ---------------------------

      This annual report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this annual report include, without limitation, the Company's expectations of earnings per share, expansion strategy, store openings, loss provisions, future liquidity, equity compensation expense and cash flows. These statements are made to provide the public with management's assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, changes or increases in competition, the ability to locate, open and integrate new stores, the ability to operate as a credit services organization in Texas, the ability to successfully refer credit services customers to an independent lender who can provide credit to these customers, new legislative initiatives or governmental regulations, or changes to existing regulations, affecting payday advance businesses, credit services organizations and pawn businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These risks and uncertainties are further and more completely described in "Item 1a. - Risk Factors."

                                 STOCK SPLIT
                                 -----------

      In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006. All share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.


                                    PART I
                                    ------
 Item 1.  Business
 -----------------

 General

      The Company is a leading provider of specialty consumer finance products. The Company has over 330 locations in eleven U.S. states and seven states in Mexico as of March 13, 2006. For the year ended December 31, 2005, the Company's revenues were derived as follows: 49% from pawn-related merchandise sales, 20% from pawn service fees, 29% from short-term advance and credit services fees, and 2% from other sources, primarily check cashing fees.

      The Company's pawn stores engage in both consumer finance and retail sales activities, and are a convenient source for small consumer loans, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, many of the Company's pawn stores offer short-term payday advances or a credit services product.

      The Company also operates stand-alone payday advance stores in several U.S. states. These stores provide a broad range of consumer financial services products, including payday advances, credit services, check cashing, money orders, money transfers and prepaid card products in selected markets. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates 40 kiosks located inside convenience stores, that offer the credit services program and check cashing.

      The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly-owned subsidiaries, American Loan & Jewelry, Inc.; WR Financial, Inc.; Famous Pawn, Inc.; JB Pawn, Inc.; Cash & Go, Inc.; Capital Pawnbrokers, Inc.; Silver Hill Pawn, Inc.; Elegant Floors, Inc.; One Iron Ventures, Inc.; First Cash, S.A. de C.V.; American Loan Employee Services, S.A. de C.V.; First Cash, Ltd.; First Cash Corp.; First Cash Management, LLC; First Cash, Inc.; First Cash Credit, Ltd.; First Cash Credit Management, LLC; FCFS MO, Inc.; FCFS OK, Inc.; FCFS SC, Inc.; and FCFS MI, Inc.

      The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

 Industry

      Specialty consumer finance represents a rapidly growing segment of the overall financial services industry. This segment focuses on providing a quick and convenient source of short-term credit to unbanked, underbanked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit-card providers. First Cash competes directly in the specialty consumer finance industry with its pawn, payday advance and credit services products.

      The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops being in the Southeast and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest concentration of pawnshops. Management believes the U.S. pawnshop industry is fragmented, with approximately 15,000 stores in the country. The three major publicly traded pawnshop companies, which includes First Cash, currently operate approximately 1,000 of the pawnshops in the United States. The Company believes that individuals operating one to three locations own the majority of pawnshops. Management further believes that the highly fragmented nature of the industry is due in part to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

      The pawnshop industry in Mexico is substantially less developed as compared to the U.S., with fewer than 5,000 stores in the entire country. Management believes the Mexican pawnshop industry is fragmented, as in the U.S. The Company currently operates over 130 pawnshops in Mexico and is the only major publicly traded U.S. company doing business there. The Company sees significant opportunity due to the large potential consumer base and limited competition in Mexico.

      The payday advance industry is also a less developed industry and continues to experience rapid growth in the U.S. A leading industry analyst estimates that there are over 23,000 payday advance locations throughout the United States and expects the number of locations to double over the next decade. There are several privately held chains that operate from 100 up to approximately 1,500 stores each. The eight largest publicly held operators of payday advance stores, which include First Cash Financial Services, Inc., operate a combined total of over 6,400 stores. There is currently not a similar short-term or payday advance industry in Mexico due to relatively few Mexican consumers that utilize checking accounts in a manner that is conducive to payday advance lending.

 Business Strategy

      The Company's primary business plan is to significantly expand its operations by opening new pawnshops and payday advance stores. In addition, it will continue to remain focused on increasing the revenues and operating profits in its existing stores.

 New Store Openings

      The Company has opened 153 new pawn stores and 81 new payday advance stores since its inception and currently intends to open both additional pawn stores and payday advance stores in locations where management believes appropriate demand and other favorable conditions exist. During the years ended December 31, 2005, 2004 and 2003, the Company opened 35, 40 and 31 new pawn stores, respectively, and over the same three years, the Company opened 15, 12 and 16 new payday advance stores, respectively.

      Management seeks to locate new stores where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be open for business within six to twelve weeks. The investment required to open a new pawn store includes store operating cash, inventory, funds available for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that between $200,000 and $360,000 is required to fund a new pawn store for the first six months of operation. The Company also estimates that between $200,000 and $360,000 is required to fund a new payday advance store for the first six months of operation, which includes investments for leasehold improvements, security and computer equipment, funds available for short-term advances, store operating cash, and start-up losses.

      The Company currently plans to continue expansion of both pawn stores, primarily in Mexico, and payday advance stores in the U.S. The Company continues to evaluate new markets in both Mexico and the U.S. with favorable demographics and regulatory environments. The Company has an organizational structure that it believes is capable of supporting a larger, multi-country and multi-state store base.

 Enhance Productivity of Existing and Newly Opened Stores

      The primary factors affecting the profitability of the Company's existing store base are the volume of retail sales, the gross profit on retail sales, the level of pawn loans outstanding, the level of short-term advances outstanding, the volume of credit services transactions, check cashing transactions and other consumer financial services transactions, and the control of store expenses, including the loss provision expense related to short-term advances and credit services. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores from traditional pawn and check cashing/short-term advance stores and to make customers feel more comfortable. In addition to well-lit parking facilities, the stores' exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

      The Company  has  an  employee-training  program  for  both  store  and corporate-level personnel that stresses productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully integrated functionality to support point-of-sale retail operations, inventory management and loan processing. Each store is connected on a real-time basis to a secured off-site data center, located in Allen, Texas, that houses the centralized database and operating system. The system provides management the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance with financial and operational controls. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near term.

 Acquisitions

      Because of the highly fragmented nature of both the pawn industry and the payday advance industry, as well as the availability of certain regional chains and "mom & pop" sole proprietors willing to sell their stores, the Company believes that certain acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches state and local regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of payday advance stores include the annual volume of transactions, locations and conditions of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's short-term advance and credit services products.

 Pawn Lending Activities

      The Company's pawn stores advance money to their customers against the security of pledged goods provided by their customers. The pledged goods are tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pledged goods provide the only security to the Company for the repayment of the pawn, as pawns cannot result in personal liability to the borrower. Accordingly, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sale value of pledged goods as a basis for its credit decision.

      At the time a pawn transaction is entered into, an agreement, commonly referred to as a pawn ticket, is delivered to the borrower for signature that sets forth, among other items, the name and address of the pawnshop; borrower's name; borrower's identification number from his/her driver's license or other identification; date; identification and description of the pledged goods, including applicable serial numbers; amount financed; pawn service fee; maturity date; total amount that must be paid to redeem the pledged goods on the maturity date; and the annual percentage rate.

      Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is earlier paid or renewed. In Maryland, Washington, D.C., and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia and Mexico, and 30 days in Maryland and Washington, D.C., the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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

      The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service fees on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service fees of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington, D.C., a flat $2 charge per month applies to all pawns up to $40, and an 18% to 60% annualized service charge applies to pawns of greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. As of December 31, 2005, the Company's average pawn per pawn ticket was approximately $95. For the fiscal years ended December 31, 2005, 2004 and 2003, the Company's annualized yields on average pawn balances were 158%, 156% and 158%, respectively.

 Short-term Advance and Credit Services Activities

      The Company's short-term (or payday) advance stores and selected pawn stores, make short-term advances for a term of thirty-one days or less. To qualify for a short-term advance, a customer generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on his or her personal checking account for the amount of the advance, plus applicable fees. At maturity, either the customer may return to the store and pay off the advance with cash, in which case the check is returned to the customer, or the store can deposit the customer's check into its checking account. Short-term advance transactions are subject to federal truth-in-lending regulations and fair debt collection practice regulations. In addition, state and local regulations exist in certain markets, which, among other things, limit the number of consecutive short-term advances a customer can obtain, limit the total transactions over a specified time period, or limit the number of outstanding advances a consumer may have.

      The customer's check is held through the term of the short-term advance, which ranges from 7 to 31 days. In California, Washington, Illinois, Oregon, South Carolina, Oklahoma and Washington, D.C., the maximum loan term is 31, 45, 45, 60, 31, 45 and 31 days, respectively. Only Illinois and Oklahoma have a minimum term which is 13 days. If the loan is not repaid prior to the expiration of the term, the customer's personal check is forfeited to the Company. Fees charged for short-term advances are generally regulated by state law. In California and South Carolina, the service fee is 15% of the check's face value. Short-term advances made in Washington and Oregon bear service fees of 15% on loan amounts up to $500 and 10% on loan amounts exceeding $500; the maximum loan amount being $700. Short-term advances made in Oklahoma bear service fees of 15% on loan amounts up to $300 and 10% on loan amounts exceeding $300; the maximum loan amount being $500. In Washington, D.C., the service fee is 10% plus a flat fee of $5 to $20 on loans up to $1,000. The service fee in Illinois is limited to 15.5% on loans up to $1,000.

      The bank returns a significant number of customer short-term advance checks deposited by the Company because there are insufficient funds in the customers' accounts. However, the Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks or subsequent cash repayments by the customers. The profitability of the
 Company's short-term advance operations is dependent upon adequate collection of these returned items.

      Effective July 1, 2005, First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, began offering a fee-based credit services organization ("CSO") program to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $100 to $1,000, have terms of 7 to 31 days and bear interest at a rate of less than 10% on an annualized basis. FCC charges a credit services fee of $20 per $100 advanced. If the loan is not repaid prior to the expiration of the term, the customer's personal check is deposited into the Independent Lender's bank account. The bank returns a significant number of customer checks deposited into the Independent Lender's account because there are insufficient funds in the customers' accounts. If the loan is unpaid after 16 days from its due date, FCC reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. FCC subsequently collects a large percentage of these bad debts by redepositing the customers' checks or subsequent cash repayments by the customers. The profitability of the Company's credit services operations is dependent upon adequate collection of these returned items.

 Merchandise Sales

      The Company's merchandise sales are primarily retail sales to the general public in its pawn stores. The items retailed are primarily used jewelry, consumer electronics, tools, musical instruments, and sporting goods. The Company also melts down certain quantities of scrap gold jewelry and sells the gold at market commodity prices. Total merchandise sales during the years ended December 31, 2005, 2004 and 2003, accounted for approximately 49%, 48%, and 48%, respectively, of the Company's total revenues in each of these periods.

      The Company acquires merchandise inventory primarily through forfeited pawns and purchases of used goods directly from the general public. Merchandise acquired by the Company through defaulted pawns is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees.

      The Company does not provide financing to purchasers of its merchandise, but does permit its customers to purchase merchandise on a "layaway" plan. Should the customer fail to make a required payment, the item is returned to inventory and previous payments are forfeited to the Company.

 Locations and Operations

       The Company operates stores in eleven U.S. states and seven states in Mexico. It seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing. Financial information about geographic areas is provided in Results of Operations and Note 13 of the Notes to the Consolidated Financial Statements. As of December 31, 2005, the Company's stores were located in the following states:

                                          Pawn   Payday Advance   Total
                                         Stores      Stores      Stores
                                         ------------------------------
         United States:
           Texas (1)...................     58          60         118
           Maryland....................     21           -          21
           California..................      -          15          15
           Illinois....................      -          10          10
           District of Columbia (2)....      2           7           9
           South Carolina (2)..........      7           -           7
           Oregon......................      -           7           7
           Washington..................      -           3           3
           Missouri....................      3           -           3
           Oklahoma (2)................      3           -           3
           Virginia....................      2           -           2
         Mexico:
           Tamaulipas..................     31           -          31
           Chihuahua...................     27           -          27
           Coahuila....................     26           -          26
           Nuevo Leon..................     26           -          26
           Baja California.............     16           -          16
           Durango.....................      3           -           3
           Sonora......................      1           -           1
                                          ----        ----        ----
             Total ....................    226         102         328
                                          ====        ====        ====

           (1) All stores in this market offer the credit services product.
           (2) Pawn stores in these markets also offer the payday/short-term advance product.

      In addition, at December 31, 2005, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 40 staffed kiosks located inside convenience stores in the state of Texas. These kiosks offer credit services and check cashing.

 Pawn Store Operations

      The typical Company pawn store is a freestanding building or part of a small retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with distinctive signage and a layout similar to a contemporary specialty retailer. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

      The Company's computer system permits a store manager or clerk to rapidly recall the cost of an item in inventory, the date it was purchased as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked its stores to permit the Company's headquarters to more efficiently monitor each store's operations, including merchandise sales, service charge revenues, pawns written and redeemed, and changes in inventory.

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

      Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees four to seven store managers. Area supervisors typically report to a regional market manager, who in turn reports to one of the Company's two Vice-Presidents of Operations.

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

 Payday Advance and Credit Services Operations

      The Company's payday advance locations are typically part of a retail strip shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby, separated from employee work areas by floor-to-ceiling teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

      Computer operating systems in the Company's payday advance stores allow a store manager or clerk to rapidly recall customer check cashing histories, short-term advance histories, and other vital information. The Company attempts to attract customers primarily through television and yellow page advertisements.

      Each payday advance store employs a manager, and between one and eight tellers, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor who typically oversees two to five store managers. Area supervisors typically report to a regional market manager, who in turn reports to one of the Company's two Vice-Presidents of Operations.

      The kiosks operated by the Cash & Go, Ltd., joint venture are located inside convenience stores. Each kiosk is a physically secured area with its own counter space within the convenience store. Each kiosk is typically staffed by one or two employees at any point in time.

      The Company believes that profitability of its payday advance locations is dependent upon its employees' ability to make loans and extend credit services that achieve optimum loan performance, to manage bad debt expense and to provide excellent customer service. Company employees are trained through direct instruction and on-the-job lending, collections and customer service experience. The new employee is introduced to the business through a training program that includes on-the-job training in lending practices, collections efforts and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management, such as income maximization, recruitment and cost efficiency, to acquire the skills necessary to advance into management positions throughout the Company. The Company maintains a performance-based compensation plan for all payday advance and credit services store employees based on gross profit, net income and other seasonal contests.

 Competition

      The Company encounters significant  competition in connection with  all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability, and ability to expand.

      The Company competes primarily with other pawn store operators and payday advance operators. There are three publicly held pawnshop operators and five publicly held payday advance/check cashing operators, all of which have more locations than the Company. There are several privately held operators of payday advance stores, some of which are significantly larger than the Company. In addition, both the pawnshop and payday advance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and short-term advances, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

      In its retail operations, the Company's competitors include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, on-line retailers, on-line auction sites and other pawnshops. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many retailers have significantly greater financial resources than the Company.

 Governmental Regulation

 General

      The Company is subject to extensive regulation of its pawnshop, short-term advance/payday lending, credit services and check-cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. In many jurisdictions, the Company must obtain and maintain regulatory operating licenses. In addition, many statutes and regulations prescribe, among other things, the general terms of the Company's loan and credit services agreements and the maximum service fees and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. federal and state regulations relating to the reporting and recording of certain currency transactions. The Company's pawnshop operations in Mexico are also subject to, and must comply with pawnshop and other general business, tax, employment and consumer protection regulations from various federal, state and local governmental agencies in Mexico.

      Governmental action to further prohibit or restrict, in particular, payday or short-term advances has been advocated over the past few years by consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for payday advances, which is higher than the interest generally charged by credit-card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize short-term advance activities as abusive toward consumers. During the last few years legislation has been introduced and/or enacted in the United States Congress, in certain state legislatures and in various local jurisdictions to prohibit or restrict payday advances. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict payday advances.

      There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term advances and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, payday advance or credit services industries were taken at a federal level in the United States or Mexico, or in U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities and revenues. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

 U.S. State and Local Regulations

      The Company operates pawn stores in seven U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, which includes Texas, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C., and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

      Under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with copies of all daily transactions involving pawns and over-the-counter purchases. These daily transaction reports are designed to provide the local law enforcement officials with a detailed description of the goods involved, including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. Goods held to secure pawns or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners. Historically, the Company has not found these claims to have a material, adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners.

      The Company currently provides payday/short-term advances in seven U.S. states that have licensing and/or fee and operating regulations related to its payday (or short-term) advance and check-cashing operations, which includes California, Washington, Oklahoma, South Carolina, Oregon, Illinois and Washington, D.C. The Company is licensed in each of the states in which a license is currently required for it to operate as a check casher and/or payday advance provider. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. Regulations in certain states limit the maximum number of consecutive payday advances that may be provided to a customer and/or limit the total advances a customer may have outstanding at any point in time. As an example of such restrictive regulation, states such as Illinois and Michigan have recently enacted cash advance laws that require payday advance lenders to report their customers' cash advance activities to a state-wide database. Payday advance lenders operating in conjunction with a state-wide database are generally restricted from making cash advance loans to customers who may have a certain amount of cash advances outstanding with other lenders. These database restrictions can have the effect of preventing customers from obtaining the cash advances they need and want. The Company currently operates ten payday advance locations in the state of Illinois and expects that these restrictions will negatively impact the revenues and profitability of these locations during 2006. However, at this time the Company cannot reasonably quantify the potential impact on its projected revenues and operating profits in 2006. It is possible that legislators and regulators could pursue database or other restrictive legislation in other states, despite the increasing consumer demand for cash advance products. Additional restrictive legislative and regulatory activity surrounding cash advance products, if passed, could also adversely affect the Company's cash advance business. In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

      The laws in the state of Texas permit licensed payday lending operations; however, restrictions on the maximum fees that can be charged do not permit the Company to operate profitably as a payday lender. Accordingly, in the state of Texas, the Company provides a credit services program to customers seeking short-term advances as described below.

      In July 2005, First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, became a registered credit services organization in the state of Texas as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term loan from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer's right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd.'s credit services location must be registered as a credit services organization and pay a registration fee.

 U.S. Federal Regulations

      There is currently no direct federal regulation of either the pawn or short-term/payday advance industries. The federal government does, however, regulate the ability of state and nationally chartered banks to participate in the short-term/payday advance industry. The U.S. Office of Comptroller of the Currency has significantly restricted the ability of nationally chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state payday advance loans. In 2003 and 2005, the Federal Deposit Insurance Corporation ("FDIC"), which regulates the ability of state chartered banks to enter into relationships with out-of-state payday loan servicers, issued stringent guidelines under which such arrangements are permitted. Subsequently, in February 2006, the FDIC indicated through direct communications with certain of these banks, that it will no longer permit state-chartered banks to establish or maintain relationships with loan servicers in order to make out-of-state payday advance loans.

      The Company previously had a payday advance loan servicing relationship with County Bank of Rehoboth Beach, Delaware, a state chartered bank, through which the Company offered payday advances to customers in its Texas locations. Effective September 30, 2005, the Company terminated its relationship with County Bank and as of December 31, 2005 had no customers with active payday advances through County Bank or any other state or nationally chartered bank. The Company does not believe that under current federal banking regulations that it will be able to establish future loan-servicing relationships with state or nationally chartered banks.

      In connection with payday/short-term advance transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act). These disclosures include among other things, the total amount of the finance charges and annualized percentage rate of the finance charges associated with each payday/short-term advance transaction.

      Under the Bank Secrecy Act regulations of the U.S. Department of the Treasury (the "Treasury Department"), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day.

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

      Under the USA PATRIOT Act passed by Congress in 2001 and revised in 2006, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls; (2) the designation of a compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program. The United States Department of Treasury is expected to issue regulations specifying the appropriate features and elements of the anti-money laundering compliance programs for the pawn brokering and short-term advance industries.

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

 Mexico Regulations

      The pawnshop industry in Mexico is currently subject to various general business regulations in the areas of tax compliance, customs, consumer protections and employment matters, among others, by various federal, state and local governmental agencies in Mexico. In addition, there are currently two states in which the Company operates that have certain laws and regulations specific to the pawn industry. In general, these regulations provide for the registration of pawnshops operating in the state and impose certain consumer protection standards upon pawnshop operators. Legislation to specifically regulate the pawn industry at a federal level and/or in other states has been, and continues to be, proposed from time to time. There is currently proposed federal legislation in Mexico which would provide for administrative regulation of the pawnshop industry through PROFECO, the federal consumer protection agency. The Company monitors the status of any such proposed legislation on a regular basis. If regulatory actions that had negative effects on the pawn industry, such as limits on pawn service charges, were taken at a federal level in Mexico, or in Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending and retail activities and revenues. There can be no assurance that additional federal, state or local statutes or regulations in Mexico will not be enacted, or that existing laws and regulations will not be amended, which could have a materially adverse impact on the Company's operations and financial condition.

 Employees

      The Company had approximately 2,158 employees as of March 13, 2006, including approximately 156 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd., had approximately 84 employees as of March 13, 2006. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

 First Cash Website

      The Company's primary website is at http://www.firstcash.com. The Company makes available, free of charge, at its corporate website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after they are electronically filed with the SEC.

 Insurance

      The Company  maintains  fire,  casualty,  theft  and  public  liability insurance for each of its pawn stores and payday advance locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, California, Virginia, Washington, Oregon, South Carolina, Illinois, Washington, D.C., Oklahoma, as well as excess employer's indemnification insurance in Texas and equivalent coverage in Mexico. The Company is a non-subscriber under the Texas Workers' Compensation Act.


 Item 1a.  Risk Factors
 ----------------------

      Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

      A decreased demand for the Company's products and specialty financial services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers' financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or access to, its products, the Company's revenues could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the short-term advance products and services it offers due to the revised guidelines issued by the FDIC effective July 1, 2005 and supplemented in February 2006. The long-term impact these changes will have on the Company's business is not yet certain.

      Short-term consumer loan services have come under increased regulation and scrutiny. If changes in regulations affecting the Company's short-term advance and credit services businesses create increased restrictions, or have the effect of prohibiting loans in the countries and states where the Company offers short-term consumer loans, such regulations could materially reduce the Company's pawn, short-term advance and credit services businesses and limit its expansion into new markets. The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan amounts, loan yields and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. In particular, short-term consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Some regulatory activity may limit the number of short-term loans that customers may receive or have outstanding, such as the limits prescribed by the FDIC in March 2005 and supplemented in February 2006 and regulations adopted by some states requiring that all borrowers of certain short-term loan products be listed on a database, limiting the yield on short term-loans and limiting the number of such loans they may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of the short-term advance and credit services products to consumers, despite the significant demand for it. In Mexico, similar restrictions and regulations affecting the pawn industry, including limits on loan yields, have been proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of specialty consumer finance products at some or all of the Company's locations. See the discussion of Regulation in "Item 1 - Business" for more information about regulations affecting the Company.

      The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company's credit services revenues depend in part on the willingness and ability of an unaffiliated third-party lender to make loans to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to maintain quality and consistency in its loan programs, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company's credit services business. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such a third party to fulfill its support and maintenance obligations could disrupt the Company's operations.

      The Company's growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company's control. These factors and circumstances could adversely affect the Company's ability to grow through the opening of new store locations. The success of this strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions and suitable lease terms, the Company's ability to attract, train and retain qualified unit management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company's control. The failure to execute this expansion strategy would adversely affect the Company's ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

      Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations. The Company has many competitors to its core lending and merchandise sales operations. Its principal competitors are other pawnshops, cash advance companies, consumer finance companies and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of short-term advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by a governmental entity. The government could take actions that would harm the Company's ability to compete in the Mexico market.

      A sustained deterioration of economic conditions could reduce demand for the Company's products and services and result in reduced earnings. While the credit risk for most of the Company's consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could adversely affect the Company's operations through deterioration in performance of its pawn loan or short-term advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

      Adverse gold market fluctuations could affect the Company's profits. The Company holds significant gold inventories and a significant portion of its pawn receivables are secured by gold jewelry collateral. A significant decline in gold prices could result in decreased merchandise sales margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry.

      Adverse real estate market fluctuations could affect the Company's profits. The Company leases most of its locations. A significant rise in real estate prices could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.

      Risks and uncertainties related to the Company's foreign operations could negatively impact the Company's operating results. The Company has a significant number of pawnshop locations in Mexico, a country in which there are potential risks related to geo-political events, enforcement of property rights, public safety and security among others. Actions or events could occur in Mexico, that are beyond the Company's control, which could restrict or eliminate the Company's ability to operate its locations in Mexico or significantly reduce the profitability of such operations. In addition, the Company conducts a significant number of transactions in pesos, the national currency in Mexico, and holds significant financial assets that are denominated in pesos. Significant fluctuations in the value of the peso compared to the U.S. dollar could negatively impact the Company's operating results.

      Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect the Company's short-term advance and credit services businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers' borrowing needs, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company's financial condition and results of operations.

      Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk.

      Other risks that are indicated in the Company's filings with the Securities and Exchange Commission may apply as well.


 Item 1b.  Unresolved Staff Comments
 -----------------------------------

      As of December 31, 2005, the Company had no unresolved SEC staff comments.


 Item 2.  Properties
 -------------------

      The Company owns the real estate and buildings for three of its pawn stores and leases 355 pawn and payday advance locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company's existing leases expire on dates ranging between 2006 and 2017. All current store leases provide for specified periodic rental payments ranging from approximately $700 to $9,900 per month.

      Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a materially adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and payday advance locations, unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores and payday advance locations are suitable for such purposes. The Company considers its equipment, furniture and fixtures to be in good condition.

      The Company currently leases approximately 18,000 square feet in Arlington, Texas for its corporate offices. The lease, which expires April 30, 2010, currently provides for monthly rental payments of approximately $25,000. The Company also leases approximately 7,500 square feet in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires July 30, 2009, currently provides for monthly rental payments of approximately $3,500. The Company's 50% owned joint venture, Cash & Go, Ltd., leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture's existing leases expire on dates ranging between 2006 and 2009. All current Cash & Go, Ltd., leases provide for specified periodic rental payments ranging from approximately $1,100 to $1,700 per month.


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


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of Fiscal 2005.


                                   PART II
                                   -------

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 -----------------------------------------------------------------------------

      In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006 and stock began trading at the split-adjusted price on February 22, 2006. All share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.

      The Company's common stock is quoted on the Nasdaq National Market under the symbol "FCFS". The following table sets forth the quarterly high and low closing sales prices per share for the common stock, as reported by the Nasdaq National Market:

                                First   Second    Third   Fourth
                               Quarter  Quarter  Quarter  Quarter
                               -------  -------  -------  -------
       2005
         High ...............  $13.32   $11.36   $13.16   $14.89
         Low ................   10.08     8.45    10.53    12.01

       2004
         High ...............  $12.15   $12.36   $10.71   $13.68
         Low ................    8.47     9.80     8.43    10.17

      On March 13, 2006, the closing sales price for the common stock as reported by the Nasdaq National Market was $18.61 per share. On March 13, 2006, there were approximately 63 stockholders of record of the common stock.

      No cash dividends have been paid by the Company on its common stock. The dividend and earnings retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings, cash flows, and financial position. The Company's revolving credit facility contains provisions that allow the Company to pay cash dividends within certain parameters.

      During the period from January 1, 2005, through December 31, 2005, the Company issued 157,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $1,327,000 (including income tax benefit). During the period from January 1, 2005, through December 31, 2005, the Company issued 520,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate price of $3,356,000 (including income tax effect). While the issuance of the derivative securities to officers and employees was exempt under Section 4(2) of the Act, the resale was registered under the Act.

 Issuer Purchases of Equity Securities

      In July 2004, the Company's Board of Directors authorized an open-ended stock repurchase plan, with no dollar limitation, to permit future repurchases of up to 3,200,000 shares of the Company's outstanding common stock. During 2004, the Company repurchased a total of 1,245,000 common shares under the stock repurchase plan for an aggregate purchase price of $12,116,000 or $9.73 per share. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month of 2005 that the program was in effect:


                                                 Number of        Number
                           Total     Average  Shares Purchased   Of Shares
                           Number     Price       as Part       that May Yet
                         Of Shares    Paid      of Publicly     Be Purchased
                         Purchased  Per Share  Announced Plan  Under the Plan
                         ---------  ---------  --------------  --------------
 January 1 through
   January 31, 2005             -         -             -        1,954,570
 February 1 through
   February 28, 2005            -         -             -        1,954,570
 March 1 through
   March 31, 2005               -         -             -        1,954,570
 April 1 through
   April 30, 2005       1,152,958     $9.89     1,152,958          801,612
 May 1 through
   May 31, 2005                 -         -             -          801,612
 June 1 through
   June 30, 2005                -         -             -          801,612
 July 1 through
   July 31, 2005                -         -             -          801,612
 August 1 through
   August 31, 2005              -         -             -          801,612
 September 1 through
   September 30, 2005           -         -             -          801,612
 October 1 through
   October 31, 2005             -         -             -          801,612
 November 1 through
   November 30, 2005            -         -             -          801,612
 December 1 through
   December 31, 2005            -         -             -          801,612
                        ---------               ---------
 Total                  1,152,958     $9.89     1,152,958
                        =========               =========


 Item 6.  Selected Financial Data
 --------------------------------

      The information below should be  read in conjunction with  Management's
 Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8.

                                                  Year Ended December 31,
                                   ----------------------------------------------------
                                     2005       2004       2003       2002       2001
                     (in thousands, except per share amounts and certain operating data)
 Income Statement Data:
   Total revenues                 $ 207,775  $ 179,813  $ 145,468  $ 118,793  $ 110,427
   Cost of revenues                  75,768     63,867     51,222     41,817     43,498
   Gross profit                     132,007    115,946     94,246     76,976     66,929
   Total expenses and
     other income                    92,329     83,079     69,517     59,585     54,410
   Income from continuing
     operations before
     income taxes                    39,678     32,867     24,729     17,391     12,519
   Provision for income taxes        14,295     12,161      9,397      6,451      4,507
   Income from continuing
     operations                      25,383     20,706     15,332     10,940      8,012
   Discontinued operations:
   Income (loss) from
     discontinued operations,
     net of taxes                         -          -          -          -         33
   Loss on sale of subsidiary,
     net of taxes                         -          -          -          -       (175)
   Cumulative effect of change
     in accounting principle,
     net of taxes                         -          -       (357)         -          -
   Net income                        25,383     20,706     14,975     10,940      7,870

 Net Income per share:
   Basic:
     Income from continuing
       operations                 $    0.81  $    0.66  $    0.55  $    0.42  $    0.31
                                   ========   ========   ========   ========   ========
     Net income                   $    0.81  $    0.66  $    0.54  $    0.42  $    0.30
                                   ========   ========   ========   ========   ========
   Diluted:
     Income from continuing
       operations                 $    0.76  $    0.61  $    0.49  $    0.38  $    0.29
                                   ========   ========   ========   ========   ========
     Net income                   $    0.76  $    0.61  $    0.48  $    0.38  $    0.29
                                   ========   ========   ========   ========   ========
 Unaudited pro forma amounts
   assuming retroactive
   application of change in
   accounting principle:
    Revenues from continuing
      operations                  $ 207,775  $ 179,813  $ 152,162  $ 125,886  $ 117,260
    Income from continuing
      operations                     25,383     20,706     15,362     10,790      7,951
    Basic earnings per share
      from continuing operations       0.81       0.66       0.55       0.42       0.31
    Diluted earnings per share
      from continuing operations       0.76       0.61       0.49       0.38       0.29

 Balance Sheet Data:
   Working capital                $  93,506  $  81,389  $  60,840  $  47,187  $   8,540
   Total assets                     185,954    162,343    140,064    130,999    122,806
   Long-term liabilities              8,616      8,755     11,955     33,525      5,277
   Total liabilities                 23,246     18,297     22,841     44,479     48,703
   Stockholders' equity             162,708    144,046    117,223     86,520     74,103

 End of Year Location Counts:
   Pawn-only stores                     157        127         89         57         35
   Pawn stores offering
     payday advances (1)                 69         70         71         74         77
   Payday advance stores (1)            102         87         75         59         46
                                   --------   --------   --------   --------   --------
     End of the year                    328        284        235        190        158
                                   ========   ========   ========   ========   ========

 (1) Includes locations where advances are provided through the CSO program.

 Item 7.   Management's Discussion and Analysis of Financial Condition and
 -------------------------------------------------------------------------
 Results of Operations
 ---------------------

 General

      The Company's pawn store revenues are derived primarily from service fees on pawns, service fees from short-term advances, also known as payday loans, credit services fees and the sale of unredeemed goods, or "merchandise sales." The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

      The Company's payday advance store revenues are derived primarily from fees on short-term/payday advances, credit services fees, check cashing fees and fees from the sale of money orders, money transfers and prepaid card products. The Company recognizes service fee income on short-term advances on a constant-yield basis over the life of the advance, which is generally thirty-one days or less. The net defaults on short-term advances and changes in the short-term advance valuation reserve are charged to the short-term advance loss provision.

      Effective July 1, 2005, First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, began offering a fee-based credit services organization program to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees, which are collected from the customer at the inception, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for collected, but unearned, credit services fees received from its customers.

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2005       2004       2003
                                                -------    -------    -------
   Total receivable balances at end
     of period, in thousands:
     Pawn receivables                          $ 27,314   $ 23,429   $ 20,037
     Short-term advance receivables               6,488     15,465     13,759
     CSO loans held by independent
       third-party lender (1)                    10,724          -          -

   Short-term advance receivables balance
     and CSO loans at end of period,
     in thousands (1):
     Pawn stores                               $  3,313   $  2,974   $  3,414
     Payday advance stores
       (excluding Cash & Go, Ltd.)               12,031     10,967      8,609
     Cash & Go, Ltd. joint venture kiosks         1,868      1,524      1,736

   Average inventory per pawn store            $     97   $     90   $     97
   Annualized inventory turnover                    3.2x       3.1x       2.8x

   Annualized yield (2):
     Pawn receivables                               158%       156%       158%
     Short-term advance receivables,
       net of loss provision                        324%       326%       319%

   Net loss provision on short-term advance
     receivables and CSO loans as a percentage
     of service fees (1)                             23%        21%        23%

   Locations in operation (excluding
     joint venture kiosks):
     Beginning of the year                          284        235        190
     Opened                                          50         52         47
     Consolidated/Closed                             (6)        (3)        (2)
     End of the year                                328        284        235

   Number of locations at end of period:
     Pawn-only stores                               157        127         89
     Pawn stores also offering payday
       advances (3)                                  69         70         71
     Payday advance stores (3)                      102         87         75
     Cash & Go, Ltd. joint venture
       kiosks (3)                                    40         40         40

   Average receivables and CSO loan
     balances per location at end of
     period, in thousands:
     Pawn receivables in pawn stores           $    121   $    119   $    125
     Short-term advances in pawn stores (1)          48         43         47
     Short-term advances in payday advance
       stores (excluding Cash & Go, Ltd.) (1)       118        126        115
     Short-term advances in Cash & Go, Ltd.
       joint venture kiosks (1)                      47         38         43

   Average outstanding loan transactions:
     Pawn receivables                          $     95   $     85   $     85
     Short-term advance receivables                 364        391        381
     CSO loans held by independent
       third-party lender (1)                       454          -          -


   (1) Short-term advance amount includes payday loans recorded on the Company's balance sheet and the principal portion of active CSO loans outstanding from the independent third-party lender, the balance of which is not included on the Company's balance sheet.

   (2) The annualized yield on pawn receivables is calculated by dividing total pawn service fees by the average quarterly pawn receivable balance for the year. The annualized yield, net of loss provision, for short-term advances is calculated by dividing total short-term advance service fees, net of the short-term advance loss provision, by the average quarterly short-term advance receivable balance for the year. The annualized yield calculation for short-term advances does not include credit services fees or the related credit services loss provision.

   (3) Includes locations where payday advances are provided through the CSO program.

      Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the periods reported, the Company has not had store expansions that involved a significant change in the size of retail showrooms, and accordingly, no expanded stores have been excluded from the same-store calculations. Sales of scrap jewelry are included in same-store revenue calculations. Revenues from the Cash & Go, Ltd., kiosks are included in same-store calculations for 2005 as the revenues from the kiosks were included in the consolidated revenues for fiscal 2004.

      Although the Company has had significant increases in revenues due primarily to new store openings, the Company has also incurred increases in operating expenses attributable to the additional stores, and increases in administrative expenses attributable to building a management team and the support personnel required by the Company's growth. Store operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment depreciation, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the salaries of corporate officers, area supervisors and other management, accounting and administrative costs, liability and casualty insurance, professional services fees and stockholder-related expenses.

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2005       2004       2003
                                                -------    -------    -------
 Income statement items as a percent
 of total revenues:
   Revenues:
     Merchandise sales                             49.2%      48.2%      48.0%
     Pawn service fees                             19.6       19.3       19.8
     Short-term advance and credit services fees   29.3       30.1       29.5
     Check cashing fees                             1.4        1.7        1.9
     Other                                          0.5        0.7        0.8

   Cost of Revenues:
     Cost of goods sold                            29.7%      29.0%      28.3%
     Short-term advance and credit services
       loss provision                               6.6        6.4        6.8
     Check cashing returned items expense           0.1        0.1        0.2

   Expenses:
     Store operating expenses                      32.5%      34.0%      35.6%
     Administrative expenses                        9.3        9.9       10.2
     Depreciation                                   2.8        2.3        2.1
     Interest expense                                 -          -        0.3
     Interest income                               (0.2)         -       (0.4)

   Merchandise sales gross profit                  39.6%      40.0%      41.1%

   Short-term advance and credit services loss
     provision as a percentage of short-term
     advance and credit services fees               22.7%     21.4%      23.0%

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

      Receivables and income recognition - Receivables on the balance sheet consist of pawn and short-term advances. Pawns are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan has a term of thirty days. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral (inventory), which is held for sale. The Company accrues short-term advance service fees on a constant-yield basis over the term of the short-term advance. Short-term advances have terms that range from seven to thirty-one days. The Company recognizes credit services fees, which are collected from the customer at the inception of the credit services agreement, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for collected, but unearned, credit services fees received from its customers.

      Short-term advance and credit services loss provision - An allowance is provided for losses on active short-term advances and service fees receivable based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service fees receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service fees receivable as of the default date, leaving only active advances in the reported balance. Net defaults and changes in the short-term advance allowance are charged to the short-term advance loss provision. Under the CSO program, letters of credit issued by FCC to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2005 was $11,969,000. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records in the short-term advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. This fair value estimate is based in part upon the Company's historical credit losses for the short-term advance product, which the Company considers to be a similar credit risk.

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

      Long-lived assets  -  Property,  plant and  equipment  and  non-current
 assets  are  reviewed   for  impairment  whenever   events  or  changes   in
 circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset.
 Management does not believe any of these assets have been impaired at December 31, 2005. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Management has determined that goodwill has not been impaired at December 31, 2005.

      Stock-based compensation - In December 2004, the FASB issued Statement No. 123(R), Share Based Payments ("FAS 123(R)"). This statement, which becomes effective for the Company beginning January 2006, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. In January 2005, the Company issued options to purchase 4,152,000 shares of common stock to certain employees and directors under its existing stock option plans. These options were issued in seven equal layers to each recipient with exercise prices for the layers set at $12.50, $15.00, $17.50, $20.00, $22.50, $25.00 and $27.50. In
 December 2005, the Company issued options to purchase 1,706,000 shares of common stock to certain employees and directors under its existing stock option plans. These options were issued in three equal layers to each recipient with exercise prices for the layers set at $15.00, $17.00 and $19.00. All of the options granted in 2005 were fully-vested as of the date of grant, and accordingly, the Company will record share-based compensation expense related to these options when FAS 123(R) is adopted. The Company designed the terms and conditions of this option grant in a manner so as to provide meaningful long-term performance-based incentives for the management team and to reduce future share-based compensation expense under FAS 123(R). In June 2005, 1,716,000 of the options issued in January 2005, and still outstanding, were canceled. These options had exercise prices ranging from $22.50 to $27.50. The Company anticipates that it will record share-based compensation expense in 2006 of approximately $690,000 related to the vesting of other previously issued options. Approximately $625,000 of the estimated 2006 equity compensation expense will be recorded in the quarter ended March 31, 2006, which relates primarily to options with accelerated vesting features that are expected to be triggered due to an increase in the Company's stock price. The remaining $65,000 of expected 2006 equity compensation expense will be recorded ratably in the second, third, and fourth quarters of 2006.

 Results of Operations

 Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

      The following table (amounts shown in thousands) details the components of revenues for the fiscal year ended December 31, 2005 ("Fiscal 2005"), as compared to the fiscal year ended December 31, 2004 ("Fiscal 2004"):

                                           Fiscal Year Ended December 31,
                                           ------------------------------
                                        2005       2004     Increase/Decrease
                                      --------    --------  -----------------
  Domestic revenues:
    Merchandise sales                $  57,174   $  55,307    $  1,867    3%
    Scrap jewelry sales                  7,230       7,787        (557)  (7%)
    Pawn service fees                   25,429      23,887       1,542    6%
    Short-term advance and
      credit services fees              60,881      54,123       6,758   12%
    Check cashing fees                   2,900       3,030        (130)  (4%)
    Other                                1,035       1,252        (217) (17%)
                                      --------    --------     -------
                                     $ 154,649   $ 145,386    $  9,263    6%
                                      ========    ========     =======
  Foreign revenues:
    Merchandise sales                   24,165      14,774       9,391   64%
    Scrap jewelry sales                 13,570       8,877       4,693   53%
    Pawn service fees                   15,391      10,776       4,615   43%
                                      --------    --------     -------
                                     $  53,126   $  34,427    $ 18,699   54%
                                      ========    ========     =======
  Total revenues:
    Merchandise sales                   81,339      70,081      11,258   16%
    Scrap jewelry sales                 20,800      16,664       4,136   25%
    Pawn service fees                   40,820      34,663       6,157   18%
    Short-term advance and
      credit services fees              60,881      54,123       6,758   12%
    Check cashing fees                   2,900       3,030        (130)  (4%)
    Other                                1,035       1,252        (217) (17%)
                                      --------    --------     -------
                                     $ 207,775   $ 179,813    $ 27,962   16%
                                      ========    ========     =======

      The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term advance and credit services fees, totaled $18,657,000 for Fiscal 2005. Same-store revenues (stores that were in operation during all of the year of both Fiscal 2004 and Fiscal 2005) increased 6% or $10,885,000 for Fiscal 2005 as compared to Fiscal 2004. Revenues generated by the 102 new pawn and payday advance stores that have opened since January 1, 2004 increased by $18,175,000, compared to Fiscal 2004.

      The following table (amounts shown in thousands) details the pawn and short-term advance receivable balances as of December 31, 2005, as compared to December 31, 2004:

                                              Balance at December 31,
                                              -----------------------
                                        2005       2004     Increase/Decrease
                                      --------    --------  -----------------
 Domestic receivables:
   Pawn receivables                  $  18,603   $  16,707    $  1,896   11%
   Short-term advance receivables        6,488      15,465      (8,977) (58%)
   CSO loans held by independent
     third-party lender (1)             10,724           -      10,724    -
                                      --------    --------     -------
                                     $  35,815   $  32,172    $  3,643   11%
                                      ========    ========     =======
 Foreign receivables:
   Pawn receivables                  $   8,711   $   6,722    $  1,989   30%
                                      ========    ========     =======
 Total receivables:
   Pawn receivables                     27,314      23,429       3,885   17%
   Short-term advance receivables        6,488      15,465      (8,977) (58%)
   CSO loans held by independent
     third-party lender (1)             10,724           -      10,724    -
                                      --------    --------     -------
                                     $  44,526   $  38,894    $  5,632   14%
                                      ========    ========     =======

     (1) CSO loans include the principal portion of active CSO loans outstanding from an independent third-party lender, the balance of which is not included on the Company's balance sheet.

      Of the $3,885,000 total increase in pawn receivables, $2,639,000 was attributable to the growth at the stores that were in operation as of December 31, 2005 and 2004, and $1,246,000 was attributable to the 35 new pawn stores opened since December 31, 2004, all of which were located in Mexico. The decrease in short-term advance receivables was due primarily to the introduction of the credit services program in the Company's Texas locations, and the resulting discontinuation of the short-term advance product in Texas during the second half of Fiscal 2005. As a result, short-term advance receivables in the Company's Texas locations, including the Cash & Go, Ltd., joint venture kiosks, decreased from $8,826,000 at December 31, 2004, to zero at December 31, 2005. As of December 31, 2005, the Company's credit services customers had current loans outstanding with the Independent Lender in the amount of $10,724,000. Short-term advance receivables in the Company's non-Texas locations decreased from $6,638,000 at December 31, 2004, to $6,488,000 at December 31, 2005. The Company's loss reserve on short-term advance receivables decreased from $552,000 at December 31, 2004, to $242,000 at December 31, 2005 as a result of the decrease in outstanding short-term advance receivables. Under the CSO program, letters of credit issued by FCC to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The estimated loss reserve under the letters of credit, net of anticipated recoveries from customers, is $456,000, which is included as a component of the Company's accrued expenses on its consolidated balance sheets.

      Gross profit margins on total merchandise sales were 40% during Fiscal 2005 and Fiscal 2004. Retail merchandise margins, which exclude scrap jewelry sales, were 44% during Fiscal 2005 and Fiscal 2004. Profit margins on scrap jewelry sales were 22% during Fiscal 2005 and Fiscal 2004. The Company's payday advance and credit services loss provision increased from 21% of short-term advance and credit services fee revenues during Fiscal 2004 to 23% during Fiscal 2005. During the Second Quarter of 2005, the Company initiated a program to sell selected payday advance receivables which have been previously written-off. The Company realized approximately $1,569,000 from sales of receivables written-off in 2004 and prior during Fiscal 2005. This amount was recorded as a reduction to the short-term advance and credit services loss provision. It is anticipated that such sales of selected charged-off receivables, along with the implementation of other collection improvement initiatives, will continue into future periods for the purpose of ongoing reduction of the payday advance and credit services loss provision.

      Store operating expenses increased 10% to $67,430,000 during Fiscal 2005 compared to $61,063,000 during Fiscal 2004, primarily as a result of the net addition of 93 pawn and check cashing/short-term advance stores since January 1, 2004, which is a 40% increase in the store count. Administrative expenses increased 9% to $19,412,000 during Fiscal 2005 compared to $17,837,000 during Fiscal 2004, which is primarily attributable to increased costs related to variable management and supervisory compensation expense and increased professional services fees. The Company had no interest expense during Fiscal 2005 as it had no interest-bearing debt outstanding during the year. Interest income increased from $67,000 in Fiscal 2004 to $317,000 in Fiscal 2005, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For Fiscal 2005 and 2004, the Company's effective federal income tax rates of 36% and 37%, respectively, differed from the statutory tax rate of approximately 35% and 34%, respectively, primarily as a result of state income taxes.

 Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

      The following table (amounts shown in thousands) details the components of revenues for the fiscal year ended December 31, 2004 ("Fiscal 2004"), as compared to the fiscal year ended December 31, 2003 ("Fiscal 2003"):

                                           Fiscal Year Ended December 31,
                                           ------------------------------
                                        2004       2003     Increase/Decrease
                                      --------    --------  -----------------
  Domestic revenues:
    Merchandise sales                $  55,307   $  52,477    $  2,830    5%
    Scrap jewelry sales                  7,787       5,834       1,953   33%
    Pawn service fees                   23,887      21,542       2,345   11%
    Short-term advance fees (1)         54,123      42,939      11,184   26%
    Check cashing fees (1)               3,030       2,749         281   10%
    Other (1)                            1,252       1,168          84    7%
                                      --------    --------     -------
                                     $ 145,386   $ 126,709    $ 18,677   15%
                                      ========    ========     =======
  Foreign revenues:
    Merchandise sales                   14,774       7,390       7,384  100%
    Scrap jewelry sales                  8,877       4,107       4,770  116%
    Pawn service fees                   10,776       7,262       3,514   48%
                                      --------    --------     -------
                                     $  34,427   $  18,759    $ 15,668   84%
                                      ========    ========     =======
  Total revenues:
    Merchandise sales                   70,081      59,867      10,214   17%
    Scrap jewelry sales                 16,664       9,941       6,723   68%
    Pawn service fees                   34,663      28,804       5,859   20%
    Short-term advance fees (1)         54,123      42,939      11,184   26%
    Check cashing fees (1)               3,030       2,749         281   10%
    Other (1)                            1,252       1,168          84    7%
                                      --------    --------     -------
                                     $ 179,813   $ 145,468    $ 34,345   24%
                                      ========    ========     =======

 (1) Effective December 31, 2003, when the Company adopted FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the Company included the balance sheet accounts of Cash & Go, Ltd., in its consolidated financial statements. The consolidated operating results for Fiscal 2004 include the operating results of Cash & Go, Ltd.; which include short-term advance fees, check cashing fees and other revenues of $5,059,000, $545,000 and $75,000, respectively.

      Same-store revenues (stores that were in operation during all of the year of both Fiscal 2003 and Fiscal 2004) increased 10% or $14,056,000 for Fiscal 2004 as compared to Fiscal 2003. Revenues generated by the 99 new pawn and payday advance stores that have opened since January 1, 2003 increased by $15,934,000, compared to Fiscal 2003. An increase in revenues of $5,679,000 was related to the consolidation of the 40 Cash & Go, Ltd. kiosks.

      The following table (amounts shown in thousands) details the pawn and short-term advance receivable balances as of December 31, 2004, as compared to December 31, 2003:

                                              Balance at December 31,
                                              -----------------------
                                        2004       2003     Increase/Decrease
                                      --------    --------  -----------------

 Domestic receivables:
   Pawn receivables                  $  16,707   $  15,695    $  1,012    6%
   Short-term advance receivables       15,465      13,759       1,706   12%
                                      --------    --------     -------
                                     $  32,172   $  29,454    $  2,718    9%
                                      ========    ========     =======
 Foreign receivables:
   Pawn receivables                  $   6,722   $   4,342    $  2,380    55%
                                      ========    ========     =======
 Total receivables:
   Pawn receivables                     23,429      20,037       3,392   17%
   Short-term advance receivables       15,465      13,759       1,706   12%
                                      --------    --------     -------
                                     $  38,894   $  33,796    $  5,098   15%
                                      ========    ========     =======

      Of the $3,392,000 total increase in pawn receivables, $2,082,000 was attributable to the growth at the stores that were in operation as of December 31, 2004 and 2003, and $1,310,000 was attributable to the 40 new pawn stores opened since December 31, 2003, all of which were located in Mexico. Of the $1,706,000 total increase in short-term advance receivables, a same-store increase of $1,146,000 was attributable to the growth in short-term advance receivable balances at the stores that were in operation as of December 31, 2004 and 2003 and an increase of $560,000 was attributable to the 12 new payday advance stores opened since December 31, 2003. The Company's loss reserve on short-term advance receivables increased from $497,000 at December 31, 2003, to $552,000 at December 31, 2004.

      Gross profit margins on total merchandise sales were 40% during Fiscal 2004 compared to 41% during Fiscal 2003. This decrease was primarily the result of the increased mix of non-retail bulk sales of scrap jewelry, which is typically sold at lower profit margins. Retail merchandise margins, which exclude bulk scrap jewelry sales, decreased from 45% during Fiscal 2003 compared to 44% during Fiscal 2004. Scrap jewelry sales increased 68% to $16,664,000 for Fiscal 2004 compared to $9,941,000 for Fiscal 2003. Profit margins on scrap jewelry sales were 22% during Fiscal 2004 compared to 18% during Fiscal 2003. The Company's loss provision relating to short-term advances increased from $9,879,000 in Fiscal 2003 to $11,559,000 in Fiscal 2004. As a percentage of short-term advance and credit services fee revenue, the loss provision decreased from 23% during Fiscal 2003 to 21% during Fiscal 2004. This decrease was due in part to the consolidation of the Cash & Go, Ltd., joint venture, which is a more mature group of stores with a lower than average loss provision expense.

      Store operating expenses increased 18% to $61,063,000 during Fiscal 2004 compared to $51,814,000 during Fiscal 2003, primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and the net addition of 49 pawn and payday advance stores in Fiscal 2004, which is a 21% increase in store count. Administrative expenses increased 20% to $17,837,000 during Fiscal 2004 compared to $14,807,000 during Fiscal 2003 primarily as a result of the consolidation of Cash & Go, Ltd.'s operating results and increased costs related to additional administrative personnel, professional services fees, and other expenses necessary to support the Company's growth strategy and increase in store counts. Interest expense decreased to $73,000 in Fiscal 2004 compared to interest expense of $472,000 in Fiscal 2003 as a result of lower average outstanding debt balances during Fiscal 2004. Interest income decreased from $595,000 in Fiscal 2003 to $67,000 in Fiscal 2004, due primarily to the elimination of interest income associated with the consolidation of Cash & Go, Ltd.

      For Fiscal 2004 and 2003, the Company's effective federal income tax rates of 37% and 38%, respectively, differed from the statutory tax rate of approximately 34% primarily as a result of state and foreign income taxes.

 Liquidity and Capital Resources

      As of December 31, 2005, the Company's primary sources of liquidity were $42,741,000 in cash and cash equivalents, $37,978,000 in receivables, $21,987,000 in inventories and $25,000,000 of available and unused funds under the Company's line of credit. The Company had working capital of $93,506,000 as of December 31, 2005, and total equity exceeded total liabilities by a ratio of 7 to 1. The Company's operations and store openings have been financed with funds generated primarily from operations.

      The Company maintains a long-term line of credit with two commercial lenders ("the Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007 and bears interest at the prevailing LIBOR rate (which was approximately 4.4% at December 31,
 2005) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2005, no amounts were outstanding under the Credit Facility and the Company had $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2005, and March 13, 2006. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      Net cash provided by operating activities of the Company during the year ended December 31, 2005, was $42,095,000, consisting primarily of net income of $25,383,000 plus non-cash adjustments for depreciation, the short-term advance loss provision, and the tax benefit from the exercise
 of   employee  stock  options  of  $5,804,000,  $7,118,000,  and  $2,066,000, respectively. Net changes in operating assets and liabilities increased cash provided by operating activities in the amount of $1,724,000. Net cash used by investing activities during the year ended December 31, 2005, was $16,799,000, which was primarily comprised of net cash outflows from pawn receivables activity of $6,665,000, net cash inflows from short-term advance receivables activity of $1,859,000, and cash paid for fixed asset additions of $11,993,000. Net inflows from short-term advance activity were due to the reduction in outstanding short-term advances in the Company's Texas locations resulting from the introduction of the credit services program. The opening of 50 new stores and the purchases of corporate fixed assets during Fiscal 2005 contributed significantly to the volume of fixed asset
 additions.   Net cash used by financing activities was $8,787,000 during the year ended December 31, 2005, which consisted of purchases of treasury stock in the amount of $11,404,000, net of proceeds from exercises of stock options and warrants of $2,617,000.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows, although in the Statements of Cash Flows these are classified as investing cash flows. For Fiscal 2005, total cash flows from operations were $42,095,000 while net cash outflows related to pawn receivables activity was $6,665,000 and the net cash inflows related to short-term advance receivables activity was $1,859,000. The combined net cash flows from operations and pawn and short-term advance receivables totaled $37,289,000 for Fiscal 2005. For Fiscal 2004, total cash flows from operations were $44,128,000 while net cash outflows related to pawn receivables and short-term advance receivables were $4,728,000 and $13,265,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $26,135,000 for Fiscal 2004. For Fiscal 2003, cash flows from operations were $32,606,000, and net cash outflows related to pawn receivables and short-term advance receivables were $4,635,000 and $11,211,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $16,760,000 for Fiscal 2003.

      The profitability and liquidity of the Company is affected by the amount of pawn loans outstanding, which is controlled in part by the Company's lending decisions. The Company is able to influence the frequency of pawn redemptions by increasing or decreasing the amount pawned in relation to the resale value of the pledged property. Tighter credit decisions generally result in smaller pawns in relation to the estimated resale value of the pledged property and can thereby decrease the Company's aggregate pawn balance and, consequently, decrease pawn service fees. Additionally, small advances in relation to the pledged property's estimated resale value tend to increase pawn redemptions and improve the Company's liquidity. Conversely, providing larger pawns in relation to the estimated resale value of the pledged property can result in an increase in the Company's pawn service charge income. Also, larger average pawn balances can result in an increase in pawn forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. The Company's renewal policy allows customers to renew pawns by repaying all accrued service fees on such pawns, effectively creating a new pawn transaction.

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

      In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity. Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 2006. The Company has no significant capital commitments. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

      The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. During fiscal 2006, the Company currently plans to open approximately 60 to 70 new stores, comprised of both payday advance locations, primarily located in Texas and Michigan, and pawnshops, primarily in Mexico. This expansion is expected to be funded entirely through operating cash flows. While the Company continually looks for and is presented with potential acquisition candidates, the Company has no definitive plans or commitments for further acquisitions. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company will seek additional financing, the terms of which will be negotiated on a case-by-case basis.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 2005 totaled $45,165,000, an increase of 22% compared to $37,046,000 for Fiscal 2004. The EBITDA margin, which is EBITDA as a percentage of revenues, for Fiscal 2005 was 21.7%, compared to 20.6% for the comparable prior year period.

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

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2005       2004       2003
                                                -------    -------    -------
      Net income before change
        in accounting principle                $ 25,383   $ 20,706   $ 15,332

      Adjustments:
        Interest income, net of
          interest expense                         (317)         6       (123)
        Depreciation                              5,804      4,173      3,019
        Income taxes                             14,295     12,161      9,397
                                                -------    -------    -------
      Earnings before interest, income
        taxes, depreciation and amortization   $ 45,165   $ 37,046   $ 27,625
                                                =======    =======    =======
 Contractual Commitments

      A tabular disclosure of contractual obligations at December 31, 2005, including Cash & Go, Ltd., is as follows:

                                        Payments due by period
                           -----------------------------------------------
                                            (in thousands)
                                       Less                         More
                                      than 1    1 - 3     3 - 5     than 5
                            Total      year     years     years     years
                            ------    ------    ------    ------    ------
  Operating leases         $52,440   $13,909   $22,642   $10,833   $ 5,056
  Employment and
    consulting contracts
    for officers and
    directors                8,700     1,550     3,100     2,050     2,000
                            ------    ------    ------    ------    ------
      Total                $61,140   $15,459   $25,742   $12,883   $ 7,056
                            ======    ======    ======    ======    ======

 Off-Balance Sheet Arrangements

  As of December 31, 2005, the Company had no off-balance sheet arrangements.

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

 Recent Accounting Pronouncements

      See discussion in Note 2 of Notes to Consolidated Financial Statements.


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

 Interest Rate Risk

      The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term line of credit. As of March 13, 2006, the line of credit did not have an outstanding balance; therefore, the Company's interest rate risk for 2006 is immaterial.

      The Company's cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a materially adverse effect on the Company's operating results, financial condition, or cash flows.

 Foreign Currency Risk

      The Company bears certain exchange rate risks from its operations in Mexico as approximately $3,304,000 of the Company's pawn loans in Mexico at December 31, 2005 were contracted and expected to be settled in Mexican pesos. The Company also maintained certain peso-denominated bank balances at December 31, 2005, which converted to a U.S. dollar equivalent of $2,570,000. A 10% increase in the peso to U.S. dollar exchange rate would increase the Company's foreign currency translation exposure on its pawn loan balance and cash by approximately $300,000 and $234,000, respectively.

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

 Item 9.   Changes in and Disagreements with Accountants on Accounting and
 -------------------------------------------------------------------------
 Financial Disclosure
 --------------------

      There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the Company and Hein & Associates LLP requiring disclosure hereunder.


 Item 9a.  Controls and Procedures
 ---------------------------------

 Evaluation of Disclosure Controls and Procedures

      The Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year that ended on December 31, 2005. Based on their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Exchange Act.

      The CEO and CFO also participated in an evaluation by the management of any changes in the internal control over financial reporting that occurred during the year ended December 31, 2005. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, the internal control over financial reporting.

 Management's Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the Company's published financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

      We have audited management's assessment, included in the accompanying management's report on internal controls, that First Cash Financial
 Services, Inc., maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

      We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and our report dated March 13, 2006 expressed an unqualified opinion thereon.

 Hein & Associates LLP
 Dallas, Texas
 March 13, 2006

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


 Item 12.  Security Ownership of Certain Beneficial Owners and Management and
 ----------------------------------------------------------------------------
 Related Stockholder Matters
 ---------------------------

 Equity Compensation Plan Information

      The following table gives information about the Company's common stock that may be issued upon the exercise of options under shareholder-approved plans, including its 1990 Stock Option Plan, its 1999 Stock Option Plan, and its 2004 Long-Term Incentive Plan as of December 31, 2005. Additionally, the Company issues warrants to purchase shares of common stock to certain key members of management, members of the Board of Directors that are not employees or officers, and to other third parties. The issuance of warrants is not approved by shareholders, and each issuance is generally negotiated between the Company and such recipients. The issuance of warrants to outside consultants is accounted for using the fair value method prescribed by SFAS No. 123.

                           Number of                     Number of securities
                         securities to      Weighted     remaining available
                         be issued upon     average      for future issuance
                          exercise of    exercise price      under equity
                          outstanding    of outstanding      compensation
                            options,        options,       plans (excluding
                          warrants and    warrants and   securities reflected
                            rights           rights          in column A)
 Plan Category               (A)              (B)                (C)
 -------------               ---              ---                ---
 Equity Compensation
   Plans Approved by
   Security Holders      5,373,850          $ 14.17              213,710
 Equity Compensation
   Plans Not Approved
   by Security Holders   1,257,200             2.94                    -
                         ---------                             ---------
     Total               6,631,050          $ 12.04              213,710
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


 Item 14.  Principal Accounting Fees and Services
 ------------------------------------------------

      The information required by this item is incorporated by reference from the information provided in the Company's Proxy Statement under the discussion of the Company Audit Committee and under the item regarding shareholder ratification of the Company's independent accountants.

                                   PART IV
                                   -------

 Item 15.  Exhibits and Financial Statement Schedules
 ----------------------------------------------------
      (a)  The following documents are filed as a part of this report:

       (1) Consolidated Financial Statements:
           Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets
           Consolidated Statements of Income
           Consolidated Statements of Cash Flows
           Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements

       (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

       (3) Exhibits:
           3.1(7)     Amended Certificate of Incorporation
           3.2(5)     Amended Bylaws
           4.1(2)     Common Stock Specimen
           10.1(1)    First Cash, Inc. 1990 Stock Option Plan
           10.2(8)    Consulting Agreement - Phillip E. Powell
           10.3(8)    Employment Agreement - Rick L. Wessel
           10.4(8)    Employment Agreement - Alan Barron
           10.5(3)    Acquisition Agreement - Miraglia, Inc.
           10.6(4)    Acquisition Agreement for Twelve Pawnshops
                      in South Carolina
           10.7(4)    Acquisition Agreement for One Iron Ventures, Inc.
           10.8(4)    First Cash Financial Services, Inc. 1999 Stock
                      Option Plan
           10.9(6)    Executive Incentive Compensation Plan
           10.10(7)   2004 Long-Term Incentive Plan
           14.1(8)    Code of Ethics
           21.1(9)    Subsidiaries
           23.1(9)    Consent of Independent Registered Public Accounting
                      Firm, Deloitte & Touche LLP
           23.2(9)    Consent of Independent Registered Public Accounting
                      Firm, Hein & Associates LLP
           31.1(9)    Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
           31.2(9)    Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1(9)    Certification of Chief Executive Officer and Chief
                      Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002

 (1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
 (3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
 (4) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
 (5) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
 (6) Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 30, 2003.
 (7) Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 29, 2004.
 (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0 - 19133) and incorporated herein by reference.
 (9)  Filed herewith.

                                  SIGNATURES
                                  ----------

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CASH FINANCIAL SERVICES, INC.

 Dated: March 13, 2006         /s/ J. ALAN BARRON
                               --------------------------------------------
                               J. Alan Barron
                               Chief Executive Officer
                               (Principal Executive Officer)

 Dated: March 13, 2006         /s/ R. DOUGLAS ORR
                               --------------------------------------------
                               R. Douglas Orr
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                 Capacity                     Date
          ---------                 --------                     ----

    /s/ PHILLIP E. POWELL      Chairman of the Board         March 13, 2006
    ----------------------
    Phillip E. Powell

    /s/ RICK L. WESSEL         Vice Chairman of the Board,   March 13, 2006
    ----------------------     President, Secretary and
    Rick L. Wessel             Treasurer

    /s/ JOE R. LOVE            Director                      March 13, 2006
    ----------------------
    Joe R. Love

    /s/ RICHARD T. BURKE       Director                      March 13, 2006
    ----------------------
    Richard T. Burke

    /s/ TARA MACMAHON          Director                      March 13, 2006
    ----------------------
    Tara MacMahon

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.



 We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2005 and
 December 31, 2004, and the consolidated results of their operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated
 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


 Hein & Associates LLP
 Dallas, Texas
 March 13, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.


 We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of First Cash Financial Services, Inc., and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of First Cash Financial Services, Inc., and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

 As described in Note 3, effective December 31, 2003, in connection with the adoption of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company consolidated into its financial statements its 50% owned joint venture, Cash & Go, Ltd.

 As described in Note 2, the consolidated statement of cash flows for the period ended December 31, 2003, has been restated.


 DELOITTE & TOUCHE LLP
 Fort Worth, Texas
 March 8, 2004 (October 8, 2004 as to the effects of the restatement described in the last paragraph of Note 2)

                     FIRST CASH FINANCIAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  December 31,  December 31,
                                                      2005          2004
                                                    -------        -------
                                             (in thousands, except share data)
                    ASSETS

 Cash and cash equivalents......................   $ 42,741       $ 26,232
 Service fees receivable........................      4,176          4,512
 Pawn receivables...............................     27,314         23,429
 Short-term advance receivables, net of
   allowance of $242 and $552, respectively.....      6,488         15,465
 Inventories....................................     21,987         17,644
 Prepaid expenses and other current assets......      5,430          3,649
                                                    -------        -------
  Total current assets .........................    108,136         90,931

 Property and equipment, net....................     23,565         17,376
 Goodwill.......................................     53,237         53,237
 Other..........................................      1,016            799
                                                    -------        -------
     Total assets ..............................   $185,954       $162,343
                                                    =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable ..............................   $    908       $    856
 Accrued liabilities............................     13,722          8,686
                                                    -------        -------
  Total current liabilities ....................     14,630          9,542

 Deferred income taxes payable..................      8,616          8,755
                                                    -------        -------
     Total liabilities .........................     23,246         18,297
                                                    -------        -------
 Commitments and contingencies  (Notes 2 and 10)

 Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding.................................          -              -
  Common stock; $.01 par value; 90,000,000
    shares authorized; 33,900,860 and 33,223,910
    shares issued, respectively; 31,502,472 and
    31,978,480 shares outstanding, respectively         170            166
  Additional paid-in capital ...................     83,235         78,556
  Retained earnings ............................    102,823         77,440
  Common stock in treasury, 2,398,388 and
    1,245,430 shares at cost, respectively          (23,520)       (12,116)
                                                    -------        -------
      Total stockholders' equity................    162,708        144,046
                                                    -------        -------
      Total liabilities and stockholders' equity   $185,954       $162,343
                                                    =======        =======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
                                       (in thousands, except per share amounts)
 Revenues:
    Merchandise sales ....................... $102,139   $ 86,745   $ 69,808
    Pawn service fees .......................   40,820     34,663     28,804
    Short-term advance and credit
      services fees .........................   60,881     54,123     42,939
    Check cashing fees ......................    2,900      3,030      2,749
    Other ...................................    1,035      1,252      1,168
                                               -------    -------    -------
                                               207,775    179,813    145,468
                                               -------    -------    -------
 Cost of revenues:
    Cost of goods sold ......................   61,659     52,056     41,110
    Short-term advance and credit services
      loss provision ........................   13,808     11,559      9,879
    Check cashing returned items expense ....      301        252        233
                                               -------    -------    -------
                                                75,768     63,867     51,222
                                               -------    -------    -------
      Gross profit...........................  132,007    115,946     94,246
                                               -------    -------    -------
 Expenses and other income:
    Store operating expenses ................   67,430     61,063     51,814
    Administrative expenses .................   19,412     17,837     14,807
    Depreciation ............................    5,804      4,173      3,019
    Interest expense ........................        -         73        472
    Interest income .........................     (317)       (67)      (595)
                                               -------    -------    -------
                                                92,329     83,079     69,517
                                               -------    -------    -------
 Income before income taxes .................   39,678     32,867     24,729
    Provision for income taxes ..............   14,295     12,161      9,397
                                               -------    -------    -------
 Income before change in accounting principle   25,383     20,706     15,332
    Cumulative effect of change in accounting
      principle, net of taxes (Note 3).......        -          -       (357)
                                               -------    -------    -------
      Net income............................. $ 25,383   $ 20,706   $ 14,975
                                               =======    =======    =======
 Net income per share (Notes 2 and 4):
    Basic:
      Income before change in accounting
        principle..........................   $   0.81   $   0.66   $   0.55
      Cumulative effect of change in
        accounting principle, net of taxes.          -          -      (0.01)
                                               -------    -------    -------
      Net income...........................   $   0.81   $   0.66   $   0.54
                                               =======    =======    =======
    Diluted:
      Income before change in accounting
        principle..........................   $   0.76   $   0.61   $   0.49
      Cumulative effect of change in
        accounting principle, net of taxes.          -          -      (0.01)
                                               -------    -------    -------
      Net income...........................   $  0.76    $   0.61   $   0.48
                                               =======    =======    =======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
                                                       (in thousands)

 Cash flows from operating activities:
   Income before change in accounting
     principle .............................. $ 25,383   $ 20,706   $ 15,332
   Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation ..........................    5,804      4,173      3,019
      Short-term advance loss provision .....    7,118     11,559      9,878
      Stock option and warrant income tax
        benefit .............................    2,066      8,736      5,408
   Changes in operating assets and
    liabilities, net of effect of Cash & Go,
    Ltd. consolidation:
      Service fees receivable ...............      336       (594)      (553)
      Inventories ...........................   (1,563)      (720)      (718)
      Prepaid expenses and other assets .....   (2,832)      (530)       167
      Accounts payable and accrued
        liabilities .........................    5,088     (1,344)       545
      Current and deferred income taxes .....      695      2,142       (472)
                                               -------    -------    -------
    Net cash flows from operating activities    42,095     44,128     32,606
                                               -------    -------    -------
 Cash flows from investing activities:
   Pawn receivables, net ....................   (6,665)    (4,728)    (4,635)
   Short-term advance receivables, net ......    1,859    (13,265)   (11,211)
   Purchases of property and equipment ......  (11,993)    (7,131)    (5,202)
   Cash from consolidation of Cash & Go, Ltd.        -          -      2,103
   Net decrease in receivable from
     Cash & Go, Ltd .........................        -          -      2,633
                                               -------    -------    -------
   Net cash flows from investing activities    (16,799)   (25,124)   (16,312)
                                               -------    -------    -------
 Cash flows from financing activities:
   Proceeds from debt .......................        -     10,000          -
   Repayments of debt .......................        -    (16,000)   (23,502)
   Decrease in notes receivable from officers        -          -      4,228
   Purchases of treasury stock ..............  (11,404)   (13,463)         -
   Proceeds from exercise of stock options
     and warrants ...........................    2,617     10,844      6,092
                                               -------    -------    -------
   Net cash flows from financing activities     (8,787)    (8,619)   (13,182)
                                               -------    -------    -------

 Change in cash and cash equivalents ........   16,509     10,385      3,112

 Cash and cash equivalents at beginning
   of the year...............................   26,232     15,847     12,735
                                               -------    -------    -------
 Cash and cash equivalents at end of the year $ 42,741    $26,232   $ 15,847
                                               =======    =======    =======

 Supplemental disclosure of
   cash flow information:
   Cash paid during the year for:
    Interest ................................ $      -   $     70   $    498
                                               =======    =======    =======
    Income taxes ............................ $ 11,380   $  1,356   $  4,256
                                               =======    =======    =======

                     FIRST CASH FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
                                                       (in thousands)
 Supplemental disclosure of non-cash
  operating, investing and financing
  activities:
   Non-cash transactions in connection with
    consolidation of Cash & Go, Ltd.:
      Fair market value of assets
        consolidated ........................ $      -   $      -   $  4,648
      Less assumption of liabilities
        from consolidation ..................        -          -     (5,791)
                                               -------    -------    -------
 Net liabilities resulting from consolidation $      -   $      -   $ (1,143)
                                               =======    =======    =======
   Non-cash transactions in connection with
     pawn receivables collateral forfeited
     and transferred to inventories ......... $ 42,241   $ 35,173   $ 27,112
                                               =======    =======    =======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
                                                       (in thousands)
 Preferred stock...........................          -          -          -
                                               -------    -------    -------
 Common stock:
   Balance at beginning of year ...........   $    166   $    109   $     96
   Exercise of stock options and warrants..          4         15         13
   Cancellation of treasury stock .........          -         (8)         -
   Effect of stock split ..................          -         50          -
                                               -------    -------    -------
        Balance at end of year ............        170        166        109
                                               -------    -------    -------
 Additional paid-in capital:
   Balance at beginning of year ...........     78,556     63,395     51,908
   Exercise of stock options and warrants,
    including income tax benefit of $2,066,
    $8,736, and $5,408, respectively.......      4,679     19,572     11,487
   Cancellation of treasury stock .........          -     (4,354)         -
   Effect of stock split ..................          -        (57)         -
                                               -------    -------    -------
        Balance at end of year ............     83,235     78,556     63,395
                                               -------    -------    -------
 Retained earnings:
   Balance at beginning of year ...........     77,440     56,734     41,759
   Net income .............................     25,383     20,706     14,975
                                               -------    -------    -------
        Balance at end of year ............    102,823     77,440     56,734
                                               -------    -------    -------
 Treasury stock:
   Balance at beginning of year ...........    (12,116)    (3,015)    (3,015)
   Repurchases of treasury stock ..........    (11,404)   (13,463)         -
   Cancellation of treasury stock .........          -      4,362          -
                                               -------    -------    -------
        Balance at end of year ............    (23,520)   (12,116)    (3,015)
                                               -------    -------    -------
 Notes receivable from officers:
   Balance at beginning of year ...........          -          -     (4,228)
   Repayment of notes receivable ..........          -          -      4,228
                                               -------    -------    -------
        Balance at end of year ............          -          -          -
                                               -------    -------    -------

 Total stockholders' equity................   $162,708   $144,046   $117,223
                                               =======    =======    =======

                     The accompanying notes are an integral
                part of these consolidated financial statements.


                       FIRST CASH FINANCIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

      First Cash Financial Services, Inc., (the "Company") was incorporated in Texas on July 5, 1988, and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawns, many of the Company's pawn stores offer short-term advances and credit services. The Company also operates short-term or payday advance stores that provide short-term advances, credit services, check cashing, and other related financial services. As of December 31, 2005, the Company owned and operated 226 pawn stores and 102 payday advance stores. The Company is also a 50% owner of Cash & Go, Ltd., a Texas limited partnership that owns and operates 40 financial services kiosks inside convenience stores.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies followed in the preparation of these financial statements:

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. In addition, effective December 31, 2003, the accompanying consolidated financial statements include the balance sheet accounts of Cash & Go, Ltd., a 50%-owned Texas limited partnership, which owns financial services kiosks inside convenience stores. The operating results of the partnership are included in the consolidated financial statements effective January 1, 2004. All significant intercompany accounts and transactions have been eliminated (see Note 3).

      Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

      Receivables and income recognition - Pawn receivables are secured by the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. The Company accrues short-term advance service fees on a constant-yield basis over the term of the short-term advance. Short-term advances have terms that range from seven to thirty-one days. Effective July 1, 2005, First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, began offering a fee-based credit services organization ("CSO") program to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender"). The Company recognizes credit services fees, which are collected from the customer at the inception of the credit services agreement, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for collected, but unearned, credit services fees received from its customers.

      Short-term advance and credit services loss provision - An allowance is provided on short-term advance receivables and service charge receivables, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service charge receivables. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charge receivable as of the default date. Net defaults and changes in the short-term advance allowance are charged to the short-term advance loss provision. Under the CSO program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the loan. These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2005 was $11,969,000. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

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

      Inventories - Inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

      Property and equipment - Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of thirty-one years for buildings and three to five years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life, if shorter.

      Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

      Long-lived assets  -  Property,  plant and  equipment  and  non-current
 assets  are  reviewed   for  impairment  whenever   events  or  changes   in
 circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Management does not believe any of these assets have been impaired at December 31, 2005. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Management has determined that goodwill has not been impaired at December 31, 2005.

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

      Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2005, 2004 and 2003, was $1,964,000, $2,302,000 and
 $1,567,000, respectively.

      Stock-based compensation - The Company's stock-based employee compensation plans are described in Note 11. The expense recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations are followed in accounting for these plans. No stock-based employee compensation has been charged to earnings because the exercise prices of all stock options granted under these plans have been equal to or greater than the market value of the Company's common stock at the date of the grant. The following presents information about net income and earnings per share as if the Company had applied the fair value expense recognition requirements of Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, to all employee stock options granted under the plan (in thousands, except per share data):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
 Net income, as reported                      $ 25,383   $ 20,706   $ 14,975
 Less: Stock-based employee compensation
   determined under the fair value
   requirements of SFAS 123, net of
   income tax benefits                          11,178      2,716      2,261
                                               -------    -------    -------
 Pro forma net income                         $ 14,205   $ 17,990   $ 12,714
                                               =======    =======    =======
 Earnings per share:
   Basic, as reported                         $   0.81   $   0.66   $   0.54
   Basic, pro forma                           $   0.45   $   0.57   $   0.45

   Diluted, as reported                       $   0.76   $   0.61   $   0.48
   Diluted, pro forma                         $   0.43   $   0.53   $   0.40

      Pursuant to the requirements of SFAS 123, the weighted-average fair value of the individual employee stock options and warrants granted during 2005, 2004 and 2003 have been estimated as $3.72, $4.97 and $2.97, respectively, on the date of the grant. In 2005, 594,000 options were granted with an exercise price equal to the market price of the stock on the date of grant and 5,264,000 options were granted with an exercise price that exceeded the market price on the date of grant ("premium-priced options"). The options granted at market price had a weighted-average exercise price of $12.50 and a weighted-average fair value of $3.46. The premium-priced options had a weighted-average exercise price of $19.89 and a weighted-average fair value price $3.75. All options granted in 2004 and 2003 had an exercise price equal to the market price on the date of grant. The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
      Dividend yield                                -          -          -
      Volatility                                 44.1%      52.7%      54.0%
      Risk-free interest rate                     3.5%       3.5%       3.5%
      Expected life                           4.4 years  5.5 years  7.0 years

      In December 2004, the FASB issued Statement No. 123(R), Share Based Payments. This statement, which becomes effective for the Company beginning January 2006, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments.

      Earnings per share - Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. All share amounts have been retroactively adjusted to give effect to a two-for-one split and three-for-two split of the Company's common stock in February 2006 and March 2004, respectively (see Note 4).

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
    Numerator:
     Net income for calculating
       basic and diluted earnings per share   $ 25,383   $ 20,706   $ 14,975

    Denominator:
     Weighted-average common shares for
       calculating basic earnings per share 31,506 31,507 27,971 Effect of dilutive stock options
       and warrants                              1,719      2,560      3,541
                                               -------    -------    -------
     Weighted-average common shares for
       calculating diluted earnings per share   33,225     34,067     31,512
                                               =======    =======    =======

     Basic earnings per share                 $   0.81   $   0.66   $   0.54
     Diluted earnings per share               $   0.76   $   0.61   $   0.48

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

      Reclassification - Certain amounts for the years ended December 31, 2003 and 2004, have been reclassified in order to conform to the 2005 presentation.

      In addition, the Statement of Cash Flows for the year ended December 31, 2003, was restated to correct the classification of certain transactions between sections of the Statement of Cash Flows. The effect of these reclassifications was to increase net cash flows from operating activities by $16,508,000 from the amount previously reported for 2003 with offsetting reductions to net cash flows from investing and financing activities. The specific adjustment was provided in the Company's amended and restated Annual Report on Form 10-K/A, dated October 8, 2004, for the year ended December 31, 2003.

      Recent accounting  pronouncements  - In  December 2004,  the  Financial
 Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123 - revised 2004 ("SFAS 123R"), Share-Based Payments, which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income.

      The accounting provisions of SFAS 123R will be adopted by the Company using the modified prospective method for reporting periods beginning January 1, 2006. A "modified prospective" method assumes compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The pro forma net income and net income per share amounts for Fiscal 2003 through Fiscal 2005 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards is presented herein. The Company expects to adopt SFAS No. 123R using the modified prospective method, and expects to continue to estimate the fair value of stock options using the Black-Scholes option pricing model so that fair value estimates will be computed on a basis comparable with prior year pro forma compensation expense calculations. The Company estimates that it will record share-based compensation expense in fiscal 2006 of approximately $690,000. Approximately $625,000 of the anticipated 2006 equity compensation expense will be recorded in the quarter ended March 31, 2006, which relates primarily to options with accelerated vesting features that are expected to be triggered due to an increase in the Company's stock price. The remaining $65,000 of expected 2006 equity compensation expense will be recorded ratably in the second, third and fourth quarters of 2006.


 NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

      In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The objective of FIN 46 is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. The consolidation requirements became effective beginning the first period that ended after March 15, 2004; however, the Company elected to adopt the requirements effective December 31, 2003.

      The Company has a 50% ownership interest in a joint venture, Cash & Go, Ltd., a Texas limited partnership, which owns and operates 40 check cashing and financial services kiosks inside convenience stores. The Company funds substantially all of the working capital requirements of Cash & Go, Ltd., in the form of a loan to the joint venture. This loan is callable at any time by the Company; bears interest at the prime rate plus 5%, and, is secured by substantially all of Cash & Go, Ltd.'s assets.

      The Company previously accounted for its share of the joint venture's operating results using the equity method of accounting, as neither joint venture partner had control. Accordingly, through December 31, 2003, the Company recorded its 50% share of the partnership's earnings or losses in its consolidated financial statements. As defined in FIN 46, Cash & Go, Ltd., meets the requirements of a variable interest entity that must be consolidated by the Company. The Company implemented FIN 46 on December 31, 2003, at which time it recorded a change in accounting principle charge of $357,000, net of income tax benefit, which was necessary to recognize the other joint venture partner's share of Cash & Go, Ltd.'s accumulated operating losses as part of the initial consolidation accounting. As of December 31, 2003, and periods thereafter, the Company's consolidated balance sheet includes the assets and liabilities of Cash & Go, Ltd., net of intercompany accounts, including the loan described below, which have been eliminated. For Fiscal 2003, Cash & Go, Ltd. had total revenues of $6,694,000 and total expenses of $6,596,000; resulting in income before taxes of $98,000. The Company's share of income, as accounted for using the equity method through December 31, 2003, was $49,000. The operating results of Cash & Go, Ltd., are included in the Company's consolidated operating results effective for accounting periods beginning January 1, 2004. Summarized financial information for Cash & Go, Ltd., as of December 31, 2003, is as follows:

                                                       December 31, 2003
                                                       -----------------
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
                                                           =======

      Had the Company accounted for its investment in Cash & Go, Ltd., under FIN 46 for the year ended December 31, 2003, the Company's net income would have been as follows (in thousands, except per share data):

                                               Year Ended December 31, 2003
                                               ----------------------------
      Reported net income                                 $ 14,975
      Additional loss related to consolidation
        of Cash & Go, Ltd., net of tax                         387
                                                           -------
        Adjusted net income                               $ 15,362
                                                           =======
      Basic earnings per share:
         Reported net income                              $   0.54
         Adjusted net income                              $   0.55

      Diluted earnings per share:
         Reported net income                              $   0.48
         Adjusted net income                              $   0.49


 NOTE 4 - CAPITAL STOCK

      In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006. All share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.

      In July 2004, the Company's Board of Directors authorized a stock repurchase program to permit future repurchases of up to 3,200,000 shares of the Company's outstanding common stock. During 2005 and 2004, the Company repurchased a total of 1,153,000 and 1,245,000 common shares, respectively, under the stock repurchase program for an aggregate purchase price of $11,404,000 and $12,116,000, respectively, or $9.89 and $9.73 per share, respectively; leaving a balance of 802,000 shares remaining available for repurchase under the plan.

      In March 2004, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend to shareholders of record on March 22, 2004. The additional shares were distributed on April 6, 2004. All share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.


 NOTE 5 - RELATED PARTY TRANSACTIONS

      As of December 31, 2002, the Company had notes receivable outstanding from certain of its officers totaling $4,228,000. Repayment of these notes was completed during Fiscal 2003. The notes bore interest at 3%.


 NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                  December 31,  December 31,
                                                      2005          2004
                                                    -------       -------
        Land                                       $    672      $    672
        Buildings                                     1,002         1,002
        Furniture, fixtures, equipment and
          leasehold improvements                     46,870        35,210
                                                    -------       -------
                                                     48,544        36,884
        Less:  accumulated depreciation             (24,979)      (19,508)
                                                    -------       -------
                                                   $ 23,565      $ 17,376
                                                    =======       =======

 NOTE 7 - ACCRUED LIABILITIES

      Accrued liabilities consist of the following (in thousands):

                                                  December 31,  December 31,
                                                      2005          2004
                                                    -------       -------
      Accrued compensation                         $  3,857      $  3,492
      Layaway deposits                                2,495         2,057
      Third-party lending settlements payable         1,914           781
      Sales and property taxes payable                1,284           910
      Unearned credit services fees                     965             -
      Money order and money transfer
        settlements payable                             673           523
      Income taxes payable                              470             -
      Reserve for expected losses on outstanding
        CSO letters of credit                           456             -
      Other                                           1,608           923
                                                    -------       -------
                                                   $ 13,722      $  8,686
                                                    =======       =======


 NOTE 8 - REVOLVING CREDIT FACILITY

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 4.4% at December 31,
 2005) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2005, no amounts were outstanding under the Credit Facility and the Company had $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2005, and March 13, 2006. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 NOTE 9 - INCOME TAXES

      Components of the provision for income taxes consist of the following (in thousands):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
        Current:
          Federal                             $ 12,003   $  9,874   $  7,495
          State and foreign                      2,465        891        870
                                               -------    -------    -------
                                                14,468     10,765      8,365
       Deferred                                   (173)     1,396      1,032
                                               -------    -------    -------
                                              $ 14,295   $ 12,161   $  9,397
                                               =======    =======    =======

      The  principal  current  and   non-current  deferred  tax  assets   and
 liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

                                                  December 31,  December 31,
                                                      2005          2004
                                                    -------       -------
       Deferred tax assets:
         Inventory tax-basis difference            $  1,291      $  1,673
         Foreign tax credits                          1,146             -
         Other                                          701           145
                                                    -------       -------
           Total deferred tax assets                  3,138         1,818
                                                    -------       -------
       Deferred tax liabilities:
         Intangible asset amortization                8,655         7,264
         Depreciation                                   872         1,013
         State income taxes, net                        386           407
         Other                                          404           485
                                                    -------       -------
           Total deferred tax liabilities            10,317         9,169
                                                    -------       -------
       Net deferred tax liabilities                $  7,179      $  7,351
                                                    =======       =======
       Reported as:
         Other current assets                      $  1,437      $  1,404
         Non-current liabilities - deferred
           income taxes                              (8,616)       (8,755)
                                                    -------       -------
           Total deferred tax liabilities          $  7,179      $  7,351
                                                    =======       =======

      The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes. The following is a reconciliation of such differences (in thousands):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
      Tax at the federal statutory rate       $ 13,887   $ 11,175   $  8,408

      State and foreign income taxes,
        net of federal tax benefit for
        state taxes of $312, $220 and
        $43, respectively, and foreign tax
        credits of $1,574, $83 and $453,
        respectively                               579        588        558
      Other, net                                  (171)       398        431
                                               -------    -------    -------
                                              $ 14,295   $ 12,161   $  9,397
                                               =======    =======    =======


 NOTE 10 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases, including Cash & Go, Ltd., are as follows (in thousands):

                 Fiscal
                 ------
                  2006                    $ 13,909
                  2007                      12,729
                  2008                       9,913
                  2009                       6,775
                  2010                       4,058
                  Thereafter                 5,056
                                           -------
                                          $ 52,440
                                           =======

      Rent  expense  under  such  leases  was  $12,513,000,  $10,923,000  and
 $8,664,000  for  the  years  ended  December   31,  2005,  2004  and   2003,
 respectively.

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


 NOTE 11 - EMPLOYEE STOCK OPTION AND INCENTIVE PLANS AND OUTSTANDING WARRANTS

      On October 30, 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of common stock authorized and reserved for issuance under the 1990 Plan is 750,000 shares. The exercise price for each stock option granted under the 1990 Plan may not be less than the fair market value of the common stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1990 Plan have a maximum duration of five years and vest in up to four equal installments, commencing on the first anniversary of the date of grant. As of December 31, 2005, no options to purchase shares of common stock were available for grant under the 1990 Plan. Options to purchase 66,000 shares of common stock under the 1990 Plan were granted and outstanding, of which 3,000 shares were vested at December 31, 2005.

      On January 14, 1999, the Company's shareholders adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of common stock authorized and reserved for issuance under the 1999 Plan is 7,500,000 shares. The exercise price for each stock option granted under the 1999 Plan may not be less than the fair market value of the common stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. Unless otherwise determined by the Board, options granted under the 1999 Plan have a maximum duration of ten years unless, in the case of incentive stock options, the optionee owns at least 10% of the total combined voting power of all classes of capital stock of the Company, in which case the maximum duration is five years. As of December 31, 2005, options to purchase 4,000 shares of common stock were available for grant under the 1999 Plan. Options to purchase 3,718,000 shares of common stock under the 1999 Plan were granted and outstanding, of which 3,490,000 options were vested as of December 31, 2005.

      On June 15, 2004, the Company's shareholders adopted the 2004 Long-Term Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of incentive stock options, non-qualified stock options and other forms of equity compensation such as stock appreciation rights and restricted stock to key employees and directors of the Company. The total number of shares of common stock authorized and reserved for issuance under the 2004 Plan is 1,800,000 shares. The exercise price for each stock option or stock appreciation right granted under the 2004 Plan may not be less than the fair market value of the common stock on the date of the grant. Unless otherwise determined by the Board, options granted under the Plan have a maximum duration of ten years. As of December 31, 2005, options to purchase 210,000 shares of common stock were available for grant under the 2004 Plan. Options to purchase 1,590,000 shares of common stock under the 2004 Plan were outstanding and are fully vested as of December 31, 2005.

      The Company also issues warrants to purchase shares of common stock to certain key members of management, to members of the Board of Directors who are not employees or officers of the Company and to outside consultants and advisors in connection with various acquisitions, debt offerings and consulting engagements. In accordance with the provisions of SFAS 123, the issuance of warrants to outside consultants and advisors is accounted for using the fair value method prescribed by SFAS 123.

      Stock option and warrant activity for Fiscal 2005, 2004 and 2003 is summarized in the accompanying chart (in thousands, except exercise price):

                       2005                  2004                  2003
              --------------------- --------------------- ---------------------
                          Weighted-             Weighted-             Weighted-
                           Average               Average               Average
              Underlying  Exercise  Underlying  Exercise  Underlying  Exercise
                Shares      Price     Shares      Price     Shares      Price
                ------      -----     ------      -----     ------      -----
 Outstanding,
   beginning
   of period     3,367     $ 4.87      5,543     $ 3.33      7,501     $ 2.06

 Granted         5,858      19.14        910       9.67      1,816       5.09
 Exercised        (677)      3.87     (3,086)      3.52     (3,720)      1.64
 Canceled       (1,917)     24.01          -          -        (54)      2.67
                ------                ------                ------
 Outstanding,
   end of
   period        6,631      12.04      3,367       4.87      5,543       3.33
                ======                ======                ======
 Exercisable,
   end of
   period        6,243      12.47      2,790       4.71      4,926       3.23
                ======                ======                ======

      Options and warrants outstanding as of December 31, 2005, are as follows (in thousands, except exercise price and life):

           Ranges of     Total Warrants    Weighted-Average     Currently
        Exercise Prices    and Options      Remaining Life     Exercisable
        ---------------    -----------      --------------     -----------
        $ 0.01 - $ 5.00       1,686               6.4             1,452
        $ 5.01 - $10.00         943               8.0               789
        $10.01 - $15.00       1,684               9.4             1,684
        $15.01 - $20.00       2,318               9.5             2,318
                             ------                              ------
                              6,631                               6,243
                             ======                              ======


 NOTE 12 - FIRST CASH 401(k) PLAN

      The First Cash 401(k) Plan (the "Plan") is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for one year or longer. Under the Plan, a participant may contribute up to 15% of earnings, with the Company matching the first 3% at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Contributions made to participants' accounts become fully vested upon completion of six years of service. The total Company matching contributions to the Plan were $257,000, $250,000 and $213,000 for the years ended December 31, 2005, 2004 and 2003, respectively.


 NOTE 13 - GEOGRAPHIC AREAS

      The Company manages its business on the basis of one reportable segment; see Note 1 for a brief description of the Company's business. The following table shows revenues, selected current assets and long-lived assets (all non-current assets except goodwill) by geographic area (in thousands):

                                                  Year Ended December 31,
                                               -----------------------------
                                                2005       2004       2003
                                               -------    -------    -------
      Revenues:
        United States                         $154,649   $145,386   $126,707
        Mexico                                  53,126     34,427     18,761
                                               -------    -------    -------
                                              $207,775   $179,813   $145,468
                                               =======    =======    =======
      Pawn receivables:
        United States                         $ 18,603   $ 16,707   $ 15,695
        Mexico                                   8,711      6,722      4,342
                                               -------    -------    -------
                                              $ 27,314   $ 23,429   $ 20,037
                                               =======    =======    =======
      Short-term advance receivables:
        United States                         $  6,488   $ 15,465   $ 13,759
        Mexico                                       -          -          -
                                               -------    -------    -------
                                              $  6,488   $ 15,465   $ 13,759
                                               =======    =======    =======
      Inventories:
        United States                         $ 14,751   $ 13,393   $ 13,042
        Mexico                                   7,236      4,251      2,546
                                               -------    -------    -------
                                              $ 21,987   $ 17,644   $ 15,588
                                               =======    =======    =======
      Long-lived assets:
        United States                         $ 13,689   $ 11,183   $ 11,391
        Mexico                                  10,892      6,992      3,710
                                               -------    -------    -------
                                              $ 24,581   $ 18,175   $ 15,101
                                               =======    =======    =======


 NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2005 and 2004, are set forth below. The Company's operations are subject to seasonal fluctuations.

                                             Quarter Ended
                            ------------------------------------------------
                            March 31     June 30   September 30  December 31
                            --------     -------   ------------  -----------
 2005
 ----
  Total revenues            $ 46,999     $ 46,328     $ 54,307     $ 60,141
  Cost of revenues            16,257       16,446       19,964       23,101
  Gross profit                30,742       29,882       34,343       37,040
  Total expenses and
    other income              21,185       21,656       24,312       25,176
  Net income                   6,069        5,223        6,370        7,721
  Diluted net income
    per share (1)               0.18         0.16         0.19         0.23
  Diluted weighted
    average shares (1)        34,025       32,834       32,866       33,174


 2004
 ----
  Total revenues            $ 41,850     $ 40,318     $ 46,544     $ 51,101
  Cost of revenues            13,532       13,730       17,660       18,945
  Gross profit                28,318       26,588       28,884       32,156
  Total expenses and
    other income              20,139       19,813       20,641       22,486
  Net income                   5,178        4,246        5,190        6,092
  Diluted net income
    per share (1)               0.15         0.12         0.15         0.18
  Diluted weighted
    average shares (1)        34,159       34,587       33,660       33,863

 (1) Amounts have been retroactively adjusted to reflect a two-for-one stock split in the form of a stock dividend to each stockholder of record as of February 6, 2006.