Form 10-Q
period 2006-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2006-05-10
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

  (Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2006, or

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


  As of May 8, 2006 there were 32,065,172 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,       December 31,
                                              --------------------  ------------
                                                2006        2005        2005
                                              --------    --------    --------
                                                  (unaudited)
                                              (in thousands, except share data)

                     ASSETS
 Cash and cash equivalents................   $  56,367   $  38,883   $  42,741
 Service fees receivable..................       3,934       3,968       4,176
 Pawn receivables.........................      26,743      22,435      27,314
 Short-term advance receivables,
   net of allowance of $171, $416
   and $242, respectively.................       4,599      11,575       6,488
 Inventories..............................      20,701      16,104      21,987
 Prepaid expenses and other current assets       4,487       2,582       5,430
                                              --------    --------    --------
   Total current assets ..................     116,831      95,547     108,136

 Property and equipment, net..............      25,380      18,516      23,565
 Goodwill.................................      53,237      53,237      53,237
 Other....................................       1,090       2,599       1,016
                                              --------    --------    --------
   Total assets ..........................   $ 196,538   $ 169,899   $ 185,954
                                              ========    ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable.........................   $   1,211   $     693   $     908
 Accrued liabilities......................      10,443       8,680      13,722
                                              --------    --------    --------
   Total current liabilities .............      11,654       9,373      14,630

 Deferred income taxes payable............       8,826       9,055       8,616
                                              --------    --------    --------
   Total liabilities .....................      20,480      18,428      23,246
                                              --------    --------    --------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized ........           -           -           -
   Common stock; $.01 par value;
     90,000,000 shares authorized ........         345         334         340
   Additional paid-in capital ............      88,788      79,744      83,065
   Retained earnings .....................     110,445      83,509     102,823
   Common stock held in treasury .........     (23,520)    (12,116)    (23,520)
                                              --------    --------    --------
   Total stockholders' equity ............     176,058     151,471     162,708
                                              --------    --------    --------
   Total liabilities and stockholders'
     equity ..............................   $ 196,538   $ 169,899   $ 185,954
                                              ========    ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2006          2005
                                                     --------      --------
                                                   (unaudited, in thousands,
                                                   except per share amounts)
 Revenues:
   Merchandise sales ...........................    $  29,509     $  24,237
   Pawn service fees ...........................       11,066         8,954
   Short-term advance and credit services fees..       14,040        12,669
   Check cashing fees ..........................          886           826
   Other .......................................          199           313
                                                     --------      --------
                                                       55,700        46,999
                                                     --------      --------
 Cost of revenues:
   Cost of goods sold ..........................       17,516        14,590
   Short-term advance and credit services loss
     provision .................................          784         1,581
   Check cashing returned items expense ........           94            86
                                                     --------      --------
                                                       18,394        16,257
                                                     --------      --------
     Gross profit...............................       37,306        30,742

 Expenses and other income:
   Store operating expenses ....................       18,119        15,761
   Administrative expenses .....................        5,706         4,216
   Depreciation ................................        1,705         1,292
   Interest income .............................         (221)          (84)
                                                     --------      --------
                                                       25,309        21,185
 Income before income taxes.....................       11,997         9,557
 Provision for income taxes.....................        4,375         3,488
                                                     --------      --------
 Net income.....................................    $   7,622     $   6,069
                                                     ========      ========
 Net income per share:
   Basic........................................    $    0.24     $    0.19
                                                     ========      ========
   Diluted......................................    $    0.23     $    0.18
                                                     ========      ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                       2006          2005
                                                     --------      --------
                                                    (unaudited, in thousands)
 Cash flows from operating activities:
  Net income ...................................    $   7,622     $   6,069
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation  ..............................        1,705         1,292
    Share-based compensation  ..................          506             -
    Short-term advance loss provision ..........          416         1,581
    Stock option and warrant income tax benefit             -           598
  Changes in operating assets and liabilities:
    Service fees receivable ....................          242           544
    Inventories ................................          450           554
    Prepaid expenses and other assets ..........        1,053        (1,600)
    Accounts payable and accrued liabilities ...       (3,912)       (1,552)
    Current and deferred income taxes  .........          962         2,550
                                                     --------      --------
      Net cash flows from operating activities .        9,044        10,036
                                                     --------      --------
 Cash flows from investing activities:
  Pawn receivables, net ........................        1,407         1,980
  Short-term advance receivables, net ..........        1,473         2,309
  Purchases of property and equipment ..........       (3,520)       (2,432)
                                                     --------      --------
      Net cash flows from investing activities .         (640)        1,857
                                                     --------      --------
 Cash flows from financing activities:
  Proceeds from exercise of stock options and
    warrants....................................        3,110           758
  Stock option and warrant income tax benefit ..        2,112             -
                                                     --------      --------
      Net cash flows from financing activities .        5,222           758
                                                     --------      --------
 Change in cash and cash equivalents............       13,626        12,651

 Cash and cash equivalents at beginning
   of the period................................       42,741        26,232
                                                     --------      --------
 Cash and cash equivalents at end of the period.    $  56,367     $  38,883
                                                     ========      ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes ...............................    $   1,232     $     341
                                                     ========      ========

 Supplemental disclosure of non-cash investing activity:
  Non-cash transactions in connection with pawn
    receivables settled through forfeitures of
    collateral transferred to inventories ......    $  10,550     $   8,483
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

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2005 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

      Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2006 presentation.


 Note 2 - Stock Split

      In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006. Common stock and all share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.


 Note 3 - Revolving Credit Facility

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 4.8% at March 31, 2006) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At March 31, 2006, no amounts were outstanding under the Credit Facility and the Company had $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2006, and May 8, 2006. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 4 - Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2006        2005
                                                     --------    --------
    Numerator:
      Net income for calculating basic
        and diluted earnings per share              $   7,622   $   6,069
                                                     ========    ========
    Denominator:
      Weighted-average common shares for
        calculating basic earnings per share           31,846      32,125
      Effect of dilutive securities:
        Stock options and warrants                      1,951       1,900
                                                     --------    --------
      Weighted-average common shares for
        calculating diluted earnings per share         33,797      34,025
                                                     ========    ========

   Basic earnings per share                         $    0.24   $    0.19
                                                     ========    ========
   Diluted earnings per share                       $    0.23   $    0.18
                                                     ========    ========


 Note 5 - Share-Based Compensation Expense

      Under the Company's equity compensation plans, including the board-approved 1990 Stock Option Plan, the shareholder-approved 1999 Stock Option Plan and the shareholder-approved 2004 Long-Term Incentive Plan (collectively described as the "Plans"), it has granted qualified and non-qualified stock options to officers, directors and other key employees. At March 31, 2006, 214,000 shares of unissued common stock of the Company were available for granting under the Plans. In addition, the Company has issued warrants to purchase shares of common stock to certain key members of management, directors and other third parties.

       Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for awards of stock options and warrants, whereby at the date of grant, no compensation expense was reflected in income, as all stock options and warrants granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share was provided in accordance with Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS 123, Accounting for Stock-Based Compensation had been applied to stock-based compensation. For purposes of the pro forma disclosures, the estimated fair value of stock options was amortized to expense over the options' vesting period.

      Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant-date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 107 regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company records share-based compensation cost as an administrative expense.

      For purposes of the pro forma information required to be disclosed by SFAS 123, the Company recognized compensation expense over the vesting period. Under SFAS 123(R), compensation expense is recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. For grants prior to January 1, 2006, compensation expense continues to be recognized under the prior method; compensation expense for awards granted after December 31, 2005 is recognized over the period to the date the employee first becomes eligible for retirement.

      Historically, stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. Stock options and warrants granted prior to January 1, 2005 were either fully vested and exercisable on the date grant, or vested and become exercisable ratably over a five year period beginning five years from the date of grant. In addition, certain of the options with vesting provisions granted prior to January 1, 2005 included accelerated vesting provisions tied to increases in the market value of Company's stock. All stock options granted during fiscal 2005 were fully vested on the date of grant, of which 594,000 options were granted with an exercise price equal to the market price of the stock on the date of grant and 5,264,000 options were granted with an exercise price that exceeded the market price on the date of grant ("premium-priced options"). The options granted in fiscal 2005 at market price had a weighted-average exercise price of $12.50 and a weighted-average fair value of $3.46. The premium-priced options granted in fiscal 2005 had a weighted-average exercise price of $19.89 and a weighted-average fair value price of $3.75. No options or warrants were granted during the three month period ended March 31, 2006.

      As a result of adopting SFAS 123(R) on January 1, 2006 the Company's income before income taxes and net income for the three months ended March 31, 2006 were $506,000 and $321,000, respectively, less than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. Basic and diluted net income per share for the three months ended March 31, 2006 would have each increased by $0.01, to $0.25 and $0.24, respectively, if the Company had not adopted SFAS 123(R). SFAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS 123(R), such excess tax benefits were presented as operating cash flows. Accordingly, $2,112,000 of excess tax benefits has been classified as a financing cash inflow in the 2006 first quarter Consolidated Statement of Cash Flows. For the quarter ended March 31, 2005, such excess tax benefits amounted to $598,000.

      Of the total share-based compensation expense (before tax benefit) of $506,000 for the three months ended March 31, 2006, approximately $490,000 related to accelerated vesting of previously issued options as a result of an increase in the market value of the Company's common stock during the three months ended March 31, 2006. As of March 31, 2006, there are no outstanding, unvested options with accelerated vesting features. The Company anticipates that it will record an additional $16,000 of share-based compensation expense in each remaining quarter of fiscal 2006. Total share-based compensation expense, before tax benefit, for fiscal 2006 is anticipated to be $556,000. As of March 31, 2006, total future unrecognized share-based compensation cost related to stock options and warrants of $250,000, before tax benefit, is expected to be recognized over a weighted-average period of 1.9 years.

      A summary of stock option and warrant activity during the three-months ended March 31, 2006 is presented below:

                                                    Weighted-
                                        Weighted-    Average       Aggregate
                           Underlying    Average    Remaining      Intrinsic
                             Shares     Exercise   Contractual       Value
                           (thousands)    Price    Term (years)   (thousands)
                           -----------  --------   ------------   -----------
 Outstanding at
   December 31, 2005          6,631      $12.04        8.5         $ 26,099

 Granted                          -           -          -                -
 Exercised                     (550)       5.66        7.4            6,154
 Canceled or forfeited            -           -          -                -
                              -----
 Outstanding at
   March 31, 2006             6,081       12.62        8.3           44,806
                              =====

 Vested and expected to
   vest at March 31, 2006     6,081       12.62        8.3           44,806
                              =====
 Exercisable at
   March 31, 2006             5,904       12.91        8.4           41,780
                              =====

      The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrants holders had all option and warrant holders exercised their options and warrants on March 31, 2006. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The total intrinsic value of options and warrants exercised for the three months ended March 31, 2005 was $1,794,000. The Company typically issues new shares of common stock to satisfy option and warrant exercises.

      Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation plans under the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations. If compensation cost for our stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with SFAS 123, pro forma net income and earnings per share for the three months ended March 31, 2005, would have been as follows:

                                                         Three Months Ended
                                                           March 31, 2005
                                                           --------------
   Net income, as reported                                    $ 6,069
   Less:  Pro forma stock-based employee compensation
     determined under the fair value requirements of
     SFAS 123, net of income tax benefits                       7,392
                                                               ------
   Adjusted net income (loss)                                 $(1,323)
                                                               ======
   Earnings (loss) per share:
     Basic, as reported                                       $  0.19
                                                               ======
     Basic, adjusted                                          $ (0.04)
                                                               ======

     Diluted, as reported                                     $  0.18
                                                               ======
     Diluted, adjusted                                        $ (0.04)
                                                               ======

      The estimated per share weighted-average grant-date fair value of stock options granted during the three months ended 2005, was $15.13, as determined using the Black-Scholes option pricing model based on the following assumptions:

         Dividend yield                     -
         Volatility                      45.0%
         Risk-free interest rate          3.5%
         Expected life                    5.0 years

      On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123(R)-3"). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has until January 1, 2007 to make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating FSP 123(R)-3; however, if the Company were to make the one-time election, it is not expected to affect operating income or net income.


 Note 6 - Guarantees

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

      These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of March 31, 2006 was $8,535,000. There were no outstanding letters of credit at March 31, 2005. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent
 Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      The Company's pawn store revenues are derived primarily from service fees on pawns, service fees from short-term advances, also known as payday loans, credit services fees and the sale of unredeemed goods (merchandise sales). The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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


 OPERATIONS AND LOCATIONS

       As of March 31, 2006, the Company had 348 locations in eleven U.S. states and seven states in Mexico. Included in this total, the Company has 235 pawn shops of which 96 are located in the U.S. and 139 are located in Mexico. In addition, the Company has 113 payday advance stores, all of which are located in the U.S. Approximately 69 of the U.S. pawn stores also offer the payday advance or credit services products in addition to pawn loans and retail sales. The following table details store counts for the three month period ended March 31, 2006:

                                          Three Months Ended March 31, 2006
                                         -----------------------------------
                                          Pawn     Payday Advance     Total
                                         Stores        Stores         Stores
                                         ------        ------         ------
      Beginning of period count             226           102            328

      New stores opened                       9            11             20

      Stores closed or consolidated           -             -              -
                                         ------        ------         ------
      End of period count                   235           113            348
                                         ======        ======         ======

      For the three months ended March 31, 2006, all of the new pawn stores opened were located in Mexico, while all of the new payday stores opened were located in the U.S. The Company's 50% owned joint venture, Cash & Go, Ltd., operates a total of 40 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. No kiosks were opened or closed during the three months ended March 31, 2006.

      While the Company has had significant increases in revenues due to new store openings in 2005 and 2006, the Company has also incurred increases in operating expenses attributable to the additional stores. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

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


 CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2005 Annual Report on Form 10-K.

      Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments ("SFAS 123(R)"). SFAS 123(R) establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in SFAS 123(R), and include such costs as an expense in their statements of operations over the requisite service (vesting) period. The Company elected to adopt SFAS 123(R) using a modified-prospective application, whereby the provisions of the statement will apply going forward only from the date of adoption to new stock option awards (issued subsequent to December 31, 2005) and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or canceled after the date of adoption. Under the modified-prospective application, no restatement of previously issued results is required. The Black-Scholes option pricing model is used to measure fair value, which is the same method used in prior years for disclosure purposes.

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

      In accordance with the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has determined that the letters of credit issued by FCC to the Independent Lender as part of the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that a FCC credit services customer enters into a loan agreement with the Independent Lender. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liabilities under the letters of credit in accrued liabilities.


 RESULTS OF OPERATIONS

 Three months ended March 31, 2006, compared to the three months ended March 31, 2005

      The following table (amounts shown in thousands) details the components of revenues for the three months ended March 31, 2006 (the "First Quarter of 2006"), as compared to the three months ended March 31, 2005 (the "First Quarter of 2005"):

                                           Three Months Ended March 31,
                                      --------------------------------------
                                        2006       2005    Increase/Decrease
                                      --------   --------  -----------------
   Domestic revenues:
     Retail merchandise sales        $  15,816  $  14,559   $  1,257      9%
     Scrap jewelry sales                 2,320      1,857        463     25%
     Pawn service fees                   6,746      6,053        693     11%
     Short-term advance and
       credit services fees             14,040     12,669      1,371     11%
     Check cashing fees                    886        826         60      7%
     Other                                 199        313       (114)   (36%)
                                      --------   --------    -------
                                        40,007     36,277      3,730     10%
                                      --------   --------    -------
   Foreign revenues:
     Retail merchandise sales            6,786      4,409      2,377     54%
     Scrap jewelry sales                 4,587      3,412      1,175     34%
     Pawn service fees                   4,320      2,901      1,419     49%
                                      --------   --------    -------
                                        15,693     10,722      4,971     46%
                                      --------   --------    -------
   Total revenues:
     Retail merchandise sales           22,602     18,968      3,634     19%
     Scrap jewelry sales                 6,907      5,269      1,638     31%
     Pawn service fees                  11,066      8,954      2,112     24%
     Short-term advance and
       credit services fees             14,040     12,669      1,371     11%
     Check cashing fees                    886        826         60      7%
     Other                                 199        313       (114)   (36%)
                                      --------   --------    -------
                                     $  55,700  $  46,999   $  8,701     19%
                                      ========   ========    =======

       Year-over-year revenue increases for retail merchandise sales, pawn service fees and short-term advance/credit service fees were due to a combination of same-store revenue growth and the addition of new stores. Same-store revenues (stores that were in operation during all of the First Quarter of both 2005 and 2006) increased 13% or $5,860,000 for the First Quarter of 2006 as compared to the same quarter last year. Revenues generated by the 44 new pawn stores located in Mexico and the 26 new payday advance stores located in the U.S. which have opened since January 1, 2005 increased by $3,128,000, compared to the same quarter last year.

       The increase in scrap jewelry sales during the First Quarter of 2006, as compared to the First Quarter of 2005, was due primarily to higher selling prices of gold. The volume-weight of scrap jewelry sold in the First Quarter of 2006 was essentially flat compared to the prior-year quarter.

       Aggregate short-term advance and credit services fees increased 11% over the same period, although revenues in the Company's ten Illinois locations decreased due to new payday advance regulations in that state. Excluding the Illinois locations, revenues from short-term advances and credit services increased by 19% compared to the prior year quarter. The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term advance and credit services fees, totaled $9,037,000 for the First Quarter of 2006.

       The following table (amounts shown in thousands) details pawn receivables, short-term advance receivables and active CSO loans outstanding from an independent third-party lender as of March 31, 2006, as compared to March 31, 2005:

                                                  Balance at March 31,
                                          ----------------------------------
                                           2006     2005   Increase/Decrease
                                          ------   ------  -----------------
  Domestic receivables & CSO
    loans outstanding:
     Pawn receivables                    $16,355  $14,886   $ 1,469     10%
     Short-term advance receivables        4,599   11,575    (6,976)   (60%)
     CSO loans held by independent
       third-party lender (1)              7,623        -     7,623      -
                                          ------   ------    ------
                                          28,577   26,461     2,116      8%
                                          ------   ------    ------
  Foreign receivables:
     Pawn receivables                     10,388    7,549     2,839     38%
                                          ------   ------    ------
  Total receivables & CSO
    loans outstanding:
     Pawn receivables                     26,743   22,435     4,308     19%
     Short-term advance receivables        4,599   11,575    (6,976)   (60%)
     CSO loans held by independent
       third-party lender (1)              7,623        -     7,623      -
                                          ------   ------    ------
                                         $38,965  $34,010   $ 4,955     15%
                                          ======   ======    ======

  (1) CSO loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, the balance of which is not included on the Company's balance sheet.

      Of the $4,308,000 total increase in pawn receivables, $2,921,000 was attributable to growth at stores that were in operation as of March 31, 2006 and 2005, and $1,387,000 was attributable to the 55 new stores opened since March 31, 2005. The decrease in short-term advance receivables was due primarily to the introduction of the credit services program in the Company's Texas locations in July 2005. As a result, the Company had no short-term advance receivables in its Texas locations, including the Cash & Go, Ltd, joint venture kiosks, at March 31, 2006, compared to $6,287,000 at March 31, 2005. Short-term advance receivables in the Company's non-Texas locations decreased from $5,288,000 at March 31, 2005, to $4,599,000 at March 31, 2006, primarily due to the introduction of more restrictive payday advance regulations in the State of Illinois, which negatively affected short-term receivables in the Company's ten Illinois locations. The Company's loss reserve on short-term advance receivables decreased from $416,000 at March 31, 2005, to $171,000 at March 31, 2006 as a result of the decrease in outstanding short-term advance receivables. The estimated fair value of the liabilities under the letters of credit, net of anticipated recoveries from customers, was $324,000 at March 31, 2006, which is included as a component of the Company's accrued liabilities. There were no outstanding letters of credit or related liabilities at March 31, 2005.

      Gross profit margin on total merchandise sales was 41% during the First Quarter of 2006, compared to 40% during the First Quarter of 2005, primarily due to increased margin on scrap jewelry sales. Retail merchandise margin, which excludes scrap jewelry sales, was 43% during the First Quarter of 2006, compared to 44% during the First Quarter of 2005. Gross margin on sales of scrap jewelry increased from 25% in the First Quarter of 2005 to 32% in the First Quarter of 2006 due to increased selling prices of gold.

      The Company's payday advance and credit services loss provision decreased from 12% of short-term advance and credit services fee revenues during the First Quarter of 2005 to 6% during the First Quarter of 2006. During the First Quarter of 2006, the Company sold certain bad debt portfolios generated from short-term advances and credit services agreements. The sales were recorded as a credit to the short-term advance and credit services loss provision, as are all recoveries of previously written-off short-term advance and credit services bad debt portfolios. It is anticipated that the regular sale of additional 2005 and 2006 bad debt portfolios will continue into future periods in 2006 and beyond for the purpose of ongoing reduction of the payday advance and credit services loss provision. Excluding the benefit of all such sales, the current quarter loss provision would have been 13%.

      Store operating expenses increased 15% to $18,119,000 during the First Quarter of 2006, compared to $15,761,000 during the First Quarter of 2005, primarily as a result of the net addition of 64 pawn and check cashing/short-term advance stores since January 1, 2005, which is a 23% increase in the store count. Administrative expenses increased 35% to $5,706,000 during the First Quarter of 2006 compared to $4,216,000 during the First Quarter of 2005, which is primarily attributable to increased costs related to variable management and supervisory compensation expense and a non-cash charge of approximately $506,000 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006. Interest income increased from $84,000 in the First Quarter of 2005 to $221,000 in the First Quarter of 2006, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For both the First Quarter of 2006 and 2005, the Company's effective federal income tax rate of 36.5% differed from the federal statutory tax rate of 35%, primarily as a result of state income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2006, the Company's primary sources of liquidity were $56,367,000 in cash and cash equivalents, $35,276,000 in receivables, $20,701,000 in inventories and $25,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $105,177,000 as of March 31, 2006, and total equity exceeded total liabilities by a ratio of 9 to 1. The Company's operations and store openings have been financed with funds generated primarily from operations.

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 4.8% at March 31, 2006) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At March 31, 2006, the Company had no amounts outstanding under the Credit Facility and $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2006, and May 8, 2006. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      Net cash provided by operating activities of the Company during the First Quarter of 2006, was $9,044,000, consisting primarily of net income of $7,622,000 plus non-cash adjustments for depreciation, share-based compensation, and the short-term advance loss provision of $1,705,000, $506,000, and $416,000 respectively. Net changes in operating assets and liabilities reduced cash used by operating activities in the amount of $1,205,000. Net cash used by investing activities during the three months ended March 31, 2006, was $640,000, which was primarily comprised of net cash inflows from pawn receivables and short-term advance receivables activity of $1,407,000 and $1,473,000, respectively, net of cash paid for fixed asset additions of $3,520,000. Net inflows from short-term advance activity were due to the reduction in outstanding short-term advances in the Company's Texas locations resulting from the introduction of the credit services program in July 2005. The opening of 20 new stores during the First Quarter of 2006 contributed significantly to the volume of fixed asset additions. Net cash provided by financing activities was $5,222,000 during the First Quarter of 2006, which consisted of proceeds from exercises of stock options and warrants and the tax benefit from the exercise of employee stock options of $3,110,000 and $2,112,000, respectively.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows. For the First Quarter of 2006, net cash flows from operations were $9,044,000, while net cash inflows related to pawn receivables and short-term advance receivables activity was $1,407,000 and $1,473,000. The combined net cash flows from operations and pawn and short-term advance receivables totaled $11,924,000 for the First Quarter of 2006. For the comparable prior year period, net cash flows from operations were $10,036,000, and net cash inflows related to pawn receivables and short-term advance receivables were $1,980,000 and $2,309,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $14,325,000 for the First Quarter of 2005.

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

      The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. During fiscal 2006, the Company currently plans to open approximately 60 to 70 new stores, comprised of both payday advance locations, located primarily in Texas and Michigan, and pawn shops, located primarily in Mexico. All capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded entirely through operating cash flows. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve month period ended March 31, 2006 totaled $47,881,000, an increase of 24% compared to $38,682,000 for the trailing twelve month period ended March 31, 2005. The EBITDA margin, which is EBITDA as a percentage of revenues, for the trailing twelve month period ended March 31, 2006 was 22%, compared to 21% for the comparable prior year period.

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

      The following table provides a reconciliation of net income to EBITDA (amounts in thousands):

                                                   Trailing Twelve Months
                                                       Ended March 31,
                                                 ----------------------------
                                                       2006        2005
                                                     --------    --------
   Net income                                       $  26,936   $  21,597

   Adjustments:
     Interest income, net of interest expense            (454)       (107)
     Depreciation                                       6,217       4,544
     Income taxes                                      15,182      12,648
                                                     --------    --------
   Earnings before interest, income taxes,
     depreciation and amortization                  $  47,881   $  38,682
                                                     ========    ========


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Information

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, expansion strategy, store openings, loss provisions, future liquidity, option-based compensation expense and cash flows. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, changes or increases in competition, the ability to locate, open and integrate new stores, the ability to operate as a credit services organization in Texas, the ability to successfully refer credit services customers to an independent lender who can provide credit to these customers, new legislative initiatives or governmental regulations, or changes to existing laws and regulations affecting payday advance businesses, credit services organizations and pawn businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are indicated in the Company's 2005 Annual Report on Form 10-K (see "Item 1A. - Risk Factors").

 Regulatory Developments

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

      Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report of Form 10-K for the year ended December 31, 2005. Subsequent to the filing of the 2005 Form 10-K, the State of Oregon has enacted legislation that provides for significantly more restrictive regulation of the payday advance industry beginning in July 2007. The implementation of these more restrictive regulations, as currently enacted, is expected to have a significant negative effect on the revenues and profitably of the Company's operations in Oregon, beginning in July 2007. The Company currently has seven payday advance stores located in Oregon.

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


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2005 Annual Report on Form 10-
 K. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2005.


 ITEM 4.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our first fiscal quarter of 2006. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

      (b) Changes in Internal Control Over Financial Reporting

          There has been no significant change in the Company's internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments in the litigation previously reported in the Company's 2005 Annual Report on Form 10-K.


 ITEM 1A.  RISK FACTORS

      There have been no material changes in the risk factors previously reported in the Company's 2005 Annual Report on Form 10-K.



 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      During the period from January 1, 2006, through March 31, 2006, the Company issued 228,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,733,000
 (including income tax benefit). During the period from January 1, 2006, through March 31, 2006, the Company issued 322,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $2,490,000 (including income tax benefit).

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

      In July 2004, the Company's Board of Directors authorized an open-ended stock repurchase plan, with no dollar limitation, to permit future repurchases of up to 3,200,000 shares of the Company's outstanding common stock. During 2004, the Company repurchased a total of 1,245,000 common shares under the stock repurchase plan for an aggregate purchase price of $12,116,000 or $9.73 per share. During 2005, the Company repurchased a total of 1,153,000 common shares under the stock repurchase plan for an aggregate purchase price of $11,404,000 or $9.89 per share. There were no repurchases of the Company's common shares during the three months ended March 31, 2006.


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


 Dated:  May 8, 2006           FIRST CASH FINANCIAL SERVICES, INC.
                               (Registrant)

                               /s/ J. ALAN BARRON
                               -----------------------------
                               J. Alan Barron
                               Chief Executive Officer
                               (Principal Executive Officer)

                               /s/ R. DOUGLAS ORR
                               -----------------------------
                               R. Douglas Orr
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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