Form 10-Q
period 2006-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2006-08-04
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

   (Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2006, or

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


      As of August 2, 2006 there were 30,816,904 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,        December 31,
                                              --------------------  ------------
                                                2006        2005        2005
                                              --------    --------    --------
                                                  (unaudited)
                                              (in thousands, except share data)

                     ASSETS
 Cash and cash equivalents................   $  28,770   $  19,092   $  42,741
 Service fees receivable..................       4,499       4,776       4,176
 Pawn receivables.........................      30,713      26,924      27,314
 Short-term advance receivables,
   net of allowance of $198, $505
   and $242, respectively.................       5,352      14,068       6,488
 Inventories..............................      21,439      18,451      21,987
 Prepaid expenses and other current assets       6,651       3,964       5,430
                                              --------    --------    --------
   Total current assets ..................      97,424      87,275     108,136

 Property and equipment, net..............      27,004      21,367      23,565
 Goodwill.................................      53,237      53,237      53,237
 Other....................................       1,132         905       1,016
                                              --------    --------    --------
   Total assets ..........................   $ 178,797   $ 162,784   $ 185,954
                                              ========    ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable.........................   $     902   $   1,346   $     908
 Accrued liabilities......................      10,725       6,969      13,722
                                              --------    --------    --------
   Total current liabilities .............      11,627       8,315      14,630

 Deferred income taxes payable............       9,035       8,913       8,616
                                              --------    --------    --------
   Total liabilities .....................      20,662      17,228      23,246
                                              --------    --------    --------
 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized ........           -           -           -
   Common stock; $.01 par value;
     90,000,000 shares authorized ........         345         334         340
   Additional paid-in capital ............      89,123      80,010      83,065
   Retained earnings .....................     116,940      88,732     102,823
   Common stock held in treasury .........     (48,273)    (23,520)    (23,520)
                                              --------    --------    --------
   Total stockholders' equity ............     158,135     145,556     162,708
                                              --------    --------    --------
   Total liabilities and stockholders'
     equity ..............................   $ 178,797   $ 162,784   $ 185,954
                                              ========    ========    ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   -------------------     ------------------
                                    2006         2005       2006        2005
                                   -------     -------     -------    -------
                             (unaudited, in thousands, except per share amounts)
 Revenues:
   Merchandise sales ...........  $ 29,353    $ 22,544    $ 58,862   $ 46,781
   Pawn service fees ...........    11,334       9,569      22,400     18,523
   Short-term advance and
     credit services fees.......    14,766      13,262      28,806     25,931
   Check cashing fees ..........       748         691       1,634      1,517
   Other .......................       174         262         373        575
                                   -------     -------     -------    -------
                                    56,375      46,328     112,075     93,327
                                   -------     -------     -------    -------
 Cost of revenues:
   Cost of goods sold...........    17,017      13,380      34,533     27,970
   Short-term advance and credit
     services loss provision ...     3,755       3,018       4,539      4,599
   Check cashing returned items
     expense....................        96          48         190        134
                                   -------     -------     -------    -------
                                    20,868      16,446      39,262     32,703
                                   -------     -------     -------    -------
 Gross profit...................    35,507      29,882      72,813     60,624
                                   -------     -------     -------    -------
 Expenses and other income:
   Store operating expenses.....    18,648      16,164      36,767     31,925
   Administrative expenses......     5,064       4,209      10,770      8,425
   Depreciation.................     1,895       1,370       3,600      2,662
   Interest income .............      (329)        (87)       (550)      (171)
                                   -------     -------     -------    -------
                                    25,278      21,656      50,587     42,841
                                   -------     -------     -------    -------
 Income before income taxes.....    10,229       8,226      22,226     17,783
 Provision for income taxes.....     3,734       3,003       8,109      6,491
                                   -------     -------     -------    -------
 Net income.....................  $  6,495    $  5,223    $ 14,117   $ 11,292
                                   =======     =======     =======    =======
 Net income per share:
      Basic.....................  $   0.20    $   0.17    $   0.44   $   0.36
                                   =======     =======     =======    =======
      Diluted...................  $   0.20    $   0.16    $   0.43   $   0.34
                                   =======     =======     =======    =======

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                       2006        2005
                                                     --------    --------
                                                   (unaudited, in thousands)
 Cash flows from operating activities:
  Net income ....................................   $  14,117   $  11,292
  Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation  ...............................       3,600       2,662
    Share-based compensation  ...................         522           -
    Short-term advance loss provision ...........         494       4,599
    Stock option and warrant income tax benefit..           -         666
  Changes in operating assets and liabilities:
    Service fees receivable .....................        (323)       (264)
    Inventories .................................         192        (315)
    Prepaid expenses and other assets ...........        (459)       (459)
    Accounts payable and accrued liabilities ....      (2,533)     (1,227)
    Current and deferred income taxes  ..........        (929)        196
                                                     --------    --------
      Net cash flows from operating activities ..      14,681      17,150
                                                     --------    --------
 Cash flows from investing activities:
  Pawn receivables, net .........................      (3,043)     (3,987)
  Short-term advance receivables, net ...........         642      (3,202)
  Purchases of property and equipment ...........      (7,039)     (6,653)
                                                     --------    --------
      Net cash flows from investing activities ..      (9,440)    (13,842)
                                                     --------    --------
 Cash flows from financing activities:
  Purchase of treasury stock ....................     (24,753)    (11,404)
  Proceeds from exercise of stock options
    and warrants ................................       3,284         956
  Stock option and warrant income tax benefit ...       2,257           -
                                                     --------    --------
      Net cash flows from financing activities ..     (19,212)    (10,448)
                                                     --------    --------
 Change in cash and cash equivalents.............     (13,971)     (7,140)

 Cash and cash equivalents at beginning
   of the period.................................      42,741      26,232
                                                     --------    --------
 Cash and cash equivalents at end of the period..   $  28,770   $  19,092
                                                     ========    ========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes ................................   $   8,418   $   6,086
                                                     ========    ========

 Supplemental disclosure of non-cash investing activity:
  Non-cash transactions in connection with pawn
    receivables settled through forfeitures of
    collateral transferred to inventories .......   $  22,090   $  17,554
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

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2005 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005, are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

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


 Note 3 - Revolving Credit Facility

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 5.3% at June 30, 2006) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At June 30, 2006, no amounts were outstanding under the Credit Facility and the Company had $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2006, and August 2, 2006. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.


 Note 4 - Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three Months Ended  Six Months Ended
                                               June 30,          June 30,
                                          ------------------  ----------------
                                             2006     2005     2006     2005
                                            ------   ------   ------   ------
 Numerator:
    Net income for calculating basic
      and diluted earnings per share       $ 6,495  $ 5,223  $14,117  $11,292
                                            ======   ======   ======   ======
 Denominator:
    Weighted-average common shares for
      calculating basic earnings per share  31,758   31,358   31,802   31,742
    Effect of dilutive securities:
      Stock options and warrants             1,451    1,476    1,356    1,688
                                            ------   ------   ------   ------
    Weighted-average common shares
      for calculating diluted earnings
      per share                             33,209   32,834   33,158   33,430
                                            ======   ======   ======   ======

 Basic earnings per share                  $  0.20  $  0.17  $  0.44  $  0.36
                                            ======   ======   ======   ======
 Diluted earnings per share                $  0.20  $  0.16  $  0.43  $  0.34
                                            ======   ======   ======   ======


 Note 5 - Share-Based Compensation Expense

      Under the Company's equity compensation plans, including the board-approved 1990 Stock Option Plan, the shareholder-approved 1999 Stock Option Plan and the shareholder-approved 2004 Long-Term Incentive Plan (collectively described as the "Plans"), it has granted qualified and non-qualified stock options to officers, directors and other key employees. At June 30, 2006, 214,000 shares of unissued common stock of the Company were available for granting under the Plans. In addition, the Company has issued warrants to purchase shares of common stock to certain key members of management, directors and other third parties.

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

      Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant-date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations of future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 107 regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company records share-based compensation cost as an administrative expense.

      Historically, stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. Stock options and warrants granted prior to January 1, 2005 were either fully vested and exercisable on the date grant, or vested and become exercisable ratably over a five year period beginning five years from the date of grant. In addition, certain of the options with vesting provisions granted prior to January 1, 2005 included accelerated vesting provisions tied to increases in the market value of the Company's stock. All stock options granted during fiscal 2005 were fully vested on the date of grant, of which 594,000 options were granted with an exercise price equal to the market price of the stock on the date of grant and 5,264,000 options were granted with an exercise price that exceeded the market price on the date of grant ("premium-priced options"). The options granted in fiscal 2005 at market price had a weighted-average exercise price of $12.50 and a weighted-average fair value of $3.46. The premium-priced options granted in fiscal 2005 had a weighted-average exercise price of $19.89 and a weighted-average fair value price of $3.75. No options or warrants were granted during the six-month period ended June 30, 2006.

      As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three months ended June 30, 2006 were $16,000 and $10,000, respectively, less than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Basic and diluted net income per share for the three months ended June 30, 2006 would not have been affected if the Company had not adopted SFAS 123(R). The Company's income before income taxes and net income for the six months ended June 30, 2006 were $522,000 and $340,000, respectively, less than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25.
 Basic and diluted net income per share for the six months ended June 30, 2006 would have each increased by $0.01, to $0.45 and $0.44, respectively, if the Company had not adopted SFAS 123(R). SFAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS 123(R), such excess tax benefits were presented as operating cash flows. Accordingly, $2,257,000 of excess tax benefits has been classified as a financing cash inflow in the 2006 year-to-date Consolidated Statement of Cash Flows. For the six months ended June 30, 2005, such excess tax benefits amounted to $666,000 and was classified as a operating activity cash inflow.

      Of the total share-based compensation expense (before tax benefit) of $522,000 for the six months ended June 30, 2006, approximately $490,000 related to accelerated vesting of previously issued options as a result of an increase in the market value of the Company's common stock during the first quarter of 2006. As of June 30, 2006, there are no outstanding, unvested options with accelerated vesting features. The Company anticipates that it will record an additional $16,000 of share-based compensation expense in each remaining quarter of fiscal 2006. Total share-based compensation expense, before tax benefit, for fiscal 2006 is anticipated to be $556,000. As of June 30, 2006, total future unrecognized share-based compensation cost related to stock options and warrants of $176,000, before tax benefit, is expected to be recognized over a weighted-average period of
 1.7 years.

      A summary of stock option and warrant activity during the six months ended June 30, 2006 is presented below:

                                                    Weighted-
                                        Weighted-    Average       Aggregate
                           Underlying    Average    Remaining      Intrinsic
                             Shares     Exercise   Contractual       Value
                           (thousands)    Price    Term (years)   (thousands)
                           -----------  --------   ------------   -----------
 Outstanding at
   December 31, 2005          6,631      $12.04        8.5         $ 26,099

 Granted                          -           -          -                -
 Exercised                     (577)       5.70        7.4            6,550
 Canceled or forfeited            -           -          -                -
                              -----
 Outstanding at
   June 30, 2006              6,054       12.65        8.1           43,130
                              =====

 Vested and expected to
   vest at June 30, 2006      6,054       12.65        8.1           43,130
                              =====
 Exercisable at
   June 30, 2006              5,877       12.57        8.2           40,146
                              =====

      The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrants holders had all option and warrant holders exercised their options and warrants on June 30, 2006. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The total intrinsic value of options and warrants exercised for the six months ended June 30, 2005 was $1,980,000. The Company typically issues shares of common stock to satisfy option and warrant exercises.

      Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation plans under the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations. If compensation cost for stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) recognized over the vesting period in accordance with SFAS 123, pro forma net income and earnings per share for the three and six-month periods ended June 30, 2005, would have been as follows:

                                          Three Months Ended  Six Months Ended
                                            June 30, 2005      June 30, 2005
                                          ------------------  ----------------
   Net income, as reported                     $ 5,223            $11,292
   Less:  Pro forma stock-based employee
     compensation determined under the
     fair value requirements of SFAS 123,
     net of income tax benefits                     46              7,438
                                                ------             ------
   Adjusted net income (loss)                  $ 5,177            $ 3,854
                                                ======             ======
   Earnings (loss) per share:
     Basic, as reported                        $  0.17            $  0.36
                                                ======             ======
     Basic, adjusted                           $  0.17            $  0.12
                                                ======             ======
     Diluted, as reported                      $  0.16            $  0.34
                                                ======             ======
     Diluted, adjusted                         $  0.16            $  0.12
                                                ======             ======

      The estimated per share weighted-average grant-date fair value of stock options granted during the three and six-month periods ended 2005, was $15.13, as determined using the Black-Scholes option pricing model based on the following assumptions:

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

      These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of June 30, 2006 was $11,529,000. There were no outstanding letters of credit at June 30, 2005. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent
 Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.


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

      Effective July 1, 2005, First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, began offering a fee-based credit services organization program to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees, which are collected from the customer at the inception of the loan, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for collected, but unearned, credit services fees received from its customers.


 OPERATIONS AND LOCATIONS

       As of June 30, 2006, the Company had 370 locations in twelve U.S. states and eight states in Mexico. Included in this total, the Company has 244 pawn shops of which 95 are located in the U.S. and 149 are located in
 Mexico. In addition, the Company has 126 payday advance stores, all of which are located in the U.S. Approximately 68 of the U.S. pawn stores also offer the payday advance or credit services products in addition to pawn loans and retail sales. The following table details store counts for the three and six-month periods ended June 30, 2006:

                                 Three Months Ended       Six Months Ended
                                   June 30, 2006           June 30, 2006
                               ----------------------  ----------------------
                                       Payday                  Payday
                                Pawn   Advance  Total   Pawn   Advance  Total
                               Stores  Stores  Stores  Stores  Stores  Stores
                               ------  ------  ------  ------  ------  ------
  Beginning of period count       235     113     348     226     102     328

  New stores opened                10      13      23      19      24      43

  Stores closed or consolidated    (1)      -      (1)     (1)      -      (1)
                               ------  ------  ------  ------  ------  ------
  End of period count             244     126     370     244     126     370
                               ======  ======  ======  ======  ======  ======

      For the six months ended June 30, 2006, all of the new pawn stores opened were located in Mexico, while all of the new payday stores opened were located in the U.S. During the three months ended June 30, 2006, the Company opened its first payday advance locations in the state of Michigan and its first pawn store locations in the state of Jalisco, Mexico. The Company's 50% owned joint venture, Cash & Go, Ltd., operates a total of 40 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. No kiosks were opened or closed during the three months ended June 30, 2006.

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


 RESULTS OF OPERATIONS

 Three months ended June 30, 2006, compared to the three months ended June 30, 2005

      The following table (amounts shown in thousands) details the components of revenues for the three months ended June 30, 2006 (the "Second Quarter of 2006"), as compared to the three months ended June 30, 2005 (the "Second Quarter of 2005"):

                                             Three Months Ended June 30,
                                             ---------------------------
                                           2006     2005   Increase/Decrease
                                          ------   ------  -----------------
   Domestic revenues:
     Retail merchandise sales            $13,562  $13,183   $  379      3%
     Scrap jewelry sales                   2,678    1,335    1,343    101%
     Pawn service fees                     6,381    5,995      386      6%
     Short-term advance and credit
       services fees                      14,766   13,262    1,504     11%
     Check cashing fees                      748      691       57      8%
     Other                                   174      262      (88)   (34%)
                                          ------   ------    -----    ----
                                          38,309   34,728    3,581     10%
                                          ------   ------    -----    ----
   Foreign revenues:
     Retail merchandise sales              7,607    5,394    2,213     41%
     Scrap jewelry sales                   5,506    2,632    2,874    109%
     Pawn service fees                     4,953    3,574    1,379     39%
                                          ------   ------    -----    ----
                                          18,066   11,600    6,466     56%
                                          ------   ------    -----    ----
   Total revenues:
     Retail merchandise sales             21,169   18,577    2,592     14%
     Scrap jewelry sales                   8,184    3,967    4,217    106%
     Pawn service fees                    11,334    9,569    1,765     18%
     Short-term advance and credit
       services fees                      14,766   13,262    1,504     11%
     Check cashing fees                      748      691       57      8%
     Other                                   174      262      (88)   (34%)
                                          ------   ------   ------    ----
                                         $56,375  $46,328  $10,047     22%
                                          ======   ======   ======    ====

       Year-over-year revenue increases for retail merchandise sales, pawn service fees and short-term advance/credit service fees were due to a combination of same-store revenue growth and the addition of new stores. Same-store revenues (stores that were in operation during all of the Second Quarter of both 2005 and 2006) increased 15% or $6,854,000 for the Second Quarter of 2006 as compared to the same quarter last year. Revenues generated by the 44 new pawn stores and the 34 new payday advance stores opened since April 1, 2005 increased by $3,394,000, compared to the same quarter last year.

      The increase in scrap jewelry sales during the Second Quarter of 2006, as compared to the Second Quarter of 2005, was due to both higher selling prices of gold and a 49% increase in the volume-weight of scrap jewelry sold in the Second Quarter of 2006, compared to the prior-year quarter. The increase in scrap volume was primarily related to the Company's foreign operations. Aggregate short-term advance and credit services fees increased 11% over the same period, although revenues in the Company's ten Illinois locations decreased due to new payday advance regulations in that state. Excluding the Illinois locations, revenues from short-term advances and credit services increased by 22% compared to the prior year quarter. The implementation of new payday regulations in Illinois caused second quarter revenues and gross profit to decrease compared to the prior year by $1,035,000 and $883,000, respectively, in the Company's ten locations in that state. Effective July 2006, the Company introduced an installment loan product in Illinois through which it plans to recapture a portion of the affected customer base. The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term advance and credit services fees, totaled $9,829,000 for the Second Quarter of 2006.

      The following table (amounts shown in thousands) details pawn receivables, short-term advance receivables and active CSO loans outstanding from an independent third-party lender as of June 30, 2006, as compared to June 30, 2005:

                                                 Balance at June 30,
                                                 -------------------
                                           2006     2005   Increase/Decrease
                                          ------   ------  -----------------
  Domestic receivables & CSO loans
    outstanding:
      Pawn receivables                   $19,870  $17,852   $2,018     11%
      Short-term advance receivables       5,352   14,068   (8,716)   (62%)
      CSO loans held by independent
        third-party lender (1)            10,305        -   10,305      -
                                          ------   ------   ------    ----
                                          35,527   31,920    3,607     11%
                                          ------   ------    -----    ----
  Foreign receivables:
    Pawn receivables                      10,843    9,072    1,771     20%
                                          ------   ------    -----    ----
  Total receivables & CSO loans
    outstanding:
      Pawn receivables                    30,713   26,924    3,789     14%
      Short-term advance receivables       5,352   14,068   (8,716)   (62%)
      CSO loans held by independent
        third-party lender (1)            10,305        -   10,305      -
                                          ------   ------   ------    ----
                                         $46,370  $40,992  $ 5,378     13%
                                          ======   ======   ======    ====

   (1) CSO loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet.

      Of the $3,789,000 total increase in pawn receivables, $2,671,000 was attributable to growth at stores that were in operation as of June 30, 2006 and 2005, and $1,118,000 was attributable to the 35 new pawn stores opened since June 30, 2005. The decrease in short-term advance receivables was due primarily to the introduction of the credit services program in the Company's Texas locations in July 2005. As a result, the Company had no short-term advance receivables in its Texas locations, including the Cash & Go, Ltd, joint venture kiosks, at June 30, 2006, compared to $7,773,000 at June 30, 2005. Short-term advance receivables in the Company's non-Texas locations decreased from $6,295,000 at June 30, 2005, to $5,352,000 at June 30, 2006, primarily due to the introduction of more restrictive payday advance regulations in Illinois, which negatively affected short-term advance receivables in the Company's ten Illinois locations. The Company's loss reserve on short-term advance receivables decreased from $505,000 at June 30, 2005, to $198,000 at June 30, 2006 as a result of the decrease in outstanding short-term advance receivables. The estimated fair value of the liabilities under the letters of credit, net of anticipated recoveries from customers, was $394,000 at June 30, 2006, which is included as a component of the Company's accrued liabilities. There were no outstanding letters of credit or related liabilities at June 30, 2005.

      The gross profit margin on total merchandise sales was 42.0% during the Second Quarter of 2006, compared to 40.6% during the Second Quarter of 2005, due to increased margins on both retail sales and scrap jewelry sales. The retail merchandise margin, which excludes scrap jewelry sales, was 45.5% during the Second Quarter of 2006, compared to 44.6% in the Second Quarter of 2005. Gross margin on sales of scrap jewelry increased from 22.3% in the Second Quarter of 2005 to 33.1% in the Second Quarter of 2006 due to increased selling prices of gold.

      The Company's payday advance and credit services loss provision increased from 22.8% of short-term advance and credit services fee revenues during the Second Quarter of 2005 to 25.4% during the Second Quarter of 2006. The increase in the provision was primarily related to an increased proportion of new stores, which typically have greater early credit losses and higher charge-offs associated with new customers and employees, and to increased credit losses in the Illinois locations related to the transition to the new payday advance regulations effective in 2006. During the Second Quarter of 2006, the Company sold certain bad debt portfolios generated from short-term advances and credit services agreements for an aggregate price of $349,000, compared to $445,000 in the prior year quarter. The sales were recorded as a credit to the short-term advance and credit services loss provision.

      Store operating expenses increased 15% to $18,648,000 during the Second Quarter of 2006, compared to $16,164,000 during the Second Quarter of 2005, primarily as a result of the net addition of 73 pawn and check cashing/short-term advance stores since April 1, 2005, which is a 25% increase in the store count. Administrative expenses increased 20% to $5,064,000 during the Second Quarter of 2006 compared to $4,209,000 during the Second Quarter of 2005, which is primarily attributable to increased management and supervisory compensation expense and to additional administrative expenses related to new store openings. Interest income increased from $87,000 in the Second Quarter of 2005 to $329,000 in the Second Quarter of 2006, due primarily to greater levels of invested cash and to higher interest rates.

      For both the Second Quarter of 2006 and 2005, the Company's effective federal income tax rate of 36.5% differed from the federal statutory tax rate of 35%, primarily as a result of state income taxes.

 Six months ended June 30, 2006, compared to the six months ended June 30,
 2005

      The following table (amounts shown in thousands) details the components of revenues for the six months ended June 30, 2006 (the "Six-Month 2006 Period"), as compared to the six months ended June 30, 2005 (the "Six-Month 2005 Period"):

                                              Six Months Ended June 30,
                                              -------------------------
                                           2006     2005   Increase/Decrease
                                          ------   ------  -----------------
   Domestic revenues:
     Retail merchandise sales            $29,378  $27,742   $1,636      6%
     Scrap jewelry sales                   4,998    3,192    1,806     57%
     Pawn service fees                    13,127   12,048    1,079      9%
     Short-term advance and credit
       services fees                      28,806   25,931    2,875     11%
     Check cashing fees                    1,634    1,517      117      8%
     Other                                   373      575     (202)   (35%)
                                          ------   ------    -----    ----
                                          78,316   71,005    7,311     10%
                                          ------   ------    -----    ----
   Foreign revenues:
     Retail merchandise sales             14,393    9,803    4,590     47%
     Scrap jewelry sales                  10,093    6,044    4,049     67%
     Pawn service fees                     9,273    6,475    2,798     43%
                                          ------   ------    -----    ----
                                          33,759   22,322   11,437     51%
                                          ------   ------    -----    ----
   Total revenues:
     Retail merchandise sales             43,771   37,545    6,226     17%
     Scrap jewelry sales                  15,091    9,236    5,855     63%
     Pawn service fees                    22,400   18,523    3,877     21%
     Short-term advance and credit
       services fees                      28,806   25,931    2,875     11%
     Check cashing fees                    1,634    1,517      117      8%
     Other                                   373      575     (202)   (35%)
                                         -------   ------   ------    ----
                                        $112,075  $93,327  $18,748     20%
                                         =======   ======   ======    ====

       Year-over-year revenue increases for retail merchandise sales, pawn service fees and short-term advance/credit service fees were due to a combination of same-store revenue growth and the addition of new stores. Same-store revenues (stores that were in operation during all of the first six months of both 2005 and 2006) increased 13% or $11,640,000 for the Six-Month 2006 Period as compared to the same period last year. Revenues generated by the 54 new pawn stores and the 39 new payday advance stores which have opened since January 1, 2005 increased by $7,596,000, compared to the same period last year.

      The increase in scrap jewelry sales during the Six-Month 2006 Period, as compared to the Six-Month 2005 Period, was due to both higher selling prices of gold and a 21% increase in the volume-weight of scrap jewelry sold in the Six-Month 2006 Period, compared to the prior-year period.

      Aggregate short-term advance and credit services fees increased 11% over the same period, although revenues in the Company's ten Illinois locations decreased due to new payday advance regulations in that state. Excluding the Illinois locations, revenues from short-term advances and credit services increased by 20% compared to the prior year period. The implementation of new payday regulations in Illinois caused year-to-date revenues and gross profit to decrease compared to the prior year by $1,752,000 and $1,600,000, respectively, in the Company's ten locations in that state. Effective July 2006, the Company introduced an installment loan product in Illinois through which it plans to recapture a portion of the affected customer base. The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term advance and credit services fees, totaled $18,866,000 for the Six-Month 2006 Period.

      The gross profit margin on total merchandise sales was 41.3% during the Six-Month 2006 Period, compared to 40.2% during the Six-Month 2005 Period, primarily due to increased margin on scrap jewelry sales. The retail merchandise margin, which excludes scrap jewelry sales, was 44.4% during the Six-Month 2006 Period, compared to 44.3% during the Six-Month 2005 Period. Gross margin on sales of scrap jewelry increased from 23.8% in the Six-Month 2005 Period to 32.5% in the Six-Month 2006 Period due to increased selling prices of gold.

      The Company's payday advance and credit services loss provision decreased from 17.7% of short-term advance and credit services fee revenues during the Six-Month 2005 Period to 15.8% during the Six-Month 2006 Period. During the Six-Month 2006 Period, the Company sold bad debt portfolios generated from short-term advances and credit services agreements for an aggregate price of $1,444,000, compared to $445,000 in the prior year period. The sales were recorded as a credit to the short-term advance and credit services loss provision.

      Store operating expenses increased 15% to $36,767,000 during the Six-Month 2006 Period, compared to $31,925,000 during the Six-Month 2005 Period, primarily as a result of the net addition of 86 pawn and check cashing/short-term advance stores since January 1, 2005, which is a 30% increase in the store count. Administrative expenses increased 28% to $10,770,000 during the Six-Month 2006 Period compared to $8,425,000 during the Six-Month 2005 Period, which is primarily attributable to increased management and supervisory compensation expense, additional administrative expenses related to new store openings and a non-cash charge of approximately $522,000 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006. Interest income increased from $171,000 in the Six-Month 2005 Period to $550,000 in the Six-Month 2006 Period, due primarily to greater levels of invested cash and to higher interest rates.

 For both the Six-Month 2006 Period and Six-Month 2005 Period, the Company's effective federal income tax rate of 36.5% differed from the federal statutory tax rate of 35%, primarily as a result of state income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2006, the Company's primary sources of liquidity were $28,770,000 in cash and cash equivalents, $40,564,000 in receivables, $21,439,000 in inventories and $25,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $85,797,000 as of June 30, 2006, and total equity exceeded total liabilities by a ratio of 8 to 1. The Company's operations and store openings have been financed with funds generated primarily from operations.

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility"). The Credit Facility provides a $25,000,000 long-term line of credit that matures on April 15, 2007, and bears interest at the prevailing LIBOR rate (which was approximately 5.3% at June 30, 2006) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At June 30, 2006, the Company had no amounts outstanding under the Credit Facility and $25,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2006, and August 2, 2006. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      Net cash provided by operating activities of the Company during the Six-Month 2006 Period, was $14,681,000, consisting primarily of net income of $14,117,000 plus non-cash adjustments for depreciation, share-based compensation, and the short-term advance loss provision of $3,600,000, $522,000, and $494,000 respectively. Net changes in operating assets and liabilities reduced cash used by operating activities in the amount of $4,052,000. Net cash used by investing activities during the six months ended June 30, 2006, was $9,440,000, which was primarily comprised of net cash outflows from pawn receivables activity of $3,043,000, net cash inflows from short-term advance receivables activity of $642,000, net of cash paid for fixed asset additions of $7,039,000. Net inflows from short-term advance activity were due to the reduction in outstanding short-term advances in the Company's Texas locations resulting from the introduction of the credit services program in July 2005. The opening of 43 new stores during the Six-Month 2006 Period contributed significantly to the volume of fixed asset additions. Net cash used by financing activities was $19,212,000 during the Six-Month 2006 Period, which consisted of purchases of treasury stock in the amount of $24,753,000, net of proceeds from exercises of stock options and warrants and the tax benefit from the exercise of employee stock options of $3,284,000 and $2,257,000, respectively.

      During the second quarter of 2006, the Company completed its 3.2 million share repurchase plan authorized in July 2004 at an average repurchase price of $12.32 per share. The Board of Directors subsequently authorized an additional 2.0 million share repurchase. For the quarter ended June 30, 2006, the Company utilized excess cash flows to repurchase approximately $25 million of common stock for a total of 1.3 million shares under the two authorizations.

      For  purposes  of  its  internal  liquidity  assessments,  the  Company considers net cash changes in pawn receivables and short-term advance receivables to be closely related to operating cash flows. For the Six-Month 2006 Period, net cash flows from operations were $14,681,000, while net cash outflows related to pawn receivables activity was $3,043,000 and net cash inflows from short-term advance receivables activity was $642,000. The combined net cash flows from operations and pawn and short-term advance receivables totaled $12,280,000 for the Six-Month 2006 Period. For the comparable prior year period, net cash flows from operations were $17,150,000, and net cash outflows related to pawn receivables and short-term advance receivables were $3,987,000 and $3,202,000, respectively. The combined net cash flows from operations and pawn and short-term advance receivables totaled $9,961,000 for the Six-Month 2005 Period.

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

      The amount of short-term advances outstanding and credit services activity and the related loss provisions also affect the profitability and liquidity of the Company. An allowance for losses is provided on active short-term advances and service fees receivable, based upon expected default rates, net of estimated future recoveries of previously defaulted short-term advances and service fees receivable. The Company considers short-term advances to be in default if they are not repaid on the due date, and writes off the principal amount and service fees receivable as of the default date, leaving only active receivables in the reported balances. Net defaults and changes in the short-term advance allowance are charged to the short-term advance and credit services loss provision.

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

      The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. With 43 stores opened year-to-date, the Company is on track to equal or exceed its target of 60 to 70 new store openings, comprised of both payday advance locations, located primarily in Texas and Michigan, and pawn shops, located primarily in Mexico. All capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through operating cash flows. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive acquisition opportunity in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve month period ended June 30, 2006 totaled $50,167,000, an increase of 24% compared to $40,446,000 for the trailing twelve month period ended June 30, 2005. The EBITDA margin, which is EBITDA as a percentage of revenues, for the trailing twelve month period ended June 30, 2006 was 22%, compared to 21% for the comparable prior year period.

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

      The following table provides a reconciliation of net income to EBITDA (amounts in thousands):

                                                   Trailing Twelve Months
                                                       Ended June 30,
                                                 ----------------------------
                                                       2006        2005
                                                     --------    --------
   Net income                                       $  28,208   $  22,574

   Adjustments:
     Interest income, net of interest expense            (696)       (176)
     Depreciation                                       6,742       4,926
     Income taxes                                      15,913      13,122
                                                     --------    --------
   Earnings before interest, income taxes,
     depreciation and amortization                  $  50,167   $  40,446
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

      Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report of Form 10-K for the year ended December 31, 2005. Subsequent to the filing of the 2005 Form 10-K, the State of Oregon has enacted legislation that provides for significantly more restrictive regulation of the payday advance industry beginning in July 2007. The implementation of these more restrictive regulations, as currently enacted, is expected to have a significant negative effect on the revenues and profitability of the Company's operations in Oregon, beginning in July 2007. The Company currently has seven payday advance stores located in Oregon. In Mexico, certain aspects of the Company's lending and retail operations have historically been regulated by PROFECO, a federal government consumer protection agency. Recent federal legislation has expanded PROFECO's regulatory authority over the pawn industry, although resulting regulatory changes, if any, have not been developed or implemented at the current time. While the Company does not anticipate any significant effect on its operations due to expanded regulation, such effect, if any, cannot be determined at the current time.

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


 ITEM 4.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our second fiscal quarter of 2006. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

      (b) Changes in Internal Control Over Financial Reporting

          There has been no significant change in the Company's internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

      During the period from January 1, 2006, through June 30, 2006, the Company issued 240,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,913,000
 (including income tax benefit). During the period from January 1, 2006, through June 30, 2006, the Company issued 337,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $2,657,000 (including income tax benefit).

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

      In July 2004, the Company's Board of Directors authorized an open-ended stock repurchase plan, with no dollar limitation, to permit future repurchases of up to 3,200,000 shares of the Company's outstanding common stock. During the second quarter of 2006, First Cash repurchased approximately 802,000 shares to close out the 2004-authorized program. The weighted average repurchase price of 3,200,000 repurchased under this plan was $39,425,000 or $12.32 per share.

      In June 2006, the Company's Board of Directors authorized a new program for the repurchase of up to 2,000,000 additional shares of First Cash's outstanding common stock. During the Second Quarter of 2006, the Company repurchased a total of 461,000 common shares under the new stock repurchase plan for an aggregate purchase price of $8,848,000 or $19.21 per share.

      The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the programs were in effect during the Second Quarter of 2006:

                       Total     Average    Total Number of     Maximum Number
                      Number     Price   Shares Purchased as  Of Shares that May
                     Of Shares  Paid Per    Part of Publicly    Yet Be Purchased
                     Purchased   Share      Announced Plans     Under the Plans
                     ---------   -----      ---------------     ---------------
 April 1 through
   April 30, 2006           -        -                  -            801,612
 May 1 through
   May 31, 2006       475,200   $19.89            475,200            326,412
 June 1 through
   June 30, 2006      787,068   $19.44            787,068          1,539,344
                    ---------                   ---------
     Total          1,262,268   $19.61          1,262,268
                    =========                   =========


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 7, 2006, the Company held the annual meeting of its stockholders. Of the 32,052,172 issued and outstanding common shares entitled to vote at the meeting, 26,005,182 of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following two proposals:

 1. The stockholders ratified the re-election of three directors:

                      FOR         %    WITHHELD     %
                   ----------   ----   ---------   ---
    Rick Wessel    24,718,455   95.1   1,286,727   4.9
    Richard Burke  24,074,214   92.6   1,930,968   7.4
    Joe Love       23,681,250   91.1   2,323,932   8.9

 2. The stockholders ratified the selection of Hein & Associates LLP as independent auditors of the Company for the year ended December 31, 2006:

          FOR          %     AGAINST     %     ABSTAIN     %
       ----------    ----    -------    ---    -------    ---
       25,894,596    99.6    55,939     0.2     54,647    0.2


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


 Dated:  August 2, 2006        FIRST CASH FINANCIAL SERVICES, INC.
                               -----------------------------------
                               (Registrant)

                               /s/ J. ALAN BARRON
                               -----------------------
                               J. Alan Barron
                               Chief Executive Officer
                               (Principal Executive Officer)

                               /s/ R. DOUGLAS ORR
                               -----------------------
                               R. Douglas Orr
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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