Form 10-Q
period 2006-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2006-11-09
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

  (Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2006, or

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

      As of November 8, 2006 there were 31,536,004 shares of Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,      December 31,
                                             --------------------  ------------
                                               2006        2005        2005
                                              -------     -------     -------
                                                  (unaudited)
                                           (in thousands, except per share data)

                     ASSETS
 Cash and cash equivalents                   $ 20,789    $ 29,657    $ 42,741
 Service fees receivable                        5,203       4,227       4,176
 Customer receivables, net of allowance
   of $9,391, $246 and $242, respectively      71,692      35,750      33,802
 Inventories                                   28,018      21,461      21,987
 Prepaid expenses and other current assets      7,026       4,005       5,430
                                              -------     -------     -------
   Total current assets                       132,728      95,100     108,136

 Property and equipment, net                   29,119      22,396      23,565
 Goodwill and other intangible assets          72,631      53,237      53,237
 Other                                          1,208         938       1,016
                                              -------     -------     -------
   Total assets                              $235,686    $171,671    $185,954
                                              =======     =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of notes payable            $  2,250    $      -    $      -
 Accounts payable                               2,091         945         908
 Accrued liabilities                           14,228       9,242      13,722
                                              -------     -------     -------
   Total current liabilities                   18,569      10,187      14,630

 Revolving credit facility                     31,000           -           -
 Notes payable, net of current portion          7,750           -           -
 Deferred income taxes payable                  9,245       8,569       8,616
                                              -------     -------     -------
   Total liabilities                           66,564      18,756      23,246

 Stockholders' equity:
   Preferred stock; $.01 par value;
     10,000,000 shares authorized                   -           -           -
   Common stock; $.01 par value;
     90,000,000 shares authorized                 347         336         340
   Additional paid-in capital                  92,173      80,997      83,065
   Retained earnings                          124,875      95,102     102,823
   Common stock held in treasury              (48,273)    (23,520)    (23,520)
                                              -------     -------     -------
     Total stockholders' equity               169,122     152,915     162,708
                                              -------     -------     -------
     Total liabilities and
       stockholders' equity                  $235,686    $171,671    $185,954
                                              =======     =======     =======

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                 ---------------------   --------------------
                                    2006        2005        2006        2005
                                   -------     -------     -------    -------
                             (unaudited, in thousands, except per share amounts)
 Revenues:
   Merchandise sales              $ 36,988    $ 25,441    $ 95,850   $ 72,222
   Finance and service charges      31,479      27,932      82,685     72,386
   Other                             1,005         934       3,012      3,026
                                   -------     -------     -------    -------
                                    69,472      54,307     181,547    147,634
                                   -------     -------     -------    -------
 Cost of revenues:
   Cost of goods sold               20,781      15,635      55,314     43,605
   Credit loss provision             6,789       4,257      11,328      8,856
   Other                               122          72         312        206
                                   -------     -------     -------    -------
                                    27,692      19,964      66,954     52,667
                                   -------     -------     -------    -------
 Net revenues                       41,780      34,343     114,593     94,967
                                   -------     -------     -------    -------
 Expenses and other income:
   Store operating expenses         21,086      17,574      57,853     49,499
   Administrative expenses           6,031       5,251      16,801     13,676
   Depreciation and amortization     2,090       1,533       5,690      4,195
   Interest expense                    219           -         219          -
   Interest income                    (141)        (46)       (691)      (217)
                                   -------     -------     -------    -------
                                    29,285      24,312      79,872     67,153
                                   -------     -------     -------    -------

 Income before income taxes         12,495      10,031      34,721     27,814
 Provision for income taxes          4,560       3,661      12,669     10,152
                                   -------     -------     -------    -------
 Net income                       $  7,935    $  6,370    $ 22,052   $ 17,662
                                   =======     =======     =======    =======
 Net income per share:
   Basic                          $   0.26    $   0.20    $   0.70   $   0.56
                                   =======     =======     =======    =======
   Diluted                        $   0.25    $   0.19    $   0.67   $   0.53
                                   =======     =======     =======    =======

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                        --------------------
                                                          2006        2005
                                                        --------    --------
                                                     (unaudited, in thousands)
 Cash flows from operating activities:
   Net income                                          $  22,052   $  17,662
   Adjustments to reconcile net income to net
     cash flows from operating activities:
     Depreciation and amortization                         5,690       4,195
     Share-based compensation                                560           -
     Non-cash portion of credit loss provision             4,289       6,462
     Stock option and warrant income tax benefit               -       1,147
   Changes in operating assets and liabilities:
     Service fees receivable                              (1,027)        285
     Inventories                                          (1,326)     (1,412)
     Prepaid expenses and other assets                      (294)       (573)
     Accounts payable and accrued liabilities               (832)        645
     Current and deferred income taxes                    (1,293)       (108)
                                                        --------    --------
       Net cash flows from operating activities           27,819      28,303
                                                        --------    --------
 Cash flows from investing activities:
   Customer receivables, originations
     net of collections                                  (15,503)     (5,723)
   Purchases of property and equipment                   (10,928)     (9,215)
   Acquisition of Auto Master buy-here/pay-here
     automotive division                                 (23,652)          -
                                                        --------    --------
     Net cash flows from investing activities            (50,083)    (14,938)
                                                        --------    --------
 Cash flows from financing activities:
   Proceeds from debt                                     31,000           -
   Payments of debt                                      (14,490)          -
   Purchase of treasury stock                            (24,753)    (11,404)
   Proceeds from exercise of stock options and warrants    5,582       1,464
   Stock option and warrant income tax benefit             2,973           -
                                                        --------    --------
     Net cash flows from financing activities                312      (9,940)
                                                        --------    --------
 Change in cash and cash equivalents                     (21,952)      3,425
   Cash and cash equivalents at beginning
     of the period                                        42,741      26,232
                                                        --------    --------
   Cash and cash equivalents at end of the period      $  20,789   $  29,657
                                                        ========    ========
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                          $     148   $       -
                                                        ========    ========
     Income taxes                                      $  11,310   $   9,513
                                                        ========    ========

 Supplemental disclosure of non-cash investing activity:
   Non-cash transactions in connection with pawn
     receivables settled through forfeitures of
     collateral transferred to inventories             $  35,379   $  29,876
                                                        ========    ========

 Supplemental disclosure of non-cash financing activity:
   Notes payable issued in connection with the
     acquisition of Auto Master                        $  10,000   $       -
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

      On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). Accordingly, the Consolidated Balance Sheets include the accounts of Auto Master as of September 30, 2006 and the Consolidated Statements of Income include the results of Auto Master for the period August 26, 2006 through September 30, 2006. All significant intercompany accounts and transactions have been eliminated.

      Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2005 Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005, are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

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


 Note 3 - Revolving Credit Facility and Notes Payable

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility") which was amended during the third quarter of 2006 to increase the amount available under the line of credit from $25,000,000 to $50,000,000 and to extend the term of the facility until April 2009. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.3% at September 30, 2006) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At September 30, 2006, the Company had $31,000,000 outstanding under the Credit Facility and the Company had $19,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2006, and November 8, 2006. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      The Company has notes payable to individuals arising from the Auto Master acquisition which total $10,000,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest scheduled over the next four years. Of the $10,000,000 in notes payable, $2,250,000 is classified as a current liability and $7,750,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, is convertible after one year into 55,555 shares of the Company's common stock at a conversion price of $18.00 per share.


 Note 4 - Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Three Months Ended Nine Months Ended
                                             September 30,     September 30,
                                          ------------------  ----------------
                                             2006     2005     2006     2005
                                            ------   ------   ------   ------
 Numerator:
   Net income for calculating basic
     and diluted earnings per share        $ 7,935  $ 6,370  $22,052  $17,662
                                            ======   ======   ======   ======
 Denominator:
   Weighted-average common shares for
     calculating basic earnings per share   30,938   31,142   31,514   31,542
   Effect of dilutive securities:
     Stock options and warrants              1,345    1,724    1,352    1,700
                                            ------   ------   ------   ------
   Weighted-average common shares
     for calculating diluted earnings
     per share                              32,283   32,866   32,866   33,242
                                            ======   ======   ======   ======

 Basic earnings per share                  $  0.26  $  0.20  $  0.70  $  0.56
                                            ======   ======   ======   ======
 Diluted earnings per share                $  0.25  $  0.19  $  0.67  $  0.53
                                            ======   ======   ======   ======


 Note 5 - Share-Based Compensation Expense

      Under the Company's equity compensation plans, including the board-approved 1990 Stock Option Plan, the shareholder-approved 1999 Stock Option Plan and the shareholder-approved 2004 Long-Term Incentive Plan (collectively described as the "Plans"), it has granted qualified and non-qualified stock options to officers, directors and other key employees. At September 30, 2006, 129,000 shares of unissued common stock of the Company were available for granting under the Plans. In addition, the Company has issued warrants to purchase shares of common stock to certain key members of management, directors and other third parties.

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

      Historically, stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. Stock options and warrants granted prior to January 1, 2005 were either fully vested and exercisable on the grant date, or vested and become exercisable ratably over a five year period beginning five years from the date of grant. In addition, certain of the options with vesting provisions granted prior to January 1, 2005 included accelerated vesting provisions tied to increases in the market value of Company stock. All stock options granted during fiscal 2005 were fully vested on the date of grant, of which 594,000 options were granted with an exercise price equal to the market price of the stock on the date of grant and 5,264,000 options were granted with an exercise price that exceeded the market price on the date of grant ("premium-priced options"). The options granted in fiscal 2005 at market price had a weighted-average exercise price of $12.50 and a weighted-average fair value of $3.46. The premium-priced options granted in fiscal 2005 had a weighted-average exercise price of $19.89 and a weighted-average fair value price of $3.75.

      As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three months ended
 September 30, 2006 were approximately $40,000 and $25,000, respectively, less than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Basic and diluted net income per share for the three months ended September 30, 2006 would not have been affected if the Company had not adopted SFAS 123(R). The Company's income before income taxes and net income for the nine months ended September 30, 2006 were approximately $560,000 and $365,000, respectively, less than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25. Basic and diluted net income per share for the nine months ended September 30, 2006 would have each increased by $0.01, to $0.71 and $0.68, respectively, if the Company had not adopted SFAS 123(R). SFAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS 123(R), such excess tax benefits were presented as operating cash flows. Accordingly, $2,973,000 of excess tax benefits has been classified as a financing cash inflow in the 2006 year-to-date Consolidated Statement of Cash Flows. For the nine months ended September 30, 2005, such excess tax benefits amounted to $1,147,000 and were classified as an operating activity cash inflow.

      During the third quarter of 2006, the Company issued 85,000 qualified stock options at or above market price to certain employees. The Company has recorded the estimated cost of the options, which it considers to be an immaterial amount, in its share-based compensation expense, based on preliminary assumptions of expected life, expected volatility, the risk-free interest rate and expected forfeitures. A more precise calculation of the weighted-average grant-date fair value and disclosure of the underlying assumptions used in the fair value calculation will be provided in the Company's Annual Report on Form 10-K.

      Of the total share-based compensation expense (before tax benefit) of $560,000 for the nine months ended September 30, 2006, approximately $490,000 related to accelerated vesting of previously issued options as a result of an increase in the market value of the Company's common stock during the first quarter of 2006. As of September 30, 2006, there were no outstanding, unvested options with accelerated vesting features. The Company anticipates that it will record approximately an additional $75,000 of share-based compensation expense in the remaining quarter of fiscal 2006. Total share-based compensation expense, before tax benefit, for fiscal 2006 is anticipated to be approximately $635,000.

      A summary of stock option and warrant activity during the nine months ended September 30, 2006 is presented below:

                                                    Weighted-
                                        Weighted-    Average       Aggregate
                           Underlying    Average    Remaining      Intrinsic
                             Shares     Exercise   Contractual       Value
                           (thousands)    Price    Term (years)   (thousands)
                           -----------  --------   ------------   -----------
 Outstanding at
   December 31, 2005          6,631      $12.04        8.5         $ 26,099

 Granted                         85       20.00        9.9               50
 Exercised                     (821)       6.83        7.4            8,434
 Canceled or forfeited            -           -          -                -
                              -----
 Outstanding at
   September 30, 2006         5,895       12.89        7.9           45,410
                              =====
 Vested and expected to vest
   at September 30, 2006      5,895       12.89        7.9           45,410
                              =====
 Exercisable at
   September 30, 2006         5,633       12.51        7.9           42,228
                              =====

      The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all option and warrant holders exercised their options and warrants on September 30, 2006. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The total intrinsic value of options and warrants exercised for the nine months ended September 30, 2005 was $3,319,000. The Company typically issues shares of common stock to satisfy option and warrant exercises.

      Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation plans under the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations. If compensation cost for stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) recognized over the vesting period in accordance with SFAS 123, pro forma net income and earnings per share for the three and nine-month periods ended September 30, 2005, would have been as follows:

                                       Three Months Ended  Nine Months Ended
                                       September 30, 2005  September 30, 2005
                                       ------------------  ------------------
 Net income, as reported                    $ 6,370             $17,662
 Less:  Pro forma stock-based employee
   compensation determined under the
   fair value requirements of SFAS 123,
   net of income tax benefits                    46               7,485
                                             ------              ------
 Adjusted net income (loss)                 $ 6,324             $10,177
                                             ======              ======
 Earnings (loss) per share:
   Basic, as reported                       $  0.20             $  0.56
                                             ======              ======
   Basic, adjusted                          $  0.20             $  0.32
                                             ======              ======
   Diluted, as reported                     $  0.19             $  0.53
                                             ======              ======
   Diluted, adjusted                        $  0.19             $  0.31
                                             ======              ======

      No options were granted during the three month period ended September 30, 2005. The estimated per share weighted-average grant-date fair value of stock options granted during the nine-month period ended September 30, 2005, was $15.13, as determined using the Black-Scholes option pricing model based on the following assumptions:

                  Dividend yield                   -
                  Volatility                    45.0 %
                  Risk-free interest rate        3.5 %
                  Expected life                  5.0 years

      On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123(R)-3"). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has until January 1, 2007 to make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating FSP 123(R)- 3; however, if the Company were to make the one-time election, it is not expected to affect operating income or net income.


 Note 6 - Guarantees

      First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, offers a fee-based credit services program ("CSO program") to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $100 to $1,000, have terms of 7 to 31 days and bear interest at a rate of less than 10% on an annualized basis.

      These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2006 was $12,823,000 compared to $11,129,000 at September 30, 2005. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.


 Note 7 - Acquisition

      Pursuant to the Company's strategic initiative to grow and diversify its product suite within the specialty consumer finance industry, the Company acquired two affiliated companies, collectively doing business as Auto Master, an automotive retailer and related finance company focused exclusively on the "buy-here/pay-here" segment of the retail used vehicle market. Auto Master, based in Northwest Arkansas, owns and operates eight buy-here/pay-here automobile dealerships located in Arkansas, Missouri and Oklahoma, which specialize in the sale of clean, moderately-priced used vehicles. The definitive stock purchase agreement for the privately-held Auto Master group of companies was signed and closed on August 25, 2006. The purchase price, in the amount of $33.7 million, was funded through a combination of $23.7 million in cash and notes payable to the sellers in the amount of $10 million. In addition, the Company retired approximately $14 million of the outstanding interest-bearing debt of Auto Master subsequent to closing the purchase transaction.

      The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. The total amount of goodwill and identified intangible assets, currently estimated at approximately $19.4 million, is expected to be deductible for tax purposes. The actual fair market value of the assets acquired is currently being evaluated. The results of operations of the acquired company are included in the consolidated financial statements from its date of acquisition.

      The preliminary allocation of the purchase price is presented below (in thousands):

        Cash                                       $        7
        Fair market value of net tangible assets       28,723
        Goodwill and intangible assets                 19,420
        Less:  assumed debt                           (14,490)
                                                    ---------
                                                   $   33,660
                                                    =========


 Note 8 - Operating Segment Information

      The Company manages its business on the basis of two reportable segments: the pawn and short-term advance segment and the buy-here/pay-here automotive segment. There are no intersegmental sales and each segment is supervised separately. The following tables detail selected balance sheet information regarding the operating segments as of September 30, 2006 and September 30, 2005 (amounts shown in thousands):

                                         Pawn and     Buy-Here/
                                        Short-term    Pay-Here
                                          Advance    Automotive  Consolidated
                                        ----------   ----------  ------------
 September 30, 2006
 ------------------
 Service fees receivable                 $   5,128    $      75     $   5,203
 Customer receivables,
   net of allowance                         41,158       30,534        71,692
 Inventories                                24,912        3,106        28,018

 September 30, 2005
 ------------------
 Service fees receivable                 $   4,227    $       -     $   4,227
 Customer receivables,
   net of allowance                         35,750            -        35,750
 Inventories                                21,461            -        21,461

      The following tables detail revenues, cost of revenues, net revenues and certain expenses by operating segment for the three months ended September 30, 2006 and September 30, 2005 (amounts shown in thousands):

                                            Pawn and     Buy-Here/
                                           Short-term    Pay-Here
                                             Advance    Automotive    Total
                                           ----------   ----------  ---------
 Three Months Ended September 30, 2006
 -------------------------------------
 Revenues:
   Merchandise sales                        $  30,620    $  6,368   $  36,988
   Finance and service charges                 31,150         329      31,479
   Other                                          979          26       1,005
                                             --------     -------    --------
                                               62,749       6,723      69,472
                                             --------     -------    --------
 Cost of revenues:
   Cost of goods sold                          17,822       2,959      20,781
   Credit loss provision                        5,237       1,552       6,789
   Other                                          122           -         122
                                             --------     -------    --------
                                               23,181       4,511      27,692
                                             --------     -------    --------
 Net revenues                                  39,568       2,212      41,780

 Expenses and other income:
   Store operating expenses                    20,277         809      21,086
   Store depreciation and amortization          1,867           4       1,871
                                             --------     -------    --------
                                               22,144         813      22,957
                                             --------     -------    --------
 Net store contribution                     $  17,424    $  1,399   $  18,823
                                             ========     =======    ========

 Three Months Ended September 30, 2005
 -------------------------------------

 Revenues:
   Merchandise sales                        $  25,441    $      -   $  25,441
   Finance and service charges                 27,932           -      27,932
   Other                                          934           -         934
                                             --------     -------    --------
                                               54,307           -      54,307
                                             --------     -------    --------
 Cost of revenues:
   Cost of goods sold                          15,635           -      15,635
   Credit loss provision                        4,257           -       4,257
   Other                                           72           -          72
                                             --------     -------    --------
                                               19,964           -      19,964
                                             --------     -------    --------
 Net revenues                                  34,343           -      34,343

 Expenses and other income:
   Store operating expenses                    17,574           -      17,574
   Store depreciation and amortization          1,366           -       1,366
                                             --------     -------    --------
                                               18,940           -      18,940
                                             --------     -------    --------
 Net store contribution                     $  15,403    $      -   $  15,403
                                             ========     =======    ========

      The following tables detail revenues, cost of revenues, net revenues and certain expenses by operating segment for the nine months ended September 30, 2006 and September 30, 2005 (amounts shown in thousands):

                                            Pawn and     Buy-Here/
                                           Short-term    Pay-Here
                                             Advance    Automotive    Total
                                           ----------   ----------  ---------
 Nine Months Ended September 30, 2006
 ------------------------------------

 Revenues:
   Merchandise sales                        $  89,482    $  6,368   $  95,850
   Finance and service charges                 82,356         329      82,685
   Other                                        2,986          26       3,012
                                             --------     -------    --------
                                              174,824       6,723     181,547
                                             --------     -------    --------
 Cost of revenues:
   Cost of goods sold                          52,355       2,959      55,314
   Credit loss provision                        9,776       1,552      11,328
   Other                                          312           -         312
                                             --------     -------    --------
                                               62,443       4,511      66,954
                                             --------     -------    --------
 Net revenues                                 112,381       2,212     114,593

 Expenses and other income:
   Store operating expenses                    57,044         809      57,853
   Store depreciation and amortization          5,126           4       5,130
                                             --------     -------    --------
                                               62,170         813      62,983
                                             --------     -------    --------
 Net store contribution                     $  50,211    $  1,399   $  51,610
                                             ========     =======    ========

 Nine Months Ended September 30, 2005
 ------------------------------------

 Revenues:
   Merchandise sales                        $  72,222    $      -   $  72,222
   Finance and service charges                 72,386           -      72,386
   Other                                        3,026           -       3,026
                                             --------     -------    --------
                                              147,634           -     147,634
                                             --------     -------    --------
 Cost of revenues:
   Cost of goods sold                          43,605           -      43,605
   Credit loss provision                        8,856           -       8,856
   Other                                          206           -         206
                                             --------     -------    --------
                                               52,667           -      52,667
                                             --------     -------    --------
 Net revenues                                  94,967           -      94,967

 Expenses and other income:
   Store operating expenses                    49,499           -      49,499
   Store depreciation and amortization          3,757           -       3,757
                                             --------     -------    --------
                                               53,256           -      53,256
                                             --------     -------    --------
 Net store contribution                     $  41,711    $      -   $  41,711
                                             ========     =======    ========

      The following table reconciles net store contribution, as presented above, to net income for each period presented:

                                         Three Months Ended Nine Months Ended
                                            September 30,     September 30,
                                         ------------------  ----------------
                                            2006     2005     2006     2005
                                           ------   ------   ------   ------
 Total net store contribution
   for reportable segments                 $18,823  $15,403  $51,610  $41,711
 Administrative depreciation
   and amortization                           (219)    (167)    (560)    (438)
 Administrative expenses                    (6,031)  (5,251) (16,801) (13,676)
 Interest expense                             (219)       -     (219)       -
 Interest income                               141       46      691      217
 Provision for income taxes                 (4,560)  (3,661) (12,669) (10,152)
                                            ------   ------   ------   ------
 Net income                                $ 7,935  $ 6,370  $22,052  $17,662
                                            ======   ======   ======   ======


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

      The Company's pawn store revenues are derived primarily from service fees on pawns and the sale of unredeemed goods (merchandise sales). The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

      The Company's short-term advance store revenues are derived primarily from fees on short-term advances and credit services transactions. The Company recognizes service fee income on short-term advances on a constant-yield basis over the life of the advance, which is generally thirty-one days or less. The net defaults on short-term advances and changes in the short-term advance valuation reserve are charged to the short-term advance loss provision. The Company recognizes credit services fees, which are collected from the customer at the inception of the loan, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for collected, but unearned, credit services fees received from its customers.

      The Company's buy-here/pay-here automotive revenues are derived primarily from the sale of used vehicles and the finance charges from related vehicle financing contracts. Revenues from the sale of used vehicles are recognized when the sales contract and related finance agreement is signed and the customer has taken possession of the vehicle. Interest income is recognized on all active finance receivable accounts on a constant yield basis. Late payment fees are recognized when collected and are included in revenue. The Company maintains an allowance for credit losses, on an aggregate basis, at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency, economic conditions and management's expectations of future credit losses. The credit loss provision is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that is has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the credit loss provision.


 OPERATIONS AND LOCATIONS

      As of September 30, 2006, the Company had 398 locations in thirteen U.S. states and eight states in Mexico. Approximately 68 of the pawn stores also offer short-term advances or credit services products in addition to pawn loans and retail sales. In addition, the Company operates eight buy-here/pay-here automotive dealerships. The following table details store counts for the three and nine-month periods ended September 30, 2006:

                                                           Buy-Here/
                                              Short-term   Pay-Here
                                        Pawn   Advance    Automotive    Total
                                       Stores   Stores   Dealerships  Locations
                                       ------   ------   -----------  ---------
 Three Months Ended September 30, 2006
 -------------------------------------
 Total locations, beginning of period     244      126             -        370
 New locations opened                       5       15             -         20
 Locations acquired                         -        -             8          8
 Locations closed or consolidated           -        -             -          -
                                       ------   ------   -----------  ---------
 Total locations, end of period           249      141             8        398
                                       ======   ======   ===========  =========

 Nine Months Ended September 30, 2006
 ------------------------------------
 Total locations, beginning of period     226      102             -        328
 New locations opened                      24       39             -         63
 Locations acquired                         -        -             8          8
 Locations closed or consolidated          (1)       -             -         (1)
                                       ------   ------   -----------  ---------
 Total locations, end of period           249      141             8        398
                                       ======   ======   ===========  =========

      The Company's 50% owned joint venture, Cash & Go, Ltd., operates a total of 40 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. No kiosks were opened or closed during the three and nine-month periods ended September 30, 2006.

      While the Company has had significant increases in revenues due to new store openings and acquisitions in 2005 and 2006, the Company has also incurred increases in operating expenses attributable to the additional locations. Operating expenses consist of all items directly related to the operation of the Company's stores and dealerships, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collections operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

      Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the third quarter of 2006, the Company relocated one store that involved a significant change in the size of its retail showroom, and accordingly, the expanded store has been excluded from the same-store calculations. Non-retail sales of scrap jewelry are included in same-store revenue calculations. The Auto Master buy-here/pay-here automotive dealerships, acquired in August 2006, were not included in the same-store revenue calculations.


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


 RESULTS OF OPERATIONS

 Three months ended September 30, 2006, compared to the three months ended September 30, 2005

      The following table (amounts shown in thousands) details the components of revenues for the three months ended September 30, 2006 (the "Third Quarter of 2006"), as compared to the three months ended September 30, 2005 (the "Third Quarter of 2005"):

                                      Three Months Ended September 30,
                                      --------------------------------
                                        2006        2005     Increase/Decrease
                                      --------    --------   -----------------
 Domestic revenues:
   Pawn retail merchandise sales     $  13,864   $  13,371  $    493       4%
   Pawn scrap jewelry sales              3,399       2,128     1,271      60%
   Pawn service charges                  7,523       6,551       972      15%
   Short-term advance and credit
     services fees                      18,244      17,200     1,044       6%
   Buy-here/pay-here retail
     automobile sales                    6,221           -     6,221       -
   Buy-here/pay-here wholesale
     automobile sales                      147           -       147       -
   Buy-here/pay-here finance charges       329           -       329       -
   Other                                 1,005         934        71       8%
                                      --------    --------   -------    ----
                                     $  50,732   $  40,184  $ 10,548      26%
                                      ========    ========   =======    ====
 Foreign revenues:
   Pawn retail merchandise sales     $   8,223   $   5,874  $  2,349      40%
   Pawn scrap jewelry sales              5,134       4,068     1,066      26%
   Pawn service charges                  5,383       4,181     1,202      29%
                                      --------    --------   -------    ----
                                     $  18,740   $  14,123  $  4,617      33%
                                      ========    ========   =======    ====
 Total revenues:
   Pawn retail merchandise sales        22,087   $  19,245     2,842      15%
   Pawn scrap jewelry sales              8,533       6,196     2,337      38%
   Pawn service charges                 12,906      10,732     2,174      20%
   Short-term advance and credit
     services fees                      18,244      17,200     1,044       6%
   Buy-here/pay-here retail
     automobile sales                    6,221           -     6,221       -
   Buy-here/pay-here wholesale
     automobile sales                      147           -       147       -
   Buy-here/pay-here finance charges       329           -       329       -
   Other                                 1,005         934        71       8%
                                      --------    --------   -------    ----
                                     $  69,472   $  54,307  $ 15,165      28%
                                      ========    ========   =======    ====

      Year-over-year revenue increases for retail merchandise sales, pawn service fees and short-term advance/credit service fees were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the Third Quarter of both 2005 and 2006) increased 9% or $4,761,000 for the Third Quarter of 2006 as compared to the same quarter last year. Revenues generated by the 40 new pawn stores and the 48 new short-term advance stores opened since July 1, 2005 increased by $3,787,000, compared to the same quarter last year.

      The increase in scrap jewelry sales during the Third Quarter of 2006, as compared to the Third Quarter of 2005, was primarily due to higher selling prices of gold in the Third Quarter of 2006, compared to the prior-year quarter. Aggregate short-term advances and credit services fees increased 6% over the same period, although revenues in the Company's ten Illinois locations decreased due to new short-term advance regulations in that state. Excluding the Illinois locations, revenues from short-term advances and credit services offered from short-term advance locations increased by 17% compared to the prior year quarter. The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term advance and credit services fees, totaled $12,102,000 for the Third Quarter of 2006, compared to $7,361,000 for the Third Quarter of 2005.

      The Company acquired Auto Master on August 25, 2006, and accordingly, the buy-here/pay-here automotive revenues represent the results of the eight Auto Master dealerships for the period August 26, 2006 through September 30, 2006. During this period, Auto Master sold 643 vehicles to retail customers for an average selling price of $9,675 per vehicle.

      The following table (amounts shown in thousands) details pawn receivables, short-term advance receivables, active CSO loans outstanding from an independent third-party lender and buy-here/pay-here automotive receivables as of September 30, 2006, as compared to September 30, 2005:


                                      Balance at September 30,
                                      ------------------------
                                        2006        2005     Increase/Decrease
                                      --------    --------   -----------------
 Domestic customer receivables & CSO
 loans outstanding:
   Pawn receivables                  $  21,398   $  18,894  $  2,504      13%
   Short-term advance receivables,
     net of allowance                    6,459       6,598      (139)     (2%)
   CSO loans held by independent
     third-party lender (1)             11,457       9,994     1,463      15%
   Buy-here/pay-here receivables,
     net of allowance                   30,534           -    30,534       -
                                      --------    --------   -------    ----
                                        69,848      35,486    34,362      97%
                                      ========    ========   =======    ====
 Foreign customer receivables:
   Pawn receivables                     13,301      10,258     3,043      30%
                                      --------    --------   -------    -----
 Total customer receivables and
   CSO loans outstanding:
   Pawn receivables                     34,699      29,152     5,547      19%
   Short-term advance receivables,
     net of allowance                    6,459       6,598      (139)     (2%)
   CSO loans held by independent
     third-party lender (1)             11,457       9,994     1,463      15%
   Buy-here/pay-here receivables,
     net of allowance                   30,534           -    30,534       -
                                      --------    --------   -------    ----
                                     $  83,149   $  45,744  $ 37,405      82%
                                      ========    ========   =======    ====

 (1) CSO loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet.

      Of the $5,547,000 total increase in pawn receivables, $3,881,000 was attributable to growth at stores that were in operation as of September 30, 2006 and 2005, and $1,666,000 was attributable to the 32 new pawn stores opened since September 30, 2005. The decrease in short-term advance receivables was due primarily to the introduction of the credit services program in the Company's Texas locations in July 2005. As a result, the Company had no short-term advance receivables in its Texas locations, including the Cash & Go, Ltd, joint venture kiosks, at September 30, 2006, compared to $319,000 at September 30, 2005. Combined short-term advance and third-party credit services loans outstanding totaled $17,916,000 at September 30, 2006. Excluding the Company's ten locations in Illinois, where loan balances have decreased due to new legislation, short-term advance and third-party credit services loan balances outstanding in the Company's short-term advance locations increased 20% year over year. The Company's loss reserve on short-term advance receivables decreased from $246,000 at September 30, 2005, to $239,000 at September 30, 2006. The
 estimated fair value of the liabilities under the letters of credit, net of anticipated recoveries from customers, was $438,000 at September 30, 2006, compared to $425,000 at September 30, 2005, which is included as a component of the Company's accrued liabilities. The Company's loss reserve on buy-here/pay-here automotive receivables was $9,152,000 at September 30, 2006.

      The gross profit margin on total pawn merchandise sales was 41.8% during the Third Quarter of 2006, compared to 38.5% during the Third Quarter of 2005, due primarily to increased margins on scrap jewelry sales. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 44.4% during the Third Quarter of 2006, compared to 45.0% in the Third Quarter of 2005. Gross margin on sales of scrap jewelry increased from 18.6% in the Third Quarter of 2005 to 35.1% in the Third Quarter of 2006, due primarily to increased selling prices of scrap gold. The gross profit margin, before the credit loss provision, on buy-here/pay-here retail automobile sales was 55.8% for the period August 26, 2006 through September 30, 2006.

      The Company's short-term advance and credit services loss provision increased from 24.7% of short-term advance and credit services fee revenues during the Third Quarter of 2005 to 28.7% during the Third Quarter of 2006. The increase in the provision was primarily related to an increased proportion of new stores, which typically have greater early credit losses and higher charge-offs associated with new customers and employees. During the Third Quarter of 2006, the Company sold certain bad debt portfolios generated from short-term advances and credit services agreements for an aggregate price of $439,000, compared to $941,000 in the prior year quarter. The sales were recorded as a credit to the short-term advance and credit services loss provision. Excluding non-recurring sales of certain old bad debt portfolios in the Third Quarter of 2005, the Third Quarter 2006 credit provision as a percent of fees decreased, or improved, as compared to the prior-year quarter. The buy-here/pay-here automotive credit loss provision was $1,552,000 for the period August 26, 2006 through September 30, 2006, which represented 25% of retail automobile sales.

      Pawn and short-term advance store operating expenses increased 15% to $20,277,000 during the Third Quarter of 2006, compared to $17,574,000 during the Third Quarter of 2005, primarily as a result of the net addition of 83 pawn and check cashing/short-term advance stores since July 1, 2005, which is a 27% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $809,000 for the period August 26, 2006 through September 30, 2006. Administrative expenses increased 15% to $6,031,000 during the Third Quarter of 2006 compared to $5,251,000 during the Third Quarter of 2005, which is primarily attributable to increased management and supervisory compensation expense and to additional administrative expenses related to new store openings and the Auto Master acquisition. The Company incurred interest expense on acquisition-related debt in the Third Quarter of 2006 of $219,000. There was no debt outstanding the Third Quarter of 2005. Interest income increased from $46,000 in the Third Quarter of 2005 to $141,000 in the Third Quarter of 2006, due primarily to greater levels of invested cash and to higher interest rates.

      For both the Third Quarter of 2006 and 2005, the Company's effective federal income tax rate of 36.5% differed from the federal statutory tax rate of 35%, primarily as a result of state income taxes.


 Nine months ended September 30, 2006, compared to the nine months ended September 30, 2005

      The following table (amounts shown in thousands) details the components of revenues for the nine months ended September 30, 2006 (the "Nine-Month 2006 Period"), as compared to the nine months ended September 30, 2005 (the "Nine-Month 2005 Period"):

                                      Nine Months Ended September 30,
                                      -------------------------------
                                        2006        2005     Increase/Decrease
                                      --------    --------   -----------------
 Domestic revenues:
   Pawn retail merchandise sales     $  43,242   $  41,113  $  2,129       5%
   Pawn scrap jewelry sales              8,397       5,320     3,077      58%
   Pawn service charges                 20,650      18,599     2,051      11%
   Short-term advance and credit
     services fees                      47,050      43,131     3,919       9%
   Buy-here/pay-here retail
     automobile sales                    6,221           -     6,221       -
   Buy-here/pay-here wholesale
     automobile sales                      147           -       147       -
   Buy-here/pay-here finance charges       329           -       329       -
   Other                                 3,012       3,026       (14)      -
                                      --------    --------   -------    ----
                                     $ 129,048   $ 111,189  $ 17,859      16%
                                      ========    ========   =======    ====
 Foreign revenues:
   Pawn retail merchandise sales     $  22,616   $  15,677  $  6,939      44%
   Pawn scrap jewelry sales             15,227      10,112     5,115      51%
   Pawn service charges                 14,656      10,656     4,000      38%
                                      --------    --------   -------    ----
                                     $  52,499   $  36,445  $ 16,054      44%
                                      ========    ========   =======    ====
 Total revenues:
   Pawn retail merchandise sales     $  65,858   $  56,790  $  9,068      16%
   Pawn scrap jewelry sales             23,624      15,432     8,192      53%
   Pawn service charges                 35,306      29,255     6,051      21%
   Short-term advance and credit
     services fees                      47,050      43,131     3,919       9%
   Buy-here/pay-here retail
     automobile sales                    6,221           -     6,221       -
   Buy-here/pay-here
     automobile wholesale sales            147           -       147       -
   Buy-here/pay-here finance charges       329           -       329       -
   Other                                 3,012       3,026       (14)      -
                                      --------    --------   -------    ----
                                     $ 181,547   $ 147,634  $ 33,913      23%
                                      ========    ========   =======    ====

      Year-over-year revenue increases for retail merchandise sales, pawn service fees and short-term advance/credit service fees were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the first nine months of both 2005 and 2006) increased 10% or $15,072,000 for the Nine-Month 2006 Period as compared to the same period last year. Revenues generated by the 59 new pawn stores and the 54 new short-term advance stores which have opened since January 1, 2005 increased by $12,721,000, compared to the same period last year.

      The increase in scrap jewelry sales during the Nine-Month 2006 Period, as compared to the Nine-Month 2005 Period, was due to both higher selling prices of gold and a 10% increase in the volume-weight of scrap jewelry sold in the Nine-Month 2006 Period, compared to the prior-year period. Aggregate short-term advance and credit services fees increased 9% over the same period, although revenues in the Company's ten Illinois locations decreased due to new short-term advance regulations in that state. Excluding the Illinois locations, revenues from short-term advances and credit services offered from short-term advance locations increased by 20% compared to the prior year period. The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term advance and credit services fees, totaled $30,968,000 for the Nine-Month 2006 Period, compared to $7,361,000 for the Nine-Month 2005 Period.

      The Company acquired Auto Master on August 25, 2006, and accordingly, the buy-here/pay-here automotive revenues represent the results of the eight Auto Master dealerships for the period August 26, 2006 through September 30, 2006. During this period, Auto Master sold 643 vehicles to retail customers for an average selling price of $9,675 per vehicle.

      The gross profit margin on total pawn merchandise sales was 41.5% during the Nine-Month 2006 Period, compared to 39.6% during the Nine-Month 2005 Period, primarily due to increased margin on scrap jewelry sales. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 44.4% during the Nine-Month 2006 Period, compared to 44.5% during the Nine-Month 2005 Period. Gross margin on sales of scrap jewelry increased from 21.7% in the Nine-Month 2005 Period to 33.5% in the Nine-Month 2006 Period, primarily due to increased selling prices of scrap gold. The gross profit margin, before the credit loss provision, on buy-here/pay-here retail automobile sales was 55.8% for the period August 26, 2006 through September 30, 2006.

      The Company's short-term advance and credit services loss provision increased from 20.5% of short-term advance and credit services fee revenues during the Nine-Month 2005 Period to 20.8% during the Nine-Month 2006 Period. The increase in the provision was primarily related to an increased proportion of new stores, which typically have greater early credit losses and higher charge-offs associated with new customers and employees. During the Nine-Month 2006 Period, the Company sold bad debt portfolios generated from short-term advances and credit services agreements for an aggregate price of $1,883,000, compared to $1,386,000 in the prior year period. The sales were recorded as a credit to the short-term advance and credit services loss provision. Excluding non-recurring sales of certain old bad debt portfolios in the Nine-Month 2005 Period, the credit provision as a percent of fees for the Nine-Month 2006 Period decreased, or improved, as compared to the prior-year period. The buy-here/pay-here automotive credit loss provision was $1,552,000 for the period August 26, 2006 through September 30, 2006, which represented 25% of retail automobile sales.

      Pawn and short-term advance store operating expenses increased 15% to $57,044,000 during the Nine-Month 2006 Period, compared to $49,499,000 during the Nine-Month 2005 Period, primarily as a result of the net addition of 106 pawn and check cashing/short-term advance stores since January 1, 2005, which is a 37% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $809,000 for the period August 26, 2006 through September 30, 2006. Administrative expenses increased 23% to $16,801,000 during the Nine-Month 2006 Period compared to $13,676,000 during the Nine-Month 2005 Period, which is primarily attributable to increased management and supervisory compensation expense, additional administrative expenses related to new store openings, the Auto Master acquisition and a non-cash charge of approximately $560,000 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006. The Company incurred interest expense on acquisition-related debt in the Third Quarter of 2006 of $219,000. There was no debt outstanding during the Nine-Month 2005 Period. Interest income increased from $217,000 in the Nine-Month 2005 Period to $691,000 in the Nine-Month 2006 Period, due primarily to greater levels of invested cash and to higher interest rates.

      For both the Nine-Month 2006 Period and Nine-Month 2005 Period, the Company's effective federal income tax rate of 36.5% differed from the federal statutory tax rate of 35%, primarily as a result of state income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2006, the Company's primary sources of liquidity were $20,789,000 in cash and cash equivalents, $76,895,000 in receivables, $28,018,000 in inventories and $19,000,000 of available and unused funds under the Company's Credit Facility. The Company had working capital of $114,159,000 as of September 30, 2006, and total equity exceeded total liabilities by a ratio of 3 to 1. The Company's operations and store openings have been financed with funds generated primarily from operations.

      The Company maintains a long-term line of credit with two commercial lenders (the "Credit Facility") which was amended during the third quarter of 2006 to increase the amount available under the line of credit from $25,000,000 to $50,000,000 and to extend the term of the facility until April 2009. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.3% at September 30, 2006) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At September 30, 2006, the Company had $31,000,000 outstanding under the Credit Facility and the Company had $19,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2006, and November 8, 2006. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      The Company has notes payable to individuals arising from the Auto Master acquisition which total $10,000,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest scheduled over the next four years. Of the $10,000,000 in notes payable, $2,250,000 is classified as a current liability and $7,750,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, is convertible after one year into 55,555 shares of the Company's common stock at a conversion price of $18.00 per share.

      Net cash provided by operating activities of the Company during the Nine-Month 2006 Period, was $27,819,000, consisting primarily of net income of $22,052,000 plus non-cash adjustments for depreciation, share-based compensation and the non-cash portion of the credit loss provision of $5,690,000, $560,000, $4,289,000, respectively. Net changes in operating assets and liabilities reduced cash used by operating activities in the amount of $4,772,000. Net cash used by investing activities during the nine months ended September 30, 2006, was $50,083,000, which was primarily comprised of net cash outflows from customer receivables activity of $15,503,000, cash paid for the Auto Master acquisition of $23,652,000 and cash paid for fixed asset additions of $10,928,000. The opening of 63 new pawn and payday advance stores during the Nine-Month 2006 Period contributed significantly to the volume of fixed asset additions. Net cash provided by financing activities was $312,000 during the Nine-Month 2006 Period, which consisted of proceeds from debt of $31,000,000, the exercises of stock options and warrants of $5,582,000, the tax benefit from the exercise of employee stock options of $2,973,000, net of the payments of assumed Auto Master debt of $14,490,000 and purchases of treasury stock in the amount of $24,753,000.

      During the second quarter of 2006, the Company completed its 3,200,000 share repurchase plan authorized in July 2004 at an average repurchase price of $12.32 per share. The Board of Directors subsequently authorized an additional 2,000,000 share repurchase. Year-to-date through September 30, 2006, the Company has utilized excess cash flows to repurchase approximately $25,000,000 of common stock for a total of 1,300,000 shares under the two authorizations.

      For purposes of its internal liquidity assessments, the Company considers net cash changes in customer receivables to be closely related to operating cash flows. For the Nine-Month 2006 Period, net cash flows from operations were $27,819,000, while net cash outflows related to customer receivables activity was $15,503,000. The combined net cash flows from operations and customer receivables totaled $12,316,000 for the Nine-Month 2006 Period. For the comparable prior year period, net cash flows from operations were $28,303,000, and net cash outflows related to customer receivables activity was $5,723,000. The combined net cash flows from operations and customer receivables totaled $22,580,000 for the Nine-Month 2005 Period, which included a non-recurring operating cash flow benefit of approximately $7,454,000 related to the replacement of the short-term advance product with the credit services product in Texas during the Third Quarter of 2005.

      The profitability and liquidity of the Company is affected by the amount of customer receivables outstanding and related collections of such receivables. In general, revenue growth is dependent upon the Company's ability to fund growth of customer receivable balances and inventories and the ability to absorb related credit losses. At the current time, the majority of this growth is funded from operating cash flows. In addition to these factors, merchandise sales and the pace of store expansions affect the Company's liquidity.

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

      The Company  currently intends  to continue  to engage  in  a  plan  of expansion primarily through new store and dealership openings. With 63 stores opened year-to-date, the Company has already attained its target of 60 to 70 new store openings for the year. The Company intends to continue its new store expansion program in 2007, with a total of 70 to 75 new pawn and short-term/payday advance stores anticipated for opening. In addition, the Company expects to open 3 to 5 new Auto Master buy-here/pay-here automotive dealerships during the remainder of 2006 and 2007. All capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through operating cash flows. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive acquisition opportunity in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve month period ended September 30, 2006 totaled $53,312,000, an increase of 25% compared to $42,641,000 for the trailing twelve month period ended September 30, 2005. The EBITDA margin, which is EBITDA as a percentage of revenues, for the trailing twelve month period ended September 30, 2006 was 22%, which equaled the comparable prior year period.

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

      The following table provides a reconciliation of net income to EBITDA (amounts in thousands):

                                               Trailing Twelve Months Ended
                                                      September 30,
                                               ----------------------------
                                                   2006            2005
                                                 --------        --------
 Net income                                     $  29,773       $  23,754

 Adjustments:
   Interest expense                                   219              13
   Interest income                                   (791)           (242)
   Income taxes                                    16,812          13,730
   Depreciation and amortization                    7,299           5,386
                                                 --------        --------
 Earnings before interest, income taxes,
 depreciation and amortization                  $  53,312       $  42,641
                                                 ========        ========


 CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

 Forward-Looking Information

      This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expansion strategies, expected store and dealership openings, future liquidity, cash flows, debt levels, expected share-based compensation expense and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, credit losses, changes or increases in competition, the ability to locate, open and staff new stores and dealerships, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization in Texas, new legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term advance businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive retailers in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are indicated in the Company's 2005 Annual Report on Form 10-K (see "Item 1A. Risk Factors").

 Regulatory Developments

      The Company is subject to extensive regulation of its pawnshop, short-term advance lending, credit services and buy-here/pay-here automotive retailing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. In many jurisdictions, the Company must obtain and maintain regulatory operating licenses. In addition, many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. federal and state regulations relating to the reporting and recording of certain currency transactions. The Company's pawnshop operations in Mexico are also subject to, and must comply with pawnshop and other general business, tax, employment and consumer protection regulations from various federal, state and local governmental agencies in Mexico.

      Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report of Form 10-K for the year ended December 31, 2005. Subsequent to the filing of the 2005 Form 10-K, the State of Oregon enacted legislation that provides for significantly more restrictive regulation of the short-term advance industry beginning in July 2007. The implementation of these more restrictive regulations, as currently enacted, is expected to have a significant negative effect on the revenues and profitability of the Company's operations in Oregon, beginning in July 2007, where the Company currently has seven short-term advance locations. In October 2006, U.S. federal legislation was enacted which will limit the availability of certain of the Company's credit products to active duty military personnel no later than October 2007. While the Company does not anticipate any significant effect on its operations due to the restriction on lending to military personnel, such effect, if any, cannot be determined at the current time. In Mexico, certain aspects of the Company's lending and retail operations have historically been regulated by PROFECO, a federal government consumer protection agency. Recent federal legislation has expanded PROFECO's specific regulatory authority over the pawn industry, although resulting regulatory changes, if any, have not been approved or implemented at the current time. While the Company does not anticipate any significant effect on its operations due to expanded PROFECO regulation, such effect, if any, cannot be determined at the current time.

      There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term advances, credit services and buy-here/pay-here automotive retailing/financing, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term advance, credit services or buy-here/pay-here automotive industries were taken at a federal level in the United States or Mexico, or in U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities and revenues. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.


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


 ITEM 4.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our third fiscal quarter of 2006. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

      (b) Changes in Internal Control Over Financial Reporting

          There has been no significant change in the Company's internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

      There have been no material developments in the litigation previously reported in the Company's 2005 Annual Report on Form 10-K.


 ITEM 1A.  RISK FACTORS

      As a result of the acquisition of the Auto Master buy-here/pay-here automotive division in August 2006, certain risk factors, as provided below, have been identified in addition to those previously reported in the Company's 2005 Annual Report on Form 10-K. In addition, certain regulatory risk factors identified in the Company's 2005 Annual Report on Form 10-K are updated herein under the "Regulatory Developments" section of
 Item 2.

      The inability to successfully integrate acquisitions could adversely affect results. The success of the Auto Master acquisition is subject to numerous internal and external factors, such as the ability to transfer various data processing functions and connecting links to our systems, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors.

      The Company's success depends upon the continued contributions of the Auto Master management team. The Company is dependent upon the continued contributions of key Auto Master employees. The loss of the services of key employees could have a material adverse effect on the Company's results of operations. In addition, as Auto Master opens new dealerships, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions Auto Master operates is highly competitive and may subject the Company to increased labor costs during the periods of low unemployment.

      The Company's allowance for credit losses may not be sufficient to cover actual credit losses which could adversely affect its financial condition and operating results. From time to time, the Company has to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of the collateral securing the loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company's assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

      The Company is dependent on the availability of used vehicle inventory and access to such inventory. Auto Master acquires vehicles primarily through auction wholesalers and new car dealers. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross profit percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb cost increases.

      Inclement weather can adversely impact the Company's operating results. The occurrence of weather events, such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters, adversely affecting consumer traffic at Auto Master's buy-here/pay-here automotive dealerships, could negatively impact the Company's operating results.


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

      During the period from January 1, 2006, through September 30, 2006, the Company issued 484,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $5,920,000
 (including income tax benefit). During the period from January 1, 2006, through September 30, 2006, the Company issued 337,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $2,657,000 (including income tax benefit).

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

      In July 2004, the Company's Board of Directors authorized an open-ended stock repurchase plan, with no dollar limitation, to permit future repurchases of up to 3,200,000 shares of the Company's outstanding common stock. During the Second Quarter of 2006, First Cash repurchased approximately 802,000 shares to close out the 2004-authorized program. The weighted average repurchase price of the 3,200,000 shares repurchased under this plan was $39,425,000 or $12.32 per share.

      In June 2006, the Company's Board of Directors authorized a new program for the repurchase of up to 2,000,000 additional shares of First Cash's outstanding common stock. During the Second Quarter of 2006, the Company repurchased a total of 461,000 common shares under the new stock repurchase plan for an aggregate purchase price of $8,848,000 or $19.21 per share. There were no shares repurchased during the Third Quarter of 2006. There are 1,539,344 total remaining shares available for repurchase under the 2006-authorized plan.


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


 ITEM 5.  OTHER INFORMATION

    None


 ITEM 6.  EXHIBITS

          Exhibits:

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer and R. Douglas Orr, Chief Financial Officer



 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:  November 8, 2006      FIRST CASH FINANCIAL SERVICES, INC.
                               -----------------------------------
                               (Registrant)

                               /s/ RICK L. WESSEL
                               -----------------------
                               Rick L. Wessel
                               Chief Executive Officer
                               (Principal Executive Officer)

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

 INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                   DESCRIPTION
  ------                   -----------

   31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer

   31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer and R. Douglas Orr, Chief Financial Officer