Form 10-K
period 2006-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2007-03-16
CIK 840489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
  [ x ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the year ended December 31, 2006, or

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

         Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $.01 per share

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes [   ]        No [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on June 30, 2006, the last trading date of registrant's most recently completed second fiscal quarter is $530,815,000.

      As of March 14, 2007, there were 32,187,504, shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 12, 2007, is incorporated by reference in
 Part III, Items 10, 11, 12 and 13.

                     FIRST CASH FINANCIAL SERVICES, INC.
                                  FORM 10-K
                     For the Year Ended December 31, 2006



                              TABLE OF CONTENTS
                              -----------------
 PART I

 Item 1.    Business
 Item 1a.   Risk Factors
 Item 1b.   Unresolved Staff Comments
 Item 2.    Properties
 Item 3.    Legal Proceedings
 Item 4.    Submission of Matters to a Vote of Security Holders


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


 PART III

 Item 10.   Directors, Executive Officers and Corporate Governance
 Item 11.   Executive Compensation
 Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters
 Item 13.   Certain Relationships and Related Transactions, and
              Director Independence
 Item 14.   Principal Accounting Fees and Services


 PART IV

 Item 15.   Exhibits and Financial Statement Schedules


 SIGNATURES

                         FORWARD-LOOKING INFORMATION
                         ---------------------------

      This annual report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this annual report include, without limitation, the Company's expectations of earnings per share, earnings growth, expansion strategies, earnings accretion from acquisitions, store and dealership openings, future liquidity, cash flows, debt levels, assessment of risk factors and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, changes in credit markets, credit losses, changes or increases in competition, the ability to locate, open and staff new stores and dealerships, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization in Texas, new legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting cash advance businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are further and more completely described in "Item 1a. Risk Factors."

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

                                    PART I
                                    ------
 Item 1.  Business
 -----------------

 General

      First Cash is  a leading provider  of consumer  financial services  and
 related specialty retail products.   The Company has  over 420 locations  in
 thirteen U.S. states and nine states in Mexico as of March 14, 2007.

      The Company's pawn stores engage in both consumer finance and retail sales activities. They are a convenient source for small consumer loans, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously-owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, many of the Company's pawn stores offer cash advances or a credit services product.

      In addition, the Company operates stand-alone cash advance stores in six U.S. states. These stores provide consumer financial services products including cash advances, credit services, check cashing, money orders, money transfers and prepaid card products. The exact product mix varies by location. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates kiosks located inside convenience stores that offer the credit services program and check cashing.

      Through an acquisition completed in August 2006, the Company also operates automobile dealerships focused on the buy-here/pay-here segment of the used-vehicle sales and financing industry. These automotive dealerships sell used vehicles and earn finance charges from the related vehicle financing contracts.

      The Company was formed as a Texas corporation in July 1988 and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly-owned subsidiaries, which are detailed in Exhibit 21.1.

      The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

 Industry

      Specialty consumer finance continues to represent a growing segment of the overall financial services industry. This segment focuses on providing a quick and convenient source of short-term credit to unbanked, underbanked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit card providers. First Cash competes directly in the specialty consumer finance industry with its pawn, cash advance and buy-here/pay-here automotive products and services.

      The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops being in the Southeast and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest concentration of pawnshops. Management believes the U.S. pawnshop industry is fragmented, with approximately 15,000 stores in the country. The three major publicly traded pawnshop companies, which include First Cash, currently operate approximately 1,000 of the pawnshops in the United States. The Company believes that individuals operating one to three locations own the majority of pawnshops. Management further believes that the highly fragmented nature of the industry is due in part to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

      The pawnshop industry in Mexico is substantially less developed, as compared to the U.S., with fewer than 5,000 stores in the entire country. Management believes the Mexican pawnshop industry is also fragmented. The Company currently operates over 165 pawnshops in Mexico and is the only major publicly traded U.S. company with significant pawnshop operations in Mexico. A large percentage of the population in Mexico are unbanked or underbanked and have limited access to consumer credit. The Company sees significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition in that country.

      The cash advance industry has experienced significant growth over the past decade in the U.S. A leading industry analyst estimates that there are over 24,000 cash advance locations throughout the United States and expects the number of locations to reach approximately 40,000 over the next decade. There are several privately held chains that operate from 100 to approximately 1,400 stores each. The six largest publicly held operators of cash advance stores, which include First Cash Financial Services, Inc., operate a combined total of over 4,000 stores.

      The market for used car sales and related financing in the United States is significant as well. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company operates in the buy-here/pay-here segment of the independent used car sales and finance market. Buy-here/pay-here dealers sell and finance used cars to individuals who are unbanked, have limited credit histories or past credit problems. Buy-here/pay-here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

      The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and buy-here/pay-here dealers. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders avoid this market because of the credit risk and the associated collection efforts.

 Business Strategy

      The Company's primary business plan is to significantly expand its operations by opening new pawnshops, cash advance stores, and buy-here/pay-here automotive dealerships. In addition, it will continue to remain focused on increasing the revenues and operating profits in its existing stores and dealerships.

 New Store Openings

      The Company has opened or acquired 162 new pawn stores, 113 new cash advance stores and 10 buy-here/pay-here automotive dealerships in the last six years and currently intends to open additional pawn stores, cash advance stores and buy-here/pay-here automotive dealerships in locations where management believes appropriate demand and other favorable conditions exist. The following chart details store openings over the past six years:

                            2006     2005     2004     2003     2002     2001
                            ----     ----     ----     ----     ----     ----

 Pawn stores                  27       35       40       31       25        4
 Cash advance stores          43       15       12       16       13       14
 Buy-here/pay-here
   dealerships                10        -        -        -        -        -
                            ----     ----     ----     ----     ----     ----
   Total                      80       50       52       47       38       18
                            ====     ====     ====     ====     ====     ====

      The Company plans to continue opening new pawn stores, primarily in Mexico, and new cash advance stores and buy-here/pay-here automotive dealerships in the U.S. The Company continues to evaluate new markets in both Mexico and the U.S. with favorable demographics and regulatory environment for expansion opportunities and it believes that its organizational structure is capable of supporting a larger, multi-country and multi-state store base.

      Management seeks to locate new stores and dealerships where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store or dealership can be open for business within six to twelve weeks. The investment required to open a new pawn store includes store operating cash, inventory, funds available for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses. Although the total investment varies and is difficult to predict for each location, it has been the Company's experience that approximately $295,000 is required to fund a new pawn store located in Mexico for the first six months of operation. The Company estimates that approximately $180,000 is required to fund a new cash advance store for the first six months of operation, which includes investments for leasehold improvements, security and computer equipment, funds available for cash advances, store operating cash, and start-up losses. The Company also estimates that approximately $3 to $4 million is required to fund a new buy-here/pay-here dealership for the first six months of operation, which includes investments for leasehold improvements, security and computer equipment, funds available for inventory, store operating cash, and start-up losses.

 Enhance Productivity of Existing and Newly Opened Stores

      The primary factors affecting the profitability of the Company's existing store base are the volume and gross profit of merchandise sales, the volume and yield on customer receivables outstanding, the volume and fees on credit services transactions, check cashing transactions and other consumer financial services transactions, and the control of store expenses, including the loss provision expense related to cash advances, credit services, and buy-here/pay-here receivables. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores from traditional pawn and check cashing/cash advance stores and to make customers feel more comfortable. In addition to well-lit parking facilities, the stores' exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

      The Company has an employee-training program for both store and corporate-level personnel that stresses customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully integrated functionality to support point-of-sale retail operations, inventory management and loan processing. Each store is connected on a real-time basis to a secured off-site data center that houses the centralized databases and operating systems. The information systems provide management the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance with financial and operational controls. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near term.

 Acquisitions

      Because of the highly fragmented nature of the pawn, cash advance and buy-here/pay-here automotive industries, as well as the availability of certain regional chains, the Company believes that certain acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches state and local regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of cash advance stores include the annual volume of transactions, locations and conditions of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's cash advance and credit services products. Factors involved in evaluating the acquisition of buy-here/pay-here automotive dealerships include the annual volume of transactions, outstanding receivables balance, the quality and quantity of inventory on hand, locations and conditions of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's retail vehicle and related financing products.

 Pawn Lending Activities

      The Company's pawn stores advance money to their customers against the security of pledged goods provided by their customers. The pledged goods are tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pledged goods provide the only security to the Company for the repayment of the pawn, as pawns cannot result in personal liability to the borrower. Accordingly, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sales value of pledged goods as a basis for its credit decision.

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

      Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is paid earlier or renewed. In Maryland, Washington, D.C., and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, and 30 days in Maryland, Washington, D.C. and Mexico, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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

      The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service fees on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service fees of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington, D.C., a flat $2 charge per month applies to all pawns up to $40, and an 18% to 60% annualized service charge applies to pawns greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. As of December 31, 2006, the Company's average pawn per pawn ticket was approximately $99.

 Cash Advance and Credit Services Activities

      The Company's cash advance stores and many of its pawn stores generally make cash advances, also known as payday advances, for a term typically thirty-one days or less. The typical cash advance is for amounts ranging from $100 to $1,000 with an average advance being $413. To qualify for a cash advance, a customer generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on his or her personal checking account for the amount of the advance, plus applicable fees. At maturity, the customer typically returns to the store to pay off the advance and related fee with cash, in which case the check is returned to the customer. If the customer fails to repay the loan, the store then deposits the customer's check. Cash advance transactions are subject to federal truth-in-lending regulations and fair debt collection practice regulations. In addition, state and local regulations exist in certain markets, which, among other things, limit the number of consecutive cash advances a customer can obtain, limit the total transactions over a specified time period, or limit the number of outstanding advances a consumer may have with any combination of lenders.

      The term of the cash advances generally range from 7 to 31 days. In California, Washington, Illinois, Oregon, South Carolina, Oklahoma, Washington, D.C. and Michigan, the maximum loan term is 31, 45, 45, 60, 31, 45, 31 and 31 days, respectively. Only Illinois, Oklahoma and Michigan have a minimum term which is 13, 12 and 7 days, respectively. Fees charged for cash advances are generally regulated by state law. In California, the service fee is 15% of the check's face value. Cash advances made in Washington and Oregon bear service fees of 15% on loan amounts up to $500 and 10% on loan amounts exceeding $500; the maximum loan amount being $700. Cash advances made in Oklahoma bear service fees of 15% on loan amounts up to $300 and 10% on loan amounts exceeding $300; the maximum loan amount being $500. In South Carolina, the service fee is 15% on loan amounts up to $300. In Washington, D.C., the service fee is 10% plus a flat fee of $5 to $20 on loans up to $1,000. Cash advances made in Michigan bear service fees ranging from 13% to 15% on loan amounts up to $600. Cash advances made in Illinois are limited to 15.5% per $100 advanced. In Illinois, the Company also offers an installment loan product with terms of 14 to 180 days at fees which range from $16 to $35 per $100 advanced.

      The bank returns a significant number of customer cash advance checks deposited by the Company due to insufficient funds in the customers' accounts. However, the Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks or subsequent cash repayments by the customers. The profitability of the Company's cash advance operations is dependent upon adequate collection of these returned items.

      In the Company's Texas locations, First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, offers a fee-based credit services organization ("CSO") program to assist consumers in obtaining credit. Under the CSO program, FCC assists customers in applying for a cash advance from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $50 to $1,000, have terms of 7 to 35 days and bear interest at a rate of 9.9% on an annualized basis. FCC typically charges a credit services fee of $20 per $100 advanced. If the loan is not repaid prior to the expiration of the term, the customer's personal check is deposited into the Independent Lender's bank account. The bank returns a significant number of customer checks deposited into the Independent Lender's account due to insufficient funds in the customers' accounts. If the loan is unpaid after 16 days from its due date, FCC reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. FCC subsequently collects a large percentage of these bad debts by redepositing the customers' checks or subsequent cash repayments by the customers. The profitability of the Company's credit services operations is dependent upon adequate collection of these returned items.

 Pawn Merchandise Sales

      The Company's pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The items retailed are primarily used jewelry, consumer electronics, tools, musical instruments, and sporting goods. The Company also melts down certain quantities of scrap gold jewelry and sells the gold at market commodity prices.

      The Company acquires pawn merchandise inventory primarily through forfeited pawns and, to a lesser extent, through purchases of used goods directly from the general public. Merchandise acquired by the Company through defaulted pawns is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees.

      The Company does not provide financing to purchasers of its merchandise, but does permit its customers to purchase merchandise on an interest-free "layaway" plan. Should the customer fail to make a required payment, the item is returned to inventory and previous payments are forfeited to the Company.

 Buy-Here/Pay-Here Automotive Sales and Financing Activities

      The Company's buy-here/pay-here merchandise sales are retail sales of used vehicles to the general public at its automotive dealerships. The Company purchases vehicles primarily through wholesalers, new car dealers and from auctions. The majority of vehicle purchasing is performed by the Company's buyers. Senior management monitors the quantity and quality of vehicles purchased and compares the cost of similar vehicles purchased among different buyers. Vehicles acquired by the Company are carried in inventory at the amount of the purchase price plus vehicle reconditioning costs.

      The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company's finance contracts typically include down payments and/or trade-in allowances ranging from 5% to 10% of the purchase price, and an average term of 30 months. Missouri, Oklahoma and Arkansas state regulations limit interest rates to 22.99%, 21.99% and the Federal Reserve Discount Window Primary Rate (approx 6%) plus 5%, respectively. In Missouri and Oklahoma, the Company charges rates that are lower than those allowed by law and those charged by many of its competitors. Currently, the Company charges 10.9% interest on all new sales in Arkansas and 16.99% on all sales in Oklahoma and Missouri.

      The Company requires payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residency and credit history, personal references and a detailed budget itemizing the customer's monthly income and expenses, which is then verified by the Company's underwriting personnel. After the verification process, the store manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. In general, the store manager and underwriters attempt to assess the stability and character of the applicant.

 Financial Information about Segments

      Additional financial information regarding the Company's revenues and assets by each of its two operating segments is provided in Note 14 of "Notes to Consolidated Financial Statements."

 Financial Information about Geographic Areas

      Additional financial information regarding the Company's revenues and long-lived assets by geographic areas is provided in Note 15 of "Notes to Consolidated Financial Statements."

 Locations and Operations

       The Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing. Financial information about geographic areas is provided in Results of Operations and Note 15 of the "Notes to Consolidated Financial Statements." Of the Company's 252 pawn stores, 69 pawn stores also offer the cash advance or credit services product. As of December 31, 2006, the Company's stores were located in the following states:

                                                    Buy-Here/
                                          Cash      Pay-Here
                                  Pawn   Advance   Automotive     Total
                                 Stores  Stores   Dealerships   Locations
                                 ------  ------   -----------   ---------
 United States:
   Texas                           58      95           -          153
   Maryland                        21       -           -           21
   California                       -      15           -           15
   Illinois                         -      10           -           10
   District of Columbia             2       7           -            9
   Michigan                         -       8           -            8
   Oregon                           -       7           -            7
   Arkansas                         -       -           6            6
   South Carolina                   6       -           -            6
   Missouri                         3       -           2            5
   Oklahoma                         3       -           2            5
   Washington                       -       3           -            3
   Virginia                         2       -           -            2
 Mexico:
   Tamaulipas                      39       -           -           39
   Chihuahua                       30       -           -           30
   Coahuila                        28       -           -           28
   Nuevo Leon                      27       -           -           27
   Baja California                 26       -           -           26
   Jalisco                          3       -           -            3
   Durango                          3       -           -            3
   Sonora                           1       -           -            1
                                 -----   -----       ------      -------
     Total                        252     145          10          407
                                 =====   =====       ======      =======

      In addition, at December 31, 2006, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 40 staffed kiosks located inside convenience stores in the state of Texas. These kiosks offer credit services and check cashing. No kiosks were opened or closed during the year ended December 31, 2006, although subsequent to December 31, 2006, one Cash & Go, Ltd. kiosk was closed.

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

      The Company attempts to attract retail shoppers seeking value prices through the use of seasonal promotions, special discounts for regular customers, prominent display of impulse purchase items such as jewelry, electronics and tools, tent and sidewalk sales, and a layaway purchasing plan. The Company attempts to attract and retain pawn customers by lending a competitive percentage of the estimated sale value of items presented for pledge and by providing quick financing, renewal and redemption services in an appealing atmosphere.

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

 Cash Advance and Credit Services Operations

      The Company's cash advance locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby, separated from employee work areas by glass teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

      Computer operating systems in the Company's cash advance stores allow a store manager or clerk to rapidly recall customer check cashing histories, cash advance histories, and other vital information. The Company attempts to attract customers primarily through the stores' visibility and television and yellow page advertisements in certain markets.

      Each cash advance store employs a manager, and between one and eight tellers, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor who typically oversees two to five store managers. Area supervisors typically report to a regional market manager, who in turn reports to one of the Company's two Vice-Presidents of Operations.

      The kiosks operated by the Cash & Go, Ltd., joint venture are located inside convenience stores. Each kiosk is a physically secured area with its own counter space within the convenience store. Each kiosk is typically staffed by one or two employees at any point in time.

      The Company believes that profitability of its cash advance locations is dependent upon its employees' ability to make loans and extend credit services that achieve optimum loan performance, to manage bad debt expense and to provide excellent customer service. Company employees are trained through direct instruction and on-the-job lending, collections and customer service experience. The new employee is introduced to the business through a training program that includes on-the-job training in lending practices, collections efforts and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management, such as income maximization, recruitment and cost efficiency, to acquire the skills necessary to advance into management positions throughout the Company. The Company maintains a performance-based compensation plan for all cash advance and credit services store employees based on gross profit, net income and other seasonal contests.

 Buy-Here/Pay-Here Automotive Operations

      The typical Company buy-here/pay-here automotive dealership is a freestanding building with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with distinctive signage and a layout similar to other automobile retailers. The Company's dealerships are typically open six days a week from 9:00 a.m. to between 6:00 p.m. and 8:00 p.m. All stores are located on leased property between one and three acres in size.

      Computer operating systems in the Company's buy-here/pay-here dealerships allow a store manager or clerk to rapidly recall the cost of a vehicle in inventory, the date it was purchased as well as the prior transaction history of a particular customer and other vital information. The Company attempts to attract customers primarily through its stores'
 visibility, television, radio and Internet advertisements. Another significant source of customers is repeat customers and referrals. As a result, the Company offers special promotions to customers nearing the end of their current contract or to previous customers that have paid out contracts. The Company also actively manages a website, network of billboards, and a toll-free hotline, all of which drive traffic to individual stores.

      Each dealership employs a manager, a team captain, and between three and eight sales personnel, depending upon the size, sales volume and location of the dealership. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to a regional sales manager who typically oversees three to five store managers. Regional sales managers report to Auto Master's Vice-President of Operations.

      The Company believes that profitability of its buy-here/pay-here dealerships is dependent upon its employees' ability to sell vehicles and extend credit that achieves optimum loan performance, to manage bad debt expense and to provide excellent customer service. Company employees are trained through direct instruction and on-the-job sales, collections and customer service experience. New employees are introduced to the business through a training program that includes on-the-job sales training in selling and financing practices and general administration of store operations. The Company maintains a performance-based compensation plan for a substantial portion of all buy-here/pay-here employees based on gross profit, net income and other types of programs related to the advancement of functional and organizational goals and objectives.

      The Company utilizes a highly centralized operating model. Key functions such as inventory purchasing, inventory management, reconditioning, pricing, underwriting, marketing and collections are managed and executed at a corporate and/or regional level. The Company believes it gains certain economies of scale and greater consistency in operations by centralizing its operations.

      The Company employs a full-time staff of buyers who purchase used cars from vehicle auctions, wholesalers, and new vehicle dealers in a ten state area. The ability to purchase vehicles from multiple regions of the country protects the Company from local and regional supply shortages while allowing it to showcase a much greater selection of quality vehicles.

      Vehicle quality is important as it impacts front end sales, customer satisfaction and referrals, repeat business and loan quality; a customer is more likely to make payments on a vehicle that is operational. Each vehicle purchased by the Company is sent to a centralized reconditioning facility for inspection, necessary repairs, and detailing. This is in contrast to many competitors, whose vehicles go directly from the auction or wholesaler to the retail location. Adjacent to the Auto Master headquarters, a 12,000 square foot facility is equipped with skilled technicians, 20 double bays, and a parts shop stocked with most commonly needed items. Upon arrival, each vehicle is thoroughly inspected to determine the level of reconditioning necessary for the unit to meet the Company's retail standards. Approximately 10% of vehicles purchased do not pass this inspection, and are therefore wholesaled. Each remaining vehicle is assigned to a technician who completes the work mandated by the inspection. The most common modifications are tune-ups and the replacement of parts which routinely wear down such as brakes and tires; however, the Company's technicians are equipped to handle most major repairs as well. Upon completion of all necessary repairs, each vehicle is then sent to the Company's adjacent 10,000 square foot detail facility, where it is cleaned, inside and out, by the detail staff.

      Corporate management monitors and controls inventory by working directly with the Company's buyers as well as its retail location managers to ensure that each retail location has the appropriate mix of vehicle models and price ranges. Based on each location's needs, management assigns the newly reconditioned vehicles to an individual retail location.

      The Company's loan approval process begins as soon as the customer arrives at the retail location. Applications which meet initial qualifications are sent to underwriting. The Company has a staff of full-time underwriters, all of which are based in the Auto Master corporate office. Upon receipt of a credit application, an underwriter verifies that it is within the Company's loan underwriting guidelines, checks the
 customer's  credit  and  contacts the customer's references.   The  Company
 has developed standardized loan underwriting guidelines which make the approval process objective rather than subjective. Following approval from underwriting, sales management closes the transaction, and the customer takes delivery of the vehicle.

      Following a sale, each customer is assigned an account manager who works with the customer to ensure payments are made on time, typically on a weekly or bi-weekly basis when the customer gets paid. The Company has over 20 account managers who are spread across its four regional collection centers.

 Competition

      The Company encounters significant  competition in connection with  all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability, and ability to expand.

      The Company competes primarily with other pawn store operators, cash advance operators and buy-here/pay-here dealership operators. There are three publicly-held pawnshop operators, six publicly-held cash advance/check cashing operators and two publicly-held buy-here/pay-here operators, all of which have more locations than the Company. There are many privately held operators of cash advance stores and buy-here/pay-here dealerships, some of which are significantly larger than the Company. In addition, the pawnshop, cash advance and buy-here/pay-here industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and cash advances, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

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

      In the used automotive retail industry, the Company competes principally with other independent buy-here/pay-here dealers, and to a lesser degree with used vehicle retail operations of franchised automobile dealerships, national or regional, independent used vehicle dealers, and individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles.

 Governmental Regulation

 General

      The Company is subject to extensive regulation of its pawnshop, cash advance, credit services, check cashing and buy-here/pay-here automotive retailing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. In many jurisdictions, the Company must obtain and maintain regulatory operating licenses. In addition, many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. federal and state regulations relating to the reporting and recording of certain currency transactions. The Company's pawn operations in Mexico are also subject to, and must comply with pawnshop and other general business, tax, employment and consumer protection regulations from various federal, state and local governmental agencies in Mexico.

      Governmental action to further prohibit or restrict, in particular, cash or payday advances and credit services products has been advocated over the past few years by consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for cash advances, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize cash advance activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States Congress, in certain state legislatures and in various local jurisdictions to prohibit or restrict cash advances and the related service charges. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict cash advances.

      There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, cash advances, credit services and buy-here/pay-here automotive retailing/financing, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, cash advance, credit services or buy-here/pay-here automotive industries were taken at a federal level in the United States or Mexico, or in U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities and revenues. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

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

      The Company currently provides cash advances, also known as payday advances, in eight U.S. states that have licensing and/or fee and operating regulations related to its payday advance operations, which includes California, Washington, Oklahoma, South Carolina, Oregon, Illinois and Washington, D.C and Michigan. The Company is licensed in each of the states in which a license is currently required for it to operate as a payday advance provider. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. Regulations in certain states limit the maximum number of consecutive payday advances that may be provided to a customer and/or limit the total advances a customer may have outstanding at any point in time. As an example of such restrictive regulation, states such as Illinois and Michigan have enacted payday advance laws that require payday advance lenders to report their customers' payday advance activities to a state-wide database. Cash advance lenders operating in conjunction with a state-wide database are generally restricted from making payday advance loans to customers who may have a certain number of payday advances outstanding with other lenders. These database restrictions can have the effect of preventing customers from obtaining the cash advances they need and want. It is possible that legislators and regulators could pursue database or other restrictive legislation in other states, despite the increasing consumer demand for cash, or payday advance products. In 2006, the state of Oregon enacted legislation that provides for significantly more restrictive regulation of the payday advance industry
 beginning in  July  2007.   The  implementation of  these  more  restrictive
 regulations, as currently enacted, is expected to have a significant negative effect on the revenues and profitability of the Company's operations in Oregon, beginning in July 2007, where the Company currently has seven cash advance locations. Additional restrictive legislative and regulatory activity in other states surrounding cash advance products, if passed, could also adversely affect the Company's cash advance business. In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

      The laws in the state of Texas permit licensed payday advance operations; however, restrictions on the maximum fees that can be charged do not permit the Company to operate profitably as a payday advance lender. Accordingly, in the state of Texas, the Company provides a credit services program to customers seeking cash advances. First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, operates a registered credit services organization in the state of Texas as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a cash advance from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer's right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd.'s credit services location must be registered as a credit services organization and pay a registration fee. There can be no assurance that new legislative or regulatory initiatives will not be enacted which would eliminate or restrict the Company's ability to operate as a credit services organization in the state of Texas.

      The Company's buy-here/pay-here operations are subject to various state and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. Under these state laws, the Company's dealerships must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. The Company's financing activities are subject to state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collection practices, limit the Company's right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

      The states in which the Company operates impose limits on interest rates the Company can charge on its loans. These limits are generally based on either (i) a specified margin above the federal primary credit rate, (ii) the age of the vehicle, or (iii) a fixed rate. Management believes the Company is in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations. However, the adoption of additional laws, changes in the interpretation of existing laws, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company's used vehicle sales and finance business.

 U.S. Federal Regulations

      Direct federal regulation of the pawn, cash advance and buy-here/pay-here automotive retailing/financing industries is generally limited. The federal government regulates, and generally prohibits, the ability of state and nationally chartered banks to participate in the cash advance industry through regulations established by both the U.S. Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

      During 2006, the United States Congress enacted legislation that caps the annual percentage rate charged on loans made to active military personnel at 36%; this legislation becomes effective in October 2007. As of the date of this report, the 36% annual percentage rate cap applies to most loan products, including cash advances and pawn loans. The Company does not have any cash advance or pawn loan products bearing an interest rate of 36% per annum or less, nor does the Company intend to develop any such product, as the Company believes the losses and servicing costs associated with lending to the Company's traditional customer base would exceed the revenue produced at that rate. The Company does not expect this new legislation to have a material adverse effect on the Company's financial condition or results of operations.

      In connection with cash advance and automobile finance transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that
 Act). These disclosures include among other things, the total amount of the finance charges and annualized percentage rate of the finance charges associated with each cash advance and vehicle financing transaction.

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

      In March 2000, FinCEN adopted additional regulations, implementing the Bank Secrecy Act that is also addressed to money services businesses. These regulations require money services businesses, such as the Company, to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions - one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds; (2) are designed to evade the requirements of the Bank Secrecy Act; or (3) appear to serve no business or lawful purpose.

      Under the USA PATRIOT Act passed by Congress in 2001 and revised in 2006, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls; (2) the designation of a compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program. The Treasury Department is expected to issue regulations specifying the appropriate features and elements of the anti-money laundering compliance programs for the pawn brokering and cash advance industries.

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

 Mexico Regulations

      The pawnshop industry in Mexico is subject to various general business regulations in the areas of tax compliance, customs, consumer protections and employment matters, among others, by various federal, state and local governmental agencies in Mexico. In addition, federal legislation in Mexico was recently enacted which provides for administrative regulation of the pawnshop industry by PROFECO, the federal consumer protection agency. Under these regulations, PROFECO regulates the form of pawn loan contracts and certain operating procedures of pawnshops. PROFECO does not currently have regulatory authority over the interest rates and fees charged to pawn customers. There can be no assurance that additional federal, state or local statutes or regulations in Mexico will not be enacted, or that existing laws and regulations will not be amended, which could have a materially adverse impact on the Company's operations and financial condition.

 Employees

      The Company had approximately 2,900 employees as of March 14, 2007, including approximately 200 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd., had approximately 80 employees as of March 14, 2007. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

 Insurance

      The Company maintains property risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, California, Virginia, Washington, Oregon, South Carolina, Illinois, Washington, D.C., Oklahoma, Michigan, Arkansas, as well as excess employer's indemnification insurance in Texas and equivalent coverage in Mexico. The Company is a non-subscriber under the Texas Workers' Compensation Act.


 Item 1a.  Risk Factors
 ----------------------

      Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

      Short-term consumer loan products have come under increased regulation and scrutiny. If changes in regulations affecting the Company's pawn, cash advance, automotive finance and credit services businesses create increased restrictions, or have the effect of prohibiting loans in the countries and states where the Company offers short-term consumer loans, such regulations could materially reduce the Company's pawn, cash advance, automotive finance and credit services businesses and limit its expansion into new markets. The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan amounts, loan yields and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. In particular, short-term consumer loans, including cash and payday advances, have come under increased scrutiny and increasingly restrictive regulation in recent years. Some regulatory activity may limit the number of cash advances that customers may receive or have outstanding and regulations adopted by some states requiring that all borrowers of certain cash advance loan products be listed on a database, limiting the yield on cash advances and limiting the number of such loans they may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of the cash advance and credit services products to consumers, despite the significant demand for it. In Mexico, similar restrictions and regulations affecting the pawn industry, including limits on loan service fees, have been proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of specialty consumer finance products at some or all of the Company's locations, which would adversely affect the Company's operations and financial condition.

      The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company's credit services revenues depend in part on the willingness and ability of an unaffiliated third-party lender to make loans to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new loans and to maintain quality and consistency in its loan programs, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company's credit services business.

      Media reports and public perception of short-term consumer loans, such as cash or payday advances, as being predatory or abusive could materially adversely affect the Company's cash advance and credit services businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers' borrowing needs, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company's financial condition and results of operations.

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

      Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations. The Company has many competitors to its core lending and merchandise sales operations. The Company's principal competitors are other pawnshops, cash advance companies, automotive retailers, consumer finance companies and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of cash advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise and automobiles, retailers of pre-owned merchandise and automobiles, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by a governmental entity. The government could take actions that would harm the Company's ability to compete in the Mexico market.

      A sustained deterioration of economic conditions could reduce demand for the Company's products and services and result in reduced earnings. While the credit risk for some of the Company's consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could adversely affect the Company's operations through deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

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

      Risks and uncertainties related to the Company's foreign operations could negatively impact the Company's operating results. The Company has a significant number of locations in Mexico, a country in which there are potential risks related to geo-political events, enforcement of property rights, public safety and security among others. Actions or events could occur in Mexico that are beyond the Company's control, which could restrict or eliminate the Company's ability to operate its locations in Mexico or significantly reduce the profitability of such operations. In addition, the Company conducts a significant number of transactions in pesos, the national currency in Mexico, and holds significant financial assets that are denominated in pesos. Significant fluctuations in the value of the peso compared to the U.S. dollar could negatively impact the Company's operating results.

      The inability to successfully integrate acquisitions could adversely affect results. The success of the Auto Master acquisition is subject to numerous internal and external factors, such as the ability to consolidate data processing and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, the ability to manage a longer-maturing portfolio of customer receivables, competitive market forces, and general economic factors.

      The Company's success depends upon the continued contributions of the Auto Master management team and key employees of Auto Master. The Company is dependent upon the continued contributions of key Auto Master employees. The loss of the services of key employees could have a material adverse effect on the Company's results of operations. In addition, as Auto Master opens new dealerships, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions Auto Master operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment.

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

      A decreased demand for the Company's products and services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers' financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or access to, its products, the Company's revenues could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the cash advance products and services it offers due to regulatory developments.

      Inclement weather can adversely impact the Company's operating results. The occurrence of weather events, such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters, adversely affecting consumer traffic and collection activities at the Company's stores and dealerships, could negatively impact the Company's operating results.

       Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk.

      Other risks that are indicated in the Company's filings with the Securities and Exchange Commission may apply as well.


 Item 1b.  Unresolved Staff Comments
 -----------------------------------

      As of December 31, 2006, the Company had no unresolved SEC staff comments.


 Item 2.  Properties
 -------------------

      The Company owns the real estate and buildings for three of its pawn stores and leases 443 pawn, cash advance and buy-here/pay-here automotive dealership locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company's existing leases expire on dates ranging between 2007 and 2017. All current store and dealership leases provide for specified periodic rental payments ranging from approximately $740 to $10,600 per month.

      The Company currently leases approximately 19,500 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires April 30, 2010, currently provides for monthly rental payments of approximately $29,000. The Company also leases approximately 7,500 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires July 30, 2009, currently provides for monthly rental payments of approximately $3,500. The Company also leases approximately 13.5 acres and buildings in Tontitown, Arkansas for the Auto Master corporate offices, reconditioning facility and detail center of approximately 5,500, 11,800 and 9,600 square feet, respectively. The lease, which expires December 31, 2010, currently provides for monthly rental payments of approximately $22,800.

      The Company's 50% owned joint venture, Cash & Go, Ltd., leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture's existing leases expire on dates ranging between 2007 and 2009. All current Cash & Go, Ltd., leases provide for specified periodic rental payments ranging from approximately $1,100 to $1,700 per month.

      Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a materially adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop, cash advance and buy-here/pay-here automotive locations, unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores, cash advance stores and buy-here/pay-here automotive dealerships are suitable for such purposes. The Company considers its equipment, furniture and fixtures to be in good condition.


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


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2006.


                                   PART II
                                   -------

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 -----------------------------------------------------------------------------

 General Market Information

      The Company's common stock is quoted on the Nasdaq Global Select Market under the symbol "FCFS." The following table sets forth the quarterly high and low closing sales prices per share for the common stock, as reported by the Nasdaq National Market:

                                First   Second    Third   Fourth
                               Quarter  Quarter  Quarter  Quarter
                               -------  -------  -------  -------
       2006
         High                  $21.00   $22.37   $21.70   $26.12
         Low                    14.39    18.60    16.85    19.66


       2005
         High                  $13.32   $11.36   $13.16   $14.89
         Low                    10.08     8.45    10.53    12.01

      On March 14, 2007, the closing sales price for the common stock as reported by the Nasdaq National Market was $20.78 share. On March 14, 2007, there were approximately 59 stockholders of record of the common stock.

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

 Recent Issuances of Common Stock

      During the period from January 1, 2006, through December 31, 2006, the Company issued 1,020,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $14,899,000 (including income tax benefit). During the period from January 1, 2006, through December 31, 2006, the Company issued 418,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate price of $3,415,000 (including income tax effect). The issuance of the derivative securities to officers and employees was exempt under Section 4(2) of the Act, and all holders had access to and/or reviewed copies of Exchange Act filings. No sales commissions were paid with respect to these issuances.

 Issuer Purchases of Equity Securities

      In July 2004, the Company's Board of Directors authorized an open-ended stock repurchase plan, with no dollar limitation, to permit future repurchases of up to 3,200,000 shares of the Company's outstanding common stock. During the second quarter of 2006, First Cash repurchased approximately 802,000 shares to close out the 2004-authorized program. The repurchase price of the 3,200,000 shares repurchased under this plan was $39,425,000 or a weighted-average of $12.32 per share.

      In June 2006, the Company's Board of Directors authorized a repurchase program for up to 2,000,000 shares of First Cash's outstanding common stock. During the second quarter of 2006, the Company repurchased a total of 461,000 common shares under the new stock repurchase plan for an aggregate purchase price of $8,848,000 or $19.21 per share. There were no shares repurchased during the third and fourth quarters of 2006. There are 1,539,000 total remaining shares available for repurchase under the 2006-authorized plan.


 Item 6.  Selected Financial Data
 --------------------------------

      The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8.

                                                  Year Ended December 31,
                                   ----------------------------------------------------
                                     2006       2005       2004       2003       2002
                                   --------   --------   --------   --------   --------
                     (in thousands, except per share amounts and certain operating data)
 Income Statement Data:
   Total revenues                 $ 269,722  $ 207,775  $ 179,813  $ 145,468  $ 118,793
   Cost of revenues                 106,132     75,768     63,867     51,222     41,817
   Net revenues                     163,590    132,007    115,946     94,246     76,976
   Total expenses and
     other income                   113,990     92,329     83,079     69,517     59,585
   Income before income taxes        49,600     39,678     32,867     24,729     17,391
   Provision for income taxes        17,856     14,295     12,161      9,397      6,451
   Income before change in
     accounting principle            31,744     25,383     20,706     15,332     10,940
   Cumulative effect of change
     in accounting principle,
     net of taxes                         -          -          -       (357)         -
   Net income                        31,744     25,383     20,706     14,975     10,940

 Net income per share:
   Basic:
     Income before change in
       accounting principle       $    1.01  $    0.81  $    0.66  $    0.55  $    0.42
     Net income                        1.01       0.81       0.66       0.54       0.42
   Diluted:
     Income before change in
       accounting principle            0.97       0.76       0.61       0.49       0.38
     Net income                        0.97       0.76       0.61       0.48       0.38

 Unaudited pro forma amounts
   assuming retroactive
   application of change in
   accounting principle:
     Revenues                     $ 269,722  $ 207,775  $ 179,813  $ 152,162  $ 125,886
     Net income                      31,744     25,383     20,706     15,362     10,790
     Basic earnings per share          1.01       0.81       0.66       0.55       0.42
     Diluted earnings per share        0.97       0.76       0.61       0.49       0.38

 Balance Sheet Data:
   Working capital                $  93,653  $  93,506  $  81,389  $  60,840  $  47,187
   Total assets                     233,842    185,954    162,343    140,064    130,999
   Long-term liabilities             23,485      8,616      8,755     11,955     33,525
   Total liabilities                 45,246     23,246     18,297     22,841     44,479
   Stockholders' equity             188,596    162,708    144,046    117,223     86,520

 End of Year Location Counts:
   Pawn-only stores                     183        157        127         89         57
   Pawn stores offering cash
     advances (1)                        69         69         70         71         74
   Cash advance stores (1)              145        102         87         75         59
   Buy-here/pay-here dealerships         10          -          -          -          -
                                   --------   --------   --------   --------   --------
                                        407        328        284        235        190
                                   ========   ========   ========   ========   ========

 (1)  Includes locations where cash advances are provided through the CSO program.


 Item 7.  Management's Discussion and Analysis of Financial Condition and
 ------------------------------------------------------------------------
 Results of Operations
 ---------------------

 General

      The Company's pawn revenues are derived primarily from service fees on pawns, and merchandise sales of forfeited pawn collateral. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

      The Company's cash advance revenues are derived primarily from fees on cash advances and credit services fees. The Company recognizes service fee income on cash advances on a constant-yield basis over the life of the advance, which is generally thirty-one days or less. The net defaults on cash advances and changes in the cash advance valuation reserve are charged to the cash advance loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency, economic conditions and management's expectations of future credit losses.

      First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, offers a fee-based credit services organization program to assist customers in all of the Company's Texas locations in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The
 Company recognizes credit services fees, which are collected from the customer at the inception of the loan, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for collected, but unearned, credit services fees received from its customers and the estimated fair value of the liability under the letters of credit.

      The Company's buy-here/pay-here automotive revenues are derived primarily from the sale of used vehicles and the finance charges from related vehicle financing contracts. Revenues from the sale of used vehicles are recognized when the sales contract and related finance agreement is signed and the customer has taken possession of the vehicle. Interest income is recognized on all active finance receivable accounts on a constant-yield basis. Late payment fees are recognized when collected and are included in revenue. The Company maintains an allowance for credit losses, on an aggregate basis, at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency, economic conditions and management's expectations of future credit losses.


                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
 Total receivable balances at end
   of period, in thousands:
   Pawn receivables                            $ 32,459   $ 27,314   $ 23,429
   Cash advance receivables, net of allowance 7,510 6,488 15,465 CSO loans held by independent third-party
     lender (1)                                  12,732     10,724          -
   Buy-here/pay-here automotive receivables,
     net of allowance                            34,295          -          -

 Source of cash advance receivables balances,
   net of allowance, and CSO loans at end of
   period, in thousands (1):
     Pawn stores                               $  3,063   $  3,313   $  2,974
     Cash advance stores                         15,339     12,031     10,967
     Cash & Go, Ltd., joint venture kiosks        1,840      1,868      1,524

 Source of inventories, in thousands:
   Pawn stores                                 $ 25,034   $ 21,987   $ 17,644
   Buy-here/pay-here dealerships                  3,727          -          -

 Annualized inventory turnover:
   Pawn stores                                      3.2x       3.2x       3.1x
   Buy-here/pay-here dealerships                    8.8x         -          -

 Annualized service/finance fee yield (2):
   Pawn receivables                                 160%       158%       156%
   Cash advance receivables, net of credit
     loss provision                                 332%       324%       326%
   Buy-here/pay-here receivables                     12%         -          -

 Net cash advance and credit services loss
   provision as a percentage of service fees (1)     23%        23%        21%

 Net buy-here/pay-here loss provision as a
   percentage of retail sales                        27%         -          -

 Locations in operation (excluding joint
   venture kiosks):
   Beginning of the year                            328        284        235
   Opened                                            72         50         52
   Acquired                                           8          -          -
   Consolidated/closed                               (1)        (6)        (3)
                                                -------    -------    -------
   End of the year                                  407        328        284
                                                =======    =======    =======
 Number of locations at end of period:
   Pawn-only stores                                 183        157        127
   Pawn stores also offering cash advances (3)       69         69         70
   Cash advance stores (3)                          145        102         87
   Cash & Go, Ltd., joint venture kiosks (3)         40         40         40
   Buy-here/pay-here automotive dealerships          10          -          -


                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
 Average receivables and CSO loan balances per
   location at end of period, in thousands:
     Pawn receivables in pawn stores           $    129   $    121   $    119
     Cash advances in pawn stores (1)                44         48         43
     Cash advances in cash advance stores
       (excluding Cash & Go, Ltd.)   (1)            106        118        126
     Cash advances in Cash & Go, Ltd., joint
       venture kiosks (1)                            46         47         38
     Buy-here/pay-here finance receivables
       in dealerships                             3,430          -          -

 Average inventories per location,
   in thousands:
     Pawn stores                               $     99   $     97   $     90
     Buy-here/pay-here dealerships                  373          -          -

 Average outstanding loan at December 31, 2006:
     Pawn receivables                          $     99   $     95   $     85
     Cash advance receivables                       381        364        391
     CSO loans held by independent
       third-party lender (1)                       439        454          -
     Buy-here/pay-here receivables                6,335          -          -

  (1) Cash advance amount includes cash advances recorded on the Company's balance sheet and the principal portion of active CSO loans outstanding from the independent third-party lender, the balance of which is not included on the Company's balance sheet.

  (2) The annualized yield on pawn receivables is calculated by dividing total pawn service fees by the average quarterly pawn receivable balance for the year. The annualized yield, net of loss provision, for cash advances is calculated by dividing total cash advance service fees, net of the cash advance loss provision, by the average quarterly cash advance receivable balance for the year. The annualized yield calculation for cash advances does not include credit services fees or the related credit services loss provision. The annualized yield on buy-here/pay-here receivables is calculated by dividing total buy-here/pay-here finance fees (annual amount estimated) by the average quarterly buy-here/pay-here receivable balance for the period August 25, 2006 through December 31, 2006.

  (3) Includes locations where cash advances are provided through the CSO program.

      Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the third quarter of 2006, the Company relocated one pawn store that involved a significant change in the size of its retail showroom, and accordingly, the expanded store has been excluded from the same-store calculations. Non-
 retail sales of scrap jewelry are included in same-store revenue calculations. The Auto Master buy-here/pay-here automotive dealerships, acquired in August 2006, were not included in the same-store revenue calculations.

      While the Company has had significant increases in revenues due to new store openings and acquisitions, the Company has also incurred increases in operating expenses attributable to the additional locations. Operating expenses consist of all items directly related to the operation of the
 Company's stores and dealerships, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collections operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
 Income statement items as a percent
 of total revenues:
  Revenues:
    Merchandise sales                              55.4%      49.2%      48.2%
    Finance and service charges                    43.1       48.9       49.4
    Other                                           1.5        1.9        2.4

  Cost of revenues:
    Cost of goods sold                             31.2%      29.7%      29.0%
    Credit loss provision                           8.0        6.6        6.4
    Other                                           0.2        0.1        0.1

  Net revenues                                     60.7%      63.5%      64.5%

  Expenses and other income:
    Store operating expenses                       30.1%      32.5%      34.0%
    Administrative expenses                         9.1        9.3        9.9
    Depreciation                                    2.9        2.8        2.3
    Amortization                                      -          -          -
    Interest expense                                0.3          -          -
    Interest income                                (0.3)      (0.2)         -

 Merchandise sales gross profit                    43.6%      39.6%      40.0%


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

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the consolidated operating results include those of Cash & Go, Ltd. On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). Accordingly, the operating results of Auto Master are included in consolidated operating results for the period August 26, 2006 through December 31, 2006. See Note 4. All significant intercompany accounts and transactions have been eliminated.

      Receivables and income recognition - Receivables on the balance sheet consist of pawn, cash advances and buy-here/pay-here automotive customer receivables. Pawns are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan has a term of thirty days. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral
 (inventory), which is held for sale. The Company accrues cash advance service fees on a constant-yield basis over the term of the cash advance. Cash advances have terms that range from seven to thirty-one days. The
 Company recognizes credit services fees, which are collected from the customer at the inception of the credit services agreement, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers have terms of seven to thirty-five days. The Company records a liability for collected, but unearned, credit services fees received from its customers. The Company's buy-here/pay-here revenues are primarily from retail sales of used vehicles to the general public in its automotive dealerships. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company's vehicle sales and finance contracts typically include down payments ranging from 5% to 10%, an average term of 30 months, and typical annual finance charges ranging from 8% to 16%.

      Cash advance and credit services loss provision - An allowance is provided for losses on active cash advances and service fees receivable based upon expected default rates, net of estimated future recoveries of previously defaulted cash advances and service fees receivable. The Company considers cash advances to be in default if they are not repaid on the due date, and writes off the principal amount and service fees receivable as of the default date, leaving only active advances in the reported balance. Net defaults and changes in the cash advance allowance are charged to the cash advance loss provision. Under the CSO program, letters of credit issued by FCC to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2006 was $14,239,000. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fees, and late fees, all of which the Company records in the cash advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. This fair value estimate is based in part upon the Company's historical credit losses for the cash advance product, which the Company considers to be a similar credit risk.

      Buy-here/pay-here credit loss provision - The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, age of dealership and underwriting and collection practices. The allowance for credit losses is regularly reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

      Inventories - Pawn inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods. Vehicle inventories consist of used vehicles acquired from auctions, new car dealerships and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at fair value, which approximates wholesale value. The cost of pawn and vehicle inventories is determined on the specific identification method. Pawn and vehicle inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

      Long-lived assets  -  Property,  plant and  equipment  and  non-current
 assets  are  reviewed   for  impairment  whenever   events  or  changes   in
 circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset.
 Management does not believe any of these assets have been impaired at December 31, 2006. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Management has determined that goodwill has not been impaired at December 31, 2006.

      Stock-based compensation - Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), as described in Note 12, "Equity Compensation Plans and Share-Based Compensation."

 Results of Operations

 Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

      The following table (amounts shown in thousands) details the components of revenues for the fiscal year ended December 31, 2006 ("Fiscal 2006"), as compared to the fiscal year ended December 31, 2005 ("Fiscal 2005"):

                                       Fiscal Year Ended
                                          December 31,
                                      --------------------
                                        2006       2005     Increase/Decrease
                                      --------    --------  -----------------
 Domestic revenues:
   Pawn retail merchandise sales     $  60,097   $  57,174    $  2,923    5%
   Pawn scrap jewelry sales             11,337       7,230       4,107   57%
   Pawn service charges                 27,847      25,429       2,418   10%
   Cash advance and credit
     services fees                      66,167      60,881       5,286    9%
   Buy-here/pay-here retail
     automobile sales                   22,507           -      22,507    -
   Buy-here/pay-here wholesale
     automobile sales                      530           -         530    -
   Buy-here/pay-here finance charges     1,348           -       1,348    -
   Other                                 4,062       3,935         127    3%
                                      --------    --------     -------
                                     $ 193,895   $ 154,649    $ 39,246   25%
                                      ========    ========     =======
 Foreign revenues:
   Pawn retail merchandise sales     $  34,667   $  24,165    $ 10,502   43%
   Pawn scrap jewelry sales             20,335      13,570       6,765   50%
   Pawn service charges                 20,825      15,391       5,434   35%
                                      --------    --------     -------
                                     $  75,827   $  53,126    $ 22,701   43%
                                      ========    ========     =======
 Total revenues:
   Pawn retail merchandise sales     $  94,764   $  81,339    $ 13,425   17%
   Pawn scrap jewelry sales             31,672      20,800      10,872   52%
   Pawn service charges                 48,672      40,820       7,852   19%
   Cash advance and credit
     services fees                      66,167      60,881       5,286    9%
   Buy-here/pay-here retail
     automobile sales                   22,507           -      22,507    -
   Buy-here/pay-here wholesale
     automobile sales                      530           -         530    -
   Buy-here/pay-here finance charges     1,348           -       1,348    -
   Other                                 4,062       3,935         127    3%
                                      --------    --------     -------
                                     $ 269,722   $ 207,775    $ 61,947   30%
                                      ========    ========     =======

      The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported cash advance and credit services fees, totaled $43,344,000 and $18,657,000 for Fiscal 2006 and Fiscal 2005, respectively.

      Same-store revenues (stores that were in operation during all of the year of both Fiscal 2005 and Fiscal 2006) increased 9% or $18,890,000 for Fiscal 2006 as compared to Fiscal 2005. Revenues generated by the 62 new pawn stores and the 58 new cash advance stores which have opened since January 1, 2005 increased by $19,534,000, compared to Fiscal 2005. Revenues from the eight buy-here/pay-here automobile dealerships acquired in August 2006 and the two dealerships opened in November 2006 totaled $24,466,000.

      The following table (amounts shown in thousands) details pawn receivables, cash advance receivables, active CSO loans outstanding from an independent third-party lender and buy/here-pay/here automotive receivables as of December 31, 2006, as compared to December 31, 2005:

                                      Balance at December 31,
                                      -----------------------
                                        2006       2005     Increase/Decrease
                                      --------    --------  -----------------
 Domestic customer receivables &
 CSO loans outstanding:
   Pawn receivables                  $  21,350   $  18,603    $  2,747   15%
   Cash advance receivables,
     net of allowance                    7,510       6,488       1,022   16%
   CSO loans held by independent
     third-party lender (1)             12,732      10,724       2,008   19%
   Buy-here/pay-here receivables,
     net of allowance                   34,295           -      34,295    -
                                      --------    --------     -------
                                     $  75,887   $  35,815    $ 40,072  112%
                                      ========    ========     =======
   Foreign customer receivables:
   Pawn receivables                  $  11,109   $   8,711    $  2,398   28%
                                      --------    --------     -------
   Total customer receivables and
     CSO loans outstanding:
   Pawn receivables                  $  32,459   $  27,314    $  5,145   19%
   Cash advance receivables,
     net of allowance                    7,510       6,488       1,022   16%
   CSO loans held by independent
     third-party lender (1)             12,732      10,724       2,008   19%
   Buy-here/pay-here receivables,
     net of allowance                   34,295           -      34,295    -
                                      --------    --------     -------
                                     $  86,996   $  44,526    $ 42,470   95%
                                      ========    ========     =======

      (1) CSO loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet.

      Of the $5,145,000 total increase in pawn receivables, $3,799,000 was attributable to the growth at the stores that were in operation as of December 31, 2006 and 2005, and $1,346,000 was attributable to the 27 new pawn stores opened since December 31, 2005, all of which were located in Mexico. Of the $3,030,000 total increase in cash advance and CSO loan receivables, $1,413,000 was attributable to the growth at the stores that were in operation as of December 31, 2006 and 2005, and $1,617,000 was
 attributable to the 43 new cash advance stores opened since December 31, 2005. The Company's credit services customers had current loans outstanding with the Independent Lender in the amount of $12,732,000 at December 31, 2006, compared to $10,724,000 at December 31, 2005. The Company's loss reserve on cash advance receivables decreased from $242,000 at December 31, 2005, to $230,000 at December 31, 2006. Under the CSO program, letters of credit issued by FCC to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The estimated loss reserve under the letters of credit, net of anticipated recoveries from customers, was $569,000 at December 31, 2006 compared to $508,000 at December 31, 2005. This reserve is included as a component of the Company's accrued expenses on its consolidated balance sheets.

      The gross profit margin on total pawn merchandise sales was 42% during Fiscal 2006, compared to 40% during Fiscal 2005, primarily as a result of improved margins on wholesale scrap jewelry revenues. Retail pawn merchandise margins, which exclude scrap jewelry sales, were 44% during Fiscal 2006 and Fiscal 2005. The gross margin on wholesale scrap jewelry sales was 34% during Fiscal 2006, compared to 22% during Fiscal 2005. This difference was primarily the result of increased selling prices for gold during the applicable periods. The volume-weight of scrap jewelry sold during Fiscal 2006 increased approximately 13% compared to Fiscal 2005. The gross profit margin, before the credit loss provision, on buy-here/pay-here retail automobile sales was 57% for the period August 26, 2006 through December 31, 2006.

      The Company's cash advance and credit services loss provision for Fiscal 2006 was unchanged from Fiscal 2005 at 23% of cash advance and credit services fee revenues. The Company realized approximately $1,883,000 and $1,569,000 from sales of charged off cash advance and credit services receivables during Fiscal 2006 and 2005, respectively. These amounts were recorded as a reduction to the cash advance and credit services loss provision. The buy-here/pay-here automotive credit loss provision was $6,137,000 for the period August 26, 2006 through December 31, 2006, which represented 27% of retail automobile sales.

      Store operating expenses increased 20% to $81,089,000 during Fiscal 2006 compared to $67,430,000 during Fiscal 2005, primarily as a result of the net addition of 113 pawn and cash advance stores since January 1, 2005, which is a 40% increase in the store count. Administrative expenses increased 27% to $24,671,000 during Fiscal 2006 compared to $19,412,000 during Fiscal 2005, which is primarily attributable to increased management and supervisory compensation expense, additional administrative expenses related to new store openings, the Auto Master acquisition and a non-cash charge of approximately $583,000 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006. The Company incurred interest expense on acquisition-related debt in the third and fourth quarters of 2006 of $916,000. There was no debt outstanding during Fiscal 2005. Interest income increased from $317,000 in Fiscal 2005 to $727,000 in Fiscal 2006, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For both Fiscal 2006 and 2005, the Company's effective federal income tax rate of 36% differed from the statutory tax rate of approximately 35%, primarily as a result of state income taxes.

      Net income increased 25% to $31,744,000 during Fiscal 2006 compared to $25,383,000 during Fiscal 2005.

 Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

      The following table (amounts shown in thousands) details the components of revenues for the fiscal year ended December 31, 2005, as compared to the fiscal year ended December 31, 2004 ("Fiscal 2004"):

                                       Fiscal Year Ended
                                          December 31,
                                      --------------------
                                        2005       2004     Increase/Decrease
                                      --------    --------  -----------------
  Domestic revenues:
    Pawn retail merchandise sales    $  57,174   $  55,307    $  1,867    3%
    Pawn scrap jewelry sales             7,230       7,787        (557)  (7%)
    Pawn service charges                25,429      23,887       1,542    6%
    Cash advance and credit
      services fees                     60,881      54,123       6,758   12%
    Other                                3,935       4,282        (347)  (8%)
                                      --------    --------     -------
                                     $ 154,649   $ 145,386    $  9,263    6%
                                      ========    ========     =======
  Foreign revenues:
    Pawn retail merchandise sales    $  24,165   $  14,774    $  9,391   64%
    Pawn scrap jewelry sales            13,570       8,877       4,693   53%
    Pawn service charges                15,391      10,776       4,615   43%
                                      --------    --------     -------
                                     $  53,126   $  34,427    $ 18,699   54%
                                      ========    ========     =======
  Total revenues:
    Pawn retail merchandise sales    $  81,339      70,081      11,258   16%
    Pawn scrap jewelry sales            20,800      16,664       4,136   25%
    Pawn service charges                40,820      34,663       6,157   18%
    Cash advance and credit
      services fees                     60,881      54,123       6,758   12%
    Other                                3,935       4,282        (347)  (8%)
                                      --------    --------     -------
                                     $ 207,775   $ 179,813    $ 27,962   16%
                                      ========    ========     =======

      The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported cash advance and credit services fees, totaled $18,657,000 for Fiscal 2005.

      Same-store revenues (stores that were in operation during all of the year of both Fiscal 2004 and Fiscal 2005) increased 6% or $10,885,000 for Fiscal 2005 as compared to Fiscal 2004. Revenues generated by the 102 new pawn and cash advance stores that have opened since January 1, 2004 increased by $18,175,000, compared to Fiscal 2004.

      The following table (amounts shown in thousands) details pawn receivables, cash advance receivables and active CSO loans outstanding from an independent third-party lender as of December 31, 2005, as compared to December 31, 2004:

                                    Balance at December 31,
                                    -----------------------
                                        2005       2004     Increase/Decrease
                                      --------    --------  -----------------
 Domestic customer receivables &
   CSO loans outstanding:
   Pawn receivables                  $  18,603   $  16,707    $  1,896   11%
   Cash advance receivables,
     net of allowance                    6,488      15,465      (8,977) (58%)
   CSO loans held by independent
     third-party lender (1)             10,724           -      10,724    -
                                      --------    --------     -------
                                     $  35,815   $  32,172    $  3,643   11%
                                      ========    ========     =======
 Foreign customer receivables:
   Pawn receivables                  $   8,711   $   6,722    $  1,989   30%
                                      --------    --------     -------
 Total customer receivables and
   CSO loans outstanding:
   Pawn receivables                  $  27,314   $  23,429    $  3,885   17%
   Cash advance receivables,
     net of allowance                    6,488      15,465      (8,977) (58%)
   CSO loans held by independent
     third-party lender (1)             10,724           -      10,724    -
                                      --------    --------     -------
                                     $  44,526   $  38,894    $  5,632   14%
                                      ========    ========     =======


 (1) CSO loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet.

      Of the $3,885,000 total increase in pawn receivables, $2,639,000 was attributable to the growth at the stores that were in operation as of December 31, 2005 and 2004, and $1,246,000 was attributable to the 35 new pawn stores opened since December 31, 2004, all of which were located in Mexico. The decrease in short-term advance receivables was due primarily to the introduction of the credit services program in the Company's Texas locations, and the resulting discontinuation of the short-term advance product in Texas during the second half of Fiscal 2005. As a result, short-term advance receivables in the Company's Texas locations, including the Cash & Go, Ltd., joint venture kiosks, decreased from $8,826,000 at December 31, 2004, to zero at December 31, 2005. As of December 31, 2005, the Company's credit services customers had current loans outstanding with the Independent Lender in the amount of $10,724,000. Short-term advance receivables in the Company's non-Texas locations decreased from $6,638,000 at December 31, 2004, to $6,488,000 at December 31, 2005. The Company's loss reserve on short-term advance receivables decreased from $552,000 at December 31, 2004, to $242,000 at December 31, 2005 as a result of the decrease in outstanding short-term advance receivables. Under the CSO program, letters of credit issued by FCC to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The estimated loss reserve under the letters of credit, net of anticipated recoveries from customers, was $508,000 at December 31, 2005, which is included as a component of the Company's accrued expenses on its consolidated balance sheets.

      Gross profit margins on total merchandise sales were 40% during Fiscal 2005 and Fiscal 2004. Retail merchandise margins, which exclude scrap jewelry sales, were 44% during Fiscal 2005 and Fiscal 2004. Profit margins on scrap jewelry sales were 22% during Fiscal 2005 and Fiscal 2004. The Company's payday advance and credit services loss provision increased from 21% of cash advance and credit services fee revenues during Fiscal 2004 to 23% during Fiscal 2005. During the second quarter of 2005, the Company initiated a program to sell selected payday advance receivables which had been previously written-off. The Company realized approximately $1,569,000 from sales of receivables written-off in 2004 and prior during Fiscal 2005. This amount was recorded as a reduction to the short-term advance and credit services loss provision.

      Store operating expenses increased 10% to $67,430,000 during Fiscal 2005 compared to $61,063,000 during Fiscal 2004, primarily as a result of the net addition of 93 pawn and cash advance stores since January 1, 2004, which is a 40% increase in the store count. Administrative expenses increased 9% to $19,412,000 during Fiscal 2005 compared to $17,837,000 during Fiscal 2004, which is primarily attributable to increased costs related to variable management and supervisory compensation expense and increased professional services fees. The Company had no interest expense during Fiscal 2005 as it had no interest-bearing debt outstanding during the year. Interest income increased from $67,000 in Fiscal 2004 to $317,000 in Fiscal 2005, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

      For Fiscal 2005 and 2004, the Company's effective federal income tax rates of 36% and 37%, respectively, differed from the statutory tax rate of approximately 35% and 34%, respectively, primarily as a result of state income taxes.

      Net income increased 23% to $25,383,000 during Fiscal 2005 compared to $20,706,000 during Fiscal 2004.

 Liquidity and Capital Resources

      As of December 31, 2006, the Company's primary sources of liquidity were $15,535,000 in cash and cash equivalents, $79,230,000 in receivables, $28,761,000 in inventories and $42,000,000 of available and unused funds under the Company's line of credit. The Company had working capital of $93,653,000 as of December 31, 2006, and total equity exceeded total liabilities by a ratio of 4 to 1. The Company's operations and store openings have been financed with funds generated primarily from operations.

      The Company maintains a long-term line of credit with two commercial lenders ("the Credit Facility") which was amended during the third quarter of 2006 to increase the amount available under the line of credit from $25,000,000 to $50,000,000 and to extend the term of the facility until April 2009. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.3% at December 31, 2006) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2006, the Company had $8,000,000 outstanding under the Credit Facility and the Company had $42,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2006, and March 14, 2007. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      At December 31, 2006, the Company had notes payable to individuals arising from the Auto Master acquisition which total $9,438,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest scheduled over the next four years. Of the $9,438,000 in notes payable, $2,250,000 is classified as a current liability and $7,188,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, is convertible after one year into 55,555 shares of the Company's common stock at a conversion price of $18.00 per share.

      The following table sets forth certain historical information with respect to the Company's statements of cash flows:

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
                                                       (in thousands)
 Cash flows from operating activities:
   Net income                                  $ 31,744   $ 25,383   $ 20,706
   Adjustments to reconcile net income to
   net cash flows from operating activities:
     Depreciation and amortization                8,041      5,804      4,173
     Share-based compensation                       583          -          -
     Non-cash portion of credit loss provision    9,920      7,118     11,559
     Stock option and warrant income tax benefit      -      2,066      8,736
   Changes in operating assets and liabilities:
     Buy-here/pay-here automative customer
       receivables                              (11,939)         -          -
     Finance and service fees receivable           (790)       336       (594)
     Inventories                                 (1,936)    (1,563)      (720)
     Prepaid expenses and other assets              438     (2,832)      (530)
     Accounts payable and accrued liabilities     2,360      5,088     (1,344)
     Current and deferred income taxes           (1,868)       695      2,142
                                                -------    -------    -------
       Net cash flows from operating activities  36,553     42,095     44,128
                                                -------    -------    -------
 Cash flows from investing activities:
   Pawn customer receivables                     (7,095)    (6,665)    (4,728)
   Cash advance customer receivables             (4,805)     1,859    (13,265)
   Purchases of property and equipment          (14,716)   (11,993)    (7,131)
   Acquisition of Auto Master buy-here/pay-here
     automotive division                        (23,652)         -          -
                                                -------    -------    -------
     Net cash flows from investing activities   (50,268)   (16,799)   (25,124)
                                                -------    -------    -------
 Cash flows from financing activities:
   Proceeds from debt                            31,000          -     10,000
   Payments of debt                             (38,052)         -    (16,000)
   Purchase of treasury stock                   (24,753)   (11,404)   (13,463)
   Proceeds from exercise of stock options
     and warrants                                13,570      2,617     10,844
   Stock option and warrant income tax benefit    4,744          -          -
                                                -------    -------    -------
     Net cash flows from financing activities   (13,491)    (8,787)    (8,619)
                                                -------    -------    -------
 Change in cash and cash equivalents            (27,206)    16,509     10,385
 Cash and cash equivalents at beginning
   of the period                                 42,741     26,232     15,847
                                                -------    -------    -------
 Cash and cash equivalents at end
   of the period                               $ 15,535   $ 42,741   $ 26,232
                                                =======    =======    =======

      During the second quarter of 2006, the Company completed its 3,200,000 share repurchase plan authorized in July 2004 at an average repurchase price of $12.32 per share. The Board of Directors subsequently authorized an additional 2,000,000 share repurchase. During Fiscal 2006, the Company utilized excess cash flows to repurchase $24,753,000 of common stock for a total of 1,262,000 shares under the two authorizations.

      For purposes of its internal liquidity assessments, the Company considers net cash changes in pawn and cash advance customer receivables to be closely related to operating cash flows. For Fiscal 2006, net cash flows from operations were $36,553,000, while net cash outflows related to pawn receivables activity was $7,095,000 and the net cash outflows related to cash advance receivables activity was $4,805,000. The combined net cash flows from operations and pawn and cash advance receivables totaled $24,653,000 during Fiscal 2006. For the comparable prior year period, net cash flows from operations were $42,095,000 and net cash outflows related to pawn receivables activity was $6,665,000 and the net cash inflows related to cash advance receivables activity was $1,859,000. The combined net cash flows from operations and pawn and cash advance receivables totaled $37,289,000 during Fiscal 2005, which included a non-recurring operating cash flow benefit of approximately $7,454,000 related to the replacement of the short-term advance product with the credit services product in Texas during the third quarter of 2005. For Fiscal 2004, total cash flows from operations were $44,128,000 while net cash outflows related to pawn receivables activity was $4,728,000 and the net cash outflows related to cash advance receivables activity was $13,265,000. The combined net cash flows from operations and pawn and cash advance receivables totaled $26,135,000 for Fiscal 2004.

      The profitability and liquidity of the Company is affected by the amount of customer receivables outstanding and related collections of such receivables. In general, revenue growth is dependent upon the Company's ability to fund the growth of customer receivable balances and inventories and the ability to absorb related credit losses. At the current time, the majority of this growth is funded from operating cash flows. In addition to these factors, merchandise sales and the pace of store and dealership expansions affect the Company's liquidity.

      Management believes that  the Credit Facility  and cash generated  from
 operations  will  be  sufficient   to  accommodate  the  Company's   current
 operations and planned growth for Fiscal 2007.

      The Company  currently intends  to  continue to  engage  in a  plan  of expansion primarily through new store and dealership openings. With 80 stores opened during Fiscal 2006 (including the eight acquired Auto Master dealerships), the Company attained its target of 60 to 70 new store openings for the year. The Company intends to continue its new store expansion program in 2007, with a total of 75 to 80 new pawn and cash advance stores anticipated for opening. In addition, the Company expects to open 3 to 5 new Auto Master buy-here/pay-here automotive dealerships during Fiscal 2007. All capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through operating cash flows. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive acquisition opportunity or additional expansion opportunity in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") for Fiscal 2006 totaled $57,830,000, an increase of 28% compared to $45,165,000 for Fiscal 2005. The EBITDA margin, which is EBITDA as a percentage of revenues, for Fiscal 2006 was 21.4%, compared to 21.7% for the comparable prior year period.

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

                                              Twelve Months Ended December 31,
                                              --------------------------------
                                                      2006          2005
                                                    -------       -------
 Net income                                        $ 31,744      $ 25,383
 Adjustments:
   Interest expense                                     916             -
   Interest income                                     (727)         (317)
   Income taxes                                      17,856        14,295
   Depreciation and amortization                      8,041         5,804
                                                    -------       -------
 Earnings before interest, income taxes,
   depreciation and amortization                   $ 57,830      $ 45,165
                                                    =======       =======

 Contractual Commitments

      A tabular disclosure of contractual obligations at December 31, 2006, including Cash & Go, Ltd., is as follows:

                                           Payments Due by Period
                              -----------------------------------------------
                                               (in thousands)
                                          Less                          More
                                         than 1    1 -- 3    3 -- 5    than 5
                               Total      year     years     years     years
                               ------    ------    ------    ------    ------

 Operating leases             $62,588   $17,582   $26,794   $13,401   $ 4,811
 Employment and consulting
   contracts for officers
   and directors                6,900     1,300     2,600     1,200     1,800
 Revolving credit facility (1)  8,000         -     8,000         -         -
 Notes payable                  9,438     2,250     5,125     2,063         -
 Interest on notes payable      1,384       602       710        72         -
                               ------    ------    ------    ------    ------
     Total                    $88,310   $21,734   $43,229   $16,736   $ 6,611
                               ======    ======    ======    ======    ======

 (1)  Excludes interest obligations under the line of credit agreement.   See
      Note 8 of Notes to Consolidated Financial Statements.


 Off-Balance Sheet Arrangements

      In the Company's Texas locations, First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, offers a fee-based credit services organization ("CSO") program to assist consumers in obtaining credit. Under the CSO program, FCC assists customers in applying for a cash advance from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the Independent Lender if the consumer fails to do so.

      For cash advance products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers' applications, determining whether to approve a cash advance based on an application and determining the amount of the cash advance. The Company is not involved in the Independent Lender's cash advance approval processes or in determining the lenders' approval procedures or criteria. At December 31, 2006, the outstanding amount of active cash advances originated by the Independent Lender was $12.7 million.

      Since the Company may not be successful in collection of these delinquent accounts, the Company's cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Accrued losses of $569,000 on portfolios owned by the Independent Lender are included in "accrued liabilities" in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from cash advances expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

 Inflation

      The Company does not believe that inflation has had a material effect on the volume of customer receivables originated, merchandise sales, or results of operation.

 Seasonality

      The Company's retail pawn business is seasonal in nature with its highest volume of merchandise sales occurring during the first and fourth calendar quarters of each year which coincides with Valentine's Day and Christmas. The Company's pawn lending and cash advance activities are also seasonal, with the highest volume of lending activity occurring during the third and fourth calendar quarters of each year. The Company's buy-here/pay-here automotive business is less seasonal, although the Company expects that it will experience stronger sales and collection activities in the first quarter as a result of customers receiving tax refunds.

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

 Interest Rate Risk

      The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term line of credit. At December 31, 2006, the Company had $8,000,000 outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus an applicable margin based on a defined leverage ratio for the Company. See "Note 8 - Revolving Credit Facility and Notes Payable." Based on the average outstanding indebtedness during the year ended December 31, 2006, a 10% increase in interest rates would have increased the Company's interest expense by approximately $62,000 for the year ended December 31, 2006.

      The Company's cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a materially adverse effect on the Company's operating results, financial condition, or cash flows.

 Foreign Currency Risk

      The Company bears certain exchange rate risks from its operations in Mexico as approximately $4,337,000 of the Company's pawn loans in Mexico at December 31, 2006 were contracted and expected to be settled in Mexican pesos. The Company also maintained certain peso-denominated bank balances at December 31, 2006, which converted to a U.S. dollar equivalent of $600,000. A 10% increase in the peso to U.S. dollar exchange rate would increase the Company's foreign currency translation exposure on its pawn loan balance and cash by approximately $385,000 and $55,000, respectively.

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


 Item 9.   Changes in and Disagreements with Accountants on Accounting and
 -------------------------------------------------------------------------
 Financial Disclosure
 --------------------

      Not applicable.


 Item 9a.  Controls and Procedures
 ---------------------------------

 Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

      The Report of Management on Internal Control Over Financial Reporting is included in Item 9a of this annual report on Form 10-K. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management's assessment of the Company's internal control over financial reporting excluded the buy-here/pay-here operating assets acquired from Guaranteed Auto Finance, Inc. and SHAC, Inc., collectively doing business as "Auto Master," because they were acquired by the Company in a purchase transaction during 2006.

      The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company's disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's financial controls and procedures are effective at that reasonable assurance level.

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

      Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

      We have audited management's assessment, included in the accompanying management's report on internal controls, that First Cash Financial
 Services, Inc., maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

      We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion thereon.

 Hein & Associates LLP
 Dallas, Texas
 March 14, 2007

 Item 9b.  Other Information
 ---------------------------

      None.

                                     PART III
                                     --------

 Item 10.  Directors, Executive Officers and Corporate Governance
 ----------------------------------------------------------------

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

      The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees. This Code is publicly available on the Company's website at www.firstcash.com. Copies of the Company's Code of Ethics are available, free of charge, by submitting a written request to First Cash Financial Services, Inc., Investor Relations, 690 E. Lamar Blvd., Suite 400, Arlington, Texas 76011.


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


 Item 12.  Security Ownership of Certain Beneficial Owners and Management and
 ----------------------------------------------------------------------------
 Related Stockholder Matters
 ---------------------------

 Equity Compensation Plan Information

      The following table gives information about the Company's common stock that may be issued upon the exercise of options under shareholder-approved plans, including its 1990 Stock Option Plan, its 1999 Stock Option Plan, and its 2004 Long-Term Incentive Plan as of December 31, 2006. Additionally, the Company issues warrants to purchase shares of common stock to certain key members of management, members of the Board of Directors that are not employees or officers, and to other third parties. The issuance of warrants is not approved by shareholders, and each issuance is generally negotiated between the Company and such recipients.

                           Number of                     Number of securities
                         securities to      Weighted     remaining available
                         be issued upon     average      for future issuance
                          exercise of    exercise price      under equity
                          outstanding    of outstanding      compensation
                            options,        options,       plans (excluding
                          warrants and    warrants and   securities reflected
                            rights           rights          in column A)
 Plan Category               (A)              (B)                (C)
 -------------               ---              ---                ---
 Equity Compensation
   Plans Approved by
   Security Holders      4,193,500          $ 14.50              374,288
 Equity Compensation
   Plans Not Approved
   by Security Holders     839,000             3.00                    -
                         ---------                             ---------
   Total                 5,032,500          $ 12.58              374,288
                         =========                             =========

      Other information required by this item is incorporated herein by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement.


 Item 13.  Certain Relationships and Related Transactions, and Director
 ----------------------------------------------------------------------
 Independence
 ------------

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


                                   PART IV
                                   -------

 Item 15.  Exhibits and Financial Statement Schedules
 ----------------------------------------------------

    (a)    The following documents are filed as a part of this report:

      (1)  Consolidated Financial Statements:
           Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets
           Consolidated Statements of Income
           Consolidated Statements of Cash Flows
           Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements

      (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

      (3)  Exhibits:
           3.1(7)     Amended Certificate of Incorporation
           3.2(5)     Amended Bylaws
           4.1(2)     Common Stock Specimen
           10.1(1)    First Cash, Inc. 1990 Stock Option Plan
           10.2(8)    Consulting Agreement - Phillip E. Powell
           10.3(8)    Employment Agreement - Rick L. Wessel
           10.4(3)    Acquisition Agreement - Miraglia, Inc.
           10.5(4)    Acquisition Agreement for Twelve Pawnshops
                      in South Carolina
           10.6(4)    Acquisition Agreement for One Iron Ventures, Inc.
           10.7(4)    First Cash Financial Services, Inc. 1999 Stock
                      Option Plan
           10.8(6)    Executive Incentive Compensation Plan
           10.9(7)    2004 Long-Term Incentive Plan
           10.10(9)   Stock Purchase Agreement - Auto Master
           10.11(9)   Third Amendment to the Credit Agreement
           10.12(10) Amendment to Consulting Agreement - Phillip E. Powell 10.13(10) Amendment to Employment Agreement - Rick L. Wessel
           14.1(8)    Code of Ethics
           21.1(10)   Subsidiaries
           23.1(10)   Consent of Independent Registered Public Accounting
                      Firm, Hein & Associates LLP
           31.1(10)   Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002
           31.2(10)   Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002
           32.1(10)   Certification of Chief Executive Officer and Chief
                      Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002

 (1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
 (3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
 (4) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
 (5) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
 (6) Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 30, 2003.
 (7) Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 29, 2004.
 (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0 - 19133) and incorporated herein by reference.
 (9) Filed as an exhibit to the Current Report on Form 8-K dated August 22, 2006 (File No. 0 - 19133) and incorporated herein by reference.
 (10) Filed herewith.

                                  SIGNATURES
                                  ----------

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated: March 14, 2007         FIRST CASH FINANCIAL SERVICES, INC.
                               (Registrant)

                               /s/ RICK L. WESSEL
                               --------------------------------------------
                               Rick L. Wessel
                               Chief Executive Officer
                               (Principal Executive Officer)

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


          Signature                 Capacity                     Date
          ---------                 --------                     ----

    /s/ PHILLIP E. POWELL      Chairman of the Board         March 14, 2007
    ----------------------
    Phillip E. Powell


    /s/ RICK L. WESSEL         Vice Chairman of the Board,   March 14, 2007
    ----------------------     President, Chief Executive
    Rick L. Wessel             Officer

    /s/ JOE R. LOVE            Director                      March 14, 2007
    ----------------------
    Joe R. Love

    /s/ RICHARD T. BURKE       Director                      March 14, 2007
    ----------------------
    Richard T. Burke

    /s/ TARA MACMAHON          Director                      March 14, 2007
    ----------------------
    Tara MacMahon

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of First Cash Financial Services, Inc.



 We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated
 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


 Hein & Associates LLP
 Dallas, Texas
 March 14, 2007

                      FIRST CASH FINANCIAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                    ----------------------
                                                      2006          2005
                                                    --------      --------
                                           (in thousands, except per share data)
                   ASSETS

 Cash and cash equivalents                         $  15,535     $  42,741
 Finance and service charges receivable                4,966         4,176
 Customer receivables, net of allowances of
   $5,867 and $242, respectively                      60,251        33,802
 Inventories                                          28,761        21,987
 Prepaid expenses and other current assets             5,901         5,430
                                                    --------      --------
   Total current assets                              115,414       108,136

 Customer receivables with long-term maturities,
   net of allowance of $3,895 and $0, respectively    14,013             -
 Property and equipment, net                          30,643        23,565
 Goodwill and other intangible assets, net            72,544        53,237
 Other                                                 1,228         1,016
                                                    --------      --------
   Total assets                                    $ 233,842       185,954
                                                    ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current portion of notes payable                  $   2,250             -
 Accounts payable                                      1,535           908
 Accrued liabilities                                  17,976        13,722
                                                    --------      --------
   Total current liabilities                          21,761        14,630

 Revolving credit facility                             8,000             -
 Notes payable, net of current portion                 7,188             -
 Deferred income taxes payable                         8,297         8,616
                                                    --------      --------
   Total liabilities                                  45,246        23,246
                                                    --------      --------
   Commitments and contingencies (Notes 2 and 10)

 Stockholders' equity:
   Preferred stock; $.01 par value; 10,000,000
     shares authorized; no shares issued or
     outstanding                                           -             -
   Common stock; $.01 par value; 90,000,000 shares
     authorized; 35,756,960 and 33,900,860 shares
     issued, respectively; 32,096,304 and
     31,502,472 shares outstanding, respectively         353           340
   Additional paid-in capital                        101,949        83,065
   Retained earnings                                 134,567       102,823
   Common stock held in treasury, 3,660,656 and
     2,398,388 shares at cost, respectively          (48,273)      (23,520)
                                                    --------      --------
   Total stockholders' equity                        188,596       162,708
                                                    --------      --------
   Total liabilities and stockholders' equity      $ 233,842     $ 185,954
                                                    ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                               -----------------------------
                                                2006       2005       2004
                                               -------    -------    -------
                                       (in thousands, except per share amounts)
 Revenues:
   Merchandise sales                          $149,473   $102,139   $ 86,745
   Finance and service charges                 116,187    101,701     88,786
   Other                                         4,062      3,935      4,282
                                               -------    -------    -------
                                               269,722    207,775    179,813
                                               -------    -------    -------
 Cost of revenues:
   Cost of goods sold                           84,229     61,659     52,056
   Credit loss provision                        21,463     13,808     11,559
   Other                                           440        301        252
                                               -------    -------    -------
                                               106,132     75,768     63,867
                                               -------    -------    -------

 Net revenues                                  163,590    132,007    115,946
                                               -------    -------    -------
 Expenses and other income:
   Store operating expenses                     81,089     67,430     61,063
   Administrative expenses                      24,671     19,412     17,837
   Depreciation                                  7,929      5,804      4,173
   Amortization                                    112          -          -
   Interest expense                                916          -         73
   Interest income                                (727)      (317)       (67)
                                               -------    -------    -------
                                               113,990     92,329     83,079
                                               -------    -------    -------

 Income before income taxes                     49,600     39,678     32,867
 Provision for income taxes                     17,856     14,295     12,161
                                               -------    -------    -------
 Net income                                   $ 31,744   $ 25,383   $ 20,706
                                               =======    =======    =======
 Net income per share (Note 3):
   Basic                                      $   1.01   $   0.81   $   0.66
                                               =======    =======    =======
   Diluted                                    $   0.97   $   0.76   $   0.61
                                               =======    =======    =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
                                                      (in thousands)
 Cash flows from operating activities:
   Net income                                  $ 31,744   $ 25,383   $ 20,706
   Adjustments to reconcile net income to
   net cash flows from operating activities:
     Depreciation and amortization                8,041      5,804      4,173
     Share-based compensation                       583          -          -
     Non-cash portion of credit loss provision    9,920      7,118     11,559
     Stock option and warrant income
       tax benefit                                    -      2,066      8,736
   Changes in operating assets and liabilities:
     Buy-here/pay-here automotive customer
       receivables                              (11,939)         -          -
     Finance and service fees receivable           (790)       336       (594)
     Inventories                                 (1,936)    (1,563)      (720)
     Prepaid expenses and other assets              438     (2,832)      (530)
     Accounts payable and accrued liabilities     2,360      5,088     (1,344)
     Current and deferred income taxes           (1,868)       695      2,142
                                                -------    -------    -------
   Net cash flows from operating activities      36,553     42,095     44,128
                                                -------    -------    -------
 Cash flows from investing activities:
   Pawn customer receivables                     (7,095)    (6,665)    (4,728)
   Cash advance customer receivables             (4,805)     1,859    (13,265)
   Purchases of property and equipment          (14,716)   (11,993)    (7,131)
   Acquisition of Auto Master
     buy-here/pay-here automotive division      (23,652)         -          -
                                                -------    -------    -------
   Net cash flows from investing activities     (50,268)   (16,799)   (25,124)
                                                -------    -------    -------
 Cash flows from financing activities:
   Proceeds from debt                            31,000          -     10,000
   Payments of debt                             (38,052)         -    (16,000)
   Purchase of treasury stock                   (24,753)   (11,404)   (13,463)
   Proceeds from exercise of stock
     options and warrants                        13,570      2,617     10,844
   Stock option and warrant income tax benefit    4,744          -          -
                                                -------    -------    -------
   Net cash flows from financing activities     (13,491)    (8,787)    (8,619)
                                                -------    -------    -------
 Change in cash and cash equivalents            (27,206)    16,509     10,385
 Cash and cash equivalents at beginning
   of the period                                 42,741     26,232     15,847
                                                -------    -------    -------
 Cash and cash equivalents at end
   of the period                               $ 15,535   $ 42,741   $ 26,232
                                                =======    =======    =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
                                                      (in thousands)
 Supplemental disclosure of cash flow
   information:
     Cash paid during the period for:
       Interest                                $    738   $      -   $     70
                                                =======    =======    =======
       Income taxes                            $ 14,576   $ 11,380   $  1,356
                                                =======    =======    =======
 Supplemental disclosure of non-cash
   operating activity:
     Inventory acquired in repossession        $    310   $      -   $      -
                                                =======    =======    =======
 Supplemental disclosure of non-cash
   investing activity:
     Non-cash transactions in connection
     with pawn receivables settled through
     forfeitures of collateral transferred
     to inventories                            $ 49,138   $ 42,241   $ 35,173
                                                =======    =======    =======
 Supplemental disclosure of non-cash
   financing activity:
     Notes payable issued in connection
     with the acquisition of Auto Master       $ 10,000   $      -   $      -
                                                =======    =======    =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST CASH FINANCIAL SERVICES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
                                                        (in thousands)
 Preferred Stock                                      -          -          -
                                                -------    -------    -------
 Common stock:
   Balance at beginning of year                $    340   $    332   $    318
   Exercise of stock options and warrants            13          8         30
   Cancellation of treasury stock                     -          -        (16)
                                                -------    -------    -------
     Balance at end of year                         353        340        332
                                                -------    -------    -------
 Additional paid-in capital:
   Balance at beginning of year                  83,065     78,390     63,179
   Exercise of stock options and warrants,
     including income tax benefit of $4,744,
     $2,066, $8,736, respectively                18,301      4,675     19,557
   Cancellation of treasury stock                     -          -     (4,346)
   Stock option expense                             583          -          -
                                                -------    -------    -------
     Balance at end of year                     101,949     83,065     78,390
                                                -------    -------    -------
 Retained earnings:
   Balance at beginning of year                 102,823     77,440     56,734
   Net income                                    31,744     25,383     20,706
                                                -------    -------    -------
     Balance at end of year                     134,567    102,823     77,440
                                                -------    -------    -------
 Treasury stock:
   Balance at beginning of year                 (23,520)   (12,116)    (3,015)
   Repurchases of treasury stock                (24,753)   (11,404)   (13,463)
   Cancellation of treasury stock                     -          -      4,362
                                                -------    -------    -------
     Balance at end of year                     (48,273)   (23,520)   (12,116)
                                                -------    -------    -------

   Total stockholders' equity                  $188,596   $162,708   $144,046
                                                =======    =======    =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                       FIRST CASH FINANCIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

      First Cash Financial Services, Inc., (the "Company") was incorporated in Texas on July 5, 1988, and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawns, many of the Company's pawn stores offer cash advances and credit services. The Company also operates cash advance stores that provide cash advances, credit services, check cashing, and other related financial services. On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"), which operates automobile dealerships in the buy-here/pay-here segment of the used-vehicle sales and financing market. The automotive dealerships sell used vehicles and earn finance charges from the related vehicle financing contracts. As of December 31, 2006, the Company owned and operated 252 pawn stores, 145 cash advance stores and 10 buy-here/pay-here automotive dealerships. The Company is also a 50% owner of Cash & Go, Ltd., a Texas limited partnership that owns and operates 40 financial services kiosks inside convenience stores.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies followed in the preparation of these financial statements:

      Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the consolidated operating results include those of Cash & Go, Ltd. The operating results of Auto Master are included in consolidated operating results for the period August 26, 2006 through December 31, 2006. See Note 4. All significant intercompany accounts and transactions have been eliminated.

      Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

      Customer receivables and revenue recognition - Pawn receivables are short-term loans secured by the customer's pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. Cash advances are short-term loans with terms that range from seven to thirty-one days. The Company accrues cash advance service fees on a constant-yield basis over the term of the cash advance. In its Texas markets, the Company offers a credit services product ("CSO Program") to assist customers in obtaining a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender"). The Company recognizes credit services fees, which are collected from the customer at the inception of the credit services agreement, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for collected, but unearned, credit services fees received from its customers. The Company originates installment loan contracts from the sale of used vehicles at its dealerships. Such automotive receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts, net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.

      Credit loss provisions - The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its cash advance and automobile finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowances for credit losses are periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The Company considers cash advances to be in default if they are not repaid on the due date, and writes off the principal amount and service charge receivable as of the default date. Net defaults and changes in the cash advance allowance are charged to the cash advance loss provision. Under the CSO program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the loan. These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the cash advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. An automotive finance receivable account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. The Company considers automotive finance receivables to be in default when a contractually scheduled payment is 90 days past due.

      Store operating expenses - Costs incurred in operating the pawn stores, cash advance stores and buy-here/pay-here dealerships have been classified as store operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, insurance, utilities, cash shortages and other costs incurred by the stores.

      Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received.

      Inventories - Pawn inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Certain pawn inventories are purchased directly from customers and are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods. Vehicle inventories consist of used vehicles acquired from auctions, new car dealerships and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at fair value, which approximates wholesale value. The cost of pawn and vehicle inventories is determined on the specific identification method. Pawn and vehicle inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

      Property and equipment - Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of fifteen years for buildings and three to five years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life, if shorter.

      Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

      Long-lived assets  -  Property,  plant and  equipment  and  non-current
 assets  are  reviewed   for  impairment  whenever   events  or  changes   in
 circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Management does not believe any of these assets have been impaired at December 31, 2006. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Management has determined that goodwill has not been impaired at December 31, 2006.

      Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their cash nature.

      Income taxes - The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

      Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2006, 2005 and 2004, was $2,489,000, $1,964,000 and
 $2,302,000, respectively.

      Share-based compensation - Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, in accounting for awards of stock options and warrants, whereby at the date of grant, no compensation expense was reflected in income, as all stock options and warrants granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, which replaces SFAS 123 and supersedes APB 25 (see Note 12).

      Earnings per share - Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. All share amounts have been retroactively adjusted to give effect to a two-for-one split and three-for-two split of the Company's common stock in February 2006 and March 2004, respectively (see Note 3).

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
 Numerator:
   Net income for calculating basic
     and diluted earnings per share            $ 31,744   $ 25,383   $ 20,706
                                                =======    =======    =======
 Denominator:
   Weighted-average common shares for
     calculating basic earnings per share        31,448     31,506     31,507
   Effect of dilutive securities:
     Stock options and warrants                   1,411      1,719      2,560
   Weighted-average common shares for
     calculating diluted earnings per share      32,859     33,225     34,067
                                                =======    =======    =======
  Basic earnings per share                     $   1.01   $   0.81   $   0.66
                                                =======    =======    =======
  Diluted earnings per share                   $   0.97   $   0.76   $   0.61
                                                =======    =======    =======

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

      Reclassification - Certain amounts for the years ended December 31, 2004 and 2005 have been reclassified in order to conform to the 2006 presentation.

      Recent accounting pronouncements - In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential effect of FIN 48, but does not expect it to have a material effect on the Company's consolidated financial position or results of operations.

      In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material effect on the Company's consolidated financial position or results of operations but anticipates additional disclosures when it becomes effective.


 NOTE 3 - CAPITAL STOCK

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

      In  June  2006,  the  Company's  Board  of  Directors  authorized   the
 repurchase of up to 2,000,000 shares of First Cash's outstanding common stock. During the second quarter of 2006, the Company repurchased a total of 461,000 common shares under the 2006-authorized stock repurchase plan for an aggregate purchase price of $8,848,000 or $19.21 per share. There were no shares repurchased during the second half of 2006. There are 1,539,000 total remaining shares available for repurchase under the 2006-authorized plan.

      In July 2004, the Company's Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company's outstanding common stock. During 2005 and 2004, the Company repurchased a total of 1,153,000 and 1,245,000 common shares, respectively, under the stock repurchase program for an aggregate purchase price of $11,404,000 and $12,116,000. During 2006, First Cash repurchased approximately 802,000 shares for an aggregate purchase price of $15,905,000 to close out the 2004-authorized program. The weighted average repurchase price of the 3,200,000 shares repurchased under this plan was $12.32 per share or a total of $39,425,000.


 NOTE 4 - ACQUISITION

      Pursuant to the Company's strategic initiative to grow and diversify its product suite within the specialty consumer finance and retail industries, the Company acquired two affiliated companies, collectively doing business as Auto Master, an automotive retailer and related finance company focused exclusively on the "buy-here/pay-here" segment of the retail used vehicle market. Auto Master, based in Northwest Arkansas, owns and operates buy-here/pay-here automobile dealerships located in Arkansas, Missouri and Oklahoma, which specialize in the sale of clean, moderately-priced used vehicles. The definitive stock purchase agreement for the privately-held Auto Master group of companies was signed and closed on August 25, 2006. The purchase price, in the amount of $33.7 million, was funded through a combination of $23.7 million in cash and notes payable to the sellers in the amount of $10 million. In addition, the Company retired approximately $14 million of the outstanding interest-bearing debt of Auto Master subsequent to closing the purchase transaction.

      The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. The total amount of goodwill and identified intangible assets, of approximately $19.4 million, is expected to be deductible for tax purposes. The results of operations of the acquired company are included in the consolidated financial statements from its date of acquisition.

      The allocation of the purchase price is as follows (in thousands):

    Cash                                                   $       7
    Fair market value of net tangible assets                  28,723
    Goodwill                                                  13,637
    Trade name                                                 4,360
    Customer relationships                                     1,423
    Less:  assumed debt                                      (14,490)
                                                            --------
      Purchase price                                       $  33,660
                                                            ========


 NOTE 5 - CUSTOMER RECEIVABLES AND VALUATION ACCOUNTS

      Customer receivables, net of unearned  finance charges, consist of  the following (in thousands):
                                                                          Buy-Here/
                                                                Cash      Pay-Here
                                                     Pawn     Advance    Automotive    Total
                                                   --------   --------   ----------   --------
 December 31, 2006
 -----------------
 Customer receivables with current maturities     $  32,459  $   7,740    $  25,919  $  66,118
 Less allowance for doubtful accounts                     -       (230)      (5,637)    (5,867)
                                                   --------   --------     --------   --------
                                                     32,459      7,510       20,282     60,251

 Customer receivables with long-term maturities           -          -       17,908     17,908
 Less allowance for doubtful accounts                     -          -       (3,895)    (3,895)
                                                   --------   --------     --------   --------
                                                          -          -       14,013     14,013

 Total customer receivables                          32,459      7,740       43,827     84,026
 Less allowance for doubtful accounts                     -       (230)      (9,532)    (9,762)
                                                   --------   --------     --------   --------
                                                  $  32,459  $   7,510    $  34,295  $  74,264
                                                   ========   ========     ========   ========

 December 31, 2005
 -----------------
 Customer receivables with current maturities     $  27,314  $   6,730    $       -  $  34,044
 Less allowance for doubtful accounts                     -       (242)           -       (242)
                                                   --------   --------     --------   --------
                                                     27,314      6,488            -     33,802

 Customer receivables with long-term maturities           -          -            -          -
 Less allowance for doubtful accounts                     -          -            -          -
                                                   --------   --------     --------   --------
                                                          -          -            -          -

 Total customer receivables                          27,314      6,730            -     34,044
 Less allowance for doubtful accounts                     -       (242)           -       (242)
                                                   --------   --------     --------   --------
                                                  $  27,314  $   6,488    $       -  $  33,802
                                                   ========   ========     ========   ========

      Changes in the customer receivables allowance for credit losses are as follows (in thousands):

                                                          Buy-Here/
                                                  Cash    Pay-Here
                                                Advance  Automotive    Total
                                                -------  ----------   -------
 December 31, 2006
 -----------------
 Balance, beginning of the year (1)            $    242   $  9,299   $  9,541
 Provision for credit losses                      2,658      6,137      8,795
 Charge-offs, net of recoveries                  (2,670)    (5,904)    (8,574)
                                                -------    -------    -------
 Balance at end of year                        $    230   $  9,532   $  9,762
                                                =======    =======    =======
 December 31, 2005
 -----------------
 Balance, beginning of the year                $    552   $      -        552
 Provision for credit losses                      7,118          -      7,118
 Charge-offs, net of recoveries                  (7,428)         -     (7,428)
                                                -------    -------    -------
 Balance at end of year                        $    242   $      -   $    242
                                                =======    =======    =======

 (1) Buy-here/pay-here beginning balance is as of August 25, 2006, the date of acquistion.


 NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2006           2005
                                                    --------       --------
      Land                                         $     715      $     672
      Buildings                                        1,002          1,002
      Furniture, fixtures, equipment and
        leasehold improvements                        62,611         46,870
                                                    --------       --------
                                                      64,328         48,544
                                                    --------       --------

      Less: accumulated depreciation                 (33,685)       (24,979)
                                                    --------       --------
                                                   $  30,643      $  23,565
                                                    ========       ========


 NOTE 7 - ACCRUED LIABILITIES

      Accrued liabilities consist of the following (in thousands):

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2006           2005
                                                    --------       --------
 Accrued compensation                              $   5,476      $   3,857
 Deferred revenue                                      4,102          3,306
 Third-party lending settlements payable               2,909          1,914
 Sales and property taxes payable                      1,289          1,284
 Money order and money transfer settlements payable      743            673
 Reserves for expected losses on outstanding CSO
   letters of credit                                     569            508
 Vehicle warranty reserve                                523              -
 Other                                                 2,365          2,180
                                                    --------       --------
                                                   $  17,976      $  13,722
                                                    ========       ========


 NOTE 8 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE

      The Company maintains a long-term line of credit with two commercial lenders ("the Credit Facility") which was amended during the third quarter of 2006 to increase the amount available under the line of credit from $25,000,000 to $50,000,000 and to extend the term of the facility until April 2009. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.3% at December 31, 2006) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2006, the Company had $8,000,000 outstanding under the Credit Facility and the Company had $42,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2006, and March 14, 2007. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

      At December 31, 2006, the Company has notes payable to individuals arising from the Auto Master acquisition which total $9,438,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest scheduled over the next four years. Of the $9,438,000 in notes payable, $2,250,000 is classified as a current liability and $7,188,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, is convertible after one year into 55,555 shares of the Company's common stock at a conversion price of $18.00 per share.


 NOTE 9 - INCOME TAXES

      Components of the provision for income taxes consist of the following (in thousands):

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
 Current:
   Federal                                     $ 16,012   $ 12,003   $  9,874
   State and foreign                              2,992      2,465        891
                                                -------    -------    -------
                                                 19,004     14,468     10,765
  Deferred                                       (1,148)      (173)     1,396
                                                -------    -------    -------
                                               $ 17,856   $ 14,295   $ 12,161
                                                =======    =======    =======

      The  principal  current  and   non-current  deferred  tax  assets   and
 liabilities consist of the following (in thousands):

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2006           2005
                                                    --------       --------
 Deferred tax assets:
   Inventory tax-basis difference                  $   1,385      $   1,291
   Foreign tax credits                                 2,580          1,146
   Other                                               1,566            701
                                                    --------       --------
     Total deferred tax assets                         5,531          3,138
                                                    --------       --------
 Deferred tax liabilities:
   Intangible asset amortization                       9,984          8,655
   Depreciation                                          745            872
   State income taxes, net                               324            386
   Other                                                 508            404
                                                    --------       --------
     Total deferred tax liabilities                   11,561         10,317
                                                    --------       --------

 Net deferred tax liablities                           6,030          7,179
                                                    ========       ========
 Reported as:
   Other current assets                                2,267          1,437
   Non-current liabilities - deferred income taxes    (8,297)        (8,616)
                                                    --------       --------
     Total deferred tax liabilities                $   6,030      $   7,179
                                                    ========       ========

      The provision for income taxes differs from the amounts determined by applying the expected federal statutory tax rate to income before income taxes. The following is a reconciliation of such differences (in thousands):

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
 Tax at the federal statuatory rate            $ 17,360   $ 13,887   $ 11,175
 State and foreign income taxes, net of
   federal tax benefit for state taxes of
   $396, $312 and $220, respectively, and
   foreign tax credits of $1,861, $1,574
   and $83, respectively                            735        579        588
 Other, net                                        (239)      (171)       398
                                                -------    -------    -------
                                               $ 17,856   $ 14,295   $ 12,161
                                                =======    =======    =======


 NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Leases - The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases, including Cash & Go, Ltd., are as follows (in thousands):

   Fiscal
   ------
    2007                                          $  17,582
    2008                                             15,014
    2009                                             11,780
    2010                                              8,808
    2011                                              4,593
    Thereafter                                        4,811
                                                   --------
                                                  $  62,588
                                                   ========

      Rent  expense  under  such  leases  was  $15,268,000,  $12,513,000  and
 $10,923,000  for  the  years  ended  December  31,  2006,  2005  and   2004,
 respectively.

      The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company's financial position, results of operations, or cash flows.

      Guarantees - First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, offers a fee-based credit services program ("CSO program") to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $50 to $1,000, have terms of 7 to 35 days and bear interest at a rate of less than 10% on an annualized basis.

      These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2006 was $14,239,000 compared to $11,969,000 at December 31, 2005. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.


 NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Management does not believe any of these assets have been impaired at December 31, 2006. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Management has determined that goodwill has not been impaired at December 31, 2006.

      Changes in the carrying value of goodwill and other intangible assets were as follows (in thousands):

                                               Pawn and   Buy-Here/
                                                 Cash     Pay-Here
                                                Advance  Automotive    Total
                                                -------  ----------   -------
 December 31, 2006
 -----------------
   Balance, beginning of year,
     net of amortization of $8,461             $ 53,237   $      -   $ 53,237
       Acquisitions, net of amortization
         of $112                                      -     19,307     19,307
       Adjustments                                    -          -          -
                                                -------    -------    -------
         Balance, end of year                  $ 53,237   $ 19,307   $ 72,544
                                                =======    =======    =======
 December 31, 2005
 -----------------
   Balance, beginning of year,
     net of amortization of $8,461             $ 53,237   $      -   $ 53,237
       Acquisitions                                   -          -          -
       Adjustments                                    -          -          -
                                                -------    -------    -------
         Balance, end of year                  $ 53,237   $      -   $ 53,237
                                                =======    =======    =======

      Acquired intangible assets that are subject to amortization were as follows (in thousands):

                               2006                         2005
                    ----------------------------   --------------------------
                            Accumulated                  Accumulated
                     Cost   Depreciation   Net     Cost  Depreciation   Net
                    ------  ------------  ------   ----  ------------  ------
 Customer
   relationships   $ 1,423    $  (112)   $ 1,311  $   -     $     -    $    -

      Customer relationships are generally amortized over six years based on the pattern of economic benefits provided. At December 31, 2006, the trade name obtained in the acquisition of Auto Master, valued at $4,360,000, was not subject to amortization.

      Amortization expense for acquired intangible assets was $112,000 and $0
 for Fiscal  2006  and 2005,  respectively.   Estimated  future  amortization
 expense is approximately $200,000 annually over the next five years.


 NOTE 12 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

      The Company has adopted equity compensation plans to attract and retain executives, directors and key employees. Under these plans, including the board-approved 1990 Stock Option Plan, the shareholder-approved 1999 Stock Option Plan and the shareholder-approved 2004 Long-Term Incentive Plan (collectively described as the "Plans"), it has granted qualified and non-qualified stock options to officers, directors and other key employees. In addition, the Company has previously issued warrants to purchase shares of common stock to certain key members of management, directors and other third parties.

      At December 31, 2006, 374,000 shares were reserved for future grants under the Plans. Historically, stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option and warrant exercises.

      Options and warrants outstanding as of December 31, 2006, are as follows (in thousands, except exercise price and life):

           Ranges of     Total Warrants    Weighted-Average     Currently
        Exercise Prices    and Options      Remaining Life     Exercisable
        ---------------    -----------      --------------     -----------
        $ 0.67 - $ 5.00       1,259               5.4             1,088
        $ 5.01 - $10.00         448               7.0               448
        $10.01 - $15.00       1,325               8.4             1,325
        $15.01 - $20.00       1,997               8.6             1,912
        $20.01 - $22.00           4               9.9                 -
                             ------                              ------
                              5,033                               4,773
                             ======                              ======

       A summary of stock option and warrant activity for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except exercise price):

                       2006                  2005                  2004
              --------------------- --------------------- ---------------------
                          Weighted-             Weighted-             Weighted-
                           Average               Average               Average
              Underlying  Exercise  Underlying  Exercise  Underlying  Exercise
                Shares      Price     Shares      Price     Shares      Price
                ------      -----     ------      -----     ------      -----
 Outstanding
   at beginning
   of year       6,631     $12.04      3,367     $ 4.87      5,543     $ 3.33

 Granted            89      20.09      5,858      19.14        910       9.67
 Exercised      (1,438)      9.43       (677)      3.87     (3,086)      3.52
 Canceled or
   forfeited      (249)     19.11     (1,917)     24.01          -          -
                ------                ------                ------
 Outstanding
   at end
   of year       5,033      12.58      6,631      12.04      3,367       4.87
                ======                ======                ======

 Exercisable
   at end
   of year       4,773     $12.13      6,243     $12.47      2,790     $ 4.71
                ======                ======                ======

      The tax benefit realized from share options exercised during the year ended December 31, 2006 was $4,744,000. At December 31, 2006, the aggregate intrinsic value for the options outstanding was $66,863,000, of which $62,421,000 million was exercisable at the end of the year.

      The total intrinsic value of options and warrants exercised for Fiscal 2006, 2005 and 2004 was $13,829,000 $5,870,000 and $24,640,000,
 respectively. The aggregate intrinsic value reflects the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all option and warrant holders exercised their options and warrants on December 31, 2006, 2005 and 2004, respectively. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The Company typically issues shares of common stock to satisfy option and warrant exercises.

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

      Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant-date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations of future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. The Company records share-based compensation cost as an administrative expense. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

      The Company's income before income taxes and net income for Fiscal 2006 were approximately $583,000 and $379,000, respectively, less than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25. Basic and diluted net income per share for Fiscal 2006 would have each increased by $0.01, to $1.02 and $0.98, respectively, if the Company had not adopted SFAS 123(R). SFAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS 123(R), such excess tax benefits were presented as operating cash flows. Accordingly, $4,744,000 of excess tax benefits has been classified as a financing cash inflow in the Fiscal 2006 Consolidated Statement of Cash Flows. For Fiscal 2005 and 2004, such excess tax benefits amounted to $2,066,000 and $8,736,000, respectively, and were classified as an operating activity cash inflow. As of December 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $556,000, and is expected to be recognized over the weighted-average period of 2.2 years.

      Stock options and warrants granted prior to January 1, 2006 were either fully vested and exercisable on the grant date, or vested and become exercisable ratably over a five year period beginning five years from the date of grant. In addition, certain options granted prior to January 1, 2006 included accelerated vesting provisions. As of December 31, 2006, there were no outstanding, unvested options with accelerated vesting features. Of the total share-based compensation expense (before tax benefit) of $583,000 for Fiscal 2006, approximately $490,000 related to accelerated vesting of previously issued options as a result of an increase in the market value of the Company's common stock during the first quarter of 2006.

      Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation plans under the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations. If compensation cost for stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) recognized over the vesting period in accordance with SFAS 123, pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                    -----------------------
                                                     2005            2004
                                                    --------       --------
 Net income, as reported                           $  25,383      $  20,706
 Less:  Pro forma stock-based employee
   compensation determined under the fair
   value requirements of SFAS 123, net of
   income tax benefits                                11,178          2,716
                                                    --------       --------
 Adjusted net income                               $  14,205      $  17,990
                                                    ========       ========
 Earnings per share:
   Basic, as reported                              $    0.81      $    0.66
                                                    ========       ========
   Basic, adjusted                                 $    0.45      $    0.57
                                                    ========       ========

   Diluted, as reported                            $    0.76      $    0.61
                                                    ========       ========
   Diluted, adjusted                               $    0.43      $    0.53
                                                    ========       ========

      The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                Year Ended December 31,
                                          -----------------------------------
                                            2006          2005          2004
                                          -------       -------       -------
  Dividend yield                              -             -             -
  Volatility                               32.5 %        44.1 %        52.7 %
  Risk-free interest rate                   4.0 %         3.5 %         3.5 %
  Expected term of options               6.8 years     4.4 years     5.5 years
  Weighted-average fair value
    of options granted                     $ 6.79        $ 3.72        $ 3.69


 NOTE 13 - FIRST CASH 401(k) PROFIT SHARING PLAN

      The First Cash 401(k) Profit Sharing Plan (the "Plan") is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for one year or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 3% at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Contributions made to participants' accounts become fully vested upon completion of six years of service. The total Company matching contributions to the Plan were $279,000, $257,000 and $250,000 for the years ended December 31, 2006, 2005 and 2004, respectively.


 NOTE 14 - OPERATING SEGEMENT INFORMATION

      The Company manages its business on the basis of two reportable segments: the pawn and cash advance segment and the buy-here/pay-here automotive segment. There are no intersegmental sales and each segment is supervised separately. The following tables detail revenues, cost of revenues, net revenues, certain expenses, expenditures on property and equipment and total assets by operating segment for Fiscal 2006, 2005 and 2004 (in thousands):

                                               Pawn and   Buy-Here/
                                                 Cash     Pay-Here
                                                Advance  Automotive    Total
                                                -------  ----------   -------
 Year Ended December 31, 2006
 ----------------------------
 Revenues:
   Merchandise sales                           $126,436   $ 23,037   $149,473
   Finance and service charges                  114,839      1,348    116,187
   Other                                          3,981         81      4,062
                                                -------    -------    -------
                                                245,256     24,466    269,722
                                                -------    -------    -------
 Cost of revenues:
   Cost of goods sold                            73,731     10,498     84,229
   Credit loss provision                         15,326      6,137     21,463
    Other                                           440          -        440
                                                -------    -------    -------
                                                 89,497     16,635    106,132
                                                -------    -------    -------

 Net revenues                                   155,759      7,831    163,590
                                                -------    -------    -------
 Expenses and other income:
   Store operating expenses                      78,228      2,861     81,089
   Store depreciation and amortization            7,163         17      7,180
                                                -------    -------    -------
                                                 85,391      2,878     88,269
                                                -------    -------    -------

 Net store contribution                        $ 70,368   $  4,953   $ 75,321
                                                =======    =======    =======

 Expenditures on property and equipment        $ 14,512   $    204   $ 14,716
                                                =======    =======    =======
 As of December 31, 2006
 -----------------------
 Total assets                                  $195,478   $ 38,364   $233,842
                                                =======    =======    =======


                                               Pawn and   Buy-Here/
                                                 Cash     Pay-Here
                                                Advance  Automotive    Total
                                                -------  ----------   -------
 Year Ended December 31, 2005
 ----------------------------
 Revenues:
   Merchandise sales                           $102,139   $      -   $102,139
   Finance and service charges                  101,701          -    101,701
   Other                                          3,935          -      3,935
                                                -------    -------    -------
                                                207,775          -    207,775
                                                -------    -------    -------
 Cost of revenues:
   Cost of goods sold                            61,659          -     61,659
   Credit loss provision                         13,808          -     13,808
   Other                                            301          -        301
                                                -------    -------    -------
                                                 75,768          -     75,768
                                                -------    -------    -------

 Net revenues                                   132,007          -    132,007
                                                -------    -------    -------
 Expenses and other income:
   Store operating expenses                      67,430          -     67,430
   Store depreciation and amortization            5,206          -      5,206
                                                -------    -------    -------
                                                 72,636          -     72,636
                                                -------    -------    -------

 Net store contribution                        $ 59,371   $      -   $ 59,371
                                                =======    =======    =======

 Expenditures on property and equipment        $ 11,993   $      -   $ 11,993
                                                =======    =======    =======
 As of December 31, 2005
 -----------------------
 Total assets                                  $185,954   $      -   $185,954
                                                =======    =======    =======


                                               Pawn and   Buy-Here/
                                                 Cash     Pay-Here
                                                Advance  Automotive    Total
                                                -------  ----------   -------
 Year Ended December 31, 2004
 ----------------------------
 Revenues:
   Merchandise sales                           $ 86,745   $      -   $ 86,745
   Finance and service charges                   88,786          -     88,786
   Other                                          4,282          -      4,282
                                                -------    -------    -------
                                                179,813          -    179,813
                                                -------    -------    -------
 Cost of revenues:
   Cost of goods sold                            52,056          -     52,056
   Credit loss provision                         11,559          -     11,559
   Other                                            252          -        252
                                                -------    -------    -------
                                                 63,867          -     63,867
                                                -------    -------    -------

 Net revenues                                   115,946          -    115,946
                                                -------    -------    -------
 Expenses and other income:
   Store operating expenses                      61,063          -     61,063
   Store depreciation and amortization            3,849          -      3,849
                                                -------    -------    -------
                                                 64,912          -     64,912
                                                -------    -------    -------

 Net store contribution                        $ 51,034   $      -   $ 51,034
                                                =======    =======    =======

 Expenditures on property and equipment        $ 7,131    $      -   $  7,131
                                                =======    =======    =======
 As of December 31, 2004
 -----------------------
 Total assets                                  $162,343   $      -   $162,343
                                                =======    =======    =======

      The following table reconciles net store contribution, as presented above, to net income for each period presented (in thousands):

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------

 Total net store contibution for reportable
   segments                                    $ 75,321   $ 59,371   $ 51,034
 Administrative depreciation and amortization      (861)      (598)      (324)
 Administrative expenses                        (24,671)   (19,412)   (17,837)
 Interest expense                                  (916)         -        (73)
 Interest income                                    727        317         67
 Provision for income taxes                     (17,856)   (14,295)   (12,161)
                                                -------    -------    -------
 Net income                                    $ 31,744   $ 25,383   $ 20,706
                                                =======    =======    =======


 NOTE 15 - GEOGRAPHIC AREAS

      The following table shows revenues, selected current assets and long-lived assets (all non-current assets except goodwill) by geographic area (in thousands):

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2006       2005       2004
                                                -------    -------    -------
  Revenues:
    United States                              $193,895   $154,649   $145,386
    Mexico                                       75,827     53,126     34,427
                                                -------    -------    -------
                                               $ 269,722  $207,775   $179,813
                                                =======    =======    =======
  Customer receivables:
    United States                              $ 63,155   $ 25,091   $ 32,172
    Mexico                                       11,109      8,711      6,722
                                                -------    -------    -------
                                               $ 74,264   $ 33,802   $ 38,894
                                                =======    =======    =======
  Inventories:
    United States                              $ 20,002   $ 14,751   $ 13,393
    Mexico                                        8,759      7,236      4,251
                                                -------    -------    -------
                                               $ 28,761   $ 21,987   $ 17,644
                                                =======    =======    =======
  Long-lived assets:
    United States                              $ 16,804   $ 13,689   $ 11,183
    Mexico                                       15,067     10,892      6,992
                                                -------    -------    -------
                                               $ 31,871   $ 24,581   $ 18,175
                                                =======    =======    =======


 NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2006 and 2005, are set forth below. The Company's operations are subject to seasonal fluctuations.

                                             Quarter Ended
                            ------------------------------------------------
                            March 31     June 30   September 30  December 31
                            --------     -------   ------------  -----------
 2006
 ----
 Total revenues             $ 55,700     $ 56,375     $ 69,472     $ 88,175
 Cost of revenues             18,394       20,868       27,692       39,178
 Net revenues                 37,306       35,507       41,780       48,997
 Total expenses and
   other income               25,309       25,278       29,285       34,118
 Net income                    7,622        6,495        7,935        9,692
 Diluted net income
   per share                    0.23         0.20         0.25         0.30
 Diluted weighted
   average shares             33,797       33,209       32,283       32,785

 2005
 ----
 Total revenues             $ 46,999     $ 46,328     $ 54,307     $ 60,141
 Cost of revenues             16,257       16,446       19,964       23,101
 Net revenues                 30,742       29,882       34,343       37,040
 Total expenses and
   other income               21,185       21,656       24,312       25,176
 Net income                    6,069        5,223        6,370        7,721
 Diluted net income
   per share                    0.18         0.16         0.19         0.23
 Diluted weighted
   average shares             34,025       32,834       32,866       33,174