Form 10-Q
period 2007-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2007-05-10
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-19133

FIRST CASH FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization) 690 East Lamar Blvd., Suite 400 Arlington, Texas (Address of principal executive offices)	75-2237318 IRS Employer Identification No.) 76011 (Zip Code)

Registrant's telephone number, including area code: (817) 460-3947

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   Large accelerated filer [    ]   Accelerated filer [ X ]   Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No  X

As of May 8, 2007 there were 32,424,504 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,		December 31,
	2007	2006	2006
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$12,178	$56,367	$15,535
Finance and service charges receivable	5,103	3,934	4,966
Customer receivables, net of allowances of $6,217, $171
and $5,867, respectively	61,571	31,342	60,251
Inventories	30,048	20,701	28,761
Prepaid expenses and other current assets	6,374	4,487	5,901

Total current assets	115,274	116,831	115,414

Customer receivables with long-term maturities, net of
allowance of $5,888, $0 and $3,895, respectively	20,709	-	14,013
Property and equipment, net	32,821	25,380	30,643
Goodwill and other intangible assets, net	72,518	53,237	72,544
Other	1,229	1,090	1,228

Total assets	$242,551	$196,538	$233,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$2,250	$-	$2,250
Accounts payable	2,037	1,211	1,535
Accrued liabilities	18,554	10,443	17,976

Total current liabilities	22,841	11,654	21,761

Revolving credit facility	4,900	-	8,000
Notes payable, net of current portion	6,625	-	7,188
Deferred income taxes payable	8,218	8,826	8,297

Total liabilities	42,584	20,480	45,246

Stockholders' equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized	-	-	-
Common stock; $.01 par value; 90,000,000 shares authorized	354	345	353
Additional paid-in capital	103,040	88,788	101,949
Retained earnings	144,846	110,445	134,567
Common stock held in treasury	(48,273)	(23,520)	(48,273)

Total stockholders' equity	199,967	176,058	188,596

Total liabilities and stockholders' equity	$242,551	$196,538	$233,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$57,234	$29,509
Finance and service charges	31,719	25,106
Other	1,207	1,085

	90,160	55,700

Cost of revenues:
Cost of goods sold	30,166	17,516
Credit loss provision	9,230	784
Other	108	94

	39,504	18,394

Net revenues	50,656	37,306

Expenses and other income:
Store operating expenses	24,202	18,119
Administrative expenses	7,457	5,706
Depreciation	2,426	1,705
Amortization	26	-
Interest expense	342	-
Interest income	(20)	(221)

	34,433	25,309

Income before income taxes	16,223	11,997
Provision for income taxes	5,944	4,375

Net income	$10,279	$7,622

Net income per share:
Basic	$0.32	$0.24

Diluted	$0.31	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$10,279	$7,622
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,452	1,705
Share-based compensation	40	506
Non-cash portion of credit loss provision	7,458	416
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(14,564)	-
Finance and service fees receivable	(137)	242
Inventories	(1,867)	450
Prepaid expenses and other assets	(723)	1,053
Accounts payable and accrued liabilities	(3,258)	(3,912)
Current and deferred income taxes	4,508	962

Net cash flows from operating activities	4,188	9,044

Cash flows from investing activities:
Pawn customer receivables	(685)	1,407
Cash advance customer receivables	355	1,473
Purchases of property and equipment	(4,604)	(3,520)

Net cash flows from investing activities	(4,934)	(640)

Cash flows from financing activities:
Proceeds from debt	18,700	-
Payments of debt	(22,363)	-
Proceeds from exercise of stock options and warrants	613	3,110
Stock option and warrant income tax benefit	439	2,112

Net cash flows from financing activities	(2,611)	5,222

Change in cash and cash equivalents	(3,357)	13,626
Cash and cash equivalents at beginning of the period	15,535	42,741

Cash and cash equivalents at end of the period	$12,178	$56,367

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$354	$-

Income taxes	$1,440	$1,232

Supplemental disclosure of non-cash operating activity:
Inventory acquired in reposession	$290	$-

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled
through forfeitures of collateral transferred to inventories	$12,031	$10,550

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

On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). Accordingly, the Consolidated Balance Sheets include the accounts of Auto Master as of March 31, 2007 and December 31, 2006 and the Consolidated Statements of Income include the results of Auto Master for the period January 1, 2007 through March 31, 2007. All significant intercompany accounts and transactions have been eliminated.

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2006 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Stock Split

In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006. Common stock and all share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income for calculating basic
and diluted earnings per share	$10,279	$7,622

Denominator:
Weighted-average common shares for
calculating basic earnings per share	32,138	31,846
Effect of dilutive securities:
Convertible notes payable	56	-
Stock options and warrants	1,403	1,951
Weighted-average common shares for
calculating diluted earnings per share	33,597	33,797

Basic earnings per share	$0.32	$0.24
Diluted earnings per share	$0.31	$0.23

Note 4 - Share-Based Compensation Expense

The Company's income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R) (in thousands):

	Three Months Ended March 31,
	2007	2006

Gross share-based compensation cost	$40	$506
Income tax benefit	(15)	(185)
Share-based compensation cost, net of tax benefit	$25	$321

Note 5 - Guarantees

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

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of March 31, 2007 was $10,676,000 compared to $8,535,000 at March 31, 2006. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. FCC is entitled to seek recovery directly from its customers the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 6 - Acquisition

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

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. The total amount of goodwill and identified intangible assets of $19.4 million is expected to be deductible for tax purposes. The results of operations of the acquired companies are included in the consolidated financial statements from its date of acquisition.

The allocation of the purchase price is as follows (in thousands):

Cash	$7
Customer receivables	28,531
Inventory	2,578
Other current assets	36
Property, plant and equipment	297
Customer relationships	1,423
Trade name	4,360
Goodwill	13,637
Current liabilities	(2,719)
Debt	(14,490)
Purchase price	$33,660

The following unaudited pro forma information presents the Company's net sales, net earnings, and diluted earnings per share as if the Auto Master acquisition had occurred on January 1, 2006 or 2005 (in thousands, except per share amounts):

	Pro Forma
	Three Months Ended March 31,	Twelve Months Ended December 31,
	2006	2006	2005

Net sales	$45,590	$183,048	$156,532

Net income	$9,516	$35,535	$29,069

Diluted earnings per share	$0.28	$1.08	$0.87

Pro forma adjustments have been made to reflect depreciation and amortization using the asset values after applying purchase accounting adjustments, interest expense on borrowings used to finance the acquisition and income taxes.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the years presented. This information is also not indicative of future results and does not reflect potential synergies, integration costs or other such costs or savings.

Note 7 - Operating Segment Information

The Company manages its business on the basis of two reportable segments: the pawn and cash advance segment and the buy-here/pay-here automotive segment. There are no intersegmental sales and each segment is managed separately. The following tables detail selected balance sheet information regarding the operating segments as of March 31, 2007 and March 31, 2006 (amounts shown in thousands):

	Pawn and	Buy-Here/
	Cash	Pay-Here
	Advance	Automotive	Consolidated
March 31, 2007
Service fees receivable	$4,946	$157	$5,103
Customer receivables, with current and
long-term maturities, net of allowances	40,410	41,870	82,280
Inventories	23,675	6,373	30,048
Total assets	193,269	49,282	242,551

March 31, 2006
Service fees receivable	$3,934	$-	$3,934
Customer receivables, with current and
long-term maturities, net of allowances	31,342	-	31,342
Inventories	20,701	-	20,701
Total assets	196,538	-	196,538

The following tables detail revenues, cost of revenues, net revenues and certain expenses by operating segment for the three months ended March 31, 2007 and March 31, 2006 (amounts shown in thousands):
	Pawn and	Buy-Here/
	Cash	Pay-Here
	Advance	Automotive	Total
Three Months Ended March 31, 2007

Revenues:
Merchandise sales	$34,445	$22,789	$57,234
Finance and service charges	30,345	1,374	31,719
Other	1,162	45	1,207

	65,952	24,208	90,160

Cost of revenues:
Cost of goods sold	20,158	10,008	30,166
Credit loss provision	2,531	6,699	9,230
Other	108	-	108

	22,797	16,707	39,504

Net revenues	43,155	7,501	50,656

Expenses and other income:
Store operating expenses	21,809	2,393	24,202
Store depreciation and amortization	2,172	20	2,192

	23,981	2,413	26,394

Net store contribution	$19,174	$5,088	$24,262

Expenditures on property and equipment	$3,699	$905	$4,604

Three Months Ended March 31, 2006

Revenues:
Merchandise sales	$29,509	$-	$29,509
Finance and service charges	25,106	-	25,106
Other	1,085	-	1,085

	55,700	-	55,700

Cost of revenues:
Cost of goods sold	17,516	-	17,516
Credit loss provision	784	-	784
Other	94	-	94

	18,394	-	18,394

Net revenues	37,306	-	37,306

Expenses and other income:
Store operating expenses	18,119	-	18,119
Store depreciation and amortization	1,541	-	1,541

	19,660	-	19,660

Net store contribution	$17,646	$-	$17,646

Expenditures on property and equipment	$3,520	$-	$3,520

The following table reconciles net store contribution, as presented above, to income before income taxes for each period presented (amounts shown in thousands):
	Three Months Ended March 31,
	2007	2006

Total net store contribution for reportable segments	$24,262	$17,646
Administrative depreciation and amortization	(260)	(164)
Administrative expenses (1)	(7,457)	(5,706)
Interest expense	(342)	-
Interest income	20	221
Income before income taxes	$16,223	$11,997

(1) Administrative expenses are comprised of all operating expenses, except for interest, depreciation and amortization, incurred by the Company that are not allocable to specific stores. It is the Company's policy not to allocate such administrative expenses to specific stores or operating segments.

Note 8 - Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on penalties and interest related to income taxes and requires increased disclosures. Interest and penalties related to income tax liabilities that could arise subsequent to the adoption of FIN 48 would be classified as interest expense in the Consolidated Statements of Income.

As of January 1, 2007 and March 31, 2007, the Company did not have unrecognized tax benefits on the balance sheet and therefore, the Company did not have a liability for accrued interest and penalties. The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2003 with the exception of two states. With respect to Mexico, the years prior to 2001 are closed to examination. The Company does not currently have any federal, foreign or state income tax returns under examination. The Company does not believe that its unrecognized tax benefits will significantly change over the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's pawn revenues are derived primarily from service fees on pawns and merchandise sales of forfeited pawn collateral. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company's cash advance revenues are derived primarily from fees on cash advances and credit services fees. The Company recognizes service fee income on cash advances on a constant-yield basis over the life of the advance, which is generally thirty-one days or less. The net defaults on cash advances and changes in the cash advance valuation reserve are charged to the cash advance loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses.

First Cash Credit, Ltd., ("FCC") a wholly-owned subsidiary of the Company, offers a fee-based credit services organization program ("CSO program") to assist customers in all of the Company's Texas locations in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees, which are collected from the customer at the inception of the loan, ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for collected, but unearned, credit services fees received from its customers and the estimated fair value of the liability under the letters of credit.

The Company's buy-here/pay-here automotive revenues are derived primarily from the sale of used vehicles and the finance charges from related vehicle financing contracts. Revenues from the sale of used vehicles are recognized when the sales contract and related finance agreement is signed and the customer has taken possession of the vehicle. Interest income is recognized on all active finance receivable accounts on a constant-yield basis. Late payment fees are recognized when collected and are included in revenue. The Company maintains an allowance for credit losses, on an aggregate basis, at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses.

OPERATIONS AND LOCATIONS

As of March 31, 2007, the Company had 429 locations in thirteen U.S. states and nine states in Mexico, which represents a 23% increase over the 348 locations open at March 31, 2006. A total of 23 new retail locations were opened during the first quarter of 2007. The openings were a combination of cash advance stores, pawn stores and Auto Master buy-here/pay-here dealerships.

The Company's 50% owned joint venture, Cash & Go, Ltd., operates a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. No kiosks were opened, and one kiosk was closed during the three-month period ended March 31, 2007.

While the Company has had significant increases in revenues due to new store openings and acquisitions in 2007 and 2006, the Company has also incurred increases in operating expenses attributable to the additional locations. Operating expenses consist of all items directly related to the operation of the Company's stores and dealerships, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collections operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2006 Annual Report on Form 10-K.

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

Recent accounting pronouncements - In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. Effective January 1, 2007, the Company adopted FIN 48, as described in Note 8, "Income Taxes."

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. No additional disclosures will be required since the Company presents revenues net of any taxes collected from customers.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material effect on the Company's consolidated financial position or results of operations but anticipates additional disclosures when it becomes effective.

RESULTS OF OPERATIONS

Three months ended March 31, 2007, compared to the three months ended March 31, 2006

The following table (amounts shown in thousands) details the components of revenues for the three months ended March 31, 2007 (the "First Quarter of 2007"), as compared to the three months ended March 31, 2006 (the "First Quarter of 2006"):

	Three Months Ended March 31,
	2007	2006	Increase/(Decrease)
Domestic revenues:
Pawn retail merchandise sales	$16,390	$15,816	$574	4%
Pawn scrap jewelry sales	3,850	2,320	1,530	66%
Pawn service charges	7,757	6,746	1,011	15%
Cash advance and credit services fees	16,959	14,040	2,919	21%
Buy-here/pay-here retail automobile sales	22,372	-	22,372	-
Buy-here/pay-here wholesale automobile sales	417	-	417	-
Buy-here/pay-here finance charges	1,374	-	1,374	-
Other	1,207	1,085	122	11%

	$70,326	$40,007	$30,319	76%

Foreign revenues:
Pawn retail merchandise sales	$9,804	$6,786	$3,018	44%
Pawn scrap jewelry sales	4,401	4,587	(186)	(4)%
Pawn service charges	5,629	4,320	1,309	30%

	$19,834	$15,693	$4,141	26%

Total revenues:
Pawn retail merchandise sales	$26,194	$22,602	$3,592	16%
Pawn scrap jewelry sales	8,251	6,907	1,344	19%
Pawn service charges	13,386	11,066	2,320	21%
Cash advance and credit services fees	16,959	14,040	2,919	21%
Buy-here/pay-here retail automobile sales	22,372	-	22,372	-
Buy-here/pay-here wholesale automobile sales	417	-	417	-
Buy-here/pay-here finance charges	1,374	-	1,374	-
Other	1,207	1,085	122	11%

	$90,160	$55,700	$34,460	62%

Year-over-year revenue increases for pawn retail merchandise sales, pawn scrap jewelry sales, pawn service fees, cash advance/credit services fees and other revenues were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the First Quarter of both 2007 and 2006) increased 11% or $6,052,000 for the First Quarter of 2007 as compared to the same quarter last year. Revenues generated by the 42 new pawn stores and the 49 new cash advance stores opened since January 1, 2006 increased by $4,320,000, compared to the same quarter last year.

The consolidated increase in scrap jewelry sales during the First Quarter of 2007, as compared to the First Quarter of 2006, was primarily due to higher selling prices of gold in the First Quarter of 2007, compared to the prior-year quarter.

The Company acquired Auto Master on August 25, 2006, and accordingly, the buy-here/pay-here automotive revenues represent the results of the twelve Auto Master dealerships for the period January 1, 2007 through March 31, 2007. During this period, Auto Master sold approximately 2,200 vehicles to retail customers for an average selling price of $10,300 per vehicle.

The following table (amounts shown in thousands) details pawn receivables, cash advance receivables, active CSO loans outstanding from an independent third-party lender and buy-here/pay-here automotive receivables as of March 31, 2007, as compared to March 31, 2006:
	Balance at March 31,
	2007	2006	Increase/(Decrease)
Domestic customer receivables & CSO loans outstanding:
Pawn receivables	$19,612	$16,355	$3,257	20%
Cash advance receivables, net of allowance	6,396	4,599	1,797	39%
CSO loans held by independent third-party lender (1)	9,532	7,623	1,909	25%
Buy-here/pay-here receivables, with current and
long-term maturities, net of allowance	21,161	-	21,161	-

	56,701	28,577	28,124	98%

Foreign customer receivables:
Pawn receivables	14,402	10,388	4,014	39%

Total customer receivables and CSO loans outstanding:
Pawn receivables	34,014	26,743	7,271	27%
Cash advance receivables, net of allowance	6,396	4,599	1,797	39%
CSO loans held by independent third-party lender (1)	9,532	7,623	1,909	25%
Buy-here/pay-here receivables, with current and
long-term maturities, net of allowance	21,161	-	21,161	-

	$71,103	$38,965	$32,138	82%

(1) CSO loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet.

Of the $7,271,000 total increase in pawn receivables, $5,647,000 was attributable to growth at stores that were in operation as of March 31, 2007 and 2006, and $1,624,000 was attributable to the 33 new pawn stores opened since March 31, 2006. The Company's loss reserve on cash advance receivables increased from $171,000 at March 31, 2006, to $199,000 at March 31, 2007. The estimated fair value of the liabilities under the letters of credit, net of anticipated recoveries from customers, was $427,000 at March 31, 2007, compared to $363,000 at March 31, 2006, which is included as a component of the Company's accrued liabilities. The Company's loss reserve on buy-here/pay-here automotive receivables was $11,906,000 at March 31, 2007.

The gross profit margin on total pawn merchandise sales was 41.5% during the First Quarter of 2007, compared to 40.6% during the First Quarter of 2006, due to both increased retail margins and increased margins on scrap jewelry sales. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 44.0% during the First Quarter of 2007, compared to 43.3% in the First Quarter of 2006. Gross margins on sales of scrap jewelry increased from 31.8% in the First Quarter of 2006 to 33.5% in the First Quarter of 2007, due primarily to increased selling prices of scrap gold. The margin on buy-here/pay-here retail automobile sales, net of credit losses, was 28.1% for the First Quarter of 2007.

The Company's cash advance and credit services loss provision increased from 5.6% of cash advance and credit services fee revenues during the First Quarter of 2006 to 14.9% during the First Quarter of 2007. During the First Quarter of 2007, the Company sold certain bad debt portfolios generated from cash advances and credit services agreements for an aggregate price of $338,000, compared to proceeds of $1,095,000 for a similar transaction in the prior year quarter. The sales were recorded as credits to the cash advance and credit services loss provision. The comparable bad debt portfolio sales accounted for 580 basis points of the increase in the cash advance and credit services loss provision ratio. The remainder of the increase in the provision was related to an increased proportion of new stores, which typically have greater early credit losses and higher charge-offs associated with new customers and employees. The buy-here/pay-here automotive credit loss provision was $6,699,000 for the First Quarter of 2007, which represented 30% of retail automobile sales.

Pawn and cash advance store operating expenses increased 20% to $21,809,000 during the First Quarter of 2007, compared to $18,119,000 during the First Quarter of 2006, primarily as a result of the net addition of 89 pawn and check cashing/cash advance stores since January 1, 2006, which is a 27% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $2,393,000 for the First Quarter of 2007. Administrative expenses increased 31% to $7,457,000 during the First Quarter of 2007 compared to $5,706,000 during the First Quarter of 2006, which is primarily attributable to increased management and supervisory compensation expense and to additional administrative expenses related to new store openings and the Auto Master acquisition. The Company incurred interest expense on acquisition-related debt in the First Quarter of 2007 of $342,000. There was no debt outstanding during the First Quarter of 2006. Interest income decreased from $221,000 in the First Quarter of 2006 to $20,000 in the First Quarter of 2007 due primarily to lower levels of invested cash.

For the First Quarter of 2007 and 2006, the Company's effective federal income tax rates of 36.6% and 36.5%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company's primary sources of liquidity were $12,178,000 in cash and cash equivalents, $87,383,000 in receivables, $30,048,000 in inventories and $45,100,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $92,433,000 as of March 31, 2007, and total equity exceeded total liabilities by a ratio of 5 to 1. The Company's operations and store openings have been financed with funds generated primarily from operations.

The Company maintains the Credit Facility in the amount of $50,000,000 which matures in April 2009. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.3% at March 31, 2007) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At March 31, 2007, the Company had $4,900,000 outstanding under the Credit Facility and $45,100,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2007, and May 8, 2007. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At March 31, 2007, the Company has notes payable to individuals arising from the Auto Master acquisition that total $8,875,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest. Of the $8,875,000 in notes payable, $2,250,000 is classified as a current liability, and $6,625,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, is convertible after one year into 55,555 shares of the Company's common stock at a conversion price of $18.00 per share.

The following table sets forth certain historical information with respect to the Company's statements of cash flows:

	Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$10,279	$7,622
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,452	1,705
Share-based compensation	40	506
Non-cash portion of credit loss provision	7,458	416
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(14,564)	-
Finance and service fees receivable	(137)	242
Inventories	(1,867)	450
Prepaid expenses and other assets	(723)	1,053
Accounts payable and accrued liabilities	(3,258)	(3,912)
Current and deferred income taxes	4,508	962

Net cash flows from operating activities	4,188	9,044

Cash flows from investing activities:
Pawn customer receivables	(685)	1,407
Cash advance customer receivables	355	1,473
Purchases of property and equipment	(4,604)	(3,520)

Net cash flows from investing activities	(4,934)	(640)

Cash flows from financing activities:
Proceeds from debt	18,700	-
Payments of debt	(22,363)	-
Proceeds from exercise of stock options and warrants	613	3,110
Stock option and warrant income tax benefit	439	2,112

Net cash flows from financing activities	(2,611)	5,222

Change in cash and cash equivalents	(3,357)	13,626
Cash and cash equivalents at beginning of the period	15,535	42,741

Cash and cash equivalents at end of the period	$12,178	$56,367

During fiscal 2006, the Company utilized excess cash flows to repurchase approximately $24,753,000 of common stock for a total of 1,262,000 shares under two repurchase authorizations. There were no shares repurchased during the First Quarter of 2007 or 2006.

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

Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations for fiscal 2007. The Company anticipates capital expenditures will range from $13.5 million to $15.0 million for the remainder of 2007. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

The Company currently intends to continue to engage in a plan of expansion primarily through new store openings. During fiscal 2007, the Company currently plans to open approximately 75 to 80 pawn and cash advance locations and 3 to 5 Auto Master dealerships. All capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded primarily through operating cash flows. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the twelve month period ended March 31, 2007 totaled $63,346,000, an increase of 32% compared to $47,881,000 for the twelve month period ended March 31, 2006. The EBITDA margin (EBITDA as a percentage of revenues) for the twelve month period ended March 31, 2007 was 21%, compared to 22% for the prior year period.

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

The following table provides a reconciliation of net income to EBITDA (in thousands):

	Twelve Months Ended
	March 31,
	2007	2006

Net income	$34,401	$26,936
Adjustments:
Interest expense	1,258	-
Interest income	(526)	(454)
Income taxes	19,425	15,182
Depreciation and amortization	8,788	6,217
Earnings before interest, income taxes, depreciation and amortization	$63,346	$47,881

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, earnings growth, expansion strategies, store and dealership openings, future liquidity, cash flows, consumer demand for the Company's products and services, competition, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, changes in credit markets, credit losses, changes or increases in competition, the ability to locate, open and staff new stores and dealerships, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization in Texas, new legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting cash advance businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are further and more completely described in the Company's 2006 Annual Report on Form 10-K (see "Item 1A. Risk Factors").

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, cash advance lending, credit services and buy-here/pay-here automotive retailing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. In many jurisdictions, the Company must obtain and maintain regulatory operating licenses. In addition, many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. federal and state regulations relating to the reporting and recording of certain currency transactions. The Company's pawnshop operations in Mexico are also subject to, and must comply with pawnshop and other general business, tax, employment and consumer protection regulations from various federal, state and local governmental agencies in Mexico.

Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report of Form 10-K for the year ended December 31, 2006. In 2006, the State of Oregon enacted legislation that provides for significantly more restrictive regulation of the short-term advance industry beginning in July 2007. The implementation of these more restrictive regulations, as currently enacted, is expected to have a significant negative effect on the Company's cash advance revenues in Oregon, beginning in July 2007, where the Company currently has seven cash advance locations. During 2006, the United States Congress enacted legislation that caps the annual percentage rate charged on loans made to active military personnel at 36%; this legislation becomes effective in October 2007. As of the date of this report, the 36% annual percentage rate cap applies to certain loan products, including cash advances and credit services. The Company does not have any cash advance or credit services products bearing an interest rate of 36% per annum or less, nor does the Company intend to develop any such product, as the Company believes the losses and servicing costs associated with lending to the Company's traditional customer base would exceed the revenue produced at that rate. The Company does not expect this new legislation to have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2006 Annual Report on Form 10-K. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

 There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company's 2006 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously reported in the Company's 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2007, through March 31, 2007, the Company issued 68,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $888,000 (including income tax benefit). During the period from January 1, 2007, through March 31, 2007, the Company issued 24,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $225,000 (including income tax benefit).

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

In June 2006, the Company's Board of Directors authorized an open-ended stock repurchase plan, with no dollar limitation, to permit future repurchases of up to 2,000,000 shares of First Cash's outstanding common stock. During the second quarter of 2006, the Company repurchased a total of 461,000 common shares under the new stock repurchase plan for an aggregate purchase price of $8,848,000 or $19.21 per share. There were no shares repurchased since the second quarter of 2006. There are 1,539,000 total remaining shares available for repurchase under the 2006-authorized plan.

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

Dated: May 8, 2007	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
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