Form 10-Q
period 2007-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2007-08-07
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, or

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

As of August 6, 2007 there were 31,370,418 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,		December 31,
	2007	2006	2006
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$18,779	$28,770	$15,535
Finance and service charges receivable	5,710	4,499	4,966
Customer receivables, net of allowances of $6,616,
$198 and $5,867, respectively	69,361	36,065	60,251
Inventories	32,168	21,439	28,761
Prepaid expenses and other current assets	8,634	6,651	5,901

Total current assets	134,652	97,424	115,414

Customer receivables with long-term maturities, net of
allowance of $6,769, $0 and $3,895, respectively	25,563	-	14,013
Property and equipment, net	38,988	27,004	30,643
Goodwill and other intangible assets, net	72,459	53,237	72,544
Other	1,322	1,132	1,228

Total assets	$272,984	$178,797	$233,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$2,250	$-	$2,250
Accounts payable	1,626	902	1,535
Accrued liabilities	16,269	10,725	17,976

Total current liabilities	20,145	11,627	21,761

Revolving credit facility	22,900	-	8,000
Notes payable, net of current portion	6,063	-	7,188
Deferred income taxes payable	8,138	9,035	8,297

Total liabilities	57,246	20,662	45,246

Stockholders' equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized	-	-	-
Common stock; $.01 par value; 90,000,000 shares authorized	358	345	353
Additional paid-in capital	109,922	89,123	101,949
Retained earnings	153,731	116,940	134,567
Common stock held in treasury	(48,273)	(48,273)	(48,273)

Total stockholders' equity	215,738	158,135	188,596

Total liabilities and stockholders' equity	$272,984	$178,797	$233,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
	(in thousands, except per share data)
Revenues:
Merchandise sales	$58,264	$29,353	$115,498	$58,862
Finance and service charges	33,431	26,100	65,150	51,206
Other	1,025	922	2,232	2,007

	92,720	56,375	182,880	112,075

Cost of revenues:
Cost of goods sold	30,898	17,017	61,064	34,533
Credit loss provision	12,364	3,755	21,594	4,539
Other	104	96	212	190

	43,366	20,868	82,870	39,262

Net revenues	49,354	35,507	100,010	72,813

Expenses and other income:
Store operating expenses	24,852	18,648	49,054	36,767
Administrative expenses	7,311	5,064	14,768	10,770
Depreciation	2,746	1,895	5,172	3,600
Amortization	59	-	85	-
Interest expense	367	-	709	-
Interest income	(18)	(329)	(38)	(550)

	35,317	25,278	69,750	50,587

Income before income taxes	14,037	10,229	30,260	22,226
Provision for income taxes	5,152	3,734	11,096	8,109

Net income	$8,885	$6,495	$19,164	$14,117

Net income per share:
Basic	$0.28	$0.20	$0.60	$0.44

Diluted	$0.27	$0.20	$0.58	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$19,164	$14,117
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,257	3,600
Share-based compensation expense	136	522
Non-cash portion of credit loss provision	16,389	494
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(30,306)	-
Finance and service fees receivable	(744)	(323)
Inventories	(1,573)	192
Prepaid expenses and other assets	(661)	(459)
Accounts payable and accrued liabilities	(1,616)	(2,533)
Current and deferred income taxes	(2,325)	(929)

Net cash flows from operating activities	3,721	14,681

Cash flows from investing activities:
Pawn customer receivables	(6,282)	(3,043)
Short-term loan customer receivables	(2,295)	642
Purchases of property and equipment	(13,517)	(7,039)

Net cash flows from investing activities	(22,094)	(9,440)

Cash flows from financing activities:
Proceeds from debt	37,200	-
Payments of debt	(23,425)	-
Purchase of treasury stock	-	(24,753)
Proceeds from exercise of stock options and warrants	5,789	3,284
Stock option and warrant income tax benefit	2,053	2,257

Net cash flows from financing activities	21,617	(19,212)

Change in cash and cash equivalents	3,244	(13,971)
Cash and cash equivalents at beginning of the period	15,535	42,741

Cash and cash equivalents at end of the period	$18,779	$28,770

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$694	$-

Income taxes	$3,560	$8,418

Supplemental disclosure of non-cash operating activity:
Inventory acquired in reposession	$1,042	$-

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$26,468	$22,090

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

On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). Accordingly, the Consolidated Balance Sheets include the accounts of Auto Master as of June 30, 2007 and December 31, 2006 and the Consolidated Statements of Income include the results of Auto Master for the period January 1, 2007 through June 30, 2007. All significant intercompany accounts and transactions have been eliminated.

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2006 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Stock Split

In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006. Common stock and all share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income for calculating basic
earnings per share	$8,885	$6,495	$19,164	$14,117
Interest on convertible note, net of taxes	11	-	22	-

Net income for calculating dilutive
earnings per share	$8,896	$6,495	$19,186	$14,117

Denominator:
Weighted-average common shares for
calculating basic earnings per share	32,004	31,758	31,862	31,802
Effect of dilutive securities:
Convertible notes payable	56	-	56	-
Stock options and warrants	1,353	1,451	1,378	1,356

Weighted-average common shares for
calculating diluted earnings per share	33,413	33,209	33,296	33,158

Basic earnings per share	$0.28	$0.20	$0.60	$0.44

Diluted earnings per share	$0.27	$0.20	$0.58	$0.43

Note 4 - Guarantees

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

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of June 30, 2007 was $12,700,000 compared to $11,529,000 at June 30, 2006. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. FCC is entitled to seek recovery, directly from its customers, any of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 5 - Operating Segment Information

The Company manages its business on the basis of two reportable segments: the pawn and short-term loan segment and the buy-here/pay-here automotive segment. There are no intersegmental sales and each segment is managed separately. The following tables detail selected balance sheet information regarding the operating segments as of June 30, 2007 and June 30, 2006 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Consolidated

June 30, 2007
Service fees receivable	$5,500	$210	$5,710
Customer receivables, with current and long-term
maturities, net of allowances	45,443	49,481	94,924
Inventories	26,272	5,896	32,168
Total assets	213,882	59,102	272,984

June 30, 2006
Service fees receivable	$4,499	$-	$4,499
Customer receivables, with current and long-term
maturities, net of allowances	36,065	-	36,065
Inventories	21,439	-	21,439
Total assets	178,797	-	178,797

The following tables detail revenues, cost of revenues, net revenues and certain expenses by operating segment for the three months ended June 30, 2007 and June 30, 2006 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total

Three Months Ended June 30, 2007

Revenues:
Merchandise sales	$34,003	$24,261	$58,264
Finance and service charges	31,662	1,769	33,431
Other	988	37	1,025

	66,653	26,067	92,720

Cost of revenues:
Cost of goods sold	19,961	10,937	30,898
Credit loss provision	4,985	7,379	12,364
Other	104	-	104

	25,050	18,316	43,366

Net revenues	41,603	7,751	49,354

Expenses and other income:
Store operating expenses	22,041	2,811	24,852
Store depreciation and amortization	2,436	16	2,452

	24,477	2,827	27,304

Net store contribution	$17,126	$4,924	$22,050

Expenditures on property and equipment	$6,647	$2,266	$8,913

Three Months Ended June 30, 2006

Revenues:
Merchandise sales	$29,353	$-	$29,353
Finance and service charges	26,100	-	26,100
Other	922	-	922

	56,375	-	56,375

Cost of revenues:
Cost of goods sold	17,017	-	17,017
Credit loss provision	3,755	-	3,755
Other	96	-	96

	20,868	-	20,868

Net revenues	35,507	-	35,507

Expenses and other income:
Store operating expenses	18,648	-	18,648
Store depreciation and amortization	1,718	-	1,718

	20,366	-	20,366

Net store contribution	$15,141	$-	$15,141

Expenditures on property and equipment	$3,519	$-	$3,519

The following tables detail revenues, cost of revenues, net revenues and certain expenses by operating segment for the six months ended June 30, 2007 and June 30, 2006 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total

Six Months Ended June 30, 2007

Revenues:
Merchandise sales	$68,448	$47,050	$115,498
Finance and service charges	62,007	3,143	65,150
Other	2,150	82	2,232

	132,605	50,275	182,880

Cost of revenues:
Cost of goods sold	40,119	20,945	61,064
Credit loss provision	7,516	14,078	21,594
Other	212	-	212

	47,847	35,023	82,870

Net revenues	84,758	15,252	100,010

Expenses and other income:
Store operating expenses	43,850	5,204	49,054
Store depreciation and amortization	4,608	36	4,644

	48,458	5,240	53,698

Net store contribution	$36,300	$10,012	$46,312

Expenditures on property and equipment	$10,346	$3,171	$13,517

Six Months Ended June 30, 2006

Revenues:
Merchandise sales	$58,862	$-	$58,862
Finance and service charges	51,206	-	51,206
Other	2,007	-	2,007

	112,075	-	112,075

Cost of revenues:
Cost of goods sold	34,533	-	34,533
Credit loss provision	4,539	-	4,539
Other	190	-	190

	39,262	-	39,262

Net revenues	72,813	-	72,813

Expenses and other income:
Store operating expenses	36,767	-	36,767
Store depreciation and amortization	3,259	-	3,259

	40,026	-	40,026

Net store contribution	$32,787	$-	$32,787

Expenditures on property and equipment	$7,039	$-	$7,039

The following table reconciles net store contribution, as presented above, to income before income taxes for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total net store contribution for reportable segments	$22,050	$15,141	$46,312	$32,787
Administrative depreciation and amortization	(353)	(177)	(613)	(341)
Administrative expenses (1)	(7,311)	(5,064)	(14,768)	(10,770)
Interest expense	(367)	-	(709)	-
Interest income	18	329	38	550

Income before income taxes	$14,037	$10,229	$30,260	$22,226

(1) Administrative expenses are comprised of all operating expenses, except for interest, depreciation and amortization, incurred by the Company that are not allocable to specific stores. It is the Company's policy not to allocate such administrative expenses to specific stores or operating segments.

Note 6 - Income Taxes

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

As of January 1, 2007 and June 30, 2007, the Company had no unrecognized tax benefits and therefore, the Company did not have a liability for accrued interest and penalties. The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2003 with the exception of two states. With respect to Mexico, the years prior to 2002 are closed to examination. The Company does not currently have any federal, foreign or state income tax returns under examination. The Company does not believe that its unrecognized tax benefits will significantly change over the next twelve months.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's pawn revenues are derived primarily from service fees on pawns and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company's short-term loan revenues are derived primarily from fees on short-term loans and credit services fees. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the short-term loan, which is generally thirty-one days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses.

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

The Company's buy-here/pay-here automotive revenues are derived primarily from the sale of used vehicles and the finance charges from related vehicle financing contracts. Revenues from the sale of used vehicles are recognized when the sales contract and related finance agreement are signed and the customer has taken possession of the vehicle. Interest income is recognized on all active finance receivable accounts on a constant-yield basis. Late payment fees are recognized when collected and are included in revenue. The Company maintains an allowance for credit losses, on an aggregate basis, at a level it considers sufficient to cover estimated losses in the collection of its customer receivables. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses.

OPERATIONS AND LOCATIONS

As of June 30, 2007, the Company had 448 locations in thirteen U.S. states and ten states in Mexico, which represents a 21% increase over the 370 locations open at June 30, 2006. A total of 20 new retail locations were opened during the second quarter of 2007. The openings were a combination of short-term loan stores and pawn stores. The following table details store counts for the three and six-month periods ended June 30, 2007:

		Short-Term
		Loan/	Buy-Here/
		Check-	Pay-Here
	Pawn	Cashing	Automotive	Total
	Stores	Stores	Dealerships	Locations

Three Months Ended June 30, 2007

Total locations, beginning of period	261	156	12	429
New locations opened	7	13	-	20
Locations closed or consolidated	(1)	-	-	(1)

Total locations, end of period	267	169	12	448

Six Months Ended June 30, 2007

Total locations, beginning of period	251	146	10	407
New locations opened	18	23	2	43
Locations closed or consolidated	(2)	-	-	(2)

Total locations, end of period	267	169	12	448

For the three and six-month periods ended June 30, 2007, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. During the six months ended June 30, 2007, the Company closed one Cash & Go, Ltd., kiosk.

In addition to the store closings listed above, the Company closed two short-term loan locations in Oregon in July 2007 as a result of new state-wide regulatory restrictions. The costs associated with these two store closings were accrued in the quarter ended June 30, 2007. The Company has five remaining locations in Oregon.

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

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the third quarter of 2006, the Company relocated one store that involved a significant change in the size of its retail showroom, and accordingly, the expanded store has been excluded from the same-store calculations. Non-retail sales of scrap jewelry are included in same-store revenue calculations. The Auto Master buy-here/pay-here automotive dealerships acquired in August 2006 were not included in the same-store revenue calculations.

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

In accordance with the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company has determined that the letters of credit issued by FCC to the Independent Lender as part of the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that a FCC credit services customer enters into a loan agreement with the Independent Lender. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC is entitled to seek recovery directlyfrom its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liabilities under the letters of credit in accrued liabilities.

Recent accounting pronouncements - In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. Effective January 1, 2007, the Company adopted FIN 48, as described in Note 6, "Income Taxes."

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option") and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

RESULTS OF OPERATIONS

Three months ended June 30, 2007, compared to the three months ended June 30, 2006

The following table (in thousands) details the components of revenues for the three months ended June 30, 2007 (the "Second Quarter of 2007"), as compared to the three months ended June 30, 2006 (the "Second Quarter of 2006"):

	Three Months Ended June 30,
	2007	2006	Increase/(Decrease)
Domestic revenues:
Pawn retail merchandise sales	$14,743	$13,562	$1,181	9%
Pawn scrap jewelry sales	2,788	2,678	110	4%
Pawn service charges	7,078	6,381	697	11%
Short-term loan and credit services fees	17,703	14,766	2,937	20%
Buy-here/pay-here retail automobile sales	23,530	-	23,530	-
Buy-here/pay-here wholesale automobile sales	731	-	731	-
Buy-here/pay-here finance charges	1,769	-	1,769	-
Other	1,025	922	103	11%

	$69,367	$38,309	$31,058	81%

Foreign revenues:
Pawn retail merchandise sales	$11,676	$7,607	$4,069	53%
Pawn scrap jewelry sales	4,796	5,506	(710)	(13%)
Pawn service charges	6,881	4,953	1,928	39%

	$23,353	$18,066	$5,287	29%

Total revenues:
Pawn retail merchandise sales	$26,419	$21,169	$5,250	25%
Pawn scrap jewelry sales	7,584	8,184	(600)	(7%)
Pawn service charges	13,959	11,334	2,625	23%
Short-term loan and credit services fees	17,703	14,766	2,937	20%
Buy-here/pay-here retail automobile sales	23,530	-	23,530	-
Buy-here/pay-here wholesale automobile sales	731	-	731	-
Buy-here/pay-here finance charges	1,769	-	1,769	-
Other	1,025	922	103	11%

	$92,720	$56,375	$36,345	64%

Year-over-year revenue increases for pawn retail merchandise sales, pawn service fees, short-term loan/credit services fees and other revenues were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the Second Quarter of both 2007 and 2006) increased 11% or $6,268,000 for the Second Quarter of 2007 as compared to the same quarter last year. Revenues generated by the 35 new pawn stores and the 56 new short-term loan stores opened since April 1, 2006 increased by $4,204,000, compared to the same quarter last year.

The consolidated decrease in scrap jewelry sales was primarily due to a lower volume-weight of scrap jewelry sold in the Second Quarter of 2007, compared to the prior-year quarter. One factor contributing to the volume decline in scrap jewelry sales is a shift from scrap sales to higher margin retail sales in the Company's maturing Mexican pawn stores. More mature stores tend to have better developed merchandise assortments and retail customer bases.

The Company acquired Auto Master on August 25, 2006, and accordingly, the buy-here/pay-here automotive revenues represent the results of the twelve Auto Master dealerships for the period April 1, 2007 through June 30, 2007. During this period, Auto Master sold approximately 2,400 vehicles to retail customers for an average selling price of $10,200 per vehicle.

The following table (in thousands) details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and buy-here/pay-here automotive receivables as of June 30, 2007, as compared to June 30, 2006:

	Balance at June 30,
	2007	2006	Increase/(Decrease)
Domestic customer receivables & CSO loans outstanding:
Pawn receivables	$22,603	$19,870	$2,733	14%
Short-term loan receivables, net of allowance	7,494	5,352	2,142	40%
CSO loans held by independent third-party lender (1)	10,828	9,864	964	10%
Buy-here/pay-here receivables, with current and
long-term maturities, net of allowance	49,481	-	49,481	-

	90,406	35,086	55,320	158%

Foreign customer receivables:
Pawn receivables	15,346	10,843	4,503	42%

Total customer receivables and CSO loans outstanding:
Pawn receivables	37,949	30,713	7,236	24%
Short-term loan receivables, net of allowance	7,494	5,352	2,142	40%
CSO loans held by independent third-party lender (1)	10,828	9,864	964	10%
Buy-here/pay-here receivables, with current and
long-term maturities, net of allowance	49,481	-	49,481	-

	$105,752	$45,929	$59,823	130%

(1)    CSO loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Of the $7,236,000 total increase in pawn receivables, $6,054,000 was attributable to growth at stores that were in operation as of June 30, 2007 and 2006, and $1,182,000 was attributable to the 25 new pawn stores opened since June 30, 2006. The Company's loss reserve on short-term loan receivables increased from $198,000 at June 30, 2006, to $283,000 at June 30, 2007. The estimated fair value of the liabilities under the letters of credit, net of anticipated recoveries from customers, was $508,000 at June 30, 2007, compared to $441,000 at June 30, 2006, which is included as a component of the Company's accrued liabilities. The Company's loss reserve on buy-here/pay-here automotive receivables was $13,102,000 at June 30, 2007.

The gross profit margin on total pawn merchandise sales was 41.3% during the Second Quarter of 2007, compared to 42.0% during the Second Quarter of 2006. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 43.5% during the Second Quarter of 2007, compared to 45.5% in the Second Quarter of 2006. Gross margins on sales of scrap jewelry were 33.1% in the Second Quarter of 2006 compared to 33.6% in the Second Quarter of 2007. The margin on buy-here/pay-here retail automobile sales, net of credit losses, was 26.5% for the Second Quarter of 2007.

The Company's short-term loan and credit services loss provision increased from 25.4% of short-term loan and credit services fee revenues during the Second Quarter of 2006 to 28.2% during the Second Quarter of 2007. During the Second Quarter of 2006, the Company sold certain bad debt portfolios generated from short-term loan and credit services agreements for an aggregate price of $349,000. The Company did not sell any bad debts during the Second Quarter of 2007. The sales were recorded as a reduction of the short-term loan and credit services loss provision. The decline in bad debt portfolio sales accounted for 240 basis points of the increase in the short-term loan and credit services loss provision ratio. The remainder of the increase in the provision was related to an increased proportion of new stores, which typically have greater early credit losses and higher charge-offs associated with new customers and employees. The buy-here/pay-here automotive credit loss provision was $7,379,000 for the Second Quarter of 2007, which represented 31.4% of retail automobile sales, due to higher loss provision accruals for the four new dealerships opened since November 2006. As a result of the increasing mix of new dealership sales, the Company expects the credit loss provision to remain at or above 30% for the second half of the year.

Pawn and short-term loan store operating expenses increased 18% to $22,041,000 during the Second Quarter of 2007, compared to $18,648,000 during the Second Quarter of 2006, primarily as a result of the net addition of 100 new pawn and check cashing/short-term loan stores since April 1, 2006, which is a 29% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $2,811,000 for the Second Quarter of 2007. Administrative expenses increased 44% to $7,311,000 during the Second Quarter of 2007 compared to $5,064,000 during the Second Quarter of 2006, which is primarily attributable to increased management and supervisory compensation expense and to additional administrative expenses related to new store openings and the Auto Master acquisition. The Company incurred interest expense in the Second Quarter of 2007 of $367,000. There was no debt outstanding during the Second Quarter of 2006. Interest income decreased from $329,000 in the Second Quarter of 2006 to $18,000 in the Second Quarter of 2007 due to lower levels of invested cash.

For the Second Quarter of 2007 and 2006, the Company's effective income tax rates of 36.7% and 36.5%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

Six months ended June 30, 2007, compared to the six months ended June 30, 2006

The following table (in thousands) details the components of revenues for the six months ended June 30, 2007 (the "Six-Month 2007 Period"), as compared to the six months ended June 30, 2006 (the "Six-Month 2006 Period"):

	Six Months Ended June 30,
	2007	2006	Increase/(Decrease)
Domestic revenues:
Pawn retail merchandise sales	$31,133	$29,378	$1,755	6%
Pawn scrap jewelry sales	6,638	4,998	1,640	33%
Pawn service charges	14,835	13,127	1,708	13%
Short-term loan and credit services fees	34,662	28,806	5,856	20%
Buy-here/pay-here retail automobile sales	45,902	-	45,902	-
Buy-here/pay-here wholesale automobile sales	1,148	-	1,148	-
Buy-here/pay-here finance charges	3,143	-	3,143	-
Other	2,232	2,007	225	11%

	$139,693	$78,316	$61,377	78%

Foreign revenues:
Pawn retail merchandise sales	$21,480	$14,393	$7,087	49%
Pawn scrap jewelry sales	9,197	10,093	(896)	(9%)
Pawn service charges	12,510	9,273	3,237	35%

	$43,187	$33,759	$9,428	28%

Total revenues:
Pawn retail merchandise sales	$52,613	$43,771	$8,842	20%
Pawn scrap jewelry sales	15,835	15,091	744	5%
Pawn service charges	27,345	22,400	4,945	22%
Short-term loan and credit services fees	34,662	28,806	5,856	20%
Buy-here/pay-here retail automobile sales	45,902	-	45,902	-
Buy-here/pay-here wholesale automobile sales	1,148	-	1,148	-
Buy-here/pay-here finance charges	3,143	-	3,143	-
Other	2,232	2,007	225	11%

	$182,880	$112,075	$70,805	63%

Year-over-year revenue increases for pawn retail merchandise sales, pawn scrap jewelry sales, pawn service fees, short-term loan/credit services fees and other revenues were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the first six months of both 2006 and 2007) increased 10% or $11,046,000 for the Six-Month 2007 Period as compared to the same period last year. Revenues generated by the 44 new pawn stores and the 67 new short-term loan stores opened since January 1, 2006 increased by $9,819,000, compared to the same quarter last year.

The consolidated increase in scrap jewelry sales during the Six-Month Period of 2007, as compared to the Six-Month 2006 Period, was primarily due to higher selling prices of gold in the first half of 2007, compared to the prior-year period.

The Company acquired Auto Master on August 25, 2006, and accordingly, the buy-here/pay-here automotive revenues represent the results of the twelve Auto Master dealerships for the period January 1, 2007 through June 30, 2007. During this period, Auto Master sold approximately 4,600 vehicles to retail customers for an average selling price of $10,300 per vehicle.

The gross profit margin on total pawn merchandise sales was 41.4% during the Six-Month 2007 Period, compared to 41.3% during the Six-Month 2006 Period. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 43.8% during the Six-Month 2007 Period, compared to 44.4% in the Six-Month 2006 Period. Gross margins on sales of scrap jewelry increased to 33.5% in the Six-Month 2007 Period compared to 32.5% in the Six-Month 2006 Period, due primarily to increased selling prices of scrap gold. The margin on buy-here/pay-here retail automobile sales, net of credit losses, was 27.3% for the Six-Month 2007 Period.

The Company's short-term loan and credit services loss provision increased from 15.8% of short-term loan and credit services fee revenues during the Six-Month 2006 Period to 21.7% during the Six-Month 2007 Period. During the Six-Month 2007 Period, the Company sold certain bad debt portfolios generated from short-term loan and credit services guarantees for an aggregate price of $338,000, compared to proceeds of $1,444,000 for a similar transaction in the prior year period. The sales were recorded as reductions of the short-term loan and credit services loss provision. The decline in bad debt portfolio sales accounted for 400 basis points of the increase in the short-term loan and credit services loss provision ratio. The remainder of the increase in the provision was related to an increased proportion of new stores, which typically have greater early credit losses and higher charge-offs associated with new customers and employees. The buy-here/pay-here automotive credit loss provision was $14,078,000 for the Six-Month 2007 Period, which represented 30.7% of retail automobile sales.

Pawn and short-term loan store operating expenses increased 19% to $43,850,000 during the Six-Month 2007 Period, compared to $36,767,000 during the Six-Month 2006 Period, primarily as a result of the net addition of 108 pawn and check cashing/short-term loan stores since January 1, 2006, which is a 33% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $5,204,000 for the Six-Month 2007 Period. Administrative expenses increased 37% to $14,768,000 during the Six-Month 2007 Period compared to $10,770,000 during the Six-Month 2006 Period, which is primarily attributable to increased management and supervisory compensation expense and to additional administrative expenses related to new store openings and the Auto Master acquisition. The Company incurred interest expense in the Six-Month 2007 Period of $709,000. There was no debt outstanding during the Six-month 2006 Period. Interest income decreased from $550,000 in the Six-Month 2006 Period to $38,000 in the Six-Month 2007 Period due primarily to lower levels of invested cash.

For the Six-Month 2007 Period and Six-Month 2006 Period, the Company's effective income tax rates of 36.7% and 36.5%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company's primary sources of liquidity were $18,779,000 in cash and cash equivalents, $100,634,000 in receivables, $32,168,000 in inventories and $27,100,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $114,507,000 as of June 30, 2007.

The Company's $50,000,000 Credit Facility matures in April 2009. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.3% at June 30, 2007) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At June 30, 2007, the Company had $22,900,000 outstanding under the Credit Facility and $27,100,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2007, and August 6, 2007. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At June 30, 2007, the Company has notes payable to individuals arising from the Auto Master acquisition that total $8,313,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest. Of the $8,313,000 in notes payable, $2,250,000 is classified as a current liability, and $6,063,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, is convertible after one year into 55,555 shares of the Company's common stock at a conversion price of $18.00 per share.

The following table sets forth certain historical information with respect to the Company's statements of cash flows:

	Six Months Ended June 30,
	2007	2006
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$19,164	$14,117
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,257	3,600
Share-based compensation expense	136	522
Non-cash portion of credit loss provision	16,389	494
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(30,306)	-
Finance and service fees receivable	(744)	(323)
Inventories	(1,573)	192
Prepaid expenses and other assets	(661)	(459)
Accounts payable and accrued liabilities	(1,616)	(2,533)
Current and deferred income taxes	(2,325)	(929)

Net cash flows from operating activities	3,721	14,681

Cash flows from investing activities:
Pawn customer receivables	(6,282)	(3,043)
Short-term loan customer receivables	(2,295)	642
Purchases of property and equipment	(13,517)	(7,039)

Net cash flows from investing activities	(22,094)	(9,440)

Cash flows from financing activities:
Proceeds from debt	37,200	-
Payments of debt	(23,425)	-
Purchase of treasury stock	-	(24,753)
Proceeds from exercise of stock options and warrants	5,789	3,284
Stock option and warrant income tax benefit	2,053	2,257

Net cash flows from financing activities	21,617	(19,212)

Change in cash and cash equivalents	3,244	(13,971)
Cash and cash equivalents at beginning of the period	15,535	42,741

Cash and cash equivalents at end of the period	$18,779	$28,770

During the Second Quarter of 2006, the Company utilized excess cash flows to repurchase approximately $24,753,000 of common stock for a total of 1,262,000 shares under two repurchase authorizations. There were no shares repurchased during the Second Quarter of 2007.

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

Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion for fiscal 2007. The Company anticipates that capital expenditures will range from $24 million to $26 million for the year. The Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion. The Company will evaluate acquisitions, if any, based upon opportunities, acceptable financing, purchase price, strategic fit and qualified management personnel.

The Company intends to continue expansion primarily through new store openings. During fiscal 2007, the Company plans to open approximately 75 to 80 pawn and short-term loan locations and 3 to 5 Auto Master dealerships. The majority of capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded primarily through operating cash flows. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the twelve month period ended June 30, 2007 totaled $68,742,000, an increase of 37% compared to $50,167,000 for the twelve month period ended June 30, 2006. The EBITDA margin (EBITDA as a percentage of revenues) for the twelve month period ended June 30, 2007 was 20%, compared to 22% for the comparable prior year period.

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

The following table provides a reconciliation of net income to EBITDA (in thousands):

	Twelve Months Ended June 30,
	2007	2006

Net income	$36,791	$28,208
Adjustments:
Income taxes	20,843	15,913
Depreciation and amortization	9,698	6,742
Interest expense	1,625	-
Interest income	(215)	(696)

Earnings before interest, income taxes, depreciation and amortization	$68,742	$50,167

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, earnings growth, expansion strategies, store and dealership openings, future liquidity, cash flows, credit loss provisions, debt repayments, consumer demand for the Company's products and services, competition, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, changes in credit markets, credit losses, changes or increases in competition, the ability to locate, open and staff new stores and dealerships, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization in Texas, new legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term loan/payday advance businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are further and more completely described in the Company's 2006 Annual Report on Form 10-K (see "Item 1A. Risk Factors").

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, short-term loan/payday advance lending, credit services and buy-here/pay-here automotive retailing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. In many jurisdictions, the Company must obtain and maintain regulatory operating licenses. In addition, many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. federal and state regulations relating to the reporting and recording of certain currency transactions. The Company's pawnshop operations in Mexico are also subject to, and must comply with pawnshop-specific regulations and other general business, tax, employment and consumer protection regulations from various federal, state and local governmental agencies in Mexico.

Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The State of Oregon recently enacted legislation that provides for significantly more restrictive regulation of the short-term loan industry beginning in July 2007. The implementation of these more restrictive regulations is expected to have a significant negative effect on the Company's short-term loan revenues in Oregon, beginning in July 2007. In July, the Company closed two of its locations in Oregon, and currently has five remaining locations in Oregon. During 2006, the United States Congress enacted legislation that caps the annual percentage rate charged on loans made to active military personnel at 36%; this legislation becomes effective in October 2007. As of the date of this report, the 36% annual percentage rate cap applies to certain loan products, including short-term/payday loans and credit services transactions. The Company does not have any short-term/payday loan or credit services products bearing an interest rate of 36% per annum or less, nor does the Company intend to develop any such product, as the Company believes the losses and servicing costs associated with lending to the Company's traditional customer base would exceed the revenue produced at that rate. The Company does not expect this new legislation to have a material adverse effect on the Company's financial condition or results of operations. In the District of Columbia, where the Company operates nine locations that offer short-term/payday loans, legislation has been proposed which would potentially cap the maximum annual percentage rate charged on loans. If such legislation was enacted which significantly reduced the rate currently charged by the Company, it would have a significant negative effect on the Company's revenues in the District of Columbia.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term loans, payday advances, credit services and buy-here/pay-here automotive retailing/financing, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan, credit services or buy-here/pay-here automotive industries were taken at the federal level in the U.S. or Mexico, or in U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities and revenues. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

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

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2007 through June 30, 2007, the Company issued 442,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $7,340,000 (including income tax benefit). During the period from January 1, 2007 through June 30, 2007, the Company issued 57,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $564,000 (including income tax benefit).

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

In June 2006, the Company's Board of Directors authorized an open-ended stock repurchase plan, with no dollar limitation, to permit future repurchases of up to 2,000,000 shares of First Cash's outstanding common stock. During the Second Quarter of 2006, the Company repurchased a total of 461,000 common shares under this repurchase plan for an aggregate purchase price of $8,848,000 or $19.21 per share. No shares have been repurchased since the Second Quarter of 2006. There are 1,539,000 total remaining shares available for repurchase under the 2006-authorized plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2007, the Company held the annual meeting of its stockholders.  Of the 32,006,754 issued and outstanding common shares entitled to vote at the meeting, 29,788,569 of the common shares voted in person or by proxy.  The shareholders voted affirmatively on the following two proposals:

1.	The stockholders ratified the election of two directors:

		FOR	%	WITHHELD	%
	Tara MacMahon	29,173,734	97.9	614,835	2.1
	R. Neil Irwin	29,169,464	97.9	619,105	2.1

2.	The stockholders ratified the selection of Hein & Associates LLP as independent auditors of the Company for the year ended December 31, 2007:

	FOR	%	AGAINST	%	ABSTAIN	%
	29,648,920	99.8	57,257	0.2	82,392	-

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

Dated: August 6, 2007	FIRST CASH FINANCIAL SERVICES, INC.
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