Form 10-Q
period 2007-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2007-11-09
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-19133

FIRST CASH FINANCIAL SERVICES, INC.
Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization) 690 East Lamar Blvd., Suite 400 Arlington, Texas (Address of principal executive offices)	75-2237318 (IRS Employer Identification No.) 76011 (Zip Code)

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
Yes     No  X

As of November 7, 2007 there were 30,722,754 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,		December 31,
	2007	2006	2006
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$11,811	$20,789	$15,535
Finance and service charges receivable	6,769	5,203	4,966
Customer receivables, net of allowances of $7,969, $5,812 and
$5,867, respectively	75,652	59,055	60,251
Inventories	34,947	27,663	28,761
Prepaid expenses and other current assets	10,301	7,026	5,901

Total current assets	139,480	119,736	115,414

Customer receivables with long-term maturities, net of
allowance of $8,468, $3,851 and $3,895, respectively	30,090	12,365	14,013
Property and equipment, net	42,608	29,119	30,643
Goodwill and other intangible assets, net	72,400	72,631	72,544
Other	1,384	1,208	1,228

Total assets	$285,962	$235,059	$233,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$2,250	$2,250	$2,250
Accounts payable	1,818	2,091	1,535
Accrued liabilities	12,793	13,601	17,976

Total current liabilities	16,861	17,942	21,761

Revolving credit facility	46,800	31,000	8,000
Notes payable, net of current portion	5,500	7,750	7,188
Deferred income taxes payable	8,059	9,245	8,297

Total liabilities	77,220	65,937	45,246

Stockholders' equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized	-	-	-
Common stock; $.01 par value; 90,000,000 shares authorized	359	347	353
Additional paid-in capital	110,716	92,173	101,949
Retained earnings	164,116	124,875	134,567
Common stock held in treasury	(66,449)	(48,273)	(48,273)

Total stockholders' equity	208,742	169,122	188,596

Total liabilities and stockholders' equity	$285,962	$235,059	$233,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$67,388	$36,988	$182,886	$95,850
Finance and service charges	36,585	31,479	101,735	82,685
Other	990	1,005	3,222	3,012

	104,963	69,472	287,843	181,547

Cost of revenues:
Cost of goods sold	36,027	20,781	97,091	55,314
Credit loss provision	16,034	6,789	37,628	11,328
Other	57	122	269	312

	52,118	27,692	134,988	66,954

Net revenues	52,845	41,780	152,855	114,593

Expenses and other income:
Store operating expenses	26,311	21,086	75,365	57,853
Administrative expenses	6,777	6,031	21,545	16,801
Depreciation	2,738	2,065	7,910	5,665
Amortization	59	25	144	25
Interest expense	778	219	1,487	219
Interest income	(18)	(141)	(56)	(691)

	36,645	29,285	106,395	79,872

Income before income taxes	16,200	12,495	46,460	34,721
Provision for income taxes	5,815	4,560	16,911	12,669

Net income	$10,385	$7,935	$29,549	$22,052

Net income per share:
Basic	$0.33	$0.26	$0.93	$0.70

Diluted	$0.32	$0.25	$0.89	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2007	2006
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$29,549	$22,052
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,054	5,690
Share-based compensation expense	184	560
Non-cash portion of credit loss provision	28,076	4,289
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(48,955)	(3,538)
Finance and service fees receivable	(1,803)	(1,027)
Inventories	(2,621)	(999)
Prepaid expenses and other assets	(4,805)	(294)
Accounts payable and accrued liabilities	(6,542)	(1,159)
Current and deferred income taxes	1,653	(1,293)

Net cash flows from operating activities	2,790	24,281

Cash flows from investing activities:
Pawn customer receivables	(9,744)	(9,257)
Short-term loan customer receivables	(4,420)	(2,708)
Purchases of property and equipment	(19,875)	(10,928)
Acquisition of Auto Master buy-here/pay-here automotive division	-	(23,652)

Net cash flows from investing activities	(34,039)	(46,545)

Cash flows from financing activities:
Proceeds from debt	64,375	31,000
Payments of debt	(27,263)	(14,490)
Purchase of treasury stock	(18,176)	(24,753)
Proceeds from exercise of stock options and warrants	6,393	5,582
Stock option and warrant income tax benefit	2,196	2,973

Net cash flows from financing activities	27,525	312

Change in cash and cash equivalents	(3,724)	(21,952)
Cash and cash equivalents at beginning of the period	15,535	42,741

Cash and cash equivalents at end of the period	$11,811	$20,789

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,418	$148

Income taxes	$4,328	$11,310

Supplemental disclosure of non-cash operating activity:
Inventory acquired in reposession	$2,012	$255

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$42,157	$35,379

Supplemental disclosure of non-cash financing activity:
Notes payable issued in connection with the acquisition of Auto Master	$-	$10,000

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

On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). Accordingly, the Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 do not include the results of Auto Master prior to August 25, 2006. All significant intercompany accounts and transactions have been eliminated.

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2006 Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2007 presentation.

Note 2 - Stock Split

In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006. Common stock and all share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income for calculating basic
earnings per share	$10,385	$7,935	$29,549	$22,052
Interest on convertible note, net of taxes	11	4	34	4

Net income for calculating dilutive
earnings per share	$10,396	$7,939	$29,583	$22,056

Denominator:
Weighted-average common shares for
calculating basic earnings per share	31,637	30,938	31,786	31,514
Effect of dilutive securities:
Convertible notes payable	56	21	56	7
Stock options and warrants	1,187	1,348	1,318	1,362

Weighted-average common shares for
calculating diluted earnings per share	32,880	32,307	33,160	32,883

Basic earnings per share	$0.33	$0.26	$0.93	$0.70

Diluted earnings per share	$0.32	$0.25	$0.89	$0.67

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

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2007 was $13,869,000 compared to $12,823,000 at September 30, 2006. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. FCC is entitled to seek recovery, directly from its customers, any of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 5 - Operating Segment Information

The Company manages its business on the basis of two reportable segments: the pawn and short-term loan segment and the buy-here/pay-here automotive segment. There are no intersegmental sales and each segment is managed separately. The following tables detail selected balance sheet information regarding the operating segments as of September 30, 2007 and September 30, 2006 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Consolidated
September 30, 2007
Service fees receivable	$6,476	$293	$6,769
Customer receivables, with current and long-term
maturities, net of allowances	48,460	57,282	105,742
Inventories	27,460	7,487	34,947
Total assets	217,668	68,294	285,962

September 30, 2006
Service fees receivable	$5,128	$75	$5,203
Customer receivables, with current and long-term
maturities, net of allowances	41,158	30,262	71,420
Inventories	24,912	2,751	27,663
Total assets	201,367	33,692	235,059

The following tables detail revenues, cost of revenues, net revenues and certain expenses by operating segment for the three months ended September 30, 2007 and September 30, 2006 (in thousands):
	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total
Three Months Ended September 30, 2007

Revenues:
Merchandise sales	$38,968	$28,420	$67,388
Finance and service charges	34,679	1,906	36,585
Other	960	30	990

	74,607	30,356	104,963

Cost of revenues:
Cost of goods sold	23,326	12,701	36,027
Credit loss provision	6,156	9,878	16,034
Other	57	-	57

	29,539	22,579	52,118

Net revenues	45,068	7,777	52,845

Expenses and other income:
Store operating expenses	22,942	3,369	26,311
Store depreciation and amortization	2,360	55	2,415

	25,302	3,424	28,726

Net store contribution	$19,766	$4,353	$24,119

Expenditures on property and equipment	$3,586	$2,772	$6,358

Three Months Ended September 30, 2006

Revenues:
Merchandise sales	$30,620	$6,368	$36,988
Finance and service charges	31,150	329	31,479
Other	979	26	1,005

	62,749	6,723	69,472

Cost of revenues:
Cost of goods sold	17,822	2,959	20,781
Credit loss provision	5,237	1,552	6,789
Other	122	-	122

	23,181	4,511	27,692

Net revenues	39,568	2,212	41,780

Expenses and other income:
Store operating expenses	20,277	809	21,086
Store depreciation and amortization	1,867	4	1,871

	22,144	813	22,957

Net store contribution	$17,424	$1,399	$18,823

Expenditures on property and equipment	$3,877	$303	$4,180

The following tables detail revenues, cost of revenues, net revenues and certain expenses by operating segment for the nine months ended September 30, 2007 and September 30, 2006 (in thousands):
	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total
Nine Months Ended September 30, 2007

Revenues:
Merchandise sales	$107,416	$75,470	$182,886
Finance and service charges	96,686	5,049	101,735
Other	3,110	112	3,222

	207,212	80,631	287,843

Cost of revenues:
Cost of goods sold	63,445	33,646	97,091
Credit loss provision	13,672	23,956	37,628
Other	269	-	269

	77,386	57,602	134,988

Net revenues	129,826	23,029	152,855

Expenses and other income:
Store operating expenses	66,792	8,573	75,365
Store depreciation and amortization	6,968	91	7,059

	73,760	8,664	82,424

Net store contribution	$56,066	$14,365	$70,431

Expenditures on property and equipment	$13,932	$5,943	$19,875

Nine Months Ended September 30, 2006

Revenues:
Merchandise sales	$89,482	$6,368	$95,850
Finance and service charges	82,356	329	82,685
Other	2,986	26	3,012

	174,824	6,723	181,547

Cost of revenues:
Cost of goods sold	52,355	2,959	55,314
Credit loss provision	9,776	1,552	11,328
Other	312	-	312

	62,443	4,511	66,954

Net revenues	112,381	2,212	114,593

Expenses and other income:
Store operating expenses	57,044	809	57,853
Store depreciation and amortization	5,126	4	5,130

	62,170	813	62,983

Net store contribution	$50,211	$1,399	$51,610

Expenditures on property and equipment	$10,916	$303	$11,219

The following table reconciles net store contribution, as presented above, to income before income taxes for each period presented (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total net store contribution for reportable segments	$24,119	$18,823	$70,431	$51,610
Administrative depreciation and amortization	(382)	(219)	(995)	(560)
Administrative expenses (1)	(6,777)	(6,031)	(21,545)	(16,801)
Interest expense	(778)	(219)	(1,487)	(219)
Interest income	18	141	56	691

Income before income taxes	$16,200	$12,495	$46,460	$34,721

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

As of January 1, 2007 and September 30, 2007, the Company had no unrecognized tax benefits and therefore, the Company did not have a liability for accrued interest and penalties. The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2004 with the exception of two states. With respect to Mexico, the years prior to 2002 are closed to examination. The Company does not currently have any federal, foreign or state income tax returns under examination. The Company does not believe that its unrecognized tax benefits will significantly change over the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company receives revenues from four primary products and services, which are (i) pawn revenues, (ii) short-term loan revenues, (iii) credit services fees and (iv) buy-here/pay-here automotive revenues.

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

First Cash Credit, Ltd., ("FCC") a wholly-owned subsidiary of the Company, offers a fee-based credit services organization program ("CSO program") to assist customers in all of the Company's Texas locations in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to thirty-one days. The Company records a liability for the estimated fair value of the liability under the letters of credit.

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

OPERATIONS AND LOCATIONS

As of September 30, 2007, the Company had 460 locations in thirteen U.S. states and ten states in Mexico, which represents a 16% increase over the 398 locations open at September 30, 2006. A total of 15 new retail locations were opened during the third quarter of 2007. The openings were a combination of pawn stores, short-term loan stores and Auto Master buy-here/pay-here dealerships. The following table details store counts for the three and nine-month periods ended September 30, 2007:
				Mexico
	U.S. Locations			Locations
		Short-Term
		Loan/	Buy-Here/	Pawn/
		Check-	Pay-Here	Short-Term
	Pawn	Cashing	Automotive	Loan	Total
	Stores	Stores	Dealerships	Stores	Locations

Three Months Ended September 30, 2007

Total locations, beginning of period	94	155	12	187	448
New locations opened	-	3	3	9	15
Locations closed or consolidated	-	(2)	-	(1)	(3)

Total locations, end of period	94	156	15	195	460

Nine Months Ended September 30, 2007

Total locations, beginning of period	95	145	10	157	407
New locations opened	-	13	5	40	58
Locations closed or consolidated	(1)	(2)	-	(2)	(5)

Total locations, end of period	94	156	15	195	460

For the three and nine-month periods ended September 30, 2007, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. During the nine months ended September 30, 2007, the Company closed one Cash & Go, Ltd., kiosk.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option") and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company's consolidated financial position or results of operations.

RESULTS OF OPERATIONS

Three months ended September 30, 2007, compared to the three months ended September 30, 2006

The following table (in thousands) details the components of revenues for the three months ended September 30, 2007 (the "Third Quarter of 2007"), as compared to the three months ended September 30, 2006 (the "Third Quarter of 2006"):

	Three Months Ended September 30,
	2007	2006	Increase/(Decrease)
Domestic revenues:
Pawn retail merchandise sales	$14,906	$13,864	$1,042	8%
Pawn scrap jewelry sales	5,017	3,399	1,618	48%
Pawn service charges	8,191	7,523	668	9%
Short-term loan and credit services fees	19,307	18,244	1,063	6%
Buy-here/pay-here retail automobile sales	27,863	6,221	21,642	348%
Buy-here/pay-here wholesale automobile sales	557	147	410	279%
Buy-here/pay-here finance charges	1,906	329	1,577	479%
Other	990	1,005	(15)	(1)%

	$78,737	$50,732	$28,005	55%

Foreign revenues:
Pawn retail merchandise sales	$12,019	$8,223	$3,796	46%
Pawn scrap jewelry sales	7,026	5,134	1,892	37%
Pawn service charges	7,181	5,383	1,798	33%

	$26,226	$18,740	$7,486	40%

Total revenues:
Pawn retail merchandise sales	$26,925	$22,087	$4,838	22%
Pawn scrap jewelry sales	12,043	8,533	3,510	41%
Pawn service charges	15,372	12,906	2,466	19%
Short-term loan and credit services fees	19,307	18,244	1,063	6%
Buy-here/pay-here retail automobile sales	27,863	6,221	21,642	348%
Buy-here/pay-here wholesale automobile sales	557	147	410	279%
Buy-here/pay-here finance charges	1,906	329	1,577	479%
Other	990	1,005	(15)	(1)%

	$104,963	$69,472	$35,491	51%

Year-over-year revenue increases for pawn retail merchandise sales, pawn service fees and short-term loan/credit services fees were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the Third Quarter of both 2007 and 2006) increased 14%, or $8,756,000, for the Third Quarter of 2007 as compared to the same quarter last year. Revenues generated by the 29 new pawn stores and the 51 new short-term loan stores opened since July 1, 2006 increased by $3,439,000, compared to the same quarter last year.

The consolidated increase in scrap jewelry sales during the Third Quarter of 2007 was primarily due to a 30% increase in the quantity of gold sold and a 9% increase in the weighted-average selling price of scrap gold.

The Company acquired Auto Master on August 25, 2006, and accordingly, the buy-here/pay-here automotive revenues for the Third Quarter of 2006 do not include the results of Auto Master prior to August 25, 2006. During this period, Auto Master sold approximately 2,700 vehicles to retail customers for an average selling price of $10,400 per vehicle.

The following table (in thousands) details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and buy-here/pay-here automotive receivables as of September 30, 2007, as compared to September 30, 2006:
	Balance at September 30,
	2007	2006	Increase/(Decrease)
Domestic customer receivables & CSO loans outstanding:
Pawn receivables	$23,419	$21,398	$2,021	9%
Short-term loan receivables, net of allowance	7,810	6,459	1,351	21%
CSO loans held by independent third-party lender (1)	11,861	10,967	894	8%
Buy-here/pay-here receivables, with current and
long-term maturities, net of allowance	57,282	30,262	27,020	89%

	100,372	69,086	31,286	45%

Foreign customer receivables:
Pawn receivables	17,231	13,301	3,930	30%

Total customer receivables and CSO loans outstanding:
Pawn receivables	40,650	34,699	5,951	17%
Short-term loan receivables, net of allowance	7,810	6,459	1,351	21%
CSO loans held by independent third-party lender (1)	11,861	10,967	894	8%
Buy-here/pay-here receivables, with current and
long-term maturities, net of allowance	57,282	30,262	27,020	89%

	$117,603	$82,387	$35,216	43%

(1) CSO loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

The Company's loss reserve on short-term loan receivables increased from $239,000 at September 30, 2006 to $316,000 at September 30, 2007. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $555,000 at September 30, 2007, compared to $490,000 at September 30, 2006, which is included as a component of the Company's accrued liabilities. The Company's loss reserve on buy-here/pay-here automotive receivables was $16,121,000 at September 30, 2007, compared to $9,424,000 at September 30, 2006.

The gross profit margin on total pawn merchandise sales was 40.1% during the Third Quarter of 2007, compared to 41.8% during the Third Quarter of 2006. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 44.1% during the Third Quarter of 2007, compared to 44.4% in the Third Quarter of 2006. Gross margin on sales of scrap jewelry was 31.3% in the Third Quarter of 2007 compared to 35.1% in the Third Quarter of 2006. The decrease in scrap jewelry margins is due primarily to increased loan-to-value ratios on gold jewelry pawns compared to the same period last year. The margin on buy-here/pay-here retail automobile sales, net of credit losses, was 22.8% for the Third Quarter of 2007.

The Company's short-term loan and credit services loss provision increased from 28.7% of short-term loan and credit services fee revenues during the Third Quarter of 2006 to 31.9% during the Third Quarter of 2007. The increase was primarily related to higher loss rates in the Company's newer locations, which typically experience higher loss rates than the Company's more mature stores. The Company currently has disproportionately more of its short-term loan revenue being generated by its newer stores, as compared to the prior year. The buy-here/pay-here automotive credit loss provision was $9,878,000 for the Third Quarter of 2007, or 35.5% of retail automobile sales. The increased credit loss provision for Auto Master was anticipated and was primarily attributable to the significant growth of Auto Master from 8 to 15 dealerships over the past twelve months. Newly opened lots, especially those in new markets, typically generate higher credit losses until they develop and isolate a stable core customer base. Starting in the third quarter, the Company began to further centralize and scale its collection operations to more efficiently serve the sales growth, more customer accounts and new store locations.

Pawn and short-term loan store operating expenses increased 13% to $22,942,000 during the Third Quarter of 2007, compared to $20,277,000 during the Third Quarter of 2006, primarily as a result of the net addition of 75 new pawn and check cashing/short-term loan stores since July 1, 2006, which is a 20% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $3,369,000 for the Third Quarter of 2007. Administrative expenses increased 12% to $6,777,000 during the Third Quarter of 2007 compared to $6,031,000 during the Third Quarter of 2006, which is primarily attributable to increased management and supervisory compensation expense and to additional administrative expenses related to new store openings and the Auto Master acquisition. The Company incurred interest expense in the Third Quarter of 2007 of $778,000, compared to $219,000 for the Third Quarter of 2006 due primarily to higher amounts of interest-bearing debt related to the acquisition of Auto Master and stock repurchases. Interest income decreased from $141,000 in the Third Quarter of 2006 to $18,000 in the Third Quarter of 2007 due to lower levels of invested cash.

For the Third Quarter of 2007 and 2006, the Company's effective income tax rates of 35.9% and 36.5%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

Nine months ended September 30, 2007, compared to the nine months ended September 30, 2006

The following table (in thousands) details the components of revenues for the nine months ended September 30, 2007 (the "Nine-Month 2007 Period"), as compared to the nine months ended September 30, 2006 (the "Nine-Month 2006 Period"):
	Nine Months Ended September 30,
	2007	2006	Increase/(Decrease)
Domestic revenues:
Pawn retail merchandise sales	$46,039	$43,242	$2,797	6%
Pawn scrap jewelry sales	11,655	8,397	3,258	39%
Pawn service charges	23,026	20,650	2,376	12%
Short-term loan and credit services fees	53,969	47,050	6,919	15%
Buy-here/pay-here retail automobile sales	73,765	6,221	67,544	1086%
Buy-here/pay-here wholesale automobile sales	1,705	147	1,558	1060%
Buy-here/pay-here finance charges	5,049	329	4,720	1435%
Other	3,222	3,012	210	7%

	$218,430	$129,048	$89,382	69%

Foreign revenues:
Pawn retail merchandise sales	$33,499	$22,616	$10,883	48%
Pawn scrap jewelry sales	16,223	15,227	996	7%
Pawn service charges	19,691	14,656	5,035	34%

	$69,413	$52,499	$16,914	32%

Total revenues:
Pawn retail merchandise sales	$79,538	$65,858	$13,680	21%
Pawn scrap jewelry sales	27,878	23,624	4,254	18%
Pawn service charges	42,717	35,306	7,411	21%
Short-term loan and credit services fees	53,969	47,050	6,919	15%
Buy-here/pay-here retail automobile sales	73,765	6,221	67,544	1086%
Buy-here/pay-here wholesale automobile sales	1,705	147	1,558	1060%
Buy-here/pay-here finance charges	5,049	329	4,720	1435%
Other	3,222	3,012	210	7%

	$287,843	$181,547	$106,296	59%

Year-over-year revenue increases for pawn retail merchandise sales, pawn scrap jewelry sales, pawn service fees, short-term loan/credit services fees and other revenues were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the first nine months of both 2006 and 2007) increased 10%, or $17,038,000, for the Nine-Month 2007 Period as compared to the same period last year. Revenues generated by the 48 new pawn stores and the 75 new short-term loan stores opened since January 1, 2006 increased by $15,985,000, compared to the same period last year.

The consolidated increase in scrap jewelry sales during the Nine-Month Period of 2007 was primarily due to an 11% increase in the weighted-average price of gold and a 5% increase in the quantity of gold sold.

The Company acquired Auto Master on August 25, 2006, and accordingly, the buy-here/pay-here automotive revenues for the Nine-Month 2006 Period do not include the results of Auto Master prior to August 25, 2006. During this period, Auto Master sold approximately 7,300 vehicles to retail customers for an average selling price of $10,400 per vehicle.

The gross profit margin on total pawn merchandise sales was 40.9% during the Nine-Month 2007 Period, compared to 41.5% during the Nine-Month 2006 Period. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 43.9% during the Nine-Month 2007 Period, compared to 44.4% in the Nine-Month 2006 Period. Gross margins on sales of scrap jewelry were 32.6% in the Nine-Month 2007 Period compared to 33.5% in the Nine-Month 2006 Period. The margin on buy-here/pay-here retail automobile sales, net of credit losses, was 25.6% for the Nine-Month 2007 Period.

The Company's short-term loan and credit services loss provision increased from 20.8% of short-term loan and credit services fee revenues during the Nine-Month 2006 Period to 25.3% during the Nine-Month 2007 Period. During the Nine-Month 2007 Period, the Company sold certain bad debt portfolios generated from short-term loan and credit services guarantees for an aggregate price of $664,000, compared to proceeds of $1,883,000 for similar transactions in the prior year period. The sales were recorded as reductions of the short-term loan and credit services loss provision. The decline in bad debt portfolio sales accounted for 270 basis points of the increase in the short-term loan and credit services loss provision ratio. The remainder of the increase in the provision was related to an increased proportion of new stores, which typically have greater early credit losses and higher charge-offs associated with new customers and employees. The buy-here/pay-here automotive credit loss provision was $23,956,000 for the Nine-Month 2007 Period, or 32.5% of retail automobile sales.

Pawn and short-term loan store operating expenses increased 17% to $66,792,000 during the Nine-Month 2007 Period, compared to $57,044,000 during the Nine-Month 2006 Period, primarily as a result of the net addition of 117 pawn and check cashing/short-term loan stores since January 1, 2006, which is a 36% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $8,573,000 for the Nine-Month 2007 Period. Administrative expenses increased 28% to $21,545,000 during the Nine-Month 2007 Period compared to $16,801,000 during the Nine-Month 2006 Period, which is primarily attributable to increased management and supervisory compensation expense and to additional administrative expenses related to new store openings and the Auto Master acquisition. The Company incurred interest expense in the Nine-Month 2007 Period of $1,487,000 compared to $219,000 during the Nine-Month 2006 Period due primarily to higher amounts of interest-bearing debt related to the acquisition of Auto Master and stock repurchases. Interest income decreased from $691,000 in the Nine-Month 2006 Period to $56,000 in the Nine-Month 2007 Period due primarily to lower levels of invested cash.

For the Nine-Month 2007 Period and Nine-Month 2006 Period, the Company's effective income tax rates of 36.4% and 36.5%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company's primary sources of liquidity were $11,811,000 in cash and cash equivalents, $112,511,000 in receivables, $34,947,000 in inventories and $43,200,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $122,619,000 as of September 30, 2007.

The Credit Facility was amended during the Third Quarter of 2007 to increase the amount available under the line of credit from $50,000,000 to $90,000,000 and to extend the term of the facility until April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 5.1% at September 30, 2007) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At September 30, 2007, the Company had $46,800,000 outstanding under the Credit Facility and $43,200,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2007, and November 7, 2007. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At September 30, 2007, the Company has notes payable to individuals arising from the Auto Master acquisition that total $7,750,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest. Of the $7,750,000 in notes payable, $2,250,000 is classified as a current liability, and $5,500,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, is convertible anytime after August 25, 2007 into 55,555 shares of the Company's common stock at a conversion price of $18.00 per share.

The following table sets forth certain historical information with respect to the Company's statements of cash flows:
	Nine Months Ended September 30,
	2007	2006
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$29,549	$22,052
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,054	5,690
Share-based compensation expense	184	560
Non-cash portion of credit loss provision	28,076	4,289
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(48,955)	(3,538)
Finance and service fees receivable	(1,803)	(1,027)
Inventories	(2,621)	(999)
Prepaid expenses and other assets	(4,805)	(294)
Accounts payable and accrued liabilities	(6,542)	(1,159)
Current and deferred income taxes	1,653	(1,293)

Net cash flows from operating activities	2,790	24,281

Cash flows from investing activities:
Pawn customer receivables	(9,744)	(9,257)
Short-term loan customer receivables	(4,420)	(2,708)
Purchases of property and equipment	(19,875)	(10,928)
Acquisition of Auto Master buy-here/pay-here automotive division	-	(23,652)

Net cash flows from investing activities	(34,039)	(46,545)

Cash flows from financing activities:
Proceeds from debt	64,375	31,000
Payments of debt	(27,263)	(14,490)
Purchase of treasury stock	(18,176)	(24,753)
Proceeds from exercise of stock options and warrants	6,393	5,582
Stock option and warrant income tax benefit	2,196	2,973

Net cash flows from financing activities	27,525	312

Change in cash and cash equivalents	(3,724)	(21,952)
Cash and cash equivalents at beginning of the period	15,535	42,741

Cash and cash equivalents at end of the period	$11,811	$20,789

During the third quarter of 2007, the Company repurchased approximately 823,000 shares of common stock for a total of $18,176,000. During the second quarter of 2006, the Company repurchased approximately 1,262,000 shares of common stock for a total of $24,753,000.

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

Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion plans for fiscal 2007 and 2008. Other than the Credit Facility, the Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion.

The Company intends to continue expansion primarily through new store openings. The majority of capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through operating cash flows and the Credit Facility. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the twelve month period ended September 30, 2007 totaled $73,836,000, an increase of 38% compared to $53,312,000 for the twelve month period ended September 30, 2006. The EBITDA margin (EBITDA as a percentage of revenues) for the twelve month period ended September 30, 2007 was 20%, compared to 22% for the comparable prior year period.

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

The following table provides a reconciliation of net income to EBITDA (in thousands):

	Twelve Months Ended September 30,
	2007	2006

Net income	$39,241	$29,773
Adjustments:
Income taxes	22,098	16,812
Depreciation and amortization	10,405	7,299
Interest expense	2,184	219
Interest income	(92)	(791)

Earnings before interest, income taxes, depreciation and amortization	$73,836	$53,312

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

Existing regulations and regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Subsequent regulatory developments are described herein.

During 2006, the United States Congress enacted legislation that caps the annual percentage rate charged on short-term advance/payday loans made to active military personnel at 36%; this legislation became effective in October 2007. The Company does not have any short-term/payday loan or credit services products bearing an effective interest rate of 36% per annum or less, nor does the Company intend to develop any such product, as the Company believes the losses and servicing costs associated with lending to the Company's traditional customer base would exceed the revenue produced at that rate. The Company does not expect this legislation will have a material adverse effect on the Company's financial condition or results of operations.

The State of Oregon enacted legislation that provided for significantly more restrictive regulation of the payday loan industry beginning in July 2007. The implementation of these more restrictive regulations, which capped payday advance service fees at a 36% annual percentage rate plus a $10 application fee, had a significant negative effect on the Company's payday advance revenues in Oregon, beginning in July 2007. As a result, the Company has closed two of its seven locations in Oregon. The impact of this change reduced the Company's net income by approximately $0.01 per share for the three-month period ended September 30, 2007, and could affect future quarters similarly. The Company may be able to offset a portion of this reduction through increased payday loan volumes under the new law and through the addition of pawn loans in this market.

In the District of Columbia, where the Company operates nine locations that offer short-term/payday advances, legislation was recently passed by the City Council to cap the maximum annual percentage rate charged on payday advances at a 24% annual percentage rate. This legislation must still be approved by the U.S. Congress before it can become effective. If enacted, the proposed rate restrictions in Washington, D.C. would make the payday loan product financially unviable and would likely cause the Company to discontinue the product in the Washington D.C. market. Such changes could become effective at some point in 2008 and, using a conservative estimate, could cause the Company to adjust earnings by approximately $0.13 per share on an annualized basis, plus an additional $0.02 per share one-time charge to close stores in the market, should this become necessary. Should these regulatory changes occur, the Company may be able to offset a portion of the reduced payday advance revenues by converting certain of the D.C. short-term loan stores to pawn stores and through increased pawn revenues in the existing pawn stores in D.C. and the nearby surrounding markets. The potential impact of Washington D.C. regulations is seen as a one-time adjustment to the Company's earnings stream, as D.C. is a mature market where the Company has no plans to add additional stores.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as described in the section of this report entitled "Regulatory Developments," there have been no material changes in the risk factors previously reported in the Company's 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2007 through September 30, 2007, the Company issued 494,100 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $8,145,000 (including income tax benefit). During the period from January 1, 2007 through September 30, 2007, the Company issued 56,600 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $564,000 (including income tax benefit).

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

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the Third Quarter of 2007:
	Total	Average	Total Number of	Maximum Number
	Number	Price	Shares Purchased	Of Shares that May
	Of Shares	Paid	As Part of Publicly	Yet be Purchased
	Purchased	Per Share	Announced Plans	Under the Plans

July 1 through July 31, 2007	437,836	$ 23.14	437,836	1,101,508
August 1 through August 31, 2007	385,000	20.90	385,000	716,508
September 1 through September 30, 2007	-	-	-	716,508
Total	822,836	$ 22.09	822,836

Subsequent to September 30, 2007, the Company repurchased approximately 717,000 shares to close out the 2006-authorized program. The repurchase price of the 2,000,000 shares repurchased under this plan was $41 million, or a weighted-average of $20.50 per share. In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock. No shares were repurchased under the 2007-authorized program as of the report date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INVORMATION

None

ITEM 6. EXHIBITS

Exhibits:
10.1	Amended and Restated Employment Agreement - Rick L. Wessel

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2007	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
EXHIBIT
NUMBER	DESCRIPTION

10.1	Amended and Restated Employment Agreement - Rick L. Wessel

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer