Form 10-K
period 2007-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2008-03-14
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-19133

FIRST CASH FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization) 690 East Lamar Blvd., Suite 400 Arlington, Texas (Address of principal executive offices)	75-2237318 (IRS Employer Identification No.) 76011 (Zip Code)

Registrant's telephone number, including area code: (817) 460-3947

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes         No     X

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes         No   X

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer [   ]   Accelerated filer [ X ]   Non-accelerated filer [   ]   Smaller reporting company [   ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes           No     X

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq National Market on June 30, 2007, the last trading date of registrant's most recently completed second fiscal quarter is $672,419,000.

          As of March 12, 2008, there were 30,651,154 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 19, 2008, is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-K
 For the Year Ended December 31, 2007

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

FORWARD-LOOKING INFORMATION

This annual report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this annual report include, without limitation, the Company's expectations of earnings per share, earnings growth, expansion strategies, store and dealership openings, liquidity, cash flows, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, changes in credit markets, credit losses, changes or increases in competition, the ability to locate, open and staff new stores and dealerships, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization in Texas, new legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term loan businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are further and more completely described in "Item 1A. Risk Factors."

PART I

Item 1. Business

General

First Cash is a leading provider of consumer financial services and related specialty retail products. The Company has over 475 locations in thirteen U.S. states and eleven states in Mexico as of March 12, 2008.

The Company's pawn stores engage in both consumer finance and retail sales activities. They are a convenient source for small consumer loans, advancing money against pledged tangible personal property such as jewelry, electronic equipment, tools, sporting goods and musical equipment. The pawn stores also retail previously-owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, many of the Company's pawn stores offer short-term loans or credit services products.

The Company operates stand-alone short-term loan stores in six U.S. states and seven states in Mexico. These stores provide consumer financial services products including short-term loans, credit services, check cashing, money orders, money transfers and prepaid card products. The exact product mix varies by location. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates kiosks located inside convenience stores that offer the credit services program and check cashing.

The Company operates automobile dealerships focused on the buy-here/pay-here segment of the used-vehicle sales and financing industry. These automotive dealerships sell used vehicles and earn finance charges from the related vehicle financing contracts.

In the District of Columbia ("D.C."), legislation was passed in 2007 which set the maximum annual percentage rate charged on short-term loans at 24%. The rate restrictions in D.C. made the short-term loan product financially unviable; therefore, the Company discontinued these operations effective December 2007. All revenues, expenses and income reported herein have been adjusted to reflect reclassification of the discontinued D.C. operations.

The Company was formed as a Texas corporation in July 1988 and in April 1991, the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term "Company" includes its wholly-owned subsidiaries, which are detailed in Exhibit 21.1.

The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

Industry

We believe that specialty consumer finance continues to represent a growing segment of the overall financial services industry. This segment focuses on providing a quick and convenient source of short-term credit to unbanked, underbanked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit card providers. First Cash competes directly in the specialty consumer finance industry with its pawn, short-term loan and buy-here/pay-here automotive products and services.

The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops located in the Southeast and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest concentration of pawnshops. Management believes the U.S. pawnshop industry is fragmented, with approximately 15,000 stores in the country. The three major publicly traded pawnshop companies, which include First Cash, currently operate approximately 1,000 of the pawnshops in the United States. The Company believes that individuals operating one to three locations own the majority of pawnshops. Management further believes that the highly fragmented nature of the industry is due in part to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

The pawnshop industry in Mexico is substantially less developed, as compared to the U.S., with fewer than 5,000 stores in the entire country. Management believes the Mexican pawnshop industry is also fragmented. The Company currently operates over 205 pawnshops in Mexico and is the only major publicly traded U.S. company with significant pawnshop operations in Mexico. A large percentage of the population in Mexico is unbanked or underbanked and has limited access to consumer credit. The Company sees significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition in that country.

The short-term loan industry has experienced significant growth over the past decade in the U.S. A leading industry analyst estimates that there are approximately 24,000 short-term loan locations throughout the United States and expects the number of locations to reach approximately 29,000 over the next decade. There are several privately held chains that operate from 100 to approximately 1,500 stores each. The eight largest publicly held operators of short-term loan stores, which include First Cash, operate a combined total of over 6,000 U.S. stores.

The market for used car sales and related financing in the United States is significant as well. Retail used car sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company operates in the buy-here/pay-here segment of the independent used car sales and finance market. Buy-here/pay-here dealers sell and finance used cars to individuals who are unbanked, have limited credit histories or past credit problems. Buy-here/pay-here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

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

Business Strategy

The Company's business plan is to continue the expansion of its operations by opening new retail locations and to remain focused on increasing the revenues and operating profits in its existing stores and dealerships.

New Store Openings

The Company has opened or acquired 185 new pawn stores, 142 new short-term loan stores and 15 buy-here/pay-here automotive dealerships in the last six years and currently intends to open additional pawn stores, short-term loan stores and buy-here/pay-here automotive dealerships in locations where management believes appropriate demand and other favorable conditions exist. The following chart details store openings over the past six years:

	2007	2006	2005	2004	2003	2002
Pawn stores	28	26	35	40	31	25
Short-term loan stores	45	44	15	12	16	10
Buy-here/pay-here dealerships	5	10	-	-	-	-
Total	78	80	50	52	47	35

The Company plans to continue opening new pawn stores, primarily in Mexico, and new short-term loan stores in the U.S. and Mexico. The Company continues to evaluate new markets in both Mexico and the U.S. with favorable demographics and regulatory environment for expansion opportunities and it believes that its organizational structure is capable of supporting a larger, multi-country and multi-state store base.

Management opens new stores in markets where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store or dealership can be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and short-term loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company's existing store base are the volume and gross profit of merchandise sales, the volume and yield on customer receivables outstanding, the volume and fees on credit services transactions, check cashing transactions and other consumer financial services transactions, and the control of store expenses, including the loss provision expense related to short-term loans, credit services, and buy-here/pay-here receivables. To increase customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable. In addition to well-lit parking facilities, the stores' exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

The Company has an employee-training program for both store and corporate-level personnel that stresses customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully integrated functionality to support point-of-sale retail operations, inventory management and loan processing. Each store is connected on a real-time basis to a secured off-site data center that houses the centralized databases and operating systems. The information systems provide management with the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance of financial and operational controls. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near term.

Acquisitions

Because of the highly fragmented nature of the pawn, short-term loan and buy-here/pay-here automotive industries, as well as the availability of certain regional chains, the Company believes that certain acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches state and local regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms. Factors involved in evaluating the acquisition of short-term loan stores include the annual volume of transactions, locations and conditions of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's short-term loan and credit services products. Factors involved in evaluating the acquisition of buy-here/pay-here automotive dealerships include the annual volume of transactions, outstanding receivables balance, the quality and quantity of inventory on hand, locations and conditions of facilities, and a demographic evaluation of the surrounding area to determine the potential for the Company's retail vehicle and related financing products.

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

At the time a pawn transaction is entered into, an agreement, commonly referred to as a pawn ticket, is delivered to the borrower for signature that sets forth, among other items, the name and address of the pawnshop, borrower's name, borrower's identification number from his/her driver's license or other identification, date, identification and description of the pledged goods, including applicable serial numbers, amount financed, pawn service fee, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is paid earlier or renewed. In Maryland, Washington, D.C., and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, 44 days in Washington, D.C. and Mexico and 40 days in Maryland, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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

The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service fees on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service fees of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington, D.C., a flat $2 charge per month applies to all pawns up to $40, and an 18% to 60% annualized service charge applies to pawns greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. As of December 31, 2007, the Company's average pawn loan was approximately $109.

Short-Term Loan and Credit Services Activities

The Company's short-term loan stores and many of its pawn stores generally make short-term loans, also known as payday advances, for a term typically thirty-one days or less. The typical short-term loan is for amounts ranging from $100 to $1,000 with an average short-term loan being $455. To qualify for a short-term loan, a customer generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on his or her personal checking account for the amount of the advance, plus applicable fees. At maturity, the customer typically returns to the store to pay off the advance and related fee with cash, in which case the check is returned to the customer. If the customer fails to repay the loan, the store then deposits the customer's check. Short-term loan transactions are subject to federal truth-in-lending regulations and fair debt collection practice regulations. In addition, state and local regulations exist in certain markets, which, among other things, limit the number of consecutive short-term loans a customer can obtain, limit the total transactions over a specified time period, or limit the number of outstanding advances a consumer may have with any combination of lenders.

The term of the short-term loan generally ranges from 7 to 31 days. In California, Washington, Illinois, Oregon, South Carolina, Oklahoma and Michigan, the maximum loan term is 31, 45, 45, 60, 31, 45 and 31 days, respectively. Only Oregon and Oklahoma have a minimum term which is 31 and 12 days, respectively. Fees charged for short-term loans are generally regulated by state law. In California, the service fee is 15% of the check's face value. Short-term loans made in Washington bear service fees of 15% on loan amounts up to $500 and 10% on loan amounts exceeding $500; the maximum loan amount being $700. Short-term loans made in Oregon bear service fees at a 36% annual percentage rate on loan amounts up to $700 plus a $10 application fee. In South Carolina, the service fee is 15% on loan amounts up to $300. Short-term loans made in Oklahoma bear service fees of 15% on loan amounts up to $300 and 10% on loan amounts exceeding $300; the maximum loan amount being $500. Short-term loans made in Michigan bear service fees ranging from 13% to 15% on loan amounts up to $600. Short-term loans made in Illinois are limited to 15.5% per $100 advanced. In Illinois, the Company also offers an installment loan product with terms of 14 to 180 days at fees which range from $16 to $35 per $100 advanced.

Banks return a significant number of customer short-term loan checks deposited by the Company due to insufficient funds in the customers' accounts. However, the Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks or subsequent cash repayments by the customers. The profitability of the Company's short-term loan operations is dependent upon adequate collection of these returned items.

In the Company's Texas locations, First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, offers a fee-based credit services organization ("CSO") program to assist consumers in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of 9.9% on an annualized basis. FCC typically charges a credit services fee of $15 to $22 per $100 advanced. If the loan is not repaid prior to the expiration of the term, the customer's personal check is deposited into the Independent Lender's bank account. Banks return a significant number of customer checks deposited into the Independent Lender's account due to insufficient funds in the customers' accounts. If the loan is unpaid after 16 days from its due date, FCC reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. FCC subsequently collects a large percentage of these bad debts by redepositing the customers' checks or subsequent cash repayments by the customers. The profitability of the Company's credit services operations is dependent upon adequate collection of these returned items.

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

Buy-Here/Pay-Here Automotive Sales and Financing Activities

The Company's buy-here/pay-here merchandise sales are retail sales of used vehicles to the general public at its automotive dealerships. The Company purchases vehicles primarily through wholesalers, new car dealers and auctions. The majority of vehicle purchasing is performed by the Company's buyers. Senior management monitors the quantity and quality of vehicles purchased and compares the cost of similar vehicles purchased among different buyers. Vehicles acquired by the Company are carried in inventory at the amount of the purchase price plus vehicle reconditioning costs.

The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-retail customers. The Company's finance contracts typically include down payments and/or trade-in allowances ranging from 4% to 9% of the purchase price, and an average term of 30 months. Missouri, Oklahoma and Arkansas state regulations limit interest rates to 22.99%, 21.99% and the Federal Reserve Discount Window Primary Rate (approx 3%) plus 5%, respectively. The maximum rate in Texas varies by the year model, or a dealer can charge 18.99% without regard to the year model. In Missouri, Oklahoma and Texas, the Company charges rates that are lower than those allowed by law and generally lower than those charged by many of its competitors. Currently, the Company charges 7.9% interest on all new sales in Arkansas, 16.99% on all sales in Oklahoma and Missouri and 17.9% on all new sales in Texas.

The Company requires payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the customer's pay date. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residency, credit history and personal references, which is then verified by the Company's underwriting personnel. After the verification process, the underwriter makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction.

Financial Information about Segments

Additional financial information regarding the Company's revenues and assets by each of its two operating segments is provided in Note 15 of Notes to Consolidated Financial Statements.

Financial Information about Geographic Areas

Additional financial information regarding the Company's revenues and long-lived assets by geographic areas is provided in Note 16 of Notes to Consolidated Financial Statements.

Locations and Operations

The Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing. Financial information about geographic areas is provided in Results of Operations and Note 16 of the Notes to the Consolidated Financial Statements. Of the Company's 278 pawn stores, 65 pawn stores also offer the short-term loan or credit services product. As of December 31, 2007, the Company's stores were located in the following states:

		Short-Term
		Loan/	Buy-Here/
		Check	Pay-Here
	Pawn	Cashing	Automotive	Total
	Stores	Stores	Dealerships	Locations

United States:
Texas	57	112	2	171
Maryland	21	-	-	21
California	-	15	-	15
Michigan	-	12	-	12
Illinois	-	10	-	10
Arkansas	-	-	9	9
South Carolina	6	-	-	6
Missouri	3	-	2	5
Oklahoma	3	-	2	5
Oregon	-	5	-	5
District of Columbia	4	-	-	4
Washington	-	3	-	3
Virginia	2	-	-	2
Mexico:
Tamaulipas	40	-	-	40
Chihuahua	31	3	-	34
Baja California	30	3	-	33
Coahuila	28	-	-	28
Nuevo Leon	26	1	-	27
Jalisco	12	7	-	19
Guanujuato	6	6	-	12
Aguascalientes	4	4	-	8
Durango	3	-	-	3
Queretaro	1	1	-	2
Sonora	1	-	-	1

Total	278	182	15	475

In addition, at December 31, 2007, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 staffed kiosks located inside convenience stores in the state of Texas. These kiosks offer credit services and check cashing. During the year ended December 31, 2007, the Company closed one Cash & Go, Ltd. kiosk.

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

Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees four to seven store managers. Area supervisors typically report to a regional market manager, who in turn reports to a Vice-President of Operations.

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

Short-Term Loan and Credit Services Operations

The Company's short-term loan locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby, separated from employee work areas by glass teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

Computer operating systems in the Company's short-term loan stores allow a store manager or clerk to rapidly recall customer check cashing histories, short-term loan histories, and other vital information. The Company attempts to attract customers primarily through the stores' visibility and television and yellow page advertisements in certain markets.

Each short-term loan store employs a manager and between one and eight tellers, depending upon the size, loan volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor who typically oversees two to five store managers. Area supervisors typically report to a regional market manager, who in turn reports to a Vice-President of Operations.

The kiosks operated by the Cash & Go, Ltd. joint venture are located inside convenience stores. Each kiosk is a physically secured area with its own counter space within the convenience store. Each kiosk is typically staffed by one or two employees at any point in time.

The Company believes that profitability of its short-term loan locations is dependent upon its employees' ability to make loans and extend credit services that achieve optimum loan performance, to manage bad debt expense and to provide excellent customer service.  Company employees are trained through direct instruction and on-the-job lending, collections and customer service experience.  The new employee is introduced to the business through a training program that includes on-the-job training in lending practices, collections efforts and general administration of store operations.  Certain experienced employees receive training and an introduction to the fundamentals of management, such as income maximization, recruitment and cost efficiency, to acquire the skills necessary to advance into management positions throughout the Company.  The Company maintains a performance-based compensation plan for all short-term loan and credit services store employees based on gross profit, net income and other seasonal contests.

Buy-Here/Pay-Here Automotive Operations

The typical Company buy-here/pay-here automotive dealership is a freestanding building with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with distinctive signage and a layout similar to other automobile retailers. The Company's dealerships are typically open six days a week from 9:00 a.m. to between 6:00 p.m. and 8:00 p.m. All stores are located on property between one and three acres in size.

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

Each dealership employs a manager, a team captain, and between three and eight sales personnel, depending upon the size, sales volume and location of the dealership. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to a regional sales manager who typically oversees four to six store managers. Regional sales managers report to Auto Master's Vice-President of Operations.

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

The Company employs a full-time staff of buyers who purchase used cars from vehicle auctions, wholesalers, and new vehicle dealers. The ability to purchase vehicles from multiple regions of the country protects the Company from local and regional supply shortages while allowing it to showcase a much greater selection of quality vehicles.

Vehicle quality is important as it impacts front end sales, customer satisfaction and referrals, repeat business and loan quality; a customer is more likely to make payments on a vehicle that is operational. Each vehicle purchased by the Company is sent to a centralized reconditioning facility for inspection, necessary repairs, and detailing. This is in contrast to many competitors, whose vehicles go directly from the auction or wholesaler to the retail location. Adjacent to the Auto Master headquarters, reconditioning facilities are equipped with skilled technicians, bays to accommodate 48 vehicles and a parts shop stocked with most commonly needed items. Upon arrival, each vehicle is thoroughly inspected to determine the level of reconditioning necessary for the unit to meet the Company's retail standards. Approximately 8% to 10% of vehicles purchased do not pass this inspection, and are therefore wholesaled. Each remaining vehicle is assigned to a technician who completes the work mandated by the inspection. The most common modifications are tune-ups and the replacement of parts which routinely wear down such as brakes and tires; however, the Company's technicians are equipped to handle most major repairs as well. Upon completion of all necessary repairs, each vehicle is then sent to the Company's detail facility, where it is cleaned, inside and out, by the detail staff.

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

The Company competes primarily with other pawn store operators, short-term loan operators and buy-here/pay-here dealership operators. Of the three largest publicly-held pawnshop operators, eight publicly-held short-term loan/check cashing operators and two publicly-held buy-here/pay-here operators, all have more locations than the Company. There are many privately held operators of short-term loan stores and buy-here/pay-here dealerships, some of which are significantly larger than the Company. In addition, the pawnshop, short-term loan and buy-here/pay-here industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and short-term loans, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

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

Governmental Regulation

General

The Company is subject to extensive regulation of its pawnshop, short-term loan, credit services, check cashing and buy-here/pay-here automotive retailing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. In many jurisdictions, the Company must obtain and maintain regulatory operating licenses. In addition, many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. federal and state regulations relating to the reporting and recording of certain currency transactions. The Company's pawn operations in Mexico are also subject to, and must comply with pawnshop and other general business, tax, employment and consumer protection regulations from various federal, state and local governmental agencies in Mexico.

Governmental action to further prohibit or restrict, in particular, cash or payday advances and credit services products has been advocated over the past few years by consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for short-term loans, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States Congress, in certain state legislatures and in various local jurisdictions to prohibit or restrict short-term loans and the related service charges. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict short-term loans.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term loans, credit services and buy-here/pay-here automotive retailing/financing, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan, credit services or buy-here/pay-here automotive industries were taken at a federal level in the United States or Mexico, or in U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities and revenues. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

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

The Company currently provides short-term loans, also known as payday advances, in seven U.S. states that have licensing and/or fee and operating regulations related to its payday advance operations, which includes California, Washington, Oklahoma, South Carolina, Oregon, Illinois and Michigan. The Company is licensed in each of the states in which a license is currently required for it to operate as a payday advance provider. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. Regulations in certain states limit the maximum number of consecutive payday advances that may be provided to a customer and/or limit the total advances a customer may have outstanding at any point in time. As an example of such restrictive regulation, states such as Illinois and Michigan have enacted payday advance laws that require payday advance lenders to report their customers' payday advance activities to a state-wide database. Short-term loan lenders operating in conjunction with a state-wide database are generally restricted from making payday advance loans to customers who may have a certain number of payday advances outstanding with other lenders. These database restrictions can have the effect of preventing customers from obtaining the short-term loans they need and want. It is possible that legislators and regulators could pursue database or other restrictive legislation in other states, despite the increasing consumer demand for cash or payday advance products.

The state of Oregon enacted legislation that provided for significantly more restrictive regulation of the payday loan industry beginning in July 2007. The implementation of these more restrictive regulations, which capped payday advance service fees at a 36% annual percentage rate plus a $10 application fee, had a significant negative effect on the Company's payday advance revenues in Oregon, beginning in July 2007. As a result, the Company closed two of its seven locations in Oregon in July 2007. The impact of this change reduced the Company's net income by approximately $0.02 per share for the six-month period ended December 31, 2007, and could affect future periods similarly.

In the District of Columbia, where the Company operated nine locations offering short-term/payday loans, a city ordinance was enacted in the fourth quarter of 2007 to cap the maximum annual percentage rate charged on short-term/payday loans at 24%. These rate restrictions in D.C. made the short-term loan product financially unviable, and as a result, the Company discontinued D.C. payday operations effective December 2007, which is described more fully in Note 5 of Notes to Consolidated Financial Statements.

The laws in the state of Texas permit licensed payday advance operations; however, restrictions on the maximum fees that can be charged do not permit the Company to operate profitably as a payday advance lender. Accordingly, in the state of Texas, the Company provides a credit services program to customers seeking short-term loans. First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, operates as a registered credit services organization in the state of Texas as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term loan from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer's right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd.'s credit services location must be registered as a credit services organization and pay a registration fee. There can be no assurance that new legislative or regulatory initiatives will not be enacted which would eliminate or restrict the Company's ability to operate as a credit services organization in the state of Texas.

Additional restrictive legislative and regulatory activity in other states or municipalities affecting short-term loan and credit services products, if passed, could also adversely affect the Company's short-term loan/credit services business. Such restrictive legislation has been recently introduced in the states of Virginia, New Hampshire, Ohio, South Carolina, Colorado, Washington and California. The Company has 15 short-term loan stores in California and five pawn shops in South Carolina which offer short-term loans/payday advances. If payday advances were significantly restricted or eliminated in the state of California, it could have a material adverse impact on the Company's financial condition and results of operations.

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

U.S. Federal Regulations

Direct federal regulation of the pawn, short-term loan or buy-here/pay-here automotive retailing/financing industries is generally limited. The federal government regulates, and generally prohibits, the ability of state and nationally chartered banks to participate in the short-term loan industry through regulations established by both the U.S. Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

During 2006, the United States Congress enacted legislation that caps the annual percentage rate charged on short-term advance/payday loans made to active military personnel at 36%; this legislation became effective in October 2007. The Company does not have any short-term/payday loan or credit services products bearing an effective interest rate of 36% per annum or less, nor does the Company intend to develop any such product, as the Company believes the losses and servicing costs associated with lending to the Company's traditional customer base would exceed the revenue produced at that rate. This new legislation did not have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance that additional restrictive legislative and regulatory activity at the federal level affecting all short-term loan and credit services products will not be enacted. If such legislation were enacted it would have a material adverse effect on the Company's financial condition and results of operations.

In connection with short-term loan and automobile finance transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the finance charges associated with each short-term loan and vehicle financing transaction.

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

Under the USA PATRIOT Act passed by Congress in 2001 and revised in 2006, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls; (2) the designation of a compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program. The Treasury Department is expected to issue regulations specifying the appropriate features and elements of the anti-money laundering compliance programs for the pawn brokering and short-term loan industries.

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

The federal Equal Credit Opportunity Act ("ECOA") prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of any action taken on the individual's credit application. The Company must provide a loan applicant a Notice of Adverse Action ("NOAA") when the Company denies an application for credit. The NOAA must inform the applicant of (1) the action taken regarding the credit application, (2) a statement of the ECOA's prohibition on discrimination, (3) the name and address of both the creditor and the federal agency that monitors compliance with the ECOA, and (4) the applicant's right to learn the specific reasons for the denial of credit and the contact information for the parties the applicant can contact to obtain those reasons. The Company provides NOAA letters and maintains records of all such letters as requiredby the ECOA and its implementing regulations.

Mexico Regulations

The pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections and employment matters, among others, by various federal, state and local governmental agencies in Mexico.  In addition, federal legislation in Mexico was recently enacted which provides for administrative regulation of the pawnshop industry by PROFECO, the federal consumer protection agency. Under these regulations, PROFECO regulates the form of pawn loan contracts and certain operating procedures of pawnshops. PROFECO does not currently have regulatory authority over the interest rates and fees charged to pawn customers. The Company's short-term lending operations in Mexico are also subject to regulation by federal banking regulations which require the Company to register its operations and contracts and provide that the Company disclose the annualized percentage rate charged on short-term loan transactions. There can be no assurance that additional federal, state or local statutes or regulations in Mexico will not be enacted, or that existing laws and regulations will not be amended, which could have a materially adverse impact on the Company's results of operations and financial condition.

Employees

The Company had approximately 3,300 employees as of March 12, 2008, including approximately 200 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd. had approximately 80 employees as of March 12, 2008. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Short-term consumer loan products have come under increased regulation and scrutiny. If changes in regulations affecting the Company's pawn, short-term loan, automotive finance and credit services businesses create increased restrictions, or have the effect of prohibiting loans in the countries and states where the Company offers short-term consumer loans, such regulations could materially reduce the Company's pawn, short-term loan, automotive finance and credit services businesses and limit its expansion into new markets. The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan amounts, loan yields and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. In particular, short-term consumer loans, including cash and payday advances, have come under increased scrutiny and increasingly restrictive regulation in recent years. Some regulatory activity may limit the number of short-term loans that customers may receive or have outstanding and regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database, limiting the yield on short-term loans and limiting the number of such loans they may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of the short-term loan and credit services products to consumers, despite the significant demand for it. In Mexico, similar restrictions and regulations affecting the pawn industry, including limits on loan service fees, have been proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of specialty consumer finance products at some or all of the Company's locations, which would adversely affect the Company's operations and financial condition.

The Company's allowance for automotive finance and short-term loan credit losses may not be sufficient to cover actual credit losses which could adversely affect its financial condition and operating results. The Company has significant customer receivables arising from its buy-here/pay-here automotive finance operations and its short-term loan portfolios. The Company has to recognize losses resulting from the inability of certain borrowers to repay such receivables or loans and the insufficient realizable value of the collateral securing the loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its automotive finance and short-term loan portfolios. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company's assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company's credit services revenues depend in part on the willingness and ability of an unaffiliated third-party lender to make loans to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new loans and to maintain quality and consistency in its loan programs, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company's credit services business. In addition, the Company's lending and retail operations are dependent upon the Company's ability to maintain retail banking relationships with commercial banks.

Media reports and public perception of short-term consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company's short-term loan, credit services and pawn businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers' borrowing needs, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the short-term loan products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company's financial condition and results of operations.

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

Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations. The Company has many competitors to its core lending and merchandise sales operations. The Company's principal competitors are other pawnshops, short-term loan companies, internet-based lenders, automotive retailers, consumer finance companies and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of short-term loans or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise and automobiles, retailers of pre-owned merchandise and automobiles, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by a governmental entity. The government could take actions that would harm the Company's ability to compete in the Mexico market.

A sustained deterioration of economic conditions could reduce demand for the Company's products and services and increase credit losses which would result in reduced earnings. A sustained deterioration in the economy could cause deterioration in the performance of the Company's pawn loan portfolios and in consumer demand for pre-owned merchandise such as that sold in the Company's pawnshops.  While the credit risk for much of the Company's pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral.  Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes and gross profit margins.  An economic slowdown could result in an increase in loan defaults in our short-term loan products.  During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce short-term loan balances, and could face more difficulty in collecting defaulted short-term loans, which could lead to an increase in loan losses.  An economic slowdown could result in reduced automobile sales and an increase in loan defaults in our automotive finance product. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce automobile sales, and could increase the amount of loans written-off.

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

Risks and uncertainties related to the Company's foreign operations could negatively impact the Company's operating results. The Company has a significant number of locations in Mexico, a country in which there are potential risks related to geo-political events, enforcement of property rights, governmental regulations, public safety and security among others. Actions or events could occur in Mexico that are beyond the Company's control, which could restrict or eliminate the Company's ability to operate its locations in Mexico or significantly reduce the profitability of such operations. In addition, the Company conducts a significant number of transactions in pesos, the national currency in Mexico, and holds significant financial assets that are denominated in pesos. Significant fluctuations in the value of the peso compared to the U.S. dollar could negatively impact the Company's operating results.

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

A decreased demand for the Company's products and services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers' financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or access to, its products, the Company's revenues could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the short-term loan products and services it offers due to regulatory developments.

Changes in the capital markets or the Company's financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company's ongoing financial success; however, the Company's future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company's earnings, cash flows, balance sheet quality, or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company's industry by market participants.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2007, the Company had no unresolved SEC staff comments.

Item 2. Properties

The Company owns the real estate and buildings for five of its pawn stores and two of its buy-here/pay-here automotive dealerships. The Company leases 478 pawn, short-term loan and buy-here/pay-here automotive dealership locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company's existing leases expire on dates ranging between 2008 and 2017. All current store and dealership leases provide for specified periodic rental payments ranging from approximately $750 to $10,800 per month.

The Company currently leases approximately 19,500 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires April 30, 2010, currently provides for monthly rental payments of approximately $30,000. The Company leases approximately 7,500 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires July 30, 2009, currently provides for monthly rental payments of approximately $3,600. The Company leases approximately 13.5 acres and buildings in Tontitown, Arkansas for the Auto Master corporate offices, reconditioning facility and detail center of approximately 5,500, 11,800 and 9,600 square feet, respectively. The lease, which expires December 31, 2010, currently provides for monthly rental payments of approximately $22,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for its collection services center. The lease, which expires February 28, 2013, currently provides for monthly rental payments of approximately $6,200.

The Company's 50% owned joint venture, Cash & Go, Ltd., leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture's existing leases expire on dates ranging between 2008 and 2009. All current Cash & Go, Ltd. leases provide for specified periodic rental payments ranging from approximately $1,200 to $1,900 per month.

Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a materially adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop, short-term loan and buy-here/pay-here automotive locations, unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores, short-term loan stores and buy-here/pay-here automotive dealerships are suitable for such purposes. The Company considers its equipment, furniture and fixtures to be in good condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company's common stock is quoted on the Nasdaq Global Select Market under the symbol "FCFS." The following table sets forth the quarterly high and low closing sales prices per share for the common stock, as reported by the Nasdaq National Market:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2007
	High	$25.22	$25.58	$24.07	$25.15
	Low	20.36	21.46	20.38	14.43

2006
	High	$21.00	$22.37	$21.70	$26.12
	Low	14.39	18.60	16.85	19.66

On March 12, 2008, the closing sales price for the common stock as reported by the Nasdaq National Market was $8.23 per share. On March 12, 2008, there were approximately 54 stockholders of record of the common stock.

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

Recent Issuances of Common Stock

During the period from January 1, 2007, through December 31, 2007, the Company issued 527,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $8,736,000 (including income tax benefit). During the period from January 1, 2007, through December 31, 2007, the Company issued 56,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate price of $561,000 (including income tax effect). The issuance of the derivative securities to officers and employees was exempt under Section 4(2) of the Act, and all holders had access to and/or reviewed copies of Exchange Act filings. No sales commissions were paid with respect to these issuances.

Issuer Purchases of Equity Securities

In June 2006, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's outstanding common stock. During 2006, the Company repurchased a total of 461,000 common shares under the stock repurchase program for an aggregate purchase price of $8,848,000 or $19.21 per share. During 2007, the Company repurchased approximately 1,539,000 shares to close out the 2006-authorized program for an aggregate purchase price of $32,142,000 or $20.88 per share. The aggregate repurchase price of the 2,000,000 shares repurchased under this plan was $40,990,000, or a weighted-average of $20.49 per share. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during fiscal 2007:

	Total	Average	Total Number of	Maximum Number
	Number	Price	Shares Purchased	Of Shares that May
	Of Shares	Paid	As Part of Publicly	Yet be Purchased
	Purchased	Per Share	Announced Plans	Under the Plans

January 1 through January 31, 2007	-	-	-	1,539,344
February 1 through February 28, 2007	-	-	-	1,539,344
March 1 through March 31, 2007	-	-	-	1,539,344
April 1 through April 30, 2007	-	-	-	1,539,344
May 1 through May 31, 2007	-	-	-	1,539,344
June 1 through June 30, 2007	-	-	-	1,539,344
July 1 through July 31, 2007	437,836	$ 23.14	437,836	1,101,508
August 1 through August 31, 2007	385,000	$ 20.90	385,000	716,508
September 1 through September 30, 2007	-	-	-	716,508
October 1 through October 31, 2007	716,508	$ 19.49	716,508	-
November 1 through November 30, 2007	-	-	-	1,000,000
December 1 through December 31, 2007	-	-	-	1,000,000
Total	1,539,344	$ 20.88	1,539,344

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock, and no shares were repurchased under this 2007-authorized program during fiscal 2007.

Item 6. Selected Financial Data

The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8.
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts and certain operating data)
Income Statement Data:
Total revenues	$388,450	$262,123	$200,714	$173,799	$140,374
Cost of revenues	193,113	105,121	74,661	62,972	50,276
Net revenues	195,337	157,002	126,053	110,827	90,098
Total expenses and other income	143,907	112,041	90,439	81,203	67,904
Income from continuing operations
before income taxes	51,430	44,961	35,614	29,624	22,194
Provision for income taxes	18,720	16,186	12,832	10,961	8,434
Income from continuing operations
before change in accounting
principle	32,710	28,775	22,782	18,663	13,760
Cumulative effect of change in
accounting principle, net of taxes	-	-	-	-	(357)
Income from discontinued
operations, net of tax	3,386	2,969	2,601	2,043	1,572
Loss on disposal, net of tax	(808)	-	-	-	-
Net income	35,288	31,744	25,383	20,706	14,975

Net income per share:
Basic:
Income from continuing operations
before change in accounting
principle	$1.04	$0.92	$0.73	$0.60	$0.49
Net income	1.12	1.01	0.81	0.66	0.54
Diluted:
Income from continuing operations
before change in accounting
principle	1.00	0.88	0.68	0.55	0.44
Net income	1.08	0.97	0.76	0.61	0.48

Unaudited pro forma amounts assuming
retroactive application of change in
accounting principle:
Revenues	$388,450	$262,123	$200,714	$173,799	$147,068
Income from continuing operations	32,710	28,775	22,782	18,663	14,147
Basic earnings from continuing
operations per share	1.04	0.92	0.73	0.60	0.50
Diluted earnings from continuing
operations per share	1.00	0.88	0.68	0.55	0.44

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts and certain operating data)
Balance Sheet Data:
Working capital	$121,750	$93,653	$93,506	$81,389	$60,840
Total assets	291,548	233,842	185,954	162,343	140,064
Long-term liabilities	69,291	23,485	8,616	8,755	11,955
Total liabilities	90,339	45,246	23,246	18,297	22,841
Stockholders' equity	201,209	188,596	162,708	144,046	117,223

End of Year Location Counts:
Pawn-only stores	213	183	157	127	89
Pawn stores offering short-term loans (1)	65	69	69	70	71
Short-term loan stores (excluding Cash & Go, Ltd.) (1)	182	140	97	82	70
Buy-here/pay-here dealerships	15	10	-	-	-

	475	402	323	279	230

(1) Includes locations where short-term loans are provided through the CSO program.

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

The Company's short-term loan revenues are derived primarily from fees on short-term loans and credit services fees. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the loan, which is generally thirty-one days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency, economic conditions and management's expectations of future credit losses.

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

The Company discontinued its short-term loan operations in the Washington, D.C. market effective December 2007. See discussion of Discontinued Operations below and in Note 5 of Notes to Consolidated Financial Statements.

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

The following table details certain metrics regarding the Company's loan products, inventories and store locations:
	Year Ended December 31,
	2007	2006	2005
Customer receivable balances at end of period, in thousands:
Pawn receivables	$41,599	$32,459	$27,314
Short-term loan receivables, net of allowance	5,448	4,823	4,161
CSO loans held by independent third-party lender (1)	14,725	12,163	10,216
Buy-here/pay-here automotive receivables, net of allowance	58,703	34,295	-

Short-term loan receivables, net of allowance,
and CSO loans at end of period, in thousands (1):
Pawn stores	$3,046	$2,918	$3,142
Short-term loan stores	15,609	12,314	9,447
Cash & Go, Ltd. joint venture kiosks	1,518	1,754	1,788

Inventories at end of period, in thousands:
Pawn stores	$26,870	$25,034	$21,987
Buy-here/pay-here dealerships	8,742	3,727	-

Annualized inventory turnover:
Pawn stores	3.4x	3.2x	3.2x
Buy-here/pay-here dealerships	6.4x	9.2x	-

Annualized service/finance fee yield (2):
Pawn receivables	159%	160%	158%
Short-term loan receivables, net of credit loss provision	295%	359%	333%
Buy-here/pay-here receivables	15%	12%	-

Net short-term loan and credit services loss provision as a
percentage of service fees (1)	29%	24%	24%

Net buy-here/pay-here loss provision as a percentage of retail sales	40%	27%	-

Locations in operation (excluding joint venture kiosks):
Beginning of the year	402	323	279
Opened	78	72	50
Acquired	-	8	-
Consolidated/closed	(5)	(1)	(6)

End of the year	475	402	323

Number of locations at end of period:
Pawn-only stores	213	183	157
Pawn stores also offering short-term loans (3)	65	69	69
Short-term loan stores (3)	182	140	97
Cash & Go, Ltd. joint venture kiosks (3)	39	40	40
Buy-here/pay-here automotive dealerships	15	10	-

	Year Ended December 31,
	2007	2006	2005
Average receivables and CSO loan balances per location at
end of period, in thousands:
Pawn receivables in pawn stores	$150	$129	$121
Short-term loans in pawn stores (1)	47	42	46
Short-term loans in short-term loan stores
(excluding Cash & Go, Ltd.) (1)	99	85	93
Short-term loans in Cash & Go, Ltd. joint venture kiosks (1)	39	44	45
Buy-here/pay-here finance receivables in dealerships	3,914	3,430	-

Average inventories per location, in thousands:
Pawn stores	$97	$99	$97
Buy-here/pay-here dealerships	583	373	-

Average outstanding loan at December 31, 2007:
Pawn receivables	$109	$99	$95
Short-term loan receivables	388	359	343
CSO loans held by independent third-party lender (4)	494	439	454
Buy-here/pay-here receivables	7,748	6,335	-

(1)

Short-term loan amount includes short-term loans recorded on the Company's balance sheet and active CSO loans outstanding from the independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

(2)

The annualized yield on pawn receivables is calculated by dividing total pawn service fees by the average quarterly pawn receivable balance for the year. The annualized yield, net of loss provision, for short-term loans is calculated by dividing total short-term loan service fees, net of the short-term loan loss provision, by the average quarterly short-term loan receivable balance for the year. The annualized yield calculation for short-term loans does not include credit services fees or the related credit services loss provision. The annualized yield on buy-here/pay-here receivables is calculated by dividing total buy-here/pay-here finance fees by the average quarterly net buy-here/pay-here receivable balance for the year.

(3)	Includes locations where short-term loans are provided through the CSO program.

(4)	Active CSO loans outstanding from the independent third-party lender are not included on the Company's balance sheet.

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

	Year Ended December 31,
	2007	2006	2005
Income statement items as a percent of total revenues:
Revenues:
Merchandise sales	65.0%	57.0%	50.9%
Finance and service charges	34.0	41.5	47.2
Other	1.0	1.5	1.9

Cost of revenues:
Cost of goods sold	34.7%	32.1%	30.7%
Credit loss provision	15.0	7.8	6.3
Other	0.1	0.2	0.1

Net revenues	50.3%	59.9%	62.8%

Expenses and other income:
Store operating expenses	26.1%	30.2%	32.7%
Administrative expenses	7.5	9.4	9.7
Depreciation	2.7	3.0	2.9
Amortization	0.1	-	-
Interest expense	0.6	0.3	-
Interest income	-	(0.3)	(0.2)

Merchandise sales gross profit	46.7%	43.6%	39.6%

Discontinued Operations

The Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007. This decision was the result of legislation enacted in the fourth quarter of 2007 to cap the maximum annual percentage rate charged on short-term loans at 24%. These rate restrictions made the short-term loan product financially unviable; therefore, the Company closed its seven short-term loan stores in D.C. All revenues, expenses and income reported in this report have been adjusted to reflect reclassification of the discontinued D.C. operations. For 2007, the net effect of this reclassification is to decrease diluted earnings from continuing operations by $3,386,000 or $0.10 per share, net of tax, and report this same amount as income from discontinued operations. The Company recorded, as a component of discontinued operations, a one-time charge of $808,000 or $0.02 per share for store closing expenses. After the adjustment for closing the D.C. stores, diluted earnings per share from continuing operations were $0.18 for the fourth quarter of 2007, compared to $0.27 in the fourth quarter of 2006. Diluted earnings per share from continuing operations for fiscal 2007 were $1.00. This represents 14% growth over 2006 diluted earnings per share of $0.88.

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

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the consolidated operating results include those of Cash & Go, Ltd. On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). Accordingly, the operating results of Auto Master are not included in consolidated operating results prior to August 25, 2006. See Note 4 of Notes to Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated.

Receivables and income recognition - Receivables on the balance sheet consist of pawn, short-term loans and buy-here/pay-here automotive customer receivables. Pawns are made on the pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan has an initial term of thirty days, which, depending on state law, can generally be extended from 15 to 60 days. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral (inventory), which is held for sale. The Company accrues short-term loan service fees on a constant-yield basis over the term of the short-term loan. Short-term loans have terms that range from seven to thirty-one days. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers have terms of seven to 180 days. The Company records a liability for collected, but unearned, credit services fees received from its customers. The Company's buy-here/pay-here revenues are earned primarily from retail sales of used vehicles to the general public in its automotive dealerships. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company's vehicle sales and finance contracts typically include down payments ranging from 4% to 9%, an average term of 30 months, and typical annual finance charges ranging from 8% to 19%.

Short-term loan and credit services loss provision - An allowance is provided for losses on active short-term loans and service fees receivable based upon expected default rates, net of estimated future recoveries of previously defaulted short-term loans and service fees receivable. The Company considers short-term loans to be in default if they are not repaid on the due date, and writes off the principal amount and service fees receivable as of the default date, leaving only active advances in the reported balance. Net defaults and changes in the short-term loan allowance are charged to the short-term loan loss provision. Under the CSO program, letters of credit issued by FCC to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2007 was $17,255,000. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fees, and late fees, all of which the Company records in the short-term loan and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. This fair value estimate is based in part upon the Company's historical credit losses for the short-term loan product, which the Company considers to be a similar credit risk.

Buy-here/pay-here credit loss provision - The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (e.g., average amount financed and term), delinquency levels, collateral values, economic conditions, age of dealership and underwriting and collection practices. The allowance for credit losses is regularly reviewed by management with any changes reflected in current operating results. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

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

Long-lived assets - Property, plant and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Management does not believe any of these assets have been impaired at December 31, 2007. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Management has determined that goodwill has not been impaired at December 31, 2007.

Stock-based compensation - Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), as described in Note 13, "Equity Compensation Plans and Share-Based Compensation."

Guarantees - In accordance with the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company has determined that the letters of credit issued by FCC to the Independent Lender as part of the CSO program constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that a FCC credit services customer enters into a loan agreement with the Independent Lender. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liabilities under the letters of credit in accrued liabilities.

Results of Continuing Operations

Twelve Months Ended December 31, 2007 compared to Twelve Months Ended December 31, 2006.

The following table (amounts shown in thousands) details the components of revenues for the fiscal year ended December 31, 2007, as compared to the fiscal year ended December 31, 2006:

	Fiscal Year Ended December 31,
	2007	2006	Increase/Decrease
Domestic revenues:
Pawn retail merchandise sales	$63,068	$60,097	$2,971	5%
Pawn scrap jewelry sales	16,208	11,337	4,871	43%
Pawn service charges	31,256	27,847	3,409	12%
Short-term loan and credit services fees	65,404	58,657	6,747	12%
Buy-here/pay-here retail automobile sales	98,358	22,507	75,851	337%
Buy-here/pay-here wholesale automobile sales	2,365	530	1,835	346%
Buy-here/pay-here finance charges	7,295	1,348	5,947	441%
Other	4,168	3,973	195	5%

	$288,122	$186,296	$101,826	55%

Foreign revenues:
Pawn retail merchandise sales	$49,248	$34,667	$14,581	42%
Pawn scrap jewelry sales	23,102	20,335	2,767	14%
Pawn service charges	27,978	20,825	7,153	34%

	$100,328	$75,827	$24,501	32%

Total revenues:
Pawn retail merchandise sales	$112,316	$94,764	$17,552	19%
Pawn scrap jewelry sales	39,310	31,672	7,638	24%
Pawn service charges	59,234	48,672	10,562	22%
Short-term loan and credit services fees	65,404	58,657	6,747	12%
Buy-here/pay-here retail automobile sales	98,358	22,507	75,851	337%
Buy-here/pay-here wholesale automobile sales	2,365	530	1,835	346%
Buy-here/pay-here finance charges	7,295	1,348	5,947	441%
Other	4,168	3,973	195	5%

	$388,450	$262,123	$126,327	48%

The following table (amounts shown in thousands) details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and buy-here/pay-here automotive receivables as of December 31, 2007, as compared to December 31, 2006:

	Balance at December 31,
	2007	2006	Increase/Decrease
Domestic customer receivables & CSO loans outstanding:
Pawn receivables	$24,747	$21,350	$3,397	16%
Short-term loan receivables, net of allowance	5,448	4,823	625	13%
CSO loans held by independent third-party lender (1)	14,725	12,163	2,562	21%
Buy-here/pay-here receivables, net of allowance	58,703	34,295	24,408	71%

	103,623	72,631	30,992	43%

Foreign customer receivables:
Pawn receivables	$16,852	$11,109	$5,743	52%

Total customer receivables and CSO loans outstanding:
Pawn receivables	$41,599	$32,459	$9,140	28%
Short-term loan receivables, net of allowance	5,448	4,823	625	13%
CSO loans held by independent third-party lender (1)	14,725	12,163	2,562	21%
Buy-here/pay-here receivables, net of allowance	58,703	34,295	24,408	71%

	$120,475	$83,740	$36,735	44%

(1)

CSO loans outstanding are comprised of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Year-over-year revenue increases for pawn retail merchandise sales, pawn service fees and short-term loan/credit services fees were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the year of both fiscal 2006 and fiscal 2007) increased 9% or $20,782,000 for fiscal 2007 as compared to fiscal 2006. Revenues generated by the 54 new pawn stores and the 89 new short-term loan stores which have opened since January 1, 2006 increased by $23,078,000, compared to fiscal 2006. The strong growth in foreign revenues is reflective of continued significant expansion in Mexico, where the Company has concentrated the majority of its store openings over the past several years.

The consolidated increase in scrap jewelry sales during fiscal 2007 was primarily due to a 7% increase in the quantity of scrap jewelry sold and a 16% increase in the weighted-average selling price of gold.

The Company acquired Auto Master on August 25, 2006, and accordingly, the buy-here/pay-here automotive revenues for fiscal 2006 do not include the results of Auto Master prior to August 25, 2006. During fiscal 2007, the Company operated a weighted-average number of dealerships of 13, compared to fiscal 2006 when the Company operated a weighted-average of 4 dealerships over approximately four months. During fiscal 2007, Auto Master sold approximately 9,700 vehicles to retail customers for an average selling price of $10,400 per vehicle. The Company noted a significant decline in 2007 fourth quarter retail sales, as compared to earlier quarters, which it attributes primarily to weakening general economic conditions which decreased customer traffic to the dealerships and negatively impacted customers' ability to qualify for financing.

The gross profit margin on total pawn merchandise sales was 41% during fiscal 2007, compared to 42% during fiscal 2006. Retail pawn merchandise margins, which exclude scrap jewelry sales, were 44% during fiscal 2007 and fiscal 2006. The gross margin on wholesale scrap jewelry sales was 35% during fiscal 2007, compared to 34% during fiscal 2006. The gross margin on buy-here/pay-here retail automobile sales was 57% for fiscal 2007, which equaled the prior year period.

The Company's short-term loan and credit services loss provision increased to 29% of short-term loan and credit services fee revenues during fiscal 2007, from 24% during fiscal 2006. The Company attributes this to an increased percentage of revenues from newer stores, which historically have had greater credit loss provisions, and to reduced sales of charged-off accounts, which help offset the loss provision. During fiscal 2007, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for an aggregate price of $664,000, compared to proceeds of $1,883,000 for similar transactions in the prior year period, which accounted for 220 basis points of the increase in the loss provision ratio. The Company's loss reserve on short-term loan receivables increased to $326,000 at December 31, 2007, from $146,000 at December 31, 2006, primarily as a result of increased loan receivable balances and credit loss experience in 2007. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $811,000 at December 31, 2007, compared to $569,000 at December 31, 2006, which is included as a component of the Company's accrued liabilities. The increase was consistent with the overall increase in credit services loans outstanding and credit loss experience in 2007.

The buy-here/pay-here automotive credit loss provision was $39,482,000 for fiscal 2007, which represented 40% of retail automobile sales compared to 27% in fiscal 2006. This increase was the result of increased levels of charge-offs experienced in 2007, especially in the fourth quarter, and the Company's election to take a non-cash charge of approximately $3.6 million in the fourth quarter to increase the reserve allowance on automotive receivables to 26% of the outstanding notes receivable, compared to the previous reserve of 22%. The increased level of charge-offs and the increase in the reserve was reflective of deteriorating credit trends affecting the U.S. economy in general and automobile finance receivables, in particular beginning in the fourth quarter of 2007. The Company's loss reserve on buy-here/pay-here automotive receivables was $20,455,000 at December 31, 2007, compared to $9,532,000 at December 31, 2006, which reflects the increase in notes receivable and the increase in the allowance percentage described above.

Pawn and short-term loan store operating expenses increased 17% to $89,418,000 during fiscal 2007 compared to $76,342,000 during fiscal 2006, primarily as a result of the net addition of 137 pawn and check cashing/short-term loan stores since January 1, 2006, which is a 42% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $12,036,000 for fiscal 2007 compared to $2,861,000 during fiscal 2006, primarily due to the increased number of weighted-average dealerships. Administrative expenses increased 19% to $29,290,000 during fiscal 2007 compared to $24,671,000 during fiscal 2006, which is primarily attributable to the increased store count and the first full year of Auto Master administrative expenses. The Company incurred interest expense in fiscal 2007 of $2,438,000 compared to $916,000 during fiscal 2006 due primarily to higher amounts of interest-bearing debt related to the acquisition of Auto Master and stock repurchases. Interest income decreased to $78,000 in fiscal 2007 from $727,000 in fiscal 2006, due primarily to lower levels of invested cash.

For fiscal 2007 and 2006, the Company's effective federal income tax rates of 36.4% and 36.0%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state income taxes. The increase in the tax rate was due primarily to an increase in the effective corporate income tax rate in the state of Texas.

Income from continuing operations increased 14% to $32,710,000 during fiscal 2007 compared to $28,775,000 during fiscal 2006. Net income increased 11% to $35,288,000 during fiscal 2007 compared to $31,744,000 during fiscal 2006.

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

The following table (amounts shown in thousands) details the components of revenues for the fiscal year ended December 31, 2006, as compared to the fiscal year ended December 31, 2005:

	Fiscal Year Ended December 31,
	2006	2005	Increase/Decrease
Domestic revenues:
Pawn retail merchandise sales	$60,097	$57,174	$2,923	5%
Pawn scrap jewelry sales	11,337	7,230	4,107	57%
Pawn service charges	27,847	25,429	2,418	10%
Short-term loan and credit services fees	58,657	53,903	4,754	9%
Buy-here/pay-here retail automobile sales	22,507	-	22,507	-
Buy-here/pay-here wholesale automobile sales	530	-	530	-
Buy-here/pay-here finance charges	1,348	-	1,348	-
Other	3,973	3,852	121	3%

	$186,296	$147,588	$38,708	26%

Foreign revenues:
Pawn retail merchandise sales	$34,667	$24,165	$10,502	43%
Pawn scrap jewelry sales	20,335	13,570	6,765	50%
Pawn service charges	20,825	15,391	5,434	35%

	$75,827	$53,126	$22,701	43%

Total revenues:
Pawn retail merchandise sales	$94,764	$81,339	$13,425	17%
Pawn scrap jewelry sales	31,672	20,800	10,872	52%
Pawn service charges	48,672	40,820	7,852	19%
Short-term loan and credit services fees	58,657	53,903	4,754	9%
Buy-here/pay-here retail automobile sales	22,507	-	22,507	-
Buy-here/pay-here wholesale automobile sales	530	-	530	-
Buy-here/pay-here finance charges	1,348	-	1,348	-
Other	3,973	3,852	121	3%

	$262,123	$200,714	$61,409	31%

The following table (amounts shown in thousands) details pawn receivables, short-term loan receivables and active CSO loans outstanding from an independent third-party lender as of December 31, 2006, as compared to December 31, 2005:

	Balance at December 31,
	2006	2005	Increase/Decrease
Domestic customer receivables & CSO loans outstanding:
Pawn receivables	$21,350	$18,603	$2,747	15%
Short-term loan receivables, net of allowance	4,823	4,161	662	16%
CSO loans held by independent third-party lender (1)	12,163	10,216	1,947	19%
Buy-here/pay-here receivables, net of allowance	34,295	-	34,295	-

	72,631	32,980	39,651	120%

Foreign customer receivables:
Pawn receivables	$11,109	$8,711	$2,398	28%

Total customer receivables and CSO loans outstanding:
Pawn receivables	$32,459	$27,314	$5,145	19%
Short-term loan receivables, net of allowance	4,823	4,161	662	16%
CSO loans held by independent third-party lender (1)	12,163	10,216	1,947	19%
Buy-here/pay-here receivables, net of allowance	34,295	-	34,295	-

	$83,740	$41,691	$42,049	101%

(1)

CSO loans outstanding are comprised of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

The Company introduced its credit services program in its Texas locations in July 2005. Credit services fees, which are included in reported short-term loan and credit services fees, totaled $43,344,000 and $18,657,000 for fiscal 2006 and fiscal 2005, respectively.

Year-over-year revenue increases for pawn retail merchandise sales, pawn service fees and short-term loan/credit services fees were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenues (stores that were in operation during all of the year of both fiscal 2005 and fiscal 2006) increased 9% or $18,358,000 for fiscal 2006 as compared to fiscal 2005. Revenues generated by the 62 new pawn and short-term loan stores that have opened since January 1, 2005 increased by $19,534,000, compared to fiscal 2005. Revenues from the eight buy-here/pay-here automobile dealerships acquired in August 2006 and the two dealerships opened in November 2006 totaled $24,466,000.

The gross profit margin on total pawn merchandise sales was 42% during fiscal 2006, compared to 40% during fiscal 2005, primarily as a result of improved margins on wholesale scrap jewelry revenues. Retail pawn merchandise margins, which exclude scrap jewelry sales, were 44% during fiscal 2006 and fiscal 2005. The gross margin on wholesale scrap jewelry sales was 34% during fiscal 2006, compared to 22% during fiscal 2005. This difference was primarily the result of increased selling prices for gold during the applicable periods. The volume-weight of scrap jewelry sold during fiscal 2006 increased approximately 13% compared to fiscal 2005. The margin on buy-here/pay-here retail automobile sales was 57% for the period August 26, 2006 through December 31, 2006.

The Company's short-term loan and credit services loss provision for fiscal 2006 was unchanged from fiscal 2005 at 24% of short-term loan and credit services fee revenues. During fiscal 2006, the Company sold certain bad debt portfolios generated from short-term loan and credit services guarantees for an aggregate price of $1,883,000, compared to proceeds of $1,569,000 for similar transactions in the prior year period. The sales were recorded as reductions of the short-term loan and credit services loss provision. The buy-here/pay-here automotive credit loss provision was $6,137,000 for the period August 26, 2006 through December 31, 2006, which represented 27% of retail automobile sales. The Company's loss reserve on short-term loan receivables decreased to $146,000 at December 31, 2006, from $155,000 at December 31, 2005. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $569,000 at December 31, 2006 compared to $508,000 at December 31, 2005, which is included as a component of the Company's accrued liabilities. The loss reserve on buy-here/pay-here automotive receivables was $9,532,000 at December 31, 2006.

Pawn and short-term loan store operating expenses increased 16% to $76,342,000 during fiscal 2006 compared to $65,592,000 during fiscal 2005, primarily as a result of the net addition of 113 pawn and short-term loan stores since January 1, 2005, which is a 40% increase in the store count. Buy-here/pay-here automotive dealership operating expenses totaled $2,861,000 for the period August 26, 2006 through December 31, 2006. Administrative expenses increased 27% to $24,671,000 during fiscal 2006 compared to $19,412,000 during fiscal 2005, which is primarily attributable to increased management and supervisory compensation expense, additional administrative expenses related to new store openings, the Auto Master acquisition and a non-cash charge of approximately $583,000 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006. The Company incurred interest expense on acquisition-related debt in the third and fourth quarters of 2006 of $916,000. There was no debt outstanding during fiscal 2005. Interest income increased to $727,000 in fiscal 2006, from $317,000 in fiscal 2005, due primarily to interest income earned on increased levels of invested cash and cash equivalents.

For both Fiscal 2006 and 2005, the Company's effective federal income tax rate of 36% differed from the federal statutory tax rate of approximately 35%, primarily as a result of state income taxes.

Income from continuing operations increased 26% to $28,775,000 during fiscal 2006 compared to $22,782,000 during fiscal 2005. Net income increased 25% to $31,744,000 during fiscal 2006 compared to $25,383,000 during fiscal 2005.

Liquidity and Capital Resources

As of December 31, 2007, the Company's primary sources of liquidity were $14,175,000 in cash and cash equivalents, $113,617,000 in receivables, $35,612,000 in inventories and $35,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $121,750,000 as of December 31, 2007, and total equity exceeded total liabilities by a ratio of 2.23 to 1.

The Credit Facility was amended during the third quarter of 2007 to increase the amount available under the line of credit from $50,000,000 to $90,000,000 and to extend the term of the facility until April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 4.6% at December 31, 2007) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2007, the Company had $55,000,000 outstanding under the Credit Facility and the Company had $35,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2007, and March 12, 2008. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At December 31, 2007, the Company had notes payable to individuals arising from the Auto Master acquisition which total $6,188,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest scheduled over the next four years. Of the $6,188,000 in notes payable, $2,250,000 is classified as a current liability and $3,938,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, was retired in December 2007.

The following table sets forth certain historical information with respect to the Company's statements of cash flows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$35,288	$31,744	$25,383
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	11,074	8,041	5,804
Share-based compensation	233	583	-
Non-cash portion of credit loss provision	43,619	9,920	7,118
Stock option and warrant income tax benefit	-	-	2,066
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(66,793)	(12,211)	-
Finance and service fees receivable	(2,901)	(790)	336
Inventories	(2,736)	(1,964)	(1,563)
Prepaid expenses and other assets	(5,463)	438	(2,832)
Accounts payable and accrued liabilities	(713)	2,660	5,088
Current and deferred income taxes	4,115	(1,868)	695

Net cash flows from operating activities	15,723	36,553	42,095

Cash flows from investing activities:
Pawn customer receivables	(10,352)	(7,095)	(6,665)
Short-term loan customer receivables	(3,584)	(4,805)	1,859
Purchases of property and equipment	(23,989)	(14,716)	(11,993)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(63)	-	-
Acquisition of Auto Master buy-here/pay-here automotive division	-	(23,652)	-

Net cash flows from investing activities	(37,988)	(50,268)	(16,799)

Cash flows from financing activities:
Proceeds from debt	78,875	31,000	-
Payments of debt	(35,125)	(38,052)	-
Purchase of treasury stock	(32,142)	(24,753)	(11,404)
Proceeds from exercise of stock options and warrants	6,816	13,570	2,617
Stock option and warrant income tax benefit	2,481	4,744	-

Net cash flows from financing activities	20,905	(13,491)	(8,787)

Change in cash and cash equivalents	(1,360)	(27,206)	16,509
Cash and cash equivalents at beginning of the year	15,535	42,741	26,232

Cash and cash equivalents at end of the year	$14,175	$15,535	$42,741

During fiscal 2007, the Company utilized cash flows to repurchase $32,142,000 of common stock for a total of 1,539,000 shares to close out the 2006-authorized program. During the second quarter of 2006, the Company completed its 3,200,000 share repurchase plan authorized in July 2004. The Board of Directors subsequently authorized an additional 2,000,000 share repurchase. During fiscal 2006, the Company utilized excess cash flows to repurchase $24,753,000 of common stock for a total of 1,262,000 shares under the two authorizations.

For purposes of its internal liquidity assessments, the Company considers net cash changes in pawn and short-term loan customer receivables to be closely related to operating cash flows. For fiscal 2007, net cash flows from operations were $15,723,000, while net cash outflows related to pawn receivables activity was $10,352,000 and the net cash outflows related to short-term loan receivables activity was $3,584,000. The combined net cash flows from operations and pawn and short-term loan receivables totaled $1,787,000 during fiscal 2007. For fiscal 2006, net cash flows from operations were $36,553,000, while net cash outflows related to pawn receivables activity was $7,095,000 and the net cash outflows related to short-term loan receivables activity was $4,805,000. The combined net cash flows from operations and pawn and short-term loan receivables totaled $24,653,000 during fiscal 2006. For fiscal 2005, net cash flows from operations were $42,095,000 and net cash outflows related to pawn receivables activity was $6,665,000 and the net cash inflows related to short-term loan receivables activity was $1,859,000. The combined net cash flows from operations and pawn and short-term loan receivables totaled $37,289,000 during fiscal 2005, which included a non-recurring operating cash flow benefit of approximately $7,454,000 related to the replacement of the short-term loan product with the credit services product in Texas during the third quarter of 2005.

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

Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion plans for fiscal 2008. Other than the Credit Facility, the Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion.

The Company intends to continue expansion primarily through new store openings. The Company opened 78 new stores in 2007 and plans to continue its new store expansion program in 2008, with a total of approximately 70 to 85 new pawn and short-term loan stores anticipated for opening. These stores will primarily be pawn stores in Mexico and short-term loan stores, both in the U.S. and Mexico. The majority of capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through operating cash flows and the Credit Facility. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive acquisition opportunity or additional expansion opportunity in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2007 totaled $64,593,000, an increase of 22% compared to $53,128,000 for fiscal 2006. The EBITDA margin, which is EBITDA as a percentage of revenues, for fiscal 2007 was 16.6%, compared to 20.3% for the comparable prior year period.

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

	Twelve Months Ended December 31,
	2007	2006

Income from continuing operations	$32,710	$28,775
Adjustments:
Interest expense	2,438	916
Interest income	(78)	(727)
Income taxes	18,720	16,186
Depreciation and amortization	10,803	7,978
Earnings before interest, income taxes, depreciation and amortization	$64,593	$53,128

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2007, including Cash & Go, Ltd. is as follows:

	Payments Due by Period
	(in thousands)
		Less			More
		than 1	1 -- 3	3 -- 5	than 5
	Total	year	years	years	years

Operating leases	$62,769	$18,707	$28,159	$12,041	$3,862
Employment and consulting contracts
for officers and directors	7,700	1,300	2,600	2,600	1,200
Revolving credit facility (1)	55,000	-	55,000	-	-
Notes payable	6,188	2,250	3,938	-	-
Interest on notes payable	651	375	276	-	-

Total	$132,308	$22,632	$89,973	$14,641	$5,062

(1)	Excludes interest obligations under the line of credit agreement. See Note 9 of Notes to Consolidated Financial Statements.

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

For short-term loan products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers' applications, determining whether to approve a short-term loan based on an application and determining the amount of the short-term loan. The Company is not involved in the Independent Lender's short-term loan approval processes or in determining the lenders' approval procedures or criteria. At December 31, 2007, the outstanding amount of active short-term loans originated by the Independent Lender was $15.5 million.

Since the Company may not be successful in collection of these delinquent accounts, the Company's short-term loan loss provision includes amounts estimated to be adequate to absorb credit losses from short-term loans in the aggregate short-term loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Accrued losses of $811,000 on portfolios owned by the Independent Lender are included in "accrued liabilities" in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from short-term loans expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe that inflation has had a material effect on the volume of customer receivables originated, merchandise sales, or results of operation.

Seasonality

The Company's retail pawn business is seasonal in nature with its highest volume of merchandise sales occurring during the first and fourth calendar quarters of each year which coincides with Valentine's Day and Christmas. The Company's pawn lending and short-term loan activities are also seasonal, with the highest volume of lending activity occurring during the third and fourth calendar quarters of each year. The Company's buy-here/pay-here automotive business is less seasonal, although the Company typically experiences stronger sales and collection volumes in the first quarter as a result of customers receiving tax refunds.

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

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term line of credit and notes payable. At December 31, 2007, the Company had $55,000,000 outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus an applicable margin based on a defined leverage ratio for the Company. See "Note 9 - Revolving Credit Facility and Notes Payable." Based on the average outstanding indebtedness during the year ended December 31, 2007, a 10% increase in interest rates would have increased the Company's interest expense by approximately $198,000 for the year ended December 31, 2007.

The Company's cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a materially adverse effect on the Company's operating results, financial condition, or cash flows.

The Company generates long-term receivables (up to 32 months) through the operation of its automobile finance activities. The long-term financing contracts include fixed interest rates, which expose the Company to the risk that rising interest rates will cause the fair value of the receivables to decline. Because the Company's practice and intention is to hold non-delinquent long-term receivables to maturity, such declines would not be reflected in the Company's Consolidated Balance Sheets. In the event of rising interest rates, the Company would consider increasing the interest rates charged to customers to the extent allowable by applicable law and competitive conditions.

Foreign Currency Risk

The Company bears certain exchange rate risks from its operations in Mexico as approximately $6,706,000 of the Company's outstanding loans in Mexico at December 31, 2007 were contracted and expected to be settled in Mexican pesos. The Company also maintained certain peso-denominated bank balances at December 31, 2007, which converted to a U.S. dollar equivalent of $1,164,000. A 10% increase in the peso to U.S. dollar exchange rate would increase the Company's foreign currency translation exposure on its loan balances and cash by approximately $610,000 and $106,000, respectively.

Gold Price Risk

At December 31, 2007 the Company holds approximately $14,198,000 in jewelry inventories. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of jewelry pledged as collateral by pawn customers. As a result, the Company's profit margins on existing jewelry inventories would be negatively impacted, as would be the potential profit margins on jewelry currently pledged as collateral by pawn customers in the event it is forfeited by the pawn customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Item 8. Financial Statements and Supplementary Data

The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 15(a)(1) and (2) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Report of Management on Internal Control Over Financial Reporting is included in Item 9A of this annual report on Form 10-K. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

Hein & Associates LLP, an independent registered public accounting firm, has audited the consolidated financial statements prepared by management. Their report on the consolidated financial statements is included in Part IV, Item 15. Hein & Associates LLP's report on the Company's internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Hein & Associates LLP
Dallas, Texas
March 12, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under shareholder-approved plans, including its 1990 Stock Option Plan, its 1999 Stock Option Plan, and its 2004 Long-Term Incentive Plan as of December 31, 2007. Additionally, the Company issues warrants to purchase shares of common stock to certain key members of management, members of the Board of Directors that are not employees or officers, and to other third parties. The issuance of warrants is not approved by shareholders, and each issuance is generally negotiated between the Company and such recipients.

			Number of
			securities remaining
			available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted average exercise	compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column A)
	(A)	(B)	(C)
Plan Category
Equity Compensation Plans
Approved by Security
Holders	3,568,900	$14.71	472,288
Equity Compensation Plans
Not Approved by Security
Holders	775,800	3.03	-
Total	4,344,700	$12.62	472,288

Other information required by this item is incorporated herein by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	(1)	Consolidated Financial Statements:		Page
		Report of Independent Registered Public Accounting Firm		F-1
		Consolidated Balance Sheets		F-2
		Consolidated Statements of Income		F-3
		Consolidated Statements of Cash Flows		F-4
		Consolidated Statements of Changes in Stockholders' Equity		F-6
		Notes to Consolidated Financial Statements		F-7

	(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

	(3)	Exhibits:
		3.1(7)	Amended Certificate of Incorporation
		3.2(5)	Amended Bylaws
		4.1(2)	Common Stock Specimen
		10.1(1)	First Cash, Inc. 1990 Stock Option Plan
		10.2(8)	Consulting Agreement - Phillip E. Powell
		10.3(8)	Employment Agreement - Rick L. Wessel
		10.4(3)	Acquisition Agreement - Miraglia, Inc.
		10.5(4)	Acquisition Agreement for Twelve Pawnshops in South Carolina
		10.6(4)	Acquisition Agreement for One Iron Ventures, Inc.
		10.7(4)	First Cash Financial Services, Inc. 1999 Stock Option Plan
		10.8(6)	Executive Incentive Compensation Plan
		10.9(7)	2004 Long-Term Incentive Plan
		10.10(9)	Stock Purchase Agreement - Auto Master
		10.11(9)	Third Amendment to the Credit Agreement
		10.12(10)	Amendment to Consulting Agreement - Phillip E. Powell
		10.13(10)	Amendment to Employment Agreement - Rick L. Wessel
		10.14(11)	Amended and Restated Employment Agreement - Rick L. Wessel
		10.15(12)	Fourth Amendment to the Credit Agreement
		14.1(8)	Code of Ethics
		21.1(13)	Subsidiaries
		23.1(13)	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP
		31.1(13)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.2(13)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		32.1(13)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.2(13)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No.
0 - 19133) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
0 - 19133) and incorporated herein by reference.
(6)	Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 30, 2003.
(7)	Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 29, 2004.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 (File No.
0 - 19133) and incorporated herein by reference.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated August 22, 2006 (File No.
0 - 19133) and incorporated herein by reference.
(10)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No.
0 - 19133) and incorporated herein by reference.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No.
0 - 19133) and incorporated herein by reference.
(12)	Filed as an exhibit to the Current Report on Form 8-K dated September 7, 2007 (File No.
0 - 19133) and incorporated herein by reference.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2008	FIRST CASH FINANCIAL SERVICES, INC.
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
Signature	Capacity	Date

/s/ PHILLIP E. POWELL	Chairman of the Board	March 12, 2008
Phillip E. Powell

/s/ RICK L. WESSEL	Vice Chairman of the Board, President, Chief Executive Officer	March 12, 2008
Rick L. Wessel

/s/ R. NEIL IRWIN	Director	March 12, 2008
R. Neil Irwin

/s/ RICHARD T. BURKE	Director	March 12, 2008
Richard T. Burke

/s/ TARA MACMAHON	Director	March 12, 2008
Tara MacMahon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
    First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Hein & Associates LLP
Dallas, Texas
March 12, 2008

F-1

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2007	2006
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$14,175	$15,535
Finance and service charges receivable	7,867	4,966
Customer receivables, net of allowance of $9,903 and $5,783, respectively	74,532	57,564
Inventories	35,612	28,761
Prepaid expenses and other current assets	9,103	5,901
Discontinued operations	1,509	2,687

Total current assets	142,798	115,414

Customer receivables with long-term maturities, net of allowance of
$10,878 and $3,895, respectively	31,218	14,013
Property and equipment, net	43,762	30,643
Goodwill and other intangible assets, net	72,340	72,544
Other	1,430	1,228

Total assets	$291,548	$233,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$2,250	$2,250
Accounts payable	1,732	1,535
Accrued liabilities	17,066	17,976

Total current liabilities	21,048	21,761

Revolving credit facility	55,000	8,000
Notes payable, net of current portion	3,938	7,188
Deferred income taxes payable	10,353	8,297

Total liabilities	90,339	45,246

Commitments and contingencies (Notes 2 and 11)

Stockholders' equity:
Preferred stock; $.01 par value; 10,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $.01 par value; 90,000 shares authorized;
35,923 and 35,339 shares issued, respectively;
30,723 and 31,679 shares outstanding, respectively	359	353
Additional paid-in capital	111,410	101,949
Retained earnings	169,855	134,567
Common stock held in treasury, 5,200 and 3,661 shares
at cost, respectively	(80,415)	(48,273)

Total stockholders' equity	201,209	188,596

Total liabilities and stockholders' equity	$291,548	$233,842

The accompanying notes are an integral part of these consolidated financial statements.

F-2

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$252,349	$149,473	$102,139
Finance and service charges	131,933	108,677	94,723
Other	4,168	3,973	3,852

	388,450	262,123	200,714

Cost of revenues:
Cost of goods sold	134,615	84,229	61,659
Credit loss provision	58,140	20,452	12,702
Other	358	440	300

	193,113	105,121	74,661

Net revenues	195,337	157,002	126,053

Expenses and other income:
Store operating expenses	101,454	79,203	65,592
Administrative expenses	29,290	24,671	19,412
Depreciation	10,599	7,866	5,752
Amortization	204	112	-
Interest expense	2,438	916	-
Interest income	(78)	(727)	(317)

	143,907	112,041	90,439

Income from continuing operations before
income taxes	51,430	44,961	35,614
Provision for income taxes	18,720	16,186	12,832

Income from continuing operations	32,710	28,775	22,782
Income from discontinued operations, net of
tax of $1,938, $1,670 and $1,464, respectively	3,386	2,969	2,601
Loss from disposal of discontinued operations,
net of tax benefit of $462	(808)	-	-

Net income	$35,288	$31,744	$25,383

Basic income per share (Note 3):
Income from continuing operations	$1.04	$0.92	$0.73
Income from discontinued operations	0.11	0.09	0.08
Loss from disposal of discontinued operations	(0.03)	-	-

Net income per basic share	$1.12	$1.01	$0.81

Diluted income per share (Note 3):
Income from continuing operations	$1.00	$0.88	$0.68
Income from discontinued operations	0.10	0.09	0.08
Loss from disposal of discontinued operations	(0.02)	-	-

Net income per diluted share	$1.08	$0.97	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

F-3

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$35,288	$31,744	$25,383
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	11,074	8,041	5,804
Share-based compensation	233	583	-
Non-cash portion of credit loss provision	43,619	9,920	7,118
Stock option and warrant income tax benefit	-	-	2,066
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(66,793)	(12,211)	-
Finance and service fees receivable	(2,901)	(790)	336
Inventories	(2,736)	(1,964)	(1,563)
Prepaid expenses and other assets	(5,463)	438	(2,832)
Accounts payable and accrued liabilities	(713)	2,660	5,088
Current and deferred income taxes	4,115	(1,868)	695

Net cash flows from operating activities	15,723	36,553	42,095

Cash flows from investing activities:
Pawn customer receivables	(10,352)	(7,095)	(6,665)
Short-term loan customer receivables	(3,584)	(4,805)	1,859
Purchases of property and equipment	(23,989)	(14,716)	(11,993)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(63)	-	-
Acquisition of Auto Master buy-here/pay-here automotive division	-	(23,652)	-

Net cash flows from investing activities	(37,988)	(50,268)	(16,799)

Cash flows from financing activities:
Proceeds from debt	78,875	31,000	-
Payments of debt	(35,125)	(38,052)	-
Purchase of treasury stock	(32,142)	(24,753)	(11,404)
Proceeds from exercise of stock options and warrants	6,816	13,570	2,617
Stock option and warrant income tax benefit	2,481	4,744	-

Net cash flows from financing activities	20,905	(13,491)	(8,787)

Change in cash and cash equivalents	(1,360)	(27,206)	16,509
Cash and cash equivalents at beginning of the year	15,535	42,741	26,232

Cash and cash equivalents at end of the year	$14,175	$15,535	$42,741

The accompanying notes are an integral part of these consolidated financial statements.

F-4

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,422	$738	$-

Income taxes	$13,348	$14,576	$11,380

Supplemental disclosure of non-cash operating activity:
Inventory acquired in repossession	$2,903	$310	$-

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled
through forfeitures of collateral transferred to inventories	$59,789	$49,138	$42,241

Supplemental disclosure of non-cash financing activity:
Notes payable issued in connection with the acquisition of Auto Master	$-	$10,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-5

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Preferred Stock	-	-	-

Common stock:
Balance at beginning of year	$353	$340	$332
Exercise of stock options and warrants	6	13	8

Balance at end of year	359	353	340

Additional paid-in capital:
Balance at beginning of year	101,949	83,065	78,390
Exercise of stock options and warrants, including income tax
benefit of $2,481, $4,744, $2,066, respectively	9,291	18,301	4,675
Stock option expense	233	583	-
Distribution to minority interest in Cash & Go, Ltd., joint venture	(63)	-	-

Balance at end of year	111,410	101,949	83,065

Retained earnings:
Balance at beginning of year	134,567	102,823	77,440
Net income	35,288	31,744	25,383

Balance at end of year	169,855	134,567	102,823

Treasury stock:
Balance at beginning of year	(48,273)	(23,520)	(12,116)
Repurchases of treasury stock	(32,142)	(24,753)	(11,404)

Balance at end of year	(80,415)	(48,273)	(23,520)

Total stockholders' equity	$201,209	$188,596	$162,708

The accompanying notes are an integral part of these consolidated financial statements.

F-6

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (the "Company") was incorporated in Texas on July 5, 1988, and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawns, many of the Company's pawn stores offer short-term loans and credit services. The Company also operates short-term loan stores that provide short-term loans, credit services, check cashing, and other related financial services. On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"), which operates automobile dealerships in the buy-here/pay-here segment of the used-vehicle sales and financing market. The automotive dealerships sell used vehicles and earn finance charges from the related vehicle financing contracts. As of December 31, 2007, the Company owned and operated 278 pawn stores, 182 short-term loan stores and 15 buy-here/pay-here automotive dealerships. The Company is also a 50% owner of Cash & Go, Ltd., a Texas limited partnership that owns and operates 39 financial services kiosks inside convenience stores.

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

On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). Accordingly, the Consolidated Statements of Income for the twelve months ended December 31, 2006 do not include the results of Auto Master prior to August 25, 2006. See Note 4 of Notes to Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Transactions - The Company conducts its operations in Mexico through foreign subsidiaries having the U.S. dollar as their functional currency. Local currency transactions of international subsidiaries that have the U.S. dollar as their functional currency are re-measured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from re-measurement of monetary assets and liabilities are included in store operating expenses.

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

Customer receivables and revenue recognition - Pawn receivables are short-term loans secured by the customer's pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. Short-term loans are cash advances and installment loans with terms that range from seven to 180 days. The Company accrues short-term loan service fees on a constant-yield basis over the term of the short-term loan. In its Texas markets, the Company offers a credit services product ("CSO Program") to assist customers in obtaining a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender"). The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of seven to 180 days. The Company records a liability for collected, but unearned, credit services fees received from its customers. The Company originates installment loan contracts from the sale of used vehicles at its dealerships. Such automotive receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts, net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.

Credit loss provisions - The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its short-term loan and automobile finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowances for credit losses are periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The Company considers short-term loans to be in default if they are not repaid on the due date, and writes off the principal amount and service charge receivable as of the default date. Net defaults and changes in the short-term loan allowance are charged to the short-term loan loss provision. Under the CSO program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the loan. These letters of credit constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term loan and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. An automotive finance receivable account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. The Company considers automotive finance receivables to be in default when a contractually scheduled payment is 90 days past due.

Store operating expenses - Costs incurred in operating the pawn stores, short-term loan stores and buy-here/pay-here dealerships have been classified as store operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, insurance, utilities, cash shortages and other costs incurred by the stores.

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

Long-lived assets - Property, plant and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Management does not believe any of these assets have been impaired at December 31, 2007. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Management has determined that goodwill has not been impaired at December 31, 2007.

Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their cash nature.

Income taxes - The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Also see Note 10 of Notes to Consolidated Financial Statements.

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2007, 2006 and 2005, was $3,739,000, $2,489,000, and $1,964,000, respectively.

Share-based compensation - Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, in accounting for awards of stock options and warrants, whereby at the date of grant, no compensation expense was reflected in income, as all stock options and warrants granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, which replaces SFAS 123 and supersedes APB 25 (see Note 13 of Notes to Consolidated Financial Statements).

Earnings per share - Basic income per share is computed by dividing income by the weighted average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. All share amounts have been retroactively adjusted to give effect to a two-for-one split of the Company's common stock in February 2006 (see Note 3 of Notes to Consolidated Financial Statements).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$32,710	$28,775	$22,782
Income from discontinued operations	3,386	2,969	2,601
Loss from disposal of discontinued operations	(808)	-	-

Net income for calculating basic and
diluted earnings per share	$35,288	$31,744	$25,383

Denominator:
Weighted-average common shares for calculating
basic earnings per share	31,564	31,448	31,506
Effect of dilutive securities:
Convertible note payable	54	19	-
Stock options and warrants	1,206	1,392	1,719

Weighted-average common shares for calculating
diluted earnings per share	32,824	32,859	33,225

Basic income per share:
Income from continuing operations	$1.04	$0.92	$0.73
Income from discontinued operations	0.11	0.09	0.08
Loss from disposal of discontinued operations	(0.03)	-	-

Net income per basic share	$1.12	$1.01	$0.81

Diluted income per share:
Income from continuing operations	$1.00	$0.88	$0.68
Income from discontinued operations	0.10	0.09	0.08
Loss from disposal of discontinued operations	(0.02)	-	-

Net income per diluted share	$1.08	$0.97	$0.76

Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Significant estimates include allowances for doubtful accounts receivable and related credit loss provisions and impairment of goodwill.

Reclassification - Certain amounts for the years ended December 31, 2005 and 2006 have been reclassified in order to conform to the 2007 presentation.

Recent accounting pronouncements - In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. Effective January 1, 2007, the Company adopted FIN 48, as described in Note 10 of Notes to Consolidated Financial Statements.

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

 In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations - Revised" ("SFAS 141(R)").  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.

NOTE 3 - CAPITAL STOCK

In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006. Common stock and all share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock. Subsequent to year end the Company repurchased approximately 84,000 shares under the 2007-authorized program.

In June 2006, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's outstanding common stock. During 2006, the Company repurchased a total of 461,000 common shares under the stock repurchase program for an aggregate purchase price of $8,848,000 or $19.21 per share. During 2007, the Company repurchased approximately 1,539,000 shares to close out the 2006-authorized program for an aggregate purchase price of $32,142,000 or $20.88 per share. The aggregate repurchase price of the 2,000,000 shares repurchased under this plan was $40,990,000, or a weighted-average of $20.49 per share.

In July 2004, the Company's Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company's outstanding common stock. During 2005, the Company repurchased a total of 1,153,000 common shares under the stock repurchase program for an aggregate purchase price of $11,404,000. During 2006, First Cash repurchased approximately 802,000 shares for an aggregate purchase price of $15,905,000 to close out the 2004-authorized program. The weighted average repurchase price of the 3,200,000 shares repurchased under this plan from 2004 through 2006 was $12.32 per share or a total of $39,425,000.

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

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. The total amount of goodwill and identified intangible assets of approximately $19.4 million is expected to be deductible for tax purposes. The results of operations of the acquired company are included in the consolidated financial statements from its date of acquisition.

The allocation of the purchase price is as follows (in thousands):

Cash	$7
Customer receivables	28,531
Inventory	2,578
Other current assets	36
Property, plant and equipment	297
Customer relationships	1,423
Trade name	4,360
Goodwill	13,637
Current liabilities	(2,719)
Debt	(14,490)
Purchase price	$33,660

The following unaudited pro forma information presents the Company's revenues, income from continuing operations, and diluted earnings from continuing operations per share as if the Auto Master acquisition had occurred on January 1, 2006 or 2005 (in thousands, except per share amounts):

	Pro Forma
	Twelve Months Ended December 31,
	2006	2005

Revenues	$298,554	$245,146

Income from continuing operations	$32,566	$26,468

Diluted earnings per share from continuing operations	$0.99	$0.80

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

NOTE 5 - DISCONTINUED OPERATIONS

The Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007. This decision was the result of legislation enacted by the D.C. city council in the fourth quarter of 2007 to cap the maximum annual percentage rate charged on short-term loans at 24%. These rate restrictions made the Company's short-term loan product financially unviable; therefore, the Company made the decision to discontinue the product and close its seven short-term loan stores in D.C. All revenues, expenses and income reported in these financial statements have been adjusted to reflect reclassification of the discontinued D.C. operations. For 2007, the net effect of this reclassification is to decrease diluted earnings from continuing operations by $3,386,000 or $0.10 per share, net of tax, and report this same amount as income from discontinued operations. The Company also recorded, as a component of discontinued operations, a charge of $808,000 or $0.02 per share, net of tax, for store closing expenses and expected credit losses on outstanding short-terms loans receivable.

The carrying amounts of the major classes of assets for the discontinued operations at December 31, 2007 included customer receivables of $1,509,000, net of an allowance for doubtful accounts of $1,006,000, which was classified as a component of current assets. The carrying amounts of liabilities for the discontinued operations at December 31, 2007 were immaterial.

The following table summarizes the operating results of the D.C. short-term loan stores which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Finance and service charges	$8,798	$7,510	$6,979
Other	90	89	82

	8,888	7,599	7,061

Cost of revenues:
Credit loss provision	2,658	1,011	1,107

Net revenues	6,230	6,588	5,954

Expenses and other income:
Store operating expenses	1,905	1,886	1,838
Store depreciation and amortization	271	63	51

	2,176	1,949	1,889

Net store contribution before taxes	$4,054	$4,639	$4,065

NOTE 6 - CUSTOMER RECEIVABLES AND VALUATION ACCOUNTS

Customer receivables, net of unearned finance charges, consist of the following (in thousands):

			Buy-Here/
		Short-Term	Pay-Here
	Pawn	Loan	Automotive	Total
December 31, 2007
Customer receivables with short-term maturities	$41,599	$5,774	$37,062	$84,435
Less allowance for doubtful accounts	-	(326)	(9,577)	(9,903)

	41,599	5,448	27,485	74,532

Customer receivables with long-term maturities	-	-	42,096	42,096
Less allowance for doubtful accounts	-	-	(10,878)	(10,878)

	-	-	31,218	31,218

Total customer receivables	41,599	5,774	79,158	126,531
Less allowance for doubtful accounts	-	(326)	(20,455)	(20,781)

	$41,599	$5,448	$58,703	$105,750

December 31, 2006
Customer receivables with short-term maturities	$32,459	$4,969	$25,919	$63,347
Less allowance for doubtful accounts	-	(146)	(5,637)	(5,783)

	32,459	4,823	20,282	57,564

Customer receivables with long-term maturities	-	-	17,908	17,908
Less allowance for doubtful accounts	-	-	(3,895)	(3,895)

	-	-	14,013	14,013

Total customer receivables	32,459	4,969	43,827	81,255
Less allowance for doubtful accounts	-	(146)	(9,532)	(9,678)

	$32,459	$4,823	$34,295	$71,577

Changes in the allowance for credit losses are as follows (in thousands):

		Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total
December 31, 2007
Balance, beginning of the year	$146	$9,532	$9,678
Provision for credit losses	4,137	39,482	43,619
Charge-offs, net of recoveries	(3,957)	(28,559)	(32,516)

Balance at end of year	$326	$20,455	$20,781

December 31, 2006
Balance, beginning of the year (1)	$155	$9,299	$9,454
Provision for credit losses	1,647	6,137	7,784
Charge-offs, net of recoveries	(1,656)	(5,904)	(7,560)

Balance at end of year	$146	$9,532	$9,678

(1) Buy-here/pay-here beginning balance is as of August 25, 2006, the date of acquistion.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Year Ended December 31,
	2007	2006
Land	$4,648	$715
Buildings	1,002	1,002
Furniture, fixtures, equipment and leasehold improvements	81,695	62,611

	87,345	64,328

Less: accumulated depreciation	(43,583)	(33,685)

	$43,762	$30,643

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2007	2006

Accrued compensation	$4,398	$5,476
Deferred revenue	3,686	4,102
Sales and property taxes payable	2,253	1,289
Reserves for expected losses on outstanding CSO letters of credit	811	569
Money order and money transfer settlements payable	678	743
Third-party lending settlements payable	341	2,909
Other	4,899	2,888

	$17,066	$17,976

Auto Master provides a limited warranty with each vehicle sold that covers the first six months or 6,000 miles from the date of purchase. The Company records liabilities at the time of sale for the estimated costs that may be incurred under the limited warranty. The liability is reduced by actual expenses as they are incurred. Adjustments to the liability are made as management reviews these estimates on a regular basis and adjusts the policy or limited warranty provisions as actual experience differs from historical estimates or other information becomes available. The limited warranty liability, included in "other" accrued liabilities above, is computed as follows (in thousands):

	Year Ended December 31,
	2007	2006
Beginning balance (1)	$523	$280
Payments	(4,860)	(701)
Increase in liability (limited warranty plans issued during period)	5,139	944

Ending balance	$802	$523

(1) The 2006 beginning balance is as of August 25, 2006, the date of the Auto Master acquisition.

NOTE 9 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE

The Company maintains a long-term line of credit with two commercial lenders ("the Credit Facility") which was amended during the third quarter of 2007 to increase the amount available under the line of credit from $50,000,000 to $90,000,000 and to extend the term of the facility until April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 4.6% at December 31, 2007) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2007, the Company had $55,000,000 outstanding under the Credit Facility and the Company had $35,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2007, and March 12, 2008. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At December 31, 2007, the Company had notes payable to individuals arising from the Auto Master acquisition which total $6,188,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest scheduled over the next four years. Of the $6,188,000 in notes payable, $2,250,000 is classified as a current liability and $3,938,000 is classified as long-term debt. One of the notes payable, in the principal amount of $1,000,000, was retired in December 2007.

NOTE 10 - INCOME TAXES

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

As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits and therefore, the Company did not have a liability for accrued interest and penalties. The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

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

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2007, 2006 and 2005 consist of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income from continuing operations before income taxes	$51,430	$44,961	$35,614

Current:
Federal	$9,695	$14,409	$10,599
State and foreign	4,901	2,925	2,406

	14,596	17,334	13,005
Deferred	4,124	(1,148)	(173)

	$18,720	$16,186	$12,832

The principal current and non-current deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Inventory tax-basis difference	$-	$1,385
Foreign tax credits	4,438	2,580
Receivables tax-basis difference	1,064	266
Receivables allowance	4,000	177
Interest accrual on pawn forfeits	677	-
Other	1,775	1,123

Total deferred tax assets	11,954	5,531

Deferred tax liabilities:
Intangible asset amortization	11,428	9,984
Depreciation	447	745
Contract discount on auto receivables	9,179	-
State income taxes, net	547	324
Other	507	508

Total deferred tax liabilities	22,108	11,561

Net deferred tax liablities	$(10,154)	$(6,030)

Reported as:
Other current assets	$199	$2,267
Non-current liabilities - deferred income taxes	(10,353)	(8,297)

Net deferred tax liabilities	$(10,154)	$(6,030)

The effective rate on income from continuing operations differs from the federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,
	2007	2006	2005

Tax at the federal statuatory rate	$18,001	$15,736	$12,465
State and foreign income taxes, net of federal tax benefit
for state taxes of $365, $350 and $271, respectively, and
foreign tax credits of $3,751, $1,861 and $1,574, respectively	727	689	538
Other, net	(8)	(239)	(171)

	$18,720	$16,186	$12,832

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases, including Cash & Go, Ltd., are as follows (in thousands):

Fiscal
2008	$18,707
2009	15,653
2010	12,506
2011	7,827
2012	4,214
Thereafter	3,862
$62,769

Rent expense under such leases was $18,556,000, $15,268,000, and $12,513,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company's financial position, results of operations, or cash flows.

Guarantees - First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, offers a fee-based credit services program ("CSO program") to assist consumers in its Texas markets in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis.

These letters of credit constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires within 60 days from the inception of the associated lending transaction. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2007 was $17,255,000 compared to $14,239,000 at December 31, 2006. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term advance and credit services loss provision. FCC is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Management does not believe any of these assets have been impaired at December 31, 2007. Goodwill and other intangible assets are reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise.

Changes in the carrying value of goodwill were as follows (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total
December 31, 2007
Balance, beginning of year, net of amortization of $8,461	$53,237	$13,637	$66,874
Acquisitions	-	-	-
Adjustments	-	-	-

Balance, end of year	$53,237	$13,637	$66,874

December 31, 2006
Balance, beginning of year, net of amortization of $8,461	$53,237	$-	$53,237
Acquisitions	-	13,637	13,637
Adjustments	-	-	-

Balance, end of year	$53,237	$13,637	$66,874

Other acquired intangible assets were as follows (in thousands):

	2007			2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Customer relationships	$1,423	$(317)	$1,106	$1,423	$(112)	$1,311

Unamortized intangible
assets:
Trade name	$4,360	$-	$4,360	$4,360	$-	$4,360

Customer relationships are generally amortized over six years based on the pattern of economic benefits provided.

Amortization expense for acquired intangible assets was $204,000 and $112,000 for fiscal 2007 and 2006, respectively. Estimated future amortization expense is approximately $200,000 annually over the next five years.

NOTE 13 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

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

At December 31, 2007, 472,000 shares were reserved for future grants under the Plans. Historically, stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option and warrant exercises.

Options and warrants outstanding as of December 31, 2007, are as follows (in thousands, except exercise price and life):
Ranges of			Total Warrants	Weighted-Average	Currently
Exercise Prices			and Options	Remaining Life	Exercisable
$0.67	-	$5.00	1,158	4.5	1,050
$5.01	-	$10.00	260	6.0	260
$10.01	-	$15.00	1,170	7.4	1,170
$15.01	-	$20.00	1,718	7.6	1,668
$20.01	-	$25.00	39	9.3	11
			4,345		4,159

A summary of stock option and warrant activity for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except exercise price):

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,033	$12.58	6,631	$12.04	3,367	$4.87
Granted	35	24.14	89	20.09	5,858	19.14
Exercised	(583)	11.69	(1,438)	9.43	(677)	3.87
Canceled or forfeited	(140)	17.95	(249)	19.11	(1,917)	24.01
Outstanding at end of year	4,345	12.62	5,033	12.58	6,631	12.04

Exercisable at end of year	4,159	12.71	4,773	12.13	6,243	12.47

The tax benefit realized from share options exercised during the year ended December 31, 2007 was $2,481,000. At December 31, 2007, the aggregate intrinsic value for the options outstanding was $16,026,000, of which $14,768,000 million was exercisable at the end of the year, with weighted-average remaining contractual terms of 6.6 years.

The total intrinsic value of options and warrants exercised for fiscal 2007, 2006 and 2005 was $6,749,000 $13,829,000 and $5,870,000, respectively. The aggregate intrinsic value reflects the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all option and warrant holders exercised their options and warrants on December 31, 2007, 2006 and 2005, respectively. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The Company typically issues shares of common stock to satisfy option and warrant exercises.

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

The Company's income before income taxes and net income for fiscal 2007 were approximately $233,000 and $148,000, respectively, less than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25. Basic and diluted net income per share for fiscal 2007 would have each increased by less than $0.01 if the Company had not adopted SFAS 123(R). The Company's income before income taxes and net income for fiscal 2006 were approximately $583,000 and $379,000, respectively, less than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25. Basic and diluted net income per share for fiscal 2006 would have each increased by $0.01, to $1.02 and $0.98, respectively, if the Company had not adopted SFAS 123(R). SFAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS 123(R), such excess tax benefits were presented as operating cash flows. Accordingly, $2,481,000 and $4,744,000 of excess tax benefits has been classified as a financing cash inflow in the fiscal 2007 and fiscal 2006 Consolidated Statements of Cash Flows, respectively. For fiscal 2005, such excess tax benefits amounted to $2,066,000 and were classified as an operating activity cash inflow. As of December 31, 2007, the total compensation cost related to nonvested awards not yet recognized was $548,000, and is expected to be recognized over the weighted-average period of 1.3 years.

Stock options and warrants granted prior to January 1, 2006 were either fully vested and exercisable on the grant date, or vested and become exercisable ratably over a five year period beginning five years from the date of grant. In addition, certain options granted prior to January 1, 2006 included accelerated vesting provisions. As of December 31, 2007, there were no outstanding, unvested options with accelerated vesting features. Of the total share-based compensation expense (before tax benefit) of $583,000 for fiscal 2006, approximately $490,000 related to accelerated vesting of previously issued options as a result of an increase in the market value of the Company's common stock during the first quarter of 2006.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation plans under the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations. If compensation cost for stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) recognized over the vesting period in accordance with SFAS 123, pro forma net income and earnings per share for fiscal 2005 would have been as follows (in thousands, except per share amounts):

2005
Net income, as reported	$25,383
Less: Pro forma stock-based employee compensation determined under the fair value
requirements of SFAS 123, net of income tax benefits	11,178
Adjusted net income	$14,205

Earnings per share:
Basic, as reported	$0.81
Basic, adjusted	$0.45

Diluted, as reported	$0.76
Diluted, adjusted	$0.43

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007		2006		2005
Dividend yield	-		-		-
Volatility	32.5%		32.5%		44.1%
Risk-free interest rate	4.3%		4.0%		3.5%
Expected term of options	4.5	years	6.8	years	4.4	years
Weighted-average fair value of options granted	$8.16		$6.79		$3.72

NOTE 14 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the "Plan") is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $343,000, $279,000 and $257,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 15 - OPERATING SEGMENT INFORMATION

The Company manages its business on the basis of two reportable segments: the pawn and short-term loan segment and the buy-here/pay-here automotive segment. There are no intersegmental sales and each segment is supervised separately. The following tables detail selected balance sheet information regarding the operating segments as of December 31, 2007, 2006 and 2005 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Consolidated
December 31, 2007
Service fees receivable	$7,503	$364	$7,867
Customer receivables, with short- and long-term
maturities, net of allowances	47,047	58,703	105,750
Inventories	26,870	8,742	35,612
Total assets	215,633	75,915	291,548

December 31, 2006
Service fees receivable	$4,833	$133	$4,966
Customer receivables, with short- and long-term
maturities, net of allowances	37,282	34,295	71,577
Inventories	25,034	3,727	28,761
Total assets	195,478	38,364	233,842

December 31, 2005
Service fees receivable	$4,176	$-	$4,176
Customer receivables, with short- and long-term
maturities, net of allowances	31,475	-	31,475
Inventories	21,987	-	21,987
Total assets	185,954	-	185,954

The following tables detail revenues, cost of revenues, net revenues, and certain expenses by operating segment for fiscal 2007, 2006 and 2005 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total
Year Ended December 31, 2007
Revenues:
Merchandise sales	$151,626	$100,723	$252,349
Finance and service charges	124,638	7,295	131,933
Other	3,998	170	4,168

	280,262	108,188	388,450

Cost of revenues:
Cost of goods sold	88,753	45,862	134,615
Credit loss provision	18,658	39,482	58,140
Other	358	-	358

	107,769	85,344	193,113

Net revenues	172,493	22,844	195,337

Expenses and other income:
Store operating expenses	89,418	12,036	101,454
Store depreciation and amortization	9,244	147	9,391

	98,662	12,183	110,845

Net store contribution	$73,831	$10,661	$84,492

Expenditures on property and equipment	$17,024	$6,694	$23,718

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total
Year Ended December 31, 2006
Revenues:
Merchandise sales	$126,436	$23,037	$149,473
Finance and service charges	107,329	1,348	108,677
Other	3,892	81	3,973

	237,657	24,466	262,123

Cost of revenues:
Cost of goods sold	73,731	10,498	84,229
Credit loss provision	14,315	6,137	20,452
Other	440	-	440

	88,486	16,635	105,121

Net revenues	149,171	7,831	157,002

Expenses and other income:
Store operating expenses	76,342	2,861	79,203
Store depreciation and amortization	7,100	17	7,117

	83,442	2,878	86,320

Net store contribution	$65,729	$4,953	$70,682

Expenditures on property and equipment	$14,512	$204	$14,716

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Total
Year Ended December 31, 2005
Revenues:
Merchandise sales	$102,139	$-	$102,139
Finance and service charges	94,723	-	94,723
Other	3,852	-	3,852

	200,714	-	200,714

Cost of revenues:
Cost of goods sold	61,659	-	61,659
Credit loss provision	12,702	-	12,702
Other	300	-	300

	74,661	-	74,661

Net revenues	126,053	-	126,053

Expenses and other income:
Store operating expenses	65,592	-	65,592
Store depreciation and amortization	5,154	-	5,154

	70,746	-	70,746

Net store contribution	$55,307	$-	$55,307

Expenditures on property and equipment	$11,993	$-	$11,993

The following table reconciles net store contribution, as presented above, to income from continuing operations before income taxes for each period presented (in thousands):

	Year Ended December 31,
	2007	2006	2005

Total net store contibution for reportable segments	$84,492	$70,682	$55,307
Administrative depreciation and amortization	(1,412)	(861)	(598)
Administrative expenses (1)	(29,290)	(24,671)	(19,412)
Interest expense	(2,438)	(916)	-
Interest income	78	727	317

Income from continuing operations before
income taxes	$51,430	$44,961	$35,614

(1)

Administrative expenses are comprised of all operating expenses, except for interest, depreciation and amortization, incurred by the Company that are not allocable to specific stores. It is the Company's policy not to allocate such administrative expenses to specific stores or operating segments.

NOTE 16 - GEOGRAPHIC AREAS

The following table shows revenues, selected current assets and long-lived assets (all non-current assets except goodwill) by geographic area (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues:
United States	$288,122	$186,296	$147,588
Mexico	100,328	75,827	53,126

	$388,450	$262,123	$200,714

Customer receivables:
United States	$88,898	$60,468	$22,764
Mexico	16,852	11,109	8,711

	$105,750	$71,577	$31,475

Inventories:
United States	$25,595	$20,002	$14,751
Mexico	10,017	8,759	7,236

	$35,612	$28,761	$21,987

Long-lived assets:
United States	$27,771	$16,804	$13,689
Mexico	17,421	15,067	10,892

	$45,192	$31,871	$24,581

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2007 and 2006, are set forth below. The Company's operations are subject to seasonal fluctuations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Total revenues	$88,121	$90,568	$102,564	$107,197
Cost of revenues	39,305	43,015	51,598	59,195
Net revenues	48,816	47,553	50,966	48,002
Total expenses and other income	33,965	34,868	36,155	38,919
Income from continuing operations	9,406	8,026	9,501	5,777
Income from discontinuing operations	873	859	884	770
Loss from disposal of discontinued operations	-	-	-	(808)
Net income	10,279	8,885	10,385	5,739
Diluted income per share:
Income from continuing operations	0.28	0.24	0.29	0.18
Income from discontinued operations	0.03	0.03	0.03	0.02
Loss from disposal of discontinued operations	-	-	-	(0.02)
Net Income	0.31	0.27	0.32	0.18
Diluted weighted average shares	33,179	33,421	32,880	31,815

2006
Total revenues	$53,984	$54,630	$67,465	$86,044
Cost of revenues	18,238	20,569	27,357	38,957
Net revenues	35,746	34,061	40,108	47,087
Total expenses and other income	24,809	24,811	28,821	33,600
Income from continuing operations	6,943	5,869	7,162	8,801
Income from discontinuing operations	679	626	773	891
Net income	7,622	6,495	7,935	9,692
Diluted income per share:
Income from continuing operations	0.21	0.18	0.22	0.27
Income from discontinued operations	0.02	0.02	0.03	0.03
Net Income	0.23	0.20	0.25	0.30
Diluted weighted average shares	33,119	33,223	32,307	32,785