Form 10-Q
period 2008-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2008-05-09
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-19133

FIRST CASH FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization) 690 East Lamar Blvd., Suite 400 Arlington, Texas (Address of principal executive offices)	75-2237318 (I.R.S. Employer Identification No.) 76011 (Zip Code)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 7, 2008, there were 29,229,335 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,		December 31,
	2008	2007	2007
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$13,689	$12,178	$14,175
Finance and service charges receivable	7,082	5,103	7,867
Customer receivables, net of allowances of $8,409, $6,146 and
$9,903, respectively	74,462	59,278	74,532
Inventories	35,346	30,048	35,612
Prepaid expenses and other current assets	6,095	6,374	9,103
Discontinued operations	320	2,293	1,509

Total current assets	136,994	115,274	142,798

Customer receivables with long-term maturities, net of
allowance of $9,198, $5,888 and $10,878, respectively	30,918	20,709	31,218
Property and equipment, net	47,418	32,821	43,762
Goodwill, net	66,874	66,874	66,874
Intangible assets, net	5,407	5,644	5,466
Other	1,421	1,229	1,430

Total assets	$289,032	$242,551	$291,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$2,250	$2,250	$2,250
Accounts payable	6,357	2,037	1,732
Accrued liabilities	16,918	18,554	17,066
Discontinued operations	91	-	-

Total current liabilities	25,616	22,841	21,048

Revolving credit facility	54,900	4,900	55,000
Notes payable, net of current portion	3,375	6,625	3,938
Deferred income taxes payable	10,053	8,218	10,353

Total liabilities	93,944	42,584	90,339

Stockholders' equity:
Preferred stock	-	-	-
Common stock	361	354	359
Additional paid-in capital	112,241	103,040	111,410
Retained earnings	176,550	144,846	169,855
Common stock held in treasury	(94,064)	(48,273)	(80,415)

Total stockholders' equity	195,088	199,967	201,209

Total liabilities and stockholders' equity	$289,032	$242,551	$291,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,
	2008	2007
	(unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$66,699	$57,234
Finance and service charges	34,783	29,717
Other	1,259	1,170

	102,741	88,121

Cost of revenues:
Cost of goods sold	36,444	30,166
Credit loss provision	15,856	9,031
Other	108	108

	52,408	39,305

Net revenues	50,333	48,816

Expenses and other income:
Store operating expenses	28,801	23,750
Administrative expenses	7,521	7,457
Depreciation	2,926	2,410
Amortization	59	26
Interest expense	912	342
Interest income	(18)	(20)

	40,201	33,965

Income from continuing operations before
income taxes	10,132	14,851
Provision for income taxes	3,735	5,445

Income from continuing operations	6,397	9,406
Income from discontinued operations, net of
tax of $174 and $500, respectively	298	873

Net income	$6,695	$10,279

Basic income per share:
Income from continuing operations	$0.21	$0.30
Income from discontinued operations	0.01	0.02

Net income per basic share	$0.22	$0.32

Diluted income per share:
Income from continuing operations	$0.21	$0.28
Income from discontinued operations	0.01	0.03

Net income per diluted share	$0.22	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2008	2007
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$6,695	$10,279
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,134	2,452
Share-based compensation expense	38	40
Non-cash portion of credit loss provision	12,858	7,458
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(12,607)	(14,564)
Finance and service fees receivable	785	(137)
Inventories	788	(1,867)
Prepaid expenses and other assets	2,759	(723)
Accounts payable and accrued liabilities	2,917	(3,258)
Current and deferred income taxes	1,609	4,508

Net cash flows from operating activities	18,976	4,188

Cash flows from investing activities:
Pawn customer receivables	193	(602)
Short-term loan customer receivables	593	272
Purchases of property and equipment	(6,731)	(4,604)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)

Net cash flows from investing activities	(6,139)	(4,997)

Cash flows from financing activities:
Proceeds from debt	11,000	18,700
Payments of debt	(11,663)	(22,363)
Purchases of treasury stock	(13,649)	-
Proceeds from exercise of stock options and warrants	677	676
Stock option and warrant income tax benefit	312	439

Net cash flows from financing activities	(13,323)	(2,548)

Change in cash and cash equivalents	(486)	(3,357)
Cash and cash equivalents at beginning of the period	14,175	15,535

Cash and cash equivalents at end of the period	$13,689	$12,178

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$941	$354

Income taxes	$2,307	$1,001

Supplemental disclosure of non-cash operating activity:
Inventory acquired in repossession	$570	$290

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled
through forfeitures of collateral transferred to inventories	$16,283	$12,031

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

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2007 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2008 presentation.

Note 2 - Discontinued Operations

Effective December 2007, the Company discontinued its short-term loan operations in the District of Columbia ("D.C."). This was a result of legislation enacted in 2007, which reduced the maximum annual percentage rate charged on short-term loans to 24%, making the Company's short-term loan product financially unviable. All revenues, expenses and income reported herein have been adjusted to reflect reclassification of the discontinued D.C. operations.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Income from continuing operations for calculating basic
earnings per share	$6,397	$9,406
Interest on convertible note, net of taxes	-	11

Income from continuing operations for calculating diluted
earnings per share	6,397	9,417
Income from discontinued operations	298	873

Net income for calculating diluted earnings per share	$6,695	$10,290

Denominator:
Weighted-average common shares for calculating
basic earnings per share	30,588	31,721
Effect of dilutive securities:
Convertible note payable	-	56
Stock options and warrants	529	1,402

Weighted-average common shares for calculating
diluted earnings per share	31,117	33,179

Basic earnings per share:
Income from continuing operations	$0.21	$0.30
Income from discontinued operations	0.01	0.02

Net income per basic share	$0.22	$0.32

Diluted earnings per share:
Income from continuing operations	$0.21	$0.28
Income from discontinued operations	0.01	0.03

Net income per diluted share	$0.22	$0.31

Note 4 - Guarantees

First Cash Credit, Ltd. ("FCC"), a wholly-owned subsidiary of the Company, offers a fee-based credit services program ("CSO program") to assist consumers in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of FCC range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis.

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to FCC for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. FCC's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of March 31, 2008 was $12,185,000 compared to $10,676,000 at March 31, 2007. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. FCC is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 5 - Operating Segment Information

The Company manages its business on the basis of two reportable segments: the pawn and short-term loan segment and the buy-here/pay-here automotive segment. There are no intersegmental sales and each segment is managed separately. The following tables detail selected balance sheet information regarding the operating segments as of March 31, 2008 and March 31, 2007 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Consolidated
March 31, 2008
Customer receivables, with short- and long-term maturities:
Pawn	$41,454	$-	$41,454
Short-term loan	5,488	-	5,488
Buy-here/pay-here	-	76,045	76,045

	46,942	76,045	122,987
CSO short-term loans held by independent third-party (1)	10,906	-	10,906
Allowances for doubtful accounts	(758)	(17,436)	(18,194)

	$57,090	$58,609	$115,699

Service fees receivable	$6,796	$286	$7,082
Inventories	26,797	8,549	35,346
Total assets	209,439	79,593	289,032

March 31, 2007
Customer receivables, with short- and long-term maturities:
Pawn	$33,931	$-	$33,931
Short-term loan	4,314	-	4,314
Buy-here/pay-here	-	53,776	53,776

	38,245	53,776	92,021
CSO short-term loans held by independent third-party (1)	9,532	-	9,532
Allowances for doubtful accounts	(555)	(11,906)	(12,461)

	$47,222	$41,870	$89,092

Service fees receivable	$4,946	$157	$5,103
Inventories	23,675	6,373	30,048
Total assets	193,269	49,282	242,551

(1) CSO short-term loans outstanding are from an independent third-party lender and are not included on the Company's balance sheet.

The following tables detail results of continuing operations by operating segment for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Consolidated
Three Months Ended March 31, 2008
Revenues:
Retail merchandise sales	$28,814	$22,280	$51,094
Wholesale merchandise sales	15,189	416	15,605
Pawn service charges	16,453	-	16,453
Short-term loan and credit services fees	16,279	-	16,279
Buy-here/pay-here finance charges	-	2,051	2,051
Other	1,106	153	1,259

	77,841	24,900	102,741

Cost of revenues:
Cost of goods sold - retail	15,802	11,180	26,982
Cost of goods sold - wholesale	8,942	520	9,462
Credit loss provision	3,725	12,131	15,856
Other	108	-	108

	28,577	23,831	52,408

Net revenues	49,264	1,069	50,333

Expenses and other income:
Store operating expenses	24,417	4,384	28,801
Store depreciation and amortization	2,456	110	2,566

	26,873	4,494	31,367

Net store contribution (loss)	$22,391	$(3,425)	$18,966

Three Months Ended March 31, 2007
Revenues:
Retail merchandise sales	$26,194	$22,372	$48,566
Wholesale merchandise sales	8,251	417	8,668
Pawn service charges	13,318	-	13,318
Short-term loan and credit services fees	15,025	-	15,025
Buy-here/pay-here finance charges	-	1,374	1,374
Other	1,125	45	1,170

	63,913	24,208	88,121

Cost of revenues:
Cost of goods sold - retail	14,668	9,388	24,056
Cost of goods sold - wholesale	5,490	620	6,110
Credit loss provision	2,332	6,699	9,031
Other	108	-	108

	22,598	16,707	39,305

Net revenues	41,315	7,501	48,816

Expenses and other income:
Store operating expenses	21,357	2,393	23,750
Store depreciation and amortization	2,157	14	2,171

	23,514	2,407	25,921

Net store contribution (loss)	$17,801	$5,094	$22,895

The following table reconciles net store contribution, as presented above, to income from continuing operations before income taxes for each period presented (in thousands):

	Three Months Ended March 31,
	2008	2007

Total net store contribution for reportable segments	$18,966	$22,895
Administrative depreciation and amortization	(419)	(265)
Administrative expenses (1)	(7,521)	(7,457)
Interest expense	(912)	(342)
Interest income	18	20

Income from continuing operations before income taxes	$10,132	$14,851

(1)   Administrative expenses are comprised of all operating expenses, except for interest, depreciation and amortization, incurred by the Company that are not allocable to specific stores. It is the Company's policy not to allocate such administrative expenses to specific stores or operating segments.

Expenditures for property and equipment for the first quarter of 2008 total $6,731,000. Of this amount, $2,310,000 was related to the pawn and short-term loan segment and $3,847,000 was related to the buy-here/pay-here automotive segment. Expenditures for property and equipment for the first quarter of 2007 total $4,604,000. Of this amount, $3,566,000 was related to the pawn and short-term loan segment and $371,000 was related to the buy-here/pay-here automotive segment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates revenue from four primary products and services, which are (i) pawn revenues, (ii) short-term loan revenues, (iii) credit services fees, and (iv) buy-here/pay-here automotive revenues.

The Company's pawn revenue is derived primarily from service fees on pawns and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company's short-term loan revenue is derived primarily from fees on short-term loans and credit services fees. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the short-term loan, which is generally thirty-one days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses.

First Cash Credit, Ltd., ("FCC") a wholly-owned subsidiary of the Company, offers a fee-based credit services organization program ("CSO program") to assist customers in all of the Company's Texas locations in obtaining credit. Under the CSO program, FCC assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of FCC have terms of 7 to 180 days. The Company records a liability for the estimated fair value of the liability under the letters of credit.

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

OPERATIONS AND LOCATIONS

As of March 31, 2008, the Company had 480 locations in thirteen U.S. states and twelve states in Mexico, which represents a 13% increase over the 424 locations open at March 31, 2007. A total of nine new retail locations were opened during the first quarter of 2008. The openings were a combination of pawn stores, short-term loan stores and Auto Master buy-here/pay-here dealerships. The following table details store counts for the three month period ended March 31, 2008:

				Mexico
	U.S. Locations			Locations
		Short-Term
		Loan/	Buy-Here/	Pawn/
		Check	Pay-Here	Short-Term
	Pawn	Cashing	Automotive	Loan	Total
	Stores	Stores	Dealerships	Stores	Locations

Three Months Ended March 31, 2008
Total locations, beginning of period	96	157	15	207	475
New locations opened	-	2	1	6	9
Locations closed or consolidated	(1)	(1)	-	(2)	(4)

Total locations, end of period	95	158	16	211	480

For the three month period ended March 31, 2008, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. During the three months ended March 31, 2008, the Company did not open or close any Cash & Go, Ltd. kiosks.

While the Company has had significant increases in revenues due to new store openings in 2008 and 2007, the Company has also incurred increases in operating expenses attributable to the additional locations. Operating expenses consist of all items directly related to the operation of the Company's stores and dealerships, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collections operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the first quarter of 2007, the Company relocated one store that involved a significant change in the size of its retail showroom, and accordingly, the expanded store has been excluded from the same-store calculations. Non-retail sales of scrap jewelry and automobiles are included in same-store revenue calculations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company's financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option") and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141, "Business Combinations - Revised" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near-term and long-term economic impact of expensing transaction costs up front.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS  161"). SFAS  161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company's financial position or results of operations.

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2008, compared to the three months ended March 31, 2007

The following table (in thousands) details the components of revenues for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007:
	Three Months Ended March 31,
	2008	2007	Increase/(Decrease)
Domestic revenues:
Pawn retail merchandise sales	$16,724	$16,390	$334	2%
Pawn scrap jewelry sales	6,608	3,850	2,758	72%
Pawn service charges	8,773	7,756	1,017	13%
Short-term loan and credit services fees	15,803	14,958	845	6%
Buy-here/pay-here retail automobile sales	22,280	22,372	(92)	0%
Buy-here/pay-here wholesale automobile sales	416	417	(1)	0%
Buy-here/pay-here finance charges	2,051	1,374	677	49%
Other	1,259	1,170	89	8%

	$73,914	$68,287	$5,627	8%

Foreign revenues:
Pawn retail merchandise sales	$12,090	$9,804	$2,286	23%
Pawn scrap jewelry sales	8,581	4,401	4,180	95%
Pawn service charges	7,680	5,562	2,118	38%
Short-term loan and credit services fees	476	67	409	610%

	$28,827	$19,834	$8,993	45%

Total revenues:
Pawn retail merchandise sales	$28,814	$26,194	$2,620	10%
Pawn scrap jewelry sales	15,189	8,251	6,938	84%
Pawn service charges	16,453	13,318	3,135	24%
Short-term loan and credit services fees	16,279	15,025	1,254	8%
Buy-here/pay-here retail automobile sales	22,280	22,372	(92)	0%
Buy-here/pay-here wholesale automobile sales	416	417	(1)	0%
Buy-here/pay-here finance charges	2,051	1,374	677	49%
Other	1,259	1,170	89	8%

	$102,741	$88,121	$14,620	17%

The following table (in thousands) details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and buy-here/pay-here automotive receivables as of March 31, 2008, as compared to March 31, 2007:

	Balance at March 31,
	2008	2007	Increase/(Decrease)
Domestic customer receivables & CSO loans outstanding:
Pawn receivables	$22,212	$19,529	$2,683	14%
Short-term loan receivables, net of allowance	4,879	4,103	776	19%
CSO short-term loans held by independent third-party (1)	10,319	9,105	1,214	13%
Buy-here/pay-here receivables, with short- and
long-term maturities, net of allowance	58,609	41,870	16,739	40%

	96,019	74,607	21,412	29%

Foreign customer receivables:
Pawn receivables	19,242	14,402	4,840	34%
Short-term loan receivables, net of allowance	438	83	355	428%

	19,680	14,485	5,195	36%

Total customer receivables and CSO loans outstanding:
Pawn receivables	41,454	33,931	7,523	22%
Short-term loan receivables, net of allowance	5,317	4,186	1,131	27%
CSO short-term loans held by independent third-party (1)	10,319	9,105	1,214	13%
Buy-here/pay-here receivables, with short- and
long-term maturities, net of allowance	58,609	41,870	16,739	40%

	$115,699	$89,092	$26,607	30%

(1)      CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn & Short-Term Loan Segment

The 22% increase in year-over-year revenue for the pawn and short-term loan segment was due to a combination of strong same-store revenue growth and the opening of new stores. Combined pawn retail and wholesale scrap merchandise sales increased by 28%. The 84% increase in wholesale scrap jewelry sales during the first quarter of 2008 was primarily due to a 16% increase in the quantity of gold sold and a 40% increase in the weighted-average selling price of scrap gold. Retail sales of pawn merchandise grew at a lesser rate, as the Company elected to scrap a greater percentage of pawn inventories, given increased scrap margins and lower selling costs associated with scrap sales. The 24% increase in pawn service charge revenue was consistent with the increase in pawn receivables, which reflected increased consumer demand and continued expansion in Mexico. The increase in short-term loan and credit services revenue was due primarily to increased loan balances in the Company's free-standing short-term loan stores. Short-term loan balances and related revenue were flat or slightly decreased in the Company's pawn stores and joint venture kiosks, reflecting increased competition from free-standing short-term loan stores. In addition, revenue in the Company's Oregon locations decreased by $294,000, primarily as a result of additional regulatory restrictions enacted in July 2007.

Same-store revenue in the pawn and short-term loan stores (stores that were in operation during all of the first quarter of both 2008 and 2007) increased 17%, or $10,930,000, for the first quarter of 2008 as compared to the same quarter last year. Revenues generated by the new pawn and short-term loan stores opened since January 1, 2007 increased by $2,232,000, compared to the same quarter last year.

The gross profit margin on total pawn merchandise sales was 43.8% during the first quarter of 2008, compared to 41.5% during the first quarter of 2007. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 45.2% during the first quarter of 2008, compared to 44.0% in the first quarter of 2007. Gross margin on sales of scrap jewelry was 41.1% in the first quarter of 2008 compared to 33.5% in the first quarter of 2007. The increase in both retail and wholesale margins is due primarily to increased gold prices compared to the same period last year.

The Company's short-term loan and credit services loss provision increased to 22.9% of short-term loan and credit services fee revenues during the first quarter of 2008, compared to 15.5% during the first quarter of 2007. The increase was primarily related to higher loss rates in the Company's newer locations, which typically experience higher loss rates than the Company's more mature stores. The Company currently has disproportionately more of its short-term loan revenue being generated by its newer stores, as compared to the prior year. The Company's loss reserve on short-term loan receivables increased to $171,000 at March 31, 2008 from $128,000 at March 31, 2007. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $587,000 at March 31, 2008, compared to $427,000 at March 31, 2007, which is included as a component of the Company's accrued liabilities. The increases in the reserves were consistent with increases in the loan balances and the credit provision.

Pawn and short-term loan store operating expenses increased 14% to $24,417,000 during the first quarter of 2008, compared to $21,357,000 during the first quarter of 2007, primarily as a result of the net addition of 72 new pawn and short-term loan stores since January 1, 2007, which is an 18% increase in the store count.

The net store profit contribution from the pawn and short-term loan segment for the current-year quarter was $22,391,000, an increase of 26% over the prior-year quarter of $17,801,000.

Buy-Here/Pay-Here Automotive Segment

Total revenue from Auto Master increased by 3% in the first quarter of 2008 compared to the prior-year quarter. While finance fee income increased by 49%, retail automobile sales were flat, reflecting continued consumer weakness previously noted in the fourth quarter of 2007. In addition, certain strategic initiatives implemented by the Company in the latter part of 2007 to improve credit quality, which included more rigid underwriting standards and larger down payment requirements for certain customers, contributed to same-store sales declines of 37% for the quarter. During this period, Auto Master sold approximately 2,100 vehicles to retail customers for an average selling price of $10,600 per vehicle, compared to 2,200 vehicles sold in the prior-year quarter at an average price of $10,300. During the first quarter of 2008, the Company operated a weighted-average of 16 dealerships, compared to the prior-year quarter when the Company operated a weighted-average of 11 dealerships.

The retail automobile gross margin was 50% for the quarter, compared to 58% in the prior-year quarter. The margin adjustment was primarily the result of a deliberate strategy to deliver higher quality vehicles to customers at similar historical price points. The Company believes that selling newer, lower mileage cars will reduce warranty expenses, improve collection results and increase customer satisfaction.

The automotive credit loss provision was $12,131,000 for the first quarter of 2008, compared to a $6,699,000 provision for the prior-year quarter. The increase in the provision reflects the year-over-year increase in the receivable portfolio and increased write-off volumes that the Company began to experience in the fourth quarter of 2007. The Company has implemented certain initiatives over the past several months to improve collections and reduce the credit loss provision. In addition to the tightening of underwriting/down payment standards and improvements to product quality, as noted above, the Company has made significant management changes and reorganizations, and it recently opened a new, fully-centralized collections center near the First Cash corporate headquarters in Texas. The combined effect of these initiatives began to positively impact collections over the course of the first quarter. While the credit loss provision increased over the prior-year quarter, it decreased by $3,395,000 compared to the fourth quarter of 2007, the most recent sequential quarter. In addition, the percentage of accounts over 30 days past due decreased by 29% over the course of the first quarter. The Company's loss reserve on automotive receivables was $17,436,000 at March 31, 2008, compared to $11,906,000 at March 31, 2007. The loss reserve as a percentage of customer receivables was 23% at March 31, 2008, compared to 22% at March 31, 2007.

Automotive dealership operating expenses increased 83% to $4,384,000 during the first quarter of 2008, compared to $2,393,000 during the first quarter of 2007, primarily as a result of the addition of six new dealerships since January 1, 2007, which is a 60% increase in the store count. The net store loss from the automotive segment for the current-year quarter was $3,425,000, compared to the prior-year quarter net store profit of $5,094,000.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased less than 1% to $7,521,000 during the first quarter of 2008 compared to $7,457,000 during the first quarter of 2007. The Company incurred interest expense in the first quarter of 2008 of $912,000, compared to $342,000 for the first quarter of 2007 due primarily to higher amounts of interest-bearing debt related to stock repurchases.

For the first quarter of 2008 and 2007, the Company's effective income tax rates of 36.9% and 36.7%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

Income from continuing operations decreased 32% to $6,397,000 during the first quarter of 2008 compared to $9,406,000 during the first quarter of 2007. Net income decreased 35% to $6,695,000 during the first quarter of 2008 compared to $10,279,000 during the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company's primary sources of liquidity were $13,689,000 in cash and cash equivalents, $112,462,000 in receivables, $35,346,000 in inventories and $35,100,000 of available and unused funds under the Company's long-term line of credit. The Company had working capital of $111,378,000 as of March 31, 2008.

The Company has a $90,000,000 long-term line of credit with two commercial lenders, (the "Credit Facility"), which expires in April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 2.7% at March 31, 2008) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, and depreciation for the trailing twelve months. At March 31, 2008, the Company had $54,900,000 outstanding under the Credit Facility and $35,100,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of March 31, 2008, and May 7, 2008. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At March 31, 2008, the Company has notes payable to individuals arising from the Auto Master acquisition that total $5,625,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest. Of the $5,625,000 in notes payable, $2,250,000 is classified as a current liability, and $3,375,000 is classified as long-term debt.

The following table sets forth certain historical information with respect to the Company's statements of cash flows:
	Three Months Ended March 31,
	2008	2007
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$6,695	$10,279
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,134	2,452
Share-based compensation expense	38	40
Non-cash portion of credit loss provision	12,858	7,458
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(12,607)	(14,564)
Finance and service fees receivable	785	(137)
Inventories	788	(1,867)
Prepaid expenses and other assets	2,759	(723)
Accounts payable and accrued liabilities	2,917	(3,258)
Current and deferred income taxes	1,609	4,508

Net cash flows from operating activities	18,976	4,188

Cash flows from investing activities:
Pawn customer receivables	193	(602)
Short-term loan customer receivables	593	272
Purchases of property and equipment	(6,731)	(4,604)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)

Net cash flows from investing activities	(6,139)	(4,997)

Cash flows from financing activities:
Proceeds from debt	11,000	18,700
Payments of debt	(11,663)	(22,363)
Purchases of treasury stock	(13,649)	-
Proceeds from exercise of stock options and warrants	677	676
Stock option and warrant income tax benefit	312	439

Net cash flows from financing activities	(13,323)	(2,548)

Change in cash and cash equivalents	(486)	(3,357)
Cash and cash equivalents at beginning of the period	14,175	15,535

Cash and cash equivalents at end of the period	$13,689	$12,178

During the first quarter of 2008, the Company repurchased approximately 1,352,000 shares of common stock at an aggregate cost of $13,652,000 and an average cost per share of $10.10. There were no shares repurchased during the first quarter of 2007. The Company funded $6.7 million in capital expenditures during the first quarter of 2008 related primarily to new store locations and a centralized collections facility for Auto Master.

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

Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion plans for fiscal 2008. Other than the Credit Facility and other existing notes, the Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion.

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

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve month period ended March 31, 2008 totaled $60,995,000, an increase of 5% compared to $58,331,000 for the trailing twelve month period ended March 31, 2007. The EBITDA margin (EBITDA as a percentage of revenues) for the twelve month period ended March 31, 2008 was 15%, compared to 20% for the comparable prior year period.

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

The following table provides a reconciliation of income from continuing operations to EBITDA (in thousands):

	Trailing Twelve Months Ended March 31,
	2008	2007

Income from continuing operations	$29,701	$31,238
Adjustments:
Income taxes	17,010	17,637
Depreciation and amortization	11,352	8,724
Interest expense	3,008	1,258
Interest income	(76)	(526)

Earnings before interest, income taxes, depreciation and amortization	$60,995	$58,331

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, earnings growth, expansion strategies, store and dealership openings, liquidity, cash flows, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in consumer borrowing and repayment behaviors, changes in credit markets, credit losses, changes or increases in competition, the ability to locate, open and staff new stores and dealerships, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization in Texas, new legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term loan businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are further and more completely described in the Company's 2007 Annual Report on Form 10-K (see "Item 1A. Risk Factors").

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

Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2007 Annual Report on Form 10-K. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company's 2007 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously reported in the Company's 2007 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2008 through March 31, 2008, the Company issued 147,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $988,000 (including income tax benefit).

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

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock. No shares were repurchased under this 2007-authorized program during 2007. In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the first quarter of 2008:
	Total	Average	Total Number of	Maximum Number
	Number	Price	Shares Purchased	Of Shares that May
	Of Shares	Paid	As Part of Publicly	Yet be Purchased
	Purchased	Per Share	Announced Plans	Under the Plans

January 1 through January 31, 2008	-	$ -	-	-
February 1 through February 29, 2008	-	-	-	-
March 1 through March 31, 2008	1,352,137	10.10	1,352,137	1,647,863

Total	1,352,137	$ 10.10	1,352,137

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
Dated: May 7, 2008	FIRST CASH FINANCIAL SERVICES, INC.
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