Form 10-Q
period 2008-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2008-07-24
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or
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
☐ Yes ☒ No

As of July 22, 2008, there were 29,229,335 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,

	2008	2007	2007
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$13,558	$18,779	$14,175
Finance and service charges receivable	7,688	5,710	7,867
Customer receivables, net of allowances of $7,842,
$6,513 and 9,903, respectively	80,431	66,592	74,532
Inventories	37,007	32,168	35,612
Prepaid expenses and other current assets	6,175	8,634	9,103
Discontinued operations	-	2,769	1,509

Total current assets	144,859	134,652	142,798

Customer receivables with long-term maturities, net of allowance
of $8,301, $6,769 and $10,878, respectively	31,592	25,563	31,218
Property and equipment, net	48,011	38,988	43,762
Goodwill, net	66,874	66,874	66,874
Intangible assets, net	5,348	5,585	5,466
Other	1,373	1,322	1,430

Total assets	$298,057	$272,984	$291,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$2,250	$2,250	$2,250
Accounts payable	1,716	1,626	1,732
Accrued liabilities	19,645	16,269	17,066

Total current liabilities	23,611	20,145	21,048

Revolving credit facility	63,400	22,900	55,000
Notes payable, net of current portion	2,813	6,063	3,938
Deferred income taxes payable	9,753	8,138	10,353

Total liabilities	99,577	57,246	90,339

Stockholders' equity:
Preferred stock	-	-	-
Common stock	361	358	359
Additional paid-in capital	112,279	109,922	111,410
Retained earnings	183,252	153,731	169,855
Common stock held in treasury	(97,412)	(48,273)	(80,415)

Total stockholders' equity	198,480	215,738	201,209

Total liabilities and stockholders' equity	$298,057	$272,984	$291,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$69,703	$58,264	$136,402	$115,498
Finance and service charges	35,157	31,287	69,940	61,004
Other	1,088	1,017	2,347	2,187

	105,948	90,568	208,689	178,689

Cost of revenues:
Cost of goods sold	37,997	30,898	74,441	61,064
Credit loss provision	16,024	12,013	31,880	21,044
Other	76	104	184	212

	54,097	43,015	106,505	82,320

Net revenues	51,851	47,553	102,184	96,369

Expenses and other income:
Store operating expenses	28,776	24,420	57,577	48,170
Administrative expenses	8,598	7,311	16,119	14,768
Depreciation	2,938	2,729	5,864	5,139
Amortization	59	59	118	85
Interest expense	772	367	1,684	709
Interest income	(12)	(18)	(30)	(38)

	41,131	34,868	81,332	68,833

Income from continuing operations before
income taxes	10,720	12,685	20,852	27,536
Provision for income taxes	3,963	4,659	7,698	10,104

Income from continuing operations	6,757	8,026	13,154	17,432
Income/(loss) from discontinued
operations, net of tax of ($32), $492,
$142 and $991, respectively	(55)	859	243	1,732

Net income	$6,702	$8,885	$13,397	$19,164

Basic income per share:
Income from continuing operations	$0.23	$0.25	$0.44	$0.55
Income/(loss) from discontinued
operations	-	0.03	0.01	0.05

Net income per basic share	$0.23	$0.28	$0.45	$0.60

Diluted income per share:
Income from continuing operations	$0.23	$0.24	$0.43	$0.52
Income/(loss) from discontinued
operations	-	0.03	0.01	0.06

Net income per diluted share	$0.23	$0.27	$0.44	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,

	2008	2007
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$13,397	$19,164
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,131	5,257
Share-based compensation expense	77	136
Non-cash portion of credit loss provision	25,500	16,389
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(26,659)	(30,306)
Finance and service fees receivable	179	(744)
Inventories	1,134	(1,573)
Prepaid expenses and other assets	2,727	(661)
Accounts payable and accrued liabilities	(394)	(1,616)
Current and deferred income taxes	2,615	(2,325)

Net cash flows from operating activities	24,707	3,721

Cash flows from investing activities:
Pawn customer receivables	(5,547)	(6,121)
Short-term loan customer receivables	(587)	(2,456)
Purchases of property and equipment	(10,262)	(13,517)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)

Net cash flows from investing activities	(16,590)	(22,157)

Cash flows from financing activities:
Proceeds from debt	25,550	37,200
Payments of debt	(18,275)	(23,425)
Purchases of treasury stock	(16,997)	-
Proceeds from exercise of stock options and warrants	676	5,852
Income tax benefit from exercise of stock options and warrants	312	2,053

Net cash flows from financing activities	(8,734)	21,680

Change in cash and cash equivalents	(617)	3,244
Cash and cash equivalents at beginning of the period	14,175	15,535

Cash and cash equivalents at end of the period	$13,558	$18,779

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,705	$694

Income taxes	$5,283	$11,393

Supplemental disclosure of non-cash operating activity:
Inventory acquired in repossession	$1,285	$1,042

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled
through forfeitures of collateral transferred to inventories	$34,697	$26,468

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

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2007 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Numerator:
Income from continuing operations for calculating
basic earnings per share	$6,757	$8,026	$13,154	$17,432
Interest on convertible note, net of taxes	-	11	-	22

Income from continuing operations for calculating
diluted earnings per share	6,757	8,037	13,154	17,454
Income/(loss) from discontinued operations	(55)	859	243	1,732

Net income for calculating diluted earnings per share	$6,702	$8,896	$13,397	$19,186

Denominator:
Weighted-average common shares for calculating
basic earnings per share	29,233	32,001	29,910	31,862
Effect of dilutive securities:
Convertible note payable	-	56	-	56
Stock options and warrants	620	1,364	575	1,378

Weighted-average common shares for calculating
diluted earnings per share	29,853	33,421	30,485	33,296

Basic earnings per share:
Income from continuing operations	$0.23	$0.25	$0.44	$0.55
Income/(loss) from discontinued operations	-	0.03	0.01	0.05

Net income per basic share	$0.23	$0.28	$0.45	$0.60

Diluted earnings per share:
Income from continuing operations	$0.23	$0.24	$0.43	$0.52
Income/(loss) from discontinued operations	-	0.03	0.01	0.06

Net income per diluted share	$0.23	$0.27	$0.44	$0.58

Note 4 - Guarantees

The Company offers a fee-based credit services organization program ("CSO program") to assist consumers, primarily in Texas markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis.

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of June 30, 2008 was $13,957,000 compared to $12,700,000 at June 30, 2007. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 5 - Operating Segment Information

The Company manages its business on the basis of two reportable segments: the pawn and short-term loan segment and the buy-here/pay-here automotive segment. There are no intersegmental sales and each segment is managed separately. The following tables detail selected balance sheet information regarding the operating segments as of June 30, 2008 and June 30, 2007 (in thousands):

	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Consolidated

June 30, 2008
Customer receivables, with short- and long-term maturities:
Pawn	$45,588	$-	$45,588
Short-term loan	6,328	-	6,328
Buy-here/pay-here	-	76,250	76,250

	51,916	76,250	128,166
CSO short-term loans held by independent third-party (1)	12,538	-	12,538
Allowances for doubtful accounts	(935)	(15,866)	(16,801)

	$63,519	$60,384	$123,903

Service fees receivable	$7,428	$260	$7,688
Inventories	28,755	8,252	37,007
Total assets	217,129	80,928	298,057

June 30, 2007
Customer receivables, with short- and long-term maturities:
Pawn	$37,788	$-	$37,788
Short-term loan	5,066	-	5,066
Buy-here/pay-here	-	62,583	62,583

	42,854	62,583	105,437
CSO short-term loans held by independent third-party (1)	11,336	-	11,336
Allowances for doubtful accounts	(688)	(13,102)	(13,790)

	$53,502	$49,481	$102,983

Service fees receivable	$5,500	$210	$5,710
Inventories	26,272	5,896	32,168
Total assets	213,882	59,102	272,984

(1) CSO short-term loans outstanding are from an independent third-party lender and are not included on the Company's balance sheet.

The following tables detail results of continuing operations by operating segment for the three months ended June 30, 2008 and June 30, 2007 (in thousands):
	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Consolidated

Three Months Ended June 30, 2008
Revenues:
Retail merchandise sales	$29,920	$23,711	$53,631
Wholesale merchandise sales	15,635	437	16,072
Pawn service charges	17,119	-	17,119
Short-term loan and credit services fees	15,932	-	15,932
Buy-here/pay-here finance charges	-	2,106	2,106
Other	951	137	1,088

	79,557	26,391	105,948

Cost of revenues:
Cost of goods sold - retail	16,255	11,495	27,750
Cost of goods sold - wholesale	9,687	560	10,247
Credit loss provision	4,462	11,562	16,024
Other	76	-	76

	30,480	23,617	54,097

Net revenues	49,077	2,774	51,851

Expenses and other income:
Store operating expenses	24,771	4,005	28,776
Store depreciation and amortization	2,399	174	2,573

	27,170	4,179	31,349

Net store contribution (loss)	$21,907	$(1,405)	$20,502

Three Months Ended June 30, 2007
Revenues:
Retail merchandise sales	$26,419	$23,530	$49,949
Wholesale merchandise sales	7,584	731	8,315
Pawn service charges	13,797	-	13,797
Short-term loan and credit services fees	15,721	-	15,721
Buy-here/pay-here finance charges	-	1,769	1,769
Other	980	37	1,017

	64,501	26,067	90,568

Cost of revenues:
Cost of goods sold - retail	14,924	9,920	24,844
Cost of goods sold - wholesale	5,037	1,017	6,054
Credit loss provision	4,634	7,379	12,013
Other	104	-	104

	24,699	18,316	43,015

Net revenues	39,802	7,751	47,553

Expenses and other income:
Store operating expenses	21,609	2,811	24,420
Store depreciation and amortization	2,418	22	2,440

	24,027	2,833	26,860

Net store contribution (loss)	$15,775	$4,918	$20,693

The following tables detail results of continuing operations by operating segment for the six months ended June 30, 2008 and June 30, 2007 (in thousands):
	Pawn and	Buy-Here/
	Short-Term	Pay-Here
	Loan	Automotive	Consolidated

Six Months Ended June 30, 2008
Revenues:
Retail merchandise sales	$58,734	$45,991	$104,725
Wholesale merchandise sales	30,824	853	31,677
Pawn service charges	33,572	-	33,572
Short-term loan and credit services fees	32,211	-	32,211
Buy-here/pay-here finance charges	-	4,157	4,157
Other	2,057	290	2,347

	157,398	51,291	208,689

Cost of revenues:
Cost of goods sold - retail	32,057	22,675	54,732
Cost of goods sold - wholesale	18,629	1,080	19,709
Credit loss provision	8,187	23,693	31,880
Other	184	-	184

	59,057	47,448	106,505

Net revenues	98,341	3,843	102,184

Expenses and other income:
Store operating expenses	49,188	8,389	57,577
Store depreciation and amortization	4,855	284	5,139

	54,043	8,673	62,716

Net store contribution (loss)	$44,298	$(4,830)	$39,468

Six Months Ended June 30, 2007
Revenues:
Retail merchandise sales	$52,613	$45,902	$98,515
Wholesale merchandise sales	15,835	1,148	16,983
Pawn service charges	27,115	-	27,115
Short-term loan and credit services fees	30,746	-	30,746
Buy-here/pay-here finance charges	-	3,143	3,143
Other	2,105	82	2,187

	128,414	50,275	178,689

Cost of revenues:
Cost of goods sold - retail	29,592	19,308	48,900
Cost of goods sold - wholesale	10,527	1,637	12,164
Credit loss provision	6,966	14,078	21,044
Other	212	-	212

	47,297	35,023	82,320

Net revenues	81,117	15,252	96,369

Expenses and other income:
Store operating expenses	42,966	5,204	48,170
Store depreciation and amortization	4,575	36	4,611

	47,541	5,240	52,781

Net store contribution (loss)	$33,576	$10,012	$43,588

The following table reconciles net store contribution, as presented above, to income from continuing operations before income taxes for each period presented (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Total net store contribution for reportable segments	$20,502	$20,693	$39,468	$43,588
Administrative depreciation and amortization	(424)	(348)	(843)	(613)
Administrative expenses (1)	(8,598)	(7,311)	(16,119)	(14,768)
Interest expense	(772)	(367)	(1,684)	(709)
Interest income	12	18	30	38

Income from continuing operations before income taxes	$10,720	$12,685	$20,852	$27,536

(1) Administrative expenses are comprised of all operating expenses, except for interest, depreciation and amortization, incurred by the Company that are not allocable to specific stores. It is the Company's policy not to allocate such administrative expenses to specific stores or operating segments.

Expenditures for property and equipment for the second quarter of 2008 total $3,531,000. Of this amount, $2,618,000 was related to the pawn and short-term loan segment and $641,000 was related to the buy-here/pay-here automotive segment. Expenditures for property and equipment for the second quarter of 2007 total $8,913,000. Of this amount, $3,061,000 was related to the pawn and short-term loan segment and $839,000 was related to the buy-here/pay-here automotive segment.

Expenditures for property and equipment for the six months ended June 30, 2008 total $10,262,000. Of this amount, $4,928,000 was related to the pawn and short-term loan segment and $4,488,000 was related to the buy-here/pay-here automotive segment. Expenditures for property and equipment for the six months ended June 30, 2007 total $13,517,000. Of this amount, $6,626,000 was related to the pawn and short-term loan segment and $1,211,000 was related to the buy-here/pay-here automotive segment.

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

The Company offers a fee-based credit services organization program ("CSO program") to assist customers, primarily in Texas markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of the Company have terms of 7 to 180 days. The Company records a liability for the estimated fair value of the liability under the letters of credit.

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

OPERATIONS AND LOCATIONS

As of June 30, 2008, the Company had 495 locations in thirteen U.S. states and twelve states in Mexico, which represents a 12% increase over the 443 locations open at June 30, 2007. A total of 15 new retail locations were opened during the second quarter of 2008. The openings were a combination of pawn stores and short-term loan stores. The following table details store counts for the three and six-month periods ended June 30, 2008:
				Mexico
	U.S. Locations			Locations

			Buy-Here/	Pawn/
		Short-Term	Pay-Here	Short-Term
	Pawn	Loan	Automotive	Loan	Total
	Stores	Stores	Dealerships	Stores	Locations

Three Months Ended June 30, 2008
Total locations, beginning of period	95	158	16	211	480
New locations opened	-	1	-	14	15
Locations closed or consolidated	-	-	-	-	-

Total locations, end of period	95	159	16	225	495

Six Months Ended June 30, 2008
Total locations, beginning of period	96	157	15	207	475
New locations opened	-	3	1	20	24
Locations closed or consolidated	(1)	(1)	-	(2)	(4)

Total locations, end of period	95	159	16	225	495

For the three and six-month periods ended June 30, 2008, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. During the six months ended June 30, 2008, the Company did not open or close any Cash & Go, Ltd. kiosks.

At June 30, 2008, the Company's credit services operations also include an internet distribution channel for customers in the states of Maryland and Texas.

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

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the second quarter of 2007, the Company relocated one store that involved a significant change in the size of its retail showroom, and accordingly, the expanded store has been excluded from the same-store calculations. Non-retail sales of scrap jewelry and automobiles are included in same-store revenue calculations.

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

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position Financial Accounting Standard 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company's financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations-Revised" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near-term and long-term economic impact of expensing transaction costs up front.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures concerning: the manner in which an entity uses derivatives (and the reasons it uses them); the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof; and the effects that derivatives and related hedged items have on an entity's financial position, financial performance and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company's financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3").  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142.  FSP FAS 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company does not expect FSP FAS 142-3 to have a material impact on the Company's financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("the GAAP hierarchy").  SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of FASB Concept Statements fully authoritative.  The effective date for SFAS 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  The adoption of SFAS 162 will have no impact on the Company's financial position or results of operations.

RESULTS OF CONTINUING OPERATIONS

Three months ended June 30, 2008, compared to the three months ended June 30, 2007

The following table details the components of revenues for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 (unaudited, in thousands):
	Three Months Ended June 30,

	2008	2007	Increase/(Decrease)

Domestic revenues:
Pawn retail merchandise sales	$14,915	$14,743	$172	1%
Pawn scrap jewelry sales	5,861	2,788	3,073	110%
Pawn service charges	8,249	7,160	1,089	15%
Short-term loan and credit services fees	15,301	15,558	(257)	(2%)
Buy-here/pay-here retail automobile sales	23,711	23,530	181	1%
Buy-here/pay-here wholesale automobile sales	437	731	(294)	(40%)
Buy-here/pay-here finance charges	2,106	1,769	337	19%
Other	1,088	1,017	71	7%

	$71,668	$67,296	$4,372	6%

Foreign revenues:
Pawn retail merchandise sales	$15,005	$11,676	$3,329	29%
Pawn scrap jewelry sales	9,774	4,796	4,978	104%
Pawn service charges	8,870	6,637	2,233	34%
Short-term loan and credit services fees	631	163	468	287%

	$34,280	$23,272	$11,008	47%

Total revenues:
Pawn retail merchandise sales	$29,920	$26,419	$3,501	13%
Pawn scrap jewelry sales	15,635	7,584	8,051	106%
Pawn service charges	17,119	13,797	3,322	24%
Short-term loan and credit services fees	15,932	15,721	211	1%
Buy-here/pay-here retail automobile sales	23,711	23,530	181	1%
Buy-here/pay-here wholesale automobile sales	437	731	(294)	(40%)
Buy-here/pay-here finance charges	2,106	1,769	337	19%
Other	1,088	1,017	71	7%

	$105,948	$90,568	$15,380	17%

The following table details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and buy-here/pay-here automotive receivables as of June 30, 2008, as compared to June 30, 2007 (unaudited, in thousands):
	Balance at June 30,

	2008	2007	Increase/(Decrease)

Domestic customer receivables and CSO loans outstanding:
Pawn receivables	$24,785	$22,603	$2,182	10%
Short-term loan receivables, net of allowance	5,424	4,725	699	15%
CSO short-term loans held by independent third-party (1)	11,880	10,828	1,052	10%
Buy-here/pay-here receivables, with short- and
long-term maturities, net of allowance	60,384	49,481	10,903	22%

	102,473	87,637	14,836	17%

Foreign customer receivables:
Pawn receivables	20,803	15,185	5,618	37%
Short-term loan receivables, net of allowance	627	161	466	289%

	21,430	15,346	6,084	40%

Total customer receivables and CSO loans outstanding:
Pawn receivables	45,588	37,788	7,800	21%
Short-term loan receivables, net of allowance	6,051	4,886	1,165	24%
CSO short-term loans held by independent third-party (1)	11,880	10,828	1,052	10%
Buy-here/pay-here receivables, with short- and
long-term maturities, net of allowance	60,384	49,481	10,903	22%

	$123,903	$102,983	$20,920	20%

(1) CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn & Short-Term Loan Segment
The 23% increase in year-over-year revenue for the pawn and short-term loan segment was due to a combination of significant same-store revenue growth and the opening of new stores. Same-store revenue in the pawn and short-term loan stores (stores that were in operation during all of the second quarter of both 2008 and 2007) increased 19%, or $12,383,000, for the second quarter of 2008 as compared to the same quarter last year. Revenues generated by the new pawn and short-term loan stores opened since April 1, 2007 increased by $1,527,000, compared to the same quarter last year.

Combined pawn retail and wholesale scrap merchandise sales increased by 34%. The 106% increase in wholesale scrap jewelry sales during the second quarter of 2008 was primarily due to a 50% increase in the quantity of gold sold and a 37% increase in the weighted-average selling price of scrap gold. Retail sales of pawn merchandise grew at a lesser rate, as the Company elected to scrap a greater percentage of pawn inventories, given increased scrap margins and lower selling costs associated with scrap sales. The 24% increase in pawn service charge revenue was consistent with the increase in pawn receivables, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services increased 1% in the second quarter. Revenues from all free-standing short-term loan stores (excluding five stores in Oregon) increased by 6%. These increases were offset by declines in short-term loan and credit services revenues in the Company's pawn stores and joint venture kiosks, reflecting increased competition from free-standing short-term loan stores. Revenues declined in the Company's five locations in Oregon as a result of a new law affecting short-term loan products which became effective in July 2007.

The gross profit margin on total pawn merchandise sales was 43.1% during the second quarter of 2008, compared to 41.3% during the second quarter of 2007. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 45.7% during the second quarter of 2008, compared to 43.5% in the second quarter of 2007. Gross margin on sales of scrap jewelry was 38.0% in the second quarter of 2008 compared to 33.6% in the second quarter of 2007. The increase in both retail and wholesale margins is due primarily to increased gold prices compared to the same period last year.

The Company's short-term loan and credit services loss provision improved slightly in the current quarter, as it decreased to 28.0% of short-term loan and credit services fee revenues, compared to 29.5% in the prior-year quarter. The Company did not sell any charged-off accounts in the current quarter or prior-year quarter. The Company's loss reserve on short-term loan receivables increased to $277,000 at June 30, 2008 from $180,000 at June 30, 2007. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $658,000 at June 30, 2008, compared to $508,000 at June 30, 2007, which is included as a component of the Company's accrued liabilities. The increases in the reserves were consistent with increases in the loan balances.

Pawn and short-term loan store operating expenses increased 15% to $24,771,000 during the second quarter of 2008, compared to $21,609,000 during the second quarter of 2007, primarily as a result of the net addition of 67 new pawn and short-term loan stores since April 1, 2007, which is a 16% increase in the store count.

The net store profit contribution from the pawn and short-term loan segment for the current-year quarter was $21,907,000, an increase of 39% over the prior-year quarter of $15,775,000.

Buy-Here/Pay-Here Automotive Segment
During the second quarter of 2008, the Company operated 16 dealerships, compared to the prior-year quarter when the Company operated 12 dealerships. Despite the increase in the number of dealerships, total revenue from Auto Master was flat in the second quarter of 2008 compared to the prior-year quarter. Same-store sales declined 25% for the quarter, reflecting certain strategic initiatives implemented by the Company in the latter part of 2007 to improve credit quality, which included more rigid underwriting standards and larger down payment requirements for certain customers. During the second quarter, Auto Master sold approximately 2,200 vehicles to retail customers for an average selling price of $11,100 per vehicle, compared to 2,400 vehicles sold in the prior-year quarter at an average price of $10,200.

The retail automobile gross margin declined to 52% for the quarter, compared to 58% in the prior-year quarter. The margin adjustment was the result of a strategy to deliver newer, lower mileage vehicles to customers while maintaining historical price points. The Company believes that this strategy should reduce future warranty expenses, improve collection results and increase customer satisfaction and repeat business.

The automotive credit loss provision was $11,562,000 for the second quarter of 2008, compared to a $7,379,000 provision for the prior-year quarter. The increase in the provision reflects the year-over-year increase in the receivable portfolio and increased write-off volumes that the Company began to experience in the fourth quarter of 2007 related primarily to 2007 loan originations. While the credit loss provision increased over the prior-year quarter, it decreased by $569,000 compared to the first quarter of 2008, the most recent sequential quarter. The Company has implemented certain initiatives over the past several months to improve collections and reduce the credit loss provision. In addition to the tightening of underwriting/down payment standards and improvements to product quality, as noted above, the Company has made significant management changes and reorganizations, and it recently opened a new, fully-centralized collections center near the First Cash corporate headquarters in Texas. The combined effect of these initiatives began to positively impact collections over the course of the first and second quarters. The Company's loss reserve on automotive receivables was $15,866,000 at June 30, 2008, compared to $13,102,000 at June 30, 2007. The loss reserve as a percentage of customer receivables of 21% was the same for both June 30, 2008 and June 30, 2007.

Automotive dealership operating expenses increased 42% to $4,005,000 during the second quarter of 2008, compared to $2,811,000 during the second quarter of 2007, primarily as a result of the addition of four new dealerships since April 1, 2007, which is a 33% increase in the store count. The net store loss from the automotive segment for the current-year quarter was $1,405,000, compared to the prior-year quarter net store profit of $4,918,000.

Administrative Expenses, Interest, Taxes & Income
Administrative expenses increased 18% to $8,598,000 during the second quarter of 2008 compared to $7,311,000 during the second quarter of 2007. The Company incurred interest expense in the second quarter of 2008 of $772,000, compared to $367,000 for the second quarter of 2007 due primarily to higher amounts of interest-bearing debt related to stock repurchases.

For the second quarter of 2008 and 2007, the Company's effective income tax rates of 37.0% and 36.7%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

Income from continuing operations decreased 16% to $6,757,000 during the second quarter of 2008 compared to $8,026,000 during the second quarter of 2007. Net income decreased 25% to $6,702,000 during the second quarter of 2008 compared to $8,885,000 during the second quarter of 2007.

Six months ended June 30, 2008, compared to the six months ended June 30, 2007

The following table details the components of revenues for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 (unaudited, in thousands):
	Six Months Ended June 30,

	2008	2007	Increase/(Decrease)

Domestic revenues:
Pawn retail merchandise sales	$31,639	$31,133	$506	2%
Pawn scrap jewelry sales	12,469	6,638	5,831	88%
Pawn service charges	17,022	14,916	2,106	14%
Short-term loan and credit services fees	31,104	30,516	588	2%
Buy-here/pay-here retail automobile sales	45,991	45,902	89	-
Buy-here/pay-here wholesale automobile sales	853	1,148	(295)	(26%)
Buy-here/pay-here finance charges	4,157	3,143	1,014	32%
Other	2,347	2,187	160	7%

	$145,582	$135,583	$9,999	7%

Foreign revenues:
Pawn retail merchandise sales	$27,095	$21,480	$5,615	26%
Pawn scrap jewelry sales	18,355	9,197	9,158	100%
Pawn service charges	16,550	12,199	4,351	36%
Short-term loan and credit services fees	1,107	230	877	381%

	$63,107	$43,106	$20,001	46%

Total revenues:
Pawn retail merchandise sales	$58,734	$52,613	$6,121	12%
Pawn scrap jewelry sales	30,824	15,835	14,989	95%
Pawn service charges	33,572	27,115	6,457	24%
Short-term loan and credit services fees	32,211	30,746	1,465	5%
Buy-here/pay-here retail automobile sales	45,991	45,902	89	-
Buy-here/pay-here wholesale automobile sales	853	1,148	(295)	(26%)
Buy-here/pay-here finance charges	4,157	3,143	1,014	32%
Other	2,347	2,187	160	7%

	$208,689	$178,689	$30,000	17%

Pawn & Short-Term Loan Segment
The 23% increase in year-over-year revenue for the pawn and short-term loan segment was due to a combination of significant same-store revenue growth and the opening of new stores. Same-store revenue in the pawn and short-term loan stores (stores that were in operation during all of the first six months of both 2008 and 2007) increased 18%, or $22,228,000, for the first six months of 2008 as compared to the same period last year. Revenues generated by the new pawn and short-term loan stores opened since January 1, 2007 increased by $4,837,000, compared to the same period last year.

Combined pawn retail and wholesale scrap merchandise sales increased by 31%. The 95% increase in wholesale scrap jewelry sales during the first six months of 2008 was primarily due to a 40% increase in the quantity of gold sold and a 38% increase in the weighted-average selling price of scrap gold. Retail sales of pawn merchandise grew at a lesser rate, as the Company elected to scrap a greater percentage of pawn inventories, given increased scrap margins and lower selling costs associated with scrap sales. The 24% increase in pawn service charge revenue was consistent with the increase in pawn receivables, which reflected increased consumer demand and continued expansion in Mexico. Service fees from short-term loans and credit services increased 5% year-to-date.   Revenues from all free-standing short-term loan stores (excluding five stores in Oregon) increased by 11%. These increases were offset by declines in short-term loan and credit services revenues in the Company's pawn stores and joint venture kiosks, reflecting increased competition from free-standing short-term loan stores.  Revenues declined in the Company's five locations in Oregon as a result of a new law affecting short-term loan products which became effective in July 2007.

The gross profit margin on total pawn merchandise sales was 43.4% during the first six months of 2008, compared to 41.4% during the first six months of 2007. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 45.4% during 2008, compared to 43.8% in the same period last year. Gross margin on sales of scrap jewelry was 39.6% in 2008 compared to 33.5% in 2007. The increase in both retail and wholesale margins is due primarily to increased gold prices compared to the same period last year.

The Company's short-term loan and credit services loss provision increased to 25.4% of short-term loan and credit services fee revenues in 2008, compared to 22.7% during 2007. The increase was primarily related to higher loss rates in the Company's newer locations, which typically experience higher loss rates than the Company's more mature stores and reduced sales of charged off-accounts. Total sales of charged-off accounts, which are recorded as credits to the loss provision, were $196,000 in the first six months of 2008 compared to $338,000 in the comparable prior-year period.

Pawn and short-term loan store operating expenses increased 14% to $49,188,000 year-to-date, compared to $42,966,000 in 2007, primarily as a result of the net addition of 87 new pawn and short-term loan stores since January 1, 2007, which is a 22% increase in the store count.

The net store profit contribution from the pawn and short-term loan segment year-to-date was $44,298,000, an increase of 32% over the prior-year period of $33,576,000.

Buy-Here/Pay-Here Automotive Segment
During the first half of 2008, the Company operated a weighted-average of 16 dealerships, compared to the prior-year period when the Company operated a weighted-average of 12 dealerships. Despite the increase in the number of dealerships, total revenue from Auto Master was flat year-to-date compared to the same period last year. Same-store sales declined 31% year-to-date, reflecting certain strategic initiatives implemented by the Company in the latter part of 2007 to improve credit quality, which included more rigid underwriting standards and larger down payment requirements for certain customers. During this period, Auto Master sold approximately 4,300 vehicles to retail customers for an average selling price of $10,900 per vehicle, compared to 4,600 vehicles sold in the prior-year period at an average price of $10,300.

The retail automobile gross margin was 51% for the first half of 2008, compared to 58% in 2007. The margin adjustment was primarily the result of a deliberate strategy to deliver newer, lower mileage vehicles to customers while maintaining historical price points. The Company believes that this strategy should reduce warranty expenses, improve collection results and increase customer satisfaction and repeat business.

The automotive credit loss provision was $23,693,000 for the six months ended 2008, compared to a $14,078,000 provision for the prior-year period. The increase in the provision reflects the year-over-year increase in the receivable portfolio and increased write-off volumes that the Company began to experience in the fourth quarter of 2007 related primarily to 2007 loan originations. The Company has implemented certain initiatives over the past several months to improve collections and reduce the credit loss provision. In addition to the tightening of underwriting/down payment standards and improvements to product quality, as noted above, the Company has made significant management changes and reorganizations, and it recently opened a new, fully-centralized collections center near the First Cash corporate headquarters in Texas.

Automotive dealership operating expenses increased 61% to $8,389,000 during the first half of 2008, compared to $5,204,000 during the first half of 2007, primarily as a result of the addition of six new dealerships since January 1, 2007, which is a 60% increase in the store count. The net store loss from the automotive segment for the current-year was $4,830,000, compared to the prior-year net store profit of $10,012,000.

Administrative Expenses, Interest, Taxes & Income
Administrative expenses increased 9% to $16,119,000 during the first half of 2008 compared to $14,768,000 during 2007. The Company incurred interest expense in 2008 of $1,684,000, compared to $709,000 in 2007 due primarily to higher amounts of interest-bearing debt related to stock repurchases.

For the first half of 2008 and 2007, the Company's effective income tax rates of 36.9% and 36.7%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

Income from continuing operations decreased 25% to $13,154,000 during 2008 compared to $17,432,000 during 2007. Net income decreased 30% to $13,397,000 during 2008 compared to $19,164,000 during 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company's primary sources of liquidity were $13,558,000 in cash and cash equivalents, $119,711,000 in receivables, $37,007,000 in inventories and $26,600,000 of available and unused funds under the Company's long-term line of credit. The Company had working capital of $121,248,000 as of June 30, 2008.

The Company has a $90,000,000 long-term line of credit with two commercial lenders, (the "Credit Facility"), which expires in April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 2.5% at June 30, 2008) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At June 30, 2008, the Company had $63,400,000 outstanding under the Credit Facility and $26,600,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2008, and July 22, 2008. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At June 30, 2008, the Company has notes payable to individuals arising from the Auto Master acquisition that total $5,063,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest. Of the $5,063,000 in notes payable, $2,250,000 is classified as a current liability, and $2,813,000 is classified as long-term debt.

The following table sets forth certain historical information with respect to the Company's statements of cash flows:
	Six Months Ended June 30,

	2008	2007
Cash flows from operating activities:	(unaudited, in thousands)
Net income	$13,397	$19,164
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,131	5,257
Share-based compensation expense	77	136
Non-cash portion of credit loss provision	25,500	16,389
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(26,659)	(30,306)
Finance and service fees receivable	179	(744)
Inventories	1,134	(1,573)
Prepaid expenses and other assets	2,727	(661)
Accounts payable and accrued liabilities	(394)	(1,616)
Current and deferred income taxes	2,615	(2,325)

Net cash flows from operating activities	24,707	3,721

Cash flows from investing activities:
Pawn customer receivables	(5,547)	(6,121)
Short-term loan customer receivables	(587)	(2,456)
Purchases of property and equipment	(10,262)	(13,517)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)

Net cash flows from investing activities	(16,590)	(22,157)

Cash flows from financing activities:
Proceeds from debt	25,550	37,200
Payments of debt	(18,275)	(23,425)
Purchases of treasury stock	(16,997)	-
Proceeds from exercise of stock options and warrants	676	5,852
Income tax benefit from exercise of stock options and warrants	312	2,053

Net cash flows from financing activities	(8,734)	21,680

Change in cash and cash equivalents	(617)	3,244
Cash and cash equivalents at beginning of the period	14,175	15,535

Cash and cash equivalents at end of the period	$13,558	$18,779

During the second quarter of 2008, the Company repurchased approximately 288,000 shares of common stock. Year-to-date, it has repurchased 1,640,000 shares at an aggregate cost of $17,005,000 and an average cost per share of $10.37. There were no shares repurchased during the second quarter of 2007. The Company funded $10.3 million in capital expenditures during the first half of 2008 related primarily to new store locations and a centralized collections facility for Auto Master.

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

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the trailing twelve month period ended June 30, 2008 totaled $59,650,000, a decrease of 6% compared to $63,352,000 for the trailing twelve month period ended June 30, 2007. The EBITDA margin (EBITDA as a percentage of revenues) for the twelve month period ended June 30, 2008 was 14%, compared to 19% for the comparable prior-year period.

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

The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended June 30,

	2008	2007
Income from continuing operations	$28,432	$33,395
Adjustments:
Income taxes	16,314	18,915
Depreciation and amortization	11,561	9,632
Interest expense	3,413	1,625
Interest income	(70)	(215)

Earnings before interest, income taxes, depreciation and amortization	$59,650	$63,352

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, earnings growth, expansion strategies, store and dealership openings, liquidity, cash flows, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer borrowing and repayment behaviors, changes in credit markets, credit losses, changes or increases in competition, the ability to locate, open and staff new stores and dealerships, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization in Texas, new legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term loan businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company's 2007 Annual Report on Form 10-K.

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, short-term loan lending (also known as "payday advances"), credit services and buy-here/pay-here automotive retailing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. In many jurisdictions, the Company must obtain and maintain regulatory operating licenses. In addition, many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. federal and state regulations relating to the reporting and recording of certain currency transactions. The Company's pawnshop operations in Mexico are also subject to, and must comply with, pawnshop-specific regulations and other general business, tax, employment and consumer protection regulations from various federal, state and local governmental agencies in Mexico.  Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

During 2008, legislation relating to short-term loans has been either enacted, proposed, or is still pending in several state legislatures, including proposed legislation in the states of California, Illinois, South Carolina and Washington, where the Company has short-term loan operations.  In general, such proposed legislation significantly lowers the maximum allowable interest rates on short-term loans and/or significantly restricts the ability of customers to obtain such loans.  This type of legislation, if enacted, could effectively eliminate the Company's ability to offer short-term loan products as the proposed legislation would make these products financially unviable. The Company also offers short-term loan and credit services products in the states of Texas, Oklahoma, Oregon, Michigan and Maryland.  In addition, proposed federal legislation was introduced in July 2008 by U.S. Senator Dick Durbin of Illinois which would implement a nationwide interest rate cap of 36% on virtually all credit products, which would likely include all of the Company's pawn, short-term loan and credit services products offered in the United States.  Adoption of any federal or state legislation as described above could restrict, or even eliminate the availability of short-term loan, pawn loan and credit services products in some or all of the states in which the Company offers such products.  The Company cannot currently assess the likelihood of this or similar federal or state legislation or regulations being enacted; however, if such legislation or regulations were enacted, it would have a material adverse impact on the revenues and profitability of the Company.

In addition, there can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term loans, credit services and buy-here/pay-here automotive retailing/financing, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan, credit services or buy-here/pay-here automotive industries were taken at the federal level in the U.S. or Mexico, or in U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities and revenues. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

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

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2008 through June 30, 2008, the Company issued 147,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $988,000 (including income tax benefit).

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

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the first half of 2008:

	Total	Average	Total Number Of	Maximum Number
	Number	Price	Shares Purchased	Of Shares That May
	Of Shares	Paid	As Part Of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plans	Under The Plans

January 1 through January 31, 2008	-	$ -	-	3,000,000
February 1 through February 29, 2008	-	-	-	3,000,000
March 1 through March 31, 2008	1,352,137	10.07	1,352,137	1,647,863
April 1 through April 30, 2008	288,282	11.58	288,282	1,359,581
May 1 through May 31, 2008	-	-	-	1,359,581
June 1 through June 30, 2008	-	-	-	1,359,581

Total	1,640,419	$ 10.37	1,640,419

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2008, the Company held the annual meeting of its stockholders.  Of the 29,228,991 issued and outstanding common shares entitled to vote at the meeting, 26,203,295 of the common shares voted in person or by proxy.  The shareholders voted affirmatively on the following two proposals:
1.	The stockholders ratified the election of one director:

		FOR	AGAINST	ABSTAIN
	Phillip E. Powell	25,176,581	976,905	49,809

2.	The stockholders ratified the selection of Hein & Associates LLP as independent auditors of the Company for the year ended December 31, 2008:

		FOR	AGAINST	ABSTAIN
		26,064,454	81,180	57,661

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
Dated: July 22, 2008	FIRST CASH FINANCIAL SERVICES, INC.
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