Form 10-Q
period 2008-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2008-11-10
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or
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
☐ Yes ☒ No

As of November 7, 2008, there were 29,243,335 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,

	2008	2007	2007
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$15,309	$11,811	$14,175
Service charges receivable	8,205	6,476	7,503
Customer receivables, net of allowance of $283,
$206 and $326, respectively	56,456	45,684	47,047
Inventories	33,781	27,460	26,870
Prepaid expenses and other current assets	5,435	5,961	7,469
Deferred tax assets	28,528	2,267	457
Assets held for sale	24,481	39,821	39,277

Total current assets	172,195	139,480	142,798

Property and equipment, net	39,458	36,436	36,978
Goodwill, net	53,237	53,237	53,237
Other	1,371	1,250	1,226
Non-current assets held for sale	-	55,559	57,309

Total assets	$266,261	$285,962	$291,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$2,250	$2,250	$2,250
Accounts payable	2,874	1,205	1,232
Accrued liabilities	12,455	8,412	14,109
Income taxes payable	6,195	1,642	-
Liabilities associated with assets held for sale	5,998	3,352	3,457

Total current liabilities	29,772	16,861	21,048

Revolving credit facility	73,500	46,800	55,000
Notes payable, net of current portion	2,250	5,500	3,938
Deferred income taxes payable	8,336	8,059	10,353

Total liabilities	113,858	77,220	90,339

Stockholders' equity:
Preferred stock	-	-	-
Common stock	361	359	359
Additional paid-in capital	112,609	110,716	111,410
Retained earnings	136,845	164,116	169,855
Common stock held in treasury	(97,412)	(66,449)	(80,415)

Total stockholders' equity	152,403	208,742	201,209

Total liabilities and stockholders' equity	$266,261	$285,962	$291,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Pawn merchandise sales	$47,814	$38,968	$137,372	$107,416
Finance and service fees	35,851	32,301	101,634	90,162
Other	903	940	2,960	3,045

	84,568	72,209	241,966	200,623

Cost of revenue:
Cost of goods sold	27,795	23,326	78,481	63,445
Short-term loan and credit services
loss provision	5,263	5,636	13,450	12,602
Other	107	57	291	269

	33,165	29,019	92,222	76,316

Net revenue	51,403	43,190	149,744	124,307

Expenses and other income:
Store operating expenses	27,516	22,477	76,704	65,442
Administrative expenses	7,080	5,523	20,998	17,800
Depreciation	2,705	2,585	8,153	7,611
Interest expense	82	147	508	-
Interest income	(9)	(18)	(39)	(80)

	37,374	30,714	106,324	90,773

Income from continuing operations
before income taxes	14,029	12,476	43,420	33,534
Provision for income taxes	5,155	4,479	16,004	12,206

Income from continuing operations	8,874	7,997	27,416	21,328

Income (loss) from discontinued
operations, net of tax (Note 2)	(55,281)	2,388	(60,426)	8,221

Net income (loss)	$(46,407)	$10,385	$(33,010)	$29,549

Basic income per share:
Income from continuing operations	$0.30	$0.25	$0.92	$0.67
Income (loss) from discontinued
operations (Note 3)	(1.89)	0.08	(2.03)	0.26

Net income (loss) per basic share	$(1.59)	$0.33	$(1.11)	$0.93

Diluted income per share:
Income from continuing operations	$0.30	$0.24	$0.90	$0.64
Income (loss) from discontinued
operations (Note 3)	(1.84)	0.08	(1.99)	0.25

Net income (loss) per diluted share	$(1.54)	$0.32	$(1.09)	$0.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2008	2007
	(unaudited, in thousands)
Cash flows from operating activities:
Net income (loss)	$(33,010)	$29,549
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	9,160	8,054
Share-based compensation expense	169	184
Non-cash portion of credit loss provision	39,143	28,076
Loss on disposal of Auto Master	52,611	-
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(40,945)	(48,955)
Finance and service fees receivable	(644)	(1,803)
Inventories	(1,132)	(2,621)
Prepaid expenses and other assets	1,646	(4,805)
Accounts payable and accrued liabilities	42	(6,542)
Current and deferred income taxes	4,437	1,653

Net cash flows from operating activities	31,477	2,790

Cash flows from investing activities:
Pawn customer receivables	(13,389)	(9,493)
Short-term loan customer receivables	(2,260)	(4,671)
Purchases of property and equipment	(15,541)	(19,875)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)

Net cash flows from investing activities	(31,384)	(34,102)

Cash flows from financing activities:
Proceeds from debt	42,050	64,375
Payments of debt	(25,238)	(27,263)
Purchases of treasury stock	(16,997)	(18,176)
Proceeds from exercise of stock options and warrants	899	6,456
Income tax benefit from exercise of stock options and warrants	327	2,196

Net cash flows from financing activities	1,041	27,588

Change in cash and cash equivalents	1,134	(3,724)
Cash and cash equivalents at beginning of the period	14,175	15,535

Cash and cash equivalents at end of the period	$15,309	$11,811

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,421	$1,418

Income taxes	$6,923	$13,118

Supplemental disclosure of non-cash operating activity:
Inventory acquired in repossession	$1,756	$2,012

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$53,933	$42,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company"), and its wholly-owned subsidiaries. In addition, the accompanying consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership that operates financial services kiosks inside convenience stores, in which the Company has a 50% ownership interest. Effective September 2008, the Company has classified its Auto Master automotive business unit as a discontinued operation "held for sale" (see Note 2). All significant intercompany accounts and transactions have been eliminated.

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2007 Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2008 and for the three- and nine-month periods ended September 30, 2008 and 2007 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("the GAAP hierarchy").  SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of FASB Concept Statements fully authoritative.  This statement will be effective November 15, 2008.  The adoption of SFAS 162 will have no impact on the Company's financial position or results of operations.

In June 2008, the FASB issued Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities." The Staff Position concludes that unvested share-based payments awards that contain nonforfeitable rights to dividends are participating securities as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. The Staff Position is effective for fiscal years beginning after December 15, 2008. The Company does not expect EITF 03-6 to have a material impact on the Company's financial position or results of operations.

Note 2 - Discontinued Operations

Effective December 2007, the Company discontinued its short-term loan operations in the District of Columbia ("D.C."). This was a result of legislation enacted in 2007, which reduced the maximum annual percentage rate charged on short-term loans to 24%, making the Company's short-term loan product financially unviable. All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued D.C. operations.

In September 2008, the Board of Directors of First Cash Financial Services, Inc. approved a plan to discontinue its Auto Master buy-here/pay-here automotive operation. The operating environment for the Auto Master division had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, the Company elected to discontinue the Auto Master operation in order to focus on its core pawn and consumer lending operations in the U.S. and Mexico. It is anticipated that the Auto Master operation, including its customer receivables, inventories and other assets, will be sold or liquidated over the next twelve months. Discontinued operations include the revenue and expenses which can be specifically identified with Auto Master, and excludes any allocation of general administrative corporate costs, except interest expense. Interest expense was allocated to Auto Master based on the amount of net funds advanced to Auto Master at the Company's corporate cost of funds. All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued Auto Master operation.

Associated with this decision, a non-cash loss on the disposal of Auto Master of $1.75 per share, net of tax, or $52.6 million, is included as a component of discontinued operations for the quarter ending September 30, 2008. Approximately $1.06 (per share, net of tax benefit), or $31.9 million, of this charge is an estimated non-cash fair-value adjustment to customer notes receivables, reflecting the currently anticipated resale values of the notes receivable. A non-cash impairment charge related to a write-off of goodwill and intangible assets accounts for $0.41, or $12.3 million, of the total charge, while other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining estimated charge of $0.28, or $8.4 million. At this time, the Company cannot currently estimate future cash expenditures related to the disposal, although such amounts are expected to be relatively insignificant in relation to the total expected charges. The Company expects to continue operating theAuto Master business unit while seeking to sell it, or its individual assets.

The carrying amounts of the major classes of assets for the discontinued Auto Master operation at September 30, 2008, after the previously mentioned charges, included customer receivables and accrued finance charges of $13.2 million, inventories of $4.9 million, property and equipment of $5.2 million, and other assets of $1.1 million, which were classified as a component of current assets. The carrying amount of liabilities for the discontinued Auto Master operation includes accounts payable of $647,000 and accrued liabilities of $5.4 million.

In accordance with the provisions of SFAS No. 144, Auto Master customer notes receivable held and used with a carrying amount of $62.0 million were written down to their estimated fair value at September 30, 2008 of $12.9 million, resulting in an impairment charge of $49.1 million, which was included in earnings for the period. The fair value of the customer receivables was estimated based upon discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flows from the collections and/or sale of these receivables. As required by SFAS No. 157, "Fair Value Measurements," financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company's financial instruments by SFAS No. 157 pricing levels as of September 30, 2008 (unaudited, in thousands):
Fair Value Measurements Using

Quoted
Prices In
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
	Nine Months Ended	Assets	Inputs	Inputs	Gains
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)	(Losses)

Auto Master customer receivables	$ 12,872	$ -	$ 12,872	$ -	$ (49,134)

The Auto Master operation was previously accounted for as a reportable segment. As a result of the decision to discontinue the Auto Master operation, the Company will not have any reportable segments.

The following table summarizes the operating results of Auto Master, which has been reclassified as discontinued operations in the condensed consolidated statements of operations, for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 (unaudited, in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$26,723	$30,356	$78,014	$80,631

Income (loss) from discontinued
operations before income tax	(4,211)	2,334	(12,750)	8,812
Income tax (expense) benefit	1,541	(830)	4,692	(3,207)

Income (loss) from discontinued
operations, net of tax	(2,670)	1,504	(8,058)	5,605

Loss from disposal of Auto Master
before income tax	(80,941)	-	(80,941)	-
Income tax benefit from disposal	28,330	-	28,330	-

Net loss from disposal of Auto
Master	$(52,611)	$-	$(52,611)	$-

The following table summarizes the operating results of the D.C. short-term loan operation, which has been reclassified as discontinued operations in the condensed consolidated statements of operations, for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 (unaudited, in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$-	$2,399	$233	$6,590

Income (loss) from discontinued
operations before income tax	-	1,389	385	4,113
Income tax (expense) benefit	-	(505)	(142)	(1,497)

Income (loss) from discontinued
operations, net of tax	$-	$884	$243	$2,616

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
Numerator:
Income from continuing operations for
calculating basic earnings per share	$8,874	$7,997	$27,416	$21,328
Interest on convertible note, net of taxes	-	11	-	34

Income from continuing operations for
calculating diluted earnings per share	8,874	8,008	27,416	21,362

Income (loss) from discontinued operations	(2,670)	2,388	(7,815)	8,221
Loss from disposal of Auto Master	(52,611)	-	(52,611)	-

Net income (loss) for calculating diluted
earnings per share	$(46,407)	$10,396	$(33,010)	$29,583

Denominator:
Weighted-average common shares for
calculating basic earnings per share	29,235	31,637	29,685	31,786
Effect of dilutive securities:
Convertible note payable	-	56	-	56
Stock options and warrants	775	1,187	630	1,318

Weighted-average common shares for
calculating diluted earnings per share	30,010	32,880	30,315	33,160

Basic earnings per share:
Income from continuing operations	$0.30	$0.25	$0.92	$0.67
Income (loss) from discontinued operations	(0.09)	0.08	(0.26)	0.26
Loss from disposal of Auto Master	(1.80)	-	(1.77)	-

Net income (loss) per basic share	$(1.59)	$0.33	$(1.11)	$0.93

Diluted earnings per share:
Income from continuing operations	$0.30	$0.24	$0.90	$0.64
Income (loss) from discontinued operations	(0.09)	0.08	(0.26)	0.25
Loss from disposal of Auto Master	(1.75)	-	(1.73)	-

Net income (loss) per diluted share	$(1.54)	$0.32	$(1.09)	$0.89

Note 4 - Revenue, Cost of Revenue and Customer Receivables

The following table details the major components of revenue and cost of revenue from continuing operations for the three months and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
Revenue:
Pawn retail merchandise sales	$31,064	$26,925	$89,798	$79,538
Pawn scrap jewelry sales	16,750	12,043	47,574	27,878
Pawn service fees	18,565	15,114	52,137	42,229
Short-term loan and credit services fees	17,286	17,187	49,497	47,933
Other	903	940	2,960	3,045

	84,568	72,209	241,966	200,623

Cost of revenue
Cost of goods sold - pawn retail merchandise	17,062	15,057	49,119	44,649
Cost of goods sold - pawn scrap jewelry	10,733	8,269	29,362	18,796
Short-term loan and credit services loss provision	5,263	5,636	13,450	12,602
Other	107	57	291	269

	33,165	29,019	92,222	76,316

Net revenue	$51,403	$43,190	$149,744	$124,307

The following table details selected assets as of September 30, 2008 and September 30, 2007 (unaudited, in thousands):
	Balance at September 30,

	2008	2007
Customer receivables:
Pawn receivables	$50,182	$40,399
Short-term loan receivables	6,557	5,491

	56,739	45,890
CSO short-term loans held by independent third-party (1)	13,211	12,416
Allowance for doubtful accounts	(968)	(761)

	$68,982	$57,545

(1)   CSO loans outstanding are from an independent third-party lender and are not included on the Company's balance sheet.

Note 5 - Guarantees

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

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2008 was $14,694,000 compared to $13,869,000 at September 30, 2007. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates revenue from its continuing operations from two primary products and services: pawn store operations and short-term consumer loan operations.

The Company's pawn revenue is derived primarily from service fees on pawns and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company's short-term consumer loan revenue is derived primarily from fees on short-term loans and credit services fees. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the short-term loan, which is generally thirty-one days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses.

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

OPERATIONS AND LOCATIONS

As of September 30, 2008, the Company had 495 locations in twelve U.S. states and thirteen states in Mexico, which represents a 13% increase over the 440 locations open at September 30, 2007. A total of 18 new retail locations were opened during the third quarter of 2008. The openings were a combination of pawn stores and short-term loan stores. The following table details store counts for the three months and nine months ended September 30, 2008:
			Mexico
	U.S. Locations		Locations

			Pawn/
		Short-Term	Short-Term
	Pawn	Loan	Loan	Total
	Stores	Stores	Stores	Locations

Three Months Ended September 30, 2008
Total locations, beginning of period	95	159	225	479
New locations opened	-	2	16	18
Locations closed or consolidated	(2)	-	-	(2)

Total locations, end of period	93	161	241	495

Nine Months Ended September 30, 2008
Total locations, beginning of period	96	157	207	460
New locations opened	-	5	36	41
Locations closed or consolidated	(3)	(1)	(2)	(6)

Total locations, end of period	93	161	241	495

For the three and nine months ended September 30, 2008, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. During the nine months ended September 30, 2008, the Company did not open or close any Cash & Go, Ltd. kiosks.

At September 30, 2008, the Company's credit services operations also include an internet distribution channel for customers in the states of Maryland and Texas.

As of September 30, 2008, the Company's "held for sale" Auto Master business operated 16 dealerships in the states of Arkansas, Missouri, Oklahoma and Texas.

While the Company has had significant increases in revenue due to new store openings in 2008 and 2007, the Company has also incurred increases in operating expenses attributable to the additional locations. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collections operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. During the third quarter of 2007, the Company relocated one store that involved a significant change in the size of its retail showroom, and accordingly, the expanded store has been excluded from the same-store calculations. Non-retail sales of scrap jewelry are included in same-store revenue calculations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three months ended September 30, 2008, compared to the three months ended September 30, 2007

The following table details the components of revenue for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 (unaudited, in thousands):
	Three Months Ended September 30,

	2008	2007	Increase/(Decrease)
Domestic revenue:
Pawn retail merchandise sales	$14,930	$14,906	$24	-
Pawn scrap jewelry sales	7,500	5,017	2,483	49%
Pawn service fees	9,010	8,110	900	11%
Short-term loan and credit services fees	16,414	16,929	(515)	(3)%
Other	901	940	(39)	(4)%

	$48,755	$45,902	$2,853	6%

Foreign revenue:
Pawn retail merchandise sales	$16,134	$12,019	$4,115	34%
Pawn scrap jewelry sales	9,250	7,026	2,224	32%
Pawn service fees	9,555	7,004	2,551	36%
Short-term loan and credit services fees	872	258	614	238%
Other	2	-	2	-

	$35,813	$26,307	$9,506	36%

Total revenue:
Pawn retail merchandise sales	$31,064	$26,925	$4,139	15%
Pawn scrap jewelry sales	16,750	12,043	4,707	39%
Pawn service fees	18,565	15,114	3,451	23%
Short-term loan and credit services fees	17,286	17,187	99	1%
Other	903	940	(37)	(4)%

	$84,568	$72,209	$12,359	17%

The following table details pawn receivables, short-term loan receivables, and active CSO loans outstanding from an independent third-party lender as of September 30, 2008, as compared to September 30, 2007 (unaudited, in thousands):
	Balance at September 30,

	2008	2007	Increase/(Decrease)
Domestic customer receivables and CSO loans outstanding:
Pawn receivables	$26,761	$23,419	$3,342	14%
Short-term loan receivables, net of allowance	5,414	5,034	380	8%
CSO short-term loans held by independent third-party (1)	12,526	11,861	665	6%

	44,701	40,314	4,387	11%

Foreign customer receivables:
Pawn receivables	23,421	16,980	6,441	38%
Short-term loan receivables, net of allowance	860	251	609	243%

	24,281	17,231	7,050	41%

Total customer receivables and CSO loans outstanding:
Pawn receivables	50,182	40,399	9,783	24%
Short-term loan receivables, net of allowance	6,274	5,285	989	19%
CSO short-term loans held by independent third-party (1)	12,526	11,861	665	6%

	$68,982	$57,545	$11,437	20%

(1)   CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn & Short-Term Loan Operations

The 17% increase in year-over-year revenue from the pawn and short-term loan operations was due to a combination of significant same-store revenue growth and the opening of new stores. Same-store revenue in the pawn and short-term loan stores (stores that were in operation during all of the third quarter of both 2008 and 2007) increased 13%, or $9,364,000, for the third quarter of 2008 as compared to the same quarter last year. Revenue generated by the new pawn and short-term loan stores opened since July 1, 2007 increased by $2,821,000, compared to the same quarter last year.

Combined pawn retail and scrap jewelry sales increased by 23%, which was consistent with the increase in pawn service fees and pawn loan receivables. The 39% increase in pawn scrap jewelry sales during the third quarter of 2008 was primarily due to a 36% increase in the weighted-average selling price of scrap gold. Retail sales of pawn merchandise grew at a lesser rate due to weaker consumer demand in the U.S. and because the Company elected to scrap a greater percentage of pawn inventories, given increased scrap margins and lower selling costs associated with scrap sales. The 23% increase in pawn service charge revenue was consistent with the increase in pawn receivables, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services were essentially flat compared to 2007. While revenue increased as a result of new store openings and maturing of newer stores, third quarter results were negatively impacted by Hurricane Ike, which significantly reduced revenue and profitability in approximately 40 short-term loan stores in Texas, and by declines in short-term loan and credit services revenue in the Company's pawn stores and joint venture kiosks, reflecting increased competition from free-standing short-term loan stores.

The gross profit margin on total pawn merchandise sales was 41.9% during the third quarter of 2008, compared to 40.1% during the third quarter of 2007. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 45.1% during the third quarter of 2008, compared to 44.1% in the third quarter of 2007. Gross margin on sales of scrap jewelry was 35.9% in the third quarter of 2008 compared to 31.3% in the third quarter of 2007. The increase in both retail and wholesale margins is due primarily to increased gold prices compared to the same period last year.

The Company's short-term loan and credit services loss provision improved, as it decreased to 30.4% of short-term loan and credit services fee revenue, compared to 32.8% in the prior-year quarter. The Company sold charged-off accounts of $225,000 in the current quarter, compared to $326,000 in the prior-year quarter. The Company's loss reserve on short-term loan receivables increased to $283,000 at September 30, 2008 from $206,000 at September 30, 2007. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $685,000 at September 30, 2008, compared to $555,000 at September 30, 2007, which is included as a component of the Company's accrued liabilities. The increases in the reserves reflect increases in the outstanding loan balances.

Pawn and short-term loan store operating expenses increased 22% to $27,516,000 during the third quarter of 2008, compared to $22,477,000 during the third quarter of 2007, primarily as a result of the net addition of 64 new pawn and short-term loan stores since July 1, 2007, which is a 15% increase in the store count.

The net store profit contribution from the pawn and short-term loan operations for the current-year quarter was $21,491,000, which equates to a store-level operating margin of 25%, which also equaled the margin for the comparable prior-year quarter.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 28% to $7,080,000 during the third quarter of 2008 compared to $5,523,000 during the third quarter of 2007, which is primarily attributable to increased administrative expenses in Mexico and increased general management and supervisory compensation expenses.

For the third quarter of 2008 and 2007, the Company's effective income tax rates of 36.7% and 35.9%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

Income from continuing operations increased 11% to $8,874,000 during the third quarter of 2008 compared to $7,997,000 during the third quarter of 2007. Including the net loss from the discontinued operations of Auto Master, the net loss was $46,407,000 during the third quarter of 2008 compared to net income of $10,385,000 during the third quarter of 2007.

Nine months ended September 30, 2008, compared to the nine months ended September 30, 2007

The following table details the components of revenue for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 (unaudited, in thousands):
	Nine Months Ended September 30,

	2008	2007	Increase/(Decrease)
Domestic revenue:
Pawn retail merchandise sales	$46,569	$46,039	$530	1%
Pawn scrap jewelry sales	19,969	11,655	8,314	71%
Pawn service charges	26,032	23,026	3,006	13%
Short-term loan and credit services fees	47,518	47,445	73	-
Other	2,958	3,045	(87)	(3)%

	$143,046	$131,210	$11,836	9%

Foreign revenue:
Pawn retail merchandise sales	$43,229	$33,499	$9,730	29%
Pawn scrap jewelry sales	27,605	16,223	11,382	70%
Pawn service charges	26,105	19,203	6,902	36%
Short-term loan and credit services fees	1,979	488	1,491	306%
Other	2	-	2	-

	$98,920	$69,413	$29,507	43%

Total revenue:
Pawn retail merchandise sales	$89,798	$79,538	$10,260	13%
Pawn scrap jewelry sales	47,574	27,878	19,696	71%
Pawn service charges	52,137	42,229	9,908	23%
Short-term loan and credit services fees	49,497	47,933	1,564	3%
Other	2,960	3,045	(85)	(3)%

	$241,966	$200,623	$41,343	21%

Pawn & Short-Term Loan Operations

The 21% increase in year-over-year revenue from the pawn and short-term loan operations was due to a combination of significant same-store revenue growth and the opening of new stores. Same-store revenue in the pawn and short-term loan stores (stores that were in operation during all of the first nine months of both 2008 and 2007) increased 15%, or $29,825,000, for the first nine months of 2008 as compared to the same period last year. Revenue generated by the new pawn and short-term loan stores opened since January 1, 2007 increased by $11,832,000 compared to the same period last year.

Combined pawn retail and wholesale scrap merchandise sales increased by 28%, which is consistent with the growth in pawn service fees and pawn loan balances. The 71% increase in wholesale scrap jewelry sales during the first nine months of 2008 was primarily due to a 24% increase in the quantity of gold sold and a 37% increase in the weighted-average selling price of scrap gold. Retail sales of pawn merchandise grew at a lesser rate, as the Company elected to scrap a greater percentage of pawn inventories, given increased scrap margins and lower selling costs associated with scrap sales. The 23% increase in pawn service charge revenue was consistent with the increase in pawn receivables, which reflected increased consumer demand and continued expansion in Mexico. Service fees from short-term loans and credit services increased 3% year-to-date. While revenue increased as a result of new store openings and maturing of newer stores, the year-to-date results were negatively impacted by Hurricane Ike, which significantly reduced revenue and profitability in approximately 40 short-term loan stores in Texas during the third quarter of 2008. Revenue growth in the Company's free-standing stores was also offset by declines in short-term loan and credit services revenue in the Company's pawn stores and joint venture kiosks, reflecting increased competition from free-standing short-term loan stores.

The gross profit margin on total pawn merchandise sales was 42.9% during the first nine months of 2008, compared to 40.9% during the first nine months of 2007. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 45.3% during 2008, compared to 43.9% in the same period last year. Gross margin on sales of scrap jewelry was 38.3% in 2008 compared to 32.6% in 2007. The increase in both retail and wholesale margins is due primarily to increased gold prices compared to the same period last year.

The Company's short-term loan and credit services loss provision increased to 27.2% of short-term loan and credit services fee revenue in 2008, compared to 26.3% during 2007. The increase was primarily related to higher loss rates in the Company's newer locations, which typically experience higher loss rates than the Company's more mature stores and reduced sales of charged off-accounts. Total sales of charged-off accounts, which are recorded as credits to the loss provision, were $421,000 in the first nine months of 2008 compared to $664,000 in the comparable prior-year period.

Pawn and short-term loan store operating expenses increased 17% to $76,704,000 year-to-date, compared to $65,442,000 in 2007, primarily as a result of the net addition of 103 new pawn and short-term loan stores since January 1, 2007, which is a 26% increase in the store count.

The net store profit contribution from the pawn and short-term loan operations year-to-date was $65,789,000, which equates to a store-level operating margin of 27%, an increase over the 26% margin for the comparable prior-year period.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 18% to $20,998,000 during the first nine months of 2008 compared to $17,800,000 during 2007, which is primarily attributable to increased administrative expenses in Mexico and increased general management and supervisory compensation expenses and increased legal and accounting fees.

For the first nine months of 2008 and 2007, the Company's effective income tax rates of 36.9% and 36.4%, respectively, differed from the federal statutory tax rate of 35% primarily as a result of state income taxes.

Income from continuing operations increased 29% to $27,416,000 during 2008 compared to $21,328,000 during 2007. Including the net loss from the discontinued operations of Auto Master, the net loss was $33,010,000 during 2008 compared to net income of $29,549,000 during 2007.

Discontinued Operations

In September 2008, the Board of Directors of First Cash Financial Services, Inc. approved a plan to discontinue its Auto Master buy-here/pay-here automotive operation. The operating environment for the Auto Master division had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, the Company elected to discontinue the Auto Master operation in order to focus on its core pawn and consumer lending operations in the U.S. and Mexico. It is anticipated that the Auto Master operation, including its customer receivables, inventories and other assets, will be sold or liquidated over the next twelve months. Discontinued operations include the revenue and expenses which can be specifically identified with Auto Master, and excludes any allocation of general administrative corporate costs, except interest expense. Interest expense was allocated to Auto Master based on the amount of net funds advanced to Auto Master at the Company's corporate cost of funds. All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued Auto Master operation.

Associated with this decision, a non-cash loss on the disposal of Auto Master of $1.75 per share, net of tax, or $52.6 million, is included as a component of discontinued operations for the quarter ending September 30, 2008. Approximately $1.06 (per share, net of tax benefit), or $31.9 million, of this charge is an estimated non-cash fair-value adjustment to customer notes receivables, reflecting the currently anticipated resale values of the notes receivable. A non-cash impairment charge related to a write-off of goodwill and intangible assets accounts for $0.41, or $12.3 million, of the total charge, while other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining estimated charge of $0.28, or $8.4 million. At this time, the Company cannot currently estimate future cash expenditures related to the disposal, although such amounts are expected to be relatively insignificant in relation to the total expected charges. The Company expects to continue operating theAuto Master business unit while seeking to sell it, or its individual assets. The terms of the Company's long-term line of credit were amended effective September 30, 2008 to exclude the loss from disposal of Auto Master for purposes of calculating certain financial ratio covenants under the long-term line of credit agreement.

The carrying amounts of the major classes of assets for the discontinued Auto Master operation at September 30, 2008, after the previously mentioned charges, included customer receivables and accrued finance charges of $13.2 million, inventories of $4.9 million, property and equipment of $5.2 million, and other assets of $1.1 million, which were classified as a component of current assets. The carrying amount of liabilities for the discontinued Auto Master operation includes accounts payable of $647,000 and accrued liabilities of $5.4 million.

The Auto Master operation was previously accounted for as a reportable segment. As a result of the decision to discontinue the Auto Master operation, the Company will not have any reportable segments.

The following table summarizes the operating results of Auto Master, which has been reclassified as discontinued operations in the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 (unaudited, in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenue	$26,723	$30,356	$78,014	$80,631

Income (loss) from discontinued
operations before income tax	(4,211)	2,334	(12,750)	8,812
Income tax (expense) benefit	1,541	(830)	4,692	(3,207)

Income (loss) from discontinued
operations, net of tax	(2,670)	1,504	(8,058)	5,605

Loss from disposal of Auto Master
before income tax	(80,941)	-	(80,941)	-
Income tax benefit from disposal	28,330	-	28,330	-

Net loss from disposal of Auto
Master	$(52,611)	$-	$(52,611)	$-

See further discussion in Note 2 of Notes to Condensed Consolidated Financial Statements.

Quarterly Financial Results

The following tables detail quarterly financial data (unaudited, in thousands, except per share data):
	Three Months Ended

	March 31	June 30	September 30	December 31
2008
Total revenue	$77,841	$79,557	$84,568	$	N/A
Cost of revenue	28,577	30,480	33,165		N/A
Net revenue	49,264	49,077	51,403		N/A
Total expenses and other income	33,854	35,096	37,374		N/A
Income from continuing operations	9,727	8,815	8,874		N/A
Income (loss) from discontinued operations, net	(3,032)	(2,113)	(2,670)		N/A
Loss from disposal of Auto Master, net	-	-	(52,611)		N/A
Net income (loss)	6,695	6,702	(46,407)		N/A
Diluted income per share:
Income from continuing operations	0.31	0.30	0.30		N/A
Income (loss) from discontinued operations, net	(0.09)	(0.07)	(0.09)		N/A
Loss from disposal of Auto Master, net	-	-	(1.75)		N/A
Net income	0.22	0.23	(1.54)		N/A
Diluted weighted average shares	31,117	29,853	30,010		N/A

2007
Total revenue	$63,913	$64,501	$72,209		$79,638
Cost of revenue	22,598	24,699	29,019		31,453
Net revenue	41,315	39,802	43,190		48,185
Total expenses and other income	29,919	30,140	30,714		33,790
Income from continuing operations	7,219	6,112	7,997		9,155
Income (loss) from discontinued operations, net	3,060	2,773	2,388		(2,608)
Loss from disposal of D.C. short-term loan
operations, net	-	-	-		(808)
Net income	10,279	8,885	10,385		5,739
Diluted income per share:
Income from continuing operations	0.21	0.19	0.24		0.29
Income (loss) from discontinued operations, net	0.10	0.08	0.08		(0.09)
Loss from disposal of D.C. short-term loan
operations, net	-	-	-		(0.02)
Net income	0.31	0.27	0.32		0.18
Diluted weighted average shares	33,179	33,421	32,880		31,815

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company's primary sources of liquidity were $15,309,000 in cash and cash equivalents, $64,661,000 in receivables, $33,781,000 in inventories, $24,481,000 in assets held for sale and $16,500,000 of available and unused funds under the Company's long-term line of credit. The Company had working capital of $142,423,000 as of September 30, 2008.

The Company has a $90,000,000 long-term line of credit with two commercial lenders, (the "Credit Facility"), which expires in April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 3.9% at September 30, 2008) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At September 30, 2008, the Company had $73,500,000 outstanding under the Credit Facility and $16,500,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of November 7, 2008. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At September 30, 2008, the Company has notes payable to individuals arising from the Auto Master acquisition that total $4,500,000 in aggregate and bear interest at 7%, with quarterly payments of principal and interest. Of the $4,500,000 in notes payable, $2,250,000 is classified as a current liability, and $2,250,000 is classified as long-term debt.

The following table sets forth certain historical information with respect to the Company's statements of cash flows:
	Nine Months Ended September 30,

	2008	2007
	(unaudited, in thousands)
Cash flows from operating activities:
Net income (loss)	$(33,010)	$29,549
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	9,160	8,054
Share-based compensation expense	169	184
Non-cash portion of credit loss provision	39,143	28,076
Loss on disposal of Auto Master	52,611	-
Changes in operating assets and liabilities:
Buy-here/pay-here automotive customer receivables	(40,945)	(48,955)
Finance and service fees receivable	(644)	(1,803)
Inventories	(1,132)	(2,621)
Prepaid expenses and other assets	1,646	(4,805)
Accounts payable and accrued liabilities	42	(6,542)
Current and deferred income taxes	4,437	1,653

Net cash flows from operating activities	31,477	2,790

Cash flows from investing activities:
Pawn customer receivables	(13,389)	(9,493)
Short-term loan customer receivables	(2,260)	(4,671)
Purchases of property and equipment	(15,541)	(19,875)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)

Net cash flows from investing activities	(31,384)	(34,102)

Cash flows from financing activities:
Proceeds from debt	42,050	64,375
Payments of debt	(25,238)	(27,263)
Purchases of treasury stock	(16,997)	(18,176)
Proceeds from exercise of stock options and warrants	899	6,456
Income tax benefit from exercise of stock options and warrants	327	2,196

Net cash flows from financing activities	1,041	27,588

Change in cash and cash equivalents	1,134	(3,724)
Cash and cash equivalents at beginning of the period	14,175	15,535

Cash and cash equivalents at end of the period	$15,309	$11,811

During the third quarter of 2008, the Company did not repurchase any shares of common stock. During the third quarter of 2007, the Company repurchased 823,000 shares. Year-to-date, it has repurchased 1,640,000 shares at an aggregate cost of $16,997,000 and an average cost per share of $10.36. The Company funded $15.5 million in capital expenditures during the first nine months of 2008 related primarily to new store locations.

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

The Company intends to continue expansion primarily through new store openings. The majority of capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through operating cash flows and the Credit Facility. Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion plans for the remainder of fiscal 2008. The Company will evaluate potential acquisitions, if any, based upon earnings accretion, growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the trailing twelve month period ended September 30, 2008 totaled $69,180,000, an increase of 26% compared to $54,792,000 for the trailing twelve month period ended September 30, 2007. The EBITDA margin (EBITDA as a percentage of revenue) for the twelve month period ended September 30, 2008 was 22%, compared to 20% for the comparable prior-year period.

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

The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended September 30,

	2008	2007

Income from continuing operations	$36,571	$28,628
Adjustments:
Income taxes	21,244	16,058
Depreciation	10,761	9,840
Interest expense	665	358
Interest income	(61)	(92)

Earnings before interest, income taxes, depreciation and amortization	$69,180	$54,792

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, earnings growth, charges related to discontinued operations, expansion strategies, store openings, liquidity, cash flows, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer borrowing and repayment behaviors, changes in credit markets, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization in Texas, new legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term loan businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company's 2007 Annual Report on Form 10-K.

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, short-term loan lending (also known as "payday advances"), and credit services in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. In many jurisdictions, the Company must obtain and maintain regulatory operating licenses. In addition, many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. federal and state regulations relating to the reporting and recording of certain currency transactions. The Company's operations in Mexico are also subject to, and must comply with, pawn and consumer lending regulations and other general business, tax, employment and consumer protection regulations from various federal, state and local governmental agencies in Mexico.  Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

During 2008, legislation relating to short-term loans has been either enacted, proposed, or is still pending in several state legislatures, including proposed legislation in the states of California, Illinois, South Carolina, Michigan and Washington, where the Company has short-term loan operations.  In general, such proposed legislation significantly lowers the maximum allowable interest rates on short-term loans and/or significantly restricts the ability of customers to obtain such loans.  This type of legislation, if enacted, could effectively eliminate the Company's ability to offer short-term loan products as the proposed legislation would make these products financially unviable.  The Company also offers short-term loan and credit services products in the states of Texas, Oklahoma, Oregon and Maryland.  In addition, proposed federal legislation was introduced in July 2008 by U.S. Senator Dick Durbin of Illinois which would implement a nationwide interest rate cap of 36% on virtually all credit products, which would likely include all of the Company's pawn, short-term loan and credit services products offered in the United States.  Adoption of any federal or state legislation as described above could restrict, or even eliminate the availability of short-term loan, pawn loan and credit services products in some or all of the states in which the Company offers such products.  The Company cannot currently assess the likelihood of this or similar federal or state legislation or regulations being enacted; however, if such legislation or regulations were enacted, it would have a materially adverse impact on the revenue and profitability of the Company.

In addition, there can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan or credit services industries were taken at the federal level in the U.S. or Mexico, or in U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities and revenue. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2007 Annual Report on Form 10-K. At September 30, 2008, the Company holds approximately $15,911,000 in gold jewelry inventories. Approximately $10,788,000 of the Company's outstanding loans in Mexico at September 30, 2008 were contracted and expected to be settled in Mexican pesos. The Company maintained certain peso-denominated bank balances at September 30, 2008, which converted to a U.S. dollar equivalent of $2,334,000. The Company also has offsetting peso-denominated liabilities for accounts payable, accrued expenses and layaway deposits which convert to a U.S. dollar equivalent of $2,533,000. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no other material changes to the Company's exposure to market risks since December 31, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2008 through September 30, 2008, the Company issued 161,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $1,226,000 (including income tax benefit). Subsequent to September 30, 2008, the Company granted a total of 15,000 restricted stock awards to the outside directors of the Company.

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

During the third quarter of 2008, the Company did not repurchase any shares of common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibits:

10.1	Fifth Amendment to the Credit Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 7, 2008	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Fifth Amendment to the Credit Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer