Form 10-K
period 2008-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2009-03-16
CIK 840489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq Global Select Market on June 30, 2008, is $342,992,000.

As of March 12, 2009, there were 29,248,335 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on July 22, 2009, is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-K
For the Year Ended December 31, 2008

TABLE OF CONTENTS

PART I

Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business Risk Factors Unresolved Staff Comments Properties Legal Proceedings Submission of Matters to a Vote of Security Holders

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A. Item 9B.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Controls and Procedures
Other Information

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.

Directors, Executive Officers and Corporate Governance
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
Certain Relationships and Related Transactions, and Director Independence
Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

FORWARD-LOOKING INFORMATION

This annual report may contain forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. ("First Cash" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this annual report include, without limitation, the Company's expectations of earnings per share, earnings growth, charges related to discontinued operations, collections results, future tax benefits, expansion strategies, store openings, liquidity, cash flows, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company's existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term loan businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, and other uncertainties. These and other risks and uncertainties are further and more completely described in "Item 1A. Risk Factors."

PART I

Item 1.  Business

General

First Cash is a leading operator of pawn and consumer finance stores in the United States and Mexico. The Company has over 535 locations in twelve U.S. states and sixteen states in Mexico as of March 12, 2009.

The Company's pawn stores engage in both consumer finance and retail sales activities. They are a convenient source for small consumer loans, advancing money against pledged tangible personal property such as jewelry, consumer electronics, tools, sporting goods and musical instruments. The pawn stores also retail previously-owned merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, many of the Company's pawn stores offer short-term loans or credit services products.

The Company operates stand-alone short-term loan stores in six U.S. states and nine states in Mexico. These stores provide consumer financial services products including short-term loans, credit services, check cashing, money orders, money transfers and prepaid card products. The exact product mix varies by location. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, which currently owns and operates kiosks located inside convenience stores that offer credit services and check cashing.

Effective September 2008, the Company discontinued its Auto Master buy-here/pay-here automotive sales and finance business. Under the terms of an agreement with Interstate Auto Group, Inc. (dba "CarHop"), CarHop purchased Auto Master's automobile inventories, assumed leases at all existing dealership locations and hired a significant number of Auto Master's personnel. In addition, CarHop is managing the collection of Auto Master's outstanding portfolio of customer notes receivable under a fee-based agreement. All revenue, expenses and income reported herein have been adjusted to reflect reclassification of the Auto Master discontinued business unit.

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

Industry

The specialty consumer finance industry provides a quick and convenient source of short-term credit to unbanked, underbanked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit card providers. First Cash competes directly in the specialty consumer finance industry with its pawn and short-term loan products and services.

The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops located in the Southeast and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest concentration of pawnshops. Management believes the U.S. pawnshop industry is fragmented, with approximately 12,000 to 15,000 stores in the country. The three major publicly traded pawnshop companies, which include First Cash, currently operate approximately 1,000 of the pawnshops in the United States. The Company believes that individuals operating less than five locations own the majority of pawnshops. Management further believes that the highly fragmented nature of the industry is due, in part, to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

The pawnshop industry in Mexico is substantially less developed, as compared to the U.S., with fewer than 5,000 stores estimated to be in the entire country. Management believes the Mexican pawnshop industry is also fragmented. The Company currently operates over 280 pawn and consumer lending locations in Mexico. A large percentage of the population in Mexico is unbanked or underbanked and has limited access to consumer credit. The Company believes that there is significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition.

In the U.S., the short-term loan industry has experienced significant growth over the past decade. A leading industry analyst estimates that there are approximately 23,000 short-term loan locations throughout the United States. There are at least 17 public and privately held chains that operate from 150 to almost 2,800 stores each, including First Cash, and which operate a combined total of approximately 12,000 U.S. stores.

Business Strategy

The Company's business plan is to continue the expansion of its operations by opening new retail locations, primarily in Mexico, and to remain focused on increasing the revenue and operating profits in its existing stores. In the past, the Company has also expanded its operations through acquisitions and the Company will continue to evaluate acquisition opportunities if and when they arise.

New Store Openings

The Company has opened or acquired 364 new stores in the last six years and intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following chart details store openings over the past six years:
	2008		2007	2006	2005	2004	2003

Mexico stores	64	(1)	52	27	35	40	31
U.S. stores	8		21	43	15	12	16

Total	72		73	70	50	52	47

(1) Includes acquisition of 16 stores in December 2008.

The Company plans to continue opening new pawn stores, primarily in Mexico, and a limited number of new pawn stores in the U.S. The Company does not currently anticipate opening any new U.S. short-term/payday loan stores after March 2009. Management opens new stores in markets where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and short-term loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company's existing store base are the volume and gross profit of merchandise sales, the volume and yield on customer receivables outstanding, the volume and fees collected on credit services transactions, check cashing transactions and other consumer financial services transactions, and the control of store expenses, including the loss provision expense related to short-term loans and credit services receivables. To encourage customer traffic, which management believes is a key determinant to increasing its stores' profitability, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable. In addition to a clean and secure physical store facility, the stores' exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

The Company has an employee-training program for both store and corporate-level personnel that promotes customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully-integrated functionality to support point-of-sale retail operations, inventory management and loan processing. Each store is connected on a real-time basis to a secured off-site data center that houses the centralized databases and operating systems. The information systems provide management with the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance of financial and operational controls. Management believes that the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near term.

Acquisitions

Because of the fragmented nature of the pawn and short-term loan industries, as well as the availability of certain regional chains, the Company believes that certain acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches state and local regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms.

Pawn Lending Activities

The Company's pawn stores advance money to their customers against the security of pledged goods provided by their customers. The pledged goods are tangible personal property such as jewelry, electronic equipment, household appliances, tools, sporting goods and musical instruments. The pledged goods provide the only security to the Company for the repayment of the pawn, as pawns cannot result in personal liability to the borrower. Accordingly, the Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sales value of pledged goods as a basis for its credit decision.

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

Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is paid earlier or renewed. In Maryland, Washington, D.C., and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, 44 days in Washington, D.C. and Mexico and 40 days in Maryland, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. Certain short-term loan stores in Michigan, Oregon and Texas buy jewelry and/or conduct a limited amount of pawn lending.

The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value includes such sources as precious metals spot markets, catalogs, blue books, on-line auction sites and newspapers. The Company also utilizes its integrated computer information system to recall recent selling prices of similar merchandise in its own stores and to review the customer's previous transaction history with the Company. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. It is the Company's policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount pawned.

The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service fees on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service fees of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington, D.C., a flat $2 charge per month applies to all pawns up to $40, and an 18% to 60% annualized service charge applies to pawns greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. As of December 31, 2008, the Company's average pawn loan in its U.S. stores was approximately $162, while the average pawn loan was approximately $63 in its Mexico stores.

Short-Term Loan and Credit Services Activities

The Company's short-term loan stores, and many of its pawn stores, generally make short-term loans, also known as payday advances, for a term typically thirty-one days or less. The typical short-term loan is for amounts ranging from $100 to $1,000 with an average short-term loan being $350. To qualify for a short-term loan, a customer generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on his or her personal checking account for the amount of the advance, plus applicable fees. At maturity, the customer typically returns to the store to pay off the advance and related fee with cash, in which case the check is returned to the customer. If the customer fails to repay the loan, the store then deposits the customer's check. Short-term loans in Mexico are not secured by a personal check. Short-term loan transactions are subject to federal truth-in-lending regulations and fair debt collection practice regulations. In addition, state and local regulations exist in certain markets, which, among other things, limit the number of consecutive short-term loans a customer can obtain, limit the total transactions over a specified time period, or limit the number of outstanding advances a consumer may have with any combination of lenders.

The term of the short-term loan generally ranges from 7 to 31 days. In California, Washington, Illinois, Oregon, South Carolina, Oklahoma, Michigan and Mexico, the maximum loan term is 31, 45, 45, 60, 31, 45, 31 and 15 days, respectively. Only Oregon and Oklahoma have a minimum term which is 31 and 12 days, respectively. Fees charged for short-term loans are generally regulated by state law. In California, the service fee is 15% of the check's face value. Short-term loans made in Washington bear service fees of 15% on loan amounts up to $500 and 10% on loan amounts exceeding $500; the maximum loan amount being $700. Short-term loans made in Oregon bear service fees at a 36% annual percentage rate on loan amounts up to $700 plus an application fee of up to $30. In South Carolina, the service fee is 15% on loan amounts up to $300. Short-term loans made in Oklahoma bear service fees of 15% on loan amounts up to $300 and 10% on loan amounts exceeding $300; the maximum loan amount being $500. Short-term loans made in Michigan bear service fees ranging from 13% to 15% on loan amounts up to $600. Short-term loans made in Illinois are limited to 15.5% per $100 advanced. In Illinois, the Company also offers an installment loan product with terms of 14 to 180 days at fees which range from $16 to $35 per $100 advanced. Short-term loans made in Mexico bear weekly service fees of 10% on the loan amount; the maximum loan amount being $400. In Mexico, the Company also offers an installment loan product with terms of 7 to 365 days and bears weekly service fees of 7% on the loan amount; the maximum loan amount being $400.

Banks return a significant number of customer short-term loan checks deposited by the Company due to insufficient funds in the customers' accounts. However, the Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company's short-term loan operations is dependent upon adequate collection of these returned items.

The Company offers a fee-based credit services organization program ("CSO program") to assist consumers, primarily in Texas and Maryland markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis. The Company typically charges a credit services fee of $15 to $22 per $100 advanced. If the loan is not repaid prior to the expiration of the term, the customer's personal check or ACH withdrawal is deposited into the Independent Lender's bank account. Banks return a significant number of customer checks deposited into the Independent Lender's account due to insufficient funds in the customers' accounts. If the loan is unpaid after 16 days from its due date, the Company reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. The Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company's credit services operations is dependent upon adequate collection of these returned items.

Pawn Merchandise Sales

The Company's pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The items retailed are primarily used jewelry, consumer electronics, household appliances, tools, musical instruments, and sporting goods. The Company also melts down certain quantities of scrap gold jewelry and sells the gold at market commodity prices.

The Company acquires pawn merchandise inventory primarily through forfeited pawns and, to a lesser extent, through purchases of used goods directly from the general public. Merchandise acquired by the Company through defaulted pawns is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees.

The Company does not provide financing to purchasers of its merchandise, but does permit its customers to purchase merchandise on an interest-free "layaway" plan. Should the customer fail to make a required payment, the item is returned to inventory and previous payments are forfeited to the Company. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company.

Financial Information about Geographic Areas

Additional financial information regarding the Company's revenue and long-lived assets by geographic areas is provided in Note 17 of Notes to Consolidated Financial Statements.

Locations and Operations

The Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing. Financial information about geographic areas is provided in Results of Operations and Note 17 of Notes to Consolidated Financial Statements. Of the Company's 320 pawn stores, 64 pawn stores also offer the short-term loan or credit services product. As of December 31, 2008, the Company's stores were located in the following states:

		Short-Term
		Loan/
		Check
	Pawn	Cashing	Total
	Stores	Stores (1)	Locations

United States:
Texas	58	118	176
Maryland	21	-	21
California	-	15	15
Michigan	-	12	12
Illinois	-	10	10
South Carolina	6	-	6
Oregon	-	4	4
Oklahoma	3	-	3
Washington	-	3	3
Missouri	2	-	2
District of Columbia	2	-	2
Virginia	2	-	2
Mexico:
Tamaulipas	44	5	49
Baja California	33	5	38
Chihuahua	30	3	33
Coahuila	28	-	28
Nuevo Leon	26	2	28
Jalisco	15	8	23
Puebla	15	6	21
Guanajuato	10	8	18
Aguascalientes	5	5	10
Guerrero	6	-	6
San Luis Potosi	5	-	5
Morelos	4	-	4
Durango	3	-	3
Queretaro	1	1	2
Sonora	1	-	1

Total	320	205	525

(1)	Eleven of the short-term loan stores in Mexico and six of the short-term loan stores in the U.S. also offer pawn loans.

In addition, at December 31, 2008, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 staffed kiosks located inside convenience stores in the state of Texas. These kiosks offer credit services and check cashing. During the year ended December 31, 2008, the Company did not open or close any Cash & Go, Ltd. kiosks.

The Company's credit services operations also include an internet distribution channel for customers in the states of Maryland and Texas.

The Company maintains administrative offices in Texas and Nuevo Leon, Mexico.

Pawn Store Operations

The typical Company pawn store is a freestanding building or part of a retail shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with distinctive signage and a layout similar to a contemporary specialty retailer. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

The Company's computer system permits a store manager or clerk to rapidly recall the cost of an item in inventory and the date it was purchased, as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked its stores to permit the Company's headquarters to more efficiently monitor each store's operations, including merchandise sales, service charge revenue, pawns written and redeemed, and changes in inventory.

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

Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees four to seven store managers. Area supervisors typically report to a regional market manager, who in turn reports to a Regional Operations Director. Regional Operations Directors report to a Vice-President of Operations and/or the Chief Operating Officer.

The Company believes that the profitability of its pawnshops is dependent, among other factors, upon its employees' ability to make pawns that achieve optimum redemption rates, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job pawn and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation, and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees based on sales, gross profit and special promotional contests.

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

Each short-term loan store employs a manager and between one and eight tellers, depending upon the size, loan volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor who typically oversees two to five store managers. Area supervisors typically report to a regional market manager, who in turn reports to a Vice-President of Operations and/or the Chief Operating Officer.

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

Competition

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenue, profitability, and ability to expand.

The Company competes primarily with other pawn store operators and short-term loan operators. Of the three largest publicly-held pawnshop operators and eight publicly-held short-term loan/check cashing operators, all have more locations than the Company. There are many privately held operators of short-term loan stores, some of which are significantly larger than the Company. There is also significant competition in the short-term loan and credit services industries from internet-based providers of such products, many of which have significantly larger operations than the Company's. In addition, the pawnshop and short-term loan industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and short-term loans, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

In its retail operations, the Company's competitors include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other specialty retailers, on-line retailers, on-line auction sites and other pawnshops. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many retailers have significantly greater financial resources than the Company.

Governmental Regulation

General

The Company is subject to extensive regulation of its pawnshop, short-term loan, credit services, check cashing and buy-here/pay-here automotive finance operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico which have broad discretionary authority. Many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. and Mexican federal and state regulations relating to the reporting and recording of certain currency transactions.

In both the U.S. and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and short-term loans, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the U.S. and Mexico) and in various local jurisdictions (in the U.S. and Mexico) to prohibit or restrict pawn loans, short-term loans, credit services and the related service charges. There are several instances of this type of legislation currently pending at federal, state and local levels in both the U.S. and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or short-term loans.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan or credit services industries were taken at a federal level in the United States or Mexico, or in U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a material adverse effect on the Company's lending, credit services and retail activities and revenue. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a material adverse impact on the Company's operations and financial condition.

U.S. Federal Regulations

Historically, direct federal regulation of the pawn and short-term loan industries has been somewhat limited. However, in recent years, certain federal legislation has been enacted and continues to be proposed which would increase federal restrictions or regulations. In addition, the federal government regulates, and generally prohibits, the ability of state and nationally chartered banks to participate in the short-term loan industry through regulations established by both the U.S. Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

During 2006, the United States Congress enacted legislation that caps the annual percentage rate charged on short-term advance/payday loans made to active military personnel at 36%; this legislation became effective in October 2007. The Company does not have, nor does it intend to develop, any short-term/payday loan or credit services products bearing an effective interest and fee rate of 36% per annum or less, as the Company believes the losses and servicing costs associated with lending to the Company's traditional customer base would exceed the revenue produced at that rate. As a result, the Company no longer provides loan products to active military personnel.

U.S. Senator Richard Durbin, of Illinois, recently re-introduced a bill filed late last year to implement a national 36% rate cap on all consumer credit products. The Durbin bill specifically addresses payday loans and from the verbiage of the bill, it can be assumed that pawn and credit services products would be subject to the rate cap as well. Another bill, HR-1214, sponsored by U.S. House Representative Luis Gutierrez, of Illinois, calls for a maximum rate of $15 per $100 on payday loans in addition to a mandatory extended payment plan, no rollovers and limits consumers to one loan at a time. If a customer is in a payment plan, he is prevented from taking out a new loan. The Company cannot currently assess the likelihood of this or similar federal or state legislation or regulations being proposed and/or enacted. If such legislation, especially legislation similar to the Durbin bill, were enacted, it would have a material adverse effect on the Company's financial condition and results of operations, as almost all of the Company's pawn loan, short-term loan and credit services products bear interest and fees of more than 36% per annum. Such products and services in the U.S. comprised approximately 42% of the Company's total revenue in 2008. There can be no assurance that additional restrictive legislative and regulatory activity at the federal level affecting all short-term loan and credit services products will not be introduced or enacted.

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

Under the Bank Secrecy Act, the U.S. Department of the Treasury (the "Treasury Department") regulates that transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day.

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

In March 2000, FinCEN adopted additional regulations, implementing the Bank Secrecy Act that also addresses money services businesses. These regulations require money services businesses, such as the Company, to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions - one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds; (2) are designed to evade the requirements of the Bank Secrecy Act; or (3) appear to serve no business or lawful purpose.

Under the USA PATRIOT Act passed by Congress in 2001 and revised in 2006, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls; (2) the designation of a compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program.

The Gramm-Leach-Bliley Act requires the Company to generally protect the confidentiality of its customers' nonpublic personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers' nonpublic personal information with third parties. Such disclosure must be made to customers at the time the customer relationship is established, at least annually thereafter, and if there is a change in the Company's privacy policy. In addition, the Company adheres to strict document retention and destruction policies.

The federal Equal Credit Opportunity Act ("ECOA") prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of any action taken on the individual's credit application. The Company must provide a loan applicant a Notice of Adverse Action ("NOAA") when the Company denies an application for credit. The NOAA must inform the applicant of (1) the action taken regarding the credit application; (2) a statement of the ECOA's prohibition on discrimination; (3) the name and address of both the creditor and the federal agency that monitors compliance with the ECOA; and (4) the applicant's right to learn the specific reasons for the denial of credit and the contact information for the parties the applicant can contact to obtain those reasons. The Company provides NOAA letters and maintains records of all such letters as required by the ECOA and its regulations.

The Fair Credit Reporting Act requires the Company to provide certain information to customers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by the Company to the consumer reporting agencies.

The federal Fair and Accurate Credit Transactions Act ("FACTA") requires the Company to adopt written guidance and procedures for detecting, preventing, and responding appropriately to mitigate identity theft, and to adopt various coworker policies, procedures, and provide coworker training and materials that address the importance of protecting non-public personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate.

U.S. State and Local Regulations

The Company provides pawn loans in eight U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, which includes Texas, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C., Oregon and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

Under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with copies of all daily transactions involving pawns and over-the-counter purchases. These daily transaction reports are designed to provide local law enforcement officials with a detailed description of the goods involved, including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. Goods held to secure pawns or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners. Historically, the Company has not found these claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners.

The Company currently provides short-term loans, also known as payday advances, in seven U.S. states and in Mexico that have licensing and/or fee and operating regulations related to its payday advance operations, which includes California, Washington, Oklahoma, South Carolina, Oregon, Illinois and Michigan. The Company is licensed in each of the U.S. states and Mexico in which a license is currently required for it to operate as a payday advance or small loan provider. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. Regulations in certain states limit the maximum number of consecutive payday advances that may be provided to a customer and/or limit the total advances a customer may have outstanding at any point in time.

The laws in the states of Texas and Maryland restrict or prohibit the Company from operating as a traditional payday advance lender. However, in the states of Texas and Maryland, the Company provides a credit services program to customers seeking short-term loans which is discussed below.

Legislation relating to short-term loans and credit services products has been either enacted, proposed, or is still pending in several state legislatures, including proposed legislation in the states of Texas, California, Illinois, South Carolina, Michigan and Washington, where the Company has short-term loan and credit services operations.  In general, such proposed legislation significantly lowers the maximum allowable interest rates on short-term loans and/or significantly restricts the ability of customers to obtain such loans.  As detailed below, the Company has particular exposure to proposed adverse credit services legislation in the state of Texas, where it offers credit services in 118 short-term loan stores, 58 pawnshops and 39 Cash & Go, Ltd. kiosks. These types of legislation, if enacted, could effectively eliminate the Company's ability to offer short-term loan products, as the proposed legislation would make these products financially unviable.  The Company also offers short-term loan and credit services products in the states of Oklahoma, Oregon and Maryland.  Adoption of any federal or state legislation as described above could restrict, or even eliminate the availability of short-term loan, pawn loan and credit services products in some or all of the states in which the Company offers such products.  The Company cannot currently assess the likelihood of this or similar federal or state legislation or regulations being enacted; however, if such legislation or regulations were enacted, it would have a material adverse impact on the revenue and profitability of the Company.

As noted above, the Company offers a credit services product in the states of Texas and Maryland. In Texas, First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, operates as a registered credit services organization as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term loan from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer's right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd. credit services location must be registered as a credit services organization and pay a registration fee. The Company has a wholly-owned subsidiary based in Maryland which operates as a registered credit services organization in Maryland, and which operates under a similar structure as described for Texas.

Legislation has been recently introduced in the Texas legislature which would severely restrict and/or prohibit the Company's ability to operate as a credit services organization in Texas, where it offers credit services in 118 short-term loan stores, 58 pawnshops and 39 Cash & Go, Ltd. kiosks. The Company cannot currently assess the likelihood of this or similar federal or state legislation or regulations being proposed and/or enacted. Also, there can be no assurance that additional legislative or regulatory initiatives will not be enacted which would eliminate or restrict the Company's ability to operate as a credit services organization in the states of Texas or Maryland. If such legislation or regulations were enacted, especially in Texas, it would have a material adverse impact on the revenue and profitability of the Company, as the Company derived approximately $43.6 million in revenue, which is 13% of total revenue, from its credit services product in Texas in fiscal 2008.

The Company's buy-here/pay-here finance operations, which are now discontinued, are subject to various state and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. The Company's financing activities are subject to state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collection practices, limit the Company's right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

In some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

Mexico Regulations

The pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections and employment matters, among others, by various federal, state and local governmental agencies.  In addition, federal law in Mexico currently provides for administrative regulation of the pawnshop industry by PROFECO, the federal consumer protection agency. PROFECO regulates the form of pawn loan contracts and certain operating standards and procedures for pawnshops. The Company's pawn and short-term lending operations in Mexico are also subject to federal regulations which require the Company to register its operations and contracts and provide that the Company disclose the annualized percentage rate charged on pawn and short-term loan transactions. Both federal and state legislation in Mexico has been and continues to be introduced which would further regulate or potentially restrict the ability of the Company to provide pawn loans or other short-term loans. Such proposals typically contain restrictions on interest rates and/or service fees, they restrict or eliminate the ability of "for profit" entities to offer these services and provide for greater regulatory oversight by federal banking regulations. As an example, there is currently pending federal legislation which would subject the Company's pawnshop operations to additional regulation and oversight by federal banking regulators. The Company cannot currently assess the probability of such legislation being enacted nor the potential impact of such legislation. There can be no assurance that additional federal, state or local statutes or regulations in Mexico will not be enacted, or that existing laws and regulations will not be amended. In fiscal 2008, approximately 42% of the Company's revenue was derived from its Mexican operations. Legislation which significantly regulated or restricted service fees or restricted customer access to the Company's pawn and credit products, could have a material adverse impact on the Company's results of operations and financial condition.

Employees

The Company had approximately 3,800 employees as of March 12, 2009, including approximately 200 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd. had approximately 80 employees as of March 12, 2009. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

First Cash Website

The Company's primary website is at www.firstcash.com. The Company makes available, free of charge, at its corporate website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after they are electronically filed with the SEC.

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, California, Virginia, Washington, Oregon, South Carolina, Illinois, Washington, D.C., Oklahoma, Michigan and Arkansas, as well as excess employer's indemnification insurance in Texas and equivalent coverage in Mexico. The Company is a non-subscriber under the Texas Workers' Compensation Act.

Item 1A.  Risk Factors

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

Both pawn and short-term consumer loan products have come under increased regulation and scrutiny. If changes in regulations affecting the Company's pawn, short-term loan, automotive finance and credit services businesses create increased restrictions, or have the effect of prohibiting loans in the countries and states where the Company offers these products, such regulations could materially impair or reduce the Company's pawn, short-term loan, automotive finance and credit services businesses and limit its expansion into new markets. The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. Both pawn and short-term consumer loans, including payday advances, have come under increased scrutiny and increasingly restrictive regulation in recent years. For example, federal legislation to cap interest rates at a 36% APR for all of the Company's consumer credit products has been recently introduced in the U.S. Congress. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or short-term loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of the short-term loan and credit services products to consumers, despite the significant demand for such products. In Mexico, similar restrictions and regulations affecting the pawn and consumer loan industries, including licensing restrictions, disclosure requirements and limits on interest rates and/or loan service fees, have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of specialty consumer finance products at some or all of the Company's locations, which would adversely affect the Company's operations and financial condition.

The Company's allowance for automotive finance and short-term loan credit losses may not be sufficient to cover actual credit losses which could adversely affect its financial condition and operating results. The Company has significant customer receivables arising from buy-here/pay-here automotive finance operations and its short-term loan portfolios. The Company has to recognize losses resulting from the inability of certain borrowers to repay such receivables or loans and the insufficient realizable value of the collateral securing the loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its automotive finance and short-term loan portfolios. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change. If the Company's assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company's credit services revenue depends in part on the willingness and ability of an unaffiliated third-party lender to make loans to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new loans and to maintain quality and consistency in its loan programs could cause the Company to lose customers and substantially decrease the revenue and earnings of the Company's credit services business. In addition, the Company's lending and retail operations are dependent upon the Company's ability to maintain retail banking relationships with commercial banks.

Media reports and public perception of short-term consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company's short-term loan, credit services and pawn businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for the Company's customers' borrowing needs, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the short-term loan products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a material adverse effect on the Company's financial condition and results of operations.

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

Increased competition from banks, savings and loans, internet-based lenders, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations. The Company has many competitors to its core lending and merchandise sales operations. The Company's principal competitors are other pawnshops, short-term loan companies, internet-based lenders, automotive retailers, consumer finance companies and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of short-term loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise and automobiles, retailers of pre-owned merchandise and automobiles, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by a governmental entity. The government could take actions that would harm the Company's ability to compete in the Mexico market. In addition, the Company's two largest pawn competitors, both of whom are larger than the Company, have recently launched significant acquisition expansion programs in Mexico.

A sustained deterioration of economic conditions could reduce demand for the Company's products and services and increase credit losses which would result in reduced earnings. A sustained deterioration in the economy could cause deterioration in the performance of the Company's pawn loan portfolios and in consumer demand for pre-owned merchandise such as that sold in the Company's pawnshops.  While the credit risk for much of the Company's pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral.  Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins.  An economic slowdown could result in a decrease in loan demand and an increase in loan defaults on short-term loan and credit services products.  During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce short-term loan balances and related revenue and credit services fees, and could face more difficulty in collecting defaulted short-term loans, which could lead to an increase in loan losses.  As short-term loans and credit services customers generally have to be employed to qualify for a loan, an increase in the unemployment rate would reduce the number of potential customers. An economic slowdown could result in an increase in loan defaults on the automotive finance receivable portfolio. During such a slowdown, the Company could be required to increase the amount of loans written-off.

Adverse gold market fluctuations could negatively affect the Company's profits. The Company holds significant gold inventories and approximately 56% of its pawn receivables are secured by gold jewelry collateral. A significant decline in gold prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry.

The Company's financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Mexico. The Company derives significant revenue, earnings and cash flow from operations in Mexico. The Company's exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity's functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the financial statements of the Company's Mexican subsidiaries are prepared using the Mexican peso as the functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Mexican peso could cause significant fluctuations in the Company's results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent receipts and expenditures are not offsetting in the subsidiary's functional currency. In addition, changes in currency could negatively affect customer demand in Mexico and in U.S. stores located along the Mexican border.

The Company also experiences foreign transaction exposure to the extent monetary assets and liabilities, including debt, are in a different currency than the subsidiary's functional currency. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. The Company's financial position and results of operations have been significantly affected by fluctuations in the value of the Mexican peso. As the Company's Mexico businesses primarily identify the Mexican peso as its functional currency, recent depreciation of the Mexican peso has resulted in the increase of deferred translation losses (foreign currency translation adjustments recognized in accumulated other comprehensive loss) based on positive net asset positions. Devaluation has also resulted in foreign currency transaction losses primarily associated with U.S. dollar debt at these businesses. In addition, because it is difficult to estimate the overall impact of foreign exchange fluctuations related to translation exposure on the Company's results of operations, the Company does not separately quantify the impact on earnings.

Risks and uncertainties related to the Company's foreign operations could negatively impact the Company's operating results. The Company has a significant number of locations in Mexico, a country in which there are potential risks related to geo-political events, drug and gang-related violence, enforcement of property rights, governmental regulations, public safety and security among others. Actions or events could occur in Mexico that are beyond the Company's control, which could restrict or eliminate the Company's ability to operate its locations in Mexico or significantly reduce product demand and the expected profitability of such operations.

A decreased demand for the Company's products and services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers' financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or access to, its products, the Company's revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the short-term loan products and services it offers due to regulatory developments.

Changes in the capital markets or the Company's financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. The Company currently has $54 million outstanding on its bank line of credit, which is due in April 2010 and the Company expects that it will have to refinance a significant portion of this obligation. Efficient access to these markets is critical to the Company's ongoing financial success; however, the Company's future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company's earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company's industry by market participants. Inability to access the credit markets on acceptable terms, if at all, would have a material adverse effect on the Company's financial condition.

The Company's business depends on the uninterrupted operation of the Company's facilities, systems and business functions, including its information technology and other business systems. The Company's business depends highly upon its employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call centers, and processing and making cash advances. Additionally, the Company's storefront operations depend on the efficiency and reliability of the Company's point-of-sale system. A shut-down of or inability to access the facilities in which the Company's online operations, storefront point-of-sale system and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company's ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions.

A security breach of the Company's computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company's systems, which could have a material adverse effect on the Company's business.

The Company is subject to impairment risk. At December 31, 2008, the Company had goodwill totaling $75,191,000 on its Consolidated Balance Sheet, all of which represent assets capitalized in connection with the Company's acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. The Company may not realize the value of these intangible assets. Management performs periodic reviews of the carrying values of the intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which could adversely affect the Company's results of operations.

The inability to successfully integrate acquisitions could adversely affect results. The success of the 2008 Presta Max acquisition is subject to numerous internal and external factors, such as the ability to consolidate data processing and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. Failure to successfully integrate the Presta Max acquisition would have an adverse effect on the Company's results of operations.

Adverse real estate market fluctuations could affect the Company's profits. The Company leases most of its locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations, thereby negatively impacting the Company's results of operations.

Inclement weather can adversely impact the Company's operating results. The occurrence of weather events, such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters, adversely affecting consumer traffic and collection activities at the Company's stores could negatively impact the Company's operating results.

Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk.

Other risks that are indicated in the Company's filings with the Securities and Exchange Commission may apply as well.

Item 1B.  Unresolved Staff Comments

As of December 31, 2008, the Company had no unresolved SEC staff comments.

Item 2.  Properties

The Company owns the real estate and buildings for four of its pawn stores. The Company leases 542 pawn and short-term loan locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company's existing leases expire on dates ranging between 2009 and 2019. All current store leases provide for specified periodic rental payments ranging from approximately $825 to $11,150 per month.

The Company also currently owns six other parcels of real estate. Two of the parcels are leased to a buy-here/pay-here car lot operation and the remaining four parcels are related to the Auto Master discontinued operation and are being held for sale.

The Company currently leases approximately 19,500 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires April 30, 2010, currently provides for monthly rental payments of approximately $30,000. The Company leases approximately 7,500 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires July 31, 2009, currently provides for monthly rental payments of approximately $3,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for its short-term loan collections and internet-based credit services operations. The lease, which expires February 28, 2013, currently provides for monthly rental payments of approximately $6,200.

The Company's 50% owned joint venture, Cash & Go, Ltd., leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture's existing leases expire on dates ranging between 2009 and 2013. All current Cash & Go, Ltd. leases provide for specified periodic rental payments ranging from approximately $1,300 to $1,900 per month.

Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and short-term loan locations, unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores and short-term loan stores are suitable for such purposes. The Company considers its equipment, furniture and fixtures to be in good condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company's common stock is quoted on the Nasdaq Global Select Market under the symbol "FCFS." The following table sets forth the quarterly high and low closing sales prices per share for the common stock, as reported by the Nasdaq Global Select Market:
		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

2008
	High	$14.16	$16.88	$19.89	$19.06
	Low	7.54	11.21	14.73	12.30

2007
	High	$25.22	$25.58	$24.07	$25.15
	Low	20.36	21.46	20.38	14.43

On March 12, 2009, the closing sales price for the common stock as reported by the Nasdaq Global Select Market was $14.18 per share. On March 12, 2009, there were approximately 54 stockholders of record of the common stock.

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

Recent Issuances of Common Stock

During the period from January 1, 2008, through December 31, 2008, the Company issued 161,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $1,226,000 (including income tax benefit). During the fourth quarter of 2008, the Company granted a total of 15,000 shares of restricted stock to the outside directors of the Company. The issuance of these stock options, warrants and restricted stock to officers and employees was exempt under Section 4(2) of the Act, and all holders had access to and/or reviewed copies of Exchange Act filings. No sales commissions were paid with respect to these issuances.

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

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company's outstanding common stock. No shares were repurchased under this 2007-authorized program during 2007. In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during fiscal 2008:

	Total	Average	Total Number of	Maximum Number
	Number	Price	Shares Purchased	Of Shares that May
	Of Shares	Paid	As Part of Publicly	Yet be Purchased
	Purchased	Per Share	Announced Plans	Under the Plans

January 1 through January 31, 2008	-	-	-	1,000,000
February 1 through February 28, 2008	-	-	-	1,000,000
March 1 through March 31, 2008	1,352,137	$ 10.10	1,352,137	1,647,863
April 1 through April 30, 2008	288,282	$ 11.61	288,282	1,359,581
May 1 through May 31, 2008	-	-	-	1,359,581
June 1 through June 30, 2008	-	-	-	1,359,581
July 1 through July 31, 2008	-	-	-	1,359,581
August 1 through August 31, 2008	-	-	-	1,359,581
September 1 through September 30, 2008	-	-	-	1,359,581
October 1 through October 31, 2008	-	-	-	1,359,581
November 1 through November 30, 2008	-	-	-	1,359,581
December 1 through December 31, 2008	-	-	-	1,359,581

Total	1,640,419	$ 10.36	1,640,419

Item 6.  Selected Financial Data

The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8. The information below has been audited for balance sheet dates December 31, 2008 and 2007 and statement of operations for the years ending December 31, 2008, 2007 and 2006.

	Year Ended December 31,

	2008	2007	2006	2005	2004
	(in thousands, except per share amounts and certain operating data)
Income Statement Data:
Total revenue	$333,528	$280,261	$237,656	$200,714	$173,799
Cost of revenue	130,764	107,769	88,486	74,661	62,972
Net revenue	202,764	172,492	149,170	126,053	110,827
Total expenses and other income	142,141	124,563	107,786	90,439	81,203
Income from continuing operations
before income taxes	60,623	47,929	41,384	35,614	29,624
Provision for income taxes	22,503	17,446	14,898	12,832	10,961
Income from continuing operations	38,120	30,483	26,486	22,782	18,663
Income (loss) from discontinued
operations, net of tax	(59,656)	4,805	5,258	2,601	2,043
Net income (loss)	(21,536)	35,288	31,744	25,383	20,706

Net income per share:
Basic:
Income from continuing operations	$1.29	$0.97	$0.84	$0.73	$0.60
Net income (loss)	(0.73)	1.12	1.01	0.81	0.66
Diluted:
Income from continuing operations	1.26	0.93	0.81	0.68	0.55
Net income (loss)	(0.71)	1.08	0.97	0.76	0.61

Balance Sheet Data:
Working capital	$98,039	$121,750	$93,653	$93,506	$81,389
Total assets	265,343	291,548	233,842	185,954	162,343
Long-term liabilities	78,075	69,291	23,485	8,616	8,755
Total liabilities	110,893	90,339	45,246	23,246	18,297
Stockholders' equity	154,450	201,209	188,596	162,708	144,046

End of Year Location Counts:
Pawn-only stores	256	211	183	157	127
Pawn stores offering short-term loans (1)	64	65	69	69	70
Short-term loan stores (excluding
Cash & Go, Ltd.) (1)	205	184	140	97	82

	525	460	392	323	279

(1)	Includes locations where short-term loans are provided through the CSO program.

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

The Company discontinued its short-term loan operations in the Washington, D.C. market effective December 2007. The Company also discontinued its Auto Master buy-here/pay-here operation, effective September 2008. See discussion of discontinued operations below and in Note 5 of Notes to Consolidated Financial Statements.

The following table details certain metrics regarding the Company's loan products, inventories, and store locations:
	Year Ended December 31,

	2008	2007	2006
Customer receivable balances at end of period, in thousands:
Pawn receivables	$44,170	$41,285	$32,459
Short-term loan receivables, net of allowance	5,865	5,762	4,823
CSO short-term loans held by independent third-party lender (1)	12,918	14,725	12,163

Short-term loan receivables and CSO short-term loans at end of period, in thousands (4):
Pawn stores	$2,717	$3,217	$3,049
Short-term loan stores	14,705	16,804	12,812
Internet operations	1,010	-	-
Cash & Go, Ltd. joint venture kiosks	1,383	1,603	1,840

Pawn store inventories at end of period, in thousands:	$28,738	$26,870	$25,034

Pawn store annualized inventory turnover:	3.8x	3.4x	3.2x

Annualized service/finance fee yield (2):
Pawn receivables	157%	157%	160%
Short-term loan receivables, net of credit loss provision	270%	303%	359%

Net short-term loan and credit services loss provision as a
percentage of service fees (1)	28%	28%	24%

Locations in operation (excluding joint venture kiosks):
Beginning of the year	460	392	323
Opened	56	73	70
Acquired	16	-	-
Consolidated/closed	(7)	(5)	(1)

End of the year	525	460	392

Number of locations at end of period:
Pawn-only stores	256	211	183
Pawn stores also offering short-term loans (3)	64	65	69
Short-term loan stores (3)	188	169	138
Short-term loan stores also offering pawn loans (3)	17	15	2
Cash & Go, Ltd. joint venture kiosks (3)	39	39	40

Average receivables and CSO loan balances per location at
end of period, in thousands:
Pawn receivables in pawn stores	$138	$149	$129
Pawn receivables in short-term loan stores	2	3	3
Short-term loans in pawn stores (1)	42	49	44
Short-term loans in short-term loan stores
(excluding Cash & Go, Ltd.) (1)	72	91	88
Short-term loans in Cash & Go, Ltd. joint venture kiosks (1)	35	41	46

Pawn store average inventories per location, in thousands:	$90	$97	$99

Average outstanding loan at December 31:
Pawn receivables	$98	$109	$99
Short-term loan receivables	237	288	280
CSO short-term loans held by independent third-party lender (4)	445	494	439

(1)

Short-term loan amount includes short-term loans recorded on the Company's balance sheet and active CSO short-term loans outstanding from the independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

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

(3)	Includes locations where short-term loans are provided through the CSO program.
(4)	Active CSO short-term loans outstanding from the independent third-party lender are not included on the Company's balance sheet.

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

While the Company has had significant increases in revenue due to new store openings and acquisitions, the Company has also incurred increases in operating expenses attributable to the additional locations. Operating expenses consist of all items directly related to the operation of the Company's stores, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collections operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.
	Year Ended December 31,

	2008	2007	2006
Income statement items as a percent of total revenue:
Revenue:
Pawn merchandise sales	58.0%	54.1%	53.2%
Finance and service fees	40.9	44.5	45.2
Other	1.1	1.4	1.6

Cost of revenue:
Cost of goods sold	33.5%	31.7%	31.0%
Short-term loan and credit services loss provision	5.6	6.7	6.0
Other	0.1	0.1	0.2

Net revenues	60.8%	61.5%	62.8%

Expenses and other income:
Store operating expenses	30.3%	31.9%	32.1%
Administrative expenses	8.8	8.9	10.0
Depreciation	3.3	3.6	3.3
Interest expense (income)	0.2	0.0	(0.1)

Pawn merchandise sales gross profit	42.1%	41.5%	41.7%

Discontinued Operations

In September 2008, the Company announced it would dispose of the Auto Master buy-here/pay-here automotive operation. Associated with this decision, a non-cash charge of $1.71 per share, or $51,782,000, net of tax, was included as a component of discontinued operations for the year ending December 31, 2008. Under the terms of a disposition agreement announced on December 8, 2008 with Interstate Auto Group, Inc. (dba "CarHop"), CarHop purchased Auto Master's automobile inventories, assumed leases at all existing dealership locations and hired a significant number of Auto Master's personnel. In addition, under a fee-based agreement, CarHop is managing the collection of Auto Master's outstanding portfolio of customer notes receivable. All revenue, expenses and income from continuing operations reported in this report exclude gains and losses of the discontinued Auto Master operation.

Effective December 2007, the Company discontinued its short-term loan operations in the District of Columbia ("D.C."). This was the result of legislation enacted in the fourth quarter of 2007 to cap the maximum annual percentage rate charged on short-term loans at 24%, which made the short-term loan product financially unviable; therefore, the Company closed its seven short-term loan stores in D.C. All revenue, expenses and income reported in this report have been adjusted to reflect reclassification of the discontinued D.C. operations. For 2008, the net effect of this reclassification was to decrease diluted earnings from continuing operations by $243,000 or $0.01 per share, net of tax, and report this same amount as income from discontinued operations. For 2007, the net effect of this reclassification was to decrease diluted earnings from continuing operations by $3,386,000 or $0.10 per share, net of tax, and report this same amount as income from discontinued operations. The Company recorded, as a component of discontinued operations, a one-time charge of $808,000 or $0.02 per share, net of tax, for store closing expenses.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the consolidated operating results include those of Cash & Go, Ltd. On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). Subsequently, the Auto Master operation was discontinued in September 2008. Accordingly, the operating results of Auto Master have been included in discontinued operations. See Note 5 of Notes to Consolidated Financial Statements. On December 5, 2008, the Company acquired Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max"). Accordingly, the operating results of Presta Max are not included in consolidated operating results prior to December 5, 2008. See Note 4 of Notes to Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated.

Receivables and income recognition - Receivables on the balance sheet consist of pawn loans, short-term loans and buy-here/pay-here automotive customer receivables. Pawn loans are collateralized by pledged tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan has an initial term of thirty days, which, depending on state law, can generally be extended from 15 to 60 days. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral (inventory), which is held for sale. The Company accrues short-term loan service fees on a constant-yield basis over the term of the short-term loan. Short-term loans have terms that range from 7 to 180 days. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers have terms of 7 to 180 days. The Company records a liability for collected, but unearned, credit services fees received from its customers.

Short-term loan and credit services loss provision - An allowance is provided for losses on active short-term loans and service fees receivable based upon expected default rates, net of estimated future recoveries of previously defaulted short-term loans and service fees receivable. The Company considers short-term loans to be in default if they are not repaid on the due date, and writes off the principal amount and service fees receivable as of the default date, leaving only active advances in the reported balance. Net defaults and changes in the short-term loan allowance are charged to the short-term loan loss provision. Under the CSO program, letters of credit issued by the Company to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2008 was $15,181,000. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fees, and late fees, all of which the Company records in the short-term loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. This fair value estimate is based in part upon the Company's historical credit losses for the short-term loan product, which the Company considers to be a similar credit risk.

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

Inventories - Pawn inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods. The cost of pawn inventories is determined on the specific identification method. Pawn inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established, if necessary, when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary. The Company presents merchandise sales net of any sales taxes collected.

Long-lived assets - Property, plant and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Other than disclosed in Note 5 of Notes to Consolidated Financial Statements, management does not believe any of these assets have been impaired at December 31, 2008. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Goodwill related to the Auto Master acquisition was determined to be impaired as of September 2008 and was written-off. See Note 5 of Notes to Consolidated Financial Statements. Management has determined that the remaining goodwill has not been impaired at December 31, 2008.

Stock-based compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payments," as described in Note 14 of Notes to Consolidated Financial Statements.

Guarantees - In accordance with the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company has determined that the letters of credit issued by the Company to the Independent Lender as part of the CSO program constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that the Company's credit services customer enters into a loan agreement with the Independent Lender. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liabilities under the letters of credit in accrued liabilities.

Foreign Currency Transactions - The Company operates pawn and short-term loans stores in Mexico. In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," beginning in the fourth quarter of 2008 the Mexican peso became the functional currency of the Company's Mexican-based subsidiaries due to the increase in volume of Mexican peso-denominated transactions being recorded in these stores. The peso-denominated balance sheet accounts at December 31, 2008 are translated into U.S. dollars at the exchange rate in effect at year end, and income statement items are translated at the average exchange rate during the period; resulting translation adjustments are made directly to the "other comprehensive income (loss)" component of shareholders' equity. Prior to translation, U.S. dollar-denominated transactions of the Mexican-based subsidiaries are re-measured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from re-measurement of monetary assets and liabilities are included in store operating expenses. See Note 15 of Notes to Consolidated Financial Statements.

Results of Continuing Operations

Twelve Months Ended December 31, 2008 compared to Twelve Months Ended December 31, 2007.

The following table details the components of revenue for the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2007 (in thousands):
	Fiscal Year Ended December 31,

	2008	2007	Increase/Decrease
Domestic revenue:
Pawn retail merchandise sales	$64,204	$63,068	$1,136	2%
Pawn scrap jewelry sales	26,998	16,208	10,790	67%
Pawn service charges	35,029	31,255	3,774	12%
Short-term loan and credit services fees	63,594	65,404	(1,810)	(3)%
Other	3,868	3,998	(130)	(3)%

	$193,693	$179,933	$13,760	8%

Foreign revenue:
Pawn retail merchandise sales	$64,493	$49,248	$15,245	31%
Pawn scrap jewelry sales	37,626	23,102	14,524	63%
Pawn service charges	34,841	27,116	7,725	28%
Short-term loan and credit services fees	2,867	862	2,005	233%
Other	8	-	8	-

	$139,835	$100,328	$39,507	39%

Total revenue:
Pawn retail merchandise sales	$128,697	$112,316	$16,381	15%
Pawn scrap jewelry sales	64,624	39,310	25,314	64%
Pawn service charges	69,870	58,371	11,499	20%
Short-term loan and credit services fees	66,461	66,266	195	-
Other	3,876	3,998	(122)	(3)%

	$333,528	$280,261	$53,267	19%

The following table details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and inventories as of December 31, 2008, as compared to December 31, 2007 (in thousands):

	Balance at December 31,

	2008	2007	Increase/Decrease
Domestic customer receivables & CSO loans outstanding:
Pawn receivables	$26,100	$24,747	$1,353	5%
Short-term loan receivables, net of allowance	5,165	5,448	(283)	(5)%
CSO loans held by independent third-party lender (1)	12,918	14,725	(1,807)	(12)%

	$44,183	$44,920	$(737)	(2)%

Foreign customer receivables:
Pawn receivables	$18,070	$16,538	$1,532	9%
Short-term loan receivables, net of allowance	700	314	386	123%

	18,770	$16,852	$1,918	11%

Total customer receivables and CSO loans outstanding:
Pawn receivables	$44,170	$41,285	$2,885	7%
Short-term loan receivables, net of allowance	5,865	5,762	103	2%
CSO loans held by independent third-party lender (1)	12,918	14,725	(1,807)	(12)%

	$62,953	$61,772	$1,181	2%

Pawn inventories:
Domestic pawn inventories	$16,717	$16,853	$(136)	(1)%
Foreign pawn inventories	12,021	10,017	2,004	20%

	$28,738	$26,870	$1,868	7%

(1) CSO short-term loans outstanding are comprised of the principal portion of active CSO short-term loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn & Short-Term Loan Operations

The 19% increase in year-over-year revenue from the pawn and short-term loan operations was due primarily to a combination of significant same-store revenue growth and the opening of new stores. Same-store revenue in the pawn and short-term loans stores (stores that were in operation during all of the year of both fiscal 2007 and fiscal 2008) increased 13%, or $34,708,000, for fiscal 2008 as compared to fiscal 2007. Revenue generated by the 75 new pawn stores and the 70 new short-term loan stores which have opened since January 1, 2007 increased by $18,559,000, compared to fiscal 2007. The strong growth in foreign revenue is reflective of continued significant expansion in Mexico, where the Company has concentrated the majority of its store openings over the past several years.

Combined pawn retail and scrap jewelry sales increased by 27% for the year, with Mexico stores recording 41% growth and U.S. stores 15% growth. The 64% increase in pawn scrap jewelry sales during fiscal 2008 was primarily due to a 29% increase in the quantity of scrap jewelry sold and a 27% increase in the weighted-average selling price of scrap gold. The total volume of gold scrap jewelry sold in 2008 was 70,500 ounces at an average cost of $593 per ounce and an average selling price of $888 per ounce. Retail sales of pawn merchandise grew at a lesser rate due to weaker consumer demand in the U.S. and because the Company elected to scrap a greater percentage of pawn jewelry inventories, given increased scrap margins and lower selling costs associated with scrap sales.

Pawn receivables grew by 5% in the U.S., which has a mature store base. In Mexico, pawn receivables grew by 9%, which was negatively impacted by the change in the peso/dollar exchange rate during the fourth quarter, as loans grew by 26% in Mexico on a constant currency conversion basis. The 20% increase in pawn service charge revenue was consistent with the increase in pawn loan activity, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services were essentially flat compared to 2007, which was reflective of a slight decline in outstanding short-term loans and CSO loans.

The gross profit margin on pawn merchandise sales was 42% during fiscal 2008, compared to 41% during fiscal 2007. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 45% during fiscal 2008, compared to 44% in fiscal 2007. Gross margin on sales of scrap jewelry was 37% during fiscal 2008, compared to 35% during fiscal 2007. The increase in both retail and wholesale margins was due primarily to increased gold prices compared to the prior year. Pawn inventories increased over prior year by 7%, which was consistent with the increase in pawn receivables. At December 31, 2008, the Company's pawn inventories were comprised of 46% gold jewelry, 35% electronics, 8% tools and 11% other.

The Company's short-term loan and credit services loss provision was 28% of short-term loan and credit services fee revenue during fiscal 2008, which is consistent with the prior year. The Company's loss reserve on short-term loan receivables decreased to $283,000 at December 31, 2008, from $326,000 at December 31, 2007. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $749,000 at December 31, 2008, compared to $811,000 at December 31, 2007, which is included as a component of the Company's accrued liabilities. The decrease was consistent with the overall decrease in credit services loans outstanding and credit loss experience in 2008. During fiscal 2008, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for an aggregate price of $421,000, compared to proceeds of $664,000 for similar transactions in the prior year period.

Pawn and short-term loan store operating expenses increased 13% to $101,086,000 during fiscal 2008 compared to $89,418,000 during fiscal 2007, primarily as a result of the net addition of 133 new pawn and short-term loan stores since January 1, 2007, which is a 34% increase in the store count.

The net store profit contribution from the pawn and short-term loan operations for the current year improved to $91,806,000, which equates to a store-level operating margin of 28%, compared to a 26% margin in 2007.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 17% to $29,203,000 during fiscal 2008 compared to $24,871,000 during fiscal 2007, which is primarily attributable to increased administrative expenses in Mexico and increased general management and supervisory compensation expenses.

For fiscal 2008 and 2007, the Company's effective federal income tax rates of 37.1% and 36.4%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state income taxes. The increase in the tax rate was due primarily to an increase in the effective state income tax rates.

Income from continuing operations increased 25% to $38,120,000 during fiscal 2008 compared to $30,483,000 during fiscal 2007. Including the results from the discontinued operations of Auto Master and the Washington, D.C. short-term loan stores, the net loss was $21,536,000 during fiscal 2008 compared to net income of $35,288,000 during fiscal 2007.

Twelve Months Ended December 31, 2007 compared to Twelve Months Ended December 31, 2006.

The following table details the components of revenue for the fiscal year ended December 31, 2007, as compared to the fiscal year ended December 31, 2006 (in thousands):

	Fiscal Year Ended December 31,

	2007	2006	Increase/Decrease
Domestic revenue:
Pawn retail merchandise sales	$63,068	$60,097	$2,971	5%
Pawn scrap jewelry sales	16,208	11,337	4,871	43%
Pawn service charges	31,255	27,847	3,408	12%
Short-term loan and credit services fees	65,404	58,657	6,747	12%
Other	3,998	3,891	107	3%

	$179,933	$161,829	$18,104	11%

Foreign revenue:
Pawn retail merchandise sales	$49,248	$34,667	$14,581	42%
Pawn scrap jewelry sales	23,102	20,335	2,767	14%
Pawn service charges	27,116	20,825	6,291	30%
Short-term loan and credit services fees	862	-	862	-

	$100,328	$75,827	$24,501	32%

Total revenue:
Pawn retail merchandise sales	$112,316	$94,764	$17,552	19%
Pawn scrap jewelry sales	39,310	31,672	7,638	24%
Pawn service charges	58,371	48,672	9,699	20%
Short-term loan and credit services fees	66,266	58,657	7,609	13%
Other	3,998	3,891	107	3%

	$280,261	$237,656	$42,605	18%

The following table details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and inventories as of December 31, 2007, as compared to December 31, 2006 (in thousands):

	Balance at December 31,

	2007	2006	Increase/Decrease
Domestic customer receivables & CSO loans outstanding:
Pawn receivables	$24,747	$21,350	$3,397	16%
Short-term loan receivables, net of allowance	5,448	4,823	625	13%
CSO loans held by independent third-party lender (1)	14,725	12,163	2,562	21%

	$44,920	$38,336	$6,584	17%

Foreign customer receivables:
Pawn receivables	$16,538	$11,109	$5,429	49%
Short-term loan receivables, net of allowance	314	-	314	-

	16,852	$11,109	$5,743	52%

Total customer receivables and CSO loans outstanding:
Pawn receivables	$41,285	$32,459	$8,826	27%
Short-term loan receivables, net of allowance	5,762	4,823	939	19%
CSO loans held by independent third-party lender (1)	14,725	12,163	2,562	21%

	$61,772	$49,445	$12,327	25%

Pawn inventories:
Domestic pawn inventories	$16,853	$16,275	$578	4%
Foreign pawn inventories	10,017	8,759	1,258	14%

	$26,870	$25,034	$1,836	7%

(1) CSO short-term loans outstanding are comprised of the principal portion of active CSO short-term loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn & Short-Term Loan Operations

Year-over-year revenue increases for pawn retail merchandise sales, pawn service fees and short-term loan/credit services fees were due to a combination of same-store revenue growth and the opening of new stores. Same-store revenue (stores that were in operation during all of the year of both fiscal 2006 and fiscal 2007) increased 9% or $20,782,000 for fiscal 2007 as compared to fiscal 2006. Revenue generated by the 54 new pawn stores and the 89 new short-term loan stores which have opened since January 1, 2006 increased by $23,078,000, compared to fiscal 2006. The strong growth in foreign revenue is reflective of continued significant expansion in Mexico, where the Company has concentrated the majority of its store openings over the past several years.

The total volume of gold scrap jewelry sold in 2007 was 54,600 ounces at an average cost of $466 per ounce and an average selling price of $700 per ounce. The consolidated increase in gold scrap jewelry sales during fiscal 2007 was primarily due to a 7% increase in the quantity of scrap jewelry sold and a 16% increase in the weighted-average selling price of gold.

The gross profit margin on total pawn merchandise sales was 41% during fiscal 2007, compared to 42% during fiscal 2006. Retail pawn merchandise margins, which exclude scrap jewelry sales, were 44% during fiscal 2007 and fiscal 2006. The gross margin on wholesale scrap jewelry sales was 35% during fiscal 2007, compared to 34% during fiscal 2006. Pawn inventories increased over the prior year by 7%. At December 31, 2007, the Company's pawn inventories were comprised of 53% gold jewelry, 30% electronics, 7% tools and 10% other.

The Company's short-term loan and credit services loss provision increased to 28% of short-term loan and credit services fee revenue during fiscal 2007, from 24% during fiscal 2006. The Company attributes this to an increased percentage of revenue from newer stores, which historically have had greater credit loss provisions, and to reduced sales of charged-off accounts, which help offset the loss provision. During fiscal 2007, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for an aggregate price of $664,000, compared to proceeds of $1,883,000 for similar transactions in the prior year period, which accounted for 220 basis points of the increase in the loss provision ratio. The Company's loss reserve on short-term loan receivables increased to $326,000 at December 31, 2007, from $146,000 at December 31, 2006, primarily as a result of increased loan receivable balances and credit loss experience in 2007. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $811,000 at December 31, 2007, compared to $569,000 at December 31, 2006, which is included as a component of the Company's accrued liabilities. The increase was consistent with the overall increase in credit services loans outstanding and credit loss experience in 2007.

Pawn and short-term loan store operating expenses increased 17% to $89,418,000 during fiscal 2007 compared to $76,341,000 during fiscal 2006, primarily as a result of the net addition of 137 pawn and check cashing/short-term loan stores since January 1, 2006, which is a 42% increase in the store count.

The net store profit contribution from the pawn and short-term loan operations for the current year was $73,830,000, which equates to a store-level operating margin of 26%, compared to a 28% margin in 2006.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 4% to $24,871,000 during fiscal 2007 compared to $23,820,000 during fiscal 2006, which is primarily attributable to the increased store count.

For fiscal 2007 and 2006, the Company's effective federal income tax rates of 36.4% and 36.0%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state income taxes. The increase in the tax rate was due primarily to an increase in the effective state income tax rates.

Income from continuing operations increased 15% to $30,483,000 during fiscal 2007 compared to $26,486,000 during fiscal 2006. Including the results from the discontinued operations of Auto Master and the Washington, D.C. short-term loan stores, net income was $35,288,000 during fiscal 2007 compared to net income of $31,744,000 during fiscal 2006.

Liquidity and Capital Resources

As of December 31, 2008, the Company's primary sources of liquidity were $29,006,000 in cash and cash equivalents, $62,106,000 in receivables, $28,738,000 in inventories and $21,500,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $98,039,000 as of December 31, 2008, and total equity exceeded total liabilities by a ratio of 1.40 to 1.

The Company has $90,000,000 available under its Credit Facility which matures in April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.46% at December 31, 2008 and 0.56% at March 12, 2009) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2008, the Company had $68,500,000 outstanding under the Credit Facility and the Company had $21,500,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2008 and March 12, 2009. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At December 31, 2008, the Company had notes payable to individuals arising from the Presta Max acquisition which totaled $12,500,000 in aggregate and bear interest at 5.5% per annum. On February 26, 2009, $2,500,000 of principal and accrued interest was paid, while the remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $12,500,000 in notes payable, $4,798,000 is classified as a current liability and $7,702,000 is classified as long-term debt.

At December 31, 2008, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $3,937,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. Of the $3,937,000 in notes payable, $2,250,000 is classified as a current liability and $1,687,000 is classified as long-term debt.

The following table sets forth certain historical information with respect to the Company's statements of cash flows:
	Year Ended December 31,

	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(21,536)	$35,288	$31,744
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,122	11,074	8,041
Share-based compensation	310	233	583
Non-cash portion of credit loss provision	40,223	43,619	9,920
Loss on disposal of Auto Master	51,782	-	-
Changes in operating assets and liabilities:
Automotive finance receivables	(38,766)	(66,793)	(12,211)
Finance and service fees receivable	(180)	(2,901)	(790)
Inventories	4,603	(2,736)	(1,964)
Prepaid expenses and other assets	693	(5,463)	438
Accounts payable and accrued liabilities	(1,527)	(713)	2,660
Current and deferred income taxes	9,825	4,115	(1,868)

Net cash flows from operating activities	57,549	15,723	36,553

Cash flows from investing activities:
Pawn customer receivables	(7,078)	(10,038)	(7,095)
Short-term loan customer receivables	(3,142)	(3,898)	(4,805)
Purchases of property and equipment	(20,200)	(23,989)	(14,716)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)	-
Acquisition of Presta Max	(4,476)	-	-
Acquisition of Auto Master buy-here/pay-here automotive division	-	-	(23,652)

Net cash flows from investing activities	(35,090)	(37,988)	(50,268)

Cash flows from financing activities:
Proceeds from debt	44,800	78,875	31,000
Payments of debt	(36,065)	(35,125)	(38,052)
Purchases of treasury stock	(16,997)	(32,142)	(24,753)
Proceeds from exercise of stock options and warrants	899	6,816	13,570
Income tax benefit from exercise of stock options and warrants	327	2,481	4,744

Net cash flows from financing activities	(7,036)	20,905	(13,491)

Effect of exchange rates on cash	(592)	-	-

Change in cash and cash equivalents	14,831	(1,360)	(27,206)
Cash and cash equivalents at beginning of the year	14,175	15,535	42,741

Cash and cash equivalents at end of the year	$29,006	$14,175	$15,535

During fiscal 2008, the Company repurchased 1,640,000 shares of common stock at a total price of $16,997,000. During fiscal 2007, the Company utilized cash flows to repurchase $32,142,000 of common stock for a total of 1,539,000 shares to close out the 2006-authorized program.

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from operations reduced by purchases of property and equipment and net cash outflows from pawn and short-term loan customer receivables. The following table reconciles "net cash flows from operating activities" to "free cash flow" (in thousands):
	Year Ended December 31,

	2008	2007	2006
Cash flow from operating activites	$57,549	$15,723	$36,553
Cash flow from investing activites:
Pawn customer receivables	(7,078)	(10,038)	(7,095)
Short-term loan receivables	(3,142)	(3,898)	(4,805)
Purchases of property and equipment	(20,200)	(23,989)	(14,716)

Free cash flow	$27,129	$(22,202)	$9,937

Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, and to repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company's ability to generate cash flow from business operations and the impact that this cash flow has on the Company's liquidity. Free cash flow is not considered a measure of financial performance under U.S. generally accepted accounting principles ("GAAP"), and the items excluded from free cash flow are significant components in understanding and assessing the Company's financial performance. Since free cash flow is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, free cash flow, as presented, may not be comparable to other similarly titled measures of other companies. Free cash flow should not be considered as an alternative to net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's consolidated financial statements as an indicator of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures.

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

Management believes that the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion plans for fiscal 2009. Other than the Credit Facility and other existing notes, the Company currently has no written commitments for additional borrowings or future acquisitions; however, the Company intends to continue to grow and may seek additional capital to facilitate expansion.

The Company intends to continue expansion primarily through new store openings. The Company opened 56 new stores and acquired 16 stores in 2008 and plans to continue its new store expansion program in 2009, with a total of approximately 55 to 60 new pawn and short-term loan stores anticipated for opening. These stores will primarily be pawn stores in Mexico and a limited number of new pawn stores in the U.S. The Company does not anticipate opening any new U.S. short-term loan stores after March 2009. The majority of capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through operating cash flows and the Credit Facility. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for fiscal 2008 totaled $72,475,000, an increase of 25% compared to $58,203,000 for fiscal 2007. The EBITDA margin, which is EBITDA as a percentage of revenue, for fiscal 2008 was 22%, compared to 21% for the comparable prior-year period.

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

	Twelve Months Ended December 31,

	2008	2007

Income from continuing operations	$38,120	$30,483
Adjustments:
Income taxes	22,503	17,446
Depreciation and amortization	11,114	10,219
Interest expense	793	133
Interest income	(55)	(78)

Earnings before interest, income taxes, depreciation and amortization	$72,475	$58,203

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2008, including Cash & Go, Ltd. is as follows:

	Payments Due by Period

	(in thousands)
		Less			More
		Than 1	1 - 3	3 - 5	Than 5
	Total	Year	Years	Years	Years

Operating leases	$72,497	$20,721	$31,961	$15,297	$4,518
Employment and consulting contracts
for officers and directors	7,174	1,650	3,024	1,900	600
Revolving credit facility (1)	68,500	-	68,500	-	-
Notes payable	16,437	7,048	6,680	2,709	-
Interest on notes payable	1,461	732	648	81	-

Total	$166,069	$30,151	$110,813	$19,987	$5,118

(1)	Excludes interest obligations under the line of credit agreement. See Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

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

For short-term loan products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers' applications, determining whether to approve a short-term loan based on an application and determining the amount of the short-term loan. The Company is not involved in the Independent Lender's short-term loan approval processes or in determining the lenders' approval procedures or criteria. At December 31, 2008, the outstanding amount of active short-term loans originated and held by the Independent Lender was $13.7 million.

Since the Company may not be successful in collection of delinquent accounts under the CSO program, the Company's short-term loan loss provision includes amounts estimated to be adequate to absorb credit losses from short-term loans in the aggregate short-term loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Accrued losses of $749,000 on portfolios owned by the Independent Lender are included in "accrued liabilities" in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from short-term loans expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe that inflation has had a material effect on the volume of customer receivables originated, merchandise sales, or results of operation.

Seasonality

The Company's retail pawn business is seasonal in nature with its highest volume of merchandise sales occurring during the first and fourth calendar quarters of each year which coincides with Valentine's Day and Christmas. The Company's pawn lending and short-term loan activities are also seasonal, with the highest volume of lending activity occurring during the third and fourth calendar quarters of each year. Credit loss provisions on short-term loan and credit services products are typically lower in the first quarter as a result of tax refunds being utilized to pay-off outstanding or previously charged-off loans.

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

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term line of credit and notes payable. At December 31, 2008, the Company had $68,500,000 outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus an applicable margin based on a defined leverage ratio for the Company. See Note 10 of Notes to Consolidated Financial Statements. Based on the average outstanding indebtedness during the year ended December 31, 2008, a 1% (100 basis points) increase in interest rates would have increased the Company's interest expense by approximately $652,000 for the year ended December 31, 2008.

The Company's cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, or cash flows.

Foreign Currency Risk

The Company operates pawn and short-term loan stores in Mexico. In accordance with U.S. generally accepted accounting principles, beginning in the fourth quarter of 2008, the Mexican peso became the functional currency of the Company's Mexican-based subsidiaries due to the increased volume of Mexican peso-denominated revenue transactions being recorded in these stores.

The Company bears certain exchange rate risks from its operations in Mexico as approximately $9,669,000 of the Company's outstanding loans in Mexico at December 31, 2008 were contracted and expected to be settled in Mexican pesos. The Company maintained certain peso-denominated bank balances at December 31, 2008, which converted to a U.S. dollar equivalent of $1,221,000. The Company also has offsetting peso-denominated liabilities for accounts payable, accrued expenses and layaway deposits which convert to a U.S. dollar equivalent of $9,524,000. A 10% increase in the peso to U.S. dollar exchange rate would increase the Company's foreign currency translation exposure on its loan balances and cash by approximately $967,000 and $122,000, respectively. The Company also experiences foreign transaction exposure to the extent monetary assets and liabilities, including debt, are in a different currency than the subsidiary's functional currency.

The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Gold Price Risk

At December 31, 2008, the Company holds approximately $13,269,000 in jewelry inventories, representing 46% of total inventory. In addition, approximately $24,746,000, or 56% of total pawn receivables, are collateralized by jewelry, which is primarily gold. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of jewelry pledged as collateral by pawn customers. As a result, the Company's profit margins on existing jewelry inventories would be negatively impacted, as would be the potential profit margins on jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry. The Company believes that many customers would be willing to add additional items of valueto their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Report of Management on Internal Control Over Financial Reporting is included in Item 9A. of this annual report on Form 10-K. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

Hein & Associates LLP
Dallas, Texas
March 12, 2009

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under shareholder-approved plans, including its 1990 Stock Option Plan, its 1999 Stock Option Plan, and its 2004 Long-Term Incentive Plan as of December 31, 2008. Additionally, the Company issues warrants to purchase shares of common stock to certain key members of management, members of the Board of Directors that are not employees or officers, and to other third parties. The issuance of warrants is not approved by shareholders, and each issuance is generally negotiated between the Company and such recipients.

			Number of securities remaining
	Number of		available for future
	securities to be	Weighted	issuance under equity
	issued upon exercise of	average exercise price	compensation plans
	outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column A)
	(A)	(B)	(C)

Plan Category
Equity Compensation Plans
Approved by Security
Holders	3,439,900	$15.00	425,288
Equity Compensation Plans
Not Approved by Security
Holders	775,800	3.03	-

Total	4,215,700	$12.80	425,288

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules
	(a)	The following documents are filed as a part of this report:

		(1)	Consolidated Financial Statements:		Page
			Report of Independent Registered Public Accounting Firm		F-1
			Consolidated Balance Sheets		F-2
			Consolidated Statements of Income		F-3
			Consolidated Statements of Cash Flows		F-4
			Consolidated Statements of Changes in Stockholders' Equity		F-6
			Notes to Consolidated Financial Statements		F-7

		(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

		(3)	Exhibits:
			3.1(7)	Amended Certificate of Incorporation
			3.2(5)	Amended Bylaws
			4.1(2)	Common Stock Specimen
			10.1(1)	First Cash, Inc. 1990 Stock Option Plan
			10.2(8)	Consulting Agreement - Phillip E. Powell
			10.3(8)	Employment Agreement - Rick L. Wessel
			10.4(3)	Acquisition Agreement - Miraglia, Inc.
			10.5(4)	Acquisition Agreement for Twelve Pawnshops in South Carolina
			10.6(4)	Acquisition Agreement for One Iron Ventures, Inc.
			10.7(4)	First Cash Financial Services, Inc. 1999 Stock Option Plan
			10.8(6)	Executive Incentive Compensation Plan
			10.9(7)	2004 Long-Term Incentive Plan
			10.10(9)	Stock Purchase Agreement - Auto Master
			10.11(9)	Third Amendment to the Credit Agreement
			10.12(10)	Amendment to Consulting Agreement - Phillip E. Powell
			10.13(10)	Amendment to Employment Agreement - Rick L. Wessel
			10.14(11)	Amended and Restated Employment Agreement - Rick L. Wessel
			10.15(12)	Fourth Amendment to the Credit Agreement
			10.16 (13)	Employment Agreement - Stephen O. Coffman
			10.17(14)	Fifth Amendment to the Credit Agreement
			10.18(15)	Asset Purchase Agreement - Interstate Auto Group, Inc.
			10.19(15)	Collection Services Agreement - Interstate Auto Group, Inc.
			10.20(16)	Stock Purchase Agreement - Central America Capital, S.A. de C.V.
			14.1(8)	Code of Ethics
			21.1(17)	Subsidiaries
			23.1(17)	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP
			31.1(17)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			31.2(17)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			32.1(17)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
			32.2(17)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
(6)	Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 30, 2003.
(7)	Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 29, 2004.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0 - 19133) and incorporated herein by reference.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated August 22, 2006 (File No. 0 - 19133) and incorporated herein by reference.
(10)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0 - 19133) and incorporated herein by reference.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 0 - 19133) and incorporated herein by reference.
(12)	Filed as an exhibit to the Current Report on Form 8-K dated September 7, 2007 (File No. 0 - 19133) and incorporated herein by reference.
(13)	Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 29, 2008.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(15)	Filed as an exhibit to the Current Report on Form 8-K dated December 9, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K dated December 11, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(17)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2009	FIRST CASH FINANCIAL SERVICES, INC. (Registrant)

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

Signature	Capacity	Date

/s/ PHILLIP E. POWELL Phillip E. Powell	Chairman of the Board	March 12, 2009

/s/ RICK L. WESSEL Rick L. Wessel	Vice Chairman of the Board, President, Chief Executive Officer	March 12, 2009

/s/ RICHARD T. BURKE Richard T. Burke	Director	March 12, 2009

/s/ TARA MACMAHON Tara MacMahon	Director	March 12, 2009

/s/ R. NEIL IRWIN R. Neil Irwin	Director	March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Hein & Associates LLP
Dallas, Texas
March 12, 2009

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2008	2007
ASSETS
Cash and cash equivalents	$29,006	$14,175
Service charges receivable	7,173	7,503
Pawn receivables	44,170	41,285
Short-term loan receivables, net of allowance of $283 and $326, respectively	5,865	5,762
Inventories	28,738	26,870
Prepaid expenses and other current assets	7,393	7,926
Current assets of discontinued operations	8,512	39,277

Total current assets	130,857	142,798

Property and equipment, net	40,111	39,989
Goodwill, net	75,191	53,237
Other	1,191	1,226
Long-term assets of discontinued operations	17,993	54,298

Total assets	$265,343	$291,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$7,048	$2,250
Accounts payable	2,280	1,232
Accrued liabilities	21,380	14,109
Current liabilities of discontinued operations	2,110	3,457

Total current liabilities	32,818	21,048

Revolving credit facility	68,500	55,000
Notes payable, net of current portion	9,389	3,938
Deferred income tax liabilities	186	10,353

Total liabilities	110,893	90,339

Commitments and contingencies (Notes 2, 12 and 16)

Stockholders' equity:
Preferred stock; $.01 par value; 10,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $.01 par value; 90,000 shares authorized;
36,084 and 35,923 shares issued, respectively;
29,244 and 30,723 shares outstanding, respectively	361	359
Additional paid-in capital	112,750	111,410
Retained earnings	148,319	169,855
Accumulated other comprehensive income (loss) - Note 15	(9,568)	-
Common stock held in treasury, 6,840 and 5,200 shares at cost, respectively	(97,412)	(80,415)

Total stockholders' equity	154,450	201,209

Total liabilities and stockholders' equity	$265,343	$291,548

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,

	2008	2007	2006
Revenue:
Pawn merchandise sales	$193,321	$151,626	$126,436
Finance and service fees	136,331	124,637	107,329
Other	3,876	3,998	3,891

	333,528	280,261	237,656

Cost of revenue:
Cost of goods sold	111,845	88,753	73,731
Short-term loan and credit services loss provision	18,554	18,658	14,315
Other	365	358	440

	130,764	107,769	88,486

Net revenue	202,764	172,492	149,170

Expenses and other income:
Store operating expenses	101,086	89,418	76,341
Administrative expenses	29,203	24,871	23,820
Depreciation	11,114	10,219	7,842
Interest expense	793	133	510
Interest income	(55)	(78)	(727)

	142,141	124,563	107,786

Income from continuing operations before
income taxes	60,623	47,929	41,384

Provision for income taxes	22,503	17,446	14,898

Income from continuing operations	38,120	30,483	26,486

Income (loss) from discontinued operations, net
of tax (Note 5)	(59,656)	4,805	5,258

Net income (loss)	$(21,536)	$35,288	$31,744

Basic income per share (Note 3):
Income from continuing operations	$1.29	$0.97	$0.84
Income (loss) from discontinued operations (Note 5)	(2.02)	0.15	0.17

Net income (loss) per basic share	$(0.73)	$1.12	$1.01

Diluted income per share (Note 3):
Income from continuing operations	$1.26	$0.93	$0.81
Income (loss) from discontinued operations (Note 5)	(1.97)	0.15	0.16

Net income (loss) per diluted share	$(0.71)	$1.08	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(21,536)	$35,288	$31,744
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,122	11,074	8,041
Share-based compensation	310	233	583
Non-cash portion of credit loss provision	40,223	43,619	9,920
Loss on disposal of Auto Master	51,782	-	-
Changes in operating assets and liabilities:
Automotive finance receivables	(38,766)	(66,793)	(12,211)
Finance and service fees receivable	(180)	(2,901)	(790)
Inventories	4,603	(2,736)	(1,964)
Prepaid expenses and other assets	693	(5,463)	438
Accounts payable and accrued liabilities	(1,527)	(713)	2,660
Current and deferred income taxes	9,825	4,115	(1,868)

Net cash flows from operating activities	57,549	15,723	36,553

Cash flows from investing activities:
Pawn customer receivables	(7,078)	(10,038)	(7,095)
Short-term loan customer receivables	(3,142)	(3,898)	(4,805)
Purchases of property and equipment	(20,200)	(23,989)	(14,716)
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)	-
Acquisition of Presta Max	(4,476)	-	-
Acquisition of Auto Master buy-here/pay-here automotive division	-	-	(23,652)

Net cash flows from investing activities	(35,090)	(37,988)	(50,268)

Cash flows from financing activities:
Proceeds from debt	44,800	78,875	31,000
Payments of debt	(36,065)	(35,125)	(38,052)
Purchases of treasury stock	(16,997)	(32,142)	(24,753)
Proceeds from exercise of stock options and warrants	899	6,816	13,570
Income tax benefit from exercise of stock options and warrants	327	2,481	4,744

Net cash flows from financing activities	(7,036)	20,905	(13,491)

Effect of exchange rates on cash	(592)	-	-

Change in cash and cash equivalents	14,831	(1,360)	(27,206)
Cash and cash equivalents at beginning of the year	14,175	15,535	42,741

Cash and cash equivalents at end of the year	$29,006	$14,175	$15,535

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,

	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,170	$2,422	$738

Income taxes	$7,931	$13,348	$14,576

Supplemental disclosure of non-cash operating activity:
Inventory acquired in repossession	$2,245	$2,903	$310

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled
through forfeitures of collateral transferred to inventories	$69,815	$59,789	$49,138

Supplemental disclosure of non-cash financing activity:
Notes payable issued in connection with the acquisition of Presta Max	$15,000	$-	$-

Withholding tax liability related to Presta Max acquisition	$5,000	$-	$-

Notes payable issued in connection with the acquisition of Auto Master	$-	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Year Ended December 31,

	2008	2007	2006

Preferred Stock	-	-	-

Common stock:
Balance at beginning of year	$359	$353	$340
Exercise of stock options and warrants	2	6	13

Balance at end of year	361	359	353

Additional paid-in capital:
Balance at beginning of year	111,410	101,949	83,065
Exercise of stock options and warrants, including income tax
benefit of $327, $2,481, and $4,744, respectively	1,224	9,291	18,301
Share-based compensation expense	310	233	583
Distribution to minority interest in Cash & Go, Ltd. joint venture	(194)	(63)	-

Balance at end of year	112,750	111,410	101,949

Retained earnings:
Balance at beginning of year	169,855	134,567	102,823
Net income (loss)	(21,536)	35,288	31,744

Balance at end of year	148,319	169,855	134,567

Accumulated other comprehensive income (loss)
Balance at beginning of year	-	-	-
Foreign currency translation adjustment, net of tax (Note 15)	(9,568)	-	-

Balance at end of year	(9,568)	-	-

Treasury stock:
Balance at beginning of year	(80,415)	(48,273)	(23,520)
Repurchases of treasury stock	(16,997)	(32,142)	(24,753)

Balance at end of year	(97,412)	(80,415)	(48,273)

Total stockholders' equity	$154,450	$201,209	$188,596

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (the "Company") was incorporated in Texas on July 5, 1988, and was reincorporated in Delaware in April 1991. The Company is engaged in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawns, many of the Company's pawn stores offer short-term loans and credit services. The Company also operates short-term loan stores that provide short-term loans, credit services, check cashing, and other related financial services. As of December 31, 2008, the Company owned and operated 320 pawn stores and 205 short-term loan stores. The Company is also a 50% owner of Cash & Go, Ltd., a Texas limited partnership that owns and operates 39 financial services kiosks inside convenience stores.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities, the consolidated operating results include those of Cash & Go, Ltd. On December 5, 2008, the Company acquired Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max"). Accordingly, the operating results of Presta Max are not included in consolidated operating results prior to December 5, 2008. See Note 4 of Notes to Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. On August 25, 2006, the Company acquired Guaranteed Auto Finance, Inc. and SHAC, Inc. (collectively doing business as "Auto Master"). The Auto Master operation was subsequently discontinued in September 2008. Accordingly, the operating results of Auto Master are included in discontinued operations for all periods presented. All significant intercompany accounts and transactions have been eliminated. See Note 5 of Notes to Consolidated Financial Statements.

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Customer receivables and revenue recognition - Pawn receivables are short-term loans secured by the customer's pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral ("inventory"), which is recovered through sale. Short-term loans are cash advances and installment loans with terms that range from 7 to 180 days. The Company accrues short-term loan service fees on a constant-yield basis over the term of the short-term loan. In its Texas and Maryland markets, the Company offers a credit services product ("CSO program") to assist customers in obtaining a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender"). The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of the Company have terms of 7 to 180 days. The Company records a liability for collected, but unearned, credit services fees received from its customers.

Credit loss provisions - The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its short-term loan and automobile finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (e.g., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowances for credit losses are periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The Company considers short-term loans to be in default if they are not repaid on the due date, and writes off the principal amount and service charge receivable as of the default date. Net defaults and changes in the short-term loan allowance are charged to the short-term loan loss provision. Under the CSO program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the loan. These letters of credit constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. An automotive finance receivable account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. The Company considers automotive finance receivables to be in default when a contractually scheduled payment is 90 days past due.

Foreign Currency Transactions - The Company operates pawn and short-term loan stores in Mexico. In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," beginning in the fourth quarter of 2008 the Mexican peso became the functional currency of the Company's Mexican-based subsidiaries due to the increasing volume of Mexican peso-denominated transactions being recorded in these stores. The peso-denominated balance sheet accounts at December 31, 2008 are translated into U.S. dollars at the exchange rate in effect at year end, and income statement items are translated at the average exchange rate during the period; resulting translation adjustments are made directly to the "other comprehensive income (loss)" component of shareholders' equity. Prior to translation, U.S. dollar-denominated transactions of the Mexican-based subsidiaries are re-measured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from re-measurement of monetary assets and liabilities are included in store operating expenses. See Note 15 of Notes to Consolidated Financial Statements.

Store operating expenses - Costs incurred in operating the pawn stores and short-term loan stores have been classified as store operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, insurance, utilities, cash shortages and other costs incurred by the stores.

Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received or if the previous payments are forfeited to the Company.

Inventories - Pawn inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Certain pawn inventories are purchased directly from customers and are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods. The cost of pawn inventories is determined on the specific identification method. Pawn inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary. The Company presents merchandise sales net of any sales taxes collected.

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

Long-lived assets - Property, plant and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Other than disclosed in Note 5 of Notes to Consolidated Financial Statements, management does not believe any of these assets have been impaired at December 31, 2008. Goodwill is reviewed annually for impairment based upon its fair value, or more frequently if certain indicators arise. Other than disclosed in Note 5 of Notes to Consolidated Financial Statements, management has determined that goodwill has not been impaired at December 31, 2008.

Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their cash nature. See Note 6 of Notes to Consolidated Financial Statements.

Income taxes - The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. See Note 11 of Notes to Consolidated Financial Statements.

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense from continuing operations for the fiscal years ended December 31, 2008, 2007 and 2006, was $1,482,000, $1,682,000, and $1,990,000, respectively.

Share-based compensation - Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS 123, "Accounting for Stock-Based Compensation," in accounting for awards of stock options and warrants, whereby at the date of grant, no compensation expense was reflected in income, as all stock options and warrants granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payments," which replaces SFAS 123 and supersedes APB 25. See Note 14 of Notes to Consolidated Financial Statements.

Earnings per share - Basic income per share is computed by dividing income by the weighted average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. All share amounts have been retroactively adjusted to give effect to a two-for-one split of the Company's common stock in February 2006. See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,

	2008	2007	2006
Numerator:
Income from continuing operations for calculating basic
earnings per share	$38,120	$30,483	$26,486
Interest on convertible note, net of taxes	-	43	15

Income from continuing operations for calculating diluted
earnings per share	38,120	30,526	26,501

Income (loss) from discontinued operations	(59,656)	4,805	5,258

Net income (loss) for calculating diluted earnings per share	$(21,536)	$35,331	$31,759

Denominator:
Weighted-average common shares for calculating basic
earnings per share	29,575	31,564	31,448
Effect of dilutive securities:
Convertible note payable	-	54	19
Stock options, warrants and restricted stock	641	1,206	1,392

Weighted-average common shares for calculating diluted
earnings per share	30,216	32,824	32,859

Basic earnings per share:
Income from continuing operations	$1.29	$0.97	$0.84
Income (loss) from discontinued operations	(2.02)	0.15	0.17

Net income (loss) per basic share	$(0.73)	$1.12	$1.01

Diluted earnings per share:
Income from continuing operations	$1.26	$0.93	$0.81
Income (loss) from discontinued operations	(1.97)	0.15	0.16

Net income (loss) per diluted share	$(0.71)	$1.08	$0.97

Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Significant estimates include allowances for doubtful accounts receivable and related credit loss provisions and impairment of goodwill.

Reclassification - Certain amounts for the years ended December 31, 2006 and 2007 have been reclassified in order to conform to the 2008 presentation.

Recent accounting pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position Financial Accounting Standard 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 and FSP FAS 157-2 for its financial assets and financial liabilities on January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company's financial position or results of operations. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2. In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance, and had no material impact on the Company's financial position or results of operations.

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

In June 2008, the FASB issued Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The Staff Position concludes that unvested share-based payments awards that contain nonforfeitable rights to dividends are participating securities as defined in EITF 03-6-1 and therefore should be included in computing earnings per share using the two-class method. The Staff Position is effective for fiscal years beginning after December 15, 2008. The Company does not expect EITF 03-6-1 to have a material impact on the Company's financial position or results of operations.

NOTE 3 - CAPITAL STOCK

In January 2006, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record on February 6, 2006. The additional shares were distributed on February 20, 2006. Common stock and all share and per share amounts (except authorized shares and par value) have been retroactively adjusted to reflect the split.

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company's outstanding common stock. No shares were repurchased under this 2007-authorized program during 2007. In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. During the first and second quarters of 2008, the Company repurchased a total of 1,640,000 common shares under the stock repurchase program for an aggregate purchase price of $16,997,000 or $10.36 per share. There were no shares repurchased during the second half of 2008. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization.

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

In July 2004, the Company's Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company's outstanding common stock. During 2005, the Company repurchased a total of 1,153,000 common shares under the stock repurchase program for an aggregate purchase price of $11,404,000. During 2006, the Company repurchased approximately 802,000 shares for an aggregate purchase price of $15,905,000 to close out the 2004-authorized program. The weighted average repurchase price of the 3,200,000 shares repurchased under this plan from 2004 through 2006 was $12.32 per share or a total of $39,425,000.

NOTE 4 - ACQUISITIONS

On December 5, 2008, the Company completed the acquisition of 16 pawnshops located in Mexico from Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max"). The purchase price for all of the common stock of Presta Max was $25 million, consisting of a cash payment of $10 million and $15 million in short- and long-term notes payable to the selling shareholders of Presta Max. The Company withheld $5 million of cash payment for the seller's Mexican income tax withholding, which it remitted to Mexican tax authorities in January 2009. The Presta Max acquisition was consistent with the Company's strategy to continue its expansion into Mexico.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The estimated fair values of the assets acquired and liabilities assumed are preliminary. The Company is gathering information to finalize the valuation of assets and liabilities, and will complete the valuation within a year of the acquisition. Any subsequent adjustments to separately identified tangible or intangible assets will be recorded with an offsetting adjustment to goodwill. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. The total amount of goodwill and identified intangible assets of approximately $22.0 million is expected to be deductible for tax purposes. The results of operations of the acquired company are included in the consolidated financial statements from its date of acquisition.

The allocation of the purchase price is as follows (in thousands):
Cash	$524
Accrued service fees	136
Pawn receivables	1,808
Inventory	1,391
Other current assets	98
Property and equipment	880
Goodwill	21,954
Current liabilities	(1,791)

Purchase price	$25,000

The results of the acquired stores have been consolidated with the Company's results since the acquisition on December 5, 2008. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company's consolidated financial position or results of operations.

NOTE 5 - DISCONTINUED OPERATIONS

Auto Master Buy-Here/Pay-Here Operation

In September 2008, the Company decided to exit the buy-here/pay-here automotive business through the sale or liquidation of its Auto Master business unit. The decision to discontinue Auto Master was primarily the result of the Company's desire to focus on its core pawn and consumer lending operations in the U.S. and Mexico. In addition, the operating environment for the Auto Master division had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. At September 30, 2008, the Auto Master operation, including customer receivables, was classified as held for sale. On December 3, 2008, the Company completed the disposition of certain assets of Auto Master through an agreement ("Purchase Agreement") with Interstate Auto Group, Inc. ("IAG"). The Purchase Agreement provided for the sale of certain assets of Auto Master, primarily consisting of inventory, fixed assets and other assets, for an aggregate purchase price of $4,721,000. In addition, under the terms of the Purchase Agreement, the Company had assigned the leases of the dealership lots to IAG. IAG also hired a significant number of the Company's sales and collection employees. The Company will continue to own certain real estate utilized in the discontinued business operations that had a value of approximately $1,523,000 as of December 31, 2008. The Company also owns real estate in the discontinued business operations that had a value of approximately $3,045,000 as of December 31, 2008, which is classified as held for sale. A separate collections agreement ("Collections Agreement") provides that IAG will manage all collections and loan servicing activities of Auto Master's outstanding customer receivable portfolio as of December 3, 2008. All principal amounts, finance charges and related fees collected by the Buyer, as well as any proceeds from sales of repossessed vehicles, will be remitted to the Company as collected, net of a collection management fee, based on a calculation as described in the Collections Agreement. The Company expects to receive these cash flows over the term of the outstanding customer notes receivable, the majority of which will mature in 2009 and 2010. These are considered to be indirect cash flows as the Company has very limited control over the collections operations of CarHop. As a result, the customer receivables balance was no longer held for sale and was reported in discontinued operations for all periods presented.

Discontinued operations include the revenue and expenses which can be specifically identified with Auto Master, and excludes any allocation of general administrative corporate costs, except interest expense. Interest expense in fiscal 2008 of $2,445,000 was allocated to Auto Master based on the amount of net funds advanced to Auto Master at the Company's corporate cost of funds. All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued Auto Master operation.

For 2008, the net effect of this reclassification is to increase diluted earnings from continuing operations by $8,117,000 or $0.27 per share, net of tax, and report this same amount as loss from discontinued operations. The Company also recorded a non-cash loss on the disposal of Auto Master of $1.71 per share, net of tax, or $51,782,000, which is included as a component of discontinued operations for the year ended December 31, 2008. Approximately $31,937,000, net of tax benefit, of this charge is a non-cash fair-value adjustment to customer notes receivables. A non-cash impairment charge related to a write-off of goodwill and intangible assets accounts for $12,302,000, net of tax benefit, of the total charge, while other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining estimated charge of $7,543,000, net of tax benefit. For 2007, the net effect of this reclassification is to decrease diluted earnings from continuing operations by $2,227,000 or $0.07 per share, net of tax, and report this same amount as income from discontinued operations. The Company does not currently project that it will incur net additional losses related to the disposal of Auto Master.

The carrying amounts of the major classes of assets for the discontinued Auto Master operation at December 31, 2008, after the previously mentioned charges, included other assets of $569,000, automotive finance receivables of $4,898,000, and property and equipment held for sale of $3,045,000, which are classified as a component of current assets. Automotive finance receivables of $5,306,000 and deferred tax assets of $12,687,000 were classified as a component of non-current assets. The carrying amount of liabilities for the discontinued Auto Master operation includes accounts payable of $85,000 and accrued liabilities of $2,025,000, which are classified as a component of current liabilities.

The Auto Master operation was previously accounted for as a reportable segment. As a result of the decision to discontinue the Auto Master operation, the Company will not have any reportable segments besides its pawn and short-term loan business.

The following table summarizes the operating results of Auto Master, which has been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,

	2008	2007	2006
Revenue:
Merchandise sales	$77,371	$100,723	$23,037
Finance and service charges	7,916	7,295	1,348
Other	464	170	81

	85,751	108,188	24,466

Cost of revenue:
Cost of goods sold	40,794	45,862	10,498
Credit loss provision	35,886	39,482	6,137

	76,680	85,344	16,635

Net revenue	9,071	22,844	7,831

Expenses and other income:
Store operating expenses	14,571	12,036	2,861
Store depreciation	482	147	17

	15,053	12,183	2,878

Net contribution before taxes	$(5,982)	$10,661	$4,953

D.C. Short-Term Loan Operations

The Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007. This decision was the result of legislation enacted by the D.C. city council in the fourth quarter of 2007 to cap the maximum annual percentage rate charged on short-term loans at 24%. These rate restrictions made the Company's short-term loan product financially unviable; therefore, the Company made the decision to discontinue the product and close its seven short-term loan stores in D.C. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of the discontinued D.C. operations. For 2007, the net effect of this reclassification is to decrease diluted earnings from continuing operations by $3,386,000 or $0.10 per share, net of tax, and report this same amount as income from discontinued operations. The Company also recorded, as a component of discontinued operations, a charge of $808,000 or $0.02 per share, net of tax, for store closing expenses and expected credit losses on outstanding short-terms loans receivable during 2007. For 2008, the net effect of this reclassification is to decrease diluted earnings from continuing operations by $243,000 or $0.01 per share, net of tax, and report this same amount as income from discontinued operations.

There were no assets or liabilities carried on the Company's balance sheet related to the D.C. discontinued operations at December 31, 2008. The carrying amounts of the major classes of assets for the discontinued operations at December 31, 2007 included customer receivables of $1,509,000, net of an allowance for doubtful accounts of $1,006,000, which was classified as a component of current assets. The carrying amounts of liabilities for the discontinued operations at December 31, 2007 were immaterial. The following table summarizes the operating results of the D.C. short-term loan stores which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,

	2008	2007	2006
Revenue:
Finance and service charges	$214	$8,798	$7,510
Other	19	90	89

	233	8,888	7,599

Cost of revenue:
Credit loss provision	(947)	2,658	1,011

Net revenue	1,180	6,230	6,588

Expenses and other income:
Store operating expenses	646	1,905	1,886
Store depreciation and amortization	149	271	63

	795	2,176	1,949

Net store contribution before taxes	$385	$4,054	$4,639

NOTE 6 - FAIR VALUE MEASUREMENTS

In accordance with the provisions of SFAS No. 144, Auto Master customer notes receivable were written down to their estimated fair value at December 31, 2008, resulting in an impairment charge of $49.1 million, before income tax benefit, which was included in discontinued operations for the period. The fair value of the customer receivables was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flows from the collections and/or sale of these receivables. As required by SFAS No. 157, "Fair Value Measurements," financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company's financial instruments by SFAS No. 157 pricing levels as of December 31, 2008 (unaudited, in thousands):
Fair Value Measurements Using

		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Twelve Months Ended	Identical Assets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Automotive finance receivables	$10,204	$-	$-	$10,204

NOTE 7 - CUSTOMER RECEIVABLES AND VALUATION ACCOUNTS

Customer receivables, net of unearned finance charges, consist of the following (in thousands):
		Short-Term
	Pawn	Loan	Total

December 31, 2008
Total customer receivables	$44,170	$6,148	$50,318
Less allowance for doubtful accounts	-	(283)	(283)

	$44,170	$5,865	$50,035

December 31, 2007
Total customer receivables	$41,285	$6,088	$47,373
Less allowance for doubtful accounts	-	(326)	(326)

	$41,285	$5,762	$47,047

Changes in the allowance for credit losses are as follows (in thousands):
Short-Term
Loans

December 31, 2008
Balance, beginning of the year	$326
Provision for credit losses	4,337
Charge-offs, net of recoveries	(4,380)

Balance at end of year	$283

December 31, 2007
Balance, beginning of the year	$146
Provision for credit losses	4,137
Charge-offs, net of recoveries	(3,957)

Balance at end of year	$326

Automotive finance receivables at December 31, 2008 are recorded at fair value as described in Note 6. Automotive finance receivables, net of unearned finance charges, consist of the following at December 31, 2007 (in thousands):
Automotive Finance
Receivables

December 31, 2007
Automotive finance receivables with short-term maturities	$37,062
Less allowance for doubtful accounts	(9,577)

27,485

Automotive finance receivables with long-term maturities	42,096
Less allowance for doubtful accounts	(10,878)

31,218

Total automotive finance receivables	79,158
Less allowance for doubtful accounts	(20,455)

$58,703

Changes in the automotive finance allowance for credit losses in fiscal 2007 are as follows (in thousands):
Automotive Finance
Allowance

December 31, 2007
Balance, beginning of the year	$9,532
Provision for credit losses	39,482
Charge-offs, net of recoveries	(28,559)

Balance at end of year	$20,455

These balances are included with current and long-term assets of discontinued operations in the accompanying December 31, 2008 and 2007 balance sheets.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment used in continuing operations consist of the following (in thousands):
	Year Ended December 31,

	2008	2007
Land	$3,274	$3,127
Buildings	1,002	1,002
Furniture, fixtures, equipment and leasehold improvements	88,364	78,139

	92,640	82,268

Less: accumulated depreciation	(52,529)	(42,279)

	$40,111	$39,989

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,

	2008	2007

Sales, property and withholding taxes payable	$8,228	$1,801
Accrued compensation	4,553	4,091
Deferred revenue	4,048	3,686
Minority interest in Cash & Go, Ltd. joint venture	779	590
Reserves for expected losses on outstanding CSO letters of credit	749	811
Money order and money transfer settlements payable	469	678
Other	2,554	2,452

	$21,380	$14,109

NOTE 10 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE

The Company maintains a long-term line of credit with two commercial lenders ("the Credit Facility") in the amount of $90,000,000 with a term that extends through April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.46% at December 31, 2008) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2008, the Company had $68,500,000 outstanding under the Credit Facility and the Company had $21,500,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2008. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At December 31, 2008, the Company had notes payable to individuals arising from the Presta Max acquisition which totaled $12,500,000 in aggregate and bear interest at 5.5% per annum. On February 26, 2009, $2,500,000 of principal and accrued interest was paid, while the remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $12,500,000 in notes payable, $4,798,000 is classified as a current liability and $7,702,000 is classified as long-term debt.

At December 31, 2008, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $3,937,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. Of the $3,937,000 in notes payable, $2,250,000 is classified as a current liability and $1,687,000 is classified as long-term debt.

NOTE 11 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2008, 2007 and 2006 consist of the following (in thousands):
	Year Ended December 31,

	2008	2007	2006
Income from continuing operations before income taxes	$60,623	$47,929	$41,384

Current:
Federal	$15,569	$8,421	$13,121
State and foreign	7,161	4,901	2,925

	22,730	13,322	16,046
Deferred	(227)	4,124	(1,148)

	$22,503	$17,446	$14,898

The provision for income taxes related to discontinued operations was a $32,111 benefit, $2,750 expense and $2,958 expense for the years ended December 31, 2008, 2007 and 2006, respectively.

The principal current and non-current deferred tax assets and liabilities consist of the following (in thousands):
	Year Ended December 31,

	2008	2007
Deferred tax assets:
Loss on foreign translation	$5,615	$-
Foreign tax credits	5,592	4,438
Receivables tax-basis difference	4,396	1,064
Receivables allowance	3,722	4,000
Interest accrual on pawn forfeits	735	677
Net operating loss	584	-
Depreciation	410	-
Other	1,104	1,775

Total deferred tax assets	22,158	11,954
Valuation allowance on deferred tax assets	(584)	-

Deferred tax assets, net	21,574	11,954

Deferred tax liabilities:
Intangible asset amortization	11,721	11,428
Depreciation	-	447
Contract discount on auto receivables	8,552	9,179
State income taxes, net	584	547
Other	421	507

Total deferred tax liabilities	21,278	22,108

Net deferred tax assets (liablities)	$296	$(10,154)

Reported as:
Prepaid expenses and other current assets	$482	$199
Non-current deferred tax liabilities	(186)	(10,353)

Net deferred tax assets (liabilities)	$296	$(10,154)

The effective rate on income from continuing operations differs from the federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,

	2008	2007	2006

Tax at the federal statuatory rate	$21,218	$16,727	$14,448
State and foreign income taxes, net of federal tax benefit
for state taxes of $361, $365 and $350, respectively, and
foreign tax credits of $6,131, $3,751 and $1,861, respectively	670	727	689
Other, net	615	(8)	(239)

	$22,503	$17,446	$14,898

The Company has a deferred tax asset of $12,687,000 related to a stock loss deduction on Auto Master that is reported as a non-current asset in discontinued operations on the balance sheet.

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

As of January 1, 2008 and December 31, 2008, the Company had no unrecognized tax benefits and therefore, the Company did not have a liability for accrued interest and penalties. The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

The Company does not believe that its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2005 with the exception of three states. With respect to Mexico, the years prior to 2003 are closed to examination. The Company does not currently have any federal or state income tax returns under examination. As of the close of the calendar year, one of the four Mexican subsidiaries had undergone an income tax examination by the Mexican revenue authorities who have not formally closed their examination, although they have not proposed any changes.

The Company has cumulative foreign tax credits of $5,592,000 as of the end of 2008. The credits have varying expiration dates with the earliest expiring at the end of 2014. The Company expects that it will utilize the foreign tax credits prior to their expiration.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases, including Cash & Go, Ltd., are as follows (in thousands):

Fiscal
2009	$20,721
2010	18,067
2011	13,894
2012	9,660
2013	5,637
Thereafter	4,518

$72,497

Rent expense from continuing operations under such leases was $18,554,000, $17,264,000, and $14,976,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Guarantees - The Company offers a fee-based credit services program ("CSO program") to assist certain consumers in its Texas and Maryland markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis.

These letters of credit constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2008 was $15,181,000 compared to $17,255,000 at December 31, 2007. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term advance and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

The Company is a contingent guarantor on three leases assumed by CarHop. The total remaining lease payments under these leases at December 31, 2008 was $753,000.

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly. Other than disclosed in Note 5 in Notes to Consolidated Financial Statements, management does not believe any of these assets have been impaired at December 31, 2008.

Changes in the carrying value of goodwill were as follows (in thousands):
December 31, 2008
Balance, beginning of year, net of amortization of $8,461	$53,237
Acquisitions	21,954
Adjustments	-

Balance, end of year	$75,191

December 31, 2007
Balance, beginning of year, net of amortization of $8,461	$53,237
Acquisitions	-
Adjustments	-

Balance, end of year	$53,237

NOTE 14 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has adopted equity compensation plans to attract and retain executives, directors and key employees. Under these plans, including the board-approved 1990 Stock Option Plan, the shareholder-approved 1999 Stock Option Plan and the shareholder-approved 2004 Long-Term Incentive Plan (collectively described as the "Plans"), it has granted qualified and non-qualified stock options and restricted stock to officers, directors and other key employees. In addition, the Company has previously issued warrants to purchase shares of common stock to certain key members of management, directors and other third parties.

At December 31, 2008, 425,000 shares were reserved for future grants under the Plans. Historically, stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option and warrant exercises.

Options and warrants outstanding as of December 31, 2008, are as follows (in thousands, except exercise price and life):
Ranges of			Total Warrants	Weighted-Average	Currently
Exercise Prices			and Options	Remaining Life	Exercisable

$0.67	-	$5.00	1,041	3.7	975
$5.01	-	$10.00	330	6.3	230
$10.01	-	$15.00	1,104	6.4	1,104
$15.01	-	$20.00	1,702	6.6	1,652
$20.01	-	$24.57	39	8.3	11

			4,216		3,972

A summary of stock option and warrant activity for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except exercise price):

	2008		2007		2006

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,345	$12.62	5,033	$12.58	6,631	$12.04
Granted	100	10.00	35	24.14	89	20.09
Exercised	(161)	5.58	(583)	11.69	(1,438)	9.43
Canceled or forfeited	(68)	14.79	(140)	17.95	(249)	19.11

Outstanding at end of year	4,216	12.80	4,345	12.62	5,033	12.58

Exercisable at end of year	3,972	$13.51	4,159	$12.71	4,773	$12.13

The tax benefit realized from stock options exercised during the year ended December 31, 2008 was $327,000. At December 31, 2008, the aggregate intrinsic value for the options outstanding was $27,032,000, of which $24,058,000 was exercisable at the end of the year, with weighted-average remaining contractual terms of 5.7 years.

The total intrinsic value of options and warrants exercised for fiscal 2008, 2007 and 2006 was $943,000, $6,749,000 and $13,829,000, respectively. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all option and warrant holders exercised their options and warrants on December 31, 2008, 2007 and 2006, respectively. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The Company typically issues shares of common stock to satisfy option and warrant exercises.

The Company granted 15,000 restricted shares during the fourth quarter of 2008 to the outside directors of the Company. The shares vest during 2009, with one-third vesting on January 1, April 1, and July 1, 2009. The restricted shares had a weighted-average fair value of $14.24 per share at the date of grant and an aggregate intrinsic value of $286,000 at December 31, 2008. There were no vested shares outstanding at December 31, 2008 and no tax benefits were realized from the issuance of common stock for vested shares for the year ended December 31, 2008. Holders of restricted shares generally have all the voting and other rights of other common stock shareholders.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the Company to expense the grant-date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequently over their requisite service periods. Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations of future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. The Company records share-based compensation cost as an administrative expense. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

The Company's net income includes the following compensation costs related to share-based compensation arrangements (in thousands):
	Year Ended December 31,

	2008	2007	2006
Gross compensation costs:
Stock options	$239	$233	$583
Restricted stock	71	-	-

Total gross compensation costs	310	233	583

Income tax benefits:
Stock options	(89)	(85)	(204)
Restricted stock	(26)	-	-

Total income tax benefits	(115)	(85)	(204)

Net compensation expense	$195	$148	$379

As of December 31, 2008, the total compensation cost related to nonvested awards not yet recognized was $700,000, and is expected to be recognized over the weighted-average period of 1.6 years.

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
	Year Ended December 31,

	2008		2007		2006
Dividend yield	-		-		-
Expected volatility	40.0%		32.5%		32.5%
Risk-free interest rate	1.5%		4.3%		4.0%
Expected term of options	4.0	years	4.5	years	6.8	years
Weighted-average fair value of options granted	$3.32		$8.16		$6.79

NOTE 15 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income, but are included as a component of total stockholders' equity. Prior to 2008, the Company did not report any differences in comprehensive income and income as reported on the consolidated income statements. Due to the change in functional currency for its foreign operations, the Company began reporting comprehensive income beginning in the fourth quarter of 2008. See Note 2 under "Foreign Currency Transactions" for more information regarding this change. The difference between comprehensive income and net income results solely from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income (loss) of $9.6 million is presented, net of tax of $5.6 million, in the consolidated balance sheets as "Accumulated other comprehensive income." The following table details the comprehensive income (loss) for the periods stated (in thousands):
	Year Ended December 31,

	2008	2007	2006
Net income (loss)	$(21,536)	$35,288	$31,744
Foreign currency translation adjustment, net of tax of $5,619	(9,568)	-	-

Total comprehensive income (loss)	$(31,104)	$35,288	$31,744

NOTE 16 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the "Plan") is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $503,000, $343,000 and $279,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 17 - GEOGRAPHIC AREAS

The Company manages its business on the basis of one reportable segment; see Note 1 for a brief description of the Company's business. The following table shows revenue, selected current assets and long-lived assets (all non-current assets except goodwill and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,

	2008	2007	2006
Revenue:
United States	$193,693	$179,933	$161,829
Mexico	139,835	100,328	75,827

	$333,528	$280,261	$237,656

Pawn and short-term loan customer receivables:
United States	$31,265	$30,195	$26,173
Mexico	18,770	16,852	11,109

	$50,035	$47,047	$37,282

Inventories:
United States	$16,717	$16,853	$16,275
Mexico	12,021	10,017	8,759

	$28,738	$26,870	$25,034

Long-lived assets:
United States	$22,980	$23,794	$16,334
Mexico	18,322	17,421	15,067

	$41,302	$41,215	$31,401

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2008 and 2007, are set forth below. The Company's operations are subject to seasonal fluctuations. The amounts reported below have been adjusted to reflect reclassification of the discontinued Auto Master operation and the D.C. short-term loan operations.

	Quarter Ended

	March 31	June 30	September 30	December 31
2008
Total revenue	$77,841	$79,557	$84,568	$91,562
Cost of revenue	28,577	30,480	33,165	38,542
Net revenue	49,264	49,077	51,403	53,020
Total expenses and other income	33,854	35,096	37,374	35,817
Income from continuing operations	9,727	8,815	8,874	10,704
Loss from discontinued operations, net	(3,032)	(2,113)	(2,670)	(59)
Income (loss) from disposal of Auto Master, net	-	-	(52,611)	829
Net income (loss)	6,695	6,702	(46,407)	11,474
Diluted income per share:
Income from continuing operations	0.31	0.30	0.30	0.36
Income (loss) from discontinued operations, net	(0.09)	(0.07)	(1.84)	0.03
Net income (loss)	0.22	0.23	(1.54)	0.39
Diluted weighted average shares	31,117	29,853	30,010	29,909

2007
Total revenue	$63,913	$64,501	$72,209	$79,638
Cost of revenue	22,598	24,699	29,019	31,453
Net revenue	41,315	39,802	43,190	48,185
Total expenses and other income	29,919	30,140	30,714	33,790
Income from continuing operations	7,219	6,112	7,997	9,155
Income (loss) from discontinued operations, net	3,060	2,773	2,388	(2,608)
Loss from disposal of D.C. short-term loan
operations, net	-	-	-	(808)
Net income	10,279	8,885	10,385	5,739
Diluted income per share:
Income from continuing operations	0.21	0.19	0.24	0.29
Income (loss) from discontinued operations, net	0.10	0.08	0.08	(0.11)
Net income	0.31	0.27	0.32	0.18
Diluted weighted average shares	33,179	33,421	32,880	31,815