Form 10-Q
period 2009-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2009-05-08
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

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
☐ Yes ☒ No

As of May 6, 2009, there were 29,258,335 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,

	2009	2008	2008
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$20,775	$13,689	$29,006
Service charges receivable	6,987	6,796	7,173
Pawn receivables	43,279	41,454	44,170
Short-term loan receivables, net of allowance of $224,
$171 and $283, respectively	4,169	4,673	5,188
Inventories	25,916	26,797	28,738
Prepaid expenses and other current assets	4,062	4,633	7,393
Current assets of discontinued operations	9,631	38,952	9,189

Total current assets	114,819	136,994	130,857

Property and equipment, net	40,078	39,227	39,454
Goodwill, net	74,193	53,237	75,191
Other	1,751	1,227	1,191
Long-term assets of discontinued operations	14,240	58,347	18,650

Total assets	$245,081	$289,032	$265,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$4,580	$2,250	$7,048
Accounts payable	1,822	5,729	2,280
Accrued liabilities	13,766	12,370	21,380
Income taxes payable	6,595	1,651	-
Current liabilities of discontinued operations	832	3,616	2,110

Total current liabilities	27,595	25,616	32,818

Revolving credit facility	45,000	54,900	68,500
Notes payable, net of current portion	8,232	3,375	9,389
Deferred income tax liabilities	-	10,053	186

Total liabilities	80,827	93,944	110,893

Stockholders' equity:
Preferred stock	-	-	-
Common stock	361	361	361
Additional paid-in capital	112,797	112,241	112,750
Retained earnings	159,562	176,550	148,319
Accumulated other comprehensive income (loss)	(11,054)	-	(9,568)
Common stock held in treasury	(97,412)	(94,064)	(97,412)

Total stockholders' equity	164,254	195,088	154,450

Total liabilities and stockholders' equity	$245,081	$289,032	$265,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2009	2008
	(unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$49,631	$44,003
Finance and service charges	32,124	32,198
Other	941	1,027

	82,696	77,228

Cost of revenues:
Cost of goods sold	28,558	24,744
Credit loss provision	2,445	3,564
Other	54	108

	31,057	28,416

Net revenues	51,639	48,812

Expenses and other income:
Store operating expenses	25,725	23,856
Administrative expenses	8,086	6,440
Depreciation	2,493	2,654
Interest expense	236	265
Interest income	(50)	(18)

	36,490	33,197

Income from continuing operations before
income taxes	15,149	15,615
Provision for income taxes	5,575	5,758

Income from continuing operations	9,574	9,857
Income (loss) from discontinued operations, net of tax	1,669	(3,162)

Net income	$11,243	$6,695

Basic income per share:
Income from continuing operations	$0.33	$0.32
Income (loss) from discontinued operations	0.06	(0.10)

Net income per basic share	$0.39	$0.22

Diluted income per share:
Income from continuing operations	$0.32	$0.31
Income (loss) from discontinued operations	0.06	(0.09)

Net income per diluted share	$0.38	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income (Loss)(1)	Stock	Equity

	(unaudited, in thousands)

Balance at December 31, 2008	$361	$112,750	$148,319	$(9,568)	$(97,412)	$154,450
Share-based compensation
expense	-	122	-	-	-	122
Distribution to joint venture	-	(75)	-	-	-	(75)
Comprehensive income (loss)	-	-	11,243	(1,486)	-	9,757

Balance at March 31, 2009	$361	$112,797	$159,562	$(11,054)	$(97,412)	$164,254

Balance at December 31, 2007	$359	$111,410	$169,855	$-	$(80,415)	$201,209
Exercise of stock options and
warrants, including income
tax benefit	2	987	-	-	-	989
Share-based compensation
expense	-	38	-	-	-	38
Distribution to joint venture	-	(194)	-	-	-	(194)
Comprehensive income (loss)	-	-	6,695	-	-	6,695
Repurchases of treasury stock	-	-	-	-	(13,649)	(13,649)

Balance at March 31, 2008	$361	$112,241	$176,550	$-	$(94,064)	$195,088

(1) The Company's accumulated other comprehensive income (loss) is comprised exclusively of foreign currency translation adjustments, net of taxes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2009	2008
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$11,243	$6,695
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,491	3,134
Share-based compensation	122	38
Non-cash portion of credit loss provision	269	12,858
Changes in operating assets and liabilities:
Automotive finance receivables	2,718	(12,607)
Finance and service fees receivable	25	785
Inventories	3,752	788
Prepaid expenses and other assets	2,875	2,759
Accounts payable and accrued liabilities	(3,344)	2,917
Current and deferred income taxes	1,629	1,609

Net cash flows provided by operating activities	21,780	18,976

Cash flows from investing activities:
Pawn customer receivables	(1,420)	193
Short-term loan customer receivables	844	593
Purchases of property and equipment	(3,201)	(6,731)
Distribution to joint venture	(75)	(194)

Net cash flows used in investing activities	(3,852)	(6,139)

Cash flows from financing activities:
Proceeds from debt	-	11,000
Payments of debt	(26,566)	(11,663)
Purchases of treasury stock	-	(13,649)
Proceeds from exercise of stock options and warrants	-	677
Income tax benefit from exercise of stock options and warrants	-	312

Net cash flows used in financing activities	(26,566)	(13,323)

Effect of exchange rates on cash	407	-
Change in cash and cash equivalents	(8,231)	(486)
Cash and cash equivalents at beginning of the period	29,006	14,175

Cash and cash equivalents at end of the period	$20,775	$13,689

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$438	$941

Income taxes	$(402)	$2,307

Supplemental disclosure of non-cash operating activity:
Inventory acquired in repossession	$-	$570

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$20,041	$16,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company"), and its wholly-owned subsidiaries. In addition, the accompanying consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership that operates financial services kiosks inside convenience stores, in which the Company has a 50% ownership interest. Effective March 2009, the Company has classified its Michigan short-term loan stores and certain Texas short-term loan stores as discontinued operations (see Note 3). Effective September 2008, the Company has classified its Auto Master automotive business unit as a discontinued operation (see Note 3). All significant intercompany accounts and transactions have been eliminated.

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2008 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

The functional currency for the Company's Mexican subsidiaries is the Mexican peso. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2009 presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position Financial Accounting Standard 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 for its financial assets and financial liabilities on January 1, 2008. In accordance with FSP FAS 157-2, beginning January 1, 2009, the Company has applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material effect on the Company's financial position or results of operations and did not materially impact how the Company determines fair value. See Note 7.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option") and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company's consolidated financial position or results of operations. See Note 7.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008. The Company currently does not have a material noncontrolling interest in a consolidated subsidiary. Accordingly, the adoption of SFAS 160 did not have a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures concerning: the manner in which an entity uses derivatives (and the reasons it uses them); the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof; and the effects that derivatives and related hedged items have on an entity's financial position, financial performance and cash flows. The standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material effect on the Company's financial position or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance, and had no material impact on the Company's financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The Company does not expect FSP FAS 107-1 to have a material impact on the Company's financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 or FAS 124-2 to have a material impact on its financial position or results of operations.

Note 2 - Acquisitions

Consistent with the Company's strategy to continue its expansion into Mexico, the acquisition of 16 pawnshops located in Mexico from Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max") was completed in December 2008. The purchase price for all of the common stock of Presta Max was $25,000,000, consisting of a cash payment of $10,000,000 and $15,000,000 in short- and long-term notes payable to the selling shareholders of Presta Max. The Company withheld $5,000,000 of cash payment for the seller's Mexican income tax withholding, which it remitted to Mexican tax authorities in January 2009.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the preliminarily estimated amount of $22,000,000, which is expected to be deductible for tax purposes.

The results of the acquired stores have been consolidated with the Company's results since the acquisition on December 5, 2008. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company's consolidated financial position or results of operations.

Note 3 - Discontinued Operations

After-tax net income from the discontinued Auto Master operation during the first quarter of 2009 was $2,326,000, or $0.08 per share. As previously reported, the Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a related services agreement, the purchaser is collecting Auto Master's outstanding customer notes receivable, which are being reported by the Company as a discontinued asset. During the first quarter, the Company realized net cash collections of $7,019,000 on these accounts and recorded a pre-tax benefit of approximately $4,300,000 from the net of these cash collections as compared to the fair value of the receivables carried on the Company's books. At March 31, 2009, the remaining Auto Master gross customer receivables, reflected as outstanding on the Company's books, totaled approximately $49,904,000, which the Company is carrying at an estimated fair value of $7,486,000, of which $5,932,000 is classified as a component of current assets and $1,554,000 is classified as a component of non-current assets. Property held for sale is carried at a fair value of $3,045,000, which is classified as a component of current assets, while deferred tax assets of $12,686,000 were classified as a component of non-current assets.

Consistent with the Company's strategy of regularly evaluating individual store profitability, the Company has closed or is preparing to close certain underperforming short-term loan stores, primarily in Michigan, and a limited number in Texas. Accordingly, the Company currently anticipates selling or closing all twelve such short-term loan stores in Michigan in the second quarter of 2009. In addition, five under-performing stores in Texas were closed during the first quarter of 2009. All revenues, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations as of March 31, 2009. As a result of the decision to discontinue the Michigan and certain Texas store operations, the Company expects a total charge in 2009 to discontinued operations, net of tax, of $0.04 to $0.05 per share, of which $0.02, or $657,000, was recorded in the first quarter of 2009 as a reduction against the $0.08 in discontinued earnings from Auto Master. The carrying amounts of the major classes of assets for these discontinued operations at March 31, 2009 included customer receivables held for sale of $551,000, which was classified as a component of current assets. The carrying amounts of liabilities for these discontinued operations at March 31, 2009 were immaterial.

The Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007.

The following table summarizes the operating results of Auto Master and the short-term loan operations in the District of Columbia, Michigan and certain Texas stores, which have been reclassified as discontinued operations in the condensed consolidated statements of operations, for the three month periods ended March 31, 2009 and March 31, 2008 (unaudited, in thousands):
	Three Months Ended March 31,

	2009	2008
Revenue:
Auto Master	$124	$24,900
Michigan/Texas short-term loan stores	503	613
District of Columbia short-term loan stores	-	228

	$627	$25,741

Income from continuing operations	$9,574	$9,857
Income (loss) from discontinued operations, before income tax:
Auto Master	3,681	(5,278)
Michigan/Texas short-term loan stores	(1,011)	(205)
District of Columbia short-term loan stores	-	472

	2,670	(5,011)
Income tax (expense) benefit from discontinued operations:
Auto Master	(1,355)	1,948
Michigan/Texas short-term loan stores	354	75
District of Columbia short-term loan stores	-	(174)

	(1,001)	1,849

Income (loss) from discontinued operations, net of tax	1,669	(3,162)

Net income	$11,243	$6,695

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):
	Three Months Ended March 31,

	2009	2008
Numerator:
Income from continuing operations for calculating basic and diluted
earnings per share	$9,574	$9,857

Income (loss) from discontinued operations	1,669	(3,162)

Net income for calculating basic and diluted earnings per share	$11,243	$6,695

Denominator:
Weighted-average common shares for calculating basic earnings
per share	29,248	30,588
Effect of dilutive securities:
Stock options, warrants and restricted stock	657	517

Weighted-average common shares for calculating diluted earnings
per share	29,905	31,105

Basic earnings per share:
Income from continuing operations	$0.33	$0.32
Income (loss) from discontinued operations	0.06	(0.10)

Net income per basic share	$0.39	$0.22

Diluted earnings per share:
Income from continuing operations	$0.32	$0.31
Income (loss) from discontinued operations	0.06	(0.09)

Net income per diluted share	$0.38	$0.22

Note 5 - Revenue, Cost of Revenue and Customer Receivables

The following table details the major components of revenue and cost of revenue from continuing operations for the three months ended March 31, 2009 and 2008 (unaudited, in thousands):
	Three Months Ended March 31,

	2009	2008
Revenue:
Pawn retail merchandise sales	$33,713	$28,814
Pawn scrap jewelry sales	15,918	15,189
Pawn service fees	17,613	16,453
Short-term loan and credit services fees	14,511	15,745
Other	941	1,027

	82,696	77,228

Cost of revenue:
Cost of goods sold - pawn retail merchandise	19,188	15,802
Cost of goods sold - pawn scrap jewelry	9,370	8,942
Short-term loan and credit services loss provision	2,445	3,564
Other	54	108

	31,057	28,416

Net revenue	$51,639	$48,812

The following table details selected assets from continuing operations as of March 31, 2009 and March 31, 2008 (unaudited, in thousands):
	Balance at March 31,

	2009	2008
Customer receivables:
Pawn receivables	$43,279	$41,454
Short-term loan receivables	4,393	4,844

	47,672	46,298
CSO short-term loans held by independent third-party (1)	10,305	10,783
Allowance for doubtful accounts	(784)	(758)

	$57,193	$56,323

(1) CSO loans outstanding are from an independent third-party lender and are not included on the Company's balance sheet. See Note 6.

Note 6 - Guarantees

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

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of March 31, 2009 was $11,448,000 compared to $12,185,000 at March 31, 2008. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 7 - Fair Value Measurements

The Company adopted the provisions of SFAS 157 on January 1, 2008 for financial assets and liabilities, and, as a result of FSP FAS 157-2, January 1, 2009 for nonfinancial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. In accordance with the provisions of SFAS 144, Auto Master customer notes receivable were written down to their estimated fair value at September 30, 2008, resulting in an impairment charge of $49,134,000, before income tax benefit, which was included in discontinued operations for fiscal 2008. The fair value of the customer receivables was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flows from the collections and/or sale of these receivables. As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company's financial instruments by SFAS 157 pricing levels as of March 31, 2009 (unaudited, in thousands):
Fair Value Measurements Using

Quoted
Prices In
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
	Three Months Ended	Assets	Inputs	Inputs	Gains
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Automotive finance receivables	$ 7,486	$ -	$ -	$ 7,486	$ -

The following table summarizes the changes in the fair value of the Company's level 3 assets for the three months ended March 31, 2009 (unaudited, in thousands):
Level 3 Assets
Automotive Finance Receivables

Balance at December 31, 2008	$10,204
Net cash collections	(7,019)
Adjustments for realized gains from collections	4,301

Balance at March 31, 2009	$7,486

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's pawn operations generated 81% of its revenue from its continuing operations during the first quarter of 2009. The Company derived approximately 19% of revenue from its continuing operations from short-term consumer loan operations during the first quarter of 2009, which are primarily payday advance and credit services products.

The Company's pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company's short-term consumer loan revenue is derived primarily from fees on short-term loans and credit services fees. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the short-term loan, which is generally thirty-one days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan credit loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses.

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

OPERATIONS AND LOCATIONS

As of March 31, 2009, the Company had 525 locations in eleven U.S. states and 17 states in Mexico, which represents a net store-count increase of 17% over the past twelve months. A total of 18 new retail locations were opened during the first quarter of 2009. The openings were a combination of pawn stores and short-term loan stores. The following table details store counts for the three months ended March 31, 2009:
			Mexico
	U.S. Locations		Locations

			Pawn/
		Short-Term	Short-Term
	Pawn	Loan	Loan	Total
	Stores	Stores	Stores	Locations

Three Months Ended March 31, 2009
Total locations, beginning of period	94	162	269	525
New locations opened	-	3	15	18
Locations closed or consolidated	-	(1)	-	(1)
Discontinued short-term loan operations	-	(17)	-	(17)

Total locations, end of period	94	147	284	525

For the three months ended March 31, 2009, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table.

At March 31, 2009, the Company's credit services operations also include an internet distribution channel for customers in the states of Maryland and Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2008 Annual Report on Form 10-K.

The functional currency for the Company's Mexican subsidiaries is the Mexican peso. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Non-retail sales of scrap jewelry are included in same-store revenue calculations.

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

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2009, compared to the three months ended March 31, 2008

The following table details the components of revenue for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company's management reviews and analyzes business results in a constant currency because the Company believes this better represents the Company's underlying business trends.
	Three Months Ended				Increase/ (Decrease)
	March 31,				Constant
					Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic revenue:
Pawn retail merchandise sales	$17,086	$16,724	$362	2%	2%
Pawn scrap jewelry sales	6,781	6,608	173	3%	3%
Pawn service fees	8,702	8,419	283	3%	3%
Short-term loan and credit services fees	13,700	15,269	(1,569)	(10)%	(10)%
Other	917	1,027	(110)	(11)%	(11)%

	47,186	48,047	(861)	(2)%	(2)%

Foreign revenue:
Pawn retail merchandise sales	16,627	12,090	4,537	38%	64%
Pawn scrap jewelry sales	9,137	8,581	556	6%	6%
Pawn service fees	8,911	8,034	877	11%	32%
Short-term loan and credit services fees	811	476	335	70%	101%
Other	24	-	24	-	-

	35,510	29,181	6,329	22%	39%

Total revenue:
Pawn retail merchandise sales	33,713	28,814	4,899	17%	28%
Pawn scrap jewelry sales	15,918	15,189	729	5%	5%
Pawn service fees	17,613	16,453	1,160	7%	17%
Short-term loan and credit services fees	14,511	15,745	(1,234)	(8)%	(7)%
Other	941	1,027	(86)	(8)%	(7)%

	$82,696	$77,228	$5,468	7%	14%

The following table details pawn receivables, short-term loan receivables, and active CSO loans outstanding from an independent third-party lender as of March 31, 2009, as compared to March 31, 2008 (unaudited, in thousands):
					Increase/
					(Decrease)
	Balance at March 31,				Constant
					Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic customer receivables and CSO loans outstanding:
Pawn receivables	$22,903	$22,212	$691	3%	3%
Short-term loan receivables, net of allowance	3,472	4,235	(763)	(18)%	(18)%
CSO short-term loans held by independent
third-party (1)	9,745	10,196	(451)	(4)%	(4)%

	36,120	36,643	(523)	(1)%	(1)%

Foreign customer receivables:
Pawn receivables	20,376	19,242	1,134	6%	27%
Short-term loan receivables, net of allowance	697	438	259	59%	90%

	21,073	19,680	1,393	7%	29%

Total customer receivables and CSO loans outstanding:
Pawn receivables	43,279	41,454	1,825	4%	14%
Short-term loan receivables, net of allowance	4,169	4,673	(504)	(11)%	(8)%
CSO short-term loans held by independent
third-party (1)	9,745	10,196	(451)	(4)%	(4)%

	$57,193	$56,323	$870	2%	9%

(1)   CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn & Short-Term Loan Operations

The average value of the Mexican peso to the U.S. dollar decreased from 10.8 to 1 in the first quarter of 2008 to 14.4 to 1 in the first quarter of 2009. As a result, the translated revenue results of the Mexican operations into U.S. dollars were diminished by this currency rate fluctuation, especially in the Company's interior (off-border) stores where the majority of transactions are conducted in pesos. However, while the weakening of the Mexican peso negatively affected the translated dollar-value of peso-denominated revenue from Mexico stores located in the interior of the country, the Company benefited from the translation of peso-denominated expenses across all stores in Mexico, in the form of lower reported expenses on a U.S. dollar basis. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on first quarter net income and earnings per share was minimal.

The overall increase in year-over-year revenue from the pawn and short-term loan operations was due to a combination of significant same-store pawn revenue growth and the opening of new pawn stores, partially offset by declining U.S. short-term loan revenue. Same-store revenue in the pawn stores (stores that were in operation during all of the first quarter of both 2008 and 2009) increased by 7% on a constant currency basis for the first quarter of 2009. In Mexico, same-store sales increased by 13% on a constant currency basis, while same-store sales in the Company's U.S. pawn stores, which have a mature store base, increased by 2%. Same-store sales declined by 16% in the Company's U.S. short-term-payday loan stores, as a result of increased competition and slowing customer demand. Revenue generated by the new pawn and short-term loan stores opened since January 1, 2008 increased by $8,292,000 on a constant currency basis, compared to the same quarter last year. The strong growth in revenue from Mexico is reflective of continued significant expansion in Mexico, where the Company has concentrated the majority of its store openings over the past several years.

Combined pawn retail and scrap jewelry sales increased by 13% for the quarter, with Mexico stores recording 40% growth on a constant currency basis, and U.S. stores 2% growth. The 5% increase in pawn scrap jewelry sales during the first quarter of 2009 was primarily due to a 2% increase in the quantity of scrap jewelry sold and a 1% increase in the weighted-average selling price of scrap gold. The total volume of gold scrap jewelry sold in the first quarter of 2009 was 16,600 ounces at an average cost of $594 per ounce and an average selling price of $921 per ounce.

Pawn receivables grew by 3% in the U.S., which has a mature store base, while in Mexico, pawn receivables grew by 27% on a constant currency basis. The 7% increase in pawn service charge revenue (17% on a constant currency basis) was consistent with the increase in pawn loan activity, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services decreased 8% compared to the first quarter of 2008, which was reflective of a decline in outstanding U.S. short-term loans and CSO loans.

The gross profit margin on pawn merchandise sales was 42% during the first quarter of 2009, compared to 44% during the first quarter of 2008. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 43% during the first quarter of 2009, compared to 45% in the first quarter of 2008. Gross margin on sales of scrap jewelry was 41% during the first quarter of 2009, which was equal to the first quarter of 2008. The decrease in retail margins was reflective of the current consumer retailing environment. Pawn inventories decreased over the prior year by 3%, which reflected strong retail sales, especially in Mexico. At March 31, 2009, the Company's pawn inventories were comprised of 48% gold jewelry, 34% electronics, 8% tools and 10% other.

The Company's short-term loan and credit services loss provision was 17% of short-term loan and credit services fee revenue during the first quarter of 2009, compared to 23% in the first quarter of 2008. The significant improvement in the credit loss provision reflected the maturation of existing stores and fewer new store openings. During the first quarter of 2009, the Company did not sell any bad debt portfolios generated from short-term loan and credit services guarantees, while in the prior-year period, the Company sold bad debt portfolios for proceeds of $196,000.

Pawn and short-term loan store operating expenses increased 8% to $25,725,000 during the first quarter of 2009 compared to $23,856,000 during the first quarter of 2008, primarily as a result of the net addition of 82 new pawn and short-term loan stores since January 1, 2008, which is a 19% increase in the store count. Operating expenses increased approximately 22% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current-year quarter was $23,773,000, which equates to a store-level operating margin of 29%, the same rate experienced in 2008.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 26% to $8,086,000 during the first quarter of 2009 compared to $6,440,000 during the first quarter of 2008, which is primarily attributable to increased administrative expenses in Mexico and increased general management and supervisory compensation expenses, especially in Mexico.

For the first quarter of 2009 and 2008, the Company's effective federal income tax rates of 36.8% and 36.9%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state income taxes.

Income from continuing operations decreased by 3% to $9,574,000 during the first quarter of 2009 compared to $9,857,000 during the first quarter of 2008. Including the results from the discontinued operations of Auto Master and the Washington, D.C., Michigan, and Texas short-term loan stores, net income was $11,243,000 during the first quarter of 2009, compared to net income of $6,695,000 during the first quarter of 2008.

Discontinued Operations

After-tax net income from the discontinued Auto Master operation during the first quarter of 2009 was $2,326,000, or $0.08 per share. As previously reported, the Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a related services agreement, the purchaser is collecting Auto Master's outstanding customer notes receivable, which are being reported by the Company as a discontinued asset. During the first quarter, the Company realized net cash collections of $7,019,000 on these accounts and recorded a pre-tax benefit of approximately $4,300,000 from the net of these cash collections as compared to the fair value of the receivables carried on the Company's books. Based on these first quarter results, the Company believes that future cash collections of these historical Auto Master receivables will generate positive results in the remaining quarters of 2009, although at a declining rate compared to the first quarter, as the receivable balances are collected or written-off. At March 31, 2009, the remaining Auto Master gross customer receivables, reflected as outstanding on the Company's books, totaled approximately $49,904,000, which the Company is carrying at an estimated fair value of $7,486,000 in accordance with generally accepted accounting principles. Any amounts collected in excess of this number will be reflected in future quarters as additional income from discontinued operations.

The Company elected to discontinue its short-term loan operations in Michigan and certain stores in Texas effective March 31, 2009. All revenues, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations. As a result of the decision to discontinue the Michigan and certain Texas store operations, the Company expects a total charge in 2009 to discontinued operations, net of tax, of $0.04 to $0.05 per share, of which $0.02, or $657,000, was recorded in the first quarter of 2009 as a reduction against the $0.08 in discontinued earnings from Auto Master.

The Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company's primary sources of liquidity were $20,775,000 in cash and cash equivalents, $54,435,000 in receivables, $25,916,000 in inventories, $6,483,000 in receivables of discontinued operations (primarily Auto Master) and $45,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $87,224,000 as of March 31, 2009, and total equity exceeded liabilities by a ratio of 2 to 1.

The Company has $90,000,000 available under its Credit Facility which matures in April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.50% at March 31, 2009 and approximately 0.40% at May 6, 2009) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before interest, income taxes, depreciation and amortization for the trailing twelve months. At March 31, 2009, the Company had $45,000,000 outstanding under the Credit Facility and $45,000,000 available for borrowings. The Company utilized operating cash flows to reduce the amount outstanding on the Credit Facility by $23,500,000 during the first quarter of 2009. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of May 6, 2009. The Company believes it has the capacity to borrow the full amount available under the Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility. The Company intends to seek a renewal/extension of the Credit Facility when it matures in 2010 and believes that the amount outstanding on the Credit Facility will be further reduced at that point in time.

At March 31, 2009, the Company had notes payable to individuals arising from the Presta Max acquisition which totaled $9,437,000 in aggregate and bear interest at 5.5% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $9,437,000 in notes payable, $2,330,000 is classified as a current liability and $7,107,000 is classified as long-term debt.

At March 31, 2009, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $3,375,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. Of the $3,375,000 in notes payable, $2,250,000 is classified as a current liability and $1,125,000 is classified as long-term debt.

The following table sets forth certain historical information with respect to the Company's sources and uses of cash:
	Three Months Ended March 31,

	2009	2008
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$11,243	$6,695
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	2,491	3,134
Share-based compensation expense	122	38
Non-cash portion of credit loss provision	269	12,858
Changes in operating assets and liabilities:
Automotive finance receivables	2,718	(12,607)
Finance and service fees receivable	25	785
Inventories	3,752	788
Prepaid expenses and other assets	2,875	2,759
Accounts payable and accrued liabilities	(3,344)	2,917
Current and deferred income taxes	1,629	1,609

Net cash flows provided by operating activities	21,780	18,976

Cash flows from investing activities:
Pawn customer receivables	(1,420)	193
Short-term loan customer receivables	844	593
Purchases of property and equipment	(3,201)	(6,731)
Distribution to joint venture	(75)	(194)

Net cash flows used in investing activities	(3,852)	(6,139)

Cash flows from financing activities:
Proceeds from debt	-	11,000
Payments of debt	(26,566)	(11,663)
Purchases of treasury stock	-	(13,649)
Proceeds from exercise of stock options and warrants	-	677
Income tax benefit from exercise of stock options and warrants	-	312

Net cash flows used in financing activities	(26,566)	(13,323)

Effect of exchange rates on cash	407	-

Change in cash and cash equivalents	(8,231)	(486)
Cash and cash equivalents at beginning of the period	29,006	14,175

Cash and cash equivalents at end of the period	$20,775	$13,689

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

Approximately $7,019,000 of operating cash flows in the first quarter of 2009 were derived from the collection of Auto Master notes receivable, a discontinued operation more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements. The Company expects to receive additional collections from Auto Master notes receivable in the remaining quarters of 2009, although at a declining rate compared to the current quarter, as the receivable balances are collected or written-off.

The Company intends to continue expansion primarily through new store openings. The Company opened 18 new stores in the first quarter of 2009 and plans to continue its new store expansion program in 2009, with a total of approximately 55 to 60 new stores anticipated for opening. These stores will primarily be pawn stores in Mexico and a limited number of new pawn stores in the U.S. The Company does not anticipate opening any new U.S. short-term loan stores in the remaining quarters of 2009. The majority of capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through future operating cash flows and the Credit Facility. The Company funded $3,201,000 in capital expenditures during the first three months of 2009, related primarily to new store locations, and expects to spend similar amounts in each of the remaining quarters of 2009. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the first quarter of 2009, the Company did not repurchase any shares of common stock. During the first quarter of 2008, the Company repurchased 1,352,000 shares of common stock at an aggregate cost of $13,652,000.

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from operations reduced by purchases of property and equipment and net cash outflow from pawn and short-term loan customer receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company's ability to generate cash flow from business operations and the impact that this cash flow has on the Company's liquidity. Free cash flow is not considered a measure of financial performance under U.S. generally accepted accounting principles ("GAAP"), and the items excluded from free cash flow are significant components in understanding and assessing the Company's financial performance. Since free cash flow is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, free cash flow, as presented, may not be comparable to other similarly titled measures of other companies. Free cash flow should not be considered as an alternative to net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's condensed consolidated financial statements as an indicator of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures. The following table reconciles "net cash flow from operating activities" to "free cash flow" (unaudited, in thousands):
	Trailing Twelve Months Ended March 31,

	2009	2008

Cash flow from operating activites	$60,352	$30,510
Cash flow from investing activites:
Pawn customer receivables	(8,691)	(9,243)
Short-term loan receivables	(2,891)	(3,577)
Purchases of property and equipment	(16,670)	(26,116)

Free cash flow	$32,100	$(8,426)

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the trailing twelve month period ended March 31, 2009 totaled $72,312,000, an increase of 14% compared to $63,589,000 for the trailing twelve month period ended March 31, 2008. The EBITDA margin (EBITDA as a percentage of revenue) for the twelve month period ended March 31, 2009 was 21%, compared to 22% for the comparable prior-year period.

EBITDA is commonly used by investors to assess a company's leverage capacity, liquidity and financial performance. EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles ("GAAP"), and the items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA should not be considered as an alternative to net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's condensed consolidated financial statements as an indicator of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures.

The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended March 31,

	2009	2008

Income from continuing operations	$38,585	$33,670
Adjustments:
Income taxes	22,755	19,341
Depreciation and amortization	10,295	10,223
Interest expense	764	431
Interest income	(87)	(76)

Earnings before interest, taxes, depreciation and amortization	$72,312	$63,589

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, earnings growth, income and losses related to discontinued operations, collections results, future tax benefits, expansion strategies, store openings, liquidity, cash flow, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, regulatory risks, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company's existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term/payday loan businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company's 2008 Annual Report on Form 10-K.

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

In both the U.S. and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and short-term loans, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the U.S. and Mexico) and in various local jurisdictions (in the U.S. and Mexico) to prohibit or restrict pawn loans, short-term loans, credit services and the related service charges. There are several instances of this type of legislation currently pending at federal, state and local levels in both the U.S. and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or short-term loans. Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2008 Annual Report on Form 10-K. There have been no material changes to the Company's exposure to market risks since December 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company's 2008 Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

In late April 2009, the World Health Organization acknowledged an outbreak of the H1N1 influenza, commonly referred to as the "Swine flu", with reported cases in Mexico and U.S., markets where the Company has significant operations. The Company does not anticipate that this reported outbreak will have a material effect on its operations or financial results; however, the Company has added the following risk factor related to future possible public health issues in general to the risk factors previously reported in the Company's 2008 Annual Report on Form 10-K.

The Company's business may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases such as the H1N1 influenza. In the event of such an outbreak, regulatory and/or public health officials could restrict store operating hours, product offerings and/or the number of customers allowed in a store at one time, which could adversely affect the Company's financial results. In addition, to the extent that the Company's customers become infected by such diseases, or feel uncomfortable visiting public locations due to a perceived risk of exposure to contagious diseases, the Company could experience a reduction in customer traffic which could adversely affect the Company's financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2009 through March 31, 2009, the Company did not issue any shares of unregistered common stock.

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock. In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock.

During the first quarter of 2009, the Company did not repurchase any shares of common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan.

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
Dated: May 6, 2009	FIRST CASH FINANCIAL SERVICES, INC.
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