Form 10-Q
period 2009-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2009-08-04
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or
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
☐ Yes ☒ No

As of July 31, 2009, there were 29,822,335 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,

	2009	2008	2008
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$22,206	$13,558	$29,006
Service charges receivable	8,321	7,428	7,173
Pawn receivables	52,685	45,588	44,170
Short-term loan receivables, net of allowance of $260,
$277 and $283, respectively	5,032	5,334	5,188
Inventories	30,748	28,755	28,738
Prepaid expenses and other current assets	4,108	4,796	7,393
Current assets of discontinued operations	8,570	39,400	9,189

Total current assets	131,670	144,859	130,857

Property and equipment, net	42,669	39,079	39,186
Goodwill, net	76,530	53,237	75,191
Other	1,491	1,300	1,191
Long-term assets of discontinued operations	13,330	59,582	18,918

Total assets	$265,690	$298,057	$265,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$4,612	$2,250	$7,048
Revolving credit facility	43,500	-	-
Accounts payable	1,799	1,081	2,280
Accrued liabilities	17,122	13,755	21,380
Income taxes payable	5,744	2,957	-
Current liabilities of discontinued operations	819	3,568	2,110

Total current liabilities	73,596	23,611	32,818

Revolving credit facility	-	63,400	68,500
Notes payable, net of current portion	7,067	2,813	9,389
Deferred income tax liabilities	1,328	9,753	186

Total liabilities	81,991	99,577	110,893

Stockholders' equity:
Preferred stock	-	-	-
Common stock	366	361	361
Additional paid-in capital	116,282	112,279	112,750
Retained earnings	171,112	183,252	148,319
Accumulated other comprehensive income (loss)	(6,649)	-	(9,568)
Common stock held in treasury	(97,412)	(97,412)	(97,412)

Total stockholders' equity	183,699	198,480	154,450

Total liabilities and stockholders' equity	$265,690	$298,057	$265,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Pawn merchandise sales	$50,470	$45,555	$100,101	$89,558
Pawn service fees	18,843	17,119	36,456	33,572
Short-term loan and credit services fees	14,088	15,251	28,511	30,902
Other	766	882	1,704	1,907

	84,167	78,807	166,772	155,939

Cost of revenue:
Cost of goods sold	30,023	25,942	58,581	50,686
Short-term loan and credit services loss provision	3,807	4,236	6,216	7,750
Other	75	76	130	184

	33,905	30,254	64,927	58,620

Net revenue	50,262	48,553	101,845	97,319

Expenses and other income:
Store operating expenses	25,079	24,056	50,694	47,829
Administrative expenses	7,597	7,478	15,683	13,918
Depreciation	2,483	2,585	4,961	5,224
Interest expense	192	161	428	426
Interest income	(7)	(12)	(57)	(30)

	35,344	34,268	71,709	67,367

Income from continuing operations before income taxes	14,918	14,285	30,136	29,952
Provision for income taxes	5,499	5,278	11,098	11,055

Income from continuing operations	9,419	9,007	19,038	18,897
Income (loss) from discontinued
operations, net of tax	2,131	(2,305)	3,755	(5,500)

Net income	$11,550	$6,702	$22,793	$13,397

Basic income per share:
Income from continuing operations	$0.32	$0.31	$0.65	$0.63
Income (loss) from discontinued operations	0.07	(0.08)	0.13	(0.18)

Net income per basic share	$0.39	$0.23	$0.78	$0.45

Diluted income per share:
Income from continuing operations	$0.31	$0.30	$0.63	$0.62
Income (loss) from discontinued operations	0.07	(0.07)	0.13	(0.18)

Net income per diluted share	$0.38	$0.23	$0.76	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income (Loss) (1)	Stock	Equity

	(unaudited, in thousands)

Balance at December 31, 2008	$361	$112,750	$148,319	$(9,568)	$(97,412)	$154,450
Exercise of stock options and
warrants, including income
tax benefit	5	3,363	-	-	-	3,368
Share-based compensation
expense	-	244	-	-	-	244
Distribution to joint venture	-	(75)	-	-	-	(75)
Comprehensive income	-	-	22,793	2,919	-	25,712

Balance at June 30, 2009	$366	$116,282	$171,112	$(6,649)	$(97,412)	$183,699

Balance at December 31, 2007	$359	$111,410	$169,855	$-	$(80,415)	$201,209
Exercise of stock options and
warrants, including income
tax benefit	2	986	-	-	-	988
Share-based compensation
expense	-	77	-	-	-	77
Distribution to joint venture	-	(194)	-	-	-	(194)
Comprehensive income	-	-	13,397	-	-	13,397
Repurchases of treasury stock	-	-	-	-	(16,997)	(16,997)

Balance at June 30, 2008	$361	$112,279	$183,252	$-	$(97,412)	$198,480

(1) The Company's accumulated other comprehensive income (loss) is comprised exclusively of foreign currency translation adjustments, net of taxes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,

	2009	2008
	(unaudited, in thousands)
Cash flow from operating activities:
Net income	$22,793	$13,397
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	5,814	6,131
Share-based compensation	244	77
Non-cash portion of credit loss provision	1,067	25,500
Changes in operating assets and liabilities:
Automotive finance receivables	4,624	(26,659)
Finance and service fees receivable	(1,009)	179
Inventories	(2,337)	1,134
Prepaid expenses and other assets	2,856	2,727
Accounts payable and accrued liabilities	(587)	(394)
Current and deferred income taxes	900	2,615

Net cash flow provided by operating activities	34,365	24,707

Cash flow from investing activities:
Pawn customer receivables	(6,612)	(5,547)
Short-term loan customer receivables	(780)	(587)
Purchases of property and equipment	(7,547)	(10,262)
Distribution to joint venture	(75)	(194)
Acquisitions of pawn stores	(429)	-

Net cash flows used in investing activities	(15,443)	(16,590)

Cash flow from financing activities:
Proceeds from debt	-	25,550
Payments of debt	(30,192)	(18,275)
Purchases of treasury stock	-	(16,997)
Proceeds from exercise of stock options and warrants	973	676
Income tax benefit from exercise of stock options and warrants	2,395	312

Net cash flow used in financing activities	(26,824)	(8,734)

Effect of exchange rates on cash	1,102	-

Change in cash and cash equivalents	(6,800)	(617)
Cash and cash equivalents at beginning of the period	29,006	14,175

Cash and cash equivalents at end of the period	$22,206	$13,558

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,039	$1,705

Income taxes	$2,434	$5,283

Supplemental disclosure of non-cash operating activity:
Automobile inventory acquired in repossession	$-	$1,285

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$36,003	$34,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company"), and its wholly-owned subsidiaries. In addition, the accompanying consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership that operates financial services kiosks inside convenience stores, in which the Company has a 50% ownership interest. Effective March 2009, the Company classified its Michigan short-term loan stores as discontinued operations. In addition, certain Texas short-term loan stores were classified as discontinued operations in both the first and second quarters of 2009 (see Note 3). Effective September 2008, the Company classified its Auto Master automotive business unit as a discontinued operation (see Note 3). All significant intercompany accounts and transactions have been eliminated.

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2008 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position Financial Accounting Standard 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 for its financial assets and financial liabilities on January 1, 2008. In accordance with FSP FAS 157-2, beginning January 1, 2009, the Company has applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material effect on the Company's financial position or results of operations and did not materially impact how the Company determines fair value (see Note 7).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option") and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company's consolidated financial position or results of operations (see Note 7).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations-Revised" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition in June 2009, as reported in Note 2, was accounted for in accordance with SFAS 141(R). The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near-term and long-term economic impact of expensing transaction costs up front.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This standard was effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material effect on the Company's financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue was effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company's financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company's financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS 165. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial position or results of operations. The Company has evaluated for subsequent events through July 31, 2009, the issuance date of the Company's financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company does not expect SFAS 167 to have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material effect on the Company's financial position or results of operations.

Note 2 - Acquisitions

Consistent with the Company's strategy to continue its expansion of pawn stores in selected U.S. markets, the Company acquired the pawn loans receivable, inventory and all other operating assets of two pawn stores, located in Dallas, Texas, for a total purchase price of $1,300,000, which was paid in cash. The results of operations for the acquired stores have been consolidated with the Company's results of operations since the acquisition on June 17, 2009. The excess purchase price over the estimated fair market value of the assets acquired has been recorded as goodwill in the preliminarily estimated amount of $428,000, which is expected to be deductible for tax purposes. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company's consolidated financial position or results of operations.

Consistent with the Company's strategy to continue its expansion into Mexico, the acquisition of 16 pawnshops located in Mexico from Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max") was completed in December 2008. The purchase price for all of the common stock of Presta Max was $25,000,000, consisting of a cash payment of $10,000,000 and $15,000,000 in short- and long-term notes payable to the selling shareholders of Presta Max. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the preliminarily estimated amount of $22,000,000, which is expected to be deductible for tax purposes. The results of operations of the acquired stores have been consolidated with the Company's results of operations since the acquisition on December 5, 2008. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company's consolidated financial position or results of operations.

Note 3 - Discontinued Operations

The Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a related services agreement, the purchaser is collecting the Company's outstanding Auto Master customer notes receivable, which are being reported by the Company as a discontinued asset. After-tax net income from the discontinued Auto Master operation during the second quarter was $2,488,000, or $0.08 per share, and year-to-date, income from Auto Master was $4,814,000, or $0.16 per share. These earnings reflect the excess of the amounts collected in the current year over anticipated collections based on the assumed liquidation fair value methodology utilized in the Company's write-down of these same assets. During the current quarter, the Company realized net cash collections of $6,155,000 on these accounts and recorded a pre-tax benefit of approximately $4,249,000 from these cash collections as compared to the estimated fair value of the receivables carried on the Company's books. Year-to-date, the Company realized net cash collections of $13,174,000 and a pre-tax benefit of approximately $8,550,000. Based on these first half results, the Company believes cash collections of these Auto Master receivables will generate additional positive results in the second half of 2009, although at a declining rate compared to the first half of the year, as the receivable balances are collected or written-off. At June 30, 2009, the remaining Auto Master gross customer receivables reflected as outstanding on the Company's books totaled approximately $37,185,000 which the Company is carrying at an estimated fair value of $5,580,000 of which $4,937,000 is classified as a component of current assets and $643,000 is classified as a component of non-current assets. Property held for sale is carried at a fair value of $3,045,000, which is classified as a component of current assets, while deferred tax assets of $12,687,000 were classified as a component of non-current assets.

Consistent with the Company's strategy of regularly evaluating individual store profitability and market trends, the Company has closed or is preparing to close certain underperforming short-term loan stores, primarily in Michigan, and a limited number in Texas. Accordingly, the Company anticipates completing the sale of eight short-term/payday loan stores in Michigan to another operator in the third quarter of 2009 and closing the remaining three stores in Michigan as well. In addition, five under-performing stores in Texas were closed during the first quarter of 2009 and four stores were closed during the second quarter of 2009. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations as of June 30, 2009. Associated with these store closings, the Company expects a total charge in 2009 to discontinued operations, net of tax, of $0.04 to $0.05 per share, of which $0.02, or $657,000, was previously recorded in the first quarter and $0.01, or $357,000, was recorded in the current quarter as a reduction against the $0.16 in year-to-date discontinued earnings from Auto Master. The carrying amounts of the major classes of assets for these discontinued operations at June 30, 2009 included customer receivables held for sale of $581,000, which was classified as a component of current assets. The carrying amounts of liabilities for these discontinued operations at June 30, 2009 were immaterial.

The Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007.

The following table summarizes the operating results of Auto Master and the short-term loan operations in the District of Columbia, Michigan and certain Texas stores, which have been reclassified as discontinued operations in the condensed consolidated statements of operations, for the three and six month periods ended June 30, 2009 and 2008 (unaudited, in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008
Revenue:
Auto Master	$8	$26,393	$131	$51,291
Michigan/Texas short-term loan stores	501	750	1,095	1,459
District of Columbia short-term loan stores	-	5	-	233

	$509	$27,148	$1,226	$52,983

Income from continuing operations	$9,419	$9,007	$19,038	$18,897
Income (loss) from discontinued operations,
before income tax:
Auto Master	3,937	(3,261)	7,618	(8,539)
Michigan/Texas short-term loan stores	(549)	(305)	(1,630)	(562)
District of Columbia short-term loan stores	-	(87)	-	385

	3,388	(3,653)	5,988	(8,716)
Income tax (expense) benefit from discontinued
operations:
Auto Master	(1,449)	1,203	(2,804)	3,151
Michigan/Texas short-term loan stores	192	113	571	207
District of Columbia short-term loan stores	-	32	-	(142)

	(1,257)	1,348	(2,233)	3,216

Income (loss) from discontinued operations,
net of tax	2,131	(2,305)	3,755	(5,500)

Net income	$11,550	$6,702	$22,793	$13,397

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$9,419	$9,007	$19,038	$18,897

Income (loss) from discontinued operations	2,131	(2,305)	3,755	(5,500)

Net income for calculating basic and diluted
earnings per share	$11,550	$6,702	$22,793	$13,397

Denominator:
Weighted-average common shares for calculating
basic earnings per share	29,338	29,233	29,298	29,910
Effect of dilutive securities:
Stock options, warrants and restricted stock	779	604	713	561

Weighted-average common shares for calculating
diluted earnings per share	30,117	29,837	30,011	30,471

Basic earnings per share:
Income from continuing operations	$0.32	$0.31	$0.65	$0.63
Income (loss) from discontinued operations	0.07	(0.08)	0.13	(0.18)

Net income per basic share	$0.39	$0.23	$0.78	$0.45

Diluted earnings per share:
Income from continuing operations	$0.31	$0.30	$0.63	$0.62
Income (loss) from discontinued operations	0.07	(0.07)	0.13	(0.18)

Net income per diluted share	$0.38	$0.23	$0.76	$0.44

Note 5 - Revenue, Cost of Revenue and Customer Receivables

The following table details the major components of revenue and cost of revenue from continuing operations for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008
Revenue:
Pawn retail merchandise sales	$34,055	$29,920	$67,768	$58,734
Pawn scrap jewelry sales	16,415	15,635	32,333	30,824
Pawn service fees	18,843	17,119	36,456	33,572
Short-term loan and credit services fees	14,088	15,251	28,511	30,902
Other	766	882	1,704	1,907

	84,167	78,807	166,772	155,939

Cost of revenue:
Cost of goods sold - pawn retail merchandise	19,524	16,255	38,712	32,057
Cost of goods sold - pawn scrap jewelry	10,499	9,687	19,869	18,629
Short-term loan and credit services loss provision	3,807	4,236	6,216	7,750
Other	75	76	130	184

	33,905	30,254	64,927	58,620

Net revenue	$50,262	$48,553	$101,845	$97,319

The following table details selected assets from continuing operations as of June 30, 2009 and June 30, 2008 (unaudited, in thousands):
	Balance at June 30,

	2009	2008
Customer receivables:
Pawn receivables	$52,685	$45,588
Short-term loan receivables	5,292	5,611

	57,977	51,199
CSO short-term loans held by independent third-party (1)	11,546	12,289
Allowance for doubtful accounts	(896)	(935)

	$68,627	$62,553

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

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of June 30, 2009 was $12,870,000 compared to $13,957,000 at June 30, 2008. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 7 - Fair Value Measurements

The Company adopted the provisions of SFAS 157 on January 1, 2008 for financial assets and liabilities, and, as a result of FSP FAS 157-2, January 1, 2009 for nonfinancial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. In accordance with the provisions of SFAS 144, Auto Master customer notes receivable were written down to their estimated fair value at September 30, 2008, resulting in an impairment charge of $49,134,000, before income tax benefit, which was included in discontinued operations for fiscal 2008. The fair value of the customer receivables was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flows from the collections and/or sale of these receivables. As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company's financial instruments by SFAS 157 pricing levels as of June 30, 2009 (unaudited, in thousands):
Fair Value Measurements Using

Quoted
Prices In
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable	Total
	Balance at	Assets	Inputs	Inputs	Gains
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Automotive finance receivables	$5,580	$-	$-	$5,580	$-

The following table summarizes the changes in the fair value of the Company's level 3 assets for the six months ended June 30, 2009 (unaudited, in thousands):

Level 3 Assets
Automotive Finance Receivables

Balance at December 31, 2008	$10,204
Net cash collections	(13,174)
Adjustments for realized gains from collections	8,550

Balance at June 30, 2009	$5,580

Note 8 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2005, with the exception of three states. With respect to Mexico, the years prior to 2003 are closed to examination. The Company was notified by the Internal Revenue Service ("IRS") in April of 2009 that its U.S. federal income tax returns for the years ended December 31, 2006 and 2007 are being examined.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations generated 82% of the Company's revenue from continuing operations during the second quarter of 2009. The Company derived approximately 18% of revenue from continuing operations from its short-term consumer loan operations during the second quarter of 2009, which are primarily payday advance and credit services products.

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

OPERATIONS AND LOCATIONS

As of June 30, 2009, the Company had 539 locations in eleven U.S. states and 18 states in Mexico, which represents a net store-count increase of 18% over the past twelve months. A total of 18 new store locations were added during the second quarter of 2009. The following table details store counts for the three and six months ended June 30, 2009:
			Mexico
	U.S. Locations		Locations

			Pawn/
		Short-Term	Short-Term
	Pawn	Loan	Loan	Total
	Stores	Stores	Stores	Locations

Three Months Ended June 30, 2009
Total locations, beginning of period	94	147	284	525
New locations opened	1	-	15	16
Locations acquired	2	-	-	2
Discontinued short-term loan operations	-	(4)	-	(4)

Total locations, end of period	97	143	299	539

Six Months Ended June 30, 2009
Total locations, beginning of period	94	162	269	525
New locations opened	1	3	30	34
Locations acquired	2	-	-	2
Locations closed or consolidated	-	(1)	-	(1)
Discontinued short-term loan operations	-	(21)	-	(21)

Total locations, end of period	97	143	299	539

For the three and six months ended June 30, 2009, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table.

At June 30, 2009, the Company's credit services operations also include an internet distribution channel for customers in the states of Maryland and Texas.

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

The Company's management reviews and analyzes certain operating results in Mexico on a constant currency basis as the Company believes this better represents the Company's underlying business trends. See additional discussion regarding the use of constant currency basis operating results in the section titled "Non-GAAP Financial Information."

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

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2009, Compared To The Three Months Ended June 30, 2008

The following table details the components of revenue for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company's management reviews and analyzes business results in a constant currency because the Company believes this better represents the Company's underlying business trends.
					Increase/
	Three Months Ended				(Decrease)
	June 30,				Constant
					Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic revenue:
Pawn retail merchandise sales	$15,042	$14,915	$127	1%	1%
Pawn scrap jewelry sales	6,556	5,861	695	12%	12%
Pawn service fees	8,471	8,044	427	5%	5%
Short-term loan and credit services fees	13,212	14,620	(1,408)	(10)%	(10)%
Other	736	882	(146)	(17)%	(17)%

	44,017	44,322	(305)	(1)%	(1)%

Foreign revenue:
Pawn retail merchandise sales	19,013	15,005	4,008	27%	48%
Pawn scrap jewelry sales	9,859	9,774	85	1%	1%
Pawn service fees	10,372	9,075	1,297	14%	34%
Short-term loan and credit services fees	876	631	245	39%	61%
Other	30	-	30	-	-

	40,150	34,485	5,665	16%	31%

Total revenue:
Pawn retail merchandise sales	34,055	29,920	4,135	14%	25%
Pawn scrap jewelry sales	16,415	15,635	780	5%	5%
Pawn service fees	18,843	17,119	1,724	10%	20%
Short-term loan and credit services fees	14,088	15,251	(1,163)	(8)%	(7)%
Other	766	882	(116)	(13)%	(12)%

	$84,167	$78,807	$5,360	7%	13%

The following table details pawn receivables, short-term loan receivables, and active CSO loans outstanding from an independent third-party lender as of June 30, 2009, as compared to June 30, 2008 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.
					Increase/
					(Decrease)
	Balance at June 30,				Constant
					Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic customer receivables and CSO loans outstanding:
Pawn receivables	$28,056	$24,785	$3,271	13%	13%
Short-term loan receivables, net of allowance	4,197	4,707	(510)	(11)%	(11)%
CSO short-term loans held by independent
third-party (1)	10,910	11,631	(721)	(6)%	(6)%

	43,163	41,123	2,040	5%	5%

Foreign customer receivables:
Pawn receivables	24,629	20,803	3,826	18%	38%
Short-term loan receivables, net of allowance	835	627	208	33%	57%

	25,464	21,430	4,034	19%	39%

Total customer receivables and CSO loans outstanding:
Pawn receivables	52,685	45,588	7,097	16%	25%
Short-term loan receivables, net of allowance	5,032	5,334	(302)	(6)%	(3)%
CSO short-term loans held by independent
third-party (1)	10,910	11,631	(721)	(6)%	(6)%

	$68,627	$62,553	$6,074	10%	18%

(1)   CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn & Short-Term Loan Operations

The average value of the Mexican peso to the U.S. dollar decreased from 10.4 to 1 in the second quarter of 2008 to 13.3 to 1 in the second quarter of 2009. As a result, the translated revenue results of the Mexican operations into U.S. dollars were diminished by this currency rate fluctuation, especially in the Company's interior (off-border) stores where the majority of transactions are conducted in pesos. However, while the weakening of the Mexican peso negatively affected the translated dollar-value of peso-denominated revenue from Mexico stores located in the interior of the country, the Company benefited from the translation of peso-denominated expenses across all stores in Mexico, in the form of lower reported expenses on a U.S. dollar basis. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on second quarter net income and earnings per share was minimal.

The overall increase in year-over-year revenue from the pawn and short-term loan operations was due to a combination of significant same-store pawn revenue growth and the opening of new pawn stores, partially offset by declining U.S. short-term loan revenue. Same-store revenue in the pawn stores (stores that were in operation during all of the second quarter of both 2008 and 2009) increased by 4% on a constant currency basis for the second quarter of 2009. In Mexico, same-store sales increased by 5% on a constant currency basis, while same-store sales in the Company's U.S. pawn stores, which have a mature store base, increased by 2%. Same-store sales declined by 12% in the Company's U.S. short-term/payday loan stores, as a result of increased competition and slowing customer demand. Revenue generated by the new pawn and short-term loan stores opened since April 1, 2008 increased by $9,706,000 on a constant currency basis, compared to the same quarter last year. The revenue growth from Mexico is reflective of continued significant expansion in Mexico, where the Company has concentrated the majority of its store openings over the past several years.

Combined pawn retail and scrap jewelry sales increased by 11% for the quarter, with Mexico stores recording 30% growth on a constant currency basis, and U.S. stores 4% growth. The 5% increase in pawn scrap jewelry sales during the second quarter of 2009 was primarily due to a 1% increase in the quantity of scrap jewelry sold and a 4% increase in the weighted-average selling price of scrap gold. The total volume of gold scrap jewelry sold in the second quarter of 2009 was 16,900 ounces at an average cost of $600 per ounce and an average selling price of $938 per ounce.

Pawn receivables grew by 13% in the U.S., which has a mature store base, while in Mexico, pawn receivables grew by 38% on a constant currency basis. The 10% increase in pawn service charge revenue (20% on a constant currency basis) was consistent with the increase in pawn loan activity, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services decreased 8% compared to the second quarter of 2008, which was reflective of a decline in outstanding U.S. short-term loans and CSO loans. The Company attributes the decline to weakened consumer demand for short-term/payday loan products and increased competition.

The gross profit margin on pawn merchandise sales was 41% during the second quarter of 2009, compared to 43% during the second quarter of 2008. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 43% during the second quarter of 2009, compared to 46% in the second quarter of 2008. Gross margin on sales of scrap jewelry was 36% during the second quarter of 2009, compared to 38% in the second quarter of 2008. The slight decrease in retail margins was reflective of a general weakness in the consumer retailing environment. Pawn inventories increased over the prior year by 7%, which was reflective of growth in pawn receivable balances, especially in Mexico. At June 30, 2009, the Company's pawn inventories were comprised of 47% gold jewelry, 34% electronics, 8% tools and 11% other.

The Company's short-term loan and credit services loss provision was 27% of short-term loan and credit services fee revenue during the second quarter of 2009, compared to 28% in the second quarter of 2008. This improvement in the credit loss provision reflected the maturation of existing stores and fewer new store openings. During the second quarter of 2009, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for proceeds of $102,000. The Company did not sell bad debt portfolios in the prior-year period.

Pawn and short-term loan store operating expenses increased 4% to $25,079,000 during the second quarter of 2009 compared to $24,056,000 during the second quarter of 2008, primarily as a result of the net addition of 96 new pawn and short-term loan stores since April 1, 2008, which is a 22% increase in the store count. Operating expenses increased approximately 15% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current-year quarter was $23,048,000, which equates to a store-level operating margin of 27%, compared to 28% in 2008.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 2% to $7,597,000 during the second quarter of 2009 compared to $7,478,000 during the second quarter of 2008, which reflected increased general management and supervisory compensation expenses, which was partially offset by the impact of the currency fluctuation on administrative expenses in Mexico.

Interest expense increased to $192,000 in the second quarter of 2009, compared to $161,000 for the second quarter of 2008.

For the second quarter of 2009 and 2008, the Company's effective federal income tax rates of 36.9% differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes.

Income from continuing operations increased by 5% to $9,419,000 during the second quarter of 2009 compared to $9,007,000 during the second quarter of 2008. Including the results from the discontinued operations of Auto Master and the Washington, D.C., Michigan, and Texas short-term loan stores, net income was $11,550,000 during the second quarter of 2009, compared to net income of $6,702,000 during the second quarter of 2008.

Six Months Ended June 30, 2009, Compared To The Six Months Ended June 30, 2008

The following table details the components of revenue for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company's management reviews and analyzes business results in a constant currency because the Company believes this better represents the Company's underlying business trends.
					Increase/
	Six Months Ended				(Decrease)
	June 30,				Constant
					Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic revenue:
Pawn retail merchandise sales	$32,128	$31,639	$489	2%	2%
Pawn scrap jewelry sales	13,337	12,469	868	7%	7%
Pawn service fees	17,173	16,463	710	4%	4%
Short-term loan and credit services fees	26,824	29,795	(2,971)	(10)%	(10)%
Other	1,650	1,907	(257)	(13)%	(13)%

	91,112	92,273	(1,161)	(1)%	(1)%

Foreign revenue:
Pawn retail merchandise sales	35,640	27,095	8,545	32%	56%
Pawn scrap jewelry sales	18,996	18,355	641	3%	3%
Pawn service fees	19,283	17,109	2,174	13%	33%
Short-term loan and credit services fees	1,687	1,107	580	52%	78%
Other	54	-	54	-	-

	75,660	63,666	11,994	19%	35%

Total revenue:
Pawn retail merchandise sales	67,768	58,734	9,034	15%	26%
Pawn scrap jewelry sales	32,333	30,824	1,509	5%	5%
Pawn service fees	36,456	33,572	2,884	9%	17%
Short-term loan and credit services fees	28,511	30,902	(2,391)	(8)%	(7)%
Other	1,704	1,907	(203)	(11)%	(10)%

	$166,772	$155,939	$10,833	7%	14%

Pawn & Short-Term Loan Operations

The average value of the Mexican peso to the U.S. dollar decreased from 10.6 to 1 in the first half of 2008 to 13.9 to 1 in the first half of 2009. As a result, the translated revenue results of the Mexican operations into U.S. dollars were diminished by this currency rate fluctuation, especially in the Company's interior (off-border) stores where the majority of transactions are conducted in pesos. However, while the weakening of the Mexican peso negatively affected the translated dollar-value of peso-denominated revenue from Mexico stores located in the interior of the country, the Company benefited from the translation of peso-denominated expenses across all stores in Mexico, in the form of lower reported expenses on a U.S. dollar basis. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was minimal.

The overall increase in year-over-year revenue from the pawn and short-term loan operations was due to a combination of same-store pawn revenue growth and the opening of new pawn stores, partially offset by declining U.S. short-term loan revenue. Same-store revenue in the pawn stores (stores that were in operation during all of the first six months of both 2008 and 2009) increased by 5% on a constant currency basis for the six months ended June 30, 2009. In Mexico, same-store sales increased by 8% on a constant currency basis, while same-store sales in the Company's U.S. pawn stores, which have a mature store base, increased by 2%. Same-store sales declined by 16% in the Company's U.S. short-term/payday loan stores, as a result of increased competition and slowing customer demand. Revenue generated by the new pawn and short-term loan stores opened since January 1, 2008 increased by $18,332,000 on a constant currency basis, compared to the same period last year. The revenue growth from Mexico is reflective of continued significant expansion in Mexico, where the Company has concentrated the majority of its store openings over the past several years.

Combined pawn retail and scrap jewelry sales increased by 12% for the first six months of 2009, with Mexico stores recording 35% growth on a constant currency basis, and U.S. stores 3% growth. The 5% increase in pawn scrap jewelry sales during the first six months of 2009 was primarily due to a 2% increase in the quantity of scrap jewelry sold and a 3% increase in the weighted-average selling price of scrap gold. The total volume of gold scrap jewelry sold during the first six months of 2009 was 33,500 ounces at an average cost of $597 per ounce and an average selling price of $930 per ounce.

Pawn receivables grew by 13% in the U.S., which has a mature store base, while in Mexico, pawn receivables grew by 38% on a constant currency basis. The 9% increase in pawn service charge revenue (17% on a constant currency basis) was consistent with the increase in pawn loan activity, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services decreased 8% compared to the first six months of 2008, which was reflective of a decline in outstanding U.S. short-term loans and CSO loans. The Company attributes the decline to weakened consumer demand for short-term/payday loan products and increased competition.

The gross profit margin on pawn merchandise sales was 41% during the first six months of 2009, compared to 43% during the first six months of 2008. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 43% during the first six months of 2009, compared to 45% during the same period last year. Gross margin on sales of scrap jewelry was 39% during the first six months of 2009, compared to 40% during 2008. The slight decrease in retail margins was reflective of a general weakness in the consumer retailing environment. Pawn inventories increased over the prior year by 7%, which was reflective of growth in pawn receivable balances, especially in Mexico. At June 30, 2009, the Company's pawn inventories were comprised of 47% gold jewelry, 34% electronics, 8% tools and 11% other.

The Company's short-term loan and credit services loss provision was 22% of short-term loan and credit services fee revenue during the first six months of 2009, compared to 25% during the first six months of 2008. The significant improvement in the credit loss provision reflected the maturation of existing stores and fewer new store openings. During the first six months of 2009, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for proceeds of $102,000, compared to $196,000 in the prior-year period.

Pawn and short-term loan store operating expenses increased 6% to $50,694,000 during the first six months of 2009 compared to $47,829,000 during the first six months of 2008, primarily as a result of the net addition of 99 new pawn and short-term loan stores since January 1, 2008, which is a 23% increase in the store count. Operating expenses increased approximately 17% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current-year period was $46,890,000, which equates to a store-level operating margin of 28%, compared to 29% in 2008.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 13% to $15,683,000 during the first half of 2009 compared to $13,918,000 during the first half of 2008, which reflected increased general management and supervisory compensation expenses, which was partially offset by the impact of the currency fluctuation on administrative expenses in Mexico.

Interest expense increased to $428,000 during the first half of 2009, compared to $426,000 for the first half of 2008.

For the first six months of 2009 and 2008, the Company's effective federal income tax rates of 36.8% and 36.9%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes.

Income from continuing operations increased by 1% to $19,038,000 during the first six months of 2009 compared to $18,897,000 during the first six months of 2008. Including the results from the discontinued operations of Auto Master and the Washington, D.C., Michigan, and Texas short-term loan stores, net income was $22,793,000 during the first six months of 2009, compared to net income of $13,397,000 during the first six months of 2008.

Discontinued Operations

After-tax net income from the discontinued Auto Master operation during the second quarter was $2,488,000, or $0.08 per share, and year-to-date, income from Auto Master was $4,814,000, or $0.16 per share. As previously reported, the Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a related services agreement, the purchaser is collecting the Company's outstanding Auto Master customer notes receivable, which are being reported by the Company as a discontinued asset. The earnings per share of $0.08 realized in the current quarter, and $0.16 year-to-date, reflect the excess of the amounts collected in the current year over anticipated collections based on the assumed liquidation fair value methodology utilized in the Company's write-down of these same assets. During the current quarter, the Company realized net cash collections of $6,155,000 on these accounts and recorded a pre-tax benefit of approximately $4,249,000 from these cash collections as compared to the estimated fair value of the receivables carried on the Company's books. Year-to-date, the Company realized net cash collections of $13,174,000 and a pre-tax benefit of approximately $8,550,000. Based on these first half results, the Company believes cash collections of these Auto Master receivables will generate additional positive results in the second half of 2009, although at a declining rate compared to the first half of the year, as the receivable balances are collected or written-off. At June 30, 2009, the remaining Auto Master gross customer receivables reflected as outstanding on the Company's books totaled approximately $37,185,000, which the Company is carrying at an estimated fair value of $5,580,000 in accordance with generally accepted accounting principles. Any amounts collected in excess of this number will be reflected in future quarters as additional income from discontinued operations.

The Company elected to discontinue its short-term loan operations in Michigan effective March 2009. In addition, certain Texas short-term loan stores were classified as discontinued operations in both the first and second quarters of 2009. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations. As a result of the decision to discontinue the Michigan and certain Texas store operations, the Company expects a total charge in 2009 to discontinued operations, net of tax, of $0.04 to $0.05 per share, of which $0.02, or $657,000, was previously recorded in the first quarter and $0.01, or $357,000, was recorded in the current quarter as a reduction against the $0.16 in year-to-date discontinued earnings from Auto Master.

The Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company's primary sources of liquidity were $22,206,000 in cash and cash equivalents, $66,038,000 in receivables, $30,748,000 in inventories, $5,518,000 in receivables of discontinued operations (primarily Auto Master) and $46,500,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $58,074,000 as of June 30, 2009, and total equity exceeded liabilities by a ratio of 2 to 1.

The Company has $90,000,000 available under its Credit Facility which matures in April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.32% at June 30, 2009 and approximately 0.28% at July 31, 2009) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before interest, income taxes, depreciation and amortization for the trailing twelve months. At June 30, 2009, the Company had $43,500,000 outstanding under the Credit Facility and $46,500,000 available for borrowings. The Company utilized operating cash flows to reduce the amount outstanding on the Credit Facility by $25,000,000 during the first six months of 2009. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of July 31, 2009. The Company believes it has the capacity to borrow the full amount available under the Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility. The Company intends to seek a renewal/extension of the Credit Facility when it matures in April 2010 and the Company intends to reduce the amount outstanding prior to maturity.

At June 30, 2009, the Company had notes payable to individuals arising from the Presta Max acquisition which totaled $8,867,000 in aggregate and bear interest at 5.5% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $8,867,000 in notes payable, $2,362,000 is classified as a current liability and $6,505,000 is classified as long-term debt.

At June 30, 2009, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $2,812,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. Of the $2,812,000 in notes payable, $2,250,000 is classified as a current liability and $562,000 is classified as long-term debt.

The following table sets forth certain historical information with respect to the Company's sources and uses of cash:
	Six Months Ended June 30,

	2009	2008
	(unaudited, in thousands)
Cash flow from operating activities:
Net income	$22,793	$13,397
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	5,814	6,131
Share-based compensation	244	77
Non-cash portion of credit loss provision	1,067	25,500
Changes in operating assets and liabilities:
Automotive finance receivables	4,624	(26,659)
Finance and service fees receivable	(1,009)	179
Inventories	(2,337)	1,134
Prepaid expenses and other assets	2,856	2,727
Accounts payable and accrued liabilities	(587)	(394)
Current and deferred income taxes	900	2,615

Net cash flow provided by operating activities	34,365	24,707

Cash flow from investing activities:
Pawn customer receivables	(6,612)	(5,547)
Short-term loan customer receivables	(780)	(587)
Purchases of property and equipment	(7,547)	(10,262)
Distribution to joint venture	(75)	(194)
Acquisitions of pawn stores	(429)	-

Net cash flows used in investing activities	(15,443)	(16,590)

Cash flow from financing activities:
Proceeds from debt	-	25,550
Payments of debt	(30,192)	(18,275)
Purchases of treasury stock	-	(16,997)
Proceeds from exercise of stock options and warrants	973	676
Income tax benefit from exercise of stock options and warrants	2,395	312

Net cash flow used in financing activities	(26,824)	(8,734)

Effect of exchange rates on cash	1,102	-

Change in cash and cash equivalents	(6,800)	(617)
Cash and cash equivalents at beginning of the period	29,006	14,175

Cash and cash equivalents at end of the period	$22,206	$13,558

The profitability and liquidity of the Company is affected by the amount of customer receivables outstanding and related collections of such receivables. In general, revenue growth is dependent upon the Company's ability to fund growth of customer receivable balances and inventories and the ability to absorb related credit losses.   In addition to these factors, merchandise sales, inventory levels and the pace of store expansions affect the Company's liquidity.

Approximately $13,174,000 of operating cash flows in the first half of 2009 were derived from the collection of Auto Master notes receivable, a discontinued operation more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements. The Company expects to receive additional collections from Auto Master notes receivable in the remaining quarters of 2009, although at a declining rate compared to the current quarter, as the receivable balances are collected or written-off.

During the period from January 1, 2009 through June 30, 2009, the Company issued 162,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $1,031,000 (including income tax benefit). During the period from January 1, 2009 through June 30, 2009, the Company issued 312,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $2,337,000 (including income tax benefit).

The Company intends to continue expansion primarily through new store openings. The Company opened 34 new stores in the first six months of 2009 and plans to continue its new store expansion program in 2009, with a total of approximately 55 to 60 new stores anticipated for opening. These stores will primarily be pawn stores in Mexico and a limited number of new pawn stores in the U.S. The Company does not anticipate opening any new U.S. short-term loan stores in the remaining quarters of 2009 or thereafter. The majority of capital expenditures, working capital requirements and start-up losses related to this expansion are expected to be funded through future operating cash flows and the Credit Facility. The Company funded $7,547,000 in capital expenditures during the first six months of 2009, related primarily to new store locations, and expects to spend similar amounts in the second half of 2009. While the Company continually looks for, and is presented with potential acquisition opportunities, the Company currently has no definitive plans or commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the second quarter of 2009, the Company did not repurchase any shares of common stock. During the second quarter of 2008, the Company repurchased 288,000 shares of common stock at an aggregate cost of $3,345,000.

Non-GAAP Financial Information

The Company uses certain financial calculations, such as free cash flow, EBITDA and constant currency, which are not considered measures of financial performance under U.S. generally accepted accounting principles ("GAAP"). Items excluded from the calculation of free cash flow and EBITDA are significant components in understanding and assessing the Company's financial performance. Since free cash flow and EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying calculations, free cash flow and EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Free cash flow and EBITDA should not be considered as alternatives to net income, cash flow provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's consolidated financial statements as indicators of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures.

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from the operating activities of continuing and discontinued operations reduced by purchases of property and equipment and net cash outflow from pawn and short-term/payday loan customer receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company's ability to generate cash flow from business operations and the impact that this cash flow has on the Company's liquidity. The following table reconciles "net cash flow from operating activities" to "free cash flow" (unaudited, in thousands):
	Trailing Twelve Months Ended June 30,

	2009	2008

Cash flow from operating activites	$67,207	$36,709
Cash flow from investing activites:
Pawn customer receivables	(8,143)	(9,303)
Short-term loan receivables	(3,335)	(2,190)
Purchases of property and equipment	(17,485)	(20,734)

Free cash flow	$38,244	$4,482

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company's leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended June 30,

	2009	2008

Income from continuing operations	$39,185	$36,470
Adjustments:
Income taxes	23,084	21,014
Depreciation and amortization	10,128	10,205
Interest expense	795	730
Interest income	(82)	(70)

Earnings before interest, taxes, depreciation and amortization	$73,110	$68,349

Constant Currency

Certain performance metrics discussed in this release are presented on a "constant currency" basis, which may be considered a non-GAAP financial measurement of financial performance under GAAP. The Company's management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the closing exchange rate at the end of the applicable prior year period (June 30, 2008) of 10.3 to 1 was used, compared to the current end of period (June 30, 2009) exchange rate of 13.2 to 1. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended June 30, 2008 was 10.4 to 1, compared to the current quarter rate of 13.3 to 1. The average exchange rate for the prior-year six-month period ended June 30, 2008 was 10.6 to 1, compared to the current year-to-date rate of 13.9 to 1.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "targets," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, earnings growth, income and losses related to discontinued operations, collections results, future tax benefits, expansion strategies, store openings, liquidity, cash flow, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, regulatory risks, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company's existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term/payday loan businesses, credit services organizations, pawn businesses and buy-here/pay-here automotive businesses in both the U.S. and Mexico, unforeseen litigation, changes in interest rates, changes in tax rates or policies, changes in gold prices, changes in energy prices, changes in used-vehicle prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company's 2008 Annual Report on Form 10-K.

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

In both the U.S. and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and short-term loans, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the U.S. and Mexico) and in various local jurisdictions (in the U.S. and Mexico) to prohibit or restrict pawn loans, short-term loans, credit services and the related service charges. There are several instances of this type of legislation currently pending at federal, state and local levels in both the U.S. and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or short-term loans. Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Subsequent to the filing of the Form 10-K, legislation affecting the short-term/payday loan products in the states of Washington and South Carolina has been enacted. When this legislation becomes effective in late 2009 and/or 2010, it is likely to further restrict consumer access to short-term/payday loan products, which would have a negative impact on the Company's short-term loan revenue in these markets. For the trailing twelve months ended June 30, 2009, the Company realized pre-tax store-level net income related to short-term/payday loan products in these states of approximately $340,000, which the Company does not consider to be significant.

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

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

In late April 2009, the World Health Organization acknowledged an outbreak of the H1N1 influenza, commonly referred to as the "Swine Flu," with reported cases in Mexico and the U.S., markets where the Company has significant operations. This initial outbreak did not have a material effect on the Company's operations or financial results; however, the Company has added the following risk factor related to future possible Swine Flu outbreaks and public health issues, in general, to the risk factors previously reported in the Company's 2008 Annual Report on Form 10-K.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from April 1, 2009 through June 30, 2009, the Company issued 312,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $2,337,000 (including income tax benefit). In addition, during the period from April 1, 2009 through June 30, 2009, the Company issued 162,000 shares of common stock relating to the exercise of outstanding stock options from shareholder-approved plans for an aggregate exercise price of $1,031,000 (including income tax benefits).

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

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock. In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. During the second quarter of 2009, the Company did not repurchase any shares of common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 22, 2009, the Company held the annual meeting of its stockholders.  Of the 29,258,335 issued and outstanding common shares entitled to vote at the meeting, 27,038,192 of the common shares voted in person or by proxy.  The shareholders voted affirmatively on the following two proposals:
1.	The stockholders ratified the election of two directors for a term of three years:

		FOR	%	WITHHELD	%
	Rick L. Wessel	26,460,595	97.9	577,597	2.1
	Richard T. Burke	24,668,244	91.2	2,369,948	8.8

The other directors with remaining terms are Mr. Neil Irwin and Ms. Tara MacMahon, who will continue to serve on the Board of Directors until the annual meeting in 2010, and Mr. Phillip E. Powell, who will continue to serve until the annual meeting in 2011.

2.	The stockholders ratified the selection of Hein & Associates LLP as independent auditors of the Company for the year ended December 31, 2009:

		FOR	%	AGAINST	%	ABSTAIN	%
		26,980,701	99.8	23,003	-	34,487	-

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
Dated: July 31, 2009	FIRST CASH FINANCIAL SERVICES, INC.
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