Form 10-Q
period 2009-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2009-11-06
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or
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
☐ Yes ☒ No

As of November 4, 2009, there were 29,830,735 shares of common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,

	2009	2008	2008
	(unaudited)

	(in thousands)
ASSETS
Cash and cash equivalents	$18,552	$15,309	$29,006
Service charges receivable	9,214	8,205	7,173
Pawn receivables	59,585	50,182	44,170
Short-term loan receivables, net of allowance of $286, $283 and
$283, respectively	5,412	5,538	5,188
Inventories	38,410	33,781	28,738
Deferred tax assets	482	28,528	482
Prepaid expenses and other current assets	6,181	5,435	6,911
Current assets of discontinued operations	4,319	13,715	6,727

Total current assets	142,155	160,693	128,395

Property and equipment, net	45,999	42,831	41,648
Goodwill and intangible assets, net	75,986	53,237	75,191
Other	1,428	1,371	1,191
Long-term assets of discontinued operations	12,968	8,129	18,918

Total assets	$278,536	$266,261	$265,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$4,655	$2,250	$7,048
Revolving credit facility	43,000	-	-
Accounts payable	1,914	2,874	2,280
Accrued liabilities	17,381	12,455	21,380
Income taxes payable	9,030	6,195	-
Current liabilities of discontinued operations	562	5,998	2,110

Total current liabilities	76,542	29,772	32,818

Revolving credit facility	-	73,500	68,500
Notes payable, net of current portion	5,919	2,250	9,389
Deferred income tax liabilities	999	8,336	186

Total liabilities	83,460	113,858	110,893

Stockholders' equity:
Preferred stock	-	-	-
Common stock	367	361	361
Additional paid-in capital	117,378	112,609	112,750
Retained earnings	183,086	136,845	148,319
Accumulated other comprehensive income (loss)	(8,343)	-	(9,568)
Common stock held in treasury	(97,412)	(97,412)	(97,412)

Total stockholders' equity	195,076	152,403	154,450

Total liabilities and stockholders' equity	$278,536	$266,261	$265,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Pawn merchandise sales	$56,097	$47,814	$156,198	$137,372
Pawn service fees	21,797	18,565	58,253	52,137
Short-term loan and credit services fees	16,007	16,582	44,518	47,484
Other	745	832	2,449	2,739

	94,646	83,793	261,418	239,732

Cost of revenue:
Cost of goods sold	34,313	27,795	92,894	78,481
Short-term loan and credit services loss provision	4,806	4,970	11,022	12,720
Other	62	107	192	291

	39,181	32,872	104,108	91,492

Net revenue	55,465	50,921	157,310	148,240

Expenses and other income:
Store operating expenses	26,776	26,794	77,470	74,623
Administrative expenses	9,059	7,647	24,742	21,565
Depreciation and amortization	2,581	2,590	7,542	7,814
Interest expense	174	82	602	508
Interest income	(3)	(9)	(60)	(39)

	38,587	37,104	110,296	104,471

Income from continuing operations before income taxes	16,878	13,817	47,014	43,769
Provision for income taxes	6,268	5,088	17,366	16,143

Income from continuing operations	10,610	8,729	29,648	27,626

Income (loss) from discontinued
operations, net of tax	1,364	(55,136)	5,119	(60,636)

Net income (loss)	$11,974	$(46,407)	$34,767	$(33,010)

Basic income per share:
Income from continuing operations	$0.36	$0.30	$1.01	$0.93
Income (loss) from discontinued operations	0.04	(1.89)	0.17	(2.04)

Net income (loss) per basic share	$0.40	$(1.59)	$1.18	$(1.11)

Diluted income per share:
Income from continuing operations	$0.35	$0.29	$0.98	$0.91
Income (loss) from discontinued operations	0.04	(1.83)	0.17	(2.00)

Net income (loss) per diluted share	$0.39	$(1.54)	$1.15	$(1.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income (Loss) (1)	Stock	Equity

	(unaudited, in thousands)

Balance at December 31, 2008	$361	$112,750	$148,319	$(9,568)	$(97,412)	$154,450
Exercise of stock options and
warrants, including income
tax benefit	6	4,408	-	-	-	4,414
Share-based compensation
expense	-	295	-	-	-	295
Distribution to joint venture	-	(75)	-	-	-	(75)
Comprehensive income	-	-	34,767	1,225	-	35,992

Balance at September 30, 2009	$367	$117,378	$183,086	$(8,343)	$(97,412)	$195,076

Balance at December 31, 2007	$359	$111,410	$169,855	$-	$(80,415)	$201,209
Exercise of stock options and
warrants, including income
tax benefit	2	1,224	-	-	-	1,226
Share-based compensation
expense	-	169	-	-	-	169
Distribution to joint venture	-	(194)	-	-	-	(194)
Comprehensive income (loss)	-	-	(33,010)	-	-	(33,010)
Repurchases of treasury stock	-	-	-	-	(16,997)	(16,997)

Balance at September 30, 2008	$361	$112,609	$136,845	$-	$(97,412)	$152,403

(1) The Company's accumulated other comprehensive income (loss) is comprised exclusively of foreign currency translation adjustments, net of taxes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
	Nine Months Ended September 30,

	2009	2008
	(unaudited, in thousands)
Cash flow from operating activities:
Net income (loss)	$34,767	$(33,010)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	7,656	9,160
Share-based compensation	295	169
Non-cash portion of credit loss provision	2,114	39,143
Loss on disposal of Auto Master	-	52,611
Changes in operating assets and liabilities:
Automotive finance receivables	6,190	(40,945)
Finance and service fees receivable	(1,984)	(644)
Inventories	(15,298)	(1,132)
Prepaid expenses and other assets	235	1,646
Accounts payable and accrued liabilities	(112)	42
Current and deferred income taxes	3,727	4,437

Net cash flow provided by operating activities	37,590	31,477

Cash flow from investing activities:
Pawn customer receivables	(9,108)	(13,389)
Short-term loan customer receivables	(1,644)	(2,260)
Purchases of property and equipment	(10,589)	(15,541)
Distribution to joint venture	(75)	(194)
Acquisitions of pawn stores	(435)	-

Net cash flow used in investing activities	(21,851)	(31,384)

Cash flow from financing activities:
Proceeds from debt	-	42,050
Payments of debt	(31,694)	(25,238)
Purchases of treasury stock	-	(16,997)
Proceeds from exercise of stock options and warrants	1,769	899
Income tax benefit from exercise of stock options and warrants	2,645	327

Net cash flow (used in) provided by financing activities	(27,280)	1,041

Effect of exchange rates on cash	1,087	-

Change in cash and cash equivalents	(10,454)	1,134
Cash and cash equivalents at beginning of the period	29,006	14,175

Cash and cash equivalents at end of the period	$18,552	$15,309

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$917	$2,421

Income taxes	$3,662	$6,923

Supplemental disclosure of non-cash operating activity:
Automobile inventory acquired in repossession	$-	$1,756

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$51,740	$53,933

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

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2008 Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

Effective October 1, 2008, the functional currency for the Company's Mexican subsidiaries is the Mexican peso. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2009 presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued ASC 105-10-05, "Generally Accepted Accounting Principles," which establishes the Accounting Standards Codification ("Codification" or "ASC") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.

GAAP is not intended to be changed as a result of the Codification, but the ASC does change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has included the references to the Codification, as appropriate, in these condensed consolidated financial statements.

In September 2006, the FASB issued ASC 820-10, "Fair Value Measurements and Disclosures" ("ASC 820-10"), which defines fair value to be the price that would be received when an asset is sold or paid when a liability is transferred in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. On January 1, 2008, the Company adopted ASC 820-10 for its financial assets and financial liabilities, and on January 1, 2009, the Company adopted ASC 820-10 for its nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820-10 for financial assets and financial liabilities did not have a material effect on the Company's financial position or results of operations and did not materially impact how the Company determines fair value (see Note 7).

In December 2007, the FASB issued ASC 805-10-65, "Transition Related to FASB Statement No. 141 (Revised 2007), Business Combinations" ("ASC 805-10-65"). ASC 805-10-65 establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition in June 2009, as reported in Note 2, was accounted for in accordance with ASC 805-10-65. The application of ASC 805-10-65 will cause management to evaluate future transaction returns under different conditions, particularly the near-term and long-term economic impact of expensing transaction costs up front.

In December 2007, the FASB issued ASC 810-10-65, "Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("ASC 810-10-65"). ASC 810-10-65 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810-10-65 was effective for fiscal years beginning on or after December 15, 2008. The Company currently does not have a material noncontrolling interest in a consolidated subsidiary. Accordingly, the adoption of ASC 810-10-65 did not have a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued ASC 815-10-65, "Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("ASC 815-10-65"). ASC 815-10-65 requires enhanced disclosures concerning: the manner in which an entity uses derivatives (and the reasons it uses them); the manner in which derivatives and related hedged items are accounted for; and the effects that derivatives and related hedged items have on an entity's financial position, financial performance and cash flow. ASC 815-10-65 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10-65 did not have a material effect on the Company's financial position or results of operations.

In October 2008, the FASB issued ASC 820-10-65-2, "Transition Related to FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("ASC 820-10-65-2"), which clarifies the application of ASC 820-10, "Fair Value Measurements and Disclosures," as it relates to the valuation of financial assets in a market that is not active for those financial assets. ASC 820-10-65-2 became effective for the Company upon issuance, and had no material impact on the Company's financial position or results of operations.

In April 2009, the FASB issued ASC 825-10-65, "Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments" ("ASC 825-10-65"), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company's financial position or results of operations.

In April 2009, the FASB issued ASC 820-10-65-4, "Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("ASC 820-10-65-4"), which provides additional guidance for estimating fair value in accordance with ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue was effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted ASC 820-10-65-4 on May 1, 2009, which did not have a material effect on the Company's financial position or results of operations.

In May 2009, the FASB issued ASC 855-10, "Subsequent Events" ("ASC 855-10"), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company's financial position or results of operations. The Company has evaluated for subsequent events through November 4, 2009, the issuance date of the Company's financial statements.

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

Note 2 - Acquisitions

Consistent with the Company's strategy to continue its expansion of pawn stores in selected U.S. markets, in June 2009, the Company acquired the pawn loans receivable, inventory and all other operating assets of two pawn stores, located in Dallas, Texas, for a total purchase price of $1,300,000, which was paid in cash. The excess purchase price over the estimated fair market value of the assets acquired has been recorded as goodwill in the amount of $434,000, which is expected to be deductible for tax purposes. The results of operations for the acquired stores have been consolidated with the Company's results of operations since the acquisition on June 17, 2009. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company's consolidated financial position or results of operations.

Consistent with the Company's strategy to continue its expansion into Mexico, the acquisition of 16 pawnshops located in Mexico from Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max") was completed in December 2008. The purchase price for all of the common stock of Presta Max was $25,000,000, consisting of a cash payment of $10,000,000 and $15,000,000 in short- and long-term notes payable to the selling shareholders of Presta Max. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the amount of $21,778,000, which is expected to be deductible for tax purposes. The results of operations of the acquired stores have been consolidated with the Company's results of operations since the acquisition on December 5, 2008. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company's consolidated financial position or results of operations.

Note 3 - Discontinued Operations

The Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a related services agreement, the purchaser is collecting the Company's outstanding Auto Master customer notes receivable, which are being reported by the Company as a discontinued asset. After-tax net income from the discontinued Auto Master operation during the third quarter was $1,404,000, or $0.04 per share, and year-to-date, income from Auto Master was $6,218,000, or $0.20 per share. These earnings reflect the excess of the amounts collected in the current year over anticipated collections based on the assumed liquidation fair value methodology utilized in the Company's write-down of these same assets. During the current quarter, the Company realized net cash collections of $5,186,000 on these accounts and recorded a pre-tax benefit of approximately $3,620,000 from these cash collections as compared to the estimated fair value of the receivables carried on the Company's books. Year-to-date, the Company has realized net cash collections of $18,360,000 and a pre-tax benefit of approximately $12,170,000. The Company believes cash collections of these Auto Master receivables will generate additional positive results in the fourth quarter of 2009, although at a declining rate compared to the first nine months of the year, as the receivable balances are collected or written-off. At September 30, 2009, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $18,987,000, which the Company is carrying at an estimated fair value of $4,014,000, of which $3,733,000 is classified as a component of current assets and $281,000 is classified as a component of non-current assets. Real property held for sale is carried at a fair value of $583,000, which is classified as a component of current assets. Deferred tax assets of $12,687,000 were classified as a component of non-current assets. Certain real property of Auto Master previously classified on the balance sheet as a discontinued asset held for sale, in the amount of $2,462,000, was reclassified to continuing operations in September 2009.

Consistent with the Company's strategy of regularly evaluating individual store profitability and market trends, the Company has closed certain underperforming short-term loan stores, primarily in Michigan, and a limited number in Texas. Accordingly, the Company completed the sale of eight short-term/payday loan stores in Michigan to another operator in the third quarter of 2009 and closed the remaining four stores in Michigan. In addition, five under-performing stores in Texas were closed during the first quarter of 2009 and four stores were closed during the second quarter of 2009. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations as of September 30, 2009. Associated with these store closings, the Company recorded a year-to-date charge in 2009 to discontinued operations, net of tax, of $0.03 per share, which was recorded as a reduction against the $0.20 per share in year-to-date discontinued earnings from Auto Master. The carrying amounts of assets and liabilities for these discontinued operations at September 30, 2009 were immaterial.

The Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007.

The following table summarizes the operating results of Auto Master and the short-term loan operations in the District of Columbia, Michigan and certain Texas stores, which have been reclassified as discontinued operations in the condensed consolidated statements of operations, for the three and nine month periods ended September 30, 2009 and 2008 (unaudited, in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
Revenue:
Auto Master	$-	$26,723	$131	$78,014
Michigan/Texas short-term loan stores	226	774	1,321	2,233
District of Columbia short-term loan stores	-	-	-	233

	$226	$27,497	$1,452	$80,480

Income from continuing operations	$10,610	$8,729	$29,648	$27,626
Income (loss) from discontinued operations,
before income tax:
Auto Master	3,487	(84,584)	11,105	(93,123)
Michigan/Texas short-term loan stores	(61)	(354)	(1,691)	(916)
District of Columbia short-term loan stores	-	-	-	385

	3,426	(84,938)	9,414	(93,654)
Income tax (expense) benefit from discontinued
operations:
Auto Master	(2,083)	29,672	(4,887)	32,823
Michigan/Texas short-term loan stores	21	130	592	337
District of Columbia short-term loan stores	-	-	-	(142)

	(2,062)	29,802	(4,295)	33,018

Income (loss) from discontinued operations,
net of tax	1,364	(55,136)	5,119	(60,636)

Net income	$11,974	$(46,407)	$34,767	$(33,010)

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$10,610	$8,729	$29,648	$27,626

Income (loss) from discontinued operations	1,364	(55,136)	5,119	(60,636)

Net income (loss) for calculating basic and diluted
earnings per share	$11,974	$(46,407)	$34,767	$(33,010)

Denominator:
Weighted-average common shares for calculating
basic earnings per share	29,801	29,235	29,466	29,685
Effect of dilutive securities:
Stock options, warrants and restricted stock	521	779	649	634

Weighted-average common shares for calculating
diluted earnings per share	30,322	30,014	30,115	30,319

Basic earnings per share:
Income from continuing operations	$0.36	$0.30	$1.01	$0.93
Income (loss) from discontinued operations	0.04	(1.89)	0.17	(2.04)

Net income (loss) per basic share	$0.40	$(1.59)	$1.18	$(1.11)

Diluted earnings per share:
Income from continuing operations	$0.35	$0.29	$0.98	$0.91
Income (loss) from discontinued operations	0.04	(1.83)	0.17	(2.00)

Net income (loss) per diluted share	$0.39	$(1.54)	$1.15	$(1.09)

Note 5 - Revenue, Cost of Revenue and Customer Receivables

The following table details the major components of revenue and cost of revenue from continuing operations for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
Revenue:
Pawn retail merchandise sales	$36,382	$31,064	$104,150	$89,798
Pawn scrap jewelry sales	19,715	16,750	52,048	47,574
Pawn service fees	21,797	18,565	58,253	52,137
Short-term loan and credit services fees	16,007	16,582	44,518	47,484
Other	745	832	2,449	2,739

	94,646	83,793	261,418	239,732

Cost of revenue:
Cost of goods sold - pawn retail merchandise	21,057	17,062	59,769	49,119
Cost of goods sold - pawn scrap jewelry	13,256	10,733	33,125	29,362
Short-term loan and credit services loss provision	4,806	4,970	11,022	12,720
Other	62	107	192	291

	39,181	32,872	104,108	91,492

Net revenue	$55,465	$50,921	$157,310	$148,240

The following table details selected assets from continuing operations as of September 30, 2009 and September 30, 2008 (unaudited, in thousands):
	Balance at September 30,

	2009	2008
Customer receivables:
Pawn receivables	$59,585	$50,182
Short-term loan receivables	5,698	5,821

	65,283	56,003
CSO short-term loans held by independent third-party (1)	12,556	12,996
Allowance for doubtful accounts	(974)	(968)

	$76,865	$68,031

(1) CSO loans outstanding are from an independent third-party lender and are not included on the Company's balance sheet (see Note 6).

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

These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2009 was $13,942,000 compared to $14,694,000 at September 30, 2008. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 7 - Fair Value Measurements

The Company adopted the provisions of ASC 820-10 on January 1, 2008 for financial assets and liabilities, and, January 1, 2009 for nonfinancial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. In accordance with the provisions of ASC 360-10-35-17, which establishes standards related to recognizing impairments of assets, Auto Master customer notes receivable were written down to their estimated fair value at September 30, 2008, resulting in an impairment charge of $49,134,000, before income tax benefit, which was included in discontinued operations for fiscal 2008. The fair value of the customer receivables was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flows from the collections and/or sale of these receivables. As required by ASC 820-10-35-37, which establishes standards for determining fair value measurements, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company's financial instruments by ASC 820-10-35-37 pricing levels as of September 30, 2009 (unaudited, in thousands):
Fair Value Measurements Using

Quoted
Prices In
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable	Total
	Balance at	Assets	Inputs	Inputs	Gains
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Automotive finance receivables	$4,014	$-	$-	$4,014	$-

The following table summarizes the changes in the fair value of the Company's level 3 assets for the nine months ended September 30, 2009 (unaudited, in thousands):
Level 3 Assets
Automotive Finance Receivables

Balance at December 31, 2008	$10,204
Net cash collections of principal	(18,360)
Adjustments for realized gains from collections	12,170

Balance at September 30, 2009	$4,014

Note 8 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2005, with the exception of three states. With respect to Mexico, the years prior to 2003 are closed to examination. The Company was notified by the U.S. Internal Revenue Service in April of 2009 that its U.S. federal income tax returns for the years ended December 31, 2006 and 2007 are being examined.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations generated 82% of the Company's revenue from continuing operations during the first nine months of 2009. The Company's pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company's short-term consumer loan revenue, which is approximately 17% of 2009 year-to-date consolidated revenue, is derived primarily from fees on short-term loans and credit services fees. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the short-term loan, which is generally thirty-one days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan credit loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. See additional discussion of the credit loss provision, and related allowances/accruals, in the section titled Results of Continuing Operations.

The Company offers a fee-based credit services organization program ("CSO program") to assist customers, primarily in Texas markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of the Company have terms of 7 to 180 days. The Company records a liability for the estimated fair value of the liability under the letters of credit. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. See additional discussion of the credit loss provision, and related allowances/accruals, in the section titled Results of Continuing Operations.

OPERATIONS AND LOCATIONS

As of September 30, 2009, the Company had 553 locations in eleven U.S. states and 19 states in Mexico, which represents a net store-count increase of 17% over the past twelve months. A total of 15 new store locations were added during the third quarter of 2009. The following table details store counts for the three and nine months ended September 30, 2009:
			Mexico
	U.S. Locations		Locations

			Pawn/
		Short-Term	Short-Term
	Pawn	Loan	Loan	Total
	Stores	Stores	Stores (1)	Locations

Three Months Ended September 30, 2009
Total locations, beginning of period	97	143	299	539
New locations opened	-	-	15	15
Locations acquired	-	-	-	-
Discontinued short-term loan operations	-	(1)	-	(1)

Total locations, end of period	97	142	314	553

Nine Months Ended September 30, 2009
Total locations, beginning of period	94	162	269	525
New locations opened	1	3	45	49
Locations acquired	2	-	-	2
Locations closed or consolidated	-	(1)	-	(1)
Discontinued short-term loan operations	-	(22)	-	(22)

Total locations, end of period	97	142	314	553

(1) At September 30, 2009, 271 stores in Mexico were large format pawnshops and 43 were CashYa! locations, which are small format pawnshop/short-term loan locations. The 45 store openings year-to-date in Mexico were the large format pawnshops.

For the three and nine months ended September 30, 2009, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table.

At September 30, 2009, the Company's credit services operations also include an internet distribution channel for customers in the states of Maryland and Texas.

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

The Company's management reviews and analyzes certain operating results, in Mexico, on a constant currency basis because the Company believes this better represents the Company's underlying business trends. See additional discussion of constant currency operating results provided in the section titled "Non-GAAP Financial Information."

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

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2009, Compared To The Three Months Ended September 30, 2008

The following table details the components of revenue for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company's management reviews and analyzes business results in a constant currency because the Company believes this better represents the Company's underlying business trends.
	Three Months Ended
	September 30,				Increase/(Decrease)
					Constant Currency
	2009	2008	Increase/(Decrease)		Basis

Domestic revenue:
Pawn retail merchandise sales	$15,792	$14,930	$862	6%	6%
Pawn scrap jewelry sales	8,984	7,500	1,484	20%	20%
Pawn service fees	10,080	8,667	1,413	16%	16%
Short-term loan and credit services fees	14,977	15,710	(733)	(5)%	(5)%
Other	714	830	(116)	(14)%	(14)%

	50,547	47,637	2,910	6%	6%

Foreign revenue:
Pawn retail merchandise sales	20,590	16,134	4,456	28%	51%
Pawn scrap jewelry sales	10,731	9,250	1,481	16%	16%
Pawn service fees	11,717	9,898	1,819	18%	39%
Short-term loan and credit services fees	1,030	872	158	18%	38%
Other	31	2	29	-	-

	44,099	36,156	7,943	22%	39%

Total revenue:
Pawn retail merchandise sales	36,382	31,064	5,318	17%	29%
Pawn scrap jewelry sales	19,715	16,750	2,965	18%	18%
Pawn service fees	21,797	18,565	3,232	17%	29%
Short-term loan and credit services fees	16,007	16,582	(575)	(3)%	(2)%
Other	745	832	(87)	(10)%	(9)%

	$94,646	$83,793	$10,853	13%	20%

The following table details pawn receivables, short-term loan receivables, and active CSO loans outstanding from an independent third-party lender as of September 30, 2009, as compared to September 30, 2008 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.
	Balance at September 30,				Increase/ (Decrease)
					Constant Currency
	2009	2008	Increase/(Decrease)		Basis

Domestic customer receivables and CSO loans outstanding:

Pawn receivables	$31,237	$26,761	$4,476	17%	17%
Short-term loan receivables, net of allowance	4,476	4,678	(202)	(4)%	(4)%
CSO short-term loans held by independent
third-party (1)	11,868	12,311	(443)	(4)%	(4)%

	47,581	43,750	3,831	9%	9%

Foreign customer receivables:
Pawn receivables	28,348	23,421	4,927	21%	38%
Short-term loan receivables, net of allowance	936	860	76	9%	24%

	29,284	24,281	5,003	21%	38%

Total customer receivables and CSO loans outstanding:
Pawn receivables	59,585	50,182	9,403	19%	27%
Short-term loan receivables, net of allowance	5,412	5,538	(126)	(2)%	-
CSO short-term loans held by independent
third-party (1)	11,868	12,311	(443)	(4)%	(4)%

	$76,865	$68,031	$8,834	13%	19%

(1)   CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn & Short-Term Loan Operations

The average value of the Mexican peso to the U.S. dollar decreased from 10.3 to 1 in the third quarter of 2008 to 13.3 to 1 in the third quarter of 2009. As a result, the translated revenue results of the Mexican operations into U.S. dollars were diminished by this currency rate fluctuation, especially in the Company's interior (off-border) stores where the majority of transactions, excluding sales of scrap jewelry, are conducted in pesos. However, while the weakening of the Mexican peso negatively affected the translated dollar-value of peso-denominated revenue from Mexico stores located in the interior of the country, the Company benefited from the translation of peso-denominated expenses across all stores in Mexico, in the form of lower reported expenses on a U.S. dollar basis. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on third quarter net income and earnings per share was minimal.

The overall increase in year-over-year revenue from the pawn and short-term loan operations was due to a combination of significant same-store pawn revenue growth and the opening of new pawn stores, partially offset by declining U.S. short-term loan revenue. Same-store revenue in the pawn stores (stores that were in operation during all of the third quarter of both 2008 and 2009) increased by 9%, in both the U.S. and Mexico, on a constant currency basis for the third quarter of 2009. The revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Revenue growth in the U.S. was primarily the result of strong demand for pawn loans and increased revenue from scrap jewelry sales. The Company believes that it will continue to experience overall growth in pawn revenue in the fourth quarter of 2009 as a result of customer demand and the opening and maturation of stores. Same-store sales declined by 8% in the Company's U.S. short-term/payday loan stores, as a result of increased competition and slowing customer demand. Revenue generated by the new pawn and short-term loan stores opened since July 1, 2008 increased by $11,717,000 on a constant currency basis, compared to the same quarter last year.

Combined pawn retail and scrap jewelry sales increased by 17% for the quarter, with Mexico stores recording 38% growth on a constant currency basis, and U.S. stores 10% growth. The 18% increase in pawn scrap jewelry sales during the third quarter of 2009 was primarily due to a 10% increase in the quantity of scrap jewelry sold and a 5% increase in the weighted-average selling price of scrap gold. The total volume of gold scrap jewelry sold in the third quarter of 2009 was 19,400 ounces at an average cost of $684 per ounce and an average selling price of $972 per ounce.

Pawn receivables grew by 17% in the U.S., which has a mature store base, while in Mexico, pawn receivables grew by 38% on a constant currency basis. The 17% increase in pawn service charge revenue (29% on a constant currency basis) was consistent with the increase in pawn loan activity, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services decreased 3% compared to the third quarter of 2008, which was reflective of a decline in outstanding U.S. short-term loans and CSO loans. The Company attributes the decline to weakened consumer demand for short-term/payday loan products and increased competition.

The gross profit margin on pawn merchandise sales was 39% during the third quarter of 2009, compared to 42% during the third quarter of 2008. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 42% during the third quarter of 2009, compared to 45% in the third quarter of 2008. Gross margin on sales of scrap jewelry was 33% during the third quarter of 2009, compared to 36% in the third quarter of 2008. The decrease in retail margins was reflective of a general weakness in the consumer retailing environment, while the change in the scrap margin was reflective of relatively flat selling prices and increased costs. Pawn inventories increased over the prior year by 14%, which was reflective of growth in pawn receivable balances, especially in Mexico. At September 30, 2009, the Company's pawn inventories were comprised of 43% gold jewelry, 37% electronics, 8% tools and 12% other.

The Company's short-term loan and credit services loss provision was 30% of short-term loan and credit services fee revenue during the third quarter of 2009 and the third quarter of 2008. During the third quarter of 2009, the Company did not sell bad debt portfolios generated from short-term loan and credit services guarantees. The Company sold bad debt portfolios in the prior-year period for $225,000. The Company's loss reserve on short-term loan receivables increased to $286,000, or 5.0% of the gross receivable balance at September 30, 2009, compared to $283,000, or 4.9% of the gross receivable balance at September 30, 2008. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $688,000, or 5.5% of the gross receivable balance at September 30, 2009, compared to $685,000, or 5.3% of the gross receivable balance at September 30, 2008.

Pawn and short-term loan store operating expenses of $26,776,000 during the third quarter of 2009 were flat compared to $26,794,000 during the third quarter of 2008, primarily as a result of closing short-term loan stores, and the decline in the value of the Mexican peso since July 1, 2008. Operating expenses increased approximately 14% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current-year quarter was $26,565,000, which equates to a store-level operating margin of 28%, compared to 26% in 2008.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 18% to $9,059,000 during the third quarter of 2009 compared to $7,647,000 during the third quarter of 2008, which reflected an 18% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased revenue and profitability.

Interest expense increased to $174,000 in the third quarter of 2009, compared to $82,000 for the third quarter of 2008.

For the third quarter of 2009 and 2008, the Company's effective federal income tax rates of 37.1% and 36.8%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes.

Income from continuing operations increased by 22% to $10,610,000 during the third quarter of 2009 compared to $8,729,000 during the third quarter of 2008. Including the results from the discontinued operations of Auto Master and the Washington, D.C., Michigan, and Texas short-term loan stores, net income was $11,974,000 during the third quarter of 2009, compared to a net loss of $46,407,000 during the third quarter of 2008.

Nine Months Ended September 30, 2009, Compared To The Nine Months Ended September 30, 2008

The following table details the components of revenue for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company's management reviews and analyzes business results in a constant currency because the Company believes this better represents the Company's underlying business trends.
	Nine Months Ended
	September 30,				Increase/(Decrease)
					Constant Currency
	2009	2008	Increase/(Decrease)		Basis

Domestic revenue:
Pawn retail merchandise sales	$47,920	$46,569	$1,351	3%	3%
Pawn scrap jewelry sales	22,321	19,969	2,352	12%	12%
Pawn service fees	27,253	25,130	2,123	8%	8%
Short-term loan and credit services fees	41,801	45,505	(3,704)	(8)%	(8)%
Other	2,364	2,737	(373)	(14)%	(14)%

	141,659	139,910	1,749	1%	1%

Foreign revenue:
Pawn retail merchandise sales	56,230	43,229	13,001	30%	53%
Pawn scrap jewelry sales	29,727	27,605	2,122	8%	8%
Pawn service fees	31,000	27,007	3,993	15%	36%
Short-term loan and credit services fees	2,717	1,979	738	37%	61%
Other	85	2	83	-	-

	119,759	99,822	19,937	20%	36%

Total revenue:
Pawn retail merchandise sales	104,150	89,798	14,352	16%	27%
Pawn scrap jewelry sales	52,048	47,574	4,474	9%	9%
Pawn service fees	58,253	52,137	6,116	12%	23%
Short-term loan and credit services fees	44,518	47,484	(2,966)	(6)%	(5)%
Other	2,449	2,739	(290)	(11)%	(10)%

	$261,418	$239,732	$21,686	9%	16%

Pawn & Short-Term Loan Operations

The average value of the Mexican peso to the U.S. dollar decreased from 10.5 to 1 for the nine months ended September 30, 2008 to 13.7 to 1 for the nine months ended September 30, 2009. As a result, the translated revenue results of the Mexican operations into U.S. dollars were diminished by this currency rate fluctuation, especially in the Company's interior (off-border) stores where the majority of transactions, excluding sales of scrap jewelry, are conducted in pesos. However, while the weakening of the Mexican peso negatively affected the translated dollar-value of peso-denominated revenue from Mexico stores located in the interior of the country, the Company benefited from the translation of peso-denominated expenses across all stores in Mexico, in the form of lower reported expenses on a U.S. dollar basis. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was minimal.

The overall increase in year-over-year revenue from the pawn and short-term loan operations was due to a combination of same-store pawn revenue growth and the opening of new pawn stores, partially offset by declining U.S. short-term loan revenue. Same-store revenue in the pawn stores (stores that were in operation during all of the first nine months of both 2008 and 2009) increased by 6% on a constant currency basis for the nine months ended September 30, 2009. In Mexico, same-store sales increased by 8% on a constant currency basis, while same-store sales in the Company's U.S. pawn stores, which have a mature store base, increased by 4%. The revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Revenue growth in the U.S. was primarily the result of strong demand for pawn loans and increased revenue from scrap jewelry sales. The Company believes that it will continue to experience overall growth in pawn revenue in the fourth quarter of 2009 as a result of customer demand and the opening and maturation of stores. Same-store sales declined by 14% in the Company's U.S. short-term/payday loan stores, as a result of increased competition and slowing customer demand. Revenue generated by the new pawn and short-term loan stores opened since January 1, 2008 increased by $31,722,000 on a constant currency basis, compared to the same period last year.

Combined pawn retail and scrap jewelry sales increased by 14% for the first nine months of 2009, with Mexico stores recording 35% growth on a constant currency basis, and U.S. stores 6% growth. The 9% increase in pawn scrap jewelry sales during the first nine months of 2009 was primarily due to a 4% increase in the quantity of scrap jewelry sold and a 4% increase in the weighted-average selling price of scrap gold. The total volume of gold scrap jewelry sold during the first nine months of 2009 was 52,900 ounces at an average cost of $629 per ounce and an average selling price of $945 per ounce.

Pawn receivables grew by 17% in the U.S., which has a mature store base, while in Mexico, pawn receivables grew by 38% on a constant currency basis. The 12% increase in pawn service charge revenue (23% on a constant currency basis) was consistent with the increase in pawn loan activity, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services decreased 6% compared to the first nine months of 2008, which was reflective of a decline in outstanding U.S. short-term loans and CSO loans. The Company attributes the decline to weakened consumer demand for short-term/payday loan products and increased competition.

The gross profit margin on pawn merchandise sales was 41% during the first nine months of 2009, compared to 43% during the first nine months of 2008. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 43% during the first nine months of 2009, compared to 45% during the same period last year. Gross margin on sales of scrap jewelry was 36% during the first nine months of 2009, compared to 38% during 2008. The decrease in retail margins was reflective of a general weakness in the consumer retailing environment, while the change in the scrap margin was reflective of relatively flat selling prices and increased costs. Pawn inventories increased over the prior year by 14%, which was reflective of growth in pawn receivable balances, especially in Mexico. At September 30, 2009, the Company's pawn inventories were comprised of 43% gold jewelry, 37% electronics, 8% tools and 12% other.

The Company's short-term loan and credit services loss provision was 25% of short-term loan and credit services fee revenue during the first nine months of 2009, compared to 27% during the first nine months of 2008. During the first nine months of 2009, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for proceeds of $102,000, compared to $421,000 in the prior-year period. The Company's loss reserve on short-term loan receivables increased to $286,000, or 5.0% of the gross receivable balance at September 30, 2009, compared to $283,000, or 4.9% of the gross receivable balance at September 30, 2008. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $688,000, or 5.5% of the gross receivable balance at September 30, 2009, compared to $685,000, or 5.3% of the gross receivable balance at September 30, 2008.

Pawn and short-term loan store operating expenses increased 4% to $77,470,000 during the first nine months of 2009 compared to $74,623,000 during the first nine months of 2008, primarily as a result of the net addition of 114 new pawn and short-term loan stores since January 1, 2008, which is a 26% increase in the store count. Operating expenses increased approximately 7% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current-year period was $73,455,000, which equates to a store-level operating margin of 28%, equaling the margin in 2008.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 15% to $24,742,000 during the first nine months of 2009 compared to $21,565,000 during the first nine months of 2008, which reflected an 18% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased revenue and profitability.

Interest expense increased to $602,000 during the first nine months of 2009, compared to $508,000 for the first nine months of 2008.

For the first nine months of both 2009 and 2008, the Company's effective federal income tax rate of 36.9% differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes.

Income from continuing operations increased by 7% to $29,648,000 during the first nine months of 2009 compared to $27,626,000 during the first nine months of 2008. Including the results from the discontinued operations of Auto Master and the Washington, D.C., Michigan, and Texas short-term loan stores, net income was $34,767,000 during the first nine months of 2009, compared to a net loss of $33,010,000 during the first nine months of 2008.

Discontinued Operations

After-tax net income from the discontinued Auto Master operation during the third quarter was $1,404,000, or $0.04 per share. Year-to-date, income from Auto Master was $6,218,000, or $0.20 per share. As previously reported, the Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a related services agreement, the purchaser is collecting the Company's outstanding Auto Master customer notes receivable, which are being reported by the Company as a discontinued asset. The earnings per share of $0.04 realized in the current quarter, and $0.20 year-to-date, reflect the excess of the amounts collected in the current year over anticipated collections based on the assumed liquidation fair value methodology utilized in the Company's write-down of these same assets. During the current quarter, the Company realized net cash collections of $5,186,000 on these accounts and recorded a pre-tax benefit of approximately $3,620,000 from these cash collections as compared to the estimated fair value of the receivables carried on the Company's books. Year-to-date, the Company has realized net cash collections of $18,360,000 and a pre-tax benefit of approximately $12,170,000. Based on these results through the first nine months of the year, the Company believes cash collections of these Auto Master receivables will generate additional positive results in the remainder of 2009, although at a declining rate compared to the first nine months of the year, as the receivable balances are collected or written-off. At September 30, 2009, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $18,987,000, which the Company is carrying at an estimated fair value of $4,014,000. Any amounts collected in excess of this number will be reflected in future quarters as additional income from discontinued operations.

The Company elected to discontinue its short-term loan operations in Michigan effective March 2009. In addition, certain Texas short-term loan stores were classified as discontinued operations in both the first and second quarters of 2009. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations. Associated with these store closings, the Company recorded a year-to-date charge in 2009 to discontinued operations, net of tax, of $0.03 per share, which was recorded as a reduction against the $0.20 per share in year-to-date discontinued earnings from Auto Master.

Legislation recently has been enacted affecting the short-term/payday loan products in the states of Washington and South Carolina. When this legislation becomes effective in late 2009 and/or 2010, it is likely to further restrict consumer access to short-term/payday loan products, which would have a negative impact on the Company's short-term loan revenue in these markets. For the trailing twelve months ended September 30, 2009, the Company realized pre-tax store-level net income related to short-term/payday loan products in these states of approximately $290,000, which the Company does not consider to be significant. The only states where the Company has significant payday loan and credit services operations are Texas, Illinois, California and Maryland. Subsequent to September 30, 2009, the Company, as part of its continued strategy of focusing on pawn operations, particularly in Mexico, began considering the potential sale and/or disposition of some or all of its 22 short-term loan stores in California, Washington and Oregon. These stores had combined store level operating profits for the trailing twelve months ended September 30, 2009 of approximately $2,400,000. The decision to sell or dispose of any or all of these stores will be dependent upon the amounts, terms and conditions offered by potential buyers, if any offers are received.

As a result of regulatory changes in D.C., the Company elected to discontinue its short-term loan operations in the District of Columbia ("D.C.") effective December 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company's primary sources of liquidity were $18,552,000 in cash and cash equivalents, $74,211,000 in receivables, $38,410,000 in inventories, $3,733,000 in receivables of discontinued operations from Auto Master and $47,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $65,613,000 as of September 30, 2009, and total equity exceeded liabilities by a ratio of 2.3 to 1.

The Company has $90,000,000 available under its Credit Facility which matures in April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.25% at September 30, 2009 and approximately 0.24% at November 4, 2009) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before interest, income taxes, depreciation and amortization for the trailing twelve months. At September 30, 2009, the Company had $43,000,000 outstanding under the Credit Facility and $47,000,000 available for borrowings. The Company utilized operating cash flow to reduce the amount outstanding on the Credit Facility by $25,500,000 during the first nine months of 2009. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of November 4, 2009. The Company believes it has the capacity to borrow the full amount available under the Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility. The Company intends to seek a renewal/extension of the Credit Facility when it matures in April 2010 and the Company intends to reduce the amount outstanding on the Credit Facility prior to maturity.

At September 30, 2009, the Company had notes payable to individuals arising from the Presta Max acquisition which totaled $8,324,000 in aggregate and bear interest at 5.5% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $8,324,000 in notes payable, $2,405,000 is classified as a current liability and $5,919,000 is classified as long-term debt.

At September 30, 2009, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $2,250,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. All of the $2,250,000 in notes payable is classified as a current liability.

The following table sets forth certain historical information with respect to the Company's sources and uses of cash:
	Nine Months Ended September 30,

	2009	2008
	(unaudited, in thousands)
Cash flow from operating activities:
Net income (loss)	$34,767	$(33,010)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	7,656	9,160
Share-based compensation	295	169
Non-cash portion of credit loss provision	2,114	39,143
Loss on disposal of Auto Master	-	52,611
Changes in operating assets and liabilities:
Automotive finance receivables	6,190	(40,945)
Finance and service fees receivable	(1,984)	(644)
Inventories	(15,298)	(1,132)
Prepaid expenses and other assets	235	1,646
Accounts payable and accrued liabilities	(112)	42
Current and deferred income taxes	3,727	4,437

Net cash flow provided by operating activities	37,590	31,477

Cash flow from investing activities:
Pawn customer receivables	(9,108)	(13,389)
Short-term loan customer receivables	(1,644)	(2,260)
Purchases of property and equipment	(10,589)	(15,541)
Distribution to joint venture	(75)	(194)
Acquisitions of pawn stores	(435)	-

Net cash flow used in investing activities	(21,851)	(31,384)

Cash flow from financing activities:
Proceeds from debt	-	42,050
Payments of debt	(31,694)	(25,238)
Purchases of treasury stock	-	(16,997)
Proceeds from exercise of stock options and warrants	1,769	899
Income tax benefit from exercise of stock options and warrants	2,645	327

Net cash flow (used in) provided by financing activities	(27,280)	1,041

Effect of exchange rates on cash	1,087	-

Change in cash and cash equivalents	(10,454)	1,134
Cash and cash equivalents at beginning of the period	29,006	14,175

Cash and cash equivalents at end of the period	$18,552	$15,309

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

Approximately $18,360,000 of operating cash flows in the first nine months of 2009 were derived from the collection of Auto Master notes receivable, a discontinued operation more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements. The Company expects to receive additional collections from Auto Master notes receivable in the remainder of 2009, although at a declining rate compared to the current quarter, as the receivable balances are collected or written-off.

During the period from January 1, 2009 through September 30, 2009, the Company issued 260,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,077,000 (including income tax benefit). During the period from January 1, 2009 through September 30, 2009, the Company issued 312,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $2,337,000 (including income tax benefit).

The Company intends to continue expansion primarily through new store openings. Year-to-date in 2009, the Company has opened 49 stores and acquired two stores, of which 45 were new stores in Mexico, three were U.S. pawnshops and three were U.S. short-term loan stores. The Company anticipates opening approximately 15 additional pawnshops in Mexico during the fourth quarter of 2009. The Company does not anticipate opening any new U.S. short-term loan stores in the remainder of 2009 or thereafter. Capital expenditures, working capital requirements and start-up losses related to this expansion have been and are expected to continue to be funded through operating cash flow and the Credit Facility. The Company funded $10,589,000 in capital expenditures during the first nine months of 2009, related primarily to new store locations, and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2009. The Company's cash flow and liquidity available to fund expansion in 2009 included net cash flow from operating activities of $37,590,000 for the nine months ended September 30, 2009. In addition, the Company had $47,000,000 available under its existing credit facilities at September 30, 2009.

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

In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the third quarter of 2009 and 2008, the Company did not repurchase any shares of common stock.

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
	Trailing Twelve Months Ended September 30,

	2009	2008

Cash flow from operating activites	$63,662	$44,410
Cash flow from investing activites:
Pawn customer receivables	(2,798)	(13,934)
Short-term loan receivables	(2,526)	(1,487)
Purchases of property and equipment	(15,248)	(19,655)

Free cash flow	$43,090	$9,334

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company's leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended September 30,

	2009	2008

Income from continuing operations	$40,586	$36,970
Adjustments:
Income taxes	24,005	21,491
Depreciation and amortization	10,119	10,315
Interest expense	887	665
Interest income	(76)	(61)

Earnings before interest, taxes, depreciation and amortization	$75,521	$69,380

Constant Currency

Certain performance metrics discussed in this report are presented on a "constant currency" basis, which may be considered a non-GAAP financial measurement of financial performance under GAAP. The Company's management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the closing exchange rate at the end of the applicable prior year period (September 30, 2008) of 10.9 to 1 was used, compared to the current end of period (September 30, 2009) exchange rate of 13.5 to 1. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended September 30, 2008 was 10.3 to 1, compared to the current quarter rate of 13.3 to 1. The average exchange rate for the prior-year nine-month period ended September 30, 2008 was 10.5 to 1, compared to the current year-to-date rate of 13.7 to 1.

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

Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Subsequent to the filing of the Form 10-K, various payday advance bills have been proposed or introduced in the U.S. Congress that could, among other things, place a cap on the effective annual percentage rate ("APR") on all consumer loan transactions (which would encompass both the Company's short-term loan/payday advance, credit services and pawn businesses), place a cap on the dollar amount of fees that may be charged for payday advances, ban rollovers (payment of a fee to extend the term of a payday advance or other short-term financing), require the Company to offer an extended payment plan, allow for minimal origination fees for advances or credit services transactions originated over the Internet, limit refinancings and the rates to be charged for refinancings and require payday advance lenders to be bonded. Federal bills to establish a consumer financial protection agency with broad regulatory powers over consumer credit products have also been introduced. In addition, legislation affecting the short-term/payday loan products in the states of Washington and South Carolina has been enacted. When this legislation becomes effective in late 2009 and/or 2010, it is likely to further restrict consumer access to short-term/payday loan products, which would have a negative impact on the Company's short-term loan revenue in these markets. For the trailing twelve months ended September 30, 2009, the Company realized pre-tax store-level net income related to short-term/payday loan products in these states of approximately $290,000, which the Company does not consider to be significant.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2008 Annual Report on Form 10-K, Item 7A. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company's exposure to market risks since December 31, 2008.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company's disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company's 2008 Annual Report on Form 10-K.

ITEM 1A.   RISK FACTORS

The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. Risk factors regarding restrictive laws and regulations previously reported in the Company's 2008 Annual Report on Form 10-K have been updated in Part I, Item 2, "Regulatory Developments."

In late April 2009, the World Health Organization acknowledged an outbreak of the H1N1 influenza, commonly referred to as the "Swine Flu," with reported cases in Mexico and the U.S., markets where the Company has significant operations. This initial outbreak in the Spring of 2009 did not have a material effect on the Company's operations or financial results; however, the Company has added the following risk factor related to future possible Swine Flu outbreaks and public health issues, in general, to the risk factors previously reported in the Company's 2008 Annual Report on Form 10-K.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from July 1, 2009 through September 30, 2009, the Company issued 98,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $1,045,000 (including income tax benefit).

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

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock. In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. During the third quarter of 2009, the Company did not repurchase any shares of common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

On October 23, 2009, the Board of Directors (the "Board") of the Company adopted a resolution increasing the number of persons comprising the Board from five to seven and electing Mr. Mikel D. Faulkner and Mr. Randel G. Owen to fill the new director positions. Furthermore, Mr. Faulkner has been elected to serve on the Audit Committee and the Compensation Committee of the Board, while Mr. Owen has been elected to serve on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee of the Board. Additional information regarding the appointment of the new directors is provided in a Form 8-K dated October 23, 2009 and filed October 26, 2009.

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
Dated: November 4, 2009	FIRST CASH FINANCIAL SERVICES, INC.
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