Form 10-K
period 2009-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2010-03-15
CIK 840489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 505 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq Global Select on June 30, 2009, is $512,251,000.

As of March 11, 2010, there were 30,101,736 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 16, 2010, is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-K
For the Year Ended December 31, 2009

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Reserved

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

FORWARD-LOOKING INFORMATION

This annual report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "targets," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this annual report include, without limitation, the Company's expectations of earnings per share, earnings growth, income and losses related to discontinued operations, collections results, future tax benefits, expansion strategies, store openings, liquidity, cash flow, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, regulatory risks, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company's existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term/payday loan businesses, credit services organizations and pawn businesses (in both the U.S. and Mexico), unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks and uncertainties are further and more completely described in "Item 1A. Risk Factors."

PART I

Item 1.   Business

General

First Cash is a leading operator of pawn and consumer finance stores in the United States and Mexico. As of March 2010, the Company has over 550 locations in eight U.S. states and nineteen states in Mexico.

The Company's primary business is the operation of pawn stores, which engage in both consumer finance and retail sales activities. Pawn stores are a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as jewelry, consumer electronics, tools, sporting goods and musical instruments are pledged as collateral for the loans. The pawn stores also generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, some of the Company's pawn stores offer short-term loans or credit services products.

The Company operates a smaller number of stand-alone consumer finance stores in Texas and Illinois. These stores provide consumer financial services products including short-term loans, credit services, check cashing, money orders, money transfers and prepaid card products. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas-based limited partnership, which currently owns and operates kiosks located inside convenience stores that offer credit services and check cashing.

Revenues for the twelve months ended December 31, 2009 were primarily derived from the Company's pawn operations in the U.S. and Mexico:

Consistent with the Company's strategy to focus on pawn operations and reduce exposure to regulatory risks associated with payday lending, the Company exited the short-term loan business in several markets during 2009. In December 2009, the Company reached an agreement to sell all 22 of its payday/short-term loan stores located in California, Washington and Oregon. In addition, the Company sold its payday/short-term loan operations in Michigan in 2009, and certain Texas credit services/short-term loan stores were discontinued in both the first and second quarters. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations.

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

Pawn Industry

The pawn industry provides a quick and convenient source of small consumer loans to unbanked, underbanked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit card providers. First Cash competes directly in the specialty consumer finance industry, primarily with its pawn operations, and in a more limited way with its short-term loan products and services.

The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops located in the Southeast and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest concentration of pawnshops. Although mature, management believes the U.S. pawnshop industry remains highly fragmented. The three major publicly traded pawnshop companies, which include First Cash, currently operate approximately 1,000 of the estimated 12,000 to 15,000 total pawnshops in the United States. The Company believes that individuals operating less than five locations own the majority of pawnshops.

The pawnshop industry in Mexico is less developed, as compared to the U.S., with approximately 5,000 stores estimated country-wide. While the Company operates mostly large, full-service stores in Mexico, many of the pawnshops in Mexico are much smaller than those in the U.S. and typically make loans collateralized by gold jewelry. Management believes the Mexican pawnshop industry is also fragmented. The Company currently operates over 330 pawn and consumer lending locations in Mexico. A large percentage of the population in Mexico is unbanked or underbanked and has limited access to consumer credit. The Company believes that there is significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition.

Business Strategy

The Company's business plan is to continue the expansion of its operations by opening new retail locations, primarily in Mexico, and to remain focused on increasing the revenue and operating profits in its existing stores. In addition, the Company will continue to evaluate acquisition opportunities in the pawn industry, in both Mexico and the U.S., if and when they arise.

The Company has opened or acquired 359 new stores in the last six years and intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following chart details store openings over the past six years:
	2009		2008		2007	2006	2005	2004

Mexico stores	60		64	(2)	52	27	35	40
U.S. stores	6	(1)	7		15	30	13	10

Total	66		71		67	57	48	50

(1)  Includes acquisition of two stores in June 2009.
(2)  Includes acquisition of 16 stores in December 2008.

New Store Openings

The Company plans to continue opening new pawn stores, primarily in Mexico, and a limited number of new pawn stores in the U.S. The Company does not currently anticipate opening any new U.S. short-term/payday loan stores. Management opens new stores in markets where demographics are favorable and competition is limited. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and short-term loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses.

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

Acquisitions

Because of the fragmented nature of the pawn industry, as well as the availability of certain regional chains, the Company believes that certain acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches state and local regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding receivable balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms.

Pawn Lending Activities

The Company's pawn stores make small loans to their customers in order to help them meet their short-term cash needs. The loans are collateralized by personal property such as jewelry, electronic equipment, household appliances, tools, sporting goods and musical instruments. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the pawn. The Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. A customer does not have a legal obligation to repay a pawn loan and the decision to not repay the loan will not affect the customer's credit score.

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

Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is paid earlier or renewed. In Maryland, Washington, D.C., and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, 44 days in Washington, D.C. and Mexico and 40 days in Maryland, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company's stores. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. Certain short-term loan stores in Texas buy gold jewelry and/or conduct a limited amount of pawn lending.

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

The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service fees on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company's Oklahoma stores. Pawns made in the Maryland stores bear service fees of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington, D.C., a flat $2 charge per month applies to all pawns up to $40, and an 18% to 60% annualized service charge applies to pawns greater than $40. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, pawns bear an annualized rate of 240%. As of December 31, 2009, the Company's average pawn loan in its U.S. stores was approximately $169, while the average pawn loan was approximately $65 in its Mexico stores.

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

The Company does not provide financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free "layaway" plan. Should the customer fail to make a required payment, the item is returned to inventory and previous payments are forfeited to the Company. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company.

Credit Services Activities

The Company offers a fee-based credit services organization program ("CSO program") to assist consumers in the Company's Texas and Maryland markets in obtaining credit. The Company's short-term loan and pawn stores in Texas offer the CSO program, and in Maryland and Texas, credit services are offered via an internet platform. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, with an average loan being $451, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis. The Company typically charges a credit services fee of $15 to $22 per $100 advanced. If the loan is not repaid prior to the expiration of the term, the customer's personal check or ACH withdrawal is deposited into the Independent Lender's bank account. Banks return a significant number of customer checks deposited into the Independent Lender's account due to insufficient funds in the customers' accounts. If the loan is unpaid after 16 days from its due date, the Company reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. The Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company's credit services operations is dependent upon adequate collection of these returned items. See additional discussion of the credit loss provision, and related allowances/accruals, in the Critical Accounting Policies in Item 7, the table of selected operating metrics and the subsequent narrative in Item 7.

Short-Term Loan Activities

The Company's ten short-term loan stores in Illinois make both short-term installment loans and payday loans for a term typically 90 days or less. The typical short-term loan is for amounts ranging from $100 to $1,000 with an average short-term loan of $369. To qualify for a short-term loan, a customer generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on his or her personal checking account for the amount of the loan, plus applicable fees. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash, in which case the check is returned to the customer. If the customer fails to repay the loan, the store then deposits the customer's check. Short-term loans in Mexico are not secured by a personal check. Short-term loan transactions are subject to federal truth-in-lending regulations and fair debt collection practice regulations. In addition, state and local regulations exist in certain markets, which, among other things, limit the number of consecutive short-term loans a customer can obtain, limit the total transactions over a specified time period, or limit the number of outstanding advances a consumer may have with any combination of lenders.

The term of the short-term loan generally ranges from 7 to 31 days. In Illinois, South Carolina and Mexico, the maximum loan term is 45, 31 and 15 days, respectively. Fees charged for short-term loans are generally regulated by state law. In South Carolina, the service fee is 15% on loan amounts up to $550. Short-term loans made in Illinois are limited to 15.5% per $100 advanced. In Illinois, the Company also offers an installment loan product with terms of 14 to 180 days at fees which range from $16 to $35 per $100 advanced. Short-term loans made in Mexico bear weekly service fees of 10% on the loan amount; the maximum loan amount is $400. In Mexico, the Company also offers an installment loan product with terms of 7 to 365 days and bears weekly service fees of 7% on the loan amount; the maximum loan amount being $400.

Banks return a significant number of customer short-term loan checks deposited by the Company due to insufficient funds in the customers' accounts. However, the Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company's short-term loan operations is dependent upon adequate collection of these returned items. See additional discussion of the credit loss provision and related allowances/accruals in the Critical Accounting Policies in Item 7, the table of selected operating metrics and the subsequent narrative in Item 7.

Financial Information about Geographic Areas

Additional financial information regarding the Company's revenue and long-lived assets by geographic areas is provided in Note 16 of Notes to Consolidated Financial Statements.

Locations and Operations

The Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing. Financial information about geographic areas is provided in Results of Operations and Note 16 of Notes to Consolidated Financial Statements. Of the Company's 383 pawn stores, 65 U.S. pawn stores also offer the short-term loan or credit services product. As of December 31, 2009, the Company's stores were located in the following states:

		Credit
		Services/
		Short-Term
	Pawn	Loan	Total
	Stores	Stores (1)	Locations

United States:
Texas	61	110	171
Maryland	21	-	21
Illinois	-	10	10
South Carolina	6	-	6
Oklahoma	3	-	3
Missouri	2	-	2
District of Columbia	2	-	2
Virginia	2	-	2

	97	120	217

Mexico:
Tamaulipas	47	5	52
Baja California	39	5	44
Nuevo Leon	31	2	33
Chihuahua	30	3	33
Coahuila	30	-	30
Jalisco	17	8	25
Puebla	17	6	23
Guanajuato	15	8	23
Edo. De Mexico (State of Mexico)	22	-	22
Aguascalientes	5	5	10
Guerrero	6	-	6
San Luis Potosi	6	-	6
Queretaro	4	1	5
Durango	4	-	4
Hidalgo	4	-	4
Morelos	4	-	4
Distrito Federal	2	-	2
Michoacan	2	-	2
Sonora	1	-	1

	286	43	329

Total	383	163	546

(1)   Ten of the short-term loan stores in Mexico also offer pawn loans.

In addition, at December 31, 2009, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 staffed kiosks located inside convenience stores in the state of Texas, which are not included in the table above. These kiosks offer credit services and check cashing. During the year ended December 31, 2009, the Company did not open or close any Cash & Go, Ltd. kiosks.

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

Credit Services and Short-Term Loan Operations

The Company's credit services and short-term loan locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby, separated from employee work areas by glass teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

Computer operating systems in the Company's credit services and short-term loan stores allow a store manager or clerk to rapidly recall customer check cashing histories, short-term loan histories, and other vital information. The Company attempts to attract customers primarily through the stores' visibility and television advertisements in certain markets.

Each store employs a manager and between one and eight tellers, depending upon the size, loan volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor who typically oversees two to five store managers. Area supervisors typically report to a regional market manager, who in turn reports to a Regional Operations Director. Regional Operations Directors report to the Chief Operating Officer.

The kiosks operated by the Cash & Go, Ltd. joint venture are located inside convenience stores. Each kiosk is a physically secured area with its own counter space within the convenience store. Each kiosk is typically staffed by one or two employees at any point in time.

The Company believes that the profitability of its credit services and short-term loan locations is dependent upon its employees' ability to make loans and extend credit services that achieve optimum loan performance, to manage credit loss expense and to provide excellent customer service.  Company employees are trained through direct instruction and on-the-job lending, collections and customer service experience.  The new employee is introduced to the business through a training program that includes on-the-job training in lending practices, collections efforts and general administration of store operations.  Certain experienced employees receive training and an introduction to the fundamentals of management, such as income maximization, recruitment and cost efficiency, to acquire the skills necessary to advance into management positions throughout the Company.  The Company maintains a performance-based compensation plan for all short-term loan and credit services store employees based on gross profit, net income and other seasonal contests.

Competition

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenue, profitability and ability to expand.

The Company competes primarily with other pawn store operators and other specialty consumer finance operators. There are three large publicly-held pawnshop operators of which First Cash is the smallest. There are many public and privately held operators of short-term loan stores, some of which are significantly larger than the Company. There is also significant competition in the short-term loan and credit services industries from internet-based providers of such products, many of which have significantly larger operations than the Company's. In addition, the pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and short-term loans, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

In its retail operations, the Company's competitors include numerous retail and wholesale stores, including jewelry stores, rent-to-own stores, discount retail stores, consumer electronics stores, other specialty retailers, on-line retailers, on-line auction sites, on-line classified advertising sites and other pawnshops. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many retailers have significantly greater financial resources than the Company.

Governmental Regulation

General

The Company is subject to extensive regulation of its pawn, credit services, short-term loan and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. Many of these statutes and regulations prescribe, among other things, the terms of the Company's pawn and loan agreements, the maximum service fees and/or interest rates that may be charged and related customer disclosures and other operating practices. In many jurisdictions the Company must obtain and maintain regulatory operating licenses and permits. These regulatory agencies have broad discretionary authority. The Company is also subject to U.S. and Mexican federal and state regulations relating to the reporting and recording of certain currency transactions.

In both the U.S. and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the costs to a consumer for pawn and short-term loans, which are higher than the interest generally charged by banks, credit unions or credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the U.S. and Mexico) and in various local jurisdictions (in the U.S. and Mexico) to prohibit or restrict pawn loans, short-term loans, credit services and the related service charges. There are several instances of this type of legislation currently pending at federal, state and local levels in both the U.S. and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or short-term loans.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan or credit services industries were taken at a federal level in the United States or Mexico, or in certain U.S. or Mexican states or municipalities where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's pawn and short-term lending, credit services and retail activities and revenue. There can be no assurance that additional federal, state or local legislation in the U.S. or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over consumer financial services activities. In recent years, further legislation and regulations have been enacted or proposed which would further increase such regulation of the consumer finance industry, which includes regulations and restrictions specific to pawn, credit services and short-term loan/payday advance operations.

For example, during 2006, the United States Congress enacted legislation that capped the annual percentage rate charged on short-term/payday advance loans made to active military personnel at 36%; this legislation became effective in October 2007. The Company does not have, nor does it intend to develop, any short-term/payday loan or credit services products bearing an effective interest and fee rate of 36% per annum or less, as the Company believes the losses and servicing costs associated with lending to the Company's traditional customer base would exceed the revenue produced at that rate. As a result, the Company does not have a loan product to offer active military personnel.

More recently, legislation has been proposed or introduced in the current session of the U.S. Congress that could, among other things, place a cap on the effective annual percentage rate ("APR") on all consumer loan transactions (which would encompass both the Company's short-term loan/payday advance, credit services and pawn businesses), place a cap on the dollar amount of fees that may be charged for consumer loans and credit services, ban rollovers (payment of a fee to extend the term of a consumer loan), require the Company to offer an extended payment plan, allow for minimal origination fees for consumer loans or credit services transactions originated over the internet, limit refinancings and the rates to be charged for refinancings and require lenders to be bonded. Additionally, proposed legislation to establish a consumer financial protection agency with broad regulatory powers specifically over consumer credit products has been introduced in both the House of Representatives and the Senate in the current session of the Congress. The Company cannot currently assess the likelihood of this or similar federal or state legislation or regulations being enacted. If this type of legislation is enacted, it could have a potentially materially adverse effect on the Company's financial condition and results of operations. All of the Company's pawn loan, short-term loan and credit services products bear interest and fees of more than 36% per annum. Such products and services in the U.S. comprised approximately 25% of the Company's total revenue in 2009. There can be no assurance that additional restrictive legislative and regulatory activity at the federal level affecting all short-term loan and credit services products will not be introduced or enacted.

In connection with credit services/short-term loan transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the finance charges associated with consumer loan and credit services transactions.

Under the Bank Secrecy Act, the U.S. Department of the Treasury (the "Treasury Department") regulates transactions involving currency in an amount greater than $10,000 and the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day.

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

The federal Fair and Accurate Credit Transactions Act ("FACTA") requires the Company to adopt written guidance and procedures for detecting, preventing, and responding appropriately to mitigate identity theft and to adopt various coworker policies, procedures, and provide coworker training and materials, that address the importance of protecting non-public personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate. The Company plans to implement a program prior to the Federal Trade Commission's revised implementation date of June 1, 2010.

U.S. State and Local Regulations

The Company operates pawn stores in seven U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, which includes Texas, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C. and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

Under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with reports of all daily transactions involving pawns and over-the-counter merchandise purchases. These daily transaction reports are designed to provide local law enforcement officials with a detailed description of the merchandise involved, including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. Goods held to secure pawns or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners. Historically, the Company has not found the volume of the claims to have a materially adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners.

The Company offers a credit services product in the states of Texas and Maryland. In Texas, First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, operates as a registered credit services organization as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term loan from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer's right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd. credit services location must be registered as a credit services organization and pay a registration fee. The Company has a wholly-owned subsidiary which operates as a registered credit services organization in Maryland, and which operates under a similar structure as described for Texas. Regulators in the state of Maryland have initiated actions to further scrutinize credit services operations.

Legislation relating to pawn loans, credit services, installment loans and other short-term loan products has been either proposed, is still pending or has been recently enacted in several state legislatures, including the states of Texas, Illinois, Maryland and South Carolina, where the Company has pawn, credit services and short-term loan operations.  In general, such legislation lowers the maximum allowable interest rates on loans and/or significantly restricts the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products financially less profitable and could restrict or even eliminate the availability of short-term loan, pawn loan and credit services products in some or all of the states in which the Company offers such products.  For example, legislation was introduced in the 2009 session of the Texas legislature which would have severely restricted and/or prohibited the Company's ability to operate as a credit services organization in Texas, where it offers credit services in 110 short-term loan stores, 59 pawnshops and 39 Cash & Go, Ltd. kiosks which generated approximately $39,602,000 of revenue from credit services products in fiscal 2009. While no legislation affecting credit services operations was enacted in the 2009 session, there can be no assurance that additional legislative or regulatory initiatives will not be proposed in the next session in 2011 which would eliminate or restrict the Company's ability to operate as a credit services organization in the state of Texas. If such legislation or regulations were enacted, especially in Texas, it would have a materially adverse impact on the revenue and profitability of the Company, as the Company derived approximately $39,602,000 in revenue, which is 11% of total revenue, from its credit services product in Texas in fiscal 2009. In Maryland, legislation has recently been proposed which could restrict or prohibit credit services operations in the state, where the Company generated revenues of approximately $2,896,000 from credit services during fiscal 2009. In Illinois, legislation has been proposed from time to time which could restrict or prohibit certain consumer installment and payday lending products. The Company operates ten stores in Illinois which generated approximately $7,773,000 in revenue from consumer installment lending and payday loan products in fiscal 2009. In South Carolina, legislation became effective in 2010 which will further restrict customer access to payday advance products, where the Company generated approximately $253,000 in revenue from payday advance lending products in fiscal 2009. The Company cannot currently assess the likelihood that proposed legislation or regulations, such as described above, will be enacted; however, if such legislation or regulations were enacted in certain jurisdictions, it could have a materially adverse impact on the revenue and profitability of the Company.

Many local government entities also prohibit or restrict pawn, other consumer finance and check cashing activities through zoning ordinances. Such ordinances can restrict the ability of the Company to move, expand, remodel or relocate store locations, and in some cases cause existing stores to be closed. In some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

Mexico Regulations

The pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections, public safety and employment matters, among others, by various federal, state and local governmental agencies.  In addition, federal law in Mexico provides for administrative regulation of the pawnshop industry by PROFECO, the federal consumer protection agency. PROFECO regulates the form and terms of pawn loan contracts and many operating standards and procedures for pawnshops, including retail operations. The Company's unsecured short-term loan products in Mexico are regulated by CONDUSEF, the federal banking and financial services regulator. The Company's pawn and short-term lending operations in Mexico are also subject to federal regulations which require the Company to register its operations and loan contracts and provide that the Company disclose the interest rate and fees charged on pawn and short-term loan transactions. Certain state and local governmental entities in Mexico also regulate pawn and other consumer finance and retail operations through state laws and local zoning and permitting ordinances. These agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory and licensing/permitting issues.

Both federal and state legislation in Mexico has recently been proposed which would further regulate or potentially restrict the ability of the Company to provide pawn loans or other short-term loans. Such proposals typically contain restrictions on contract terms, interest rates and/or service fees, potentially restrict or eliminate the ability of "for profit" entities to offer these services and provide for greater overall regulatory oversight by PROFECO and/or CONDUSEF. The Company cannot currently assess the probability of such legislation being enacted nor the potential impact of such legislation. There can be no assurance that additional federal, state or local statutes or regulations in Mexico will not be enacted, or that existing laws and regulations will not be amended. In fiscal 2009, approximately 48% of the Company's revenue was derived from its Mexican operations. Legislation which significantly regulates contract terms, restricts service fees/rates or restricts customer access to the Company's pawn and consumer finance products could have a materially adverse impact on the Company's results of operations and financial condition.

Employees

The Company had approximately 4,200 employees as of March 11, 2010, including approximately 300 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd. had approximately 80 employees as of March 11, 2010. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, Virginia, South Carolina, Illinois, Washington, D.C., Oklahoma and Arkansas, as well as excess employer's indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers' Compensation Act.

Item 1A.   Risk Factors

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

Both pawn and other short-term consumer loan products have come under increased regulation and scrutiny. If changes in regulations affecting the Company's pawn, credit services and short-term loan businesses create increased restrictions, or have the effect of prohibiting loans in the countries and states where the Company offers these products, such regulations could materially impair or reduce the Company's pawn, credit services and short-term loan businesses and limit its expansion into new markets. The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. Both pawn and short-term consumer loans, including payday advances, have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or short-term loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of the short-term loan and credit services products to consumers, despite the significant demand for such products. In Mexico, similar restrictions and regulations affecting the pawn and consumer loan industries, including licensing restrictions, disclosure requirements and limits on interest rates and/or loan service fees, have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of specialty consumer finance products at some or all of the Company's locations, which would adversely affect the Company's operations and financial condition. A more detailed discussion of the regulatory environment and current developments and risks to the Company is provided in Part I, Item 1.

Media reports and public perception of short-term consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company's short-term loan, credit services and pawn businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for the Company's customers' borrowing needs, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for short-term loan products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a materially adverse effect on the Company's financial condition and results of operations.

Adverse gold market fluctuations could negatively affect the Company's profits. A significant portion of the Company's pawn loans are collateralized with gold jewelry and the Company sells significant quantities of gold acquired through collateral forfeitures or direct purchases from customers. In addition to normal market risks associated with accepting gold as loan collateral and buying and selling gold, the global economic crisis has increased the volatility of commodity markets such as gold. A significant decline in gold prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry.

Risks and uncertainties related to the Company's foreign operations could negatively impact the Company's operating results. The Company has over 330 store locations in Mexico, a country in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest, enforcement of property rights, governmental regulations, public safety and security among others. As in many developing markets, there are also uncertainties in how local law is applied, including areas most relevant to commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, which are beyond the Company's control, which could restrict or eliminate the Company's ability to operate some or all of its locations in Mexico or significantly reduce customer traffic, product demand and the expected profitability of such operations.

The Company's allowance for credit losses for credit services and short-term loans may not be sufficient to cover actual credit losses which could adversely affect its financial condition and operating results. Under the CSO program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the customer's loan. The Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The Company also has customer receivables arising from its short-term loan operations. The Company has to recognize losses resulting from the inability of credit services and short-term loan customers and/or borrowers to repay such receivables or loans and the insufficient realizable value of the collateral securing the loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its short-term loan operations. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change. If the Company's assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company's credit services operations depend in part on the willingness and ability of an unaffiliated third-party lender to make loans to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new loans and to maintain volumes, quality and consistency in its loan programs could cause the Company to lose customers and substantially decrease the revenue and earnings of the Company's credit services business. In addition, the Company's lending and retail operations are dependent upon the Company's ability to maintain retail banking relationships with commercial banks. The Company also relies significantly on outside vendors to provide services such as utilities, store security, armored transport, data and voice networks and other information technology products and services.

The Company's growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company's control. These factors and circumstances could adversely affect the Company's ability to grow through the opening of new store locations. The success of this strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions and suitable lease terms, the Company's ability to attract, train and retain qualified unit associates and management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company's control. The failure to execute this expansion strategy would adversely affect the Company's ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

Increased competition from banks, savings and loans, internet-based lenders, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations. The Company has many competitors to its core lending and merchandise sales operations. The Company's principal competitors are other pawnshops, short-term loan companies, internet-based lenders, consumer finance companies and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of short-term loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, on-line classified advertising sites and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by government sponsored non-profit foundations. The government could take actions that would harm the Company's ability to compete in the Mexico market. In addition, the Company's two largest U.S.-based pawn competitors, both of whom are larger than the Company, have launched significant acquisition expansion programs in Mexico.

A sustained deterioration of economic conditions or an economic crisis could reduce demand or profitability for the Company's products and services and increase credit losses which would result in reduced earnings. In addition, business and financial results may be adversely impacted by unfavorable economic conditions associated with a global or regional economic crisis which include adverse changes in interest or tax rates, effects of government initiatives to manage economic conditions and increased volatility of commodity markets and foreign currency exchange rates. Specifically, a rapid or sustained deterioration in the economy could cause deterioration in the performance of the Company's loan portfolios and in consumer or market demand for pre-owned merchandise or gold such as that sold in the Company's pawnshops.  While the credit risk for much of the Company's pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral.  Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins.  An economic slowdown could result in a decrease in loan demand and an increase in loan defaults on short-term loan and credit services products.  During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce short-term loan balances and related revenue and credit services fees, and could face more difficulty in collecting defaulted short-term loans, which could lead to an increase in loan losses.  As short-term loans and credit services customers generally have to be employed to qualify for a loan, an increase in the unemployment rate would reduce the number of potential customers.

The Company's financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Mexico. During the current global economic crises, the volatility of the exchange rate of the Mexican peso to the U.S. dollar has increased. The Company derives significant revenue, earnings and cash flow from operations in Mexico. The Company's exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity's functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the financial statements of the Company's Mexican subsidiaries are prepared using the Mexican peso as the functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Mexican peso could cause significant fluctuations in the Company's results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent receipts and expenditures are not offsetting in the subsidiary's functional currency. In addition, changes in currency could negatively affect customer demand, especially in Mexico and in U.S. stores located along the Mexican border. In addition, the Company's Mexican-based subsidiaries experience foreign currency exposure to the extent monetary assets and liabilities, including debt, are in U.S. dollars, rather than the subsidiaries' functional currency, which is the Mexican peso. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations.

A decreased demand for the Company's products and services and failure of the Company to adapt to such decreases could adversely affect results. Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers' financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or access to, its products, the Company's revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the short-term loan products and services it offers due to regulatory developments.

Changes in the capital markets or the Company's financial condition could reduce available capital. Although the Company currently has no outstanding balance on its bank line of credit, which expires in April 2010, the Company has in the past accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company's ongoing financial success; however, the Company's future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company's earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company's industry by market participants. Inability to access the credit markets on acceptable terms, if at all, would have a materially adverse effect on the Company's financial condition.

The Company's business depends on the uninterrupted operation of the Company's facilities, systems and business functions, including its information technology and other business systems. The Company's business depends highly upon its employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as internet support, call centers, and processing and making cash advances. Additionally, the Company's storefront operations depend on the efficiency and reliability of the Company's point-of-sale system. A shut-down of or inability to access the facilities in which the Company's online operations, storefront point-of-sale system and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company's ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions.

A security breach of the Company's computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company's systems, which could have a materially adverse effect on the Company's business.

The Company is subject to intangible-asset impairment risk. At December 31, 2009, the Company had goodwill and identified intangible assets totaling $69,731,000 and $521,000, respectively, on its Consolidated Balance Sheet, all of which represent assets capitalized in connection with the Company's acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. The Company may not realize the value of these intangible assets. Management performs periodic reviews of the carrying values of the intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which could adversely affect the Company's results of operations.

The Company depends on its senior management and may not be able to retain those employees or recruit additional qualified personnel. The Company depends on its senior management. The loss of services of any of the members of the Company's senior management could adversely affect the Company's business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot ensure that it would be able to identify or employ such qualified personnel on acceptable terms.

The inability to successfully integrate acquisitions could adversely affect results. The success of an acquisition is subject to numerous internal and external factors, such as the ability to consolidate data processing and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. Failure to successfully integrate an acquisition would have an adverse effect on the Company's results of operations.

Adverse real estate market fluctuations and/or the inability to renew and extend store operating leases could affect the Company's profits. The Company leases most of its locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations, thereby negatively impacting the Company's results of operations. The Company also holds certain developed and undeveloped real estate which could be impacted by adverse market fluctuations. In addition, the inability of the Company to renew, extend or replace expiring store leases could negatively impact the results of operations.

Inclement weather can adversely impact the Company's operating results. The occurrence of weather events such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters, adversely affecting consumer traffic and collection activities at the Company's stores could negatively impact the Company's operating results.

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

Item 1B.   Unresolved Staff Comments

As of December 31, 2009, the Company had no unresolved SEC staff comments.

Item 2.   Properties

The Company owns the real estate and buildings for eight of its pawn stores. The Company leases 550 store locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company's existing leases expire on dates ranging between 2010 and 2019. All current store leases provide for specified periodic rental payments ranging from approximately $635 to $11,150 per month.

The Company also currently owns six other parcels of real estate. Three of the parcels are leased to a buy-here/pay-here car lot operation, one is held for sale and the remaining two parcels are being held for possible development for future pawnshop operations.

The Company currently leases approximately 19,500 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires May 31, 2015, currently provides for monthly rental payments of approximately $26,000. The Company leases approximately 16,500 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires May 31, 2014, currently provides for monthly rental payments of approximately $4,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for its short-term loan collections and internet-based credit services operations. The lease, which expires February 28, 2013, currently provides for monthly rental payments of approximately $6,200.

The Company's 50% owned joint venture, Cash & Go, Ltd., leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture's existing leases expire on dates ranging between 2010 and 2014. All current Cash & Go, Ltd. leases provide for specified periodic rental payments ranging from approximately $1,300 to $1,900 per month.

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

Item 4.   Reserved

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company's common stock is quoted on the Nasdaq Global Select Market under the symbol "FCFS." The following table sets forth the quarterly high and low closing sales prices per share for the common stock, as reported by the Nasdaq Global Select Market:
		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

2009
	High	$19.21	$18.01	$19.48	$22.68
	Low	11.34	14.33	16.50	17.10

2008
	High	$14.16	$16.88	$19.89	$19.06
	Low	7.54	11.21	14.73	12.30

On March 11, 2010, the closing sales price for the common stock as reported by the Nasdaq Global Select Market was $21.96 per share. On March 11, 2010, there were approximately 59 stockholders of record of the common stock.

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

Recent Issuances of Common Stock

During the period from January 1, 2009 through December 31, 2009, the Company issued 286,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,541,000 (including income tax benefit). During the period from January 1, 2009 through December 31, 2009, the Company issued 312,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $2,337,000 (including income tax benefit). During 2008, the Company granted a total of 15,000 shares of restricted stock to the outside directors of the Company and these shares were issued upon satisfaction of appropriate vesting requirements in 2009. The issuance of these stock options, warrants and restricted stock to officers and employees was exempt under Section 4(2) of the Act, and all holders had access to and/or reviewed copies of Exchange Act filings. No sales commissions were paid with respect to these issuances.

Issuer Purchases of Equity Securities

In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the twelve months ended December 31, 2009, the Company did not repurchase any shares of common stock.

Performance Graph

The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2004 through December 31, 2009, with the cumulative total return on the Nasdaq Composite Index and a peer group index (whose returns are weighted according to their respective market capitalizations) over the same period (assuming the investment of $100 in the Company's common stock, the Nasdaq Composite Index, and the peer group). The 2009 peer group selected by the Company includes Cash America International, Inc., EZCORP, Inc., World Acceptance Corporation, Rent-A-Center, Inc., and Aaron Rents, Inc.

Item 6.   Selected Financial Data

The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8. The information below has been audited for balance sheet dates December 31, 2009 and 2008 and statement of operations for the years ending December 31, 2009, 2008 and 2007.
	Year Ended December 31,

	2009	2008	2007	2006	2005
	(in thousands, except per share amounts and certain operating data)
Income Statement Data:
Total revenue	$365,954	$320,639	$267,062	$225,159	$188,715
Cost of revenue	152,474	127,910	104,764	86,224	72,486

Net revenue	213,480	192,729	162,298	138,935	116,229
Total expenses and other income	146,626	134,098	116,536	100,971	84,175

Income from continuing operations
before income taxes	66,854	58,631	45,762	37,964	32,054
Provision for income taxes	25,003	21,783	16,657	13,667	11,551

Income from continuing operations	41,851	36,848	29,105	24,297	20,503
Income (loss) from discontinued
operations, net of tax	7,913	(58,384)	6,183	7,447	4,880

Net income (loss)	$49,764	$(21,536)	$35,288	$31,744	$25,383

Net income per share:
Basic:
Income from continuing operations	$1.42	$1.24	$0.92	$0.77	$0.65
Net income (loss)	1.68	(0.73)	1.12	1.01	0.81
Diluted:
Income from continuing operations	1.39	1.22	0.89	0.74	0.61
Net income (loss)	1.65	(0.71)	1.08	0.97	0.76

Balance Sheet Data:
Working capital	$101,295	$95,577	$121,750	$93,653	$93,506
Total assets	256,285	265,343	291,548	233,842	185,954
Long-term liabilities	8,555	78,075	69,291	23,485	8,616
Total liabilities	43,846	110,893	90,339	45,246	23,246
Stockholders' equity	212,439	154,450	201,209	188,596	162,708

End of Year Location Counts:
Pawn stores (1)	383	320	276	252	226
Credit services/short-term loan stores
(excluding Cash & Go, Ltd.) (1)	163	162	141	101	71

	546	482	417	353	297

(1)   Includes locations where short-term loans are provided through the CSO program.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company generates most of its revenue from its pawn store operations, as they produced 85% of the Company's revenue during fiscal 2009. The Company's pawn revenue is derived primarily from service fees on pawns and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company also offers a fee-based credit services organization program ("CSO program") to assist consumers, primarily in Texas markets, in obtaining credit. The Company's credit services fees contributed approximately 12% of fiscal 2009 consolidated revenue. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of the Company have terms of 7 to 180 days. The Company records a liability for the estimated fair value of the liability under the letters of credit. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. See additional discussion of the credit loss provision, and related allowances/accruals, in the section titled Results of Continuing Operations.

The Company's short-term consumer loan revenue is approximately 3% of fiscal 2009 consolidated revenue, which is derived primarily from fees on short-term loans. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the loan, which is generally 31 days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. See additional discussion of the credit loss provision, and related allowances/accruals, in the section titled Results of Continuing Operations.

In December 2009, the Company reached an agreement to sell its payday lending and check cashing operations located in California, Washington and Oregon ("West Coast stores"). The Company elected to discontinue its short-term loan operations in Michigan effective March 2009. In addition, certain Texas short-term loan/credit services stores were classified as discontinued operations in both the first and second quarters of 2009. The Company discontinued its Auto Master buy-here/pay-here operation, effective September 2008. The Company discontinued its short-term loan operations in the Washington, D.C. market, effective December 2007. See discussion of discontinued operations below and in Note 5 of Notes to Consolidated Financial Statements. Effective in January 2010, the Company discontinued its payday lending product offered in its three pawn stores located in Oklahoma. The Company generated revenues of approximately $20,000 from payday loan products in these stores during fiscal 2009.

The following table details selected operating metrics regarding the Company's loan products, inventories, and store locations:
	Year Ended December 31,

	2009	2008	2007
Pawn receivable balances at end of period, in thousands:
Pawn stores - U.S.	$31,277	$26,098	$24,738
Pawn stores - Mexico	22,412	18,048	16,516
Short-term loan stores - U.S.	-	2	9
Short-term loan stores - Mexico	30	22	22

Short-term loan receivables and CSO short-term loans at end of period, in thousands (4):
Pawn stores - U.S.	$2,848	$2,717	$3,217
Short-term loan stores - U.S.	10,654	10,438	12,619
Short-term loan stores - Mexico	933	700	314
Internet operations - U.S.	1,216	1,010	-
Cash & Go, Ltd. joint venture kiosks - U.S.	1,338	1,383	1,603

Pawn store inventories at end of period, in thousands:	$34,437	$28,738	$26,870

Pawn store annualized inventory turnover:	4.3x	3.8x	3.4x

Annualized service/finance fee yield (2):
Pawn receivables	159%	157%	157%
Short-term loan receivables, net of credit loss provision	366%	334%	389%

Net short-term loan and credit services loss provision as a
percentage of service fees (1):	26%	28%	28%

Average receivables and CSO loan balances per location at
end of period, in thousands:
Pawn receivables in pawn stores - U.S.	$322	$278	$263
Pawn receivables in pawn stores - Mexico	78	80	91
Short-term loans in pawn stores - U.S. (65, 64 and 65 stores,
respectively) (3)	44	42	49
Short-term loans in short-term loan stores - U.S. (excluding
Cash & Go, Ltd.) (120, 119 and 116 stores, respectively) (3)	89	88	109
Short-term loans in short-term loan stores - Mexico
(43, 43 and 25 stores, respectively)	22	16	13
Short-term loans in Cash & Go, Ltd. joint venture kiosks (3)	34	35	41

Average inventories per pawn location, in thousands:	$90	$90	$97

Average outstanding customer loan amount at December 31:
Pawn receivables - U.S.	$169	$162	$153
Pawn receivables - Mexico	65	63	76
Short-term loan receivables - U.S.	369	331	309
Short-term loan receivables - Mexico	88	100	122
CSO short-term loans held by independent third-party lender - U.S. (4)	451	445	494

Locations in operation (excluding joint venture kiosks):
Beginning of the year	482	417	353
Opened	63	55	67
Acquired	2	16	-
Consolidated/closed	(1)	(6)	(3)

End of the year	546	482	417

Number of locations at end of period:
Pawn stores - U.S.	97	94	94
Pawn stores - Mexico	286	226	182
Short-term loan stores - U.S. (3)	120	117	113
Short-term loan stores - Mexico	33	33	17
Short-term loan stores also offering pawn loans - U.S. (3)	-	2	3
Short-term loan stores also offering pawn loans - Mexico	10	10	8
Cash & Go, Ltd. joint venture kiosks - U.S. (3)	39	39	39

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

(4)

Amounts shown represent the gross amount owed by customers before allowances. Active CSO short-term loans outstanding from the independent third-party lender are not included on the Company's balance sheet.

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
	Year Ended December 31,

	2009	2008	2007
Income statement items as a percent of total revenue:
Revenue:
Pawn merchandise sales	62.7%	60.3%	56.8%
Pawn service fees	22.0	21.8	21.9
Short-term loan and credit services fees	14.9	17.5	20.8
Other	0.4	0.4	0.5

Cost of revenue:
Cost of goods sold	37.7%	34.9%	33.2%
Short-term loan and credit services loss provision	3.9	4.9	5.9
Other	0.1	0.1	0.1

Net revenues	58.3%	60.1%	60.8%

Expenses and other income:
Store operating expenses	27.8%	29.1%	30.8%
Administrative expenses	9.4	9.3	9.3
Depreciation and amortization	2.7	3.2	3.5
Interest expense, net	0.2	0.2	0.1

Income from continuing operations before income taxes	18.2%	18.3%	17.1%
Provision for income taxes	6.8	6.8	6.2
Income from continuing operations	11.4	11.5	10.9

Pawn merchandise sales gross profit margin	39.8%	42.1%	41.5%

Discontinued Operations

In December 2009, the Company reached an agreement to sell all 22 of its West Coast stores to privately-held California Check Cashing Stores, LLC. The Company recorded a gain of $901,000, or $0.03 per share, net of tax, from the sale of these stores in fiscal 2009. The after tax earnings from operations for all of the West Coast stores were $1,376,000, or $0.05 per share in fiscal 2009, $1,716,000, or $0.06 per share in 2008 and $2,165,000, or $0.06 per share in 2007. In addition, the Company discontinued its short-term loan operations in Michigan effective March 2009, and certain Texas short-term loan/credit services stores were discontinued in both the first and second quarters of 2009. Associated with these store closings, the Company recorded year-to-date after tax charges in fiscal 2009 of $1,111,000, or $0.04 per share, $924,000, or $0.03 per share in 2008 and $787,000, or $0.02 per share in 2007. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations.

The Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a related services agreement, the purchaser is collecting the Company's outstanding Auto Master customer notes receivable, which are being reported by the Company as a discontinued asset. After-tax net income from the discontinued Auto Master operation during fiscal 2009 was $6,747,000, or $0.22 per share. The earnings per share of $0.22 realized in fiscal 2009 reflect the excess of the amounts collected in the current year over anticipated collections based on the assumed liquidation fair value methodology utilized in the Company's write-down of these same assets. A non-cash charge of $1.70 per share, or $51,302,000, net of tax, was included as a component of discontinued operations for the year ending December 31, 2008. All revenue, expenses and income from continuing operations reported in this report exclude gains and losses of the discontinued Auto Master operation.

Effective December 2007, the Company discontinued its short-term loan operations in the District of Columbia ("D.C."). This was the result of legislation enacted in the fourth quarter of 2007 to cap the maximum annual percentage rate charged on short-term loans at 24%, which made the short-term loan product financially unviable; therefore, the Company closed its seven short-term loan stores in D.C. All revenue, expenses and income reported in this report have been adjusted to reflect reclassification of the discontinued D.C. operations. Associated with these store closings, the Company recorded an after tax charge of $808,000, or $0.02 per share in 2007. The after tax earnings from operations for the D.C. stores were $3,386,000, or $0.10 per share in 2007, and $243,000, or $0.01 per share in 2008.

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

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with ASC 810-10-10-1, which establishes standards for the consolidation of variable interest entities, the consolidated operating results include those of Cash & Go, Ltd. On June 17, 2009, the Company acquired two pawn stores located in Dallas, Texas. The results of operations for the acquired stores have been consolidated with the Company's results of operations since the acquisition on June 17, 2009. On December 5, 2008, the Company acquired Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max"). Accordingly, the operating results of Presta Max are not included in consolidated operating results prior to December 5, 2008. All significant intercompany accounts and transactions have been eliminated. See Note 4 of Notes to Consolidated Financial Statements.

Receivables and revenue recognition - Receivables on the balance sheet consist of pawn receivables, short-term loan receivables and receivables from discontinued operations. Pawn loan receivables are collateralized by pledged tangible personal property. The Company accrues pawn service fee revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan has an initial term of 30 days, which, depending on state law, can generally be extended from 15 to 60 days. If the pawn is not repaid, the principal amount pawned becomes the carrying value of the forfeited collateral (inventory), which is held for sale.

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

The outstanding customer notes receivable from the discontinued Auto Master operation are collected by a third party according to the terms of a collections service agreement. All principal amounts, finance charges and related fees collected by the purchaser, as well as any proceeds from sales of repossessed vehicles, are remitted to the Company as collected, net of a collection management fee, based on a calculation provided in the collections agreement. Net principal and interest payments collected are applied to the recorded receivable balance. See Note 6 regarding the Company's valuation of the fair value of these notes receivable.

Credit services and short-term loan loss provision - Under the CSO program, letters of credit issued by the Company to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2009 was $15,217,000. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fees, and late fees, all of which the Company records in the short-term loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

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

Inventories - Pawn inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the public. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers are recorded at cost. The cost of pawn inventories is determined on the specific identification method. Pawn inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established, if necessary, when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary. The Company presents merchandise sales net of any sales taxes collected.

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Other than disclosed in Note 5 of Notes to Consolidated Financial Statements, management does not believe any of these assets have been impaired at December 31, 2009 or 2008. Goodwill and identified intangible assets are reviewed annually for impairment based upon their fair value, or more frequently if certain indicators arise. Other than disclosed in Note 5 of Notes to Consolidated Financial Statements, management has determined that goodwill and identified intangible assets have not been impaired at December 31, 2009 or 2008.

Stock-based compensation - Effective January 1, 2006, the Company adopted ASC 718-10-10-01, which establishes standards for the accounting of transactions under share-based payment arrangements. See Note 14 of Notes to Consolidated Financial Statements.

Guarantees - In accordance with the provisions of ASC 460-10, "Guarantees," the Company has determined that the letters of credit issued by the Company to the Independent Lender as part of the CSO program constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that the Company's credit services customer enters into a loan agreement with the Independent Lender. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liabilities under the letters of credit in accrued liabilities.

Foreign Currency Transactions - The Company has significant operations in Mexico, where the functional currency for the Company's Mexican subsidiaries is the Mexican peso. In accordance with the provisions of ASC 830-10-45-07, which establishes standards for the changes in a functional currency, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year. Prior to translation, any U.S. dollar-denominated transactions of the Mexican-based subsidiaries are re-measured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from re-measurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses. See additional discussion of constant currency operating results provided in the section titled "Non-GAAP Financial Information."

Results of Continuing Operations

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008.

The following table details the components of revenue for the fiscal year ended December 31, 2009, as compared to the fiscal year ended December 31, 2008 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average exchange rate of the Mexican peso to the U.S. dollar changed from 11.2 to 1 for fiscal 2008 to 13.5 to 1 for fiscal 2009. The Company's management reviews and analyzes business results on a constant currency basis because the Company believes this better represents the Company's underlying business trends.
	Year Ended December 31,				Increase/(Decrease)
					Constant Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic revenue:
Pawn retail merchandise sales	$66,376	$64,162	$2,214	3%	3%
Pawn scrap jewelry sales	34,454	26,969	7,485	28%	28%
Pawn service fees	38,323	34,116	4,207	12%	12%
Credit services fees	42,498	45,493	(2,995)	(7)%	(7)%
Short-term loan fees	8,046	7,745	301	4%	4%
Other	1,211	1,419	(208)	(15)%	(15)%

	190,908	179,904	11,004	6%	6%

Foreign revenue:
Pawn retail merchandise sales	84,530	64,493	20,037	31%	48%
Pawn scrap jewelry sales	44,097	37,626	6,471	17%	17%
Pawn service fees	42,482	35,741	6,741	19%	34%
Short-term loan fees	3,840	2,867	973	34%	50%
Other	97	8	89	100 + %	100 + %

	175,046	140,735	34,311	24%	36%

Total revenue:
Pawn retail merchandise sales	150,906	128,655	22,251	17%	26%
Pawn scrap jewelry sales	78,551	64,595	13,956	22%	22%
Pawn service fees	80,805	69,857	10,948	16%	23%
Credit services fees	42,498	45,493	(2,995)	(7)%	(7)%
Short-term loan fees	11,886	10,612	1,274	12%	17%
Other	1,308	1,427	(119)	(8)%	(6)%

	$365,954	$320,639	$45,315	14%	19%

The following table details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and inventories as of December 31, 2009, as compared to December 31, 2008 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate. The end of year exchange rate of the Mexican peso to the U.S. dollar changed from 13.8 to 1 at December 31, 2008 to 13.1 to 1 at December 31, 2009.
	Balance at December 31,				Increase/(Decrease)
					Constant Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic customer receivables and
CSO loans outstanding:
Pawn receivables	$31,277	$26,100	$5,177	20%	20%
CSO short-term loans held
by independent third-party (1)	12,837	12,724	113	1%	1%
Short-term loan receivables,
net of allowance	2,189	1,950	239	12%	12%

	46,303	40,774	5,529	14%	14%

Foreign customer receivables:
Pawn receivables	22,442	18,070	4,372	24%	18%
Short-term loan receivables,
net of allowance	887	700	187	27%	20%

	23,329	18,770	4,559	24%	18%

Total customer receivables and
CSO loans outstanding:
Pawn receivables	53,719	44,170	9,549	22%	19%
CSO short-term loans held
by independent third-party (1)	12,837	12,724	113	1%	1%
Short-term loan receivables,
net of allowance	3,076	2,650	426	16%	13%

	$69,632	$59,544	$10,088	17%	15%

Pawn inventories:
Domestic pawn inventories	$17,285	$16,717	$568	3%	3%
Foreign pawn inventories	17,152	12,021	5,131	43%	35%

	$34,437	$28,738	$5,699	20%	17%

(1)   CSO short-term loans outstanding are comprised of the principal portion of active CSO short-term loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn and Short-Term Loan Operations

The overall increase in year-over-year revenue from the pawn and short-term loan operations was due to a combination of same-store pawn revenue growth and the opening of new pawn stores. The increase in pawn revenues was minimally offset by declining U.S. credit services revenue. Same-store revenue in the pawn stores (stores that were in operation during all of the year of both fiscal 2008 and fiscal 2009) increased by 9% on a constant currency basis for fiscal 2009 as compared to fiscal 2008. The significant foreign revenue growth from Mexico is reflective of new store openings and continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Revenue growth in the U.S. was primarily the result of strong demand for pawn loans, increased collateral value for gold jewelry and increased revenue from scrap jewelry sales. The Company believes that it will continue to experience overall growth in pawn revenue in fiscal 2010, assuming the continued strength of customer demand and the opening and maturation of stores. Same-store sales declined by 11% in the Company's U.S. short-term/payday loan stores, as a result of increased competition and rising unemployment, which reduced the pool of potential customers. Revenue generated by the new pawn and short-term loan stores opened since January 1, 2008 increased by $44,347,000 on a constant currency basis, compared to fiscal 2008.

Combined pawn retail and scrap jewelry sales increased by 19% for the year, with Mexico stores contributing 37% growth on a constant currency basis, and U.S. stores generating 11% growth. The 22% increase in pawn scrap jewelry sales during fiscal 2009 was due primarily to a 9% increase in the quantity of scrap jewelry sold and a 10% increase in the weighted-average selling price of scrap gold. The total volume of gold scrap jewelry sold in 2009 was 77,000 ounces at an average cost of $664 per ounce and an average selling price of $979 per ounce. Retail sales of pawn merchandise in the U.S. grew at a lesser rate due to weaker consumer demand in the U.S. and because the Company elected to scrap a greater percentage of pawn jewelry inventories, given increased scrap margins and lower selling costs associated with scrap sales. Retail sales in Mexico grew at a significantly faster rate due primarily to new store openings and maturation of newer existing stores.

Pawn receivables grew by 20% in the U.S., while in Mexico, pawn receivables grew by 18% on a constant currency basis. The increase was primarily the result of increased transaction volumes in the U.S. and Mexico. For example, in the U.S., same-store transaction volumes increased approximately 13%, while the average loan size increased 4%. The 16% increase in pawn service charge revenue (23% on a constant currency basis) was consistent with the increase in pawn loan activity, which reflected increased transaction volumes and loan sizes and continued expansion in Mexico. Service fees from short-term loans and credit services decreased 3% compared to fiscal 2008, which was reflective of a decline in outstanding U.S. short-term loans and CSO loans. The Company attributes the decline to weakened consumer demand for short-term/payday loan products and increased competition.

The gross profit margin on pawn merchandise sales was 40% during fiscal 2009, compared to 42% during fiscal 2008. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 42% during fiscal 2009, compared to 45% in fiscal 2008. Gross margin on sales of scrap jewelry was 35% during fiscal 2009, compared to 37% during fiscal 2008. The decrease in retail margins was reflective of a general weakness in the consumer retailing environment, while the change in the scrap margin was reflective of increased inventory costs. Pawn inventories increased over prior year by 20%, which was reflective of growth in pawn receivable balances, especially in Mexico. At December 31, 2009, the Company's pawn inventories were comprised of 48% gold jewelry, 33% electronics, 9% tools and 10% other.

The Company's short-term loan and credit services loss provision decreased to 26% of short-term loan and credit services fee revenue during fiscal 2009, compared to 28% for the prior year. The Company attributes the decrease in the loss primarily to fewer store openings in 2009, as newer stores typically have above-average credit losses. During fiscal 2009, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for proceeds of $102,000, compared to $421,000 in the prior-year period. Proceeds from the sales reduced the credit loss provision. The Company's loss reserve on short-term loan receivables increased to $186,000, or 5.7% of the gross receivable balance at December 31, 2009, compared to $125,000, or 4.5% of the gross receivable balance at December 31, 2008. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $890,000, or 6.5% of the gross receivable balance at December 31, 2009, compared to $749,000, or 5.6% of the gross receivable balance at December 31, 2008, which is included as a component of the Company's accrued liabilities.

Pawn and short-term loan store operating expenses increased 9% to $101,574,000 during fiscal 2009 compared to $93,290,000 during fiscal 2008, primarily as a result of the net addition of 129 new pawn and short-term loan stores since January 1, 2008, which is a 31% increase in the store count. Operating expenses increased approximately 11% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current year was $103,474,000, which equates to a store-level operating margin of 28%, which equaled the prior-year margin.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 14% to $34,281,000 during fiscal 2009 compared to $29,942,000 during fiscal 2008, which reflected an 18% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased revenue and profitability. Interest expense decreased to $765,000 during fiscal 2009, compared to $793,000 for fiscal 2008.

For fiscal 2009 and 2008, the Company's effective federal income tax rates of 37.4% and 37.2%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state income taxes. The increase in the tax rate was due primarily to an increase in the effective state income tax rates.

Income from continuing operations increased 14% to $41,851,000 during fiscal 2009 compared to $36,848,000 during fiscal 2008. Including the results from the discontinued operations of Auto Master and the West Coast, Michigan, Texas and Washington, D.C. short-term loan/credit services stores, net income was $49,764,000 during fiscal 2009 compared to a net loss of $21,536,000 during fiscal 2008. The net loss in fiscal 2008 is primarily due to the $59,419,000 charge, net of tax, from the discontinued Auto Master operation, while in fiscal 2009 discontinued operations from Auto Master contributed $6,747,000 to after tax net income.

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007.

The following table details the components of revenue for the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2007 (in thousands):
	Year Ended December 31,

	2008	2007	Increase/(Decrease)

Domestic revenue:
Pawn retail merchandise sales	$64,162	$63,068	$1,094	2%
Pawn scrap jewelry sales	26,969	16,203	10,766	66%
Pawn service fees	34,116	31,255	2,861	9%
Credit services fees	45,493	46,320	(827)	(2)%
Short-term loan fees	7,745	8,426	(681)	(8)%
Other	1,419	1,462	(43)	(3)%

	179,904	166,734	13,170	8%

Foreign revenue:
Pawn retail merchandise sales	64,493	49,248	15,245	31%
Pawn scrap jewelry sales	37,626	23,102	14,524	63%
Pawn service fees	35,741	27,116	8,625	32%
Short-term loan fees	2,867	862	2,005	233%
Other	8	-	8	-

	140,735	100,328	40,407	40%

Total revenue:
Pawn retail merchandise sales	128,655	112,316	16,339	15%
Pawn scrap jewelry sales	64,595	39,305	25,290	64%
Pawn service fees	69,857	58,371	11,486	20%
Credit services fees	45,493	46,320	(827)	(2)%
Short-term loan fees	10,612	9,288	1,324	14%
Other	1,427	1,462	(35)	(2)%

	$320,639	$267,062	$53,577	20%

The following table details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and inventories as of December 31, 2008, as compared to December 31, 2007 (in thousands):

	Balance at December 31,

	2008	2007	Increase/(Decrease)

Domestic customer receivables and CSO
loans outstanding:
Pawn receivables	$26,100	$24,747	$1,353	5%
CSO loans held by independent
third-party (1)	12,724	14,421	(1,697)	(12)%
Short-term loan receivables, net of
allowance	1,950	2,039	(89)	(4)%

	40,774	41,207	(433)	(1)%

Foreign customer receivables:
Pawn receivables	18,070	16,538	1,532	9%
Short-term loan receivables, net of
allowance	700	314	386	123%

	18,770	16,852	1,918	11%

Total customer receivables and CSO loans
outstanding:
Pawn receivables	44,170	41,285	2,885	7%
CSO loans held by independent
third-party (1)	12,724	14,421	(1,697)	(12)%
Short-term loan receivables, net of
allowance	2,650	2,353	297	13%

	$59,544	$58,059	$1,485	3%

Pawn inventories:
Domestic pawn inventories	$16,717	$16,853	$(136)	(1)%
Foreign pawn inventories	12,021	10,017	2,004	20%

	$28,738	$26,870	$1,868	7%

(1)   CSO short-term loans outstanding are comprised of the principal portion of active CSO short-term loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Pawn and Short-Term Loan Operations

The 20% increase in year-over-year revenue from the pawn and short-term loan operations was due primarily to a combination of significant same-store revenue growth and the opening of new stores. Same-store revenue in the pawn and short-term loans stores (stores that were in operation during all of the year of both fiscal 2007 and fiscal 2008) increased by 14%, or $35,166,000 in fiscal 2008 as compared to fiscal 2007. Revenue generated by the new pawn and short-term loan stores opened between January 1, 2007 and December 31, 2008 increased by $18,411,000 compared to fiscal 2007. The strong growth in foreign revenue is reflective of continued significant expansion in Mexico, where the Company has concentrated the majority of its store openings over the past several years.

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

Pawn receivables grew by 5% in the U.S., which has a mature store base. In Mexico, pawn receivables grew by 9%, which was negatively impacted by the change in the peso/dollar exchange rate during the fourth quarter, as loans grew by 26% in Mexico on a constant currency basis. The 20% increase in pawn service charge revenue was consistent with the increase in pawn loan activity, which reflected increased consumer demand in all markets and continued expansion in Mexico. Service fees from short-term loans and credit services were essentially flat compared to 2007, which was reflective of a slight decline in outstanding short-term loans and CSO loans.

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

The Company's short-term loan and credit services loss provision was 28% of short-term loan and credit services fee revenue during fiscal 2008, which is consistent with the prior year. During fiscal 2008, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for an aggregate price of $421,000, compared to proceeds of $664,000 for similar transactions in the prior year period. The Company's loss reserve on short-term loan receivables decreased to $125,000, or 4.5% of the gross receivable balance at December 31, 2008, compared to $168,000, or 6.7% of the gross receivable balance at December 31, 2007. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $749,000, or 5.6% of the gross receivable balance at December 31, 2008, compared to $811,000, or 5.3% of the gross receivable balance at December 31, 2007, which is included as a component of the Company's accrued liabilities. The decrease was consistent with the overall decrease in credit services loans outstanding and credit loss experienced in 2008.

Pawn and short-term loan store operating expenses increased 14% to $93,290,000 during fiscal 2008 compared to $82,172,000 during fiscal 2007, primarily as a result of the net addition of 129 new pawn and short-term loan stores between January 1, 2007 and December 31, 2008, which is a 37% increase in the store count.

The net store profit contribution from the pawn and short-term loan operations for the current year improved to $90,553,000, which equates to a store-level operating margin of 28%, compared to a 27% margin in 2007.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 20% to $29,942,000 during fiscal 2008 compared to $24,871,000 during fiscal 2007, which is primarily attributable to increased administrative expenses in Mexico and increased general management and supervisory compensation expenses.

For fiscal 2008 and 2007, the Company's effective federal income tax rates of 37.2% and 36.4%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state income taxes. The increase in the tax rate was due primarily to an increase in the effective state income tax rates.

Income from continuing operations increased 27% to $36,848,000 during fiscal 2008 compared to $29,105,000 during fiscal 2007. Including the results from the discontinued operations of Auto Master and the West Coast, Michigan, Texas and Washington, D.C. short-term loan/credit services stores, the net loss was $21,536,000 during fiscal 2008 compared to net income of $35,288,000 during fiscal 2007.

Liquidity and Capital Resources

As of December 31, 2009, the Company's primary sources of liquidity were $26,777,000 in cash and cash equivalents, $65,058,000 in receivables, $34,437,000 in inventories, $2,638,000 in receivables of discontinued operations from Auto Master and $90,000,000 of available and unused funds under the Company's line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $101,295,000 as of December 31, 2009, and total equity exceeded total liabilities by a ratio of 4.9 to 1.

The Company has $90,000,000 available under its Credit Facility which matures in April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.23% at both December 31, 2009 and March 11, 2010) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. As of December 31, 2009, the Company paid off the remaining balance on its $90,000,000 Credit Facility, of which $68,500,000 was outstanding at the beginning of the year and $43,000,000 million was owed at the beginning of the fourth quarter. The Credit Facility was repaid utilizing cash flows generated from the pawn operations, along with proceeds from the sale of the West Coast stores and continuing residual cash flows from the discontinued Auto Master operation. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2009 and March 11, 2010. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility. The Company is in the process of renewing/extending the Credit Facility which matures in April 2010.

At December 31, 2009, the Company had notes payable to individuals arising from the Presta Max acquisition which totaled $7,689,000 in aggregate and bear interest at 5.5% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $7,689,000 in notes payable, $2,424,000 is classified as a current liability and $5,265,000 is classified as long-term debt.

At December 31, 2009, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $1,687,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. All of the $1,687,000 in notes payable is classified as a current liability.

The following table sets forth certain historical information with respect to the Company's sources and uses of cash (in thousands):
	Year Ended December 31,

	2009	2008	2007
Cash flow from operating activities:
Net income (loss)	$49,764	$(21,536)	$35,288
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11,112	12,122	11,074
Deferred income taxes	16,076	(17,141)	2,056
Share-based compensation	346	310	233
Non-cash portion of credit loss provision	1,735	40,223	43,619
Loss on disposal of Auto Master	-	51,782	-
Net gain on sales of payday loan stores	(1,841)	-	-
Changes in operating assets and liabilities:
Automotive finance receivables	7,566	(38,766)	(66,793)
Finance and service fees receivable	(867)	(180)	(2,901)
Inventories	(7,144)	4,603	(2,736)
Prepaid expenses and other assets	(686)	693	(5,463)
Income taxes payable	3,921	26,966	2,059
Accounts payable and accrued liabilities	4	(1,527)	(713)

Net cash flow provided by operating activities	79,986	57,549	15,723

Cash flow from investing activities:
Pawn customer receivables	(5,322)	(7,078)	(10,038)
Short-term loan customer receivables	(2,340)	(3,142)	(3,898)
Purchases of property and equipment	(15,376)	(20,200)	(23,989)
Distribution to joint venture	(75)	(194)	(63)
Proceeds from sales of payday loan stores	12,014	-	-
Acquisitions of pawn stores	(1,307)	(4,476)	-

Net cash flows used in investing activities	(12,406)	(35,090)	(37,988)

Cash flow from financing activities:
Proceeds from debt	-	44,800	78,875
Payments of debt	(76,199)	(36,065)	(35,125)
Purchases of treasury stock	-	(16,997)	(32,142)
Proceeds from exercise of stock options and warrants	2,118	899	6,816
Income tax benefit from exercise of stock options and warrants	2,759	327	2,481

Net cash flow (used in) provided by financing activities	(71,322)	(7,036)	20,905

Effect of exchange rates on cash	1,513	(592)	-

Change in cash and cash equivalents	(2,229)	14,831	(1,360)
Cash and cash equivalents at beginning of the year	29,006	14,175	15,535

Cash and cash equivalents at end of the year	$26,777	$29,006	$14,175

The profitability and liquidity of the Company is affected by the amount of customer receivables outstanding and related collections of such receivables. In general, revenue growth is dependent upon the Company's ability to fund growth of customer receivable balances and inventories, and the ability to absorb related credit losses.   In addition to these factors, merchandise sales, inventory levels and the pace of store expansions affect the Company's liquidity. Regulatory risks, such as adverse changes in restricting fees or interest charges, could affect future cash flows associated with pawn lending, credit services and short-term loans. Such risks are described in greater detail in Part I, Item 1.

Approximately $20,900,000 of operating cash flows in fiscal 2009 were derived from the collection of Auto Master notes receivable, a discontinued operation more fully described in Note 5 of Notes to Consolidated Financial Statements. The Company expects to receive additional collections from Auto Master notes receivable in the first half of 2010, although at a significantly reduced rate compared to fiscal 2009, as the receivable balances are collected or written-off.

During the period from January 1, 2009 through December 31, 2009, the Company issued 286,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,541,000 (including income tax benefit). During the period from January 1, 2009 through December 31, 2009, the Company issued 312,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $2,337,000 (including income tax benefit). There can be no assurance or expectation of future cash flows from the exercise of stock options or warrants.

The Company intends to continue expansion primarily through new store openings. During fiscal 2009, the Company has opened 64 stores and acquired two stores, of which 60 were new stores in Mexico, one was a U.S. pawnshop and three were U.S. short-term loan stores. The Company anticipates opening approximately 65 to 75 additional pawnshops, primarily in Mexico, during fiscal 2010. The Company does not anticipate opening any new U.S. short-term loan stores in 2010 or thereafter. Capital expenditures, working capital requirements and start-up losses related to new store expansion have been and are expected to continue to be funded primarily through operating cash flow and, if necessary, the Credit Facility. The Company funded $15,376,000 in capital expenditures during fiscal 2009, related primarily to new store locations, and expects to fund capital expenditures at a similar rate, adjusted for the expected increase in store openings, in 2010. The Company's cash flow and liquidity available to fund expansion in fiscal 2009 included net cash flow from operating activities of $79,986,000. In addition, the Company had $90,000,000 available under its Credit Facility at December 31, 2009. Management believes that the amounts available to be drawn under the Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion plans for fiscal 2010.

The Company continually looks for, and is presented with potential acquisition opportunities in the pawn industry. The Company will evaluate potential acquisitions, if any, based upon geographic location, growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire additional stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. Other than the Credit Facility and other existing notes, the Company currently has no written commitments for additional borrowings or future acquisitions.

The Company has 1,360,000 shares of common stock available for repurchase under a 2007-authorized share repurchase program. The number of shares to be purchased in the future and the timing of such purchases will be based on the level of cash balances, available credit facilities, general business conditions and other factors. No time limit is set for the completion of the repurchases under the current program. During fiscal 2009, the Company did not repurchase any shares of common stock. During fiscal 2008, the Company repurchased 1,640,000 shares of common stock at a total price of $16,997,000. During fiscal 2007, the Company repurchased 1,539,000 shares of common stock for a total of $32,142,000 to close out the 2006-authorized program.

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
	Year Ended December 31,

	2009	2008	2007

Cash flow from operating activities	$79,986	$57,549	$15,723
Cash flow from investing activities:
Pawn and short-term loan receivables	(7,662)	(10,220)	(13,936)
Purchases of property and equipment	(15,376)	(20,200)	(23,989)

Free cash flow	$56,948	$27,129	$(22,202)

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company's leverage capacity, liquidity and financial performance. EBITDA from continuing operations for fiscal 2009 totaled $77,625,000, an increase of 12% compared to $69,497,000 for fiscal 2008. The EBITDA margin, which is EBITDA as a percentage of revenue, for fiscal 2009 was 21%, compared to 22% for the comparable prior-year period. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Year Ended December 31,

	2009	2008	2007

Income from continuing operations	$41,851	$36,848	$29,105
Adjustments:
Income taxes	25,003	21,783	16,657
Depreciation and amortization	10,073	10,128	9,438
Interest expense	765	793	133
Interest income	(67)	(55)	(78)

Earnings before interest, income taxes, depreciation
and amortization	$77,625	$69,497	$55,255

Constant Currency

Certain performance metrics discussed in this report are presented on a "constant currency" basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company's management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Pawn scrap jewelry in Mexico is sold in U.S. dollars and, accordingly, does not require a constant currency adjustment. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end of year exchange rate of 13.8 to 1 was used at December 31, 2008, compared to the exchange rate of 13.1 to 1 at December 31, 2009. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year ended December 31, 2008 was 11.2 to 1, compared to the current year rate of 13.5 to 1.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2009, including Cash & Go, Ltd. is as follows:

	Payments Due by Period

	(in thousands)
		Less			More
		Than 1	1 - 3	3 - 5	Than 5
	Total	Year	Years	Years	Years

Operating leases	$66,703	$21,541	$30,180	$12,570	$2,412
Employment and consulting contracts
for officers and directors	7,959	1,970	3,189	1,400	1,400
Revolving credit facility (1)	-	-	-	-	-
Notes payable	9,376	4,111	5,265	-	-
Interest on notes payable	729	422	307	-	-

Total	$84,767	$28,044	$38,941	$13,970	$3,812

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

For short-term loan products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers' applications, determining whether to approve a short-term loan based on an application and determining the amount of the short-term loan. The Company is not involved in the Independent Lender's short-term loan approval processes or in determining the lenders' approval procedures or criteria. At December 31, 2009, the outstanding amount of active short-term loans originated and held by the Independent Lender was $13,727,000.

Since the Company may not be successful in collection of delinquent accounts under the CSO program, the Company's short-term loan loss provision includes amounts estimated to be adequate to absorb credit losses from short-term loans in the aggregate short-term loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Accrued losses of $890,000 on portfolios owned by the Independent Lender are included in "accrued liabilities" in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from short-term loans expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe that inflation has had a material effect on the volume of customer receivables originated, merchandise sales, or results of operations.

Seasonality

The Company's retail operations associated with its pawn business is seasonal in nature with its highest volume of merchandise sales occurring during the first and fourth calendar quarters of each year, which coincide with Valentine's Day and Christmas, respectively. The Company's pawn lending and short-term loan activities are also seasonal, with the highest volume of lending activity occurring during the third and fourth calendar quarters of each year. The Company typically experiences significant reductions in its loan balances in Mexico in December of each year, as many customers receive statutory "Christmas bonuses" which they utilize to pay down debt. In the U.S., loan balances typically decline in the first quarter as a result of income tax refunds which are utilized to pay down consumer debt.

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Consolidated Financial Statements. The Company does not expect recent accounting pronouncements issued and not yet adopted to have a material effect on the Company's financial statement disclosures, financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to risks in the normal course of business. See "Risk Factors" in Item 1A. above and "Market Risks" below for more information about these risks.

Market Risks

Market risks relating to the Company's operations result primarily from changes in gold prices, foreign exchange rates, and interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of merchandise sales are gold jewelry and scrap gold sales. At December 31, 2009, the Company held approximately $16,530,000 in jewelry inventories, representing 48% of total inventory. In addition, approximately $29,036,000, or 54% of total pawn receivables was collateralized by jewelry, which was primarily gold. Of the Company's total retail merchandise revenues during fiscal 2009, approximately $40,000,000, or 27%, was gold jewelry sales. Total scrap jewelry sales in fiscal 2009 were $78,551,000, of which a substantial majority was gold. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company's profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company's subsidiaries in Mexico are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders' equity under the caption, "comprehensive income (loss)." Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company's income statement as incurred. Total peso-denominated net assets related to the Company's Mexican operations were $90,413,000 at December 31, 2009 and the operations in Mexico generated 48% of the Company's fiscal 2009 revenue. During fiscal 2009, net unfavorable foreign currency fluctuations, primarily due to depreciation of the Mexican peso, reduced consolidated revenue growth by 5 percentage points. A significant portion of the reduction in revenue growth was offset by a corresponding reduction in peso-denominated expense growth, and accordingly, the net effect on profitability in 2009 was limited. However, potential future Mexican currency declines against the U.S. dollar, which are not offset, could adversely impact the Company's future results.

Interest Rate Risk

The Company is potentially exposed to interest rate risk related to its long-term line of credit and notes payable, although at December 31, 2009, the Company had no balance outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus an applicable margin based on a defined leverage ratio for the Company. Other notes payable of the Company bear interest at fixed rates. See Note 10 of Notes to Consolidated Financial Statements. Based on the average outstanding indebtedness during the year ended December 31, 2009, a 1% (100 basis points) increase in interest rates would have increased the Company's interest expense by approximately $400,000 for the year ended December 31, 2009.

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Report of Management on Internal Control Over Financial Reporting is included in Item 9A. of this annual report on Form 10-K. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Cash Financial Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Cash Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

Hein & Associates LLP
Dallas, Texas
March 15, 2010

Item 9B.   Other Information

Not applicable.

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

On March 11, 2010, the Company adopted an amended and restated Code of Ethics that applies to all of its directors, officers, and employees. The amended and restated Code of Ethics is provided herein at Exhibit 14.1 and is publicly available on the Company's website at www.firstcash.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its Code of Ethics on its website in accordance with applicable NASDAQ and SEC requirements. Copies of the Company's Code of Ethics are also available, free of charge, by submitting a written request to First Cash Financial Services, Inc., Investor Relations, 690 E. Lamar Blvd., Suite 400, Arlington, Texas 76011.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference from the information provided under the heading "Executive Compensation" of the Company's Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under shareholder-approved plans, including its 1990 Stock Option Plan, its 1999 Stock Option Plan, and its 2004 Long-Term Incentive Plan as of December 31, 2009. Additionally, the Company issues warrants to purchase shares of common stock to certain key members of management, members of the Board of Directors that are not employees or officers, and to other third parties. The issuance of warrants is not approved by shareholders, and each issuance is generally negotiated between the Company and such recipients.

			Number of
			securities remaining
	Number of		available for future
	securities to be	Weighted	issuance under equity
	issued upon exercise of	average exercise price	compensation plans
	outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column A)
	(A)	(B)	(C)

Plan Category
Equity compensation plans
approved by security
holders	3,103,000	$15.89	475,000
Equity compensation plans
not approved by security
holders	464,000	3.27	-

Total	3,567,000	14.25	475,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
	(a)	The following documents are filed as a part of this report:

		(1)	Consolidated Financial Statements:		Page
			Report of Independent Registered Public Accounting Firm		F-1
			Consolidated Balance Sheets		F-2
			Consolidated Statements of Income		F-3
			Consolidated Statements of Changes in Stockholders' Equity		F-4
			Consolidated Statements of Comprehensive Income		F-4
			Consolidated Statements of Cash Flow		F-5
			Notes to Consolidated Financial Statements		F-7

		(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

		(3)	Exhibits:
			3.1(7)	Amended Certificate of Incorporation
			3.2(5)	Amended Bylaws
			4.1(2)	Common Stock Specimen
			10.1(1)	First Cash, Inc. 1990 Stock Option Plan
			10.2 (8)	Consulting Agreement - Phillip E. Powell
			10.3(3)	Acquisition Agreement - Miraglia, Inc.
			10.4(4)	Acquisition Agreement for Twelve Pawnshops in South Carolina
			10.5(4)	Acquisition Agreement for One Iron Ventures, Inc.
			10.6(4)	First Cash Financial Services, Inc. 1999 Stock Option Plan
			10.7(6)	Executive Incentive Compensation Plan
			10.8(7)	2004 Long-Term Incentive Plan
			10.9(9)	Stock Purchase Agreement - Auto Master
			10.10(9)	Third Amendment to the Credit Agreement
			10.11(10)	Amendment to Consulting Agreement - Phillip E. Powell
			10.12(11)	Amended and Restated Employment Agreement - Rick L. Wessel
			10.13(12)	Fourth Amendment to the Credit Agreement
			10.14 (13)	Employment Agreement - Stephen O. Coffman
			10.15(14)	Fifth Amendment to the Credit Agreement
			10.16(15)	Asset Purchase Agreement - Sale of Auto Master to Interstate Auto Group, Inc.
			10.17(15)	Collection Services Agreement - Interstate Auto Group, Inc.
			10.18(16)	Stock Purchase Agreement - Central America Capital, S.A. de C.V.
			14.1(17)	Amended and Restated Code of Ethics
			21.1(17)	Subsidiaries
			23.1(17)	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP
			31.1(17)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			31.2(17)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			32.1(17)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
			32.2(17)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
(6)	Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 30, 2003.
(7)	Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 29, 2004.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0 - 19133) and incorporated herein by reference.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated August 22, 2006 (File No. 0 - 19133) and incorporated herein by reference.
(10)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0 - 19133) and incorporated herein by reference.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 0 - 19133) and incorporated herein by reference.
(12)	Filed as an exhibit to the Current Report on Form 8-K dated September 7, 2007 (File No. 0 - 19133) and incorporated herein by reference.
(13)	Filed as Exhibit A to the Company's Definitive Proxy Statement filed on April 29, 2008.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(15)	Filed as an exhibit to the Current Report on Form 8-K dated December 9, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K dated December 11, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(17)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2010	FIRST CASH FINANCIAL SERVICES, INC. (Registrant)

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
Signature	Capacity	Date

/s/ PHILLIP E. POWELL Phillip E. Powell	Chairman of the Board	March 15, 2010

/s/ RICK L. WESSEL Rick L. Wessel	Vice Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	March 15, 2010

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	March 15, 2010

/s/ TARA U. MACMAHON Tara U. MacMahon	Director	March 15, 2010

/s/ RANDEL G. OWEN Randel G. Owen	Director	March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the three years ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Cash Financial Services, Inc., and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Hein & Associates LLP
Dallas, Texas
March 15, 2010

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2009	2008
ASSETS
Cash and cash equivalents	$26,777	$29,006
Service fees receivable	8,263	6,708
Pawn receivables	53,719	44,170
Short-term loan receivables, net of allowance of $186 and $125, respectively	3,076	2,650
Inventories	34,437	28,738
Prepaid expenses and other current assets	7,093	7,393
Current assets of discontinued operations	3,221	9,730

Total current assets	136,586	128,395

Property and equipment, net	47,980	41,198
Goodwill and intangible assets, net	70,252	75,191
Other	1,467	1,191
Long-term assets of discontinued operations	-	19,368

Total assets	$256,285	$265,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$4,111	$7,048
Accounts payable	1,801	2,280
Accrued liabilities	18,183	21,380
Income taxes payable and deferred taxes payable	10,958	-
Current liabilities of discontinued operations	238	2,110

Total current liabilities	35,291	32,818

Revolving credit facility	-	68,500
Notes payable, net of current portion	5,265	9,389
Deferred income tax liabilities	3,290	186

Total liabilities	43,846	110,893

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; $.01 par value; 10,000 shares authorized; no shares issued
or outstanding	-	-
Common stock; $.01 par value; 90,000 shares authorized;
36,697 and 36,099 shares issued, respectively;
29,857 and 29,258 shares outstanding, respectively	367	361
Additional paid-in capital	117,892	112,750
Retained earnings	198,083	148,319
Accumulated other comprehensive income (loss)	(6,491)	(9,568)
Common stock held in treasury, 6,840 and 6,840 shares at cost, respectively	(97,412)	(97,412)

Total stockholders' equity	212,439	154,450

Total liabilities and stockholders' equity	$256,285	$265,343

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL FIRST CASH SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,

	2009	2008	2007
Revenue:
Pawn merchandise sales	$229,457	$193,250	$151,621
Pawn service fees	80,805	69,857	58,371
Short-term loan and credit services fees	54,384	56,105	55,608
Other	1,308	1,427	1,462

	365,954	320,639	267,062

Cost of revenue:
Cost of goods sold	138,090	111,817	88,750
Short-term loan and credit services loss provision	14,222	15,800	15,772
Other	162	293	242

	152,474	127,910	104,764

Net revenue	213,480	192,729	162,298

Expenses and other income:
Store operating expenses	101,574	93,290	82,172
Administrative expenses	34,281	29,942	24,871
Depreciation and amortization	10,073	10,128	9,438
Interest expense	765	793	133
Interest income	(67)	(55)	(78)

	146,626	134,098	116,536

Income from continuing operations before
income taxes	66,854	58,631	45,762

Provision for income taxes	25,003	21,783	16,657

Income from continuing operations	41,851	36,848	29,105

Income (loss) from discontinued operations, net
of tax (Note 5)	7,913	(58,384)	6,183

Net income (loss)	$49,764	$(21,536)	$35,288

Basic income per share:
Income from continuing operations	$1.42	$1.24	$0.92
Income (loss) from discontinued operations (Note 5)	0.26	(1.97)	0.20

Net income (loss) per basic share	$1.68	$(0.73)	$1.12

Diluted income per share:
Income from continuing operations	$1.39	$1.22	$0.89
Income (loss) from discontinued operations (Note 5)	0.26	(1.93)	0.19

Net income (loss) per diluted share	$1.65	$(0.71)	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Year Ended December 31,

	2009		2008		2007

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred stock:	-	$-	-	$-	-	$-

Common stock:
Balance, beginning of year	36,099	361	35,923	359	35,339	353
Exercise of stock options
and warrants, including
income tax benefit	598	6	176	2	584	6

Balance, end of year	36,697	367	36,099	361	35,923	359

Additional paid-in capital:
Balance, beginning of year		112,750		111,410		101,949
Exercise of stock options
and warrants, including
income tax benefit		4,871		1,224		9,291
Share-based compensation
expense		346		310		233
Distribution to joint venture		(75)		(194)		(63)

Balance, end of year		117,892		112,750		111,410

Retained earnings:
Balance, beginning of year		148,319		169,855		134,567
Net income (loss)		49,764		(21,536)		35,288

Balance, end of year		198,083		148,319		169,855

Accumulated other
comprehensive income (loss):
Balance, beginning of year		(9,568)		-		-
Currency translation
adjustment, net of tax		3,077		(9,568)		-

Balance, end of year		(6,491)		(9,568)		-

Treasury Stock:
Balance, beginning of year	6,840	(97,412)	5,200	(80,415)	3,661	(48,273)
Repurchases of treasury stock	-	-	1,640	(16,997)	1,539	(32,142)

Balance, end of year	6,840	(97,412)	6,840	(97,412)	5,200	(80,415)

Total Stockholders' Equity		$212,439		$154,450		$201,209

F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,

	2009	2008	2007

Net income (loss)	$49,764	$(21,536)	$35,288
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense of
$1,838 and benefit of $5,619 and $0, respectively	3,077	(9,568)	-

Comprehensive income (loss)	$52,841	$(31,104)	$35,288

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2009	2008	2007
Cash flow from operating activities:
Net income (loss)	$49,764	$(21,536)	$35,288
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11,112	12,122	11,074
Deferred income taxes	16,076	(17,141)	2,056
Share-based compensation	346	310	233
Non-cash portion of credit loss provision	1,735	40,223	43,619
Loss on disposal of Auto Master	-	51,782	-
Net gain on sales of payday loan stores	(1,841)	-	-
Changes in operating assets and liabilities:
Automotive finance receivables	7,566	(38,766)	(66,793)
Finance and service fees receivable	(867)	(180)	(2,901)
Inventories	(7,144)	4,603	(2,736)
Prepaid expenses and other assets	(686)	693	(5,463)
Income taxes payable	3,921	26,966	2,059
Accounts payable and accrued liabilities	4	(1,527)	(713)

Net cash flow provided by operating activities	79,986	57,549	15,723

Cash flow from investing activities:
Pawn customer receivables	(5,322)	(7,078)	(10,038)
Short-term loan customer receivables	(2,340)	(3,142)	(3,898)
Purchases of property and equipment	(15,376)	(20,200)	(23,989)
Distribution to joint venture	(75)	(194)	(63)
Proceeds from sales of payday loan stores	12,014	-	-
Acquisitions of pawn stores	(1,307)	(4,476)	-

Net cash flows used in investing activities	(12,406)	(35,090)	(37,988)

Cash flow from financing activities:
Proceeds from debt	-	44,800	78,875
Payments of debt	(76,199)	(36,065)	(35,125)
Purchases of treasury stock	-	(16,997)	(32,142)
Proceeds from exercise of stock options and warrants	2,118	899	6,816
Income tax benefit from exercise of stock options and warrants	2,759	327	2,481

Net cash flow (used in) provided by financing activities	(71,322)	(7,036)	20,905

Effect of exchange rates on cash	1,513	(592)	-

Change in cash and cash equivalents	(2,229)	14,831	(1,360)
Cash and cash equivalents at beginning of the year	29,006	14,175	15,535

Cash and cash equivalents at end of the year	$26,777	$29,006	$14,175

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,

	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,564	$3,170	$2,422

Income taxes	$6,260	$7,931	$13,348

Supplemental disclosure of non-cash operating activity:
Automobile inventory acquired in repossession	$-	$2,245	$2,903

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled
through forfeitures of collateral transferred to inventories	$78,960	$69,815	$59,789

Supplemental disclosure of non-cash financing activity:
Notes payable issued in connection with the acquisition of Presta Max	$-	$15,000	$-

Withholding tax liability related to Presta Max acquisition	$-	$5,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-6

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (the "Company") was incorporated in Texas in July 1988, and was reincorporated in Delaware in April 1991. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawn loans, certain of the Company's pawn stores offer short-term loans and credit services. The Company also operates short-term loan stores that provide short-term loans, credit services, check cashing, and other related financial services. As of December 31, 2009, the Company owned and operated 383 pawn stores and 163 short-term loan stores. The Company is also a 50% owner of Cash & Go, Ltd., a Texas limited partnership that owns and operates 39 financial services kiosks inside convenience stores.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with FASB ASC 810-10-10-1, which establishes standards for the consolidation of variable interest entities, the consolidated operating results include those of Cash & Go, Ltd. In 2009, the Company acquired two pawn stores located in Dallas, Texas, and the results of operations for the acquired stores have been consolidated since the acquisition on June 17, 2009. In 2008, the Company acquired Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max"). Accordingly, the operating results of Presta Max are included in consolidated operating results since the acquisition on December 5, 2008. All significant intercompany accounts and transactions have been eliminated. See Note 4.

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

Credit loss provisions - The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its short-term loan receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (e.g., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowances for credit losses are periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The Company considers short-term loans to be in default if they are not repaid on the due date, and writes off the principal amount and service charge receivable as of the default date. Net defaults and changes in the short-term loan allowance are charged to the short-term loan loss provision. Under the CSO program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the loan. These letters of credit constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

Foreign Currency Transactions - The Company has significant operations in Mexico, where the functional currency for the Company's Mexican subsidiaries is the Mexican peso. In accordance with the provisions of ASC 830-10-45-07, which establishes standards for the changes in a functional currency, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year. Prior to translation, U.S. dollar-denominated transactions of the Mexican-based subsidiaries are re-measured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from re-measurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses, and these gains (losses) for 2009, 2008, and 2007 were ($754,000), $933,000, and ($56,000), respectively.

Store operating expenses - Costs incurred in operating the pawn stores and short-term loan stores have been classified as store operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, insurance, utilities, supplies, depreciation, cash shortages and other costs incurred by the stores.

Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received or if the previous payments are forfeited to the Company.

Inventories - Pawn inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Certain pawn inventories are purchased directly from customers and are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. The cost of pawn inventories is determined on the specific identification method. Pawn inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary. The Company presents merchandise sales net of any sales taxes collected.

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

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Other than disclosed in Note 5, management does not believe any of these assets have been impaired at December 31, 2009 or 2008. Goodwill and identified intangible assets are reviewed annually for impairment based upon their fair value, or more frequently if certain indicators arise. Other than disclosed in Note 5, management has determined that goodwill and identified intangible assets have not been impaired at December 31, 2009 or 2008.

Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their cash nature. See Note 6.

Income taxes - The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. See Note 11.

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense from continuing operations for the fiscal years ended December 31, 2009, 2008 and 2007, was $1,519,000, $1,338,000, and $1,536,000, respectively.

Share-based compensation - ASC 718-10-10-01 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10-10-01. The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations of future forfeitures. The Company records share-based compensation cost as an administrative expense. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by ASC 740-20-45-11. See Note 14.

Earnings per share - Basic income per share is computed by dividing income by the weighted average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):
	Year Ended December 31,

	2009	2008	2007
Numerator:
Income from continuing operations for calculating basic
earnings per share	$41,851	$36,848	$29,105
Interest on convertible note, net of taxes	-	-	43

Income from continuing operations for calculating diluted
earnings per share	41,851	36,848	29,148

Income (loss) from discontinued operations	7,913	(58,384)	6,183

Net income (loss) for calculating diluted earnings per share	$49,764	$(21,536)	$35,331

Denominator:
Weighted-average common shares for calculating basic
earnings per share	29,559	29,575	31,564
Effect of dilutive securities:
Convertible note payable	-	-	54
Stock options, warrants and restricted stock	632	641	1,206

Weighted-average common shares for calculating diluted
earnings per share	30,191	30,216	32,824

Basic earnings per share:
Income from continuing operations	$1.42	$1.24	$0.92
Income (loss) from discontinued operations	0.26	(1.97)	0.20

Net income (loss) per basic share	$1.68	$(0.73)	$1.12

Diluted earnings per share:
Income from continuing operations	$1.39	$1.22	$0.89
Income (loss) from discontinued operations	0.26	(1.93)	0.19

Net income (loss) per diluted share	$1.65	$(0.71)	$1.08

Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Significant estimates include allowances for doubtful accounts receivable and related credit loss provisions, Auto Master customer receivables and impairment of goodwill.

Reclassification - Certain amounts for the years ended December 31, 2007 and 2008 have been reclassified in order to conform to the 2009 presentation.

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") issued ASC 105-10-05, "Generally Accepted Accounting Principles," which establishes the Accounting Standards Codification ("Codification" or "ASC") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.

GAAP is not intended to be changed as a result of the Codification, but the ASC does change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

In September 2006, the FASB issued ASC 820-10, "Fair Value Measurements and Disclosures" ("ASC 820-10"), which defines fair value to be the price that would be received when an asset is sold or paid when a liability is transferred in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. On January 1, 2008, the Company adopted ASC 820-10 for its financial assets and financial liabilities, and on January 1, 2009, the Company adopted ASC 820-10 for its nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820-10 for financial assets and financial liabilities did not have a material effect on the Company's financial position or results of operations and did not materially impact how the Company determines fair value. See Note 6.

In December 2007, the FASB issued ASC 805-10-65, "Transition Related to FASB Statement No. 141 (Revised 2007), Business Combinations" ("ASC 805-10-65"). ASC 805-10-65 establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition in June 2009, as reported in Note 4, was accounted for in accordance with ASC 805-10-65. The application of ASC 805-10-65 will cause management to evaluate future transaction returns under different conditions, particularly the near-term and long-term economic impact of expensing transaction costs up front.

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

In May 2009, the FASB issued ASC 855-10, "Subsequent Events" ("ASC 855-10"), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, "Amending FASB Interpretation No. 46(R)," was adopted into the Accounting Standards Codification in section ASC 810-10-65 in December 2009 through the issuance of Accounting Standards Update ("ASU") 2009-17. The revised guidance amends FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. ASC 810-10-65 is effective for fiscal years beginning after November 15, 2009. The Company does not expect ASC 810-10-65 to have a material effect on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value," which amends ASC 820-10, "Fair Value Measurements and Disclosures - Overall," for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of the identical liability when traded as an asset, a quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 was effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 on October 1, 2009, which did not have a material effect on the Company's financial position or results of operations.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. The revised guidance, which was issued as ASU 2010-6, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," was adopted into the Accounting Standards Codification in subtopic 820-10, which requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the roll-forward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the roll-forward of activity on a gross basis for Level 3 fair value measurement, which will be effective for reporting periods beginning after December 15, 2010. The Company does not expect ASU 2010-6 to have a material effect on the Company's financial statement disclosures.

NOTE 3 - CAPITAL STOCK

In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized share repurchase program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the twelve months ended December 31, 2009, the Company did not repurchase any shares of common stock. During fiscal 2008, the Company repurchased 1,640,000 shares of common stock at a total price of $16,997,000. During fiscal 2007, the Company repurchased 1,539,000 shares of common stock for a total of $32,142,000 to close out the 2006-authorized program.

NOTE 4 - ACQUISITIONS

Consistent with the Company's strategy to continue its expansion of pawn stores in selected U.S. markets, in June 2009, the Company acquired the pawn loans receivable, inventory and all other operating assets of two pawn stores, located in Dallas, Texas, for a total purchase price of $1,307,000, which was paid in cash. The Company allocated $873,000 of the purchase price to the net assets of the stores, which were composed primarily of pawn receivables and inventory. The excess purchase price over the estimated fair market value of the assets acquired has been recorded as goodwill in the amount of $434,000, which is expected to be deductible for tax purposes. The results of operations for the acquired stores have been consolidated with the Company's results of operations since the acquisition on June 17, 2009. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company's consolidated financial position or results of operations.

Consistent with the Company's strategy to continue its expansion of pawn stores in Mexico, the acquisition of 16 pawn stores located in southern Mexico from Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name "Presta Max") was completed in December 2008. The purchase price for all of the common stock of Presta Max was $25,000,000, consisting of a cash payment of $10,000,000 and $15,000,000 in short- and long-term notes payable to the selling shareholders of Presta Max. The Company withheld $5,000,000 from the cash payment for the seller's required Mexican income tax withholding, which it remitted to Mexican tax authorities in January 2009.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the amount of $21,310,000, which is expected to be deductible for tax purposes.

The allocation of the purchase price is as follows (in thousands):
Cash	$524
Accrued service fees	136
Pawn receivables	1,808
Inventory	1,391
Other current assets	98
Property and equipment	880
Goodwill	21,310
Intangible assets	644
Current liabilities	(1,791)

Purchase price	$25,000

The results of operations of the acquired stores have been consolidated with the Company's results of operations since the acquisition on December 5, 2008. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company's consolidated financial position or results of operations.

NOTE 5 - DISCONTINUED OPERATIONS

Short-Term Loan Operations

Effective December 2009, the Company reached an agreement to sell all 22 of its stores located in California, Washington and Oregon ("West Coast stores") to privately-held California Check Cashing Stores, LLC. This decision is the result of the Company's strategy to increase focus on its pawn operations and further reduce regulatory exposure from payday lending products. Under the terms of the agreement, the buyer purchased the outstanding customer receivables, customer account lists and fixed assets, assumed leases at all the store locations and hired a significant number of the employees. The Company recorded a gain of $901,000, or $0.03 per share, net of tax, from the sale of these stores in 2009. The after tax earnings from operations for the West Coast stores were $1,376,000, or $0.05 per share in 2009, $1,716,000, or $0.06 per share in 2008 and $2,165,000, or $0.06 per share in 2007.

The Company completed the sale of eight short-term/payday loan stores in Michigan to another operator in the third quarter of 2009 and closed the remaining four stores in Michigan. Under the terms of the asset purchase agreement, the buyer purchased the outstanding customer receivables, customer account lists and fixed assets, assumed leases at all the store locations and hired a significant number of the employees. In addition, five under-performing short-term loan/credit services stores in Texas were closed during the first quarter of 2009 and four such stores were closed during the second quarter of 2009. Associated with this sale and these store closings, the Company recorded after tax charges of $1,111,000, or $0.04 per share in 2009, $924,000, or $0.03 per share in 2008 and $787,000, or $0.02 per share in 2007.

The Company discontinued its short-term/payday loan operations in the District of Columbia ("D.C.") effective December 2007. This decision was the result of legislation enacted by the D.C. city council to cap the maximum annual percentage rate charged on short-term loans at 24%, which made the Company's short-term loan product financially unviable. Associated with these store closings, the Company recorded an after tax charge of $808,000, or $0.02 per share in 2007. The after tax earnings from operations for the D.C. stores were $3,386,000, or $0.10 per share in 2007, and $243,000, or $0.01 per share in 2008.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations. The carrying amounts of the assets and liabilities for these discontinued operations at December 31, 2009 were immaterial. The carrying amounts of the assets and liabilities for these discontinued operations at December 31, 2008 included receivables of $3,680,000, which were classified as a component of current assets. In addition, property and equipment of $1,375,000 was classified as a component of non-current assets.

The following table summarizes the operating results, including gains or losses from disposition, of the West Coast, Michigan, Texas and D.C. short-term loan/credit services stores which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):
	Year Ended December 31,

	2009	2008	2007

Revenue	$10,231	$13,123	$22,086
Cost of revenue	(1,720)	(1,909)	(4,656)

Net revenue	8,511	11,214	17,430

Expenses and other (gain) loss:
Operating and administrative expenses	6,587	8,442	9,075
Depreciation and amortization	296	1,134	862
Net (gain) loss on sale or disposal	(471)	-	1,270

	6,412	9,576	11,207

Contribution before taxes	2,099	1,638	6,223

Tax expense	(933)	(603)	(2,267)

Net contribution	$1,166	$1,035	$3,956

Auto Master Buy-Here/Pay-Here Operation

In September 2008, the Company decided to exit the buy-here/pay-here automotive business through the sale or liquidation of its Auto Master business unit. The decision to discontinue Auto Master was primarily the result of the Company's desire to focus on its core pawn operations in the U.S. and Mexico. On December 3, 2008, the Company completed the disposition of certain assets of Auto Master through an agreement ("Purchase Agreement") with Interstate Auto Group, Inc. ("IAG," DBA "CarHop"). The Purchase Agreement provided for the sale of certain assets of Auto Master, primarily consisting of inventory, fixed assets and other assets, for an aggregate purchase price of $4,721,000. In addition, under the terms of the Purchase Agreement, the Company had assigned the leases of the dealership lots to IAG. IAG also hired a significant number of the Company's sales and collection employees. A separate collections agreement ("Collections Agreement") provides that IAG manage all collections and loan servicing activities of Auto Master's outstanding customer receivable portfolio. All principal amounts, finance charges and related fees collected by CarHop, as well as any proceeds from sales of repossessed vehicles, are remitted to the Company as collected, net of a collection management fee, based on a calculation as described in the Collections Agreement. The Company expects to receive these cash flows over the term of the outstanding customer notes receivable, the majority of which mature in 2009 and 2010. These are considered to be indirect cash flows as the Company has limited control over the collections operations of IAG. As a result, the customer receivables balances are not considered as held for sale and are reported in discontinued operations for all periods presented.

All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued Auto Master operation. Discontinued operations include the revenue and expenses which can be specifically identified with Auto Master, and excludes any allocation of general administrative corporate costs, except interest expense. Interest expense in fiscal 2009 and 2008 of $773,000 and $2,445,000, respectively, was allocated to Auto Master based on the amount of net funds advanced to Auto Master at the Company's corporate cost of funds.

After-tax net income from the discontinued Auto Master operation during fiscal 2009 was $6,747,000, or $0.22 per share. These earnings reflect the excess of the amounts collected in the current year over anticipated collections based on the assumed liquidation fair value methodology utilized in the Company's write-down of these same assets. The Company has realized net cash collections of $20,936,000 on these accounts during 2009 and recorded a pre-tax benefit of approximately $13,370,000. The Company believes cash collections of these Auto Master receivables will generate additional income in the first half of 2010, although at a significantly reduced rate compared to fiscal 2009, as the receivable balances are collected or written-off.

For 2008, Auto Master recorded a loss from discontinued operations of $59,419,000. This included a non-cash loss on the disposal of Auto Master of $1.70 per share, net of tax, or $51,302,000, which is included as a component of discontinued operations for the year ended December 31, 2008. Approximately $31,937,000, net of tax benefit, of this charge was a non-cash fair-value adjustment to customer notes receivables. A non-cash impairment charge related to a write-off of goodwill and intangible assets accounts for $12,302,000, net of tax benefit, of the total charge, while other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining estimated charge of $7,063,000, net of tax benefit.

At December 31, 2009, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $12,319,000, which the Company is carrying, as a component of current assets, at an estimated fair value of $2,638,000. Real property held for sale is carried at a fair value of $583,000, which is classified as a component of current assets. Certain real property of Auto Master previously classified on the balance sheet as a discontinued asset held for sale in the amount of $4,492,000, was reclassified to continuing operations in fiscal 2009.

The carrying amounts of the major classes of assets for the discontinued Auto Master operation at December 31, 2008 included other assets of $569,000, automotive finance receivables of $4,898,000, and real property held for sale of $583,000, which were classified as a component of current assets. In addition, automotive finance receivables of $5,306,000 and deferred tax assets of $12,687,000 were classified as a component of non-current assets, and accounts payable of $85,000 and accrued liabilities of $2,025,000 were classified as a component of current liabilities.

The Auto Master operation was previously accounted for as a reportable segment. As a result of the decision to discontinue the Auto Master operation, the Company does not have any reportable segments.

The following table summarizes the operating results of Auto Master, which has been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):
	Year Ended December 31,

	2009	2008	2007

Revenue	$131	$85,751	$108,188
Cost of revenue	(115)	(76,680)	(85,344)

Net revenue	16	9,071	22,844

Expenses and other (gain) loss:
Operating and administrative expenses	1,337	20,700	18,759
Depreciation and amortization	-	859	584
Gain on excess collections	(13,370)	-	-
Loss on disposal	-	78,925	-

	(12,033)	100,484	19,343

Contribution (loss) before taxes	12,049	(91,413)	3,501

Tax benefit (expense)	(5,302)	31,994	(1,274)

Net contribution (loss)	$6,747	$(59,419)	$2,227

NOTE 6 - FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC 820-10 on January 1, 2008 for financial assets and liabilities, and, January 1, 2009 for nonfinancial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. In accordance with the provisions of ASC 360-10-35-17, which establishes standards related to recognizing impairments of assets, Auto Master customer notes receivable were written down to their estimated fair value at December 31, 2008, resulting in an impairment charge of $49,134,000, before income tax benefit, which was included in discontinued operations for fiscal 2008. The fair value of the customer receivables was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flow from the collections and/or sale of these receivables. As required by ASC 820-10-35-37, which establishes standards for determining fair value measurements, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company's financial instruments by ASC 820-10-35-37 pricing levels as of December 31, 2009 and 2008 (in thousands):
Fair Value Measurements Using

Quoted
Prices In
		Active	Significant
		Markets for	Other	Significant
	Automotive	Identical	Observable	Unobservable	Total
	Finance	Assets	Inputs	Inputs	Gains
	Receivables	(Level 1)	(Level 2)	(Level 3)	(Losses)
Balance at:
December 31, 2009	$2,638	$-	$-	$2,638	$-

December 31, 2008	$10,204	$-	$-	$10,204	$-

The following table summarizes the changes in the fair value of the Company's level 3 assets (in thousands):
	Year Ended December 31,

	2009	2008
Level 3 Assets - Automotive Finance Receivables:
Balance at beginning of year	$10,204	$-
Establishment of fair value measurement	-	12,872
Net cash collections of principal	(20,936)	(7,320)
Adjustments for realized gains from collections	13,370	4,652

Balance at end of year	$2,638	$10,204

NOTE 7 - CUSTOMER RECEIVABLES AND VALUATION ACCOUNTS

Customer receivables, net of unearned finance charges, consist of the following (in thousands):
		Short-Term
	Pawn	Loan	Total

December 31, 2009
Total customer receivables	$53,719	$3,262	$56,981
Less allowance for doubtful accounts	-	(186)	(186)

	$53,719	$3,076	$56,795

December 31, 2008
Total customer receivables	$44,170	$2,775	$46,945
Less allowance for doubtful accounts	-	(125)	(125)

	$44,170	$2,650	$46,820

Changes in the allowance for short-term loan credit losses are as follows (in thousands):
	Year Ended December 31,

	2009	2008	2007

Balance at beginning of year	$125	$168	$48
Provision for credit losses	1,735	1,593	997
Charge-offs, net of recoveries	(1,674)	(1,636)	(877)

Balance at end of year	$186	$125	$168

Automotive finance receivables at December 31, 2009 and 2008 are recorded at fair value as described in Note 6. These balances are included with current and long-term assets of discontinued operations in the accompanying December 31, 2009 and 2008 balance sheets.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment used in continuing operations consist of the following (in thousands):
	Year Ended December 31,

	2009	2008

Land	$6,629	$5,736
Buildings	2,629	1,002
Furniture, fixtures, equipment and leasehold improvements	93,981	84,458

	103,239	91,196

Less: accumulated depreciation	(55,259)	(49,998)

	$47,980	$41,198

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,

	2009	2008

Deferred revenue	$4,861	$4,048
Accrued compensation	4,184	4,553
Sales, property and payroll withholding taxes payable	3,973	8,466
Benefits liabilities and withholding payable	932	263
Reserves for expected losses on outstanding CSO letters of credit	890	749
Noncontrolling interest in Cash & Go, Ltd. joint venture	721	779
Money order and money transfer settlements payable	38	469
Other	2,584	2,053

	$18,183	$21,380

NOTE 10 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE

The Company maintains a line of credit with two commercial lenders ("the Credit Facility") in the amount of $90,000,000 with a term that extends through April 2010. The Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.23% at December 31, 2009) plus a fixed interest rate margin of 1.375%. Amounts available under the Credit Facility are limited to 300% of the Company's earnings before income taxes, interest, depreciation and amortization for the trailing twelve months. At December 31, 2009, the Company had no amount outstanding under the Credit Facility and had $90,000,000 available for borrowings. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2009. The Company is required to pay an annual commitment fee of 1/8 of 1% on the average daily-unused portion of the Credit Facility commitment. The Company's Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters. Substantially all of the unencumbered assets of the Company have been pledged as collateral against indebtedness under the Credit Facility.

At December 31, 2009, the Company had notes payable to individuals arising from the Presta Max acquisition which totaled $7,689,000 in aggregate and bear interest at 5.5% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $7,689,000 in notes payable, $2,424,000 is classified as a current liability and $5,265,000 is classified as long-term debt.

At December 31, 2009, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $1,687,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. All of the $1,687,000 in notes payable is classified as a current liability. As of December 31, 2009, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2009 are as follows (in thousands):

Fiscal
2010	$4,111
2011	2,559
2012	2,706
2013	-
2014	-
Thereafter	-

$9,376

NOTE 11 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2009, 2008 and 2007 consist of the following (in thousands):
	Year Ended December 31,

	2009	2008	2007

Income from continuing operations before income taxes	$66,854	$58,631	$45,762

Current:
Federal	$9,702	$14,849	$7,632
Foreign	9,564	6,131	3,751
State and local	1,479	1,030	1,150

	20,745	22,010	12,533
Deferred	4,258	(227)	4,124

	$25,003	$21,783	$16,657

The provision for income taxes related to discontinued operations was a $6,235,000 expense, $31,391,000 benefit and $3,541,000 expense for the years ended December 31, 2009, 2008 and 2007, respectively.

The principal current and non-current deferred tax assets and liabilities consist of the following (in thousands):
	Year Ended December 31,

	2009	2008
Deferred tax assets:
Foreign tax credits	$4,520	$5,592
Cumulative foreign translation adjustment	3,812	5,615
Auto Master receivables tax-basis difference	-	4,396
Receivables allowance	362	4,061
Interest accrual on pawn forfeits	733	778
Auto Master net operating loss	-	584
Unrealized currency loss	591	-
Share-based compensation	518	390
Depreciation	338	434
Other	89	416

Total deferred tax assets	10,963	22,266
Valuation allowance on deferred tax assets	-	(584)

Deferred tax assets, net	10,963	21,682

Deferred tax liabilities:
Intangible asset amortization	13,143	12,345
Functional currency tax-basis adjustment	3,090	-
Contract discount on Auto Master receivables	-	8,552
Other	206	489

Total deferred tax liabilities	16,439	21,386

Net deferred tax assets (liablities)	$(5,476)	$296

Reported as:
Prepaid expenses and other current assets	$-	$482
Current deferred tax liabilities	(2,186)	-
Non-current deferred tax liabilities	(3,290)	(186)

Net deferred tax assets (liabilities)	$(5,476)	$296

The effective rate on income from continuing operations differs from the federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,

	2009	2008	2007

Tax at the federal statuatory rate	$23,399	$20,521	$16,017
State income taxes, net of federal tax benefit of $518, $361 and
$365, respectively	961	670	727
Other, net	643	592	(87)

	$25,003	$21,783	$16,657

The Company reports income taxes in accordance with ASC 740-10-05-01, which addresses financial accounting and reporting for the effects of tax positions taken on the Company's income tax returns. ASC 740-10-25-06 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25-06, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-25-56 also provides guidance on penalties and interest related to income taxes and requires increased disclosures. Interest and penalties related to income tax liabilities that could arise subsequent to the adoption of ASC 740-10-25-56 would be classified as interest expense in the Consolidated Statements of Income.

As of January 1, 2009 and December 31, 2009, the Company had no unrecognized tax benefits and therefore, the Company did not have a liability for accrued interest and penalties. The Company does not believe that its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States and Mexico, as well as various state and local income tax returns in the United States. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2006 with the exception of three states. With respect to Mexico, the years prior to 2003 are closed to examination. The Company was notified by the U.S. Internal Revenue Service in April of 2009 that its U.S. federal income tax returns for the years ended December 31, 2006 and 2007 are being examined. Additionally, one of the Mexican subsidiaries is under an income tax examination for its 2006 and 2007 tax years by a Mexican tax authority. As of the close of the calendar year, neither tax jurisdiction has proposed any adjustments.

The Company has cumulative foreign tax credits of $4,520,000 as of the end of 2009, which will expire at the end of 2018. The Company expects that it will utilize the foreign tax credits prior to their expiration.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases, including Cash & Go, Ltd., are as follows (in thousands):

Fiscal
2010	$21,541
2011	17,384
2012	12,796
2013	8,416
2014	4,154
Thereafter	2,412

$66,703

Rent expense from continuing operations under such leases was $20,217,000, $17,534,000, and $15,441,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Litigation

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company's financial position, results of operations, or cash flows.

Guarantees

The Company offers the CSO program to assist certain consumers, in its Texas and Maryland markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis.

These letters of credit constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2009 was $15,217,000 compared to $14,973,000 at December 31, 2008. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term advance and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

The Company is a contingent guarantor on certain leases assumed by third parties related to discontinued operations. The total remaining lease payments under these leases at December 31, 2009 total $711,000.

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly. Other than disclosed in Note 5, management does not believe any of these assets have been impaired at December 31, 2009 or 2008.

Changes in the carrying value of goodwill and other acquired intangible assets, primarily consisting of customer relationships, were as follows (in thousands):

		Intangible
	Goodwill	Assets	Total
December 31, 2009
Balance, beginning of year	$74,547	$644	$75,191
Acquisitions (Note 4)	434	-	434
Sales of payday loan stores (Note 5)	(6,429)	-	(6,429)
Foreign currency adjustments	1,179	18	1,197
Amortization expense	-	(141)	(141)

Balance, end of year	$69,731	$521	$70,252

December 31, 2008
Balance, beginning of year	$53,237	$-	$53,237
Acquisitions (Note 4)	21,310	644	21,954
Amortization expense	-	-	-

Balance, end of year	$74,547	$644	$75,191

The accumulated amortization for goodwill was $8,421,000 and $8,461,000 at December 31, 2009 and 2008, respectively. The accumulated amortization for intangible assets was $145,000 and $0 at December 31, 2009 and 2008, respectively. Intangible assets, which are primarily customer relationships, are being amortized over five years based on the pattern of economic benefits provided. Estimated future amortization expense is approximately $130,000 annually over the next four years.

NOTE 14 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. Under these plans, including the board-approved 1990 Stock Option Plan, the shareholder-approved 1999 Stock Option Plan and the shareholder-approved 2004 Long-Term Incentive Plan (collectively described as the "Plans"), it has granted qualified and non-qualified stock options and restricted stock to officers, directors and other key employees. In addition, the Company has previously issued warrants to purchase shares of common stock to certain key members of management, directors and other third parties.

At December 31, 2009, 475,000 shares were reserved for future grants under the Plans. Historically, stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option and warrant exercises.

Options and warrants outstanding as of December 31, 2009, are as follows (in thousands, except exercise price and life):
Ranges of			Total Warrants	Weighted-Average	Currently
Exercise Prices			and Options	Remaining Life	Exercisable

$0.67	-	$5.00	546	2.8	498
$5.01	-	$10.00	254	5.5	174
$10.01	-	$15.00	1,088	4.5	1,088
$15.01	-	$20.00	1,640	6.1	1,640
$20.01	-	$24.57	39	7.3	13

			3,567		3,413

A summary of stock option and warrant activity for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except exercise price):

	2009		2008		2007

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,216	$12.80	4,345	$12.62	5,033	$12.58
Granted	-	-	100	10.00	35	24.14
Exercised	(599)	3.54	(161)	5.58	(583)	11.69
Canceled or forfeited	(50)	20.00	(68)	14.79	(140)	17.95

Outstanding at end of year	3,567	14.25	4,216	12.80	4,345	12.62

Exercisable at end of year	3,413	14.83	3,972	13.51	4,159	12.71

At December 31, 2009, the aggregate intrinsic value for the options outstanding was $28,399,000, of which $25,717,000 was exercisable at the end of the year, with weighted-average remaining contractual terms of 5.1 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all option and warrant holders exercised their options and warrants on December 31, 2009.

The total intrinsic value of options and warrants exercised for fiscal 2009, 2008 and 2007 was $7,698,000, $943,000 and $6,749,000, respectively. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The Company typically issues shares of common stock to satisfy option and warrant exercises. The tax benefit realized from stock options and warrants exercised during the year ended December 31, 2009 was $2,759,000.

The Company granted 15,000 restricted shares during the fourth quarter of 2008 to the outside directors of the Company and the shares vested during 2009. The restricted shares had a weighted-average fair value of $14.24 per share at the date of grant and an aggregate intrinsic value of $286,000 at December 31, 2008. There were no unvested restricted shares outstanding at December 31, 2009. Holders of restricted shares generally have all the voting and other rights of other common stock shareholders.

The Company's net income includes the following compensation costs related to share-based compensation arrangements (in thousands):
	Year Ended December 31,

	2009	2008	2007
Gross compensation costs:
Stock options	$204	$239	$233
Restricted stock	142	71	-

Total gross compensation costs	346	310	233

Income tax benefits:
Stock options	(76)	(89)	(85)
Restricted stock	(53)	(26)	-

Total income tax benefits	(129)	(115)	(85)

Net compensation expense	$217	$195	$148

As of December 31, 2009, the total compensation cost related to nonvested awards not yet recognized was $354,000, and is expected to be recognized over the weighted-average period of 1.4 years.

There were no option grants in 2009. The fair value of option grants in 2008 and 2007 were estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
	Year Ended December 31,

	2008		2007
Dividend yield	-		-
Expected volatility	40.0%		32.5%
Risk-free interest rate	1.5%		4.3%
Expected term of options	4.0	years	4.5	years
Weighted-average fair value of options granted	$3.32		$8.16

NOTE 15 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the "Plan") is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $474,000, $503,000 and $343,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 16 - GEOGRAPHIC AREAS

The Company manages its business on the basis of one reportable segment; see Note 1 for a brief description of the Company's business. The following table shows revenue, selected current assets and long-lived assets (all non-current assets except goodwill, intangibles and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,

	2009	2008	2007
Revenue:
United States	$190,908	$179,904	$166,734
Mexico	175,046	140,735	100,328

	$365,954	$320,639	$267,062

Pawn and short-term loan customer receivables:
United States	$33,466	$28,050	$26,786
Mexico	23,329	18,770	16,852

	$56,795	$46,820	$43,638

Inventories:
United States	$17,285	$16,717	$16,853
Mexico	17,152	12,021	10,017

	$34,437	$28,738	$26,870

Long-lived assets:
United States	$24,040	$24,067	$21,744
Mexico	25,407	18,322	17,421

	$49,447	$42,389	$39,165

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2009 and 2008, are set forth below. The Company's operations are subject to seasonal fluctuations. The amounts reported below have been adjusted to reflect reclassification of the discontinued Auto Master operation and the Michigan, Texas, West Coast and D.C. short-term loan/credit services operations.

	Quarter Ended

	March 31	June 30	September 30	December 31
2009
Total revenue	$80,422	$82,009	$92,377	$111,146
Cost of revenue	30,800	33,437	38,747	49,490
Net revenue	49,622	48,572	53,630	61,656
Total expenses and other income	35,055	34,084	37,334	40,153
Income from continuing operations	9,207	9,148	10,242	13,254
Income from discontinued operations, net	2,036	2,402	1,732	1,743
Net income	11,243	11,550	11,974	14,997
Diluted income per share:
Income from continuing operations	0.31	0.30	0.34	0.44
Income from discontinued operations, net	0.07	0.08	0.05	0.05
Net income	0.38	0.38	0.39	0.49
Diluted weighted average shares	29,905	30,117	30,322	30,421

2008
Total revenue	$74,707	$76,337	$81,226	$88,369
Cost of revenue	28,007	29,802	32,275	37,826
Net revenue	46,700	46,535	48,951	50,543
Total expenses and other income	31,751	32,938	35,763	33,646
Income from continuing operations	9,436	8,572	8,332	10,508
Income (loss) from discontinued operations, net	(2,741)	(1,870)	(54,739)	966
Net income (loss)	6,695	6,702	(46,407)	11,474
Diluted income per share:
Income from continuing operations	0.30	0.29	0.28	0.35
Income (loss) from discontinued operations, net	(0.08)	(0.06)	(1.82)	0.04
Net income (loss)	0.22	0.23	(1.54)	0.39
Diluted weighted average shares	31,105	29,837	30,014	29,909