Form 10-Q
period 2010-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2010-05-05
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(817) 460-3947
(Registrant's telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

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
☐ Yes ☒ No

As of May 3, 2010, there were 30,124,892 shares of common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,

	2010	2009	2009
	(unaudited)

	(in thousands)
ASSETS
Cash and cash equivalents	$47,323	$20,775	$26,777
Service fees receivable	8,559	6,617	8,263
Pawn receivables	55,900	43,279	53,719
Short-term loan receivables, net of allowance of $146, $98 and
$186, respectively	2,453	2,145	3,076
Inventories	31,435	25,916	34,437
Prepaid expenses and other current assets	4,148	4,062	7,093
Current assets of discontinued operations	1,581	9,563	3,221

Total current assets	151,399	112,357	136,586

Property and equipment, net	51,091	41,974	47,980
Goodwill and intangible assets, net	71,589	74,193	70,252
Other	1,599	1,751	1,467
Long-term assets of discontinued operations	-	14,806	-

Total assets	$275,678	$245,081	$256,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,603	$4,580	$4,111
Accounts payable	2,580	1,822	1,801
Accrued liabilities	18,630	13,766	18,183
Income taxes payable and deferred taxes payable	10,000	6,595	10,958
Current liabilities of discontinued operations	-	832	238

Total current liabilities	34,813	27,595	35,291

Revolving credit facility	-	45,000	-
Notes payable, net of current portion	4,678	8,232	5,265
Deferred income tax liabilities	5,225	-	3,290

Total liabilities	44,716	80,827	43,846

Stockholders' equity:
Preferred stock	-	-	-
Common stock	369	361	367
Additional paid-in capital	121,036	112,797	117,892
Retained earnings	210,165	159,562	198,083
Accumulated other comprehensive income (loss)	(3,196)	(11,054)	(6,491)
Common stock held in treasury, at cost	(97,412)	(97,412)	(97,412)

Total stockholders' equity	230,962	164,254	212,439

Total liabilities and stockholders' equity	$275,678	$245,081	$256,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2010	2009
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Pawn merchandise sales	$60,774	$49,606
Pawn service fees	22,822	17,608
Short-term loan and credit services fees	13,262	12,796
Other	355	412

	97,213	80,422

Cost of revenue:
Cost of goods sold	37,528	28,544
Short-term loan and credit services loss provision	2,098	2,223
Other	34	33

	39,660	30,800

Net revenue	57,553	49,622

Expenses and other income:
Store operating expenses	27,749	24,361
Administrative expenses	9,603	8,086
Depreciation and amortization	2,534	2,422
Interest expense	140	236
Interest income	(4)	(50)

	40,022	35,055

Income from continuing operations before income taxes	17,531	14,567

Provision for income taxes	6,487	5,360

Income from continuing operations	11,044	9,207

Income from discontinued operations, net of tax	1,038	2,036

Net income	$12,082	$11,243

Basic income per share:
Income from continuing operations	$0.37	$0.32
Income from discontinued operations	0.03	0.07

Net income per basic share	$0.40	$0.39

Diluted income per share:
Income from continuing operations	$0.36	$0.31
Income from discontinued operations	0.03	0.07

Net income per diluted share	$0.39	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Three Months Ended March 31,

	2010		2009

	Shares	Amount	Shares	Amount

Preferred stock	-	$-	-	$-

Common stock:
Balance, beginning of period	36,697	367	36,099	361
Exercise of stock options and warrants, including
income tax benefit	245	2	-	-

Balance, end of period	36,942	369	36,099	361

Additional paid-in capital:
Balance, beginning of period		117,892		112,750
Exercise of stock options and warrants, including
income tax benefit		3,108		-
Share-based compensation expense		36		122
Distribution to joint venture		-		(75)

Balance, end of period		121,036		112,797

Retained earnings:
Balance, beginning of period		198,083		148,319
Net income		12,082		11,243

Balance, end of period		210,165		159,562

Accumulated other comprehensive loss:
Balance, beginning of period		(6,491)		(9,568)
Currency translation adjustment, net of tax		3,295		(1,486)

Balance, end of period		(3,196)		(11,054)

Treasury Stock:
Balance, beginning of period	6,840	(97,412)	6,840	(97,412)
Repurchases of treasury stock	-	-	-	-

Balance, end of period	6,840	(97,412)	6,840	(97,412)

Total Stockholders' Equity		$230,962		$164,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,

	2010	2009

Net income	$12,082	$11,243
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense of $1,935 and benefit
of $865, respectively	3,295	(1,486)

Comprehensive income	$15,377	$9,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2010	2009
	(unaudited, in thousands)
Cash flow from operating activities:
Net income	$12,082	$11,243
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	2,534	2,491
Deferred income taxes	-	(482)
Share-based compensation	36	122
Non-cash portion of credit loss provision	367	269
Changes in operating assets and liabilities:
Automotive finance receivables	1,057	2,718
Finance and service fees receivable	(71)	25
Inventories	6,443	3,752
Prepaid expenses and other assets	2,921	2,875
Income taxes payable	(1,033)	2,111
Accounts payable and accrued liabilities	546	(3,344)

Net cash flow provided by operating activities	24,882	21,780

Cash flow from investing activities:
Pawn customer receivables	(3,079)	(1,420)
Short-term loan customer receivables	308	844
Purchases of property and equipment	(3,548)	(3,201)
Distribution to joint venture	-	(75)

Net cash flow used in investing activities	(6,319)	(3,852)

Cash flow from financing activities:
Payments of debt	(1,521)	(26,566)
Proceeds from exercise of stock options and warrants	1,920	-
Income tax benefit from exercise of stock options and warrants	1,190	-

Net cash flow provided by (used in) financing activities	1,589	(26,566)

Effect of exchange rates on cash	394	407

Change in cash and cash equivalents	20,546	(8,231)
Cash and cash equivalents at beginning of the period	26,777	29,006

Cash and cash equivalents at end of the period	$47,323	$20,775

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$114	$438

Income taxes	$5,483	$(402)

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$25,333	$20,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the "Company"), and its wholly-owned subsidiaries. In addition, the accompanying condensed consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership that operates financial services kiosks inside convenience stores, in which the Company has a 50% ownership interest. All significant intercompany accounts and transactions have been eliminated.

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2009 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

The functional currency for the Company's Mexican subsidiaries is the Mexican peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2010 presentation.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, "Subsequent Events" ("ASC 855-10"), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company's financial position or results of operations. In February 2010, the FASB issued ASU 2010-09 "Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which removed the requirements in ASC 855-10 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements.  ASU 2010-09 became effective upon issuance and the adoption of ASU 2010-09 did not have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, "Amending FASB Interpretation No. 46(R)," was adopted into the ASC in section 810-10-65 in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. ASC 810-10-65 was effective for fiscal years beginning after November 15, 2009. The adoption of ASC 810-10-65 did not have a material effect on the Company's financial position or results of operations.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. The revised guidance, which was issued as ASU 2010-6, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," was adopted into the Accounting Standards Codification in subtopic 820-10, which requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the roll-forward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. ASU 2010-06 was effective for reporting periods beginning after December 15, 2009, except for the roll-forward of activity on a gross basis for Level 3 fair value measurement, which will be effective for reporting periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material effect on the Company's financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended March 31,

	2010	2009
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$11,044	$9,207

Income from discontinued operations	1,038	2,036

Net income for calculating basic and diluted
earnings per share	$12,082	$11,243

Denominator:
Weighted-average common shares for calculating
basic earnings per share	29,981	29,258
Effect of dilutive securities:
Stock options, warrants and restricted stock	753	647

Weighted-average common shares for calculating
diluted earnings per share	30,734	29,905

Basic earnings per share:
Income from continuing operations	$0.37	$0.32
Income from discontinued operations	0.03	0.07

Net income per basic share	$0.40	$0.39

Diluted earnings per share:
Income from continuing operations	$0.36	$0.31
Income from discontinued operations	0.03	0.07

Net income per diluted share	$0.39	$0.38

Note 3 - Revenue, Cost of Revenue and Customer Receivables

The following table details the major components of revenue and cost of revenue from continuing operations for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):
	Three Months Ended March 31,

	2010	2009
Revenue:
Pawn retail merchandise sales	$40,768	$33,701
Pawn scrap jewelry sales	20,006	15,905
Pawn service fees	22,822	17,608
Short-term loan and credit services fees	13,262	12,796
Other	355	412

	97,213	80,422

Cost of revenue:
Cost of goods sold - pawn retail merchandise	24,060	19,180
Cost of goods sold - pawn scrap jewelry	13,468	9,364
Short-term loan and credit services loss provision	2,098	2,223
Other	34	33

	39,660	30,800

Net revenue	$57,553	$49,622

The following table details selected assets from continuing operations as of March 31, 2010 and March 31, 2009 (unaudited, in thousands):
	Balance at March 31,

	2010	2009
Customer receivables:
Pawn receivables	$55,900	$43,279
Short-term loan receivables	2,599	2,243

	58,499	45,522
CSO short-term loans held by independent third-party (1)	10,684	10,221
Allowance for doubtful accounts (2)	(836)	(658)

	$68,347	$55,085

(1)	CSO loans outstanding are from an independent third-party lender and are not included on the Company's balance sheet (see Note 4).

(2)	Includes allowance related to short-term loans and the Company's estimated fair value of its liability under the letters of credit guaranteeing CSO loans.

Note 4 - Guarantees

The Company offers a fee-based credit services organization program ("CSO program") to assist consumers, primarily in Texas markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an unaffiliated, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company, which the Company does not record on its balance sheet, range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis. As defined by ASC 810-10-65 (formerly Financial Interpretation No. 46), the Independent Lender is considered a variable interest entity of the Company. The Company does not have any ownership interest in the Independent Lender, does not exercise control over it, and therefore, is not deemed to be the primary beneficiary and does not consolidate the Independent Lender's results with its results.

The letters of credit under the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of March 31, 2010 was $11,835,000 compared to $11,355,000 at March 31, 2009. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

Note 5 - Fair Value Measurements

The Company adopted the provisions of ASC 820-10 on January 1, 2008 for financial assets and liabilities, and, January 1, 2009 for nonfinancial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. The fair value of the customer receivables from the discontinued Auto Master operation was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flows from the collections and/or sale of these receivables. As required by ASC 820-10-35-37, which establishes standards for determining fair value measurements, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company's financial instruments by ASC 820-10-35-37 pricing levels as of March 31, 2010 and 2009 (unaudited, in thousands):
Fair Value Measurements Using

Quoted
Prices In
		Active	Significant
		Markets For	Other	Significant
	Automotive	Identical	Observable	Unobservable	Total
	Finance	Assets	Inputs	Inputs	Gains
Balance at:	Receivables	(Level 1)	(Level 2)	(Level 3)	(Losses)

March 31, 2010	$1,581	$-	$-	$1,581	$-

March 31, 2009	$7,486	$-	$-	$7,486	$-

The following table summarizes the changes in the fair value of the Company's level 3 assets (unaudited, in thousands):
	Three Months Ended March 31,

	2010	2009
Level 3 Assets - Automotive Finance Receivables:
Balance at beginning of period	$2,638	$10,204
Net cash collections of principal	(2,025)	(7,019)
Adjustments for realized gains from collections	968	4,301

Balance at end of period	$1,581	$7,486

Note 6 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2006, with the exception of three states. With respect to Mexico, the years prior to 2003 are closed to examination. The Company was notified by the U.S. Internal Revenue Service in April of 2009 that its U.S. federal income tax returns for the years ended December 31, 2006 and 2007 are being examined. Additionally, one of the Mexican subsidiaries is under an income tax examination for its 2006 and 2007 tax years by a Mexican tax authority.

Note 7 - Discontinued Operations

Short-Term Loan Operations

In December 2009, the Company reached an agreement to sell all 22 of its stores located in California, Washington and Oregon ("West Coast stores") to privately-held California Check Cashing Stores, LLC. This decision is the result of the Company's strategy to increase focus on its pawn operations and further reduce regulatory exposure from payday lending products. Associated with these store closings, the Company has incurred net, after-tax operating losses of $111,000 in the first quarter of 2010 and after-tax operating profit of $412,000, or $0.01 per share, in the first quarter of 2009.

The Company completed the sale of eight short-term/payday loan stores in Michigan to another operator in the third quarter of 2009 and closed the remaining four stores in Michigan. In addition, five under-performing short-term loan/credit services stores in Texas were closed during the first quarter of 2009 and four such stores were closed during the second quarter of 2009. Associated with this sale and these store closings, the Company recorded after-tax charges of $702,000, or $0.02 per share, in the first quarter of 2009.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations. The carrying amounts of the assets and liabilities for these discontinued operations at March 31, 2010 were immaterial. The carrying amounts of the assets for these discontinued operations at March 31, 2009 included receivables of $2,945,000, which were classified as a component of current assets. In addition, property and equipment of $566,000 was classified as a component of non-current assets. The carrying amounts of the liabilities for these discontinued operations at March 31, 2009 were immaterial.

The following table summarizes the operating results, including gains or losses from disposition, of the West Coast, Michigan and certain Texas short-term loan/credit services stores which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):
	Three Months Ended March 31,

	2010	2009
Revenue	$39	$2,777
Cost of revenue	(70)	(286)

Net revenue	(31)	2,491

Expenses and other (gain) loss:
Operating and administrative expenses	80	1,935
Depreciation and amortization	-	154
Net loss on sale or disposal	-	831

	80	2,920

Loss before taxes	(111)	(429)

Tax benefit	-	139

Net loss	$(111)	$(290)

Auto Master Buy-Here/Pay-Here Operation

The Company discontinued its Auto Master buy-here/pay-here automotive operation in 2008. Under a collection services agreement, a third-party is collecting the Company's outstanding Auto Master customer notes receivable, which are being reported by the Company as a discontinued asset. After-tax net income from the discontinued Auto Master operation during the first quarter of 2010 was $1,150,000, or $0.03 per share. These earnings reflect collections of the remaining customer receivable portfolio in excess of anticipated collections based on an assumed liquidation fair value. During the current quarter, the Company realized net cash collections of $2,025,000 on these accounts and recorded a pre-tax benefit of approximately $968,000 from these cash collections as compared to the estimated fair value of the receivables carried on the Company's books. The Company believes cash collections of these Auto Master receivables will decline during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off. In addition, the Company recorded a gain of approximately $293,000, related to the 2010 first quarter sale of certain commercial real estate associated with the discontinued Auto Master operation. At March 31, 2010, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $7,964,000, which the Company is carrying, as a component of current assets, at an estimated fair value of $1,581,000.

The following table summarizes the operating results of Auto Master, which have been reclassified as discontinued operations in the condensed consolidated statements of operations, for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):
	Three Months Ended March 31,

	2010	2009
Revenue	$-	$124
Cost of revenue	-	(115)

Net revenue	-	9

Expenses and other (gain) loss:
Operating and administrative expenses	111	629
Gain on excess collections	(968)	(4,301)
Gain on sale of real estate	(293)	-

	(1,150)	(3,672)

Contribution before taxes	1,150	3,681

Tax expense	-	(1,355)

Net contribution	$1,150	$2,326

Note 8 - Subsequent Event

The Company's long-term line of credit with two commercial lenders (the "Credit Facility") matured on April 15, 2010. At March 31, 2010 and the subsequent maturity date of April 15, 2010, the Company had no outstanding balance under the Credit Facility. The Company entered into a new, unsecured credit agreement with the same two commercial lenders on April 30, 2010 (the "Unsecured Credit Facility"). Under the Unsecured Credit Facility, which expires in April 2012, the Company has $25,000,000 available for borrowing and the amount can be increased to $50,000,000, subject to lender approval. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of May 3, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations generated 86% of the Company's revenue from continuing operations during the first three months of 2010. The Company's pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company's short-term consumer loan revenue, which is approximately 14% of year-to-date revenue from continuing operations, is derived primarily from fees on short-term loans and credit services fees. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the short-term loan, which is generally thirty-one days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan credit loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. See additional discussion of the credit loss provision, and related allowances/accruals, in the section titled "Results of Continuing Operations."

The Company offers a fee-based credit services organization program ("CSO program") to assist customers, primarily in Texas markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of the Company have terms of 7 to 180 days. The Company records a liability for the estimated fair value of the liability under the letters of credit. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. See additional discussion of the credit loss provision, and related allowances/accruals, in the section titled "Results of Continuing Operations."

OPERATIONS AND LOCATIONS

As of March 31, 2010, the Company had 559 locations in eight U.S. states and 19 states in Mexico, which represents a net store-count increase of 12% over the past twelve months. A total of 14 new store locations were added during the first quarter of 2010. The following table details store counts for the three months ended March 31, 2010:

	U.S.	Mexico	Total
	Locations	Locations	Locations

Three Months Ended March 31, 2010
Total locations, beginning of period	217	329	546
New locations opened	-	14	14
Locations closed or consolidated	(1)	-	(1)

Total locations, end of period	216	343	559

U.S. locations include 97 pawn stores and 119 short-term loan stores. The Company closed one under-performing U.S. short-term loan store in the first quarter of 2010. Mexico locations are comprised of 297 large format pawn stores and 46 smaller format CashYa! pawn/short-term loan stores. At March 31, 2010, the Company's credit services operations also include an internet distribution channel for customers in the states of Maryland and Texas.

For the three months ended March 31, 2010, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company's 2009 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2010 Compared To The Three Months Ended March 31, 2009

The following table details the components of revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company's management reviews and analyzes business results in a constant currency because the Company believes this better represents the Company's underlying business trends.
	Three Months Ended
	March 31,				Increase/(Decrease)
					Constant Currency
	2010	2009	Increase/(Decrease)		Basis

Domestic revenue:
Pawn retail merchandise sales	$18,458	$17,057	$1,401	8%	8%
Pawn scrap jewelry sales	10,066	6,768	3,298	49%	49%
Pawn service fees	10,772	8,697	2,075	24%	24%
Short-term loan and credit services fees	12,202	11,985	217	2%	2%
Other	348	405	(57)	(14)%	(14)%

	51,846	44,912	6,934	15%	15%

Foreign revenue:
Pawn retail merchandise sales	22,310	16,644	5,666	34%	19%
Pawn scrap jewelry sales	9,940	9,137	803	9%	9%
Pawn service fees	12,050	8,911	3,139	35%	20%
Short-term loan and credit services fees	1,060	811	249	31%	16%
Other	7	7	-	-	(11)%

	45,367	35,510	9,857	28%	17%

Total revenue:
Pawn retail merchandise sales	40,768	33,701	7,067	21%	14%
Pawn scrap jewelry sales	20,006	15,905	4,101	26%	26%
Pawn service fees	22,822	17,608	5,214	30%	22%
Short-term loan and credit services fees	13,262	12,796	466	4%	3%
Other	355	412	(57)	(14)%	(14)%

	$97,213	$80,422	$16,791	21%	16%

The following table details pawn receivables, short-term loan receivables, and active CSO loans outstanding from an independent third-party lender as of March 31, 2010, as compared to March 31, 2009 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.
	Balance at March 31,				Increase
					Constant Currency
	2010	2009	Increase		Basis

Domestic customer receivables and CSO loans outstanding:
Pawn receivables	$26,161	$22,903	$3,258	14%	14%
Short-term loan receivables, net of allowance	1,529	1,448	81	6%	6%
CSO short-term loans held by independent
third-party (1)	9,994	9,661	333	3%	3%

	37,684	34,012	3,672	11%	11%

Foreign customer receivables:
Pawn receivables	29,739	20,376	9,363	46%	25%
Short-term loan receivables, net of allowance	924	697	227	33%	13%

	30,663	21,073	9,590	46%	24%

Total customer receivables and CSO loans outstanding:
Pawn receivables	55,900	43,279	12,621	29%	19%
Short-term loan receivables, net of allowance	2,453	2,145	308	14%	8%
CSO short-term loans held by independent
third-party (1)	9,994	9,661	333	3%	3%

	$68,347	$55,085	$13,262	24%	16%

(1)    CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Store Operations

The overall increase in year-over-year revenue was due primarily to a combination of significant same-store pawn revenue growth and the opening of new pawn stores. Same-store revenue in the pawn stores (stores that were in operation during all of the first quarter of both 2009 and 2010) increased by 14% for the first quarter of 2010. The revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Revenue growth in the United States was primarily the result of strong demand for pawn loans and increased revenue from scrap jewelry sales. Revenue generated by the new stores opened since January 1, 2009 increased by $5,984,000, compared to the same quarter last year.

Combined pawn retail and scrap jewelry sales increased by 23% for the quarter, with Mexico stores recording 25% growth, and U.S. stores 20% growth. The 26% increase in pawn scrap jewelry sales during the first quarter of 2010 was primarily due to a 20% increase in the weighted-average selling price of scrap gold and a 3% increase in the quantity of scrap jewelry sold. The total volume of gold scrap jewelry sold in the first quarter of 2010 was 17,205 ounces at an average cost of $783 per ounce and an average selling price of $1,106 per ounce.

Revenue from pawn service fees were up 30%, which was composed of a 24% increase in the U.S. markets and a 35% increase in Mexico markets. The increase in revenues was reflective of growth in pawn receivables of 14% in the United States, which has a mostly mature store base, and 46% in Mexico, where almost half of the stores are less than three years old. The increases in pawn service fees and receivables were the result of strong consumer credit demand in most markets, new stores, store maturation and the strengthening of the peso in Mexico, which more than offset slight demand weakness in certain U.S./Mexico border markets. Service fees from short-term loans and credit services increased 4% compared to the first quarter of 2009, which was consistent with the increase in outstanding short-term loans and CSO transaction volumes.

The gross profit margin on pawn merchandise sales was 38% during the first quarter of 2010, compared to 42% during the first quarter of 2009. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 41% during the first quarter of 2010, compared to 43% in the first quarter of 2009. Gross margin on sales of scrap jewelry was 33% during the first quarter of 2010, compared to 41% in the first quarter of 2009. The decrease in retail margins was reflective of a competitive consumer retailing environment and higher costs associated with jewelry acquisition, while the change in the scrap margin was reflective of higher costs associated with jewelry acquisition. Pawn inventories increased over the prior year by 21%, which was reflective of growth in pawn receivable balances, especially in Mexico. At March 31, 2010, the Company's pawn inventories were comprised of 47% gold jewelry, 34% electronics, 8% tools and 11% other.

The Company's short-term loan and credit services loss provision was 16% of short-term loan and credit services fee revenue during the first quarter of 2010, compared to 17% in the first quarter of 2009. The Company's loss reserve on short-term loan receivables increased to $146,000, or 5.6% of the gross receivable balance at March 31, 2010, compared to $98,000, or 4.4% of the gross receivable balance at March 31, 2009. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $690,000, or 6.5% of the gross receivable balance at March 31, 2010, compared to $560,000, or 5.5% of the gross receivable balance at March 31, 2009.

Pawn and short-term loan store operating expenses of $27,749,000 during the first quarter of 2010 increased by 14% compared to $24,361,000 during the first quarter of 2009, primarily as a result of new store openings, and the appreciation of the Mexican peso since January 1, 2009. Operating expenses increased approximately 9% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current-year quarter was $27,668,000, which equates to a store-level operating margin of 28%, compared to 29% in 2009.

The average value of the Mexican peso to the U.S. dollar increased from 14.4 to 1 in the first quarter of 2009 to 12.8 to 1 in the first quarter of 2010. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. However, while the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, expenses were inflated as well. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on first quarter net income and earnings per share was minimal.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 19% to $9,603,000 during the first quarter of 2010 compared to $8,086,000 during the first quarter of 2009, which reflected a 16% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased store count, revenue and profitability.

Interest expense decreased to $140,000 in the first quarter of 2010, compared to $236,000 for the first quarter of 2009, reflecting lower borrowing levels.

For the first quarter of 2010 and 2009, the Company's effective federal income tax rates of 37.0% and 36.8%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes.

Income from continuing operations increased by 20% to $11,044,000 during the first quarter of 2010 compared to $9,207,000 during the first quarter of 2009. Including the results from the discontinued operations of Auto Master and the Michigan, West Coast and certain Texas short-term loan/credit services stores, net income was $12,082,000 during the first quarter of 2010, compared to $11,243,000 during the first quarter of 2009.

Discontinued Operations

After-tax net income from the discontinued Auto Master operation during the first quarter was $1,150,000, or $0.03 per share. As previously reported, the Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008. Under a collection services agreement, a third party is collecting the Company's outstanding Auto Master customer notes receivable, which are being reported by the Company as a discontinued asset. The earnings per share of $0.03 realized in the current quarter reflect the excess of the amounts collected in the current year over anticipated collections based on the assumed liquidation fair value methodology utilized in the Company's write-down of these same assets. During the current quarter, the Company realized net cash collections of $2,025,000 on these accounts and recorded a pre-tax benefit of approximately $968,000 from these cash collections as compared to the estimated fair value of the receivables carried on the Company's books. The Company believes cash collections of these Auto Master receivables will decline during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off. In addition, the Company recorded a gain of approximately $293,000, related to the 2010 first quarter sale of certain commercial real estate associated with the discontinued Auto Master operation. At March 31, 2010, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $7,964,000, which the Company is carrying at an estimated fair value of $1,581,000. Net collections in excess of this amount will be reflected in future quarters as additional income from discontinued operations.

In December 2009, the Company reached an agreement to sell all 22 of its West Coast stores and elected to discontinue its short-term loan operations in Michigan effective March 2009. In addition, certain Texas short-term loan/credit services stores were closed and classified as discontinued operations in both the first and second quarters of 2009. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations. During the first quarter of 2010, the Company incurred net expenses of $111,000 related to these stores, which is included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company's primary sources of liquidity were $47,323,000 in cash and cash equivalents, $66,912,000 in receivables, $31,435,000 in inventories, $1,581,000 in receivables of discontinued operations from Auto Master and $90,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Credit Facility"). The Company had working capital of $116,586,000 as of March 31, 2010, and total equity exceeded liabilities by a ratio of 5.2 to 1.

The Credit Facility matured on April 15, 2010. At March 31, 2010 and the subsequent maturity date of April 15, 2010, the Company had no outstanding balance under the Credit Facility. The Company entered into a new, unsecured credit agreement with the same two commercial lenders on April 30, 2010 (the "Unsecured Credit Facility"). The Company's election to reduce the size of the new facility compared to the expired facility was based on factors including the lack of currently outstanding bank debt, a significantly increased cash position over the past year and the level of projected operating cash flows for fiscal 2010. Under the Unsecured Credit Facility which expires in April 2012, the Company has $25,000,000 available and the amount can be increased to $50,000,000, subject to lender approval. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.28% at April 30, 2010 and approximately 0.28% at May 3, 2010) plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company's Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and is restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of May 3, 2010 and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment. The agreement supporting the Unsecured Credit Facility is filed hereto in Item 6, Exhibit 10.5.

At March 31, 2010, the Company had notes payable to individuals arising from the Presta Max acquisition which totaled $7,156,000 in aggregate and bear interest at 5.5% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $7,156,000 in notes payable, $2,478,000 is classified as a current liability and $4,678,000 is classified as long-term debt.

At March 31, 2010, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $1,125,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. All of the $1,125,000 in notes payable is classified as a current liability.

The following table sets forth certain historical information with respect to the Company's sources and uses of cash:
	Three Months Ended March 31,

	2010	2009
	(unaudited, in thousands)
Cash flow from operating activities:
Net income	$12,082	$11,243
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	2,534	2,491
Deferred income taxes	-	(482)
Share-based compensation	36	122
Non-cash portion of credit loss provision	367	269
Changes in operating assets and liabilities:
Automotive finance receivables	1,057	2,718
Finance and service fees receivable	(71)	25
Inventories	6,443	3,752
Prepaid expenses and other assets	2,921	2,875
Income taxes payable	(1,033)	2,111
Accounts payable and accrued liabilities	546	(3,344)

Net cash flow provided by operating activities	24,882	21,780

Cash flow from investing activities:
Pawn customer receivables	(3,079)	(1,420)
Short-term loan customer receivables	308	844
Purchases of property and equipment	(3,548)	(3,201)
Distribution to joint venture	-	(75)

Net cash flow used in investing activities	(6,319)	(3,852)

Cash flow from financing activities:
Payments of debt	(1,521)	(26,566)
Proceeds from exercise of stock options and warrants	1,920	-
Income tax benefit from exercise of stock options and warrants	1,190	-

Net cash flow provided by (used in) financing activities	1,589	(26,566)

Effect of exchange rates on cash	394	407

Change in cash and cash equivalents	20,546	(8,231)
Cash and cash equivalents at beginning of the period	26,777	29,006

Cash and cash equivalents at end of the period	$47,323	$20,775

The profitability and liquidity of the Company is affected by the amount of customer receivables outstanding and related collections of such receivables. In general, revenue growth is dependent upon the Company's ability to fund growth of customer receivable balances and inventories and the ability to absorb credit losses related primarily to short-term loan and credit services products.   In addition to these factors, merchandise sales, inventory levels and the pace of store expansions affect the Company's liquidity. Regulatory developments affecting the Company's consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in the section entitled "Regulatory Developments."

Approximately $2,025,000 of operating cash flows in the first three months of 2010 were derived from the collection of Auto Master notes receivable, a discontinued operation more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements. The Company believes cash collections of these Auto Master receivables will decline during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off.

During the period from January 1, 2010 through March 31, 2010, the Company issued 170,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,396,000 (including income tax benefit). During the period from January 1, 2010 through March 31, 2010, the Company issued 75,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $714,000 (including income tax benefit).

The Company intends to continue expansion primarily through new store openings. Year-to-date in 2010, the Company has opened 14 stores, all of which were new pawn stores in Mexico. Capital expenditures, working capital requirements and start-up losses related to this expansion have been and are expected to continue to be funded through operating cash flows. The Company funded $3,548,000 in capital expenditures during the first three months of 2010, related primarily to new store locations, and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2010. The Company's cash flow and liquidity available to fund expansion in 2010 included net cash flow from operating activities of $24,882,000 for the three months ended March 31, 2010. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion plans for fiscal 2010.

The Company continually looks for, and is presented with potential acquisition opportunities, however, the Company currently has no definitive commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the first quarter of 2010, the Company did not repurchase any shares of common stock.

Non-GAAP Financial Information

The Company uses certain financial calculations, such as free cash flow, EBITDA and constant currency results, which are not considered measures of financial performance under United States generally accepted accounting principles ("GAAP"). Items excluded from the calculation of free cash flow, EBITDA and constant currency results are significant components in understanding and assessing the Company's financial performance. Since free cash flow, EBITDA and constant currency results are not measures determined in accordance with GAAP and are thus susceptible to varying calculations, free cash flow, EBITDA and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies. Free cash flow, EBITDA and constant currency results should not be considered as alternatives to net income, cash flow provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's condensed consolidated financial statements as indicators of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures.

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
	Trailing Twelve Months Ended March 31,

	2010	2009

Cash flow from operating activites	$83,089	$60,352
Cash flow from investing activites:
Pawn customer receivables	(6,981)	(8,691)
Short-term loan receivables	(2,876)	(2,891)
Purchases of property and equipment	(15,723)	(16,670)

Free cash flow	$57,509	$32,100

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company's leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended March 31,

	2010	2009

Income from continuing operations	$43,688	$36,619
Adjustments:
Income taxes	26,130	21,630
Depreciation and amortization	10,185	9,985
Interest expense	669	764
Interest income	(21)	(87)

Earnings before interest, taxes, depreciation and amortization	$80,651	$68,911

Constant Currency Results

Certain performance metrics discussed in this report are presented on a "constant currency" basis, which may be considered a non-GAAP financial measurement of financial performance under GAAP. The Company's management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the closing exchange rate at the end of the applicable prior year period (March 31, 2009) of 14.4 to 1 was used, compared to the current end of period (March 31, 2010) exchange rate of 12.3 to 1. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended March 31, 2009 was 14.4 to 1, compared to the current quarter rate of 12.8 to 1.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "targets," "intends," "could," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company's expectations of earnings per share, earnings growth, income and losses related to discontinued operations, collections results, future tax benefits, expansion strategies, store openings, liquidity, cash flow, credit losses and related provisions, debt repayments, consumer demand for the Company's products and services, competition, regulatory risks, and other performance results. These statements are made to provide the public with management's current assessment of the Company's business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company's existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term/payday loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company's 2009 Annual Report on Form 10-K.

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, short-term loan, credit services and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico which have broad discretionary authority. Many statutes and regulations prescribe, among other things, the general terms of the Company's loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to United States and Mexico federal and state regulations relating to the reporting and recording of certain currency transactions.

In both the United States and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and short-term loans, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, short-term loans, credit services and the related service charges. There are several instances of this type of legislation currently pending at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or short-term loans.

Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Subsequent to the filing of the Form 10-K, federal legislation continues to be considered by the United States Congress to establish a consumer financial protection agency with potentially broad regulatory powers over consumer credit products such as those offered by the Company. In addition, legislation was adopted in Maryland in April 2010 which negatively affects the ability of companies to offer credit services products in the state. The Company currently provides consumer credit services through an internet-based CSO program in Maryland. The legislation is to become effective October 1, 2010 and would make it potentially unfeasible for the Company to continue its CSO program in that state.   For the trailing twelve months ended March 31, 2010, the Company realized operating income, net of taxes, related to the CSO program in Maryland of approximately $776,000. The Company is still evaluating the potential effects of the legislation and the potential loss of CSO revenue and income in Maryland, but does not expect that it will have a material effect on the Company in the current fiscal year, including its consolidated revenues or operations. The Company's earnings guidance assumes no earnings from Maryland in the fourth quarter of 2010. In the District of Columbia, where the Company operates two pawn stores, certain ordinances have been proposed this year which could potentially have a negative effect on pawn operations in the District. At this point, the Company cannot assess the likelihood of such ordinances being enacted nor the potential effect on the Company's pawn operations in the District of Columbia.

The Company transfers jewelry, which is typically broken or of low retail value, generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company's long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States.  During late 2009 and in 2010, the United States Customs and Border Protection Agency ("CBP") has requested certain transaction records pertaining to the Company's cross-border remelting processes.  In addition, in April 2010, CBP assessed duties on certain cross-border remelting transactions occurring in late 2008 and 2009 totaling approximately $170,000 plus accrued interest.  The Company cannot currently assess the likelihood that additional assessments will be issued by CBP.  The Company intends to vigorously appeal the assessments issued to-date by CBP, however, the Company cannot assess the likelihood that such appeals will be successful.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale or importation of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan or credit services industries were taken at a federal, state or local jurisdiction level in the United States or Mexico, where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities and revenue. There can be no assurance that additional federal, state or local legislation in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company's 2009 Annual Report on Form 10-K, Item 7A. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company's exposure to market risks since December 31, 2009.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company's 2009 Annual Report on Form 10-K.

ITEM 1A.   RISK FACTORS

The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. Risk factors regarding restrictive laws and regulations previously reported in the Company's 2009 Annual Report on Form 10-K have been updated in Part I, Item 2, "Regulatory Developments."

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2010 through March 31, 2010, the Company issued 170,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,396,000 (including income tax benefit). During the period from January 1, 2010 through March 31, 2010, the Company issued 75,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $714,000 (including income tax benefit).

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

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock. In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. During the first quarter of 2010, the Company did not repurchase any shares of common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

On April 30, 2010, the Company (i) amended and extended the terms of the employment agreements with Rick L. Wessel and Stephen O. Coffman, both of whom are executive officers of the Company, (ii) amended and extended the term of its consulting agreement with Phillip E. Powell, chairman of the board of directors, and (iii) entered into an employment agreement with R. Douglas Orr, an executive officer. The material terms of these amended employment and consulting agreements and new employment agreement are described in the "Executive Compensation" section of the Company's definitive proxy statement filed with the SEC on April 30, 2010. These amended employment and consulting agreements and new employment agreement are attached hereto in Item 6, Exhibits 10.1 through 10.4.

ITEM 6.   EXHIBITS

Exhibits:

10.1	Amendment No. 2 to Consulting Agreement - Phillip E. Powell

10.2	Amendment No. 1 to First Amended and Restated Employment Agreement - Rick L. Wessel

10.3	Amended and Restated Employment Agreement - Stephen O. Coffman

10.4	Employment Agreement - R. Douglas Orr

10.5	Amended and Restated Credit Agreement - JPMorgan Chase Bank, N.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 5, 2010	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment No. 2 to Consulting Agreement - Phillip E. Powell

10.2	Amendment No. 1 to First Amended and Restated Employment Agreement - Rick L. Wessel

10.3	Amended and Restated Employment Agreement - Stephen O. Coffman

10.4	Employment Agreement - R. Douglas Orr

10.5	Amended and Restated Credit Agreement - JPMorgan Chase Bank, N.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer