Form 10-Q
period 2010-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2010-08-09
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
☐ Yes ☒ No

As of August 6, 2010, there were 30,276,391 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FIRST CASH FINANCIAL SERVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,

	2010	2009	2009
	(unaudited, in thousands)
ASSETS
Cash and cash equivalents	$45,838	$22,206	$26,777
Service fees receivable	9,386	7,907	8,263
Pawn receivables	60,964	52,685	53,719
Short-term loan receivables, net of allowance of $168, $119 and
$186, respectively	2,792	2,772	3,076
Inventories	34,871	30,748	34,437
Prepaid expenses and other current assets	4,740	4,108	7,093
Current assets of discontinued operations	1,390	8,782	3,221

Total current assets	159,981	129,208	136,586

Property and equipment, net	51,433	44,777	47,980
Goodwill and intangible assets, net	70,582	76,530	70,252
Other	1,597	1,491	1,467
Long-term assets of discontinued operations	-	13,684	-

Total assets	$283,593	$265,690	$256,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,057	$4,612	$4,111
Revolving credit facility	-	43,500	-
Accounts payable	3,321	1,799	1,801
Accrued liabilities	21,383	17,122	18,183
Income taxes payable and deferred taxes payable	7,568	5,744	10,958
Current liabilities of discontinued operations	-	819	238

Total current liabilities	35,329	73,596	35,291

Notes payable, net of current portion	4,008	7,067	5,265
Deferred income tax liabilities	3,641	1,328	3,290

Total liabilities	42,978	81,991	43,846

Stockholders' equity:
Preferred stock	-	-	-
Common stock	370	366	367
Additional paid-in capital	121,602	116,282	117,892
Retained earnings	221,948	171,112	198,083
Accumulated other comprehensive income (loss)	(5,893)	(6,649)	(6,491)
Common stock held in treasury, at cost	(97,412)	(97,412)	(97,412)

Total stockholders' equity	240,615	183,699	212,439

Total liabilities and stockholders' equity	$283,593	$265,690	$256,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Pawn merchandise sales	$59,598	$50,457	$120,372	$100,063
Pawn service fees	23,518	18,840	46,340	36,448
Short-term loan and credit services fees	14,290	12,434	27,552	25,230
Other	270	278	625	690

	97,676	82,009	194,889	162,431

Cost of revenue:
Cost of goods sold	36,022	29,962	73,550	58,506
Short-term loan and credit services loss provision	3,761	3,426	5,859	5,649
Other	48	49	82	82

	39,831	33,437	79,491	64,237

Net revenue	57,845	48,572	115,398	98,194

Expenses and other income:
Store operating expenses	28,293	23,866	56,042	48,227
Administrative expenses	9,325	7,597	18,928	15,683
Depreciation and amortization	2,580	2,436	5,114	4,858
Interest expense	133	192	273	428
Interest income	(19)	(7)	(23)	(57)

	40,312	34,084	80,334	69,139

Income from continuing operations before income taxes	17,533	14,488	35,064	29,055

Provision for income taxes	6,336	5,340	12,823	10,700

Income from continuing operations	11,197	9,148	22,241	18,355

Income from discontinued operations, net of tax	586	2,402	1,624	4,438

Net income	$11,783	$11,550	$23,865	$22,793

Basic income per share:
Income from continuing operations	$0.37	$0.31	$0.74	$0.63
Income from discontinued operations	0.02	0.08	0.05	0.15

Net income per basic share	$0.39	$0.39	$0.79	$0.78

Diluted income per share:
Income from continuing operations	$0.36	$0.30	$0.72	$0.61
Income from discontinued operations	0.02	0.08	0.06	0.15

Net income per diluted share	$0.38	$0.38	$0.78	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited, in thousands)

	Six Months Ended June 30,

	2010		2009

	Shares	Amount	Shares	Amount

Preferred stock	-	$-	-	$-

Common stock:
Balance, beginning of period	36,697	367	36,099	361

Exercise of stock options and warrants, including
income tax benefit	272	3	474	5

Balance, end of period	36,969	370	36,573	366

Additional paid-in capital:
Balance, beginning of period		117,892		112,750
Exercise of stock options and warrants, including
income tax benefit		3,638		3,363
Share-based compensation expense		72		244
Distribution to joint venture		-		(75)

Balance, end of period		121,602		116,282

Retained earnings:
Balance, beginning of period		198,083		148,319
Net income		23,865		22,793

Balance, end of period		221,948		171,112

Accumulated other comprehensive loss:
Balance, beginning of period		(6,491)		(9,568)
Currency translation adjustment, net of tax		598		2,919

Balance, end of period		(5,893)		(6,649)

Treasury Stock:
Balance, beginning of period	6,840	(97,412)	6,840	(97,412)
Repurchases of treasury stock	-	-	-	-

Balance, end of period	6,840	(97,412)	6,840	(97,412)

Total Stockholders' Equity		$240,615		$183,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

Net income	$11,783	$11,550	$23,865	$22,793
Other comprehensive income (loss):
Currency translation adjustment, net of tax (benefit) expense
of $(1,584), $2,565, $351 and $1,700, respectively	(2,697)	4,405	598	2,919

Comprehensive income	$9,086	$15,955	$24,463	$25,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2010	2009
	(unaudited, in thousands)
Cash flow from operating activities:
Net income	$23,865	$22,793
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	5,114	5,814
Deferred income taxes	-	(482)
Share-based compensation	72	244
Non-cash portion of credit loss provision	870	1,067
Changes in operating assets and liabilities:
Automotive finance receivables	1,248	4,624
Finance and service fees receivable	(1,082)	(1,009)
Inventories	(289)	(2,337)
Prepaid expenses and other assets	2,262	2,856
Income taxes payable	(3,535)	1,382
Accounts payable and accrued liabilities	4,375	(587)

Net cash flow provided by operating activities	32,900	34,365

Cash flow from investing activities:
Pawn customer receivables	(6,862)	(6,612)
Short-term loan customer receivables	(570)	(780)
Purchases of property and equipment	(7,518)	(7,547)
Distribution to joint venture	-	(75)
Acquisitions of pawn stores	-	(429)

Net cash flow used in investing activities	(14,950)	(15,443)

Cash flow from financing activities:
Payments of debt	(2,463)	(30,192)
Proceeds from exercise of stock options and warrants	2,377	973
Income tax benefit from exercise of stock options and warrants	1,264	2,395

Net cash flow provided by (used in) financing activities	1,178	(26,824)

Effect of exchange rates on cash	(67)	1,102

Change in cash and cash equivalents	19,061	(6,800)
Cash and cash equivalents at beginning of the period	26,777	29,006

Cash and cash equivalents at end of the period	$45,838	$22,206

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$128	$1,039

Income taxes	$15,299	$2,434

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$46,959	$36,003

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

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2009 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$11,197	$9,148	$22,241	$18,355

Income from discontinued operations	586	2,402	1,624	4,438

Net income for calculating basic and diluted
earnings per share	$11,783	$11,550	$23,865	$22,793

Denominator:
Weighted-average common shares for calculating
basic earnings per share	30,121	29,338	30,051	29,298
Effect of dilutive securities:
Stock options, warrants and restricted stock	670	779	711	713

Weighted-average common shares for calculating
diluted earnings per share	30,791	30,117	30,762	30,011

Basic earnings per share:
Income from continuing operations	$0.37	$0.31	$0.74	$0.63
Income from discontinued operations	0.02	0.08	0.05	0.15

Net income per basic share	$0.39	$0.39	$0.79	$0.78

Diluted earnings per share:
Income from continuing operations	$0.36	$0.30	$0.72	$0.61
Income from discontinued operations	0.02	0.08	0.06	0.15

Net income per diluted share	$0.38	$0.38	$0.78	$0.76

Note 3 - Revenue, Cost of Revenue and Customer Receivables

The following table details the major components of revenue and cost of revenue from continuing operations for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
Revenue:
Pawn retail merchandise sales	$41,746	$34,048	$82,514	$67,749
Pawn scrap jewelry sales	17,852	16,409	37,858	32,314
Pawn service fees	23,518	18,840	46,340	36,448
Short-term loan and credit services fees	14,290	12,434	27,552	25,230
Other	270	278	625	690

	97,676	82,009	194,889	162,431

Cost of revenue:
Cost of goods sold - pawn retail merchandise	24,089	19,467	48,149	38,647
Cost of goods sold - pawn scrap jewelry	11,933	10,495	25,401	19,859
Short-term loan and credit services loss provision	3,761	3,426	5,859	5,649
Other	48	49	82	82

	39,831	33,437	79,491	64,237

Net revenue	$57,845	$48,572	$115,398	$98,194

The following table details selected assets from continuing operations as of June 30, 2010 and June 30, 2009 (unaudited, in thousands):
	Balance at June 30,

	2010	2009
Customer receivables:
Pawn receivables	$60,964	$52,685
Short-term loan receivables	2,960	2,891

	63,924	55,576
CSO short-term loan receivables held by an independent third-party (1)	13,717	11,546
Allowance for doubtful accounts (2)	(1,052)	(755)

	$76,589	$66,367

(1)	CSO loans outstanding are from an independent third-party lender and are not included on the Company's balance sheet (see Note 4).

(2)	Includes allowance related to short-term loan receivables and the Company's estimated fair value of its liability under the letters of credit guaranteeing CSO loans.

Note 4 - Guarantees

The Company offers a fee-based credit services organization program ("CSO program") to assist consumers, in Texas and Maryland markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an unaffiliated, non-bank, consumer lending company (the "Independent Lender") and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company, which the Company does not record on its balance sheet, range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis. As defined by ASC 810-10-65 (formerly Financial Interpretation No. 46), the Independent Lender is considered a variable interest entity of the Company. The net loans outstanding represent less than 50% of the Independent Lender's total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it, and, therefore, is not deemed to be the primary beneficiary and does not consolidate the Independent Lender's results with its results.

The letters of credit under the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of June 30, 2010 was $15,141,000 compared to $12,870,000 at June 30, 2009. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities. The credit loss provision associated with the CSO program is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. See additional discussion of the credit loss provision, and related allowances and accruals, in the section titled "Results of Continuing Operations."

Note 5 - Fair Value Measurements

The Company adopted the provisions of ASC 820-10 on January 1, 2008 for financial assets and liabilities, and, January 1, 2009 for nonfinancial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. The fair value of the customer receivables from the discontinued Auto Master operation (Note 7) was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flows from the collections and/or sale of these receivables. As required by ASC 820-10-35-37, which establishes standards for determining fair value measurements, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company's financial instruments by ASC 820-10-35-37 pricing levels as of June 30, 2010 and 2009 (unaudited, in thousands):

Fair Value Measurements Using

Quoted
Prices In
		Active	Significant
		Markets For	Other	Significant
	Automotive	Identical	Observable	Unobservable	Total
	Finance	Assets	Inputs	Inputs	Gains
Balance at:	Receivables	(Level 1)	(Level 2)	(Level 3)	(Losses)

June 30, 2010	$1,390	$-	$-	$1,390	$-

June 30, 2009	$5,580	$-	$-	$5,580	$-

The following table summarizes the changes in the fair value of the Company's level 3 assets (unaudited, in thousands):
	Six Months Ended June 30,

	2010	2009
Level 3 Assets - Automotive Finance Receivables:
Balance at beginning of period	$2,638	$10,204
Net cash collections of principal	(3,066)	(13,174)
Adjustments for realized gains from collections	1,818	8,550

Balance at end of period	$1,390	$5,580

Note 6 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal income tax returns for the years ended December 31, 2006, 2007 and 2008 are currently being examined by the U.S. Internal Revenue Service. The Company's U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2006, with the exception of three states. With respect to Mexico, the tax years prior to 2004 are closed to examination.

Note 7 - Discontinued Operations

Short-Term Loan Operations

The Company's strategy is to increase focus on its pawn operations and further reduce regulatory exposure from payday lending products. In December 2009, the Company sold all 22 of its short-term loan stores located in California, Washington and Oregon ("West Coast stores") to a privately-held operator. The Company completed the sale of eight short-term/payday loan stores in Michigan to another operator in the third quarter of 2009 and closed the remaining four stores in Michigan. In addition, five under-performing short-term loan/credit services stores in Texas were closed during the first quarter of 2009 and four such stores were closed during the second quarter of 2009.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued payday/short-term loan operations. The carrying amounts of the assets and liabilities for these discontinued operations at June 30, 2010 were immaterial. The carrying amounts of the assets for these discontinued operations at June 30, 2009 included receivables of $3,255,000, which were classified as a component of current assets. In addition, property and equipment of $354,000 was classified as a component of non-current assets. The carrying amounts of the liabilities for these discontinued operations at June 30, 2009 were $475,000, which were classified as a component of current liabilities.

The following table summarizes the operating results, including gains or losses from disposition, of the West Coast, Michigan and certain Texas short-term loan/credit services stores which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
Revenue	$-	$2,659	$39	$5,436
Cost of revenue	-	(589)	(70)	(875)

Net revenue	-	2,070	(31)	4,561

Expenses and other losses:
Operating and administrative expenses	10	1,729	90	3,664
Depreciation and amortization	-	61	-	215
Net loss on sale/disposal of assets	-	400	-	1,231

	10	2,190	90	5,110

Loss before taxes	(10)	(120)	(121)	(549)

Tax benefit	3	34	3	173

Net loss	$(7)	$(86)	$(118)	$(376)

Net loss per basic share	$-	$-	$-	$(0.01)

Net loss per diluted share	$-	$-	$-	$(0.01)

Auto Master Buy-Here/Pay-Here Operation

The Company discontinued its Auto Master buy-here/pay-here automotive operation in 2008. Under a collection services agreement, a third-party is collecting the Company's outstanding Auto Master customer notes receivable, which are reported by the Company as a discontinued asset. After-tax net income from the discontinued Auto Master operation during the second quarter of 2010 was $592,000, or $0.02 per share, and year-to-date, income from Auto Master was $1,742,000, or $0.06 per share. After-tax net income during the second quarter of 2009 was $2,488,000, or $0.08 per share, and year-to-date income was $4,814,000, or $0.16 per share. These earnings reflect collections of the remaining customer receivable portfolio in excess of estimated liquidation fair value. During the current quarter, the Company realized net cash collections of $1,110,000 on these accounts and recorded a pre-tax benefit of approximately $919,000 from these cash collections as compared to the estimated fair value of the receivables recorded on the Company's balance sheet. Year-to-date, the Company has realized net cash collections of $3,066,000 and a pre-tax benefit of approximately $1,818,000. The Company believes cash collections of these Auto Master receivables will decline during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off. At June 30, 2010, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $5,274,000, which the Company is carrying, as a component of current assets, at an estimated fair value of $1,390,000.

The following table summarizes the operating results of Auto Master, which have been reclassified as discontinued operations in the condensed consolidated statements of operations, for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
Revenue	$-	$7	$-	$131
Cost of revenue	-	-	-	(115)

Net revenue	-	7	-	16

Expenses and other (gain) loss:
Operating and administrative expenses	8	319	50	948
Gain on excess collections	(919)	(4,249)	(1,818)	(8,550)
Gain on sale of Auto Master real estate	-	-	(293)	-

	(911)	(3,930)	(2,061)	(7,602)

Contribution before taxes	911	3,937	2,061	7,618

Tax expense	(319)	(1,449)	(319)	(2,804)

Net income	$592	$2,488	$1,742	$4,814

Net income per basic share	$0.02	$0.08	$0.05	$0.16

Net income per diluted share	$0.02	$0.08	$0.06	$0.16

Note 8 - Commitments and Contingencies

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of gold merchandise. As of June 30, 2010, the Company had forward sales commitments for a significant portion of its expected scrap jewelry sales through October 2010. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales and is therefore not recorded on the Company's balance sheet.

The Company transfers scrap gold jewelry generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company's long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States.  During late 2009 and in 2010, the United States Customs and Border Protection Agency ("CBP") has requested certain transaction records pertaining to the Company's cross-border remelting processes.  During the second quarter of 2010, CBP assessed duties on certain cross-border remelting transactions occurring in late 2008 and 2009 totaling approximately $584,000 plus accrued interest.  The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP.  The Company intends to vigorously appeal the assessments issued to-date by CBP, however, the Company cannot assess the likelihood that such appeals will be successful.

Note 9 - Subsequent Events

In early July 2010, the Company completed the acquisitions of six pawnshops in existing U.S. markets. The combined purchase price for the six stores was $7.6 million and was comprised of $5.6 million in cash and notes payable to the selling shareholders of $2.0 million. The Company is in the process of determining the allocation of the purchase price to the assets and liabilities acquired. These transactions will be recorded in July 2010 and the assets, liabilities and results of operations will be included in the Company's consolidated results beginning in the third quarter of 2010.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations generated 86% of the Company's revenue from continuing operations during the first six months of 2010. The Company's pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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

The business is subject to seasonal variations, and operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in late December in Mexico, which is associated with statutory Christmas bonuses received by customers; and in the first quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended June 30, 2010, approximately 52% of total revenue was generated in Mexico and 48% of revenue was generated in the United States. Year-to-date, 49% of revenue was from Mexico and 51% from the United States.

As of June 30, 2010, the Company had 570 locations in eight U.S. states and 20 states in Mexico, which represents a net store-count increase of 10% over the past twelve months. A total of 12 new store locations were added during the second quarter of 2010. The following table details store counts for the three and six months ended June 30, 2010:
	U.S.	Mexico	Total
	Locations	Locations	Locations

Three Months Ended June 30, 2010
Total locations, beginning of period	216	343	559
New locations opened	-	12	12
Locations closed or consolidated	-	(1)	(1)

Total locations, end of period	216	354	570

Six Months Ended June 30, 2010
Total locations, beginning of period	217	329	546
New locations opened	-	26	26
Locations closed or consolidated	(1)	(1)	(2)

Total locations, end of period	216	354	570

U.S. locations include 97 pawn stores and 119 short-term loan stores. The Company has obtained pawn licenses for approximately 25 of its short-term loan locations in Texas. The Company is in the process of adding pawn products into these locations and/or converting such locations into full-service pawnshops in the future. Mexico locations are comprised of 305 large format pawn stores and 49 smaller format CashYa! pawn/short-term loan stores. Subsequent to quarter end, the Company acquired six U.S. pawn stores, bringing the current total of U.S. pawn locations to 103. The Company closed one under-performing short-term loan store located in Mexico during the second quarter of 2010. At June 30, 2010, the Company's credit services operations also include an internet distribution channel for customers in the states of Maryland and Texas.

For the three and six months ended June 30, 2010, the Company's 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table.

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

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2010 Compared To The Three Months Ended June 30, 2009

The following table details the components of revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company's management reviews and analyzes business results in a constant currency because the Company believes this better represents the Company's underlying business trends.
	Three Months Ended
	June 30,				Increase/(Decrease)
					Constant Currency
	2010	2009	Increase/(Decrease)		Basis

Domestic revenue:
Pawn retail merchandise sales	$15,380	$15,016	$364	2%	2%
Pawn scrap jewelry sales	8,339	6,550	1,789	27%	27%
Pawn service fees	9,802	8,468	1,334	16%	16%
Short-term loan and credit services fees	13,155	11,558	1,597	14%	14%
Other	266	267	(1)	-	-

	46,942	41,859	5,083	12%	12%

Foreign revenue:
Pawn retail merchandise sales	26,366	19,032	7,334	39%	30%
Pawn scrap jewelry sales	9,513	9,859	(346)	(4)%	(4)%
Pawn service fees	13,716	10,372	3,344	32%	24%
Short-term loan fees	1,135	876	259	30%	22%
Other	4	11	(7)	(64)%	(66)%

	50,734	40,150	10,584	26%	20%

Total revenue:
Pawn retail merchandise sales	41,746	34,048	7,698	23%	18%
Pawn scrap jewelry sales	17,852	16,409	1,443	9%	9%
Pawn service fees	23,518	18,840	4,678	25%	21%
Short-term loan and credit services fees	14,290	12,434	1,856	15%	14%
Other	270	278	(8)	(3)%	(3)%

	$97,676	$82,009	$15,667	19%	16%

Domestic revenue accounts for 48% of the total revenue for the current quarter, while foreign revenue, all from Mexico, accounts for 52% of the total.

The following table details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and inventories as of June 30, 2010, as compared to June 30, 2009 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.
	Balance at June 30,				Increase / (Decrease)
					Constant Currency
	2010	2009	Increase / (Decrease)		Basis

Domestic customer receivables and CSO loans outstanding:
Pawn receivables	$29,939	$28,056	$1,883	7%	7%
Short-term loan receivables, net of allowance	1,901	1,937	(36)	(2)%	(2)%
CSO short-term loans held by independent
third-party (1)	12,833	10,910	1,923	18%	18%

	44,673	40,903	3,770	9%	9%

Foreign customer receivables:
Pawn receivables	31,025	24,629	6,396	26%	22%
Short-term loan receivables, net of allowance	891	835	56	7%	4%

	31,916	25,464	6,452	25%	22%

Total customer receivables and CSO loans outstanding:
Pawn receivables	60,964	52,685	8,279	16%	14%
Short-term loan receivables, net of allowance	2,792	2,772	20	1%	-
CSO short-term loans held by independent
third-party (1)	12,833	10,910	1,923	18%	18%

	$76,589	$66,367	$10,222	15%	14%

Pawn inventories:
Domestic pawn inventories	$14,735	$16,550	$(1,815)	(11)%	(11)%
Foreign pawn inventories	20,136	14,198	5,938	42%	38%

	$34,871	$30,748	$4,123	13%	11%

(1)   CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Store Operations

The overall increase in year-over-year revenue of 19% was due primarily to a combination of significant same-store pawn revenue growth and revenue from new pawn stores. Same-store revenue in the pawn stores (stores that were in operation during all of the second quarter of both 2009 and 2010) increased by 12% for the second quarter of 2010. Same store pawn revenue grew by 14% in Mexico, while same-store revenue grew by 10% in U.S. pawn stores and 14% in U.S. short-term loan stores. The revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Revenue growth in the United States was primarily the result of strong demand for pawn and short-term loan products and increased revenue from scrap jewelry sales. Revenue generated by the new stores opened since April 1, 2009 increased by $5,847,000, compared to the same quarter last year.

Combined pawn retail and scrap jewelry sales increased by 18% for the quarter, with Mexico stores recording 24% growth, and U.S. stores 10% growth. Retail sales increased by 23%, primarily the result of a 39% increase in Mexico. The 9% increase in pawn scrap jewelry sales during the second quarter of 2010 was primarily due to a 24% increase in the weighted-average selling price of scrap gold, offset by a 14% decline in the quantity of scrap gold sold. The decline in scrap jewelry volume was related to pawn operations in Mexico, where there was a decrease in jewelry inventory as a percentage of the overall inventory mix. The total volume of gold scrap jewelry sold in the second quarter of 2010 was 14,472 ounces at an average cost of $821 per ounce and an average selling price of $1,167 per ounce.

Revenue from pawn service fees was up 25%, which was composed of a 16% increase in the United States and a 32% increase in Mexico. The increase in revenue was reflective of growth in pawn receivables of 7% in the United States, which has a mature store base, and 26% in Mexico, where almost half of the stores are less than three years old. The increases in pawn service fees and receivables were the result of continued consumer credit demand in most markets, new stores and store maturation. Service fees from short-term loans and credit services increased 15% compared to the second quarter of 2009, which was consistent with the increase in outstanding short-term loans and CSO transaction volumes.

The gross profit margin on total pawn merchandise sales was 40% during the second quarter of 2010, compared to 41% during the second quarter of 2009. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 42% during the second quarter of 2010, compared to 43% in the second quarter of 2009. Gross margin on sales of scrap jewelry was 33% during the second quarter of 2010, compared to 36% in the second quarter of 2009. The decrease in margins was primarily reflective of increased gold jewelry acquisition costs. Pawn inventories increased over the prior year by 13%, which was reflective of growth in pawn receivable balances, especially in Mexico. At June 30, 2010, the Company's pawn inventories were comprised of 43% gold jewelry, 38% electronics, 7% tools and 12% other.

The Company's short-term loan and credit services loss provision was 26% of short-term loan and credit services fee revenue during the second quarter of 2010, compared to 28% in the second quarter of 2009. The Company's loss reserve on short-term loan receivables increased to $168,000, or 5.7% of the gross receivable balance at June 30, 2010, compared to $119,000, or 4.1% of the gross receivable balance at June 30, 2009. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $884,000, or 6.4% of the gross receivable balance at June 30, 2010, compared to $636,000, or 5.5% of the gross receivable balance at June 30, 2009.

Pawn and short-term loan store operating expenses of $28,293,000 during the second quarter of 2010 increased by 19% compared to $23,866,000 during the second quarter of 2009, primarily as a result of new store openings, and the appreciation of the Mexican peso since April 1, 2009. Operating expenses increased approximately 15% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current-year quarter was $27,370,000, which equates to a store-level operating margin of 28%, which equaled 2009.

The average value of the Mexican peso to the U.S. dollar increased from 13.3 to 1 in the second quarter of 2009 to 12.6 to 1 in the second quarter of 2010. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. However, while the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, expenses were inflated as well. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on second quarter net income and earnings per share was minimal.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 23% to $9,325,000 during the second quarter of 2010 compared to $7,597,000 during the second quarter of 2009, which reflected a 11% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased store count, revenue and profitability.

Interest expense decreased to $133,000 in the second quarter of 2010, compared to $192,000 for the second quarter of 2009, reflecting lower borrowing levels.

For the second quarter of 2010 and 2009, the Company's effective federal income tax rates of 36.1% and 36.9%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes.

Income from continuing operations increased by 22% to $11,197,000 during the second quarter of 2010 compared to $9,148,000 during the second quarter of 2009. Including the results from the discontinued operations of Auto Master and the Michigan, West Coast and certain Texas short-term loan/credit services stores, net income was $11,783,000 during the second quarter of 2010, compared to $11,550,000 during the second quarter of 2009.

Six Months Ended June 30, 2010 Compared To The Six Months Ended June 30, 2009

The following table details the components of revenue for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company's management reviews and analyzes business results in a constant currency because the Company believes this better represents the Company's underlying business trends.
	Six Months Ended
	June 30,				Increase/(Decrease)
					Constant Currency
	2010	2009	Increase/(Decrease)		Basis

Domestic revenue:
Pawn retail merchandise sales	$33,838	$32,073	$1,765	6%	6%
Pawn scrap jewelry sales	18,405	13,318	5,087	38%	38%
Pawn service fees	20,574	17,165	3,409	20%	20%
Short-term loan and credit services fees	25,357	23,543	1,814	8%	8%
Other	614	672	(58)	(9)%	(9)%

	98,788	86,771	12,017	14%	14%

Foreign revenue:
Pawn retail merchandise sales	48,676	35,676	13,000	36%	25%
Pawn scrap jewelry sales	19,453	18,996	457	2%	2%
Pawn service fees	25,766	19,283	6,483	34%	22%
Short-term loan fees	2,195	1,687	508	30%	19%
Other	11	18	(7)	(39)%	(44)%

	96,101	75,660	20,441	27%	18%

Total revenue:
Pawn retail merchandise sales	82,514	67,749	14,765	22%	16%
Pawn scrap jewelry sales	37,858	32,314	5,544	17%	17%
Pawn service fees	46,340	36,448	9,892	27%	21%
Short-term loan and credit services fees	27,552	25,230	2,322	9%	8%
Other	625	690	(65)	(9)%	(10)%

	$194,889	$162,431	$32,458	20%	16%

Domestic revenue accounts for 51% of the total revenue for the six months ended June 30, 2010, while foreign revenue, all from Mexico, accounts for 49% of the total.

Store Operations

The overall increase in year-over-year revenue of 20% was due primarily to a combination of significant same-store pawn revenue growth and revenue from new pawn stores. Same-store revenue in the pawn stores (stores that were in operation during all of the first six months of both 2009 and 2010) increased by 12% for the six months ended 2010. Same store pawn revenue grew by 12% in Mexico, while same-store revenue grew by 14% in U.S. pawn stores and 7% in U.S. short-term loan stores. The revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Revenue growth in the United States was primarily the result of strong demand for pawn and short-term loan products and increased revenue from scrap jewelry sales. Revenue generated by the new stores opened since January 1, 2009 increased by $14,175,000, compared to the same period last year.

Combined pawn retail and scrap jewelry sales increased by 20% for the first six months of 2010, with Mexico stores recording 25% growth, and U.S. stores 15% growth. Retail sales increased by 22%, primarily the result of a 36% increase in Mexico. The 17% increase in pawn scrap jewelry sales during the first six months of 2010 was primarily due to a 22% increase in the weighted-average selling price of scrap gold, offset by a 5% decline in the quantity of scrap gold sold. The decline in scrap jewelry volume was related to pawn operations in Mexico, where there was a decrease in jewelry inventory as a percentage of the overall inventory mix. The total volume of gold scrap jewelry sold in the first six months of 2010 was 31,678 ounces at an average cost of $801 per ounce and an average selling price of $1,134 per ounce.

Revenue from pawn service fees was up 27%, which was composed of a 20% increase in the United States and a 34% increase in Mexico. The increase in revenue was reflective of growth in pawn receivables of 7% in the United States, which has a mature store base, and 26% in Mexico, where almost half of the stores are less than three years old. The increases in pawn service fees and receivables were the result of continued consumer credit demand in most markets, new stores and store maturation. Service fees from short-term loans and credit services increased 9% compared to the first six months of 2009, which was consistent with the increase in outstanding short-term loans and CSO transaction volumes.

The gross profit margin on total pawn merchandise sales was 39% during the first six months of 2010, compared to 42% during the first six months of 2009. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 42% during the first six months of 2010, compared to 43% in the first six months of 2009. Gross margin on sales of scrap jewelry was 33% during the first six months of 2010, compared to 39% in the first six months of 2009. The decrease in margins was primarily reflective of increased gold jewelry acquisition costs. Pawn inventories increased over the prior year by 13%, which was reflective of growth in pawn receivable balances, especially in Mexico. At June 30, 2010, the Company's pawn inventories were comprised of 43% gold jewelry, 38% electronics, 7% tools and 12% other.

The Company's short-term loan and credit services loss provision was 21% of short-term loan and credit services fee revenue during the first six months of 2010, compared to 22% in the first six months of 2009. The Company's loss reserve on short-term loan receivables increased to $168,000, or 5.7% of the gross receivable balance at June 30, 2010, compared to $119,000, or 4.1% of the gross receivable balance at June 30, 2009. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $884,000, or 6.4% of the gross receivable balance at June 30, 2010, compared to $636,000, or 5.5% of the gross receivable balance at June 30, 2009.

Pawn and short-term loan store operating expenses of $56,042,000 during the first six months of 2010 increased by 16% compared to $48,227,000 during the first six months of 2009, primarily as a result of new store openings, and the appreciation of the Mexican peso since January 1, 2009. Operating expenses increased approximately 12% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the first six months of 2010 was $55,038,000, which equates to a store-level operating margin of 28%, which equaled 2009.

The average value of the Mexican peso to the U.S. dollar increased from 13.9 to 1 in the first six months of 2009 to 12.7 to 1 in the first six months of 2010. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. However, while the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, expenses were inflated as well. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was minimal.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 21% to $18,928,000 during the first six months of 2010 compared to $15,683,000 during the first six months of 2009, which reflected a 10% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased store count, revenue and profitability.

Interest expense decreased to $273,000 in the first six months of 2010, compared to $428,000 for the first six months of 2009, reflecting lower borrowing levels.

For the first six months of 2010 and 2009, the Company's effective federal income tax rates of 36.6% and 36.8%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes.

Income from continuing operations increased by 21% to $22,241,000 during the first six months of 2010 compared to $18,355,000 during the first six months of 2009. Including the results from the discontinued operations of Auto Master and the Michigan, West Coast and certain Texas short-term loan/credit services stores, net income was $23,865,000 during the first six months of 2010, compared to $22,793,000 during the first six months of 2009.

Discontinued Operations

The Company discontinued its Auto Master buy-here/pay-here automotive operation in 2008. Under a collection services agreement, a third party is collecting the Company's outstanding Auto Master customer notes receivable, which are reported by the Company as a discontinued asset. After-tax net income from the discontinued Auto Master operation during the second quarter was $592,000, or $0.02 per share, and year-to-date, income from Auto Master was $1,742,000, or $0.06 per share. After-tax net income during the second quarter of 2009 was $2,488,000, or $0.08 per share, and year-to-date income was $4,814,000, or $0.16 per share. These earnings reflect collections of the remaining customer receivable portfolio in excess of estimated liquidation fair value. During the current quarter, the Company realized net cash collections of $1,110,000 on these accounts and recorded a pre-tax benefit of approximately $919,000 from these cash collections as compared to the estimated fair value of the receivables recorded on the Company's balance sheet. Year-to-date, the Company has realized net cash collections of $3,066,000 and a pre-tax benefit of approximately $1,818,000. The Company believes cash collections of these Auto Master receivables will decline during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off. In addition, the Company recorded a gain of approximately $293,000 in the first quarter of 2010 related to the sale of certain commercial real estate associated with the discontinued Auto Master operation. At June 30, 2010, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $5,274,000, which the Company is carrying at an estimated fair value of $1,390,000. Net collections in excess of this amount, if any, will be reflected in future quarters as additional income from discontinued operations.

The Company sold all 22 of its West Coast short-term loan stores in December 2009, and elected to discontinue its short-term loan operations in Michigan effective March 2009. In addition, certain Texas short-term loan/credit services stores were closed and classified as discontinued operations in both the first and second quarters of 2009. All revenue, expenses and income reported in the financial statements have been adjusted to reflect reclassification of these discontinued operations. The Company incurred net expenses, related to these stores, of $7,000 during the second quarter of 2010, and $118,000 year-to-date, which are included in discontinued operations. The Company incurred net expenses of $86,000 during the second quarter of 2009, and $376,000 for the prior year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company's primary sources of liquidity were $45,838,000 in cash and cash equivalents, $73,142,000 in customer receivables, $1,390,000 in receivables of discontinued operations from Auto Master, $34,871,000 in inventories and $25,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the "Unsecured Credit Facility"). The Company had working capital of $124,652,000 as of June 30, 2010, and total equity exceeded liabilities by a ratio of 5.6 to 1.

The Company has $25,000,000 available under its Unsecured Credit Facility which expires in April 2012. The total amount available can be increased up to $50,000,000, subject to lender approval. At June 30, 2010, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.35% at June 30, 2010 and approximately 0.29% at August 6, 2010) plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company's Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and is restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of August 6, 2010 and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

At June 30, 2010, the Company had notes payable to individuals arising from a multi-store pawn acquisition which totaled $6,502,000 in aggregate and bear interest at 5.5% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through December 2012. Of the $6,502,000 in notes payable, $2,494,000 is classified as a current liability and $4,008,000 is classified as long-term debt.

At June 30, 2010, the Company had notes payable to individuals arising from the Auto Master acquisition which totaled $563,000 in aggregate and bear interest at 7% per annum, with quarterly payments of principal and interest scheduled through July 2010. All of the $563,000 in notes payable is classified as a current liability.

Management believes cash flows from operations and available cash balances will be sufficient to fund the Company's operating liquidity needs. The profitability and liquidity of the Company is affected by the amount of customer receivables outstanding and related collections of such receivables. In general, revenue growth is dependent upon the Company's ability to fund growth of customer receivable balances and inventories and the ability to absorb credit losses related primarily to short-term loan and credit services products.   In addition to these factors, merchandise sales, inventory levels and the pace of store expansions affect the Company's liquidity. Regulatory developments affecting the Company's consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in the section entitled "Regulatory Developments." The following table sets forth certain historical information with respect to the Company's sources and uses of cash and other key indicators of liquidity:
	Six Months Ended June 30,

	2010	2009
	(unaudited, in thousands)

Cash flow provided by operating activities	$32,900	$34,365
Cash flow used in investing activities	$(14,950)	$(15,443)
Cash flow provided by (used in) financing activities	$1,178	$(26,824)

Working capital	$124,652	$55,612
Current ratio	4.53x	1.76x
Debt to equity ratio	20%	40%
Inventory turns (trailing twelve months ended June 30, 2010 and 2009, respectively)	4.4x	4.0x

Net cash provided by operating activities decreased $1,465,000, or 4%, from $34,365,000 for the six months ended June 30, 2009 to $32,900,000 for the six months ended June 30, 2010. The primary source of operating cash flows in both years relates to net income from operations. While operating cash flows related to continuing operations increased approximately $7,262,000, operating cash flows from discontinued operations decreased approximately $6,190,000. Approximately $3,066,000 of operating cash flows in the first six months of 2010 were derived from the collection of Auto Master notes receivable, a discontinued operation more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements. The Company believes cash collections of these Auto Master receivables will decline during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off.

Cash flows used for investing activities are utilized primarily to fund growth of pawn receivables and purchases of property and equipment. Net cash used in investing activities decreased $493,000, or 3%, in the current period compared to the prior year period.

Net cash provided by financing activities increased $28,002,000, or 104%, primarily because the Company used cash to reduce debt by $30,192,000 during the first half of 2009, while debt reduction payments of only $2,463,000 have been made in 2010 as there is no outstanding debt on the Unsecured Credit Facility.

The Company intends to continue expansion primarily through new store openings. Year-to-date in 2010, the Company has opened 26 stores, all of which were new pawn stores in Mexico. Capital expenditures, working capital requirements and start-up losses related to this expansion have been and are expected to continue to be funded through operating cash flows. The Company funded $7,518,000 in capital expenditures during the first six months of 2010, related primarily to new store locations, and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2010. The Company's cash flow and liquidity available to fund expansion in 2010 included net cash flow from operating activities of $32,900,000 for the six months ended June 30, 2010. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company's current operations and store expansion plans for fiscal 2010.

The Company continually looks for, and is presented with potential acquisition opportunities. The Company completed the acquisitions of six pawn stores in existing U.S. markets in early July 2010. The combined purchase price for the six stores was $7.6 million and was comprised of $5.6 million in cash and notes payable to the selling shareholders of $2.0 million. Other than these transactions, the Company currently has no definitive commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of gold merchandise. As of June 30, 2010, the Company had forward sales commitments for a significant portion of its expected scrap jewelry sales through October 2010.

In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the second quarter of 2010, the Company did not repurchase any shares of common stock.

During the period from January 1, 2010 through June 30, 2010, the Company issued 198,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,927,000 (including income tax benefit). During the period from January 1, 2010 through June 30, 2010, the Company issued 75,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $714,000 (including income tax benefit).

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
	Trailing Twelve Months Ended June 30,

	2010	2009

Cash flow from operating activites	$78,521	$67,207
Cash flow from investing activites:
Pawn customer receivables	(5,572)	(8,143)
Short-term loan receivables	(2,130)	(3,335)
Purchases of property and equipment	(15,347)	(17,485)

Free cash flow	$55,472	$38,244

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company's leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended June 30,

	2010	2009

Income from continuing operations	$45,737	$37,195
Adjustments:
Income taxes	27,126	21,945
Depreciation and amortization	10,329	9,910
Interest expense	610	795
Interest income	(33)	(82)

Earnings before interest, taxes, depreciation and amortization	$83,769	$69,763

Constant Currency Results

Certain performance metrics discussed in this report are presented on a "constant currency" basis, which may be considered a non-GAAP financial measurement of financial performance under GAAP. The Company's management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the closing exchange rate at the end of the applicable prior year period (June 30, 2009) of 13.2 to 1 was used, compared to the current end of period (June 30, 2010) exchange rate of 12.8 to 1. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended June 30, 2009 was 13.3 to 1, compared to the current quarter rate of 12.6 to 1. The average exchange rate for the prior-year six-month period ended June 30, 2009 was 13.9 to 1, compared to the current year-to-date rate of 12.7 to 1.

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

Existing regulations and recent regulatory developments are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In July 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation establishes a Bureau of Consumer Financial Protection which will have broad regulatory powers over providers of consumer credit products in the United States such as those offered by the Company. Those provisions of this legislation are in the very early stages of implementation, and until the bureau has become operative and begins to propose rules and regulations that apply to consumer credit activities, it is not possible to accurately predict what affect the bureau will have on the business. There can be no assurance that the bureau will not propose and enact rules or regulations that would have a material adverse effect on the Company's operations and financial performance. For the trailing twelve months ended June 30, 2010, approximately 51% of the Company's total revenue is generated from U.S.-based pawn and consumer credit products. State legislation was enacted in Maryland in April 2010 and becomes effective in October 2010 which severely affects the ability of companies to offer credit services products in the state. The Company currently provides a credit services product through an internet-based CSO program in Maryland. For the trailing twelve months ended June 30, 2010, the Company realized operating income, net of taxes, related to the CSO program in Maryland of approximately $907,000. The Company is still evaluating the potential effects of the legislation and the potential loss of CSO revenue and income in Maryland, but does not expect that it will have a material effect on the Company in the current fiscal year, including its consolidated revenue or operations. The Company's 2010 earnings guidance assumes no earnings from the Maryland CSO program in the fourth quarter of 2010. In addition, state legislation was adopted in Illinois in June 2010 which reduces the allowable maximum rate for certain installment loan products in the state. The Company currently offers installment loans in Illinois which will be negatively affected by this legislation. The legislation is to become effective March 2011 and would make it potentially unfeasible for the Company to continue offering its installment lending product in that state.   For the trailing twelve months ended June 30, 2010, the Company realized operating income, net of taxes, related to payday and installment lending in Illinois of approximately $2,907,000. The Company is evaluating the potential effects of the legislation and the potential reduction of service fee revenue and income in Illinois, although it does not expect that it will have a material effect on the Company in the current fiscal year, including its consolidated revenue or operations. In the District of Columbia, where the Company operates two pawn stores, certain ordinances have been proposed this year which could potentially have a negative effect on pawn operations in the District. At this point, the Company cannot assess the likelihood of such ordinances being enacted nor the potential effect on the Company's pawn operations in the District of Columbia.

The Company transfers jewelry, which is typically broken or of low retail value, generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company's long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States.  During late 2009 and in 2010, the United States Customs and Border Protection Agency ("CBP") has requested certain transaction records pertaining to the Company's cross-border remelting processes.  During the second quarter of 2010, CBP assessed duties on certain cross-border remelting transactions occurring in late 2008 and 2009 totaling approximately $584,000 plus accrued interest.  The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP.  The Company intends to vigorously appeal the assessments issued to-date by CBP, however, the Company cannot assess the likelihood that such appeals will be successful.

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

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Important risk factors that could affect the Company's operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors" of the Company's 2009 Annual Report on Form 10-K. These factors are supplemented by those discussed under "Regulatory Developments" in Part I, Item 2 of this report and in "Governmental Regulation" in Part I, Item 1 of the Company's 2009 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2010 through June 30, 2010, the Company issued 198,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $2,927,000 (including income tax benefit). During the period from January 1, 2010 through June 30, 2010, the Company issued 75,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $714,000 (including income tax benefit).

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

In November 2007, the Company's Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash's outstanding common stock. In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. During the second quarter of 2010, the Company did not repurchase any shares of common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan.

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
Dated: August 9, 2010	FIRST CASH FINANCIAL SERVICES, INC.
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