Form 10-Q
period 2010-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2010-10-21
CIK 840489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(817) 460-3947

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer

☒  Accelerated filer

☐  Non-accelerated filer (Do not check if a smaller reporting company)

☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒ No

As of October 18, 2010, there were 30,304,391 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	2010	2009	2009
	(unaudited, in thousands)
ASSETS
Cash and cash equivalents	$32,694	$18,552	$26,777
Service fees receivable	10,936	8,754	8,185
Pawn receivables	72,012	59,585	53,719
Short-term loan receivables, net of allowance	2,947	3,086	3,076
Inventories	44,018	38,410	34,437
Prepaid expenses and other current assets	5,169	6,663	7,093
Current assets of discontinued operations	941	7,105	3,299
Total current assets	168,717	142,155	136,586

Property and equipment, net	55,653	45,787	47,980
Goodwill and intangible assets, net	76,957	69,557	70,252
Other	1,742	1,428	1,467
Long-term assets of discontinued operations	-	19,609	-
Total assets	$303,069	$278,536	$256,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of notes payable	$458	$4,655	$4,111
Revolving credit facility	-	43,000	-
Accounts payable	3,605	1,914	1,801
Accrued liabilities	23,722	17,381	18,183
Income taxes payable and deferred taxes payable	6,617	9,030	10,958
Current liabilities of discontinued operations	-	562	238
Total current liabilities	34,402	76,542	35,291

Notes payable, net of current portion	1,505	5,919	5,265
Deferred income tax liabilities	6,822	999	3,290
Total liabilities	42,729	83,460	43,846

Stockholders’ equity:
Preferred stock	-	-	-
Common stock	371	367	367
Additional paid-in capital	124,737	117,378	117,892
Retained earnings	236,185	183,086	198,083
Accumulated other comprehensive income (loss)	(3,541)	(8,343)	(6,491)
Common stock held in treasury, at cost	(97,412)	(97,412)	(97,412)
Total stockholders’ equity	260,340	195,076	212,439
Total liabilities and stockholders’ equity	$303,069	$278,536	$256,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Pawn merchandise sales	$65,937	$56,058	$186,309	$156,121
Pawn service fees	26,378	21,791	72,718	58,239
Short-term loan and credit services fees	15,614	13,494	41,603	37,362
Other	253	300	878	990
	108,182	91,643	301,508	252,712

Cost of revenue:
Cost of goods sold	38,993	34,297	112,543	92,803
Short-term loan and credit services loss provision	4,737	4,198	10,287	9,501
Other	39	45	121	127
	43,769	38,540	122,951	102,431
Net revenue	64,413	53,103	178,557	150,281

Expenses and other income:
Store operating expenses	29,952	25,306	85,563	73,073
Administrative expenses	10,296	9,059	29,224	24,742
Depreciation and amortization	2,518	2,534	7,629	7,390
Interest expense	74	174	347	602
Interest income	(22)	(3)	(45)	(60)
	42,818	37,070	122,718	105,747

Income from continuing operations before income taxes	21,595	16,033	55,839	44,534

Provision for income taxes	7,639	5,957	20,159	16,453

Income from continuing operations	13,956	10,076	35,680	28,081

Income from discontinued operations, net of tax	281	1,898	2,422	6,686
Net income	$14,237	$11,974	$38,102	$34,767

Basic income per share:
Income from continuing operations	$0.46	$0.34	$1.18	$0.95
Income from discontinued operations	0.01	0.06	0.09	0.23
Net income per basic share	$0.47	$0.40	$1.27	$1.18

Diluted income per share:
Income from continuing operations	$0.45	$0.33	$1.16	$0.93
Income from discontinued operations	0.01	0.06	0.07	0.22
Net income per diluted share	$0.46	$0.39	$1.23	$1.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Nine Months Ended September 30,
	2010		2009
	Shares	Amount	Shares	Amount

Preferred stock	-	$-	-	$-

Common stock:
Balance, beginning of period	36,697	367	36,099	361
Exercise of stock options and warrants, including
income tax benefit	448	4	572	6
Balance, end of period	37,145	371	36,671	367

Additional paid-in capital:
Balance, beginning of period		117,892		112,750
Exercise of stock options and warrants, including
income tax benefit		6,738		4,408
Share-based compensation expense		107		295
Distribution to joint venture		-		(75)
Balance, end of period		124,737		117,378

Retained earnings:
Balance, beginning of period		198,083		148,319
Net income		38,102		34,767
Balance, end of period		236,185		183,086

Accumulated other comprehensive loss:
Balance, beginning of period		(6,491)		(9,568)
Currency translation adjustment, net of tax		2,950		1,225
Balance, end of period		(3,541)		(8,343)

Treasury stock:
Balance, beginning of period	6,840	(97,412)	6,840	(97,412)
Repurchases of treasury stock	-	-	-	-
Balance, end of period	6,840	(97,412)	6,840	(97,412)

Total stockholders' equity		$260,340		$195,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$14,237	$11,974	$38,102	$34,767
Other comprehensive income (loss):
Currency translation adjustment, net of tax (benefit) expense
of $1,381, $(983), $1,733 and $716, respectively	2,352	(1,694)	2,950	1,225
Comprehensive income	$16,589	$10,280	$41,052	$35,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited, in thousands)
Cash flow from operating activities:
Net income	$38,102	$34,767
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	7,629	7,656
Deferred income taxes	1,800	(482)
Share-based compensation	107	295
Non-cash portion of credit loss provision	1,491	2,114
Changes in operating assets and liabilities:
Automotive finance receivables	1,781	6,190
Finance and service fees receivable	(2,440)	(1,984)
Inventories	(2,819)	(3,588)
Prepaid expenses and other assets	1,812	235
Income taxes payable	(4,327)	4,209
Accounts payable and accrued liabilities	6,622	(187)
Net cash flow provided by operating activities	49,758	49,225
Cash flow from investing activities:
Pawn customer receivables	(21,252)	(20,818)
Short-term loan customer receivables	(1,403)	(1,644)
Purchases of property and equipment	(12,980)	(10,589)
Acquisitions of pawn stores	(5,664)	(435)
Net cash flow used in investing activities	(41,299)	(33,486)
Cash flow from financing activities:
Payments of debt	(9,624)	(31,694)
Proceeds from exercise of stock options and warrants	4,876	1,769
Income tax benefit from exercise of stock options and warrants	1,866	2,645
Net cash flow used in financing activities	(2,882)	(27,280)
Effect of exchange rates on cash	340	1,087
Change in cash and cash equivalents	5,917	(10,454)
Cash and cash equivalents at beginning of the period	26,777	29,006
Cash and cash equivalents at end of the period	$32,694	$18,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. (the “Company”), and its wholly-owned subsidiaries. In addition, the accompanying unaudited condensed consolidated financial statements include the accounts of Cash & Go, Ltd., a Texas limited partnership that operates financial services kiosks inside convenience stores, in which the Company has a 50% ownership interest. All significant intercompany accounts and transactions have been eliminated.

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2009 Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

The functional currency for the Company’s Mexican subsidiaries is the Mexican peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2010 presentation.

Recent Accounting Pronouncements

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, “Amending FASB Interpretation No. 46(R),” was adopted into the ASC in section 810-10-65 in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. ASC 810-10-65 was effective for fiscal years beginning after November 15, 2009. The adoption of ASC 810-10-65 did not have a material effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. The revised guidance, which was issued as ASU 2010-6, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” was adopted into the Accounting Standards Codification in subtopic 820-10, which requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the roll-forward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. ASU 2010-6 was effective for reporting periods beginning after December 15, 2009, except for the roll-forward of activity on a gross basis for Level 3 fair value measurement, which will be effective for reporting periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material effect on the Company’s financial statement disclosures.

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect ASU 2010-20 to have a material effect on the Company’s financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$13,956	$10,076	$35,680	$28,081

Income from discontinued operations	281	1,898	2,422	6,686
Net income for calculating basic and diluted earnings per share	$14,237	$11,974	$38,102	$34,767

Denominator:
Weighted-average common shares for calculating
basic earnings per share	30,253	29,801	30,118	29,466
Effect of dilutive securities:
Stock options, warrants and restricted stock	788	521	737	649
Weighted-average common shares for calculating diluted earnings per share	31,041	30,322	30,855	30,115

Basic earnings per share:
Income from continuing operations	$0.46	$0.34	$1.18	$0.95
Income from discontinued operations	0.01	0.06	0.09	0.23
Net income per basic share	$0.47	$0.40	$1.27	$1.18

Diluted earnings per share:
Income from continuing operations	$0.45	$0.33	$1.16	$0.93
Income from discontinued operations	0.01	0.06	0.07	0.22
Net income per diluted share	$0.46	$0.39	$1.23	$1.15

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores, the Company announced the acquisitions of certain pawnshops in existing U.S. markets in July 2010. The combined purchase price for these stores was $7,664,000 and was comprised of $5,664,000 in cash and notes payable to the selling shareholders of $2,000,000. The acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisitions. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the amount of $5,382,000, which is expected to be deductible for tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results beginning in the third quarter of 2010.

Note 4 - Revenue, Cost of Revenue and Customer Receivables

The following table details the major components of revenue and cost of revenue from continuing operations for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Pawn retail merchandise sales	$45,334	$36,356	$127,848	$104,105
Pawn scrap jewelry sales	20,603	19,702	58,461	52,016
Pawn service fees	26,378	21,791	72,718	58,239
Short-term loan and credit services fees	15,614	13,494	41,603	37,362
Other	253	300	878	990
	108,182	91,643	301,508	252,712
Cost of revenue:
Cost of goods sold - pawn retail merchandise	25,606	21,050	73,755	59,697
Cost of goods sold - pawn scrap jewelry	13,387	13,247	38,788	33,106
Short-term loan and credit services loss provision	4,737	4,198	10,287	9,501
Other	39	45	121	127
	43,769	38,540	122,951	102,431
Net revenue	$64,413	$53,103	$178,557	$150,281

The following table details selected assets from continuing operations as of September 30, 2010 and September 30, 2009 (unaudited, in thousands):

	Balance at September 30,
	2010	2009
Customer receivables:
Pawn receivables	$72,012	$59,585
Short-term loan receivables	3,124	3,227
	75,136	62,812
CSO short-term loan receivables held by an independent third-party (1)	13,363	11,593
Allowance for doubtful accounts (2)	(1,094)	(829)
	$87,405	$73,576

(1)

CSO loans outstanding are from an independent third-party lender and are not included on the Company’s balance sheet (see Note 5).

(2)

Includes allowance related to short-term loan receivables and the Company’s estimated fair value of its liability under the letters of credit guaranteeing CSO loans.

Note 5 - Guarantees

The Company offers a fee-based credit services organization program (“CSO program”) to assist consumers, in Texas and Maryland (see Note 8) markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an unaffiliated, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company, which the Company does not record on its balance sheet, range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis. As defined by ASC 810-10-65 (formerly Financial Interpretation No. 46), the Independent Lender is considered a variable interest entity of the Company. The net loans outstanding represent less than 50% of the Independent Lender’s total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it, and, therefore, is not deemed to be the primary beneficiary and does not consolidate the Independent Lender’s results with its results.

The letters of credit under the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2010 was $14,840,000 compared to $12,961,000 at September 30, 2009. According to the letters of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities. The credit loss provision associated with the CSO program is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 6 - Fair Value Measurements

The Company adopted the provisions of ASC 820-10 on January 1, 2008 for financial assets and liabilities, and, January 1, 2009 for nonfinancial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. The fair value of the customer receivables from the discontinued Auto Master operation (Note 8) was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flows from the collections and/or sale of these receivables. As required by ASC 820-10-35-37, which establishes standards for determining fair value measurements, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by ASC 820-10-35-37 pricing levels as of September 30, 2010 and 2009 (unaudited, in thousands):

Fair Value Measurements Using
Quoted
Prices In
		Active	Significant
		Markets For	Other	Significant
	Automotive	Identical	Observable	Unobservable	Total
	Finance	Assets	Inputs	Inputs	Gains
Balance at:	Receivables	(Level 1)	(Level 2)	(Level 3)	(Losses)
September 30, 2010	$857	$-	$-	$857	$-

September 30, 2009	$4,014	$-	$-	$4,014	$-

The following table summarizes the changes in the fair value of the Company’s Level 3 assets (unaudited, in thousands):

	Nine Months Ended September 30,
	2010	2009
Level 3 assets - automotive finance receivables:
Balance at beginning of period	$2,638	$10,204
Net cash collections of principal	(4,357)	(18,360)
Adjustments for realized gains from collections	2,576	12,170
Balance at end of period	$857	$4,014

Note 7 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal income tax returns for the years ended December 31, 2006, 2007 and 2008 are currently being examined by the U.S. Internal Revenue Service. The Company’s U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2006, with the exception of three states. With respect to Mexico, the tax years prior to 2005 are closed to examination.

Note 8 - Discontinued Operations

Short-Term Loan Operations

The Company’s strategy is to increase focus on its pawn operations and further reduce regulatory exposure from payday lending-type products which include the short-term loan and credit services products offered in the United States. In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricts the offering of such products. The after tax earnings from operations for the Maryland credit services operation during the third quarter of 2010 were $254,000, or $0.01 per share, and year-to-date, earnings were $771,000, or $0.02 per share. Comparable after-tax earnings during the third quarter of 2009 were $166,000, or $0.01 per share, and year-to-date were $516,000, or $0.02 per share.

In December 2009, the Company sold all 22 of its short-term loan stores located in California, Washington and Oregon (“West Coast stores”) to a privately-held operator. The Company completed the sale of eight short-term/payday loan stores in Michigan to another operator in the third quarter of 2009 and closed the remaining four stores in Michigan. In addition, five under-performing short-term loan/credit services stores in Texas were closed during the first quarter of 2009 and four such stores were closed during the second quarter of 2009.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued short-term loan and credit services operations. The carrying amounts of the assets and liabilities for these discontinued operations at September 30, 2010 were immaterial. The carrying amounts of the assets for these discontinued operations at September 30, 2009 included receivables of $2,786,000, which were classified as a component of current assets. In addition, property and equipment of $212,000 and goodwill of $6,429,000 was classified as a component of non-current assets. The carrying amounts of the liabilities for these discontinued operations at September 30, 2009 were $280,000, which were classified as a component of current liabilities.

The following table summarizes the operating results, including gains or losses from disposition, of the Maryland, West Coast, Michigan and certain Texas short-term loan/credit services operations which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$857	$3,229	$2,459	$10,027
Cost of revenue	(185)	(717)	(564)	(1,938)
Net revenue	672	2,512	1,895	8,089

Expenses and other (gain) losses:
Operating and administrative expenses	241	1,774	762	5,898
Depreciation and amortization	4	47	7	264
Net (gain) loss on sale/disposal of assets	-	(93)	-	1,138
	245	1,728	769	7,300

Gain before taxes	427	784	1,126	789

Tax expense	(133)	(290)	(433)	(321)

Net gain	$294	$494	$693	$468

Net gain per basic share	$0.01	$0.02	$0.03	$0.02

Net gain per diluted share	$0.01	$0.02	$0.02	$0.02

Auto Master Buy-Here/Pay-Here Operation

The Company discontinued its Auto Master buy-here/pay-here automotive operation in 2008. Under a collection services agreement, a third-party is collecting the Company’s outstanding Auto Master customer notes receivable, which are reported by the Company as a discontinued asset. After-tax loss from the discontinued Auto Master operation during the third quarter of 2010 was $13,000, or less than $0.01 per share, and year-to-date, income from Auto Master was $1,729,000, or $0.05 per share. After-tax net income during the third quarter of 2009 was $1,404,000, or $0.04 per share, and year-to-date income was $6,218,000, or $0.20 per share. These earnings reflect collections of the remaining customer receivable portfolio in excess of estimated liquidation fair value. During the current quarter, the Company realized net cash collections of $1,291,000 on these accounts and recorded a pre-tax benefit of approximately $758,000 from these cash collections as compared to the estimated fair value of the receivables recorded on the Company’s balance sheet. Year-to-date, the Company has realized net cash collections of $4,357,000 and a pre-tax benefit of approximately $2,576,000. The Company believes cash collections of these Auto Master receivables will decline during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off. At September 30, 2010, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $3,086,000, which the Company is carrying, as a component of current assets, at an estimated fair value of $857,000.

The following table summarizes the operating results of Auto Master, which have been reclassified as discontinued operations in the condensed consolidated statements of operations, for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$131
Cost of revenue	-	-	-	(115)
Net revenue	-	-	-	16

Expenses and other (gain) loss:
Operating and administrative expenses	7	133	57	1,081
Gain on excess collections	(758)	(3,620)	(2,576)	(12,170)
Gain on sale of Auto Master real estate	-	-	(293)	-
	(751)	(3,487)	(2,812)	(11,089)

Contribution before taxes	751	3,487	2,812	11,105

Tax expense	(764)	(2,083)	(1,083)	(4,887)

Net income (loss)	$(13)	$1,404	$1,729	$6,218

Net income per basic share	$-	$0.04	$0.06	$0.21

Net income per diluted share	$-	$0.04	$0.05	$0.20

Adjusted Financial Data

The following table summarizes consolidated financial data which has been adjusted to reflect the Maryland internet-based credit services product as a discontinued operation combined with previously reported discontinued operations from Auto Master and the West Coast, Michigan and certain Texas short-term loan/credit services stores  (unaudited, in thousands, except per share data):

					Year
	Quarter Ended				Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Dec. 31
2009
Total revenue	$79,761	$81,308	$91,643	$110,346	$363,058
Cost of revenue	30,686	33,205	38,540	49,190	151,621
Net revenue	49,075	48,103	53,103	61,156	211,437
Total expenses and other income	34,859	33,818	37,070	39,946	145,693
Income from continuing operations	8,985	9,020	10,076	13,075	41,156
Income from discontinued operations, net	2,258	2,530	1,898	1,922	8,608
Net income	11,243	11,550	11,974	14,997	49,764
Diluted income per share:
Income from continuing operations	$0.30	$0.30	$0.33	$0.43	$1.36
Income from discontinued operations, net	0.08	0.08	0.06	0.06	0.29
Net income	$0.38	$0.38	$0.39	$0.49	$1.65

2010
Total revenue	$96,435	$96,891	$108,182	N/A	N/A
Cost of revenue	39,525	39,657	43,769	N/A	N/A
Net revenue	56,910	57,234	64,413	N/A	N/A
Total expenses and other income	39,801	40,099	42,818	N/A	N/A
Income from continuing operations	10,778	10,946	13,956	N/A	N/A
Income from discontinued operations, net	1,304	837	281	N/A	N/A
Net income	12,082	11,783	14,237	N/A	N/A
Diluted income per share:
Income from continuing operations	$0.35	$0.35	$0.45	N/A	N/A
Income from discontinued operations, net	0.04	0.03	0.01	N/A	N/A
Net income	$0.39	$0.38	$0.46	N/A	N/A

Note 9 - Commitments and Contingencies

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of gold merchandise. As of September 30, 2010, the Company had forward sales commitments for 10,000 ounces of its expected scrap jewelry sales through December 2010. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

The Company transfers scrap gold jewelry generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $593,000 plus accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company is appealing the assessments issued to date by CBP, however, it cannot assess the likelihood that such appeals will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations generated 86% of the Company’s revenue from continuing operations during the first nine months of 2010. The Company’s pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company’s short-term consumer loan revenue, which is approximately 14% of consolidated year-to-date revenue from continuing operations, is derived primarily from fees on short-term loans and credit services fees. U.S.-based short-term consumer loan revenue comprises approximately 13% of consolidated revenue. The Company recognizes service fee income on short-term loans and credit services transactions on a constant-yield basis over the life of the loan, which is generally thirty-one days or less. The net defaults on short-term loans and credit services transactions and changes in the valuation reserve are charged to the short-term loan credit loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances/accruals in the section titled “Results of Continuing Operations.”

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

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three and nine months ended September 30, 2010, total revenue was generated equally from Mexico and the United States.

As of September 30, 2010, the Company had 594 locations in eight U.S. states and 20 states in Mexico, which represents a net store-count increase of 12% over the past twelve months. A total of 25 new store locations were added during the third quarter of 2010.

The following table details store openings and closings for the three months ended September 30, 2010:

	Pawn Locations
	Large Format	Small Format	Short-Term
	Pawn	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations	Locations
United States:
Total locations, beginning of period	97	26	93	216
New locations opened or acquired	5	-	-	5
Stores converted to large format pawn	2	(2)	-	-
Locations closed or consolidated	-	-	(1)	(1)
Total locations, end of period	104	24	92	220

Mexico:
Total locations, beginning of period	305	17	32	354
New locations opened or acquired	17	3	-	20
Total locations, end of period	322	20	32	374

Total:
Total locations, beginning of period	402	43	125	570
New locations opened or acquired	22	3	-	25
Stores converted to large format pawn	2	(2)	-	-
Locations closed or consolidated	-	-	(1)	(1)
Total locations, end of period	426	44	124	594

The following table details store openings and closings for the nine months ended September 30, 2010:

	Pawn Locations
	Large Format	Small Format	Short-Term
	Pawn	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations	Locations
United States:
Total locations, beginning of period	97	26	94	217
New locations opened or acquired	5	-	-	5
Stores converted to large format pawn	2	(2)	-	-
Locations closed or consolidated	-	-	(2)	(2)
Total locations, end of period	104	24	92	220

Mexico:
Total locations, beginning of period	286	11	32	329
New locations opened or acquired	36	10	-	46
Locations closed or consolidated	-	(1)	-	(1)
Total locations, end of period	322	20	32	374

Total:
Total locations, beginning of period	383	37	126	546
New locations opened or acquired	41	10	-	51
Stores converted to large format pawn	2	(2)	-	-
Locations closed or consolidated	-	(1)	(2)	(3)
Total locations, end of period	426	44	124	594

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, tools and jewelry. At September 30, 2010, 64 of the U.S. large format pawn stores also offered short-term loans or credit services.

(2)

The smaller format locations typically have limited or no retail operations and accept only jewelry and small electronics items as pawn collateral. At September 30, 2010, all of the U.S. and Mexico small format pawn stores also offered short-term loans or credit services.

For the three and nine months ended September 30, 2010, the Company’s 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. At September 30, 2010, the Company’s credit services operations also include an internet distribution channel for customers in the state of Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company’s 2009 Annual Report on Form 10-K.

The functional currency for the Company’s Mexican subsidiaries is the Mexican peso. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

The Company’s management reviews and analyzes certain operating results, in Mexico, on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. See additional discussion of constant currency operating results provided in the section titled “Non-GAAP Financial Information.”

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

Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate office, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collections operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2010 Compared To The Three Months Ended September 30, 2009

The following table details the components of revenue for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Three Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2010	2009	Increase/(Decrease)		Basis
Domestic revenue:
Pawn retail merchandise sales	$17,199	$15,766	$1,433	9%	9%
Pawn scrap jewelry sales	10,891	8,971	1,920	21%	21%
Pawn service fees	11,022	10,074	948	9%	9%
Short-term loan and credit services fees	14,444	12,464	1,980	16%	16%
Other	252	269	(17)	(6)%	(6)%
	53,808	47,544	6,264	13%	13%

Foreign revenue:
Pawn retail merchandise sales	28,135	20,590	7,545	37%	32%
Pawn scrap jewelry sales	9,712	10,731	(1,019)	(9)%	(9)%
Pawn service fees	15,356	11,717	3,639	31%	26%
Short-term loan fees	1,170	1,030	140	14%	10%
Other	1	31	(30)	(97)%	(97)%
	54,374	44,099	10,275	23%	20%

Total revenue:
Pawn retail merchandise sales	45,334	36,356	8,978	25%	22%
Pawn scrap jewelry sales	20,603	19,702	901	5%	5%
Pawn service fees	26,378	21,791	4,587	21%	19%
Short-term loan and credit services fees	15,614	13,494	2,120	16%	15%
Other	253	300	(47)	(16)%	(16)%
	$108,182	$91,643	$16,539	18%	16%

Domestic revenue accounts for 50% of the total revenue for the current quarter, while foreign revenue from Mexico accounts for the remaining 50% of the total.

The following table details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and inventories as of September 30, 2010, as compared to September 30, 2009 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

					Increase / (Decrease)
	Balance at September 30,				Constant Currency
	2010	2009	Increase / (Decrease)		Basis
Domestic customer receivables and CSO loans outstanding:
Pawn receivables	$32,665	$31,237	$1,428	5%	5%
Short-term loan receivables, net of allowance	1,942	2,150	(208)	(10)%	(10)%
CSO short-term loans held by independent
third-party (1)	12,446	10,905	1,541	14%	14%
	47,053	44,292	2,761	6%	6%

Foreign customer receivables:
Pawn receivables	39,347	28,348	10,999	39%	28%
Short-term loan receivables, net of allowance	1,005	936	69	7%	(1)%
	40,352	29,284	11,068	38%	27%

Total customer receivables and CSO loans outstanding:
Pawn receivables	72,012	59,585	12,427	21%	16%
Short-term loan receivables, net of allowance	2,947	3,086	(139)	(5)%	(7)%
CSO short-term loans held by independent
third-party (1)	12,446	10,905	1,541	14%	14%
	$87,405	$73,576	$13,829	19%	15%

Pawn inventories:
Domestic pawn inventories	$17,527	$19,455	$(1,928)	(10)%	(10)%
Foreign pawn inventories	26,491	18,955	7,536	40%	29%
	$44,018	$38,410	$5,608	15%	9%

(1)   CSO short-term loans outstanding are comprised of the principal portion of active CSO loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

Store Operations

The overall increase in year-over-year revenue of 18% was due to a combination of significant same-store pawn revenue growth and revenue from new pawn stores. Same store revenue grew by 12% in Mexico, while same-store revenue grew by 10% in the United States. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Same-store revenue growth in the United States was primarily the result of strong demand for pawn and short-term loan products and increased revenue from scrap jewelry sales. Revenue generated by the new stores opened since July 1, 2009 increased by $5,044,000 in Mexico and $1,716,000 in the United States, compared to the same quarter last year.

Combined pawn retail and scrap jewelry sales increased by 18% for the quarter, with Mexico stores recording 21% growth and U.S. stores 14% growth. Pawn retail sales increased by 25%, primarily the result of a 37% sales increase in Mexico, which reflected continued store maturation and an increased mix of consumer hard good inventories. The 5% increase in pawn scrap jewelry sales was primarily due to a 26% increase in the weighted-average selling price of scrap gold, offset by a 19% decline in the quantity of scrap gold sold. The decline in scrap jewelry volume was related to pawn operations in Mexico, where the percentage of jewelry pawn and “buy” transactions has decreased as a percentage of the overall product mix compared to the prior year. The shift in product mix is the result of the Company's increased focus on hard goods (electronics and tools) where there is less competition in Mexico, as compared to jewelry, where there is greater competition. The total volume of gold scrap jewelry sold in the third quarter of 2010 was 15,651 ounces at an average cost of $860 per ounce and an average selling price of $1,224 per ounce.

Revenue from pawn service fees was up 21%, which was composed of a 9% increase in the United States and a 31% increase in Mexico. The increase in revenue was reflective of growth in pawn receivables of 5% in the United States, which has a more mature store base, and 39% growth in Mexico, where almost half of the stores are less than three years old. The increases in pawn service fees and receivables were positively impacted by continued consumer credit demand in most markets, new stores and store maturation. Service fees from short-term loans and credit services increased 16% compared to the third quarter of 2009, which was consistent with the increase in outstanding short-term loans and CSO transaction volumes and reflected strong consumer credit demand.

The gross profit margin on total pawn merchandise sales was 41% during the third quarter of 2010, compared to 39% during the third quarter of 2009 and reflected strong retail sales in Mexico and increased gold prices. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 44% during the third quarter of 2010, compared to 42% in the third quarter of 2009. The gross margin on sales of scrap jewelry was 35% during the third quarter of 2010, compared to 33% in the third quarter of 2009. Pawn inventories increased over the prior year by 15%, which was reflective of growth in pawn receivable balances, especially in Mexico. At September 30, 2010, the Company’s pawn inventories were comprised as follows: 39% jewelry (primarily gold), 42% electronics and appliances, 7% tools and 12% other.

The Company’s short-term loan and credit services loss provision was 30% of short-term loan and credit services fee revenue during the third quarter of 2010, compared to 31% in the third quarter of 2009. The Company’s loss reserve on short-term loan receivables increased to $177,000, or 5.7% of the gross receivable balance at September 30, 2010, compared to $141,000, or 4.4% of the gross receivable balance at September 30, 2009. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $917,000, or 6.9% of the gross receivable balance at September 30, 2010, compared to $688,000, or 5.9% of the gross receivable balance at September 30, 2009.

Pawn and short-term loan store operating expenses of $29,952,000 during the third quarter of 2010 increased by 18% compared to $25,306,000 during the third quarter of 2009, primarily as a result of new store openings and the appreciation of the Mexican peso since July 1, 2009. Operating expenses increased approximately 17% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the current-year quarter was $32,331,000, which equates to a store-level operating margin of 30%, compared to 28% in the prior-year quarter.

The average value of the Mexican peso to the U.S. dollar increased from 13.3 to 1 in the third quarter of 2009 to 12.8 to 1 in the third quarter of 2010. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, expenses were inflated as well. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on third quarter net income and earnings per share was minimal.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 14% to $10,296,000 during the third quarter of 2010, compared to $9,059,000 during the third quarter of 2009, which reflected a 12% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased store count, revenue and profitability.

Interest expense decreased to $74,000 in the third quarter of 2010, compared to $174,000 for the third quarter of 2009, reflecting lower borrowing levels.

For the third quarter of 2010 and 2009, the Company’s effective federal income tax rates of 35.4% and 37.2%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes. The decrease in the overall rate for 2010 relates primarily to the increased percentage of income being generated in Mexico, on which the Company is not subject to state income taxes.

Income from continuing operations increased by 39% to $13,956,000 during the third quarter of 2010, compared to $10,076,000 during the third quarter of 2009. Including the results from the discontinued operations of Auto Master and the Maryland, Michigan, West Coast and certain Texas short-term loan/credit services stores, net income was $14,237,000 during the third quarter of 2010, compared to $11,974,000 during the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared To The Nine Months Ended September 30, 2009

The following table details the components of revenue for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Nine Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2010	2009	Increase/(Decrease)		Basis
Domestic revenue:
Pawn retail merchandise sales	$51,037	$47,839	$3,198	7%	7%
Pawn scrap jewelry sales	29,296	22,289	7,007	31%	31%
Pawn service fees	31,596	27,239	4,357	16%	16%
Short-term loan and credit services fees	38,238	34,645	3,593	10%	10%
Other	866	941	(75)	(8)%	(8)%
	151,033	132,953	18,080	14%	14%

Foreign revenue:
Pawn retail merchandise sales	76,811	56,266	20,545	37%	27%
Pawn scrap jewelry sales	29,165	29,727	(562)	(2)%	(2)%
Pawn service fees	41,122	31,000	10,122	33%	23%
Short-term loan fees	3,365	2,717	648	24%	15%
Other	12	49	(37)	(76)%	(77)%
	150,475	119,759	30,716	26%	19%

Total revenue:
Pawn retail merchandise sales	127,848	104,105	23,743	23%	18%
Pawn scrap jewelry sales	58,461	52,016	6,445	12%	12%
Pawn service fees	72,718	58,239	14,479	25%	20%
Short-term loan and credit services fees	41,603	37,362	4,241	11%	11%
Other	878	990	(112)	(11)%	(11)%
	$301,508	$252,712	$48,796	19%	16%

Domestic revenue accounts for 50% of the total revenue for the nine months ended September 30, 2010, while foreign revenue from Mexico accounts for the remaining 50% of the total.

Store Operations

The overall increase in year-over-year revenue of 19% was due to a combination of significant same-store pawn revenue growth and revenue from new pawn stores. Same store revenue grew by 11% in both the United States and Mexico. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Same-store revenue growth in the United States was primarily the result of strong demand for pawn and short-term loan products and increased revenue from scrap jewelry sales. Revenue generated by the new stores opened since January 1, 2009 increased by $18,075,000 in Mexico and $3,388,000 in the United States, compared to the same period last year.

Combined pawn retail and scrap jewelry sales increased by 19% for the first nine months of 2010, with Mexico stores recording 23% growth and U.S. stores 15% growth. Pawn retail sales increased by 23%, primarily the result of a 37% sales increase in Mexico, which reflected continued store maturation and an increased mix of consumer hard good inventories. The 12% increase in pawn scrap jewelry sales was primarily due to a 23% increase in the weighted-average selling price of scrap gold, offset by an 11% decline in the quantity of scrap gold sold. The decline in scrap jewelry volume was related to pawn operations in Mexico, where the percentage of jewelry pawn and “buy” transactions has decreased as a percentage of the overall product mix compared to the prior year. The shift in product mix is the result of the Company's increased focus on hard goods (electronics and tools) where there is less competition in Mexico, as compared to jewelry, where there is greater competition. The total volume of gold scrap jewelry sold in the first nine months of 2010 was 47,329 ounces at an average cost of $820 per ounce and an average selling price of $1,164 per ounce.

Revenue from pawn service fees was up 25%, which was composed of a 16% increase in the United States and a 33% increase in Mexico. The increase in revenue was reflective of growth in pawn receivables of 5% in the United States, which has a more mature store base, and 39% growth in Mexico, where almost half of the stores are less than three years old. The increases in pawn service fees and receivables were positively impacted by continued consumer credit demand in most markets, new stores and store maturation. Service fees from short-term loans and credit services increased 11% compared to the first nine months of 2009, which was consistent with the increase in outstanding short-term loans and CSO transaction volumes and reflected strong consumer credit demand.

The gross profit margin on total pawn merchandise sales was 40% during the first nine months of 2010, which was comparable to the 41% during the first nine months of 2009. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 42% during the first nine months of 2010, compared to 43% in the first nine months of 2009. The gross margin on sales of scrap jewelry was 34% during the first nine months of 2010, compared to 36% in the first nine months of 2009. Pawn inventories increased over the prior year by 15%, which was reflective of growth in pawn receivable balances, especially in Mexico. At September 30, 2010, the Company’s pawn inventories were comprised as follows: 39% jewelry (primarily gold), 42% electronics and appliances, 7% tools and 12% other.

The Company’s short-term loan and credit services loss provision was 25% of short-term loan and credit services fee revenue during the first nine months of 2010, which equaled the first nine months of 2009. The Company’s loss reserve on short-term loan receivables increased to $177,000, or 5.7% of the gross receivable balance at September 30, 2010, compared to $141,000, or 4.4% of the gross receivable balance at September 30, 2009. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $917,000, or 6.9% of the gross receivable balance at September 30, 2010, compared to $688,000, or 5.9% of the gross receivable balance at September 30, 2009.

Pawn and short-term loan store operating expenses of $85,563,000 during the first nine months of 2010 increased by 17% compared to $73,073,000 during the first nine months of 2009, primarily as a result of new store openings and the appreciation of the Mexican peso since January 1, 2009. Operating expenses increased approximately 14% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for the first nine months of 2010 was $86,549,000, which equates to a store-level operating margin of 29%, compared to 28% in 2009.

The average value of the Mexican peso to the U.S. dollar increased from 13.7 to 1 in the first nine months of 2009 to 12.7 to 1 in the first nine months of 2010. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, expenses were inflated as well. As a result of this and other natural currency hedges maintained by the Company, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was minimal.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 18% to $29,224,000 during the first nine months of 2010, compared to $24,742,000 during the first nine months of 2009, which reflected an 11% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased store count, revenue and profitability.

Interest expense decreased to $347,000 in the first nine months of 2010, compared to $602,000 for the first nine months of 2009, reflecting lower borrowing levels.

For the first nine months of 2010 and 2009, the Company’s effective federal income tax rates of 36.1% and 36.9%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes. The decrease in the overall rate for 2010 relates primarily to the increased percentage of income being generated in Mexico, on which the Company is not subject to state income taxes.

Income from continuing operations increased by 27% to $35,680,000 during the first nine months of 2010, compared to $28,081,000 during the first nine months of 2009. Including the results from the discontinued operations of Auto Master and the Maryland, Michigan, West Coast and certain Texas short-term loan/credit services stores, net income was $38,102,000 during the first nine months of 2010, compared to $34,767,000 during the first nine months of 2009.

Discontinued Operations

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricts the offering of such products. The Company sold all 22 of its West Coast short-term loan stores in December 2009, and elected to discontinue its short-term loan operations in Michigan effective March 2009. In addition, certain Texas short-term loan/credit services stores were closed and classified as discontinued operations in both the first and second quarters of 2009. All revenue, expenses and income reported in the financial statements have been adjusted to reflect reclassification of these discontinued operations. The Company recorded earnings related to these operations of $294,000 during the third quarter of 2010, and $693,000 year-to-date, which is included in discontinued operations. The Company recorded earnings of $494,000 during the third quarter of 2009, and $468,000 for the prior year-to-date period.

The Company discontinued its Auto Master buy-here/pay-here automotive operation in 2008. Under a collection services agreement, a third party is collecting the Company’s outstanding Auto Master customer notes receivable, which are reported by the Company as a discontinued asset. After-tax loss from the discontinued Auto Master operation during the third quarter was $13,000, or less than $0.01 per share, and year-to-date, income from Auto Master was $1,729,000, or $0.05 per share. After-tax net income during the third quarter of 2009 was $1,404,000, or $0.04 per share, and year-to-date income was $6,218,000, or $0.20 per share. These earnings reflect collections of the remaining customer receivable portfolio in excess of estimated liquidation fair value. During the current quarter, the Company realized net cash collections of $1,291,000 on these accounts and recorded a pre-tax benefit of approximately $758,000 from these cash collections as compared to the estimated fair value of the receivables recorded on the Company’s balance sheet. Year-to-date, the Company has realized net cash collections of $4,357,000 and a pre-tax benefit of approximately $2,576,000. The Company believes cash collections of these Auto Master receivables will decline during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off. In addition, the Company recorded a gain of approximately $293,000 in the first quarter of 2010 related to the sale of certain commercial real estate associated with the discontinued Auto Master operation. At September 30, 2010, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $3,086,000, which the Company is carrying at an estimated fair value of $857,000. Net collections in excess of this amount, if any, will be reflected in future quarters as additional income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company’s primary sources of liquidity were $32,694,000 in cash and cash equivalents, $85,895,000 in customer receivables, $857,000 in receivables of discontinued operations from Auto Master, $44,018,000 in inventories and $25,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $134,315,000 as of September 30, 2010, and total equity exceeded liabilities by a ratio of 6.1 to 1.

The Company has $25,000,000 available under its Unsecured Credit Facility which expires in April 2012. The total amount available can be increased up to $50,000,000, subject to lender approval. At September 30, 2010, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.26% at both September 30, 2010 and October 18, 2010) plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and is restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of October 18, 2010 and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

At September 30, 2010, the Company had notes payable to individuals arising from a multi-store pawn acquisition in July 2010 which totaled $1,963,000 in aggregate and bear interest at 6.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through August 2014. Of the $1,963,000 in notes payable, $458,000 is classified as a current liability and $1,505,000 is classified as long-term debt.

During the third quarter, the Company repaid the entire remaining balances on notes payable of $6,502,000 related to a 2008 multi-store pawn acquisition and notes payable of $563,000 related to the 2006 Auto Master acquisition.

Management believes cash flows from operations and available cash balances will be sufficient to fund the Company’s current operating liquidity needs. In general, revenue growth is dependent upon the Company’s ability to fund growth of customer receivable balances and inventories and the ability to absorb credit losses related primarily to short-term loan and credit services products. In addition to these factors, merchandise sales, inventory levels and the pace of store expansions affect the Company’s liquidity. Regulatory developments affecting the Company’s consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in the section entitled “Regulatory Developments.”  The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity:

	Nine Months Ended September 30,
	2010	2009
	(unaudited, in thousands)

Cash flow provided by operating activities	$49,758	$49,225
Cash flow used in investing activities	$(41,299)	$(33,486)
Cash flow used in financing activities	$(2,882)	$(27,280)

Working capital	$134,315	$65,613
Current ratio	4.90x	1.86x
Debt to equity ratio	16%	43%
Inventory turns (trailing twelve months ended September 30, 2010 and 2009, respectively)	4.4x	4.1x

Net cash provided by operating activities increased $533,000, or 1%, from $49,225,000 for the nine months ended September 30, 2009 to $49,758,000 for the nine months ended September 30, 2010. The primary source of operating cash flows in both years relates to net income from operations. While operating cash flows related to continuing operations increased approximately $9,206,000, operating cash flows from discontinued operations decreased approximately $8,673,000. Approximately $4,357,000 of operating cash flows in the first nine months of 2010 were derived from the collection of Auto Master notes receivable, a discontinued operation more fully described in Note 8 of Notes to Condensed Consolidated Financial Statements. The Company believes cash collections of these Auto Master receivables will decline significantly during the remainder of 2010, as the outstanding receivable balances are fully collected and/or written-off.

Cash flows used for investing activities are utilized primarily to fund growth of pawn receivables and purchases of property and equipment. Net cash used in investing activities increased $7,813,000, or 23%, in the current period compared to the prior-year period. Of the $7,813,000 increase, $5,664,000 is related to the third quarter 2010 U.S. pawn store acquisitions.

Net cash used in financing activities decreased $24,398,000, or 89%, primarily because the Company used cash to reduce debt by $31,694,000 during the first nine months of 2009, while debt reduction payments of only $9,624,000 have been made in 2010 as there is no outstanding debt on the Unsecured Credit Facility.

The Company intends to continue expansion primarily through new store openings. Year-to-date, the Company has opened 46 new pawn stores in Mexico and acquired six pawn stores in the United States. Capital expenditures, working capital requirements and start-up losses related to this expansion have been and are expected to continue to be funded through operating cash flows. The Company funded $12,980,000 in capital expenditures during the first nine months of 2010, related primarily to new store locations, and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2010. The Company’s cash flow and liquidity available to fund expansion in 2010 included net cash flow from operating activities of $49,758,000 for the nine months ended September 30, 2010. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2010.

The Company continually looks for, and is presented with potential acquisition opportunities. The Company funded the acquisitions of certain pawn stores in existing U.S. markets in July 2010. The combined purchase price for these stores was $7,664,000 and was comprised of $5,664,000 in cash and notes payable to the selling shareholders of $2,000,000. Other than these transactions, the Company currently has no definitive commitments for acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no other significant capital commitments.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of gold merchandise. As of September 30, 2010, the Company had forward sales commitments for 10,000 ounces of its expected scrap jewelry sales through December 2010.

In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the first nine months of 2010, the Company did not repurchase any shares of common stock.

During the period from January 1, 2010 through September 30, 2010, the Company issued 373,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $6,028,000 (including income tax benefit). During the period from January 1, 2010 through September 30, 2010, the Company issued 75,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $714,000 (including income tax benefit).

Non-GAAP Financial Information

The Company uses certain financial calculations, such as free cash flow, EBITDA and constant currency results, which are not considered measures of financial performance under United States generally accepted accounting principles ("GAAP"). Items excluded from the calculation of free cash flow, EBITDA and constant currency results are significant components in understanding and assessing the Company’s financial performance. Since free cash flow, EBITDA and constant currency results are not measures determined in accordance with GAAP and are thus susceptible to varying calculations, free cash flow, EBITDA and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies. Free cash flow, EBITDA and constant currency results should not be considered as alternatives to net income, cash flow provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s condensed consolidated financial statements as indicators of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures.

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from the operating activities of continuing and discontinued operations reduced by purchases of property and equipment and net cash outflow from pawn and short-term/payday loan customer receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. The following table reconciles “net cash flow from operating activities” to “free cash flow” (unaudited, in thousands):

	Trailing Twelve Months Ended September 30,
	2010	2009

Cash flow from operating activites	$85,747	$75,296
Cash flow from investing activites:
Pawn customer receivables	(11,058)	(14,507)
Short-term loan receivables	(2,099)	(2,526)
Purchases of property and equipment	(17,767)	(15,248)
Free cash flow	$54,823	$43,015

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended September 30,
	2010	2009

Income from continuing operations	$48,755	$38,384
Adjustments:
Income taxes	28,294	22,723
Depreciation and amortization	10,306	9,912
Interest expense	510	887
Interest income	(52)	(76)
Earnings before interest, taxes, depreciation and amortization	$87,813	$71,830

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the closing exchange rate at the end of the applicable prior-year period (September 30, 2009) of 13.5 to 1 was used, compared to the current end of period (September 30, 2010) exchange rate of 12.5 to 1. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended September 30, 2009 was 13.3 to 1, compared to the current quarter rate of 12.8 to 1. The average exchange rate for the prior-year nine-month period ended September 30, 2009 was 13.7 to 1, compared to the current year-to-date rate of 12.7 to 1.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, income and losses related to discontinued operations, collections results, future tax benefits, expansion strategies, store openings, liquidity, cash flow, credit losses and related provisions, debt repayments, consumer demand for the Company’s products and services, competition, regulatory risks, and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term/payday loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2009 Annual Report on Form 10-K.

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, short-term loan, credit services and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico which have broad discretionary authority. Many statutes and regulations prescribe, among other things, the general terms of the Company’s loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to United States and Mexico federal and state regulations relating to the reporting and recording of certain currency transactions.

In both the United States and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and short-term loans, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, short-term loans, credit services and the related service charges. There are several instances of this type of legislation currently proposed at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or short-term loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This information is supplemented with the discussion provided in the following paragraphs.

In July 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation establishes a Bureau of Consumer Financial Protection which will have broad regulatory powers over providers of consumer credit products in the United States such as those offered by the Company. The provisions of this legislation are in the very early stages of implementation, and until the bureau has become operative and begins to propose rules and regulations that apply to consumer credit activities, it is not possible to accurately predict what effect the bureau will have on the business. There can be no assurance that the bureau will not propose and enact rules or regulations that would have a material adverse effect on the Company’s operations and financial performance. For the trailing twelve months ended September 30, 2010, approximately 50% of the Company’s total revenue was generated from U.S.-based pawn and consumer credit products. State legislation was enacted in Maryland in April 2010 and became effective in October 2010 which severely restricts the ability of companies to offer credit services products in the state. As a result, the Company discontinued its Maryland credit services operation effective September 30, 2010 which is described in more detail in Note 8 of Notes to Condensed Consolidated Financial Statements. In addition, legislation was adopted in Illinois in June 2010 which reduces the allowable maximum rate for certain installment loan products in the state. The Company currently offers installment loans in Illinois which will be negatively affected by this legislation. The legislation is to become effective March 2011 and would make it potentially unfeasible for the Company to continue offering its installment lending product in that state. For the trailing twelve months ended September 30, 2010, the Company realized operating income, net of taxes, related to payday and installment lending in Illinois of approximately $2,912,000. The Company is evaluating the potential effects of the legislation and the potential reduction of service fee revenue and income in Illinois, although it does not expect that it will have a material effect on the Company in the current fiscal year, including its consolidated revenue or operations. In the District of Columbia, where the Company operates two pawn stores, certain ordinances have been proposed this year which could potentially have a negative effect on pawn operations in the District. At this point, the Company cannot assess the likelihood of such ordinances being enacted nor the potential effect on the Company’s pawn operations in the District of Columbia. In Mexico, various legislation potentially affecting the pawn industry has been proposed at both a federal level and in certain states during the current year. Typically, the proposed legislation seeks to restrict interest rates charged on consumer/pawn loans and/or further regulate, restrict or eliminate pawnshop operations. At this point, the Company cannot assess the likelihood of legislation being further advanced or enacted or the potential effect on the Company’s operations and profitability in Mexico.

The Company transfers jewelry, which is typically broken or of low retail value, generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $593,000 plus accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company is appealing the assessments issued to date by CBP, however, it cannot assess the likelihood that such appeals will be successful.

In Mexico, there has been significant regulatory activity in 2010 in regard to anti-money laundering activities. In September 2010, federal law became effective in Mexico which significantly restricts the ability of the businesses to deposit U.S. dollar currency into Mexican bank accounts. The Company operates approximately 166 stores in Mexico which are near the U.S. border. While most transactions in these stores are conducted in Mexican pesos, the stores also accept customer payments in U.S. dollar currency. The Company believes that it can take steps to reduce the volume of customer payments received in U.S. dollar currency and/or that it can make arrangements to deposit such U.S. dollar currency into its U.S. bank accounts. The Company, however, cannot currently assess the impact that the restrictions will have on the revenues or profitability of its operations in Mexico. In addition, federal legislation is currently being considered in Mexico which could impose significant additional record-keeping and reporting requirements for most commercial transactions, including the Company’s pawn transactions or its buy/sell transactions involving gold jewelry. At this point, the Company cannot assess the likelihood or final form of the legislation nor its potential effect on the Company’s operations in Mexico.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could inhibit the ability of the Company to offer pawn loans, short-term loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale or importation of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan or credit services industries were taken at a federal, state or local jurisdiction level in the United States or Mexico, where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company’s lending, credit services and retail activities and revenue. There can be no assurance that additional federal, state or local legislation in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company’s 2009 Annual Report on Form 10-K, Item 7A. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company’s exposure to market risks since December 31, 2009.

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company’s disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2009 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Regulatory Developments” in Part I, Item 2 of this report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2010 through September 30, 2010, the Company issued 373,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $6,028,000 (including income tax benefit). During the period from January 1, 2010 through September 30, 2010, the Company issued 75,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $714,000 (including income tax benefit).

The transactions set forth in the above paragraph were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. With respect to issuances made pursuant to Rule 506 of Regulation D of the Securities Act, the Company determined that each purchaser was an “accredited investor” as defined in Rule 501(a) under the Securities Act. All sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

In November 2007, the Company’s Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash’s outstanding common stock. In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. During the third quarter of 2010, the Company did not repurchase any shares of common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Departure of Director and Other Matters

On October 19, 2010, Mr. Phillip E. Powell, chairman of the Company’s Board of Directors, tendered his resignation as a director of the Company in order to minimize any potential distraction to the Company in connection with a Securities and Exchange Commission (“SEC”) “Wells” notice directed at Mr. Powell, all as described below.  Mr. Powell had no disagreement with the Company regarding any of its operations, policies or practices. Mr. Powell was a non-independent director who did not serve as a member of any committee of the Company’s Board of Directors.  Accordingly, no change in the composition of any committees of the Company’s Board of Directors is contemplated as a result of Mr. Powell’s resignation.  Mr. Rick Wessel, vice chairman of the Board, will assume the chairmanship.

On October 18, 2010, the Staff of the SEC issued a Wells notice to Mr. Powell stating that the Staff had reached a preliminary conclusion to recommend the filing of a civil enforcement action against Mr. Powell.  A Wells notice provides recipients with an opportunity to respond to issues raised in the Staff’s investigation, prior to any decision being made on whether to go forward with an enforcement proceeding, and is neither a formal allegation nor a finding of wrongdoing.  The Company is not named in the notice and understands the investigation to focus solely on Mr. Powell and solely on his activities in connection with a family limited partnership for which Mr. Powell had trading authority.  The Company understands that the Staff is investigating Mr. Powell’s March 11, 2008 open market purchase of 100,000 shares of the Company’s common stock on behalf of the family limited partnership, and which shares are still held by the family limited partnership.  The purchases were made subsequent to the announcement, but preceding the implementation, of a Company common stock repurchase program.  The Company cannot predict when the investigation will be completed or its expected outcome.

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

Dated: October 21, 2010	FIRST CASH FINANCIAL SERVICES, INC.
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