Form 10-K
period 2010-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2011-02-25
CIK 840489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (C232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 505 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes   ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq Global Select on June 30, 2010, is $670,602,000.

As of February 23, 2011, there were 31,367,979 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 22, 2011, is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FIRST CASH FINANCIAL SERVICES, INC.

FORM 10-K

For the Year Ended December 31, 2010

TABLE OF CONTENTS

PART I

Item 1.

Business

Item 1A.

Risk Factors

Item 1B.

Unresolved Staff Comments

Item 2.

Properties

Item 3.

Legal Proceedings

Item 4.

Removed and Reserved

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

Principal Accounting Fees and Services

PART IV

Item 15.

Exhibits and Financial Statement Schedules

SIGNATURES

FORWARD-LOOKING INFORMATION

This annual report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this annual report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, store openings, liquidity, cash flow, consumer demand for the Company’s products and services, competition, strategic options, and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term/payday loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks and uncertainties are further and more completely described in “Item 1A. Risk Factors.”

PART I

Item 1. Business

General

First Cash is a leading operator of retail-based pawn and consumer finance stores in the United States and Mexico. As of February 2011, the Company has over 620 locations in nine U.S. states and 21 states in Mexico.

The Company’s primary business is the operation of pawn stores, which engage in retail sales, purchasing of second hand goods and consumer finance activities. Pawn stores are a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as jewelry, consumer electronics, tools, sporting goods and musical instruments are pledged as collateral for the loans. The pawn stores also generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, some of the Company’s pawn stores offer short-term loans or credit services products.

The Company operates a smaller number of stand-alone consumer finance stores in Texas, Illinois and Mexico. These stores provide consumer financial services products including credit services, short-term loans, check cashing, money orders, money transfers and prepaid card products. The product mix varies by market. In addition, the Company is a 50% partner in Cash & Go, Ltd., a Texas-based limited partnership, which owns and operates kiosks located inside convenience stores that offer credit services and check cashing.

Revenue for the twelve months ended December 31, 2010 was primarily derived from the Company’s pawn operations in the U.S. and Mexico:

The Company’s strategy is to focus on its retail-based pawn operations and further reduce regulatory exposure from payday lending-type products which include the short-term loan and credit services products offered in the United States. In September 2010, the Company discontinued its internet-based credit services product offered in Maryland and in December 2009, the Company reached an agreement to sell all 22 of its payday/short-term loan stores located in California, Washington and Oregon. In addition, the Company sold its payday/short-term loan operations in Michigan in 2009. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations.

The Company was formed as a Texas corporation in July 1988 and in April 1991, the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term “Company” includes its wholly-owned subsidiaries, which are detailed in Exhibit 21.1.

The Company’s principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

Pawn Industry

Pawnshops are retail-based operations which buy and sell popular consumer items such as jewelry, consumer electronics, power tools, musical instruments and sporting goods. The pawn industry provides a quick and convenient source of small consumer loans to unbanked, underbanked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit card providers. First Cash competes directly in both the specialty retail and consumer finance industries, primarily with its pawn operations, and in a more limited way with its short-term loan products and services.

The pawnshop industry in the United States is an established industry, with the highest concentration of pawnshops located in the Southeast and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest concentration of pawnshops. Although mature, management believes the U.S. pawnshop industry remains highly fragmented. The three major publicly traded pawnshop companies, which include First Cash, currently operate approximately 1,200 of the estimated 12,000 to 15,000 total pawnshops in the United States. The Company believes that individuals operating less than five locations own the majority of pawnshops.

The pawnshop industry in Mexico is less developed, as compared to the U.S., with approximately 5,000 stores estimated country-wide. While the Company operates mostly large, full-service stores in Mexico, many of the pawnshops in Mexico are much smaller than those in the U.S. and typically only make loans collateralized by gold jewelry and have limited, if any, retail operations. The Company currently operates over 385 pawn and consumer lending locations in Mexico. A large percentage of the population in Mexico is unbanked or underbanked and has limited access to consumer credit. The Company believes that there is significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition, especially from large format pawn operators.

Business Strategy

The Company’s business plan is to continue the expansion of its operations by opening new retail pawn locations and to remain focused on increasing revenue and operating profits in its existing stores. In addition, the Company will continue to evaluate acquisition opportunities in the pawn industry, in both Mexico and the United States, if and when they arise.

The Company has opened or acquired 331 new stores in the last five years and intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following chart details store openings over the past five years:

	2010		2009		2008		2007	2006
Mexico stores	58		60		64	(3)	52	27
U.S. stores	12	(1)	6	(2)	7		15	30
Total	70		66		71		67	57

(1)

 Includes acquisition of six stores in July 2010.

(2)

 Includes acquisition of two stores in June 2009.

(3)

 Includes acquisition of 16 stores in December 2008.

New Store Openings

The Company plans to continue opening new pawn stores, primarily in Mexico, and in the U.S. as well. The Company does not currently anticipate opening any new short-term/payday loan stores in the U.S. or Mexico. Management opens new stores in markets where demographics are favorable and competition is limited. It is the Company’s experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and short-term loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company’s existing store base are the volume and gross profit of merchandise sales, the volume and yield on customer receivables outstanding, the volume and fees collected on credit services transactions, check cashing transactions and other consumer financial services transactions, and the control of store expenses, including the loss provision expense related to short-term loans and credit services receivables. To encourage customer traffic, which management believes is a key determinant to increasing its stores’ profitability, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable. In addition to a clean and secure physical store facility, the stores’ exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

The Company has an employee-training program for both store and corporate-level personnel that promotes customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully-integrated functionality to support point-of-sale retail operations, inventory management and loan processing. Each store is connected on a real-time basis to a secured off-site data center that houses the centralized databases and operating systems. The information systems provide management with the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance of financial and operational controls. Management believes that the current operating and financial controls and systems are adequate for the Company’s existing store base and can accommodate reasonably foreseeable growth in the near term.

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

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The items retailed are primarily used jewelry, consumer electronics, household appliances, tools, musical instruments, and sporting goods. The Company also melts down certain quantities of scrap gold jewelry and sells the gold at market commodity prices.

The Company acquires pawn merchandise inventory primarily through forfeited pawns and, to a lesser extent, through purchases of used goods directly from the general public. Merchandise acquired by the Company through defaulted pawns is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees.

The Company does not provide financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment, the item is returned to inventory and previous payments are forfeited to the Company. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company.

Pawn Lending Activities

The Company’s pawn stores make small loans to their customers in order to help them meet their short-term cash needs. The loans are collateralized by personal property such as jewelry, electronic equipment, household appliances, tools, sporting goods and musical instruments. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the pawn. The Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. A customer does not have a legal obligation to repay a pawn loan and the decision to not repay the loan will not affect the customer’s credit score.

At the time a pawn transaction is entered into, an agreement, commonly referred to as a pawn ticket, is delivered to the borrower for signature that sets forth, among other items, the name and address of the pawnshop, borrower’s name, borrower’s identification number from his/her driver’s license or other identification, date, identification and description of the pledged goods, including applicable serial numbers, amount financed, pawn service fee, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

Pledged property is held through the term of the pawn, which is 30 days in Texas, South Carolina, Missouri, Virginia, and Oklahoma, with an automatic extension period of 15 to 60 days depending on state laws, unless the pawn is paid earlier or renewed. In Maryland, Washington, D.C., and Mexico, pledged property is held for 30 days. In the event the borrower does not pay or renew a pawn within 90 days in South Carolina and Missouri, 60 days in Texas and Oklahoma, 45 days in Virginia, 44 days in Washington, D.C. and Mexico and 40 days in Maryland, the unredeemed collateral is forfeited to the Company and becomes inventory available for general liquidation or sale in one of the Company’s stores. If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company’s lending activities. The basis for the Company’s determination of the sale value includes such sources as precious metals spot markets, catalogs, blue books, on-line auction sites and newspapers. The Company also utilizes its integrated computer information system to recall recent selling prices of similar merchandise in its own stores and to review the customer’s previous transaction history with the Company. These sources, together with the employees’ experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company’s historical experience. It is the Company’s policy to value merchandise on a conservative basis to avoid the risks associated with over-valuation. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company’s initial assessment of the property’s estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount pawned. As of December 31, 2010, the Company’s average pawn loan was approximately $103 on a consolidated basis, approximately $172 in its U.S. stores and approximately $74 in its Mexico stores.

The Company contracts for a pawn service charge in lieu of interest to compensate it for the pawn loan. The statutory service fees on pawns at its Texas stores range from 12% to 240% on an annualized basis depending on the size of the pawn, and from 39% to 240% on an annualized basis at the Company’s Oklahoma stores. Pawns made in the Maryland stores bear service fees of 144% to 240% on an annualized basis with a $6 minimum charge per month, while pawns in Virginia earn 120% to 144% annually with a $5 minimum charge per month. In Washington, D.C., all pawns bear service fees of a 36% to 60% annualized service charge, with a minimum fee of $2. In Missouri, pawns bear a total service and storage charge of 180% to 240% on an annualized basis with a $2.50 minimum charge per month, and South Carolina rates range from 100% to 300%. In Mexico, rates are not regulated; the Company’s pawns in Mexico typically bear an annualized rate of 240%.

Credit Services Activities

The Company offers a fee-based credit services organization program (“CSO program”) to assist consumers in the Company’s Texas markets in obtaining credit. The Company’s short-term loan and pawn stores in Texas offer the CSO program, and in Texas, credit services are also offered via an internet platform. Effective September 30, 2010, the Company discontinued its credit services operations in Maryland (see Note 5 of Notes to Consolidated Financial Statements). Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, with an average loan being $495, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis. The Company typically charges a credit services fee of $15 to $22 per $100 advanced. If the loan is not repaid prior to the expiration of the term, the customer’s personal check or ACH withdrawal is deposited into the Independent Lender’s bank account. Banks return a significant number of customer checks deposited into the Independent Lender’s account due to insufficient funds in the customers’ accounts. If the loan is unpaid after 16 days from its due date, the Company reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. The Company subsequently collects a large percentage of these bad debts by redepositing the customers’ checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company’s credit services operations is dependent upon adequate collection of these returned items. See additional discussion of the credit loss provision, and related allowances/accruals, in the Critical Accounting Policies in Item 7, the table of selected operating metrics and the subsequent narrative in Item 7.

Short-Term Loan Activities

The Company’s short-term loan stores in Illinois and Mexico make both short-term installment loans and payday loans for a term typically 90 days or less. The typical short-term loan is for amounts ranging from $100 to $1,000 with an average short-term loan of approximately $179 on a consolidated basis, approximately $385 in its U.S. stores and approximately $82 in its Mexico stores. To qualify for a short-term loan, a customer generally must have proof of steady income, a checking account with minimal returned item activity within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on his or her personal checking account for the amount of the loan, plus applicable fees. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash, in which case the check is returned to the customer. If the customer fails to repay the loan, the store then deposits the customer’s check. Short-term loans in Mexico are not secured by a personal check. Short-term loan transactions are subject to federal truth-in-lending regulations and fair debt collection practice regulations. In addition, state and local regulations exist in certain markets, which, among other things, limit the number of consecutive short-term loans a customer can obtain, limit the total transactions over a specified time period, or limit the number of outstanding advances a consumer may have with any combination of lenders.

The term of the short-term loan generally ranges from 7 to 31 days. In Illinois, South Carolina and Mexico, the maximum loan term is 45, 31 and 15 days, respectively. Fees charged for short-term loans are generally regulated by state law. In South Carolina, the service fee is 15% on loan amounts up to $550. Short-term loans made in Illinois are limited to 15.5% per $100 advanced. In Illinois, the Company also offers an installment loan product with an average term of approximately 150 days and fees which range from $16 to $35 per $100 advanced. Short-term loans made in Mexico bear weekly service fees of 10% on the loan amount; the maximum loan amount is $400. In Mexico, the Company also offers an installment loan product with terms of 7 to 365 days and bears weekly service fees of 7% on the loan amount; the maximum loan amount being $400.

Banks return a significant number of customer short-term loan checks deposited by the Company due to insufficient funds in the customers’ accounts. However, the Company subsequently collects a large percentage of these bad debts by redepositing the customers’ checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company’s short-term loan operations is dependent upon adequate collection of these returned items. See additional discussion of the credit loss provision and related allowances/accruals in the Critical Accounting Policies in Item 7, the table of selected operating metrics and the subsequent narrative in Item 7.

Financial Information about Geographic Areas

Additional financial information regarding the Company’s revenue and long-lived assets by geographic areas is provided in Note 16 of Notes to Consolidated Financial Statements.

Locations and Operations

The Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing. Financial information about geographic areas is provided in Results of Operations and Note 16 of Notes to Consolidated Financial Statements. As of December 31, 2010, the Company’s stores were located in the following states:

			Credit
			Services/
	Pawn Locations		Short-Term
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations	Locations
United States:
Texas	70	24	81	175
Maryland	26	-	-	26
Illinois	-	-	10	10
South Carolina	6	-	-	6
Oklahoma	3	-	-	3
Missouri	2	-	-	2
District of Columbia	2	-	-	2
Virginia	2	-	-	2
	111	24	91	226
Mexico:
Tamaulipas	49	1	4	54
Baja California	39	2	3	44
Edo. De Mexico (State of Mexico)	36	4	-	40
Nuevo Leon	32	1	2	35
Coahuila	33	-	-	33
Chihuahua	30	1	2	33
Jalisco	19	4	4	27
Guanajuato	17	2	7	26
Puebla	18	1	5	24
Durango	12	-	-	12
Aguascalientes	5	1	5	11
San Luis Potosi	7	1	-	8
Hidalgo	6	1	-	7
Guerrero	6	-	-	6
Queretaro	5	-	1	6
Distrito Federal	5	-	-	5
Morelos	5	-	-	5
Veracruz	3	1	-	4
Michoacan	4	-	-	4
Sonora	1	-	-	1
Zacatecas	1	-	-	1
	333	20	33	386

Total	444	44	124	612

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, tools and jewelry. At December 31, 2010, 69 of the U.S. large format pawn stores also offered short-term loans or credit services products.

(2)

The smaller format locations typically have limited retail operations and accept only jewelry and small electronic items as pawn collateral. At December 31, 2010, all of the U.S. and Mexico small format pawn stores also offered short-term loans or credit services products.

The following table details store openings and closings for the twelve months ended December 31, 2010:

	Pawn Locations		Short-Term
	Large	Small	Loan	Total
	Format	Format	Locations	Locations
United States:
Total locations, beginning of period	97	26	94	217
New locations opened or acquired	12	-	-	12
Stores converted to large format pawn	2	(2)	-	-
Locations closed or consolidated	-	-	(3)	(3)
Total locations, end of period	111	24	91	226

Mexico:
Total locations, beginning of period	286	10	33	329
New locations opened or acquired	47	11	-	58
Locations closed or consolidated	-	(1)	-	(1)
Total locations, end of period	333	20	33	386

Total:
Total locations, beginning of period	383	36	127	546
New locations opened or acquired	59	11	-	70
Stores converted to large format pawn	2	(2)	-	-
Locations closed or consolidated	-	(1)	(3)	(4)
Total locations, end of period	444	44	124	612

In addition, at December 31, 2010, the Company’s 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 staffed kiosks located inside convenience stores in the state of Texas, which are not included in the table above. These kiosks offer credit services and check cashing. During the year ended December 31, 2010, the Company did not open or close any Cash & Go, Ltd. kiosks.

The Company’s credit services operations also include an internet distribution channel for customers in the state of Texas.

The Company maintains administrative offices in Texas and Nuevo Leon, Mexico.

Pawn Store Operations

The typical Company pawn store is a freestanding building or part of a retail shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company’s stores from the competition. The design consists of a well-illuminated exterior with distinctive signage and a layout similar to a contemporary specialty retailer. The Company’s stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

The Company’s computer system permits a store manager or clerk to rapidly recall the cost of an item in inventory and the date it was purchased, as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked its stores to permit the Company’s headquarters to more efficiently monitor each store’s operations, including merchandise sales, service charge revenue, pawns written and redeemed, and changes in inventory.

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

Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor who typically oversees four to seven store managers. Area supervisors typically report to a Regional Market Manager, who in turn reports to a Regional Operations Director. Regional Operations Directors report to a Vice President of Operations and/or the Chief Operating Officer.

The Company believes that the profitability of its pawnshops is dependent, among other factors, upon its employees’ ability to make pawns that achieve optimum redemption rates, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job pawn and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation, and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees based on sales, gross profit and special promotional contests.

Credit Services and Short-Term Loan Operations

The Company’s credit services and short-term loan locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company’s stores from the competition. The design consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby, separated from employee work areas by glass teller windows. The Company’s stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

Computer operating systems in the Company’s credit services and short-term loan stores allow a store manager or clerk to rapidly recall customer check cashing histories, short-term loan histories, and other vital information. The Company attempts to attract customers primarily through the stores’ visibility and television advertisements in certain markets.

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

Competition

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company’s revenue, profitability and ability to expand.

The Company competes primarily with other pawn store operators, other specialty consumer finance operators and deep-value specialty retailers. There are three large publicly-held pawnshop operators of which First Cash is the smallest. There are many public and privately held operators of short-term loan stores, some of which are significantly larger than the Company.

In its retail operations, the Company’s competitors include numerous retail and wholesale stores, including jewelry stores, rent-to-own stores, discount retail stores, consumer electronics stores, other specialty retailers, on-line retailers, on-line auction sites, on-line classified advertising sites and other pawnshops. Competitive factors in the Company’s retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many of the retailer competitors have significantly greater size and financial resources than the Company.

There is also significant competition in the short-term loan and credit services industries from internet-based providers of such products, many of which have significantly larger operations than the Company’s. In addition, the pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and short-term loans, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

Governmental Regulation

General

The Company is subject to extensive regulation of its pawnshop, credit services, short-term loan and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico, which have broad discretionary authority. Many statutes and regulations prescribe, among other things, the general terms of the Company’s loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to United States and Mexico federal and state regulations relating to the reporting and recording of certain currency transactions.

In both the U.S. and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and short-term loans, which is higher than the interest generally charged by bank, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, short-term loans, credit services and the related service charges. There are several instances of this type of legislation currently proposed at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or short-term loans.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could outlaw or inhibit the ability of the Company to profitably offer pawn loans, short-term loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, short-term loan or credit services industries were taken at a federal, state or local jurisdiction level in the United States or Mexico, where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company’s lending, credit services and retail activities operations. There can be no assurance that additional federal, state or local legislation in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, which would have a materially adverse impact on the Company's operations and financial condition.

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

In July 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation establishes a Bureau of Consumer Financial Protection (the "Bureau"), which will have broad regulatory powers over providers of consumer credit products in the United States such as those offered by the Company. The provisions of this legislation are in the early stages of implementation, and until the Bureau has become operative and begins to propose rules and regulations that apply to consumer credit activities, it is not possible to accurately predict what effect the Bureau will have on the business. There can be no assurance that the Bureau will not propose and enact rules or regulations that would have a material adverse effect on the Company’s operations and financial performance. For fiscal 2010, approximately 23% of the Company’s total revenue was generated from U.S.-based pawn lending and other consumer credit products.

The United States Congress enacted legislation in 2006 that capped the annual percentage rate charged on short-term/payday advance loans made to active military personnel at 36%; this legislation became effective in October 2007. The Company does not have, nor does it intend to develop, any short-term/payday loan or credit services products bearing an effective interest and fee rate of 36% per annum or less, as the Company believes the losses and servicing costs associated with lending to the Company’s traditional customer base would exceed the revenue produced at that rate. As a result, the Company does not have a loan product to offer active military personnel.

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

The Company transfers jewelry, which is typically broken or of low retail value, generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $597,000 including accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company has appealed the assessments issued to date by CBP, however, it cannot assess the likelihood that such appeals will be successful.

Under the Bank Secrecy Act, the U.S. Department of the Treasury (the “Treasury Department”) regulates transactions involving currency in an amount greater than $10,000 and the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day.

The Money Laundering Suppression Act of 1994 added a section to the Bank Secrecy Act requiring the registration of “money services businesses,” like the Company, that engage in check cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler’s checks, and similar instruments. The purpose of the registration is to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The regulations require money services businesses to register with the Treasury Department by filing a form, adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”), and to re-register at least every two years thereafter. The regulations also require that a money services business maintain a list of names and addresses of, and other information about, its agents and that the list be made available to any requesting law enforcement agency (through FinCEN). The agent list must be updated annually.

In March 2000, FinCEN adopted additional regulations, implementing the Bank Secrecy Act that also addresses money services businesses. These regulations require money services businesses, such as the Company, to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions – one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds; (2) are designed to evade the requirements of the Bank Secrecy Act; or (3) appear to serve no business or lawful purpose.

Under the USA PATRIOT Act passed by Congress in 2001 and revised in 2006, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls; (2) the designation of a compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program.

The Gramm-Leach-Bliley Act requires the Company to generally protect the confidentiality of its customers’ nonpublic personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third parties. Such disclosure must be made to customers at the time the customer relationship is established, at least annually thereafter, and if there is a change in the Company’s privacy policy. In addition, the Company adheres to strict document retention and destruction policies.

The federal Equal Credit Opportunity Act (“ECOA”) prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of any action taken on the individual’s credit application. The Company must provide a loan applicant a Notice of Adverse Action (“NOAA”) when the Company denies an application for credit. The NOAA must inform the applicant of (1) the action taken regarding the credit application; (2) a statement of the ECOA’s prohibition on discrimination; (3) the name and address of both the creditor and the federal agency that monitors compliance with the ECOA; and (4) the applicant’s right to learn the specific reasons for the denial of credit and the contact information for the parties the applicant can contact to obtain those reasons. The Company provides NOAA letters and maintains records of all such letters as required by the ECOA and its regulations.

The Fair Credit Reporting Act requires the Company to provide certain information to customers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by the Company to the consumer reporting agencies.

The federal Fair and Accurate Credit Transactions Act (“FACTA”) requires the Company to adopt written guidance and procedures for detecting, preventing, and responding appropriately to mitigate identity theft and to adopt various coworker policies, procedures, and provide coworker training and materials, that address the importance of protecting nonpublic personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate.

The Company is subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. It is the Company’s policy to implement safeguards to discourage these practices by its employees and follow Company standards of conduct for its business throughout the U.S. and Mexico, including the prohibition of any direct or indirect payment or transfer of Company funds or assets to suppliers, vendors, or government officials in the form of bribes, kickbacks or other payoffs.

U.S. State and Local Regulations

The Company operates pawn stores in seven U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, which include Texas, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C. and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

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

The Company offers a credit services product in the state of Texas. In Texas, First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, operates as a registered credit services organization as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term loan from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer’s right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd. credit services location must be registered as a credit services organization and pay a registration fee.

Legislation relating to pawn loans, credit services, installment loans and other short-term loan products has been either proposed, is still pending or has been recently enacted in several state legislatures, including jurisdictions in Texas, Illinois, District of Columbia and South Carolina, where the Company has pawn, credit services and short-term loan operations. In general, such legislation lowers the maximum allowable interest rates on loans and/or significantly restricts the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products less profitable and could restrict or even eliminate the availability of short-term loan, pawn loan and credit services products in some or all of the states in which the Company offers such products. For example, legislation has been introduced in the 2011 session of the Texas legislature which would severely restrict and/or prohibit the Company’s ability to operate as a credit services organization in Texas, where it offers credit services in 81 short-term loan stores, 90 pawnshops and 39 Cash & Go, Ltd. kiosks which generated approximately $45,384,000 of revenue from credit services products in fiscal 2010. If such legislation or regulations were enacted, especially in Texas, it would have a materially adverse impact on the revenue and profitability of the Company, as the Company derived approximately 11% of total revenue from its credit services product in Texas in fiscal 2010. State legislation was enacted in Maryland in April 2010 and became effective in October 2010 which severely restricted the ability of companies to offer credit services products in the state. As a result, the Company discontinued its Maryland credit services operation effective September 30, 2010, which is described in more detail in Note 5 of Notes to Consolidated Financial Statements. In addition, legislation was adopted in Illinois in June 2010 which reduces the allowable maximum rate for certain installment loan products in the state. The Company currently offers installment loans in Illinois which will be negatively affected by this legislation. The legislation is to become effective March 2011 and would make it potentially unfeasible for the Company to continue offering its installment lending product in that state.  As a result, the Company will have to offer all of its loan products through the existing Illinois payday loan law. The payday law imposes a fee cap of 15.5% per loan and requires that all customers be screened for eligibility under a state-wide database. For fiscal 2010, the Company realized operating income, net of taxes, related to payday and installment lending in Illinois of approximately $2,890,000. The Company is evaluating the potential effects of the legislation and the potential reduction of service fee revenue and income in Illinois, although it does not expect that it will have a material adverse effect on the Company, including its consolidated revenue or operations. The expected impact of this legislation is reflected in the Company’s 2011 earnings guidance. In the District of Columbia, where the Company currently operates three pawn stores, certain ordinances are expected to be enacted in March 2011 which will slightly modify the rate structure for pawn lending activities in the District. The Company does not expect that new ordinances will have a material effect on the Company’s pawn operations in the District of Columbia.

Many local government entities also prohibit or restrict pawn, other consumer finance and check cashing activities through zoning ordinances. Such ordinances can significantly prohibit the ability of the Company to move, expand, remodel or relocate store locations, and in some cases cause existing stores to be closed. In some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

The Company cannot currently assess the likelihood of any other proposed legislation or regulations, such as described above, that will be enacted; however, if such legislation or regulations were enacted in certain jurisdictions, it could have a materially adverse impact on the revenue and profitability of the Company.

Mexico Regulations

The pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections, public safety and employment matters, among others, by various federal, state and local governmental agencies. In addition, federal law in Mexico provides for administrative regulation of the pawnshop industry by PROFECO, the federal consumer protection agency. PROFECO regulates the form and terms of pawn loan contracts and many operating standards and procedures for pawnshops, including retail operations. The Company’s pawn and short-term lending operations in Mexico are also subject to federal regulations which require the Company to register its operations and loan contracts and provide that the Company disclose the interest rate and fees charged on pawn and short-term loan transactions. Certain state and local governmental entities in Mexico also regulate pawn and other consumer finance and retail operations through state laws and local zoning and permitting ordinances. These agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory and licensing/permitting issues.

Both federal and state legislation in Mexico has recently been proposed which would further regulate or potentially restrict the ability of the Company to provide pawn loans or other short-term loans. Such proposals typically contain restrictions on contract terms, interest rates and/or service fees, potentially restrict or eliminate the ability of “for profit” entities to offer these services and provide for new or greater overall regulatory oversight by PROFECO and/or CONDUSEF (the federal banking and financial service regulator). The Company cannot currently assess the probability of such legislation being enacted nor the potential impact of such legislation. There can be no assurance that additional federal, state or local statutes or regulations in Mexico will not be enacted, or that existing laws and regulations will not be amended. In fiscal 2010, approximately 52% of the Company’s revenue was derived from its Mexican operations. Legislation which significantly regulates contract terms, restricts service fees/rates or restricts customer access to the Company’s pawn and consumer finance products could have a materially adverse impact on the Company's results of operations and financial condition.

In Mexico, there was significant regulatory activity in 2010 in regard to anti-money laundering activities. In September 2010, federal law became effective in Mexico which significantly restricts the ability of businesses to deposit U.S. dollar currency into Mexican bank accounts. The Company operates approximately 166 stores in Mexico that are near the U.S. border. While most transactions in these stores are conducted in Mexican pesos, the stores also accept customer payments in U.S. dollar currency. The Company believes that it can take steps to reduce the volume of customer payments received in U.S. dollar currency and/or that it can make arrangements to deposit such U.S. dollar currency into its U.S. bank accounts. In addition, federal legislation has been considered from time to time in Mexico which could impose significant additional record-keeping and reporting requirements for most commercial transactions, including the Company’s pawn transactions or its buy/sell transactions involving gold jewelry. At this point, the Company cannot assess the likelihood or final form of this legislation nor its potential effect on the Company’s operations in Mexico.

Employees

The Company had approximately 4,700 employees as of February 23, 2011, including approximately 300 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd. had approximately 80 employees as of February 23, 2011. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

First Cash Website

The Company’s primary website is at www.firstcash.com. The Company makes available, free of charge, at its corporate website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the SEC.

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers’ compensation insurance in Maryland, Missouri, Virginia, South Carolina, Illinois, Washington, D.C., Oklahoma and Arkansas, as well as excess employer’s indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers’ Compensation Act.

Item 1A. Risk Factors

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

Both pawn and other short-term consumer loan products continue to come under increased regulation and scrutiny. If changes in regulations affecting the Company's pawn, credit services and short-term loan businesses create increased restrictions, or have the effect of prohibiting loans in the countries and states where the Company offers these products, such regulations could materially impair or reduce the Company's pawn, credit services and short-term loan businesses and limit its expansion into new markets.  The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. Both pawn and short-term consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or short-term loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn loans, short-term loans and credit services products to consumers, despite the significant demand for such products. In Mexico, similar restrictions and regulations affecting the pawn and consumer loan industries, including licensing restrictions, disclosure requirements and limits on interest rates and/or loan service fees, have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of specialty consumer finance products at some or all of the Company's locations, which would adversely affect the Company’s operations and financial condition. A more detailed discussion of the regulatory environment and current developments and risks to the Company is provided in Part I, Item 1.

Media reports and public perception of short-term consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company's short-term loan, credit services and pawn businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for the Company’s customers' borrowing needs, they do typically characterize pawn and/or short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for short-term loan products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a materially adverse effect on the Company's financial condition and results of operations.

Adverse gold market fluctuations could negatively affect the Company’s profits. A significant portion of the Company’s pawn loans are collateralized with gold jewelry and the Company sells significant quantities of gold acquired through collateral forfeitures or direct purchases from customers. In addition to normal market risks associated with accepting gold as loan collateral and buying and selling gold, the global economic crisis has increased the volatility of commodity markets such as those for gold and other precious metals. A significant and sustained decline in gold and/or precious metal prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry.

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.    The Company has over 385 store locations in Mexico, a country in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest, enforcement of property rights, governmental regulations, public safety and security among others. As in many developing markets, there are also uncertainties in how local law is applied, including areas most relevant to commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, which are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in Mexico or significantly reduce customer traffic, product demand and the expected profitability of such operations.

The Company’s allowance for credit losses for credit services and short-term loans may not be sufficient to cover actual credit losses which could adversely affect its financial condition and operating results. Under the CSO program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the customer’s loan. The Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The Company also has customer receivables arising from its short-term loan operations. The Company has to recognize losses resulting from the inability of credit services and short-term loan customers and/or borrowers to repay such receivables or loans and the insufficient realizable value of the collateral securing the loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its short-term loan operations. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company's credit services operations depend in part on the willingness and ability of an unaffiliated third-party lender to make loans to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new loans and to maintain volumes, quality and consistency in its loan programs could cause the Company to lose customers and substantially decrease the revenue and earnings of the Company's credit services business. In addition, the Company’s lending and retail operations are dependent upon the Company’s ability to maintain retail banking relationships with commercial banks. The Company also relies significantly on outside vendors to provide services such as utilities, store security, armored transport, data and voice networks and other information technology products and services.

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

Increased competition from banks, savings and loans, internet-based lenders, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations. The Company has many competitors to its core lending and merchandise sales operations.  The Company’s principal competitors are other pawnshops, short-term loan companies, internet-based lenders, consumer finance companies and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of short-term loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, online classified advertising sites and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by government sponsored non-profit foundations. The government could take actions that would harm the Company’s ability to compete in the Mexico market. In addition, the Company’s two largest U.S.-based pawn competitors, both of whom are larger than the Company, have launched significant acquisition expansion programs in Mexico.

A sustained deterioration of economic conditions or an economic crisis could reduce demand or profitability for the Company's products and services and increase credit losses which would result in reduced earnings. In addition, business and financial results may be adversely impacted by unfavorable economic conditions associated with a global or regional economic crisis which include adverse changes in interest or tax rates, effects of government initiatives to manage economic conditions and increased volatility of commodity markets and foreign currency exchange rates. Specifically, a rapid or sustained deterioration in the economy could cause deterioration in the performance of the Company’s loan portfolios and in consumer or market demand for pre-owned merchandise or gold such as that sold in the Company’s pawnshops. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins. An economic slowdown could result in a decrease in loan demand and an increase in loan defaults on short-term loan and credit services products. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce short-term loan balances and related revenue and credit services fees, and could face more difficulty in collecting defaulted short-term loans, which could lead to an increase in loan losses. As short-term loans and credit services customers generally have to be employed to qualify for a loan, an increase in the unemployment rate would reduce the number of potential customers.

The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Mexico. During the global economic crisis, the volatility of the exchange rate of the Mexican peso to the U.S. dollar has increased significantly from time-to-time. The Company derives significant revenue, earnings and cash flow from operations in Mexico. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity's functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the financial statements of the Company’s Mexican subsidiaries are prepared using the Mexican peso as the functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Mexican peso could cause significant fluctuations in the Company’s results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent receipts and expenditures are not offsetting in the subsidiary's functional currency. In addition, changes in currency rates could negatively affect customer demand, especially in Mexico and in U.S. stores located along the Mexican border. In addition, the Company’s Mexican-based subsidiaries experience foreign currency exposure to the extent monetary assets and liabilities, including debt, are in U.S. dollars, rather than the subsidiaries’ functional currency, which is the Mexican peso. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations.

A decreased demand for the Company's products and services and failure of the Company to adapt to such decreases could adversely affect results.    Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers' financial conditions, or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or regulatory access to, its products, the Company's revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the short-term loan products and services it offers due to regulatory developments.

Changes in the capital markets or the Company’s financial condition could reduce available capital. Although the Company currently has no outstanding balance on its bank line of credit, which expires in April 2012, the Company has in the past accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants. Inability to access the credit markets on acceptable terms, if at all, would have a materially adverse effect on the Company’s financial condition.

The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems. The Company’s business depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as internet support, call centers, and processing and making cash advances. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s point-of-sale system. A shut-down of or inability to access the facilities in which the Company’s online operations, storefront point-of-sale system and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions.

A security breach of the Company’s computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems, which could have a materially adverse effect on the Company’s business.

The Company is subject to goodwill impairment risk. At December 31, 2010, the Company had goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations.  Accounting for goodwill requires significant management estimates and judgment.  Management performs periodic reviews of the carrying values of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred.  A variety of factors could cause the carrying value of goodwill to become impaired.  Should a review indicate impairment, a write-down of the carrying value of goodwill would occur, resulting in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

The Company depends on its senior management and may not be able to retain those employees or recruit additional qualified personnel. The Company depends on its senior management. The loss of services of any of the members of the Company’s senior management could adversely affect the Company’s business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot ensure that it would be able to identify or employ such qualified personnel on acceptable terms.

The inability to successfully integrate acquisitions could adversely affect results. The success of an acquisition is subject to numerous internal and external factors, such as the ability to consolidate data processing and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. Failure to successfully integrate an acquisition would have an adverse effect on the Company’s results of operations.

Adverse real estate market fluctuations and/or the inability to renew and extend store operating leases could affect the Company’s profits. The Company leases most of its locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations, thereby negatively impacting the Company’s results of operations. The Company also holds certain developed and undeveloped real estate which could be impacted by adverse market fluctuations. In addition, the inability of the Company to renew, extend or replace expiring store leases could have an adverse effect on the Company’s results of operations.

Inclement weather can adversely impact the Company’s operating results. The occurrence of weather events such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters, adversely affecting consumer traffic and collection activities at the Company’s stores could have an adverse effect on the Company’s results of operations.

The Company’s business may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases. In the event of such an outbreak, regulatory and/or public health officials could restrict store operating hours, product offerings and/or the number of customers allowed in a store at one time, which could adversely affect the Company’s financial results. In addition, to the extent that the Company’s customers become infected by such diseases, or feel uncomfortable visiting public locations due to a perceived risk of exposure to contagious diseases, the Company could experience a reduction in customer traffic, which could have an adverse effect on the Company’s results of operations.

Other risk factors are discussed under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Other risks that are indicated in the Company's filings with the Securities and Exchange Commission may apply as well.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns the real estate and buildings for ten of its pawn stores. The Company leases 612 store locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company’s existing leases expire on dates ranging between 2011 and 2045. All current store leases provide for specified periodic rental payments ranging from approximately $681 to $10,411 per month.

The Company also currently owns six other parcels of real estate. Three of the parcels are leased to a buy-here/pay-here car lot operation, one is held for sale and the remaining two parcels are being held for possible development for future pawnshop operations.

The Company currently leases approximately 19,500 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires May 31, 2015, currently provides for monthly rental payments of approximately $24,000. The Company leases approximately 16,500 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires May 31, 2014, currently provides for monthly rental payments of approximately $4,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for its short-term loan collections and internet-based credit services operations. The lease, which expires February 28, 2013, currently provides for monthly rental payments of approximately $3,500.

The Company’s 50% owned joint venture, Cash & Go, Ltd., leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture’s existing leases expire on dates ranging between 2011 and 2015. All current Cash & Go, Ltd. leases provide for specified periodic rental payments ranging from approximately $1,300 to $1,900 per month.

Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a materially adverse effect on the Company’s operations. The Company’s strategy is generally to lease, rather than purchase, space for its pawnshop and short-term loan locations, unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores and short-term loan stores are suitable for such purposes. The Company considers its equipment, furniture and fixtures to be in good condition.

Item 3. Legal Proceedings

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company’s common stock is quoted on the Nasdaq Global Select Market under the symbol “FCFS.”  The following table sets forth the quarterly high and low closing sales prices per share for the common stock, as reported by the Nasdaq Global Select Market:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2010
	High	$23.23	$23.63	$27.75	$32.00
	Low	20.64	20.40	21.17	26.71

2009
	High	$19.21	$18.01	$19.48	$22.68
	Low	11.34	14.33	16.50	17.10

On February 23, 2011, the closing sales price for the common stock as reported by the Nasdaq Global Select Market was $30.97 per share. On February 23, 2011, there were approximately 58 stockholders of record of the common stock.

No cash dividends have been paid by the Company on its common stock. The dividend and earnings retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company’s earnings, cash flows, and financial position. The Company’s revolving credit facility contains provisions that allow the Company to pay cash dividends within certain parameters.

Recent Issuances of Common Stock

During the period from January 1, 2010 through December 31, 2010, the Company issued 1,158,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $22,216,000 (including income tax benefit). During the period from January 1, 2010 through December 31, 2010, the Company issued 118,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $1,243,000 (including income tax benefit). During the fourth quarter of 2010, the Company granted a total of 64,000 shares of restricted stock to certain executives of the Company, of which 30,000 shares were vested and issued at December 31, 2010. The issuance of these stock options, warrants and restricted stock to officers and employees was exempt under Section 4(2) of the Act, and all holders had access to and/or reviewed copies of Exchange Act filings. No sales commissions were paid with respect to these issuances.

Issuer Purchases of Equity Securities

In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During the twelve months ended December 31, 2010, the Company did not repurchase any shares of common stock.

Performance Graph

The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2005 through December 31, 2010, with the cumulative total return on the Nasdaq Composite Index and a peer group index  (whose returns are weighted according to their respective market capitalizations) over the same period (assuming the investment of $100 in the Company’s common stock, the Nasdaq Composite Index, and the peer group). The 2010 peer group selected by the Company includes Cash America International, Inc., EZCORP, Inc., World Acceptance Corporation, Rent-A-Center, Inc., and Aaron Rents, Inc.

Item 6. Selected Financial Data

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Consolidated Financial Statements and related notes thereto required by Item 8. The information below has been audited for balance sheet dates December 31, 2010 and 2009 and statement of operations for the years ending December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts and certain operating data)
Income Statement Data:
Total revenue	$431,147	$363,058	$319,086	$267,062	$225,159
Cost of revenue	176,942	151,621	127,475	104,764	86,224
Net revenue	254,205	211,437	191,611	162,298	138,935
Total expenses and other income	169,576	145,693	133,593	116,536	100,971
Income from continuing operations
before income taxes	84,629	65,744	58,018	45,762	37,964
Provision for income taxes	30,374	24,588	21,558	16,657	13,667

Income from continuing operations	54,255	41,156	36,460	29,105	24,297
Income (loss) from discontinued
operations, net of tax	3,403	8,608	(57,996)	6,183	7,447
Net income (loss)	$57,658	$49,764	$(21,536)	$35,288	$31,744

Net income per share:
Basic:
Income from continuing operations	$1.79	$1.39	$1.23	$0.92	$0.77
Net income (loss)	1.90	1.68	(0.73)	1.12	1.01
Diluted:
Income from continuing operations	1.75	1.36	1.21	0.89	0.74
Net income (loss)	1.86	1.65	(0.71)	1.08	0.97

Balance Sheet Data:
Net working capital	$170,376	$101,295	$95,577	$121,750	$93,653
Total assets	342,446	256,285	265,343	291,548	233,842
Long-term liabilities	9,820	8,555	78,075	69,291	23,485
Total liabilities	44,442	43,846	110,893	90,339	45,246
Stockholders' equity	298,004	212,439	154,450	201,209	188,596

End of Year Location Counts:
Pawn stores (1)	488	393	330	283	252
Credit services/short-term loan stores
(excluding Cash & Go, Ltd.) (1)	124	153	152	134	101
	612	546	482	417	353

(1) Includes locations where short-term loans are provided through the CSO program.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Pawn operations accounted for 86% of the Company’s revenue from continuing operations during fiscal 2010. The Company’s pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company also offers a fee-based credit services organization program (“CSO program”) to assist consumers, primarily in Texas markets, in obtaining credit. The Company’s credit services fees contributed approximately 11% of fiscal 2010 consolidated revenue. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of the Company have terms of 7 to 180 days. The Company records a liability for the estimated fair value of the liability under the letters of credit. The loss provision associated with the CSO program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future losses. See additional discussion of the loss provision and related allowances and accruals in the section titled Results of Continuing Operations.

The Company’s short-term consumer loan revenue is approximately 3% of fiscal 2010 consolidated revenue, which is derived primarily from fees on short-term loans. The Company recognizes service fee income on short-term loans on a constant-yield basis over the life of the loan, which is generally 31 days or less. The net defaults on short-term loans and changes in the short-term loan valuation reserve are charged to the short-term loan and credit loss provision. The credit loss provision is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances and accruals in the section titled Results of Continuing Operations.

The following table details selected operating metrics regarding the Company’s loan products, inventories, and store locations:

	Year Ended December 31,
	2010	2009	2008
Pawn receivable balances at end of period, in thousands:
Large format pawn stores - U.S.	$35,220	$31,277	$26,100
Large format pawn stores - Mexico	34,823	22,412	18,048
Small format pawn stores - Mexico	346	30	22
Small format pawn stores - U.S.	99	-	-

Short-term loan receivables at end of period, in thousands (3):
Short-term loan stores - U.S. (Illinois)	$2,165	$2,239	$1,949
Short-term loan and small format pawn stores - Mexico	1,006	933	700

CSO short-term loans at end of period, in thousands (4):
Short-term loan stores - U.S.	$8,024	$8,415	$8,490
Pawn stores - U.S.	5,760	2,758	2,590
Cash & Go, Ltd. joint venture kiosks - U.S.	1,247	1,338	1,383
Internet operations - U.S.	291	216	127

Pawn store inventories at end of period, in thousands:
U.S. stores	$19,730	$17,285	$15,915
Mexico stores	27,676	17,152	12,823

Pawn store annualized inventory turnover	4.1x	4.3x	3.8x

Annualized service/finance fee yield (2):
Pawn receivables	163%	159%	157%
Short-term loan receivables, net of credit loss provision	372%	366%	334%

Net short-term loan and credit services loss provision as a
percentage of service fees (1)	25%	26%	28%

Average pawn receivables per location at end of period, in thousands:
Large format pawn stores - U.S.	$317	$322	$278
Large format pawn stores - Mexico	105	78	80

Average inventories per pawn location, in thousands:
Large format pawn stores - U.S.	$176	$178	$169
Large format pawn stores - Mexico	82	60	57

Average outstanding customer loan amount at December 31:
Pawn loan receivables - U.S.	$172	$169	$162
Pawn loan receivables - Mexico	74	65	63
Short-term loan receivables - U.S.	385	369	331
Short-term loan receivables - Mexico	82	88	100
CSO short-term loans held by independent third-party lender - U.S. (3)	495	446	441

Locations in operation (excluding joint venture kiosks):
Beginning of the year	546	482	417
Opened	64	63	55
Acquired	6	2	16
Consolidated/closed	(4)	(1)	(6)
End of the year	612	546	482

(1)

Short-term loan amount includes short-term loans recorded on the Company’s balance sheet and active CSO short-term loans outstanding from the independent third-party lender, which are not included on the Company’s balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the loans.

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

(3)

Amounts shown represent the gross amount owed by customers before allowances.

(4)

Amounts shown represent the gross amount owed by customers before allowances. Active CSO short-term loans outstanding from the independent third-party lender are not included on the Company’s balance sheet.

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Non-retail sales of scrap jewelry are included in same-store revenue calculations. Same-store revenue calculations for prior periods do not reflect the reclassification of discontinued operations.

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

	Year Ended December 31,
	2010	2009	2008
Income statement items as a percent of total revenue:
Revenue:
Pawn merchandise sales	62.6%	63.2%	60.6%
Pawn service fees	23.7	22.3	21.9
Short-term loan and credit services fees	13.4	14.2	17.1
Other	0.3	0.3	0.4

Cost of revenue:
Cost of goods sold	37.6%	38.0%	35.0%
Short-term loan and credit services loss provision	3.4	3.7	4.8
Other	-	0.1	0.1

Net revenues	59.0%	58.2%	60.1%

Expenses and other income:
Store operating expenses	27.4%	27.7%	29.1%
Administrative expenses	9.4	9.4	9.4
Depreciation and amortization	2.5	2.8	3.2
Interest expense, net	0.1	0.2	0.2

Income from continuing operations before income taxes	19.6%	18.1%	18.2%
Provision for income taxes	7.0	6.8	6.8
Income from continuing operations	12.6	11.3	11.4

Pawn merchandise sales gross profit margin	40.0%	39.8%	42.1%
Store operating profit margin	29.5%	28.2%	28.2%

Discontinued Operations

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricts the offering of such products. The after-tax earnings from operations for the Maryland credit services operation during fiscal 2010 were $887,000, or $0.03 per share. Comparable after-tax earnings were $695,000, or $0.03 per share in 2009, and $388,000, or $0.01 per share in 2008. Effective in January 2010, the Company discontinued its payday lending product offered in its three pawn stores located in Oklahoma. The Company generated revenue of approximately $20,000 from payday loan products in these stores during fiscal 2009.

In December 2009, the Company sold all 22 of its West Coast stores to a privately-held payday lending operator. The after-tax loss for all of the West Coast stores was $101,000 in fiscal 2010. The Company recorded a gain of $901,000, or $0.03 per share, net of tax, from the sale of these stores in fiscal 2009. The after-tax earnings from operations for all of the West Coast stores were $1,376,000, or $0.05 per share in fiscal 2009 and $1,716,000, or $0.06 per share in 2008. In addition, the Company sold its short-term loan operations in Michigan effective March 2009, and certain Texas short-term loan/credit services stores were discontinued in both the first and second quarters of 2009. Associated with these store closings, the Company recorded year-to-date after-tax charges in fiscal 2009 of $1,111,000, or $0.04 per share and $924,000, or $0.03 per share in 2008.

The Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a collection services agreement, the purchaser is collecting the Company’s outstanding Auto Master customer notes receivable, which are reported by the Company as a discontinued asset. After-tax net income from the discontinued Auto Master operation was $2,617,000, or $0.08 per share in fiscal 2010 and $6,747,000, or $0.22 per share in fiscal 2009. These earnings reflect collections of the remaining customer receivable portfolio in excess of estimated liquidation fair value. A non-cash charge of $1.70 per share, or $51,302,000, net of tax, was included as a component of discontinued operations for the year ending December 31, 2008. The Company realized net cash collections of $5,240,000 on these accounts during 2010 and recorded a pre-tax benefit of approximately $3,102,000 from these cash collections as compared to the estimated fair value of the receivables recorded on the Company’s balance sheet. The Company believes cash collections of these Auto Master receivables will be completed during 2011, as the outstanding receivable balances are fully collected and/or written-off.

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

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with ASC 810-10-10-1, which establishes standards for the consolidation of variable interest entities, the consolidated operating results include those of Cash & Go, Ltd. In July 2010, the Company acquired six pawn stores located in Maryland and Texas. The results of operations for the acquired stores have been consolidated with the Company’s results of operations since the acquisitions beginning in the third quarter of 2010. In June 2009, the Company acquired two pawn stores located in Dallas, Texas. The results of operations for the acquired stores have been consolidated with the Company’s results of operations since the acquisition. In December 2008, the Company acquired Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name “Presta Max”). Accordingly, the operating results of Presta Max are not included in consolidated operating results prior to December 2008. All significant intercompany accounts and transactions have been eliminated. See Note 4 of Notes to Consolidated Financial Statements.

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

The outstanding customer notes receivable from the discontinued Auto Master operation are collected by a third party according to the terms of a collections service agreement. All principal amounts, finance charges and related fees collected by the purchaser, as well as any proceeds from sales of repossessed vehicles, are remitted to the Company as collected, net of a collection management fee, based on a calculation provided in the collections agreement. Net principal and interest payments collected are applied to the recorded receivable balance. See Note 6 regarding the Company’s valuation of the fair value of these notes receivable.

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required as the aggregate collateral value is significantly in excess of the pawn loan amount. Under the CSO program, letters of credit issued by the Company to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2010 was $16,989,000. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fees, and late fees, all of which the Company records in the short-term loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement (“ASC 350-20-35”), the Company tests goodwill for potential impairment annually as of December 31, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The impairment test is a two-step assessment. The first step of the test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, or the carrying amount is equal to or less than zero, the second step of the test is performed to measure the amount of impairment loss, if any. As defined in ASC 350-20-35, the Company has identified three reporting units, or components, for the purpose of measuring the recoverability of goodwill: U.S. Pawn Operations, U.S. Short-Term Loan Operations and Mexico Operations.

To estimate the fair value of each reporting unit, the Company used an income approach, and then validated the results with a market approach for reasonableness. The income approach establishes fair value based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans, and industry data. The market approach establishes fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint.

Determining the fair value of reporting units under both methods involves the use of significant estimates and assumptions. For the income approach, this includes revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. For the market approach, this includes determining appropriate market comparables and an appropriate control premium. The Company uses its fair value estimates on assumptions it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each reporting unit.

The Company performed its annual impairment test of goodwill as of December 31, 2010. The results of the annual impairment test indicated that the estimated fair value of the U.S. Pawn Operations, U.S. Short-Term Loan Operations, and Mexico Operations reporting units exceeded their carrying value by 250%, 366% and 538%, respectively. Based on the results of this test, no impairment of goodwill was observed.

Long-lived and intangible assets other than goodwill - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset.

Stock-based compensation - Effective January 1, 2006, the Company adopted ASC 718-10-10-01, which establishes standards for the accounting of transactions under share-based payment arrangements. See Note 14 of Notes to Consolidated Financial Statements.

Guarantees - In accordance with the provisions of ASC 460-10, “Guarantees,” the Company has determined that the letters of credit issued by the Company to the Independent Lender as part of the CSO program constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that the Company’s credit services customer enters into a loan agreement with the Independent Lender. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

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

Foreign Currency Transactions - The Company has significant operations in Mexico, where the functional currency for the Company’s Mexican subsidiaries is the Mexican peso. In accordance with the provisions of ASC 830-10-45-07, which establishes standards for the changes in a functional currency, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year. Prior to translation, any U.S. dollar-denominated transactions of the Mexican-based subsidiaries are re-measured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from re-measurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses. The Company’s management reviews and analyzes certain operating results, in Mexico, on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. See additional discussion of constant currency operating results provided in the section titled “Non-GAAP Financial Information.”

Results of Continuing Operations

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009.

The following table details the components of revenue for the fiscal year ended December 31, 2010, as compared to the fiscal year ended December 31, 2009 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2010	2009	Increase/(Decrease)		Basis
Domestic revenue:
Pawn retail merchandise sales	$70,980	$66,376	$4,604	7%	7%
Pawn scrap jewelry sales	39,416	34,454	4,962	14%	14%
Pawn service fees	44,071	38,323	5,748	15%	15%
Credit services fees	45,384	39,602	5,782	15%	15%
Short-term loan fees	7,934	8,046	(112)	(1)%	(1)%
Other	1,138	1,211	(73)	(6)%	(6)%
	208,923	188,012	20,911	11%	11%
Foreign revenue:
Pawn retail merchandise sales	117,556	84,566	32,990	39%	30%
Pawn scrap jewelry sales	41,957	44,097	(2,140)	(5)%	(5)%
Pawn service fees	58,074	42,482	15,592	37%	28%
Short-term loan fees	4,625	3,840	785	20%	13%
Other	12	61	(49)	(80)%	(82)%
	222,224	175,046	47,178	27%	20%
Total revenue:
Pawn retail merchandise sales	188,536	150,942	37,594	25%	20%
Pawn scrap jewelry sales	81,373	78,551	2,822	4%	4%
Pawn service fees	102,145	80,805	21,340	26%	22%
Credit services fees	45,384	39,602	5,782	15%	15%
Short-term loan fees	12,559	11,886	673	6%	3%
Other	1,150	1,272	(122)	(10)%	(10)%
	$431,147	$363,058	$68,089	19%	16%

Domestic revenue accounted for 48% of the total revenue for fiscal 2010, while foreign revenue from Mexico accounted for the remaining 52% of the total.

The following table details pawn receivables, short-term loan receivables, active CSO loans outstanding from an independent third-party lender and inventories as of December 31, 2010, as compared to December 31, 2009 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

	Balance at				Increase/(Decrease)
	December 31,				Constant Currency
	2010	2009	Increase/(Decrease)		Basis
Domestic customer receivables and
CSO loans outstanding:
Pawn receivables	$35,319	$31,277	$4,042	13%	13%
CSO short-term loans held
by independent third-party (1)	14,296	11,837	2,459	21%	21%
Short-term loan receivables,
net of allowance	2,079	2,189	(110)	(5)%	(5)%
	51,694	45,303	6,391	14%	14%

Foreign customer receivables:
Pawn receivables	35,169	22,442	12,727	57%	49%
Short-term loan receivables,
net of allowance	956	887	69	8%	2%
	36,125	23,329	12,796	55%	47%

Total customer receivables and
CSO loans outstanding:
Pawn receivables	70,488	53,719	16,769	31%	28%
CSO short-term loans held
by independent third-party (1)	14,296	11,837	2,459	21%	21%
Short-term loan receivables,
net of allowance	3,035	3,076	(41)	(1)%	(3)%
	$87,819	$68,632	$19,187	28%	25%

Pawn inventories:
Domestic pawn inventories	$19,730	$17,285	$2,445	14%	14%
Foreign pawn inventories	27,676	17,152	10,524	61%	53%
	$47,406	$34,437	$12,969	38%	33%

(1) CSO short-term loans outstanding are comprised of the principal portion of active CSO short-term loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the loans.

Store Operations

The overall increase in year-over-year revenue of 19% was due to a combination of significant same-store revenue growth and revenue from new pawn stores. Same-store revenue grew by 12% in Mexico, while same-store revenue grew by 8% in the United States. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Same-store revenue growth in the United States was primarily the result of strong demand for pawn and short-term loan credit products and increased revenue from scrap jewelry sales. The Company believes that it will continue to experience overall growth in pawn revenue in fiscal 2011 from the opening of new stores and maturation of existing stores. Same-store sales increased by 12% in the Company’s U.S. short-term/payday loan stores, as a result of increased demand for non-bank sponsored credit products. Revenue generated by the new stores opened since January 1, 2009 increased by $27,485,000 in Mexico and $5,509,000 in the United States, compared to fiscal 2009.

Combined pawn retail and scrap jewelry sales increased by 18% for fiscal 2010, with Mexico stores recording 24% growth and U.S. stores 9% growth. Pawn retail sales increased by 25%, primarily the result of a 39% sales increase in Mexico, which reflected continued store maturation and an increased mix of hard good (primarily consumer electronics and power tools) inventories. The 4% increase in pawn scrap jewelry sales was primarily due to a 23% increase in the weighted-average selling price of scrap gold, offset by a 19% decline in the quantity of scrap gold sold. The decline in scrap jewelry volume was related to pawn operations in Mexico, where the percentage of jewelry pawn and “buy” transactions has decreased as a percentage of the overall inventory mix compared to the prior year. The shift in inventory mix is the result of the Company’s increased focus on hard good transactions (electronics and tools) where there is less competition in Mexico, as compared to jewelry lending and “buys,” where there is greater competition. The total volume of gold scrap jewelry sold in fiscal 2010 was approximately 63,000 ounces at an average cost of $845 per ounce and an average selling price of $1,200 per ounce.

Revenue from pawn service fees increased 26%, which was composed of a 15% increase in the United States and a 37% increase in Mexico. The increase in revenue was reflective of growth in pawn receivables of 13% in the United States, which has a more mature store base, and 57% growth in Mexico, where almost half of the stores are less than three years old. The increases in pawn service fees and receivables were positively impacted by continued consumer credit demand in most markets, new stores and store maturation. Service fees from short-term loans and credit services increased 13% compared to fiscal 2009, which was consistent with the increase in outstanding short-term loans and CSO transaction volumes and reflected strong consumer credit demand.

The gross profit margin on total pawn merchandise sales was 40% for both fiscal 2010 and 2009. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 42% for both fiscal 2010 and 2009. The gross margin on sales of scrap jewelry was 35% during both fiscal 2010 and 2009. Pawn inventories increased over the prior year by 38%, which was reflective of growth in pawn receivable balances, especially in Mexico. At December 31, 2010, the Company’s pawn inventories were comprised as follows: 42% jewelry (primarily gold), 41% electronics and appliances, 7% tools and 10% other.

The Company’s short-term loan and credit services loss provision was 25% of short-term loan and credit services fee revenue during fiscal 2010, compared to 26% for the prior year. The Company’s loss reserve on short-term loan receivables decreased to $183,000, or 5.7% of the gross receivable balance at December 31, 2010, compared to $186,000, or 5.7% of the gross receivable balance at December 31, 2009. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $1,026,000, or 6.7% of the gross receivable balance at December 31, 2010, compared to $890,000, or 7.0% of the gross receivable balance at December 31, 2009, which is included as a component of the Company’s accrued liabilities.

Pawn and short-term loan store operating expenses of $118,254,000 during fiscal 2010 increased by 17% compared to $100,647,000 during fiscal 2009, primarily as a result of new store openings and the appreciation of the Mexican peso since January 1, 2009.

The net store profit contribution from the pawn and short-term loan operations for the current year was $127,022,000, which equates to a store-level operating margin of 29%, compared to 28% in 2009.

The average value of the Mexican peso to the U.S. dollar increased from 13.5 to 1 in fiscal 2009 to 12.6 to 1 in fiscal 2010. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, the offset cost of sales and operating expenses were inflated as well. As a result of these natural currency hedges, the impact of the currency rate fluctuation on net income and earnings per share was not significant.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 18% to $40,522,000 during fiscal 2010 compared to $34,281,000 during fiscal 2009, which reflected a 12% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased store count, revenue and profitability.

Interest expense decreased to $391,000 during fiscal 2010, compared to $765,000 for fiscal 2009, reflecting lower borrowing levels.

For fiscal 2010 and 2009, the Company’s effective federal income tax rates of 35.9% and 37.4%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes.  The decrease in the overall rate for 2010 relates primarily to an increased percentage of income being generated in Mexico, on which the Company is not subject to state income taxes.

Income from continuing operations increased 32% to $54,255,000 during fiscal 2010 compared to $41,156,000 during fiscal 2009. Including the results from the discontinued operations of Auto Master and the Maryland, Michigan, West Coast, and certain Texas short-term loan/credit services stores, net income was $57,658,000 during fiscal 2010 compared to $49,764,000 during fiscal 2009.

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

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic revenue:
Pawn retail merchandise sales	$66,376	$64,162	$2,214	3%	3%
Pawn scrap jewelry sales	34,454	26,969	7,485	28%	28%
Pawn service fees	38,323	34,116	4,207	12%	12%
Credit services fees	39,602	43,940	(4,338)	(10)%	(10)%
Short-term loan fees	8,046	7,745	301	4%	4%
Other	1,211	1,419	(208)	(15)%	(15)%
	188,012	178,351	9,661	5%	5%
Foreign revenue:
Pawn retail merchandise sales	84,566	64,493	20,073	31%	48%
Pawn scrap jewelry sales	44,097	37,626	6,471	17%	17%
Pawn service fees	42,482	35,741	6,741	19%	34%
Short-term loan fees	3,840	2,867	973	34%	50%
Other	61	8	53	100 + %	100 + %
	175,046	140,735	34,311	24%	36%
Total revenue:
Pawn retail merchandise sales	150,942	128,655	22,287	17%	26%
Pawn scrap jewelry sales	78,551	64,595	13,956	22%	22%
Pawn service fees	80,805	69,857	10,948	16%	23%
Credit services fees	39,602	43,940	(4,338)	(10)%	(10)%
Short-term loan fees	11,886	10,612	1,274	12%	16%
Other	1,272	1,427	(155)	(11)%	(10)%
	$363,058	$319,086	$43,972	14%	19%

Domestic revenue accounted for 52% of the total revenue for fiscal 2009, while foreign revenue from Mexico accounted for the remaining 48% of the total.

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

	Balance at				Increase/(Decrease)
	December 31,				Constant Currency
	2009	2008	Increase/(Decrease)		Basis
Domestic customer receivables and
CSO loans outstanding:
Pawn receivables	$31,277	$26,100	$5,177	20%	20%
CSO short-term loans held
by independent third-party (1)	11,837	11,841	(4)	-	-
Short-term loan receivables,
net of allowance	2,189	1,950	239	12%	12%
	45,303	39,891	5,412	14%	14%

Foreign customer receivables:
Pawn receivables	22,442	18,070	4,372	24%	18%
Short-term loan receivables,
net of allowance	887	700	187	27%	20%
	23,329	18,770	4,559	24%	18%

Total customer receivables and
CSO loans outstanding:
Pawn receivables	53,719	44,170	9,549	22%	19%
CSO short-term loans held
by independent third-party (1)	11,837	11,841	(4)	-	-
Short-term loan receivables,
net of allowance	3,076	2,650	426	16%	13%
	$68,632	$58,661	$9,971	17%	15%

Pawn inventories:
Domestic pawn inventories	$17,285	$15,915	$1,370	9%	3%
Foreign pawn inventories	17,152	12,823	4,329	34%	27%
	$34,437	$28,738	$5,699	20%	17%

(1) CSO short-term loans outstanding are comprised of the principal portion of active CSO short-term loans outstanding from an independent third-party lender, which are not included on the Company's balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the loans.

Store Operations

The overall increase in year-over-year revenue was due to a combination of same-store pawn revenue growth and the opening of new pawn stores. The increase in pawn revenue was minimally offset by declining U.S. credit services revenue. Same-store revenue in the pawn stores (stores that were in operation during all of the year of both fiscal 2008 and fiscal 2009) increased by 9% on a constant currency basis for fiscal 2009 as compared to fiscal 2008. The significant foreign revenue growth from Mexico is reflective of new store openings and continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Revenue growth in the U.S. was primarily the result of strong demand for pawn loans, increased collateral value for gold jewelry and increased revenue from scrap jewelry sales. As a result of increased competition and rising unemployment, which reduced the pool of potential customers, same-store sales declined by 11% in the Company’s U.S. short-term/payday loan stores. Revenue generated by the new pawn and short-term loan stores opened since January 1, 2008 increased by $44,347,000 on a constant currency basis, compared to fiscal 2008.

Combined pawn retail and scrap jewelry sales increased by 19% for the year, with Mexico stores contributing 37% growth on a constant currency basis, and U.S. stores generating 11% growth. The 22% increase in pawn scrap jewelry sales during fiscal 2009 was due primarily to a 9% increase in the quantity of scrap jewelry sold and a 10% increase in the weighted-average selling price of scrap gold. The total volume of gold scrap jewelry sold in 2009 was approximately 77,000 ounces at an average cost of $664 per ounce and an average selling price of $979 per ounce. Retail sales of pawn merchandise in the U.S. grew at a lesser rate due to weaker consumer demand in the U.S. and because the Company elected to scrap a greater percentage of pawn jewelry inventories, given increased scrap margins and lower selling costs associated with scrap sales. Retail sales in Mexico grew at a significantly faster rate due primarily to new store openings and maturation of newer existing stores.

Pawn receivables grew by 20% in the U.S., while in Mexico, pawn receivables grew by 18% on a constant currency basis. The increase was primarily the result of increased transaction volumes in the U.S. and Mexico. For example, in the U.S., same-store transaction volumes increased approximately 13%, while the average loan size increased 4%. The 16% increase in pawn service charge revenue (23% on a constant currency basis) was consistent with the increase in pawn loan activity, which reflected increased transaction volumes and loan sizes and continued expansion in Mexico. Service fees from short-term loans and credit services decreased 6% compared to fiscal 2008, which was reflective of a decline in outstanding U.S. short-term loans and CSO loans. The Company attributes the decline to weakened consumer demand for short-term/payday loan products and increased competition.

The gross profit margin on pawn merchandise sales was 40% during fiscal 2009, compared to 42% during fiscal 2008. The retail pawn merchandise margin, which excludes scrap jewelry sales, was 42% during fiscal 2009, compared to 45% in fiscal 2008. Gross margin on sales of scrap jewelry was 35% during fiscal 2009, compared to 37% during fiscal 2008. The decrease in retail margins was reflective of a general weakness in the consumer retailing environment, while the change in the scrap margin was reflective of increased inventory costs. Pawn inventories increased over prior year by 20%, which was reflective of growth in pawn receivable balances, especially in Mexico. At December 31, 2009, the Company’s pawn inventories were comprised of 48% jewelry (primarily gold), 33% electronics, 9% tools and 10% other.

The Company’s short-term loan and credit services loss provision decreased to 26% of short-term loan and credit services fee revenue during fiscal 2009, compared to 28% for the prior year. The Company attributes the decrease in the loss primarily to fewer store openings in 2009, as newer stores typically have above-average credit losses. During fiscal 2009, the Company sold bad debt portfolios generated from short-term loan and credit services guarantees for proceeds of $102,000, compared to $421,000 in the prior-year period. Proceeds from the sales reduced the credit loss provision. The Company’s loss reserve on short-term loan receivables increased to $186,000, or 5.7% of the gross receivable balance at December 31, 2009, compared to $125,000, or 4.5% of the gross receivable balance at December 31, 2008. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $890,000, or 7.0% of the gross receivable balance at December 31, 2009, compared to $749,000, or 5.9% of the gross receivable balance at December 31, 2008, which is included as a component of the Company’s accrued liabilities.

Pawn and short-term loan store operating expenses increased 8% to $100,647,000 during fiscal 2009 compared to $92,789,000 during fiscal 2008, primarily as a result of the net addition of 129 new pawn and short-term loan stores since January 1, 2008, which is a 31% increase in the store count. Operating expenses increased approximately 10% on a constant currency basis.

The net store profit contribution from the pawn and short-term loan operations for fiscal 2009 was $102,364,000, which equates to a store-level operating margin of 28%, which equaled the prior-year margin.

The average value of the Mexican peso to the U.S. dollar decreased from 11.2 to 1 in fiscal 2008 to 13.5 to 1 in fiscal 2009. As a result, the translated revenue results of the Mexican operations into U.S. dollars were diminished by this currency rate fluctuation. While the weakening of the Mexican peso negatively affected the translated dollar-value of revenue, offset cost of sales and operating expenses were deflated as well. As a result of these natural currency hedges, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was minimal.

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

For fiscal 2009 and 2008, the Company’s effective federal income tax rates of 37.4% and 37.2%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state income taxes.  The increase in the tax rate was due primarily to an increase in the effective state income tax rates.

Income from continuing operations increased 13% to $41,156,000 during fiscal 2009 compared to $36,460,000 during fiscal 2008. Including the results from the discontinued operations of Auto Master and the Maryland, Michigan, West Coast, Washington, D.C. and certain Texas short-term loan/credit services stores, net income was $49,764,000 during fiscal 2009 compared to a net loss of $21,536,000 during fiscal 2008. The net loss in fiscal 2008 is primarily due to the $59,419,000 charge, net of tax, from the discontinued Auto Master operation, while in fiscal 2009 discontinued operations from Auto Master contributed $6,747,000 to after-tax net income.

Liquidity and Capital Resources

As of December 31, 2010, the Company’s primary sources of liquidity were $67,240,000 in cash and cash equivalents, $84,208,000 in customer receivables, $47,406,000 in inventories, $500,000 in receivables of discontinued operations from Auto Master and $25,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $170,376,000 as of December 31, 2010, and total equity exceeded total liabilities by a ratio of 6.7 to 1.

The Company has $25,000,000 available under its Unsecured Credit Facility which matures in April 2012. The total amount available can be increased up to $50,000,000, subject to lender approval. At December 31, 2010, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.26% at both December 31, 2010 and February 23, 2011) plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and is restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of February 23, 2011 and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

At December 31, 2010, the Company had notes payable to individuals arising from a multi-store pawn acquisition in July 2010 which totaled $1,851,000 in aggregate and bear interest at 6.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through August 2014. Of the $1,851,000 in notes payable, $465,000 is classified as a current liability and $1,386,000 is classified as long-term debt.

During the third quarter of 2010, the Company repaid the entire remaining balances on notes payable of $6,066,000 related to a 2008 multi-store pawn acquisition and notes payable of $563,000 related to the 2006 Auto Master acquisition.

Management believes cash flows from operations and available cash balances will be sufficient to fund the Company’s current operating liquidity needs. In general, revenue growth is dependent upon the Company’s ability to fund growth of customer receivable balances and inventories and the ability to absorb credit losses related primarily to short-term loan and credit services products.  In addition to these factors, merchandise sales, inventory levels and the pace of store expansions affect the Company’s liquidity. Regulatory developments affecting the Company’s consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in Part I, Item 1. The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Cash flow provided by operating activities	$73,645	$85,213	$57,355
Cash flow used in investing activities	$(47,696)	$(17,633)	$(34,896)
Cash flow provided by (used in) financing activities	$13,649	$(71,322)	$(7,036)

Working capital	$170,376	$101,295	$95,577
Current ratio	5.92x	3.87x	3.91x
Debt to equity ratio	15%	21%	72%
Inventory turns	4.1x	4.3x	3.8x

Net cash provided by operating activities decreased $11,568,000, or 14%, from $85,213,000 for fiscal 2009 to $73,645,000 for fiscal 2010. The primary source of operating cash flows in both years relates to net income from operations. While year-over-year operating cash flows related to continuing operations increased approximately $11,752,000, operating cash flows from discontinued operations decreased approximately $23,320,000. Approximately $5,240,000 of operating cash flows in fiscal 2010 were derived from the collection of Auto Master notes receivable, a discontinued operation more fully described in Note 5 of Notes to Consolidated Financial Statements. The Company expects to substantially complete the collection of the Auto Master notes receivables during the first quarter of 2011.

Cash flows used for investing activities are utilized primarily to fund growth of pawn receivables and purchases of property and equipment. Net cash used in investing activities increased $30,063,000, or 170%, in the current period compared to the prior year. Of the $30,063,000 increase, $10,700,000 is related to customer receivable growth in fiscal 2010, while 2009 investing cash flows included non-recurring receipts of $12,014,000 from the 2009 sale of the West Coast stores.

Net cash provided by financing activities increased $84,971,000, primarily because the Company used cash to reduce debt by $76,199,000 during fiscal 2009, while debt reduction payments of only $9,810,000 were made in 2010 as there was no remaining debt on the Unsecured Credit Facility.

The Company intends to continue expansion primarily through new store openings. During fiscal 2010, the Company opened 58 new pawn stores in Mexico, six pawn stores in the United States and acquired six pawn stores in the United States. The Company also increased the number of large format U.S. pawn stores through the expansion of two small format stores. The Company anticipates opening approximately 70 to 80 additional pawnshops, primarily in Mexico, during fiscal 2011. The Company does not anticipate opening any new  short-term loan stores in 2011 or thereafter. Capital expenditures, working capital requirements and start-up losses related to this expansion have been and are expected to continue to be funded through operating cash flows. The Company funded $18,385,000 in capital expenditures during fiscal 2010, related primarily to new store locations, and expects to fund capital expenditures at a similar to somewhat increased rate in fiscal 2011. The Company’s cash flow and liquidity available to fund expansion in 2010 included net cash flow from operating activities of $73,645,000 for fiscal 2010. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2011.

The Company continually looks for, and is presented with potential acquisition opportunities. The Company funded the acquisitions of six pawn stores in existing U.S. markets in July 2010. The combined purchase price for these stores was $7,663,000 and was comprised of $5,663,000 in cash and notes payable to the selling shareholders of $2,000,000. The Company currently has no definitive commitments for materially significant acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of gold merchandise. As of December 31, 2010, the Company had forward sales commitments for 13,000 ounces of its expected scrap gold sales through April 2011. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

The Company has 1,360,000 shares of common stock available for repurchase under a 2007-authorized share repurchase program. The number of shares to be purchased in the future and the timing of such purchases will be based on the level of cash balances, available credit facilities, general business conditions and other factors. No time limit is set for the completion of the repurchases under the current program. During fiscal 2010 and 2009, the Company did not repurchase any shares of common stock. During fiscal 2008, the Company repurchased 1,640,000 shares of common stock at a total price of $16,997,000.

During the period from January 1, 2010 through December 31, 2010, the Company issued 1,158,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $22,216,000 (including income tax benefit). During the period from January 1, 2010 through December 31, 2010, the Company issued 118,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $1,243,000 (including income tax benefit). During the fourth quarter of 2010, the Company granted a total of 64,000 shares of restricted stock to certain executives of the Company, of which 30,000 shares were vested and issued at December 31, 2010. There can be no assurance or expectation of future cash flows from the exercise of stock options or warrants.

Non-GAAP Financial Information

The Company uses certain financial calculations, such as free cash flow, EBITDA and constant currency results, which are not considered measures of financial performance under United States generally accepted accounting principles ("GAAP"). Items excluded from the calculation of free cash flow, EBITDA and constant currency results are significant components in understanding and assessing the Company’s financial performance. Since free cash flow, EBITDA and constant currency results are not measures determined in accordance with GAAP and are thus susceptible to varying calculations, free cash flow, EBITDA and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies. Free cash flow, EBITDA and constant currency results should not be considered as alternatives to net income, cash flow provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s consolidated financial statements as indicators of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures.

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

	Year Ended December 31,
	2010	2009	2008
Cash flow from operating activities	$73,645	$85,213	$57,355
Cash flow from investing activities:
Pawn customer receivables	(21,824)	(10,624)	(7,078)
Short-term loan receivables	(1,824)	(2,340)	(3,142)
Purchases of property and equipment	(18,385)	(15,376)	(20,200)
Free cash flow	$31,612	$56,873	$26,935

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. EBITDA from continuing operations for fiscal 2010 totaled $95,429,000, an increase of 25% compared to $76,509,000 for fiscal 2009. The EBITDA margin, which is EBITDA as a percentage of revenue, for fiscal 2010 was 22%, compared to 21% for the comparable prior-year period. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Year Ended December 31,
	2010	2009	2008

Income from continuing operations	$54,255	$41,156	$36,460
Adjustments:
Income taxes	30,374	24,588	21,558
Depreciation and amortization	10,506	10,067	10,124
Interest expense	391	765	793
Interest income	(97)	(67)	(55)
Earnings before interest, taxes, depreciation
and amortization	$95,429	$76,509	$68,880

Constant Currency

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end of year exchange rate of 13.1 to 1 was used at December 31, 2009, compared to the exchange rate of 12.4 to 1 at December 31, 2010. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year ended December 31, 2009 was 13.5 to 1, compared to the current year rate of 12.6 to 1.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2010, including Cash & Go, Ltd. is as follows:

	Payments Due by Period
	(in thousands)
		Less			More
		Than 1	1 - 3	3 - 5	Than 5
	Total	Year	Years	Years	Years

Operating leases	$79,289	$23,409	$33,996	$14,559	$7,325
Employment contracts for officers
and directors	8,122	2,114	4,228	1,780	-
Consulting contracts	4,200	700	1,400	1,400	700
Notes payable	1,851	465	1,018	368	-
Interest on notes payable	216	98	109	9	-
Total	$93,678	$26,786	$40,751	$18,116	$8,025

Off-Balance Sheet Arrangements

The Company offers a fee-based credit services organization program (“CSO program”) to assist consumers, primarily in Texas markets, in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the Independent Lender if the consumer fails to do so.

For short-term loan products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers’ applications, determining whether to approve a short-term loan based on an application and determining the amount of the short-term loan. The Company is not involved in the Independent Lender’s short-term loan approval processes or in determining the lenders’ approval procedures or criteria. At December 31, 2010, the outstanding amount of active short-term loans originated and held by the Independent Lender was $15,322,000.

Since the Company may not be successful in collection of delinquent accounts under the CSO program, the Company’s short-term loan loss provision includes amounts estimated to be adequate to absorb credit losses from short-term loans in the aggregate short-term loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Estimated losses of $1,026,000 on portfolios owned by the Independent Lender are included in “accrued liabilities” in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from short-term loans expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe that inflation has had a material effect on the volume of customer receivables originated, merchandise sales, or results of operations.

Seasonality

The Company’s business is subject to seasonal variations, and operating results for each quarter are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in late December in Mexico, which is associated with statutory Christmas bonuses received by customers and in the first quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Consolidated Financial Statements. The Company does not expect recent accounting pronouncements issued and not yet adopted to have a material effect on the Company’s financial statement disclosures, financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to risks in the normal course of business. See “Risk Factors” in Item 1A. above and “Market Risks” below for more information about these risks.

Market Risks

Market risks relating to the Company’s operations result primarily from changes in gold prices, foreign exchange rates, and interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of merchandise sales are gold jewelry and scrap gold sales. At December 31, 2010, the Company held approximately $19,910,000 in jewelry inventories, representing 42% of total inventory. In addition, approximately $33,129,000, or 47% of total pawn receivables were collateralized by jewelry, which was primarily gold. Of the Company’s total retail merchandise revenue during fiscal 2010, approximately $41,500,000, or 22%, was gold jewelry sales. Total scrap jewelry sales in fiscal 2010 were $81,373,000, of which a substantial majority was gold. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company’s subsidiaries in Mexico are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenue and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity under the caption, “comprehensive income (loss).”  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company’s income statement as incurred. Total peso-denominated net assets related to the Company’s Mexican operations were $131,669,000 at December 31, 2010 and the operations in Mexico generated 52% of the Company’s fiscal 2010 revenue. During fiscal 2010, net favorable foreign currency fluctuations, primarily due to appreciation of the Mexican peso, increased consolidated revenue growth by 3 percentage points. A significant portion of the increase in revenue growth was offset by a corresponding increase in peso-denominated cost of sales and operating expense growth, and accordingly, the net effect on profitability in 2010 was limited. However, potential future Mexican currency declines against the U.S. dollar, which are not offset, could adversely impact the Company’s future results.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Report of Management on Internal Control Over Financial Reporting is included in Item 9A. of this annual report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Hein & Associates LLP, an independent registered public accounting firm, has audited the consolidated financial statements prepared by management. Their report on the consolidated financial statements is included in Part IV, Item 15. Hein & Associates LLP’s report on the Company’s internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Cash Financial Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Cash Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Hein & Associates LLP

Dallas, Texas

February 25, 2011

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information provided under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders.

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees. This Code is publicly available on the Company’s website at www.firstcash.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its Code of Ethics on its website in accordance with applicable NASDAQ and SEC requirements. Copies of the Company’s Code of Ethics are also available, free of charge, by submitting a written request to First Cash Financial Services, Inc., Investor Relations, 690 E. Lamar Blvd., Suite 400, Arlington, Texas 76011.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information provided under the heading “Executive Compensation” of the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under shareholder-approved plans, including its 1990 Stock Option Plan, its 1999 Stock Option Plan, and its 2004 Long-Term Incentive Plan as of December 31, 2010. Additionally, the Company has in the past issued warrants to purchase shares of common stock to certain key members of management, members of the Board of Directors that are not employees or officers, and to other third parties. The issuance of warrants is not approved by shareholders, and each issuance is generally negotiated between the Company and such recipients.

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted average exercise	compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column A)
	(A)	(B)	(C)
Plan Category
Equity compensation plans
approved by security
holders	1,980,000 (1)	$16.61	411,000
Equity compensation plans
not approved by security
holders	346,000	3.47	-
Total	2,326,000	14.63	411,000

(1)

 Includes 34,000 non-vested restricted stock awards.

Other information required by this item is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the information provided in the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information provided in the Company's Proxy Statement under the discussion of the Company Audit Committee and under the item regarding shareholder ratification of the Company's independent accountants.

PART IV

Item 15. Exhibits and Financial Statement Schedules

	(a)	The following documents are filed as a part of this report:

		(1)	Consolidated Financial Statements:	Page
			Report of Independent Registered Public Accounting Firm	F-1
			Consolidated Balance Sheets	F-2
			Consolidated Statements of Income	F-3
			Consolidated Statements of Changes in Stockholders’ Equity	F-4
			Consolidated Statements of Comprehensive Income	F-4
			Consolidated Statements of Cash Flows	F-5
			Notes to Consolidated Financial Statements	F-7

		(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

		(3)	Exhibits:
			3.1(7)	Amended Certificate of Incorporation
			3.2(5)	Amended Bylaws
			4.1(2)	Common Stock Specimen
			10.1(1)	First Cash, Inc. 1990 Stock Option Plan
			10.2 (8)	Consulting Agreement - Phillip E. Powell
			10.3(3)	Acquisition Agreement - Miraglia, Inc.
			10.4(4)	Acquisition Agreement for Twelve Pawnshops in South Carolina
			10.5(4)	Acquisition Agreement for One Iron Ventures, Inc.
			10.6(4)	First Cash Financial Services, Inc. 1999 Stock Option Plan
			10.7(6)	Executive Incentive Compensation Plan
			10.8(7)	2004 Long-Term Incentive Plan
			10.9(9)	Stock Purchase Agreement - Auto Master
			10.10(9)	Third Amendment to the Credit Agreement
			10.11(10)	Amendment to Consulting Agreement - Phillip E. Powell
			10.12(11)	Amended and Restated Employment Agreement - Rick L. Wessel
			10.13(12)	Fourth Amendment to the Credit Agreement
			10.14 (13)	Employment Agreement - Stephen O. Coffman
			10.15(14)	Fifth Amendment to the Credit Agreement
			10.16(15)	Asset Purchase Agreement - Sale of Auto Master to Interstate Auto Group, Inc.
			10.17(15)	Collection Services Agreement - Interstate Auto Group, Inc.
			10.18(16)	Stock Purchase Agreement - Central America Capital, S.A. de C.V.
			10.19(18)	Amendment No. 2 to Consulting Agreement - Phillip E. Powell
			10.20(18)	Amendment No. 1 to First Amended and Restated Employment Agreement - Rick L. Wessel
			10.21(18)	Amended and Restated Employment Agreement - Stephen O. Coffman
			10.22(18)	Employment Agreement - R. Douglas Orr
			10.23(18)	Amended and Restated Credit Agreement - JPMorgan Chase Bank, N.A.
			14.1(17)	Amended and Restated Code of Ethics
			21.1(19)	Subsidiaries
			23.1(19)	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP
			31.1(19)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			31.2(19)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			32.1(19)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
			32.2(19)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (No. 33-37760-FW) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-48436) and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 0 - 19133) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 22, 1999 (File No. 333-71077) and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0 - 19133) and incorporated herein by reference.
(6)	Filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 30, 2003.
(7)	Filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2004.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0 - 19133) and incorporated herein by reference.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated August 22, 2006 (File No. 0 - 19133) and incorporated herein by reference.
(10)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0 - 19133) and incorporated herein by reference.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 0 - 19133) and incorporated herein by reference.
(12)	Filed as an exhibit to the Current Report on Form 8-K dated September 7, 2007 (File No. 0 - 19133) and incorporated herein by reference.
(13)	Filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2008.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(15)	Filed as an exhibit to the Current Report on Form 8-K dated December 9, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K dated December 11, 2008 (File No. 0 - 19133) and incorporated herein by reference.
(17)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0 - 19133) and incorporated herein by reference.
(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0 - 19133) and incorporated herein by reference.
(19)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2011	FIRST CASH FINANCIAL SERVICES, INC. (Registrant)

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

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 25, 2011

/s/ JORGE MONTAÑO Jorge Montaño	Director	February 25, 2011

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the three years ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Cash Financial Services, Inc., and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Hein & Associates LLP

Dallas, Texas

February 25, 2011

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$67,240	$26,777
Service fees receivable	10,685	8,185
Pawn receivables	70,488	53,719
Short-term loan receivables	3,035	3,076
Inventories	47,406	34,437
Prepaid expenses and other current assets	5,644	7,093
Current assets of discontinued operations	500	3,299
Total current assets	204,998	136,586

Property and equipment, net	58,425	47,980
Goodwill, net	76,355	69,731
Other	2,668	1,988
Total assets	$342,446	$256,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$465	$4,111
Accounts payable	2,679	1,801
Accrued liabilities	25,051	18,421
Income taxes payable	5,436	8,772
Deferred taxes payable	991	2,186
Total current liabilities	34,622	35,291

Notes payable, net of current portion	1,386	5,265
Deferred income tax liabilities	8,434	3,290
Total liabilities	44,442	43,846
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; $.01 par value; 10,000 shares authorized; no shares issued
or outstanding	-	-
Common stock; $.01 par value; 90,000 shares authorized;
38,002 and 36,697 shares issued, respectively;
31,162 and 29,857 shares outstanding, respectively	380	367
Additional paid-in capital	142,344	117,892
Retained earnings	255,741	198,083
Accumulated other comprehensive income (loss) from cumulative
foreign currency translation adjustments	(3,049)	(6,491)
Common stock held in treasury, 6,840 and 6,840 shares at cost, respectively	(97,412)	(97,412)
Total stockholders' equity	298,004	212,439
Total liabilities and stockholders' equity	$342,446	$256,285

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Pawn merchandise sales	$269,909	$229,493	$193,250
Pawn service fees	102,145	80,805	69,857
Short-term loan and credit services fees	57,943	51,488	54,552
Other	1,150	1,272	1,427
	431,147	363,058	319,086

Cost of revenue:
Cost of goods sold	162,045	138,090	111,817
Short-term loan and credit services loss provision	14,740	13,369	15,365
Other	157	162	293
	176,942	151,621	127,475

Net revenue	254,205	211,437	191,611

Expenses and other income:
Store operating expenses	118,254	100,647	92,789
Administrative expenses	40,522	34,281	29,942
Depreciation and amortization	10,506	10,067	10,124
Interest expense	391	765	793
Interest income	(97)	(67)	(55)
	169,576	145,693	133,593

Income from continuing operations before
income taxes	84,629	65,744	58,018

Provision for income taxes	30,374	24,588	21,558

Income from continuing operations	54,255	41,156	36,460

Income (loss) from discontinued operations, net
of tax (Note 5)	3,403	8,608	(57,996)
Net income (loss)	$57,658	$49,764	$(21,536)

Basic income per share:
Income from continuing operations	$1.79	$1.39	$1.23
Income (loss) from discontinued operations (Note 5)	0.11	0.29	(1.96)
Net income (loss) per basic share	$1.90	$1.68	$(0.73)

Diluted income per share:
Income from continuing operations	$1.75	$1.36	$1.21
Income (loss) from discontinued operations (Note 5)	0.11	0.29	(1.92)
Net income (loss) per diluted share	$1.86	$1.65	$(0.71)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred stock	-	$-	-	$-	-	$-

Common stock:
Balance, beginning of year	36,697	367	36,099	361	35,923	359
Shares issued under share-
based plans	1,305	13	598	6	176	2
Balance, end of year	38,002	380	36,697	367	36,099	361

Additional paid-in capital:
Balance, beginning of year		117,892		112,750		111,410
Exercise of stock options
and warrants		17,292		2,112		897
Income tax benefit from exercise
of stock options and warrants		6,154		2,759		327
Share-based compensation
expense		1,006		346		310
Distribution to joint venture		-		(75)		(194)
Balance, end of year		142,344		117,892		112,750

Retained earnings:
Balance, beginning of year		198,083		148,319		169,855
Net income (loss)		57,658		49,764		(21,536)
Balance, end of year		255,741		198,083		148,319

Accumulated other
comprehensive income (loss):
Balance, beginning of year		(6,491)		(9,568)		-
Currency translation
adjustment, net of tax		3,442		3,077		(9,568)
Balance, end of year		(3,049)		(6,491)		(9,568)

Treasury stock:
Balance, beginning of year	6,840	(97,412)	6,840	(97,412)	5,200	(80,415)
Repurchases of treasury stock	-	-	-	-	1,640	(16,997)
Balance, end of year	6,840	(97,412)	6,840	(97,412)	6,840	(97,412)

Total stockholders' equity		$298,004		$212,439		$154,450

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$57,658	$49,764	$(21,536)
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense of
$1,928 and $1,838 and benefit of $5,619, respectively	3,442	3,077	(9,568)
Comprehensive income (loss)	$61,100	$52,841	$(31,104)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net income (loss)	$57,658	$49,764	$(21,536)
Adjustments to reconcile net income (loss) to net cash flow
provided by operating activities:
Depreciation and amortization	10,513	11,112	12,122
Deferred income taxes	1,845	16,076	(17,141)
Share-based compensation	1,006	346	310
Non-cash portion of credit loss provision	1,914	1,735	40,223
Loss on disposal of Auto Master	-	-	51,782
Net gain on sales of short-term loan stores	-	(1,841)	-
Changes in operating assets and liabilities:
Automotive finance receivables	2,138	7,566	(38,766)
Finance and service fees receivable	(2,176)	(867)	(180)
Inventories	(3,875)	(1,842)	4,603
Prepaid expenses and other assets	1,169	(686)	693
Income taxes payable	(3,513)	3,921	26,966
Accounts payable and accrued liabilities	6,966	(71)	(1,721)
Net cash flow provided by operating activities	73,645	85,213	57,355
Cash flow from investing activities:
Pawn customer receivables	(21,824)	(10,624)	(7,078)
Short-term loan customer receivables	(1,824)	(2,340)	(3,142)
Purchases of property and equipment	(18,385)	(15,376)	(20,200)
Proceeds from sales of short-term loan stores	-	12,014	-
Acquisitions of pawn stores	(5,663)	(1,307)	(4,476)
Net cash flows used in investing activities	(47,696)	(17,633)	(34,896)
Cash flow from financing activities:
Proceeds from debt	-	-	44,800
Payments of debt	(9,810)	(76,199)	(36,065)
Purchases of treasury stock	-	-	(16,997)
Proceeds from exercise of stock options and warrants	17,305	2,118	899
Income tax benefit from exercise of stock options and warrants	6,154	2,759	327
Net cash flow provided by (used in) financing activities	13,649	(71,322)	(7,036)
Effect of exchange rates on cash	865	1,513	(592)
Change in cash and cash equivalents	40,463	(2,229)	14,831
Cash and cash equivalents at beginning of the year	26,777	29,006	14,175
Cash and cash equivalents at end of the year	$67,240	$26,777	$29,006

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$265	$1,564	$3,170
Income taxes	$22,336	$6,260	$7,931

Supplemental disclosure of non-cash operating activity:
Automobile inventory acquired in repossession	$-	$-	$2,245

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled
through forfeitures of collateral transferred to inventories	$98,134	$78,960	$69,815

Supplemental disclosure of non-cash financing activity:
Notes payable issued in connection with pawn acquisitions	$2,000	$-	$15,000
Withholding tax liability related to pawn acquisition	$-	$-	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (the “Company”) was incorporated in Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawn loans, certain of the Company’s pawn stores offer short-term loans and credit services. The Company also operates short-term loan stores that provide short-term loans, credit services, check cashing, and other related financial services. As of December 31, 2010, the Company owned and operated 488 pawn stores and 124 short-term loan stores in eight U.S. states and 21 states in Mexico. The Company is also a 50% owner of Cash & Go, Ltd., a Texas limited partnership that owns and operates 39 financial services kiosks inside convenience stores.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company is a 50% partner in Cash & Go, Ltd., a Texas limited partnership, and in accordance with FASB ASC 810-10-10-1, which establishes standards for the consolidation of variable interest entities, the consolidated operating results include those of Cash & Go, Ltd. In 2010, the Company acquired six pawn stores located in Maryland and Texas, and the results of operations for the acquired stores have been consolidated since the acquisitions in July 2010. In 2009, the Company acquired two pawn stores located in Dallas, Texas, and the results of operations for the acquired stores have been consolidated since the acquisition in June 2009. In 2008, the Company acquired Central America Capital, S.A. de C.V. (a Mexican corporation using the trade name “Presta Max”). Accordingly, the operating results of Presta Max are included in consolidated operating results since the acquisition in December 2008. All significant intercompany accounts and transactions have been eliminated. See Note 4.

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Customer receivables and revenue recognition - Pawn receivables are short-term loans secured by the customer’s pledge of tangible personal property. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral (“inventory”), which is recovered through sale. Short-term loans are cash advances and installment loans with terms that range from 7 to 180 days. The Company accrues short-term loan service fees on a constant-yield basis over the term of the short-term loan. The Company offers a credit services product (“CSO program”) to assist customers in obtaining a short-term loan from an independent, non-bank, consumer lending company (the “Independent Lender”). The Company recognizes credit services fees ratably over the life of the loan made by the Independent Lender. The loans made by the Independent Lender to credit services customers of the Company have terms of 7 to 180 days. The Company records a liability for collected, but unearned, credit services fees received from its customers.

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required as the aggregate collateral value is significantly in excess of the pawn loan amount. The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its short-term loan receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (e.g., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowances for credit losses are periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The Company considers short-term loans to be in default if they are not repaid on the due date, and writes off the principal amount and service charge receivable as of the default date. Net defaults and changes in the short-term loan allowance are charged to the short-term loan loss provision. Under the CSO program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the loan. These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the short-term loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

Changes in the allowance for short-term loan credit losses are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$186	$125	$168
Provision for credit losses	1,914	1,735	1,593
Charge-offs, net of recoveries	(1,917)	(1,674)	(1,636)
Balance at end of year	$183	$186	$125

Changes in the liability for credit services losses are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$890	$749	$811
Provision for credit losses under letters of credit	12,826	11,533	13,351
Amounts paid to Independent Lender under letters
of credit, net of recoveries from customers	(12,690)	(11,392)	(13,413)
Balance at end of year	$1,026	$890	$749

Foreign Currency Transactions - The Company has significant operations in Mexico, where the functional currency for the Company’s Mexican subsidiaries is the Mexican peso. In accordance with the provisions of ASC 830-10-45-07, which establishes standards for the changes in a functional currency, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year. Prior to translation, U.S. dollar-denominated transactions of the Mexican-based subsidiaries are re-measured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from re-measurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses, and these gains (losses) for 2010, 2009, and 2008 were $151,000, ($754,000), and $933,000, respectively.

Store operating expenses - Costs incurred in operating the pawn stores and short-term loan stores have been classified as store operating expenses. Operating expenses include salary and benefit expense of store employees, rent and other occupancy costs, bank charges, security, insurance, utilities, supplies, depreciation, cash shortages and other costs incurred by the stores.

Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received or when the previous payments are forfeited to the Company.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement (“ASC 350-20-35”), the Company tests goodwill for potential impairment annually as of December 31, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

To estimate the fair value of each reporting unit, the Company used an income approach, and then validated the results with a market approach for reasonableness. The income approach establishes fair value based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans, and industry data. The market approach establishes fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint.

Determining the fair value of reporting units under both methods involves the use of significant estimates and assumptions. For the income approach, this includes revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. For the market approach, this includes determining appropriate market comparables and an appropriate control premium. The Company uses its fair value estimates on assumptions it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each reporting unit.

The Company performed its 2010 annual impairment test of goodwill as of December 31, 2010. The results of the annual impairment test indicated that the estimated fair value of the U.S. Pawn Operations, U.S. Short-Term Loan Operations, and Mexico Operations reporting units exceeded the carrying value by 250%, 366% and 538%, respectively. Based on the results of this test, no impairment of goodwill was observed.

Long-lived and intangible assets other than goodwill - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset.

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

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense from continuing operations for the fiscal years ended December 31, 2010, 2009 and 2008, was $2,197,000, $1,289,000, and $1,265,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Income from continuing operations for calculating basic
and diluted earnings per share	$54,255	$41,156	$36,460

Income (loss) from discontinued operations	3,403	8,608	(57,996)
Net income (loss) for calculating basic and diluted
earnings per share	$57,658	$49,764	$(21,536)

Denominator:
Weighted-average common shares for calculating basic
earnings per share	30,266	29,559	29,575
Effect of dilutive securities:
Stock options, warrants and restricted stock	792	632	641
Weighted-average common shares for calculating diluted
earnings per share	31,058	30,191	30,216

Basic earnings per share:
Income from continuing operations	$1.79	$1.39	$1.23
Income (loss) from discontinued operations	0.11	0.29	(1.96)
Net income (loss) per basic share	$1.90	$1.68	$(0.73)

Diluted earnings per share:
Income from continuing operations	$1.75	$1.36	$1.21
Income (loss) from discontinued operations	0.11	0.29	(1.92)
Net income (loss) per diluted share	$1.86	$1.65	$(0.71)

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

Reclassification - Certain amounts for the years ended December 31, 2008 and 2009 have been reclassified in order to conform to the 2010 presentation.

Recent accounting pronouncements - In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, “Amending FASB Interpretation No. 46(R),” was adopted into the Accounting Standards Codification in section ASC 810-10-65 in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-17. The revised guidance amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. ASC 810-10-65 was effective for fiscal years beginning after November 15, 2009. The adoption of ASC 810-10-65 did not have a material effect on the Company’s financial position or results of operations.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”).  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material effect on the Company’s financial statement disclosures.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This amendment affects any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect ASU 2010-29 to have a material effect on the Company’s financial position or results of operations, however, the Company may have additional disclosure requirements if the Company completes a material acquisition.

NOTE 3 - CAPITAL STOCK

In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized share repurchase program which allows the Company to repurchase up to 3,000,000 shares of its common stock. There are 1,360,000 total remaining shares available for repurchase under the currently authorized plan. Under this share repurchase program, the Company can purchase common stock on the open market or in privately negotiated transactions with independent third-parties. The number of shares to be purchased and the timing of the purchases are based on the level of cash balances, available credit facilities, general business conditions and other factors, including alternative investment opportunities. No time limit was set for completion of repurchases under the original or amended authorization. During fiscal 2010 and 2009, the Company did not repurchase any shares of common stock. During fiscal 2008, the Company repurchased 1,640,000 shares of common stock at a total price of $16,997,000.

NOTE 4 - ACQUISITIONS

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected U.S. markets, in July 2010, the Company acquired the pawn loans receivable, inventory and all other operating assets of six pawn stores located in Maryland and Texas. The combined purchase price for these stores was $7,663,000 and was comprised of $5,663,000 in cash and notes payable to the selling shareholders of $2,000,000. The acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisitions. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the amount of $5,382,000, which is expected to be deductible for tax purposes.  The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results beginning in the third quarter of 2010. Pro forma results of operations have not been presented because the acquisitions were not significant in relation to the Company’s consolidated financial position or results of operations.

In June 2009, the Company acquired the pawn loans receivable, inventory and all other operating assets of two pawn stores, located in Dallas, Texas, for a total purchase price of $1,307,000, which was paid in cash. The Company allocated $873,000 of the purchase price to the net assets of the stores, which were composed primarily of pawn receivables and inventory. The excess purchase price over the estimated fair market value of the assets acquired has been recorded as goodwill in the amount of $434,000, which is expected to be deductible for tax purposes. The results of operations for the acquired stores have been consolidated with the Company’s results of operations since the acquisition on June 17, 2009. Pro forma results of operations have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

NOTE 5 - DISCONTINUED OPERATIONS

Short-Term Loan Operations

The Company’s strategy is to focus on its pawn operations and further reduce regulatory exposure from payday lending-type products which include the short-term loan and credit services products offered in the United States. In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricted the offering of such products. The after-tax earnings from operations for the Maryland credit services operation during fiscal 2010 were $887,000, or $0.03 per share. Comparable after-tax earnings were $695,000, or $0.03 per share in 2009, and $388,000, or $0.01 per share in 2008.

In December 2009, the Company sold all 22 of its short-term loan stores located in California, Washington and Oregon (“West Coast stores”) to a privately-held operator. Under the terms of the agreement, the buyer purchased the outstanding customer receivables, customer account lists and fixed assets, assumed leases at all the store locations and hired a significant number of the employees. The after-tax loss from operations for the West Coast stores was $101,000 in fiscal 2010. The Company recorded a gain of $901,000, or $0.03 per share, net of tax, from the sale of these stores in 2009. The after-tax earnings from operations for the West Coast stores were $1,376,000, or $0.05 per share in 2009 and $1,716,000, or $0.06 per share in 2008.

The Company completed the sale of eight short-term/payday loan stores in Michigan to another operator in the third quarter of 2009 and closed the remaining four stores in Michigan. Under the terms of the asset purchase agreement, the buyer purchased the outstanding customer receivables, customer account lists and fixed assets, assumed leases at all the store locations and hired a significant number of the employees. In addition, five under-performing short-term loan/credit services stores in Texas were closed during the first quarter of 2009 and four such stores were closed during the second quarter of 2009. Associated with this sale and these store closings, the Company recorded after-tax charges of $1,111,000, or $0.04 per share in 2009 and $924,000, or $0.03 per share in 2008.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued short-term loan and credit services operations. There were no assets or liabilities for these discontinued operations at December 31, 2010. The carrying amounts of the assets and liabilities for these discontinued operations at December 31, 2009 included receivables of $78,000, which were classified as a component of current assets.

The following table summarizes the operating results, including gains or losses from disposition, of the Maryland, West Coast, Michigan and certain Texas short-term loan/credit services operations which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$2,459	$13,127	$14,676
Cost of revenue	(675)	(2,573)	(2,344)
Net revenue	1,784	10,554	12,332

Expenses and other (gain) loss:
Operating and administrative expenses	775	7,514	8,943
Depreciation and amortization	7	302	1,138
Net (gain) loss on sale/disposal of assets	-	(471)	-
	782	7,345	10,081

Gain before taxes	1,002	3,209	2,251

Tax expense	(216)	(1,348)	(828)

Net gain	$786	$1,861	$1,423

Net gain per basic share	$0.03	$0.07	$0.05

Net gain per diluted share	$0.03	$0.07	$0.05

Auto Master Buy-Here/Pay-Here Operation

In September 2008, the Company sold its buy-here/pay-here automotive business, Auto Master. The decision to discontinue Auto Master was primarily the result of the Company’s desire to focus on its core pawn operations in the U.S. and Mexico. On December 3, 2008, the Company completed the disposition of certain assets of Auto Master through an agreement (“Purchase Agreement”) with the buyer. The Purchase Agreement provided for the sale of certain assets of Auto Master, primarily consisting of inventory, fixed assets and other assets, for an aggregate purchase price of $4,721,000. In addition, under the terms of the Purchase Agreement, the Company had assigned the leases of the dealership lots to the buyer. The buyer also hired a significant number of the Company’s sales and collections employees. A separate collections agreement (“Collections Agreement”) provides that the buyer manages all collections and loan servicing activities of Auto Master’s outstanding customer receivable portfolio. All principal amounts, finance charges and related fees collected by the buyer, as well as any proceeds from sales of repossessed vehicles, are remitted to the Company as collected, net of a collection management fee, based on a calculation as described in the Collections Agreement. The Company expects to receive these cash flows over the term of the outstanding customer notes receivable, the majority of which matured in 2009 and 2010. These are considered to be indirect cash flows, as the Company has limited control over the collections operations of the buyer. As a result, the customer receivables balances are not considered as held for sale and are reported in discontinued operations for all periods presented.

All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued Auto Master operation. Discontinued operations include the revenue and expenses which can be specifically identified with Auto Master, and exclude any allocation of general administrative corporate costs, except interest expense. Interest expense in fiscal 2009 and 2008 of $773,000 and $2,445,000, respectively, was allocated to Auto Master based on the amount of net funds advanced to Auto Master at the Company’s corporate cost of funds.

After-tax net income from the discontinued Auto Master operation during fiscal 2010 was $2,617,000, or $0.08 per share. These earnings are primarily from collections of the remaining customer receivable portfolio in excess of estimated liquidation fair value. The Company realized net cash collections of $5,240,000 on these accounts during 2010 and recorded a pre-tax benefit of approximately $3,102,000 from these cash collections as compared to the estimated fair value of the receivables recorded on the Company’s balance sheet. The Company believes cash collections of these Auto Master receivables will be completed during 2011, as the outstanding receivable balances are fully collected and/or written-off.

After-tax net income from the discontinued Auto Master operation during fiscal 2009 was $6,747,000, or $0.22 per share. The Company realized net cash collections of $20,936,000 on these accounts during 2009 and recorded a pre-tax benefit of approximately $13,370,000. For 2008, Auto Master recorded a loss from discontinued operations of $59,419,000. This included a non-cash loss on the disposal of Auto Master of $1.70 per share, net of tax, or $51,302,000, which is included as a component of discontinued operations for the year ended December 31, 2008. Approximately $31,937,000, net of tax benefit, of this charge was a non-cash fair-value adjustment to customer notes receivable. A non-cash impairment charge related to a write-off of goodwill and intangible assets accounts for $12,302,000, net of tax benefit, of the total charge, while other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining estimated charge of $7,063,000, net of tax benefit.

At December 31, 2010, the remaining Auto Master gross receivables, net of estimated collection costs, totaled approximately $1,797,000, which the Company is carrying, as a component of current assets, at an estimated fair value of $500,000.

At December 31, 2009, the remaining Auto Master gross customer receivables, net of estimated collection costs, totaled approximately $12,319,000, which the Company recorded as a component of current assets, at an estimated fair value of $2,638,000. Real property held for sale was carried at a fair value of $583,000, which is classified as a component of current assets. Certain real property of Auto Master previously classified on the fiscal 2008 balance sheet as a discontinued asset held for sale in the amount of $4,492,000, was reclassified to continuing operations in fiscal 2009.

The following table summarizes the operating results of Auto Master, which has been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$-	$131	$85,751
Cost of revenue	-	(115)	(76,680)
Net revenue	-	16	9,071

Expenses and other (gain) loss:
Operating and administrative expenses	58	1,337	20,700
Depreciation and amortization	-	-	859
Gain on excess collections	(3,102)	(13,370)	-
Gain on sale of real estate	(293)	-	-
Loss on disposal	-	-	78,925
	(3,337)	(12,033)	100,484

Contribution (loss) before taxes	3,337	12,049	(91,413)

Tax benefit (expense)	(720)	(5,302)	31,994

Net income (loss)	$2,617	$6,747	$(59,419)

Net income (loss) per basic share	$0.08	$0.22	$(2.01)

Net income (loss) per diluted share	$0.08	$0.22	$(1.97)

NOTE 6 - FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC 820-10 on January 1, 2008 for financial assets and liabilities, and, January 1, 2009 for nonfinancial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. In accordance with the provisions of ASC 360-10-35-17, which establishes standards related to recognizing impairments of assets, Auto Master customer notes receivable were written down to their estimated fair value at December 31, 2008, resulting in an impairment charge of $49,134,000, before income tax benefit, which was included in loss from discontinued operations for fiscal 2008. The fair value of the customer receivables was estimated based upon anticipated rates of return required by prospective purchasers as derived from discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. This estimate included adjustments to reflect the timing and probability of the expected cash flow from the collections and/or sale of these receivables. As required by ASC 820-10-35-37, which establishes standards for determining fair value measurements, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by ASC 820-10-35-37 pricing levels as of December 31, 2010 and 2009 (in thousands):

Fair Value Measurements Using
Quoted
Prices In
		Active	Significant
		Markets For	Other	Significant
	Automotive	Identical	Observable	Unobservable	Total
	Finance	Assets	Inputs	Inputs	Gains
	Receivables	(Level 1)	(Level 2)	(Level 3)	(Losses)
Balance at:
December 31, 2010	$500	$-	$-	$500	$-

December 31, 2009	$2,638	$-	$-	$2,638	$-

The following table summarizes the changes in the fair value of the Company’s level 3 assets (in thousands):

	Year Ended December 31,
	2010	2009
Level 3 Assets - Automotive Finance Receivables:
Balance at beginning of year	$2,638	$10,204
Net cash collections of principal	(5,240)	(20,936)
Adjustments for realized gains from collections	3,102	13,370
Balance at end of year	$500	$2,638

NOTE 7 - CUSTOMER RECEIVABLES AND VALUATION ACCOUNTS

Customer receivables, net of unearned finance charges, consist of the following (in thousands):

		Short-Term
	Pawn	Loan	Total
December 31, 2010
Total customer receivables	$70,488	$3,218	$73,706
Less allowance for doubtful accounts	-	(183)	(183)
	$70,488	$3,035	$73,523

December 31, 2009
Total customer receivables	$53,719	$3,262	$56,981
Less allowance for doubtful accounts	-	(186)	(186)
	$53,719	$3,076	$56,795

Automotive finance receivables at December 31, 2010 and 2009 are recorded at fair value as described in Note 6. These balances are included with current assets of discontinued operations in the accompanying December 31, 2010 and 2009 balance sheets.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment used in continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2010	2009

Land	$7,687	$6,629
Buildings	5,508	2,629
Furniture, fixtures, equipment and leasehold improvements	110,976	93,981
	124,171	103,239
Less: accumulated depreciation	(65,746)	(55,259)
	$58,425	$47,980

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2010	2009

Accrued compensation	$6,683	$4,184
Deferred layaway sales revenue	6,093	4,861
Sales, property and payroll withholding taxes payable	4,369	3,973
Benefits liabilities and withholding payable	1,231	932
Reserves for expected losses on outstanding CSO letters of credit	1,026	890
Other	5,649	3,581
	$25,051	$18,421

NOTE 10 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE

The Company maintains a line of credit with two commercial lenders (“the Unsecured Credit Facility”) in the amount of $25,000,000 with a term that extends through April 2012. The total amount available can be increased up to $50,000,000, subject to lender approval. At December 31, 2010, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.26% at December 31, 2010) plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and is restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of December 31, 2010 and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

At December 31, 2010, the Company had notes payable to individuals arising from a multi-store pawn acquisition in July 2010 which totaled $1,851,000 in aggregate and bear interest at 6.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through August 2014. Of the $1,851,000 in notes payable, $465,000 is classified as a current liability and $1,386,000 is classified as long-term debt.

During the third quarter of 2010, the Company repaid the entire remaining balances on notes payable of $6,066,000 related to a 2008 multi-store pawn acquisition and notes payable of $563,000 related to the 2006 Auto Master acquisition.

As of December 31, 2010, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2010 are as follows (in thousands):

Fiscal
2011	$465
2012	494
2013	524
2014	368
2015	-
Thereafter	-
$1,851

NOTE 11 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2010, 2009 and 2008 consist of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Income from continuing operations before income taxes	$84,629	$65,744	$58,018

Current:
Federal	$15,114	$9,287	$14,624
Foreign	12,606	9,564	6,131
State and local	810	1,479	1,030
	28,530	20,330	21,785
Deferred	1,844	4,258	(227)
	$30,374	$24,588	$21,558

The provision for income taxes related to discontinued operations was a $936,000 expense, $6,650,000 expense and $31,166,000 benefit for the years ended December 31, 2010, 2009 and 2008, respectively.

The principal current and non-current deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Foreign tax credits	$3,506	$4,520
Cumulative foreign translation adjustment	1,708	3,812
Interest accrual on pawn forfeits	1,043	733
Other	800	1,898
Total deferred tax assets	7,057	10,963

Deferred tax liabilities:
Intangible asset amortization	14,023	13,143
Functional currency tax-basis adjustment	1,962	3,090
Other	497	206
Total deferred tax liabilities	16,482	16,439
Net deferred tax assets (liablities)	$(9,425)	$(5,476)

Reported as:
Current deferred tax liabilities	$(991)	$(2,186)
Non-current deferred tax liabilities	(8,434)	(3,290)
Net deferred tax assets (liabilities)	$(9,425)	$(5,476)

The effective rate on income from continuing operations differs from the federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,
	2010	2009	2008

Tax at the federal statutory rate	$29,620	$23,010	$20,306
State income taxes, net of federal tax benefit of $283,
$518 and $361, respectively	527	961	670
Other, net	227	617	582
	$30,374	$24,588	$21,558

The Company reports income taxes in accordance with ASC 740-10-05-01, which addresses financial accounting and reporting for the effects of tax positions taken on the Company’s income tax returns. ASC 740-10-25-06 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25-06, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-25-56 also provides guidance on penalties and interest related to income taxes and requires increased disclosures. Interest and penalties related to income tax liabilities that could arise subsequent to the adoption of ASC 740-10-25-56 would be classified as interest expense in the Consolidated Statements of Income.

As of January 1, 2010 and December 31, 2010, the Company had no unrecognized tax benefits and therefore, the Company did not have a liability for accrued interest and penalties. The Company does not believe that its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal income tax returns for the years ended December 31, 2006, 2007 and 2008 are currently being examined by the U.S. Internal Revenue Service. As of the close of the calendar year, no adjustments have been proposed. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2006. The Company’s state income tax returns are not subject to examination for the tax years prior to 2007 with the exception of three states. With respect to Mexico, the tax years prior to 2005 are closed to examination.

The Company has cumulative foreign tax credits of $3,506,000 as of the end of 2010, which will expire at the end of 2018. The Company expects that it will utilize the foreign tax credits prior to their expiration.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases, including Cash & Go, Ltd., are as follows (in thousands):

Fiscal
2011	$23,409
2012	19,405
2013	14,591
2014	9,371
2015	5,188
Thereafter	7,325
$79,289

Rent expense from continuing operations under such leases was $24,119,000, $20,198,000, and $17,534,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Litigation

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

Guarantees

The Company offers the CSO program to assist consumers in its Texas markets in obtaining credit. Under the CSO program, the Company assists customers in applying for a short-term loan from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the loan. The loans made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of less than 10% on an annualized basis. As defined by ASC 810-10-65 (formerly Financial Interpretation No. 46), the Independent Lender is considered a variable interest entity of the Company. The net loans outstanding represent less than 50% of the Independent Lender’s total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it, and, therefore, is not deemed to be the primary beneficiary and does not consolidate the Independent Lender’s results with its results.

These letters of credit under the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the loan. Each letter of credit expires approximately 30 days after the due date of the loan. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2010 was $16,989,000 compared to $14,198,000 at December 31, 2009. According to the letter of credit, if the borrower defaults on the loan, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit services loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The loss provision associated with the CSO program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future losses. See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations” of Item 7.

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of gold merchandise. As of December 31, 2010, the Company had forward sales commitments for 13,000 ounces of its expected scrap gold sales through April 2011. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

Contingent Assessment

The Company transfers scrap gold jewelry generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $597,000 including accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company is appealing the assessments issued to date by CBP, however, it cannot assess the likelihood that such appeals will be successful.

NOTE 13 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement (“ASC 350-20-35”), the Company tests goodwill for potential impairment annually as of December 31, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The impairment test is a two-step assessment. The first step of the test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, or the carrying amount is equal to or less than zero, the second step of the test is performed to measure the amount of impairment loss, if any. During the second step of the test, an impairment loss may also apply to other intangible assets having an indefinite useful life, if those intangible assets are determined to be impaired. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly. As defined in ASC 350-20-35, the Company has identified three reporting units, or components, for the purpose of measuring the recoverability of goodwill: U.S. Pawn Operations, U.S. Short-Term Loan Operations, and Mexico Operations. Management does not believe any of these assets have been impaired at December 31, 2010 or 2009.

The accumulated amortization for goodwill was $8,421,000 at December 31, 2010 and 2009. Changes in the carrying value of goodwill, by reporting unit, were as follows (in thousands):

			Mexico Pawn
		U.S. Short-	and Short-
	U.S. Pawn	Term Loan	Term Loan
December 31, 2010	Operations	Operations	Operations	Total
Balance, beginning of year	$30,826	$16,416	$22,489	$69,731
Acquisitions (Note 4)	5,382	-	-	5,382
Foreign currency adjustments	-	-	1,242	1,242
Balance, end of year	$36,208	$16,416	$23,731	$76,355

December 31, 2009
Balance, beginning of year	$30,392	$22,845	$21,954	$75,191
Purchase price adjustments	-	-	(644)	(644)
Acquisitions (Note 4)	434	-	-	434
Dispositions (Note 5)	-	(6,429)	-	(6,429)
Foreign currency adjustments	-	-	1,179	1,179
Balance, end of year	$30,826	$16,416	$22,489	$69,731

NOTE 14 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. Under these plans, including the board-approved 1990 Stock Option Plan, the shareholder-approved 1999 Stock Option Plan and the shareholder-approved 2004 Long-Term Incentive Plan (collectively described as the “Plans”), it has granted qualified and non-qualified stock options and restricted stock awards to officers, directors and other key employees. At December 31, 2010, 411,000 shares were reserved for future grants under the Plans. In addition, the Company has previously issued warrants to purchase shares of common stock to certain key members of management, directors and other third parties.

Stock Options and Warrants

Historically, stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option and warrant exercises.

Options and warrants outstanding as of December 31, 2010, are as follows (in thousands, except exercise price and life):

Ranges of			Total Warrants	Weighted-Average	Currently
Exercise Prices			and Options	Remaining Life	Exercisable
$0.67	-	$5.00	379	2.0	349
$5.01	-	$10.00	100	6.8	40
$10.01	-	$15.00	596	3.7	596
$15.01	-	$20.00	1,188	4.9	1,188
$20.01	-	$24.57	29	6.3	7
			2,292	4.2	2,180

A summary of stock option and warrant activity for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except exercise price):

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,567	$14.25	4,216	$12.80	4,345	$12.62
Granted	-	-	-	-	100	10.00
Exercised	(1,275)	13.57	(599)	3.54	(161)	5.58
Canceled or forfeited	-	-	(50)	20.00	(68)	14.79
Outstanding at end of year	2,292	14.63	3,567	14.25	4,216	12.80

Exercisable at end of year	2,180	15.27	3,413	14.83	3,972	13.51

At December 31, 2010, the aggregate intrinsic value for the options and warrants outstanding was $37,507,000, of which $34,266,000 was exercisable at the end of the year, with weighted-average remaining contractual terms of 4.2 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all option and warrant holders exercised their options and warrants on December 31, 2010.

The total intrinsic value of options and warrants exercised for fiscal 2010, 2009 and 2008 was $17,415,000, $7,698,000 and $943,000, respectively. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The Company typically issues shares of common stock to satisfy option and warrant exercises.

There were no option grants in 2010 and 2009. The options granted in 2008 have a ten year life and vest annually (20% per year) over a five-year period from the date of grant. The fair value of option grants in 2008 were estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility was 40.0%; risk-free interest rate was 1.5%; expected terms of options was 4.0 years and weighted-average fair value of options granted was $3.32.

Restricted Stock Awards

The Company has granted restricted stock awards to Company officers and to the non-management members of the Board of Directors under the 2004 Long-Term Incentive Plan. The restricted stock awards are issued as common shares upon vesting. The 2010 restricted stock awards included 50,000 shares with performance-based criteria with measurement periods beginning in 2010 through 2014. The vesting performance criteria for each year relate to the Company’s growth in net income from continuing operations compared to the 2009 base period. The other 2010 awards vest ratably over time through 2017. For purposes of ASC 718-10-30, the grant date fair value of the restricted awards is based on the Company’s closing stock price on the day of the grant date, and the grant date fair value of performance award units is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The following table summarizes the restricted stock award activity during 2010, 2009 and 2008 (in thousands, except fair value amounts):

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Fair		Fair		Fair
		Value		Value		Value
		at Date		at Date		at Date
	Shares	of Grant	Shares	of Grant	Shares	of Grant

Outstanding at beginning of year	-	$-	15	$15.32	-	$-
Granted	64	28.50	-	-	15	15.32
Vested	(30)	28.50	(15)	15.32	-	-
Canceled or forfeited	-	-	-	-	-	-
Outstanding at end of year	34	28.50	-	-	15	15.32

Restricted stock awards vesting in 2010, 2009 and 2008 had an aggregate intrinsic value of $930,000, $260,000 and $0, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $1,054,000 at December 31, 2010.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2010	2009	2008
Gross compensation costs:
Stock options	$91	$204	$239
Restricted stock	915	142	71
Total gross compensation costs	1,006	346	310

Income tax benefits:
Stock options	(33)	(76)	(89)
Restricted stock	(328)	(53)	(26)
Total income tax benefits	(361)	(129)	(115)

Net compensation expense	$645	$217	$195

Tax benefit realized from stock options and warrants
exercised during the year	$6,154	$2,759	$327

As of December 31, 2010, the total compensation cost related to nonvested stock options not yet recognized was $97,000 and is expected to be recognized over the weighted-average period of 1.7 years. As of December 31, 2010, the total compensation cost related to nonvested restricted stock awards not yet recognized was $908,000 and is expected to be recognized over the weighted-average period of 1.9 years. There was no excess tax benefit over exercise price recorded as increases to additional paid-in capital in fiscal 2010, 2009 and 2008.

NOTE 15 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the “Plan”) is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $494,000, $474,000 and $503,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 16 - GEOGRAPHIC AREAS

The Company manages its business on the basis of one reportable segment; see Note 1 for a brief description of the Company’s business. The following table shows revenue, selected current assets and long-lived assets (all non-current assets except goodwill, intangibles and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue:
United States	$208,923	$188,012	$178,351
Mexico	222,224	175,046	140,735
	$431,147	$363,058	$319,086

Pawn and short-term loan customer receivables:
United States	$37,398	$33,466	$28,050
Mexico	36,125	23,329	18,770
	$73,523	$56,795	$46,820

Inventories:
United States	$19,730	$17,285	$15,915
Mexico	27,676	17,152	12,823
	$47,406	$34,437	$28,738

Long-lived assets:
United States	$28,508	$24,040	$24,067
Mexico	31,745	25,407	18,322
	$60,253	$49,447	$42,389

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2010 and 2009, are set forth below. The Company’s operations are subject to seasonal fluctuations. The amounts reported below have been adjusted to reflect reclassification of the discontinued operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Total revenue	$96,435	$96,891	$108,182	$129,639
Cost of revenue	39,525	39,657	43,769	53,991
Net revenue	56,910	57,234	64,413	75,648
Total expenses and other income	39,801	40,099	42,818	46,858
Income from continuing operations, net of tax	10,778	10,946	13,956	18,575
Income from discontinued operations, net of tax	1,304	837	281	981
Net income	12,082	11,783	14,237	19,556
Diluted income per share:
Income from continuing operations, net of tax	0.35	0.35	0.45	0.59
Income from discontinued operations, net of tax	0.04	0.03	0.01	0.03
Net income	0.39	0.38	0.46	0.62
Diluted weighted average shares	30,734	30,791	31,041	31,666

2009
Total revenue	$79,761	$81,308	$91,643	$110,346
Cost of revenue	30,686	33,205	38,540	49,190
Net revenue	49,075	48,103	53,103	61,156
Total expenses and other income	34,859	33,818	37,070	39,946
Income from continuing operations, net of tax	8,985	9,020	10,076	13,075
Income from discontinued operations, net of tax	2,258	2,530	1,898	1,922
Net income	11,243	11,550	11,974	14,997
Diluted income per share:
Income from continuing operations, net of tax	0.30	0.30	0.33	0.43
Income from discontinued operations, net of tax	0.08	0.08	0.06	0.06
Net income	0.38	0.38	0.39	0.49
Diluted weighted average shares	29,905	30,117	30,322	30,421