Form 10-Q
period 2011-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2011-04-25
CIK 840489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

☐Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes   ☐ No

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

☐Yes   ☒ No

As of April 21, 2011, there were 31,350,966 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,		December 31,
	2011	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$98,169	$47,323	$67,240
Service fees receivable	10,631	8,308	10,446
Pawn receivables	71,580	55,900	70,488
Short-term loan receivables	1,071	946	995
Inventories	48,884	31,435	47,406
Prepaid expenses and other current assets	10,581	4,148	5,644
Current assets of discontinued operations	245	3,339	2,779
Total current assets	241,161	151,399	204,998

Property and equipment, net	62,969	51,091	58,425
Goodwill, net	72,214	63,312	68,595
Other non-current assets	2,945	2,116	2,668
Non-current assets of discontinued operations	-	7,760	7,760
Total assets	$379,289	$275,678	$342,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$472	$3,603	$465
Accounts payable	2,465	2,580	2,679
Accrued liabilities	25,334	18,630	25,051
Income taxes payable	11,784	7,814	5,436
Deferred taxes payable	991	2,186	991
Total current liabilities	41,046	34,813	34,622

Notes payable, net of current portion	1,265	4,678	1,386
Deferred income tax liabilities	10,580	5,225	8,434
Total liabilities	52,891	44,716	44,442

Stockholders' equity:
Preferred stock	-	-	-
Common stock	382	369	380
Additional paid-in capital	146,208	121,036	142,344
Retained earnings	278,297	210,165	255,741
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	184	(3,196)	(3,049)
Common stock held in treasury, at cost	(98,673)	(97,412)	(97,412)
Total stockholders' equity	326,398	230,962	298,004
Total liabilities and stockholders' equity	$379,289	$275,678	$342,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue:
Merchandise sales	$78,305	$60,774
Pawn service fees	28,972	22,822
Short-term loan and credit services fees	13,224	10,732
Other revenue	337	332
Total revenue	120,838	94,660

Cost of revenue:
Cost of goods sold	48,242	37,528
Short-term loan and credit services loss provision	2,257	1,811
Other cost of revenue	46	34
Total cost of revenue	50,545	39,373

Net revenue	70,293	55,287

Expenses and other income:
Store operating expenses	31,718	26,982
Administrative expenses	11,532	9,603
Depreciation and amortization	2,647	2,518
Interest expense	26	140
Interest income	(99)	(4)
Total expenses and other income	45,824	39,239

Income from continuing operations before income taxes	24,469	16,048

Provision for income taxes	8,564	5,936

Income from continuing operations	15,905	10,112

Income from discontinued operations, net of tax	6,651	1,970
Net income	$22,556	$12,082

Basic income per share:
Income from continuing operations (basic)	$0.51	$0.34
Income from discontinued operations (basic)	0.21	0.06
Net income per basic share	$0.72	$0.40

Diluted income per share:
Income from continuing operations (diluted)	$0.50	$0.33
Income from discontinued operations (diluted)	0.20	0.06
Net income per diluted share	$0.70	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Three Months Ended March 31,
	2011		2010
	Shares	Amount	Shares	Amount

Preferred stock	-	$-	-	$-

Common stock:
Balance, beginning of period	38,002	380	36,697	367
Shares issued under share-based compensation plans	232	2	245	2
Balance, end of period	38,234	382	36,942	369

Additional paid-in capital:
Balance, beginning of period		142,344		117,892
Exercise of stock options and warrants		1,943		1,918
Income tax benefit from exercise of stock options
and warrants		1,764		1,190
Share-based compensation expense		157		36
Balance, end of period		146,208		121,036

Retained earnings:
Balance, beginning of period		255,741		198,083
Net income		22,556		12,082
Balance, end of period		278,297		210,165

Accumulated other comprehensive income (loss):
Balance, beginning of period		(3,049)		(6,491)
Currency translation adjustment, net of tax		3,233		3,295
Balance, end of period		184		(3,196)

Treasury stock:
Balance, beginning of period	6,840	(97,412)	6,840	(97,412)
Repurchases of treasury stock	35	(1,261)	-	-
Balance, end of period	6,875	(98,673)	6,840	(97,412)

Total stockholders' equity		$326,398		$230,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010

Net income	$22,556	$12,082
Other comprehensive income (loss):
Currency translation adjustment, gross	4,974	5,230
Tax (expense) benefit	(1,741)	(1,935)
Comprehensive income	$25,789	$15,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net income	$22,556	$12,082
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization expense	2,659	2,534
Deferred income taxes	340	-
Share-based compensation	157	36
Non-cash portion of credit loss provision	187	367
Gain on sale of short-term loan stores	(9,832)	-
Changes in operating assets and liabilities:
Automotive finance receivables	255	1,057
Finance and service fees receivable	259	(71)
Merchandise inventories	(32)	1,561
Prepaid expenses and other assets	2,651	2,921
Income taxes payable, current and long-term	6,289	(1,033)
Accounts payable and accrued liabilities	(399)	546
Net cash flow provided by operating activities	25,090	20,000
Cash flow from investing activities:
Pawn customer receivables	769	1,803
Short-term loan customer receivables	(218)	308
Purchases of property and equipment	(5,703)	(3,548)
Proceeds from sale of short-term loan stores	12,029	-
Acquisitions of pawn stores	(3,950)	-
Net cash flow provided by (used in) investing activities	2,927	(1,437)
Cash flow from financing activities:
Payments of debt	(114)	(1,521)
Purchases of treasury stock	(1,261)	-
Proceeds from exercise of stock options and warrants	1,945	1,920
Income tax benefit from exercise of stock options and warrants	1,764	1,190
Net cash flow provided by financing activities	2,334	1,589
Effect of exchange rates on cash	578	394
Change in cash and cash equivalents	30,929	20,546
Cash and cash equivalents at beginning of the period	67,240	26,777
Cash and cash equivalents at end of the period	$98,169	$47,323

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

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2010 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2011 presentation.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This amendment affects any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material effect on the Company’s financial position or results of operations, however, the Company may have additional disclosure requirements if the Company completes a material acquisition.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$15,905	$10,112

Income from discontinued operations	6,651	1,970
Net income for calculating basic and diluted
earnings per share	$22,556	$12,082

Denominator:
Weighted-average common shares for calculating
basic earnings per share	31,311	29,981
Effect of dilutive securities:
Stock options, warrants and restricted stock	751	753
Weighted-average common shares for calculating
diluted earnings per share	32,062	30,734

Basic earnings per share:
Income from continuing operations (basic)	$0.51	$0.34
Income from discontinued operations (basic)	0.21	0.06
Net income per basic share	$0.72	$0.40

Diluted earnings per share:
Income from continuing operations (diluted)	$0.50	$0.33
Income from discontinued operations (diluted)	0.20	0.06
Net income per diluted share	$0.70	$0.39

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, the Company acquired, in February 2011, the pawn loans receivable, inventory and all other operating assets of six pawn stores located in Indiana and Missouri. The purchase price for the all-cash transaction was $3,950,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the amount of $2,704,000, which is expected to be deductible for tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results beginning in the first quarter of 2011.

In July 2010, the Company acquired six pawn stores located in Maryland and Texas, primarily through a stock purchase. The combined purchase price was $7,663,000 and was comprised of $5,663,000 in cash and notes payable to the selling shareholders of $2,000,000. The acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisitions. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the amount of $5,382,000, which is expected to be deductible for tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results beginning in the third quarter of 2010.

Note 4 - Guarantees

The Company offers a fee-based credit services organization program (“CSO program”) to assist consumers, in Texas markets, in obtaining extensions of credit. Under the CSO program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of not more than 10% on an annualized basis. As defined by ASC 810-10-65, the Independent Lender is considered a variable interest entity of the Company. The net extensions of credit outstanding with the Company’s credit services customers represent less than 50% of the Independent Lender’s total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it, and, therefore, is not deemed to be the primary beneficiary and does not consolidate the Independent Lender’s results with its results.

The letters of credit under the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of March 31, 2011, was $12,498,000 compared to $10,939,000 at March 31, 2010. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The loss provision associated with the CSO program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 5 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal income tax returns for the years ended December 31, 2006, 2007 and 2008 are currently being examined by the U.S. Internal Revenue Service. As of April 21, 2011, no adjustments have been proposed. The Company’s U.S. federal and state income tax returns are not subject to examination for the tax years prior to 2006. The Company’s state income tax returns are not subject to examination for the tax years prior to 2007, with the exception of three states. With respect to Mexico, the tax years prior to 2005 are closed to examination.

Note 6 - Discontinued Operations

The Company’s strategy is to increase focus on its pawn operations and further reduce regulatory exposure from other consumer lending products, which include certain short-term loan and credit services products offered in the United States. In March 2011, the Company sold all ten of its short-term loan stores located in Illinois to a privately-held operator of check cashing and short-term lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer receivables, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. The final purchase price is contingent on a formula tied to certain levels of customer activity through a measurement period ending on May 15, 2011. The Company currently estimates that the final purchase price will be in excess of $19,000,000, and recorded an estimated gain of approximately $5,900,000, net of tax, or $0.18 per share, from the sale of these stores in the first quarter of 2011. The estimated gain will be adjusted in the second quarter of 2011 when the final purchase price is determined. The minimum purchase price per the agreement is $12,029,000, which the Company received in March 2011. The balance due is recorded in other current assets as a receivable which will be received by May 31, 2011. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.01, per share in the first quarter of 2011. Comparable after-tax earnings during the first quarter of 2010 were $666,000, or $0.02 per share, and fiscal 2010 were $2,881,000, or $0.10 per share.

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricted the offering of such products. The after-tax earnings from operations for the Maryland credit services operation during the first quarter of 2010 were $265,000, or $0.01 per share.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at March 31, 2011, were immaterial. The carrying amounts of the assets for discontinued operations at March 31, 2010 included receivables of $3,339,000, which were classified as a component of current assets. In addition, goodwill of approximately $7,800,000 related to the Illinois stores was classified as a component of non-current assets. The carrying amounts of the liabilities for discontinued operations at March 31, 2010, were immaterial.

The following table summarizes the operating results, including gains from dispositions, of all the operations which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (unaudited, in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010

Short-term loan and credit services fees	$1,458	$2,592
Short-term loan and credit services loss provision	(12)	(357)
Net revenue	1,446	2,235

Expenses and other (gain) losses:
Operating and administrative expenses	577	889
Depreciation and amortization	12	17
Gain on sale of assets (Illinois)	(9,832)	-
Gain on excess collections of Auto Master notes receivable	(396)	(899)
Gain on sale of Auto Master real estate	-	(293)
	(9,639)	(286)

Gain before taxes	11,085	2,521

Tax expense	(4,434)	(551)

Net gain	$6,651	$1,970

Net gain per basic share	$0.21	$0.06

Net gain per diluted share	$0.20	$0.06

Note 7 - Commitments and Contingencies

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. As of March 31, 2011, the Company had forward sales commitments for approximately 11,000 gold ounces and 70,000 silver ounces of its expected scrap jewelry sales through June 2011. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

Contingent Assessment

The Company transfers scrap jewelry generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $603,000 including accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company is appealing the assessments issued to date by CBP, however, it cannot assess the likelihood that such appeals will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations accounted for 89% of the Company’s revenue from continuing operations during the first three months of 2011. The Company’s pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn service charge revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company’s short-term consumer loan revenue, which is approximately 11% of consolidated year-to-date revenue from continuing operations, is derived primarily from fees on short-term loans and credit services fees. The Company recognizes service fee income on short-term loans and credit services transactions on a constant-yield basis over the life of the loan, which is generally thirty-one days or less. The net defaults on short-term loans and credit services transactions and changes in the valuation reserve are charged to the short-term loan credit loss provision. The credit loss provision associated with the CSO program is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances/accruals in the section titled “Results of Continuing Operations.”

The business is subject to seasonal variations, and operating results for the current quarter are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in late December in Mexico, which is associated with statutory Christmas bonuses received by customers; and in the first quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended March 31, 2011, total revenue was generated equally from Mexico and the United States.

As of March 31, 2011, the Company had 627 locations in eight U.S. states and 22 states in Mexico, which represents a net store-count increase of 14% over the past twelve months. A total of 26 new store locations were added during the first quarter of 2011.

The following table details store openings and closings for the three months ended March 31, 2011:

	Pawn Locations		Short-Term
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations	Locations
United States:
Total locations, beginning of period	111	24	91	226
New locations opened or acquired	7	1	-	8
Locations closed or consolidated	-	-	(1)	(1)
Discontinued short-term loan operations	-	-	(10)	(10)
Total locations, end of period	118	25	80	223

Mexico:
Total locations, beginning of period	333	20	33	386
New locations opened or acquired	18	-	-	18
Total locations, end of period	351	20	33	404

Total:
Total locations, beginning of period	444	44	124	612
New locations opened or acquired	25	1	-	26
Locations closed or consolidated	-	-	(1)	(1)
Discontinued short-term loan operations	-	-	(10)	(10)
Total locations, end of period	469	45	113	627

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, tools and jewelry. At March 31, 2011, 73 of the U.S. large format pawn stores also offered short-term loans or credit services products.

(2)

The small format locations typically have limited retail operations and accept only jewelry and small electronics items as pawn collateral. At March 31, 2011, all of the Texas and Mexico small format pawn stores also offered short-term loans or credit services products.

For the three months ended March 31, 2011, the Company’s 50% owned joint venture, Cash & Go, Ltd., operated a total of 39 kiosks located inside convenience stores in the state of Texas, which are not included in the above table. At March 31, 2011, the Company’s credit services operations also include an internet distribution channel for customers in the state of Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company’s 2010 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2011 Compared To The Three Months Ended March 31, 2010

The following table details the components of revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Three Months Ended				Increase/(Decrease)
	March 31,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$20,928	$18,458	$2,470	13%	13%
Scrap jewelry sales	14,582	10,066	4,516	45%	45%
Pawn service fees	12,507	10,772	1,735	16%	16%
Credit services fees	11,923	9,561	2,362	25%	25%
Short-term loan fees	96	111	(15)	(14)%	(14)%
Other	337	325	12	4%	4%
	60,373	49,293	11,080	22%	22%

Foreign revenue:
Retail merchandise sales	33,427	22,310	11,117	50%	42%
Scrap jewelry sales	9,368	9,940	(572)	(6)%	(6)%
Pawn service fees	16,465	12,050	4,415	37%	29%
Short-term loan fees	1,205	1,060	145	14%	7%
Other	-	7	(7)	-	-
	60,465	45,367	15,098	33%	27%

Total revenue:
Retail merchandise sales	54,355	40,768	13,587	33%	29%
Scrap jewelry sales	23,950	20,006	3,944	20%	20%
Pawn service fees	28,972	22,822	6,150	27%	23%
Credit services fees	11,923	9,561	2,362	25%	25%
Short-term loan fees	1,301	1,171	130	11%	5%
Other	337	332	5	2%	2%
	$120,838	$94,660	$26,178	28%	25%

Domestic revenue accounts for 50% of the total revenue for the current quarter, while foreign revenue from Mexico accounts for the remaining 50% of the total.

The following table details customer receivables and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of March 31, 2011, as compared to March 31, 2010 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

					Increase
	Balance at March 31,				Constant Currency
	2011	2010	Increase		Basis
Domestic:
Pawn receivables	$30,744	$26,161	$4,583	18%	18%
CSO credit extensions held by an independent
third-party (1)	10,523	9,115	1,408	15%	15%
Other	36	22	14	64%	64%
	41,303	35,298	6,005	17%	17%

Foreign:
Pawn receivables	40,836	29,739	11,097	37%	33%
Other	1,035	924	111	12%	8%
	41,871	30,663	11,208	37%	32%

Total:
Pawn receivables	71,580	55,900	15,680	28%	26%
CSO credit extensions held by an independent
third-party (1)	10,523	9,115	1,408	15%	15%
Other	1,071	946	125	13%	10%
	$83,174	$65,961	$17,213	26%	24%

Pawn inventories:
Domestic pawn inventories	$16,985	$13,919	$3,066	22%	22%
Foreign pawn inventories	31,899	17,516	14,383	82%	76%
	$48,884	$31,435	$17,449	56%	52%

(1)   CSO amounts are comprised of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in year-over-year revenue of 28% was due to a combination of significant same-store revenue growth and revenue from new pawn stores. Same store revenue grew by 22% in Mexico, while same-store revenue grew by 15% in the United States. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Same-store revenue growth in the United States was primarily the result of increased demand for pawn and short-term loan products and increased revenue from scrap jewelry sales. First quarter revenue generated by the stores opened or acquired since January 1, 2010 increased by $4,941,000 in Mexico and $3,837,000 in the United States, compared to the same quarter last year.

Total merchandise sales increased by 29% for the quarter, with 33% growth in Mexico and 24% growth in the U.S. Store-based retail sales increased by 33%, primarily the result of a 50% increase in retail sales in Mexico, which reflected continued store maturation and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. The 20% increase in scrap jewelry sales reflected a 28% increase in the weighted-average selling price of scrap gold, offset by a 12% decline in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in the first quarter of 2011 was approximately 15,000 ounces at an average cost of $1,057 per ounce and an average selling price of $1,413 per ounce. The decline in scrap jewelry volume was related to pawn operations in Mexico, where the percentage of jewelry pawns and gold buying from customers has decreased as a percentage of the overall product mix compared to the prior year. As a result, scrap volume decreased 21% in Mexico. The shift in inventory mix is the result of the Company’s increased focus on hard good transactions (electronics and tools) where there is less competition in Mexico, as compared to jewelry lending and gold buying, where there is greater competition. In the U.S., scrap volume increased approximately 6%, and scrap sales grew by 45%, which was primarily due to the increased selling price of gold.

Revenue from pawn service fees was up 27%, which was composed of a 16% increase in the United States and a 37% increase in Mexico. The increase in revenue was reflective of growth in pawn receivables of 18% in the United States, which has a more mature store base, and 37% growth in Mexico, where over 40% of the stores are less than three years old. The increases in pawn service fees and receivables were positively impacted by continued consumer credit demand in most markets, new stores and store maturation. Service fees from short-term loans and credit services transactions increased 23% compared to the first quarter of 2010, which was consistent with the increase in outstanding short-term loans and CSO transaction volumes and reflected strong consumer credit demand.

The gross profit margin on total merchandise sales was 38% during the first quarter of 2011, which equaled the first quarter of 2010. The retail merchandise margin, which excludes scrap jewelry sales, was 41% during the first quarter of 2011, while the margin on wholesale scrap jewelry was 33%, both of which equaled the comparable prior-year margins. Pawn inventories increased over the prior year by 56%, which was reflective of growth in pawn receivable balances, store maturation and a decrease in the mix of faster-turning scrap inventories in Mexico. At March 31, 2011, the Company’s pawn inventories, at cost, were comprised as follows: 41% jewelry (primarily gold), 41% electronics and appliances, 7% tools and 11% other. On a cost basis, 98% of total inventories at March 31, 2011 had been held for one year or less, while 2% had been held for more than one year.

The Company’s short-term loan and credit services loss provision was 17% of short-term loan and credit services fee revenue during the first quarter of 2011, which equaled the first quarter of 2010. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $746,000, or 6.6% of the gross receivable balance at March 31, 2011, compared to $690,000, or 7.0% of the gross receivable balance at March 31, 2010, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on short-term loan receivables increased to $56,000, or 5.0% of the gross receivable balance at March 31, 2011, compared to $50,000, or 5.0% of the gross receivable balance at March 31, 2010.

Store operating expenses of $31,718,000 during the first quarter of 2011 increased by 18% compared to $26,982,000 during the first quarter of 2010, primarily as a result of new store openings and the appreciation of the Mexican peso since January 1, 2010. As a percent of revenue, store operating expenses declined from 29% in 2010 to 26% in 2011.

The net store profit contribution from continuing operations for the current-year quarter was $36,338,000, which equates to a store-level operating margin of 30%, compared to 28% in the prior-year quarter.

The average value of the Mexican peso to the U.S. dollar increased from 12.8 to 1 in the first quarter of 2010 to 12.1 to 1 in the first quarter of 2011. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, the offset cost of sales and operating expenses were inflated as well. As a result of these natural currency hedges, the impact of the currency rate fluctuation on first quarter net income and earnings per share was not significant.

Administrative Expenses, Taxes & Income

Administrative expenses increased 20% to $11,532,000 during the first quarter of 2011, compared to $9,603,000 during the first quarter of 2010, which reflected an 11% increase in the weighted-average store count and increased general management and supervisory compensation expense related to geographic expansion and increased store count, revenue and profitability. As a percentage of revenue, administrative expenses were 10% of revenue in the current and prior-year quarters.

For the first quarter of 2011 and 2010, the Company’s effective federal income tax rates were 35.0% and 37.0%, respectively. The federal income tax rate for the first quarter of 2010 differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes. The decrease in the overall rate for 2011 relates primarily to the increased percentage of income being generated in Mexico, on which the Company is not subject to state income taxes.

Income from continuing operations increased 57% to $15,905,000 during the first quarter of 2011, compared to $10,112,000 during the first quarter of 2010. Including the results from the discontinued operations and the gain from the sale of the Illinois stores, net income was $22,556,000 during the first quarter of 2011, compared to $12,082,000 during the first quarter of 2010.

Discontinued Operations

The Company sold all ten of its Illinois short-term loan stores in March 2011. The Company recorded an estimated gain on the sale of the Illinois stores of approximately $5,900,000, net of tax, in the first quarter of 2011. The after-tax earnings from operations for the Illinois stores were $514,000 and $666,000 in the first quarter of 2011 and 2010, respectively. In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricts the offering of such products. All revenue, expenses and income reported in the financial statements have been adjusted to reflect reclassification of these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company’s primary sources of liquidity were $98,169,000 in cash and cash equivalents, $83,282,000 in customer receivables, $48,884,000 in inventories and $25,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $200,115,000 as of March 31, 2011, and total equity exceeded liabilities by a ratio of 6.2 to 1.

The Company has $25,000,000 available under its Unsecured Credit Facility which expires in April 2012. The total amount available can be increased up to $50,000,000, subject to lender approval. At March 31, 2011, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.24% at March 31, 2011 and approximately 0.21% at April 21, 2011) plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and is restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of April 21, 2011 and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

At March 31, 2011, the Company had notes payable to individuals arising from a multi-store pawn acquisition in July 2010 which totaled $1,737,000 in aggregate and bear interest at 6.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through August 2014. Of the $1,737,000 in notes payable, $472,000 is classified as a current liability and $1,265,000 is classified as long-term debt.

Management believes cash flows from operations and available cash balances will be sufficient to fund the Company’s current operating liquidity needs. In general, revenue growth is dependent upon the Company’s ability to fund growth of customer receivable balances and inventories and the ability to absorb credit losses related primarily to short-term loan and credit services products. In addition to these factors, merchandise sales, inventory levels and the pace of store expansions affect the Company’s liquidity. Regulatory developments affecting the Company’s consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in the section entitled “Regulatory Developments.”  The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, in thousands):

	Three Months Ended March 31,
	2011	2010

Cash flow provided by operating activities	$25,090	$20,000
Cash flow provided by (used in) investing activities	$2,927	$(1,437)
Cash flow provided by financing activities	$2,334	$1,589

Working capital	$200,115	$116,586
Current ratio	5.88x	4.35x
Debt to equity ratio	16%	19%
Inventory turns (trailing twelve months ended March 31, 2011 and 2010, respectively)	3.9x	4.4x

Net cash provided by operating activities increased $5,090,000, or 25%, from $20,000,000 for the three months ended March 31, 2010, to $25,090,000 for the three months ended March 31, 2011. The primary source of operating cash flows in both years relates to net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn receivables and purchases of property and equipment. As a result, net cash provided by investing activities increased $4,364,000, or 304%, in the current period compared to the prior-year period. The Company received $12,029,000 in investing cash flows from the sale of the Illinois operation.

Net cash provided by financing activities increased $745,000, or 47%, primarily because the Company used cash to reduce debt by $1,521,000 during the first three months of 2010, while debt reduction payments of $114,000 were made during the first three months of 2011. In addition, $1,261,000 was used to repurchase the Company’s common stock during the first three months of 2011, while no share repurchases were made in 2010.

The Company intends to continue expansion primarily through new store openings. During the first quarter of 2011, the Company has opened 20 new pawn stores, primarily in Mexico, and acquired six pawn stores in the United States. Capital expenditures, working capital requirements and start-up losses related to this expansion have been and are expected to continue to be funded through operating cash flows. The Company funded $5,703,000 in capital expenditures during the first three months of 2011, related primarily to new store locations, and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2011. The Company’s cash flow and liquidity available to fund expansion in 2011 included net cash flow from operating activities of $25,090,000 for the three months ended March 31, 2011. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2011.

The Company continually looks for, and is presented with potential acquisition opportunities. The Company completed and funded the acquisition of six U.S. pawn stores in March 2011. The purchase price for this all-cash transaction was $3,950,000, net of cash acquired. The Company currently has no definitive commitments for materially significant acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of gold and silver merchandise. As of March 31, 2011, the Company had forward sales commitments for 11,000 gold ounces and 70,000 silver ounces of its expected scrap jewelry sales through June 2011. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

During the first quarter of 2011, the Company repurchased approximately 35,000 shares of common stock at an aggregate cost of $1,261,000 and an average cost per share of $35.73. The Company has 1,324,000 shares of common stock available for repurchase under a 2007-authorized share repurchase program. The number of shares to be purchased in the future and the timing of such purchases will be based on the level of cash balances, available credit facilities, general business conditions and other factors. No time limit is set for the completion of the repurchases under the current program.

During the period from January 1, 2011 through March 31, 2011, the Company issued 231,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $3,709,000 (including income tax benefit) and 1,400 shares of restricted stock were vested and issued. There can be no assurance or expectation of future cash flows from the exercise of stock options or warrants.

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

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended March 31,
	2011	2010

Income from continuing operations	$57,167	$40,089
Adjustments:
Income taxes	31,296	23,972
Depreciation and amortization	10,580	10,118
Interest expense	277	669
Interest income	(192)	(21)
Earnings before interest, taxes, depreciation and amortization	$99,128	$74,827

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

	Trailing Twelve Months Ended March 31,
	2011	2010

Cash flow from operating activites, including discontinued operations	$78,735	$86,465
Cash flow from investing activites:
Pawn customer receivables	(22,858)	(10,357)
Short-term loan receivables	(2,350)	(2,876)
Purchases of property and equipment	(20,540)	(15,723)
Free cash flow	$32,987	$57,509

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end of period exchange rate of 12.3 to 1 was used at March 31, 2010, compared to the exchange rate of 11.9 to 1 at March 31, 2011. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended March 31, 2010 was 12.8 to 1, compared to the current quarter rate of 12.1 to 1.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity, cash flow, consumer demand for the Company’s products and services, future share repurchases and the impact thereof, completion of disposition transactions and expected gains from the sale of such operations, earnings from acquisitions, and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting short-term/payday loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2010 Annual Report on Form 10-K.

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

In both the United States and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and short-term loans, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and short-term loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, short-term loans, credit services and the related service charges. There are several instances of this type of legislation currently proposed at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or short-term loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This information is supplemented with the discussion provided in the following paragraphs.

In July 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation establishes a Bureau of Consumer Financial Protection (the “Bureau”) which will have broad regulatory powers over providers of consumer credit products in the United States such as those offered by the Company. The provisions of this legislation are in the early stages of implementation, and until the Bureau has become operative and begins to propose rules and regulations that apply to consumer credit activities, it is not possible to accurately predict what effect the Bureau will have on the business. There can be no assurance that the Bureau will not propose and enact rules or regulations that would have a material adverse effect on the Company’s operations and financial performance. For the trailing twelve months ended March 31, 2011, approximately 21% of the Company’s total revenue was generated from U.S.-based pawn and consumer credit products.

Since the beginning of 2011, the legislature in the State of Texas has proposed several bills to eliminate and/or further regulate credit services organizations (“CSO’s”) in the state. The various bills introduced have provisions containing various combinations that (1) eliminate the CSO lending model altogether; (2) set certain rate, principal amount and customer access restrictions; and (3) provide increased regulatory oversight and reporting requirements for CSO’s. The Company currently operates as a CSO and offers credit services products in 80 short-term loan stores, 94 pawn stores and 39 Cash & Go, Ltd. kiosks in the state of Texas. For the trailing twelve months ended March 31, 2011, the Company generated approximately $47,746,000 of gross revenue and $34,433,000 of net revenue (gross revenue less the credit loss provision) from credit services products in the state of Texas, which represented 11% and 13% of consolidated gross and net revenue, respectively. The Company cannot currently assess the likelihood of such legislation as described above being enacted, however, if certain elements of the legislation described above were enacted, it could have a materially adverse impact on the revenue and profitability of the Company.

In addition, legislation became effective in Illinois in March 2011 which reduce the allowable maximum rate for certain installment loan products in the state. The Company sold all ten of its Illinois short-term loan stores in March 2011, which is described in more detail in Note 6 of Notes to Condensed Consolidated Financial Statements. In the District of Columbia, where the Company currently operates three pawn stores, certain ordinances were enacted in March 2011 which slightly modified the rate structure for pawn lending activities in the District. The Company does not expect that the new ordinances will have a material effect on the Company’s pawn operations in the District of Columbia. In Mexico, various legislation potentially affecting the pawn industry has been proposed at both a federal level and in certain states during the current year. Typically, the proposed legislation seeks to restrict interest rates charged on consumer/pawn loans and/or further regulate, restrict and/or eliminate pawnshop operations. At this point, the Company cannot assess the likelihood of legislation being further advanced or enacted or the potential effect on the Company’s operations and profitability in Mexico.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2010 Annual Report on Form 10-K, Item 7A. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company’s exposure to market risks since December 31, 2010.

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2010 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2010 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Regulatory Developments” in Part I, Item 2 of this report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2011 through March 31, 2011, the Company issued 231,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $3,709,000 (including income tax benefit) and 1,400 shares of restricted stock were vested and issued. There can be no assurance or expectation of future cash flows from the exercise of stock options or warrants.

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

In November 2007, the Company’s Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash’s outstanding common stock. In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the first quarter of 2011:

	Total	Average	Total Number Of	Maximum Number
	Number	Price	Shares Purchased	Of Shares That May
	Of Shares	Paid	As Part Of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plans	Under The Plans

January 1 through January 31, 2011	-	$ -	-	1,359,581
February 1 through February 28, 2011	-	-	-	1,359,581
March 1 through March 31, 2011	35,300	35.73	35,300	1,324,281
Total	35,300	$ 35.73	35,300

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

Dated: April 25, 2011	FIRST CASH FINANCIAL SERVICES, INC.
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