Form 10-Q
period 2011-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2011-07-25
CIK 840489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes   ☐ No

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

☐Yes   ☒ No

As of July 21, 2011, there were 30,841,773 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,		December 31,
	2011	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$68,259	$45,838	$67,240
Pawn loan fees and service charges receivable	11,862	9,069	10,446
Pawn loans	79,654	60,964	70,488
Consumer loans, net	1,072	926	995
Inventories	54,636	34,871	47,406
Prepaid expenses and other current assets	10,148	4,740	5,644
Current assets of discontinued operations	118	3,573	2,779
Total current assets	225,749	159,981	204,998

Property and equipment, net	69,909	51,433	58,425
Goodwill, net	72,523	62,359	68,595
Other non-current assets	3,036	2,060	2,668
Non-current assets of discontinued operations	-	7,760	7,760
Total assets	$371,217	$283,593	$342,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$479	$3,057	$465
Accounts payable and accrued liabilities	29,584	24,704	27,730
Income taxes payable	6,426	5,382	5,436
Deferred taxes payable	991	2,186	991
Total current liabilities	37,480	35,329	34,622

Notes payable, net of current portion	1,143	4,008	1,386
Deferred income tax liabilities	9,899	3,641	8,434
Total liabilities	48,522	42,978	44,442

Stockholders' equity:
Preferred stock	-	-	-
Common stock	383	370	380
Additional paid-in capital	147,204	121,602	142,344
Retained earnings	293,635	221,948	255,741
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	1,285	(5,893)	(3,049)
Common stock held in treasury, at cost	(119,812)	(97,412)	(97,412)
Total stockholders' equity	322,695	240,615	298,004
Total liabilities and stockholders' equity	$371,217	$283,593	$342,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Merchandise sales	$77,358	$59,598	$155,663	$120,372
Pawn loan fees	30,564	23,518	59,536	46,340
Consumer loan and credit services fees	12,410	11,694	25,634	22,426
Other revenue	249	203	586	535
Total revenue	120,581	95,013	241,419	189,673

Cost of revenue:
Cost of goods sold	48,879	36,022	97,121	73,550
Consumer loan and credit services loss provision	2,716	3,335	4,973	5,146
Other cost of revenue	52	48	98	82
Total cost of revenue	51,647	39,405	102,192	78,778

Net revenue	68,934	55,608	139,227	110,895

Expenses and other income:
Store operating expenses	31,778	27,530	63,496	54,512
Administrative expenses	10,971	9,325	22,503	18,928
Depreciation and amortization	2,821	2,564	5,468	5,082
Interest expense	40	133	66	273
Interest income	(66)	(19)	(165)	(23)
Total expenses and other income	45,544	39,533	91,368	78,772

Income from continuing operations before income taxes	23,390	16,075	47,859	32,123

Provision for income taxes	8,186	5,795	16,750	11,731

Income from continuing operations	15,204	10,280	31,109	20,392

Income from discontinued operations, net of tax	134	1,503	6,785	3,473
Net income	$15,338	$11,783	$37,894	$23,865

Basic income per share:
Income from continuing operations (basic)	$0.49	$0.34	$1.00	$0.68
Income from discontinued operations (basic)	-	0.05	0.21	0.11
Net income per basic share	$0.49	$0.39	$1.21	$0.79

Diluted income per share:
Income from continuing operations (diluted)	$0.48	$0.33	$0.97	$0.66
Income from discontinued operations (diluted)	-	0.05	0.21	0.12
Net income per diluted share	$0.48	$0.38	$1.18	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$15,338	$11,783	$37,894	$23,865
Other comprehensive income (loss):
Currency translation adjustment, gross	1,694	(4,281)	6,668	949
Tax (expense) benefit	(593)	1,584	(2,334)	(351)
Comprehensive income	$16,439	$9,086	$42,228	$24,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

							Accumulated
					Additional		Other			Total
	Preferred		Common		Paid-In	Retained	Comprehensive	Treasury		Stockholders'
	Stock		Stock		Capital	Earnings	Income (Loss)	Stock		Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at
12/31/2010	-	$-	38,002	$380	$142,344	$255,741	$(3,049)	6,840	$(97,412)	$298,004
Shares issued
under share-
based comp-
ensation
plan	-	-	268	3	-	-	-	-	-	3
Exercise of
stock
options and
warrants	-	-	-	-	2,458	-	-	-	-	2,458
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	2,088	-	-	-	-	2,088
Share-based
compensation
expense	-	-	-	-	314	-	-	-	-	314
Net income	-	-	-	-	-	37,894	-	-	-	37,894
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	4,334	-	-	4,334
Repurchases
of treasury
stock	-	-	-	-	-	-	-	588	(22,400)	(22,400)
Balance at
6/30/2011	-	$-	38,270	$383	$147,204	$293,635	$1,285	7,428	$(119,812)	$322,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

							Accumulated
					Additional		Other			Total
	Preferred		Common		Paid-In	Retained	Comprehensive	Treasury		Stockholders'
	Stock		Stock		Capital	Earnings	Income (Loss)	Stock		Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at
12/31/2009	-	$-	36,697	$367	$117,892	$198,083	$(6,491)	6,840	$(97,412)	$212,439
Shares issued
under share-
based comp-
ensation
plan	-	-	272	3	-	-	-	-	-	3
Exercise of
stock
options and
warrants	-	-	-	-	2,374	-	-	-	-	2,374
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	1,264	-	-	-	-	1,264
Share-based
compensation
expense	-	-	-	-	72	-	-	-	-	72
Net income	-	-	-	-	-	23,865	-	-	-	23,865
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	598	-	-	598
Repurchases
of treasury
stock	-	-	-	-	-	-	-	-	-	-
Balance at
6/30/2010	-	$-	36,969	$370	$121,602	$221,948	$(5,893)	6,840	$(97,412)	$240,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Net income	$37,894	$23,865
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization expense	5,480	5,114
Deferred income taxes	(935)	-
Share-based compensation	314	72
Non-cash portion of credit loss provision	(145)	870
Gain on sale of consumer loan stores	(9,832)	-
Changes in operating assets and liabilities:
Automotive finance receivables	382	1,248
Pawn fees and service charges receivable	(906)	(1,082)
Merchandise inventories	(1,971)	(63)
Prepaid expenses and other assets	2,976	2,262
Income taxes payable, current and long-term	910	(3,535)
Accounts payable and accrued expenses	1,252	4,375
Net cash flow provided by (used in) operating activities	35,419	33,126
Cash flow from investing activities:
Pawn loan receivables	(10,291)	(7,088)
Consumer loans	125	(570)
Purchases of property and equipment	(15,005)	(7,518)
Proceeds from sale of consumer loan stores	12,029	-
Acquisitions of pawn stores	(3,950)	-
Net cash flow provided by (used in) investing activities	(17,092)	(15,176)
Cash flow from financing activities:
Payments of debt	(229)	(2,463)
Purchases of treasury stock	(22,400)	-
Proceeds from exercise of stock options and warrants	2,461	2,377
Income tax benefit from exercise of stock options and warrants	2,088	1,264
Net cash flow provided by (used in) financing activities	(18,080)	1,178
Effect of exchange rates on cash	772	(67)
Change in cash and cash equivalents	1,019	19,061
Cash and cash equivalents at beginning of the period	67,240	26,777
Cash and cash equivalents at end of the period	$68,259	$45,838

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

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2010 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company does not expect ASU 2011-04 to have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted, and the Company adopted ASU 2011-05 beginning in the second quarter of 2011. The adoption of ASU 2011-05 did not impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$15,204	$10,280	$31,109	$20,392

Income from discontinued operations	134	1,503	6,785	3,473
Net income for calculating basic and diluted
earnings per share	$15,338	$11,783	$37,894	$23,865

Denominator:
Weighted-average common shares for calculating
basic earnings per share	31,087	30,121	31,199	30,051
Effect of dilutive securities:
Stock options, warrants and restricted stock	782	670	773	711
Weighted-average common shares for calculating
diluted earnings per share	31,869	30,791	31,972	30,762

Basic earnings per share:
Income from continuing operations (basic)	$0.49	$0.34	$1.00	$0.68
Income from discontinued operations (basic)	-	0.05	0.21	0.11
Net income per basic share	$0.49	$0.39	$1.21	$0.79

Diluted earnings per share:
Income from continuing operations (diluted)	$0.48	$0.33	$0.97	$0.66
Income from discontinued operations (diluted)	-	0.05	0.21	0.12
Net income per diluted share	$0.48	$0.38	$1.18	$0.78

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, the Company acquired, in February 2011, the pawn loans, inventory and all other operating assets of six pawn stores located in Indiana and Missouri. The purchase price for the all-cash transaction was $3,950,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill in the amount of $2,704,000, which is expected to be deductible for tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results beginning in the first quarter of 2011.

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

The letters of credit under the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of June 30, 2011, was $14,427,000 compared to $14,063,000 at June 30, 2010. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities, which was immaterial at June 30, 2011. The loss provision associated with the CSO program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 5 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal income tax returns for the years ended December 31, 2006, 2007 and 2008 are currently being examined by the U.S. Internal Revenue Service. As of July 21, 2011, no adjustments have been proposed. The Company’s U.S. federal income tax return is not subject to examination for the tax years prior to 2006. The Company’s state income tax returns are not subject to examination for the tax years prior to 2007, with the exception of three states. With respect to Mexico, the tax years prior to 2005 are closed to examination.

Note 6 - Discontinued Operations

The Company’s strategy is to increase focus on its pawn operations and further reduce regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. In March 2011, the Company sold all ten of its consumer loan stores located in Illinois to a privately-held operator of check cashing and consumer lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. The final purchase price is contingent on a formula tied to certain levels of customer activity through a post-closing measurement period. The Company recorded an estimated gain of approximately $5,900,000, net of tax, or $0.18 per share, from the sale of these stores in the first quarter of 2011. The estimated gain will be adjusted in the third quarter of 2011 when the final purchase price is determined. The minimum purchase price per the agreement is $12,029,000, which the Company received in March 2011. The balance due of $7,695,000, which is held in an escrow account, is recorded in other current assets as a receivable. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share for the year-to-date period. Comparable after-tax earnings during the first half of 2010 were $1,332,000 or $0.04 per share.

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricted the offering of such products. The after-tax earnings from operations for the Maryland credit services operation during the second quarter of 2010 were $252,000, or $0.01 per share, and year-to-date, earnings were $517,000, or $0.02 per share.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at June 30, 2011, were immaterial. The carrying amounts of the assets for discontinued operations at June 30, 2010, included loans of $3,573,000, which were classified as a component of current assets. In addition, goodwill of approximately $7,800,000 related to the Illinois stores was classified as a component of non-current assets. The carrying amounts of the liabilities for discontinued operations at June 30, 2010, were immaterial.

The following table summarizes the operating results, including gains from dispositions, of all the operations which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Consumer loan and credit services fees	$-	$2,663	$1,458	$5,255
Consumer loan and credit services loss provision	-	(426)	(12)	(783)
Net revenue	-	2,237	1,446	4,472

Expenses and other (gain) losses:
Operating and administrative expenses	-	781	577	1,670
Depreciation and amortization	-	15	12	32
Estimated gain on sale of assets (Illinois)	-	-	(9,832)	-
Gain on excess collections of notes receivable	(224)	(919)	(620)	(1,818)
Gain on sale of real estate	-	-	-	(293)
	(224)	(123)	(9,863)	(409)

Gain before taxes	224	2,360	11,309	4,881

Tax expense	(90)	(857)	(4,524)	(1,408)

Net gain	$134	$1,503	$6,785	$3,473

Net gain per basic share	$-	$0.05	$0.21	$0.11

Net gain per diluted share	$-	$0.05	$0.21	$0.12

Note 7 - Commitments and Contingencies

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. As of June 30, 2011, the Company had forward sales commitments for approximately 12,000 gold ounces and 60,000 silver ounces of its expected scrap jewelry sales through September 2011 and December 2011, respectively. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

Contingent Assessment

The Company transfers scrap jewelry generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $609,000 including accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company is appealing the assessments issued to date by CBP; however, it cannot assess the likelihood that such appeals will be successful.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations accounted for 89% of the Company’s revenue from continuing operations during the first six months of 2011. The Company’s pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company’s consumer loan and credit services revenue, which is approximately 11% of consolidated year-to-date revenue from continuing operations, is derived primarily from fees on consumer loans and credit services. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan, which is generally thirty-one days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the CSO program is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances/accruals in the section titled “Results of Continuing Operations.”

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

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended June 30, 2011, approximately 57% of total revenue was generated from Mexico and 43% of revenue was generated in the United States. Year-to-date, 54% of revenue was from Mexico and 46% from the United States.

As of June 30, 2011, the Company had 646 locations in eight U.S. states and 22 states in Mexico, which represents a net store-count increase of 15% over the past twelve months. A total of 22 new store locations were added during the second quarter of 2011 and 48 have been added year-to-date.

The following table details store openings and closings for the three months ended June 30, 2011:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
United States:
Total locations, beginning of period	118	25	80	223
New locations opened or acquired	3	-	-	3
Locations closed or consolidated	-	-	(3)	(3)
Total locations, end of period	121	25	77	223

Mexico:
Total locations, beginning of period	351	20	33	404
New locations opened or acquired	19	-	-	19
Total locations, end of period	370	20	33	423

Total:
Total locations, beginning of period	469	45	113	627
New locations opened or acquired	22	-	-	22
Locations closed or consolidated	-	-	(3)	(3)
Total locations, end of period	491	45	110	646

The following table details store openings and closings for the six months ended June 30, 2011:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
United States:
Total locations, beginning of period	111	24	91	226
New locations opened or acquired	10	1	-	11
Locations closed or consolidated	-	-	(4)	(4)
Discontinued consumer loan operations	-	-	(10)	(10)
Total locations, end of period	121	25	77	223

Mexico:
Total locations, beginning of period	333	20	33	386
New locations opened or acquired	37	-	-	37
Total locations, end of period	370	20	33	423

Total:
Total locations, beginning of period	444	44	124	612
New locations opened or acquired	47	1	-	48
Locations closed or consolidated	-	-	(4)	(4)
Discontinued consumer loan operations	-	-	(10)	(10)
Total locations, end of period	491	45	110	646

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including jewelry, electronics, appliances, tools and other consumer hard goods. At June 30, 2011, 76 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)

The small format locations typically have limited retail operations and accept primarily jewelry and small electronics items as pawn collateral. At June 30, 2011, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

(3)

The U.S. consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. In addition to stores shown on this chart, First Cash is also an equal partner in Cash & Go, Ltd., a joint venture, which owns and operates 39 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company’s credit services operations also include an internet distribution channel for customers in the state of Texas.

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

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior-year comparative period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Non-retail sales of scrap jewelry are included in same-store revenue calculations.

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

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2011 Compared To The Three Months Ended June 30, 2010

The following table details the components of revenue for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Three Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$18,254	$15,380	$2,874	19%	19%
Scrap jewelry sales	9,744	8,339	1,405	17%	17%
Pawn loan fees	11,894	9,802	2,092	21%	21%
Credit services fees	11,114	10,532	582	6%	6%
Consumer loan fees	31	27	4	15%	15%
Other	247	199	48	24%	24%
	51,284	44,279	7,005	16%	16%

Mexico revenue:
Retail merchandise sales	37,836	26,366	11,470	44%	34%
Scrap jewelry sales	11,524	9,513	2,011	21%	21%
Pawn loan fees	18,670	13,716	4,954	36%	27%
Consumer loan fees	1,265	1,135	130	11%	4%
Other	2	4	(2)	-	-
	69,297	50,734	18,563	37%	29%

Total revenue:
Retail merchandise sales	56,090	41,746	14,344	34%	28%
Scrap jewelry sales	21,268	17,852	3,416	19%	19%
Pawn loan fees	30,564	23,518	7,046	30%	25%
Credit services fees	11,114	10,532	582	6%	6%
Consumer loan fees	1,296	1,162	134	12%	4%
Other	249	203	46	23%	23%
	$120,581	$95,013	$25,568	27%	23%

Domestic revenue accounted for 43% of the total revenue for the current quarter, while foreign revenue from Mexico accounted for the remaining 57% of the total.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of June 30, 2011, as compared to June 30, 2010 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

					Increase
	Balance at June 30,				Constant Currency
	2011	2010	Increase		Basis
United States:
Pawn loans	$36,383	$29,939	$6,444	22%	22%
CSO credit extensions held by an independent
third-party (1)	12,167	11,775	392	3%	3%
Other	46	35	11	31%	31%
	48,596	41,749	6,847	16%	16%

Mexico:
Pawn loans	43,271	31,025	12,246	39%	28%
Other	1,026	891	135	15%	6%
	44,297	31,916	12,381	39%	27%

Total:
Pawn loans	79,654	60,964	18,690	31%	25%
CSO credit extensions held by an independent
third-party (1)	12,167	11,775	392	3%	3%
Other	1,072	926	146	16%	7%
	$92,893	$73,665	$19,228	26%	21%

Pawn inventories:
U.S. pawn inventories	$20,030	$14,735	$5,295	36%	36%
Mexico pawn inventories	34,606	20,136	14,470	72%	58%
	$54,636	$34,871	$19,765	57%	48%

(1)   CSO amounts outstanding are comprised of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in year-over-year revenue of 27% was due to a combination of significant same-store revenue growth and revenue from new pawn stores. Same-store revenue grew by 26% in Mexico, while same-store revenue grew by 7% in the United States. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Same-store revenue growth in the United States was primarily the result of increased demand for pawn and consumer loan products and increased revenue from scrap jewelry sales. Second quarter revenue generated by the stores opened or acquired since April 1, 2010, increased by $5,599,000 in Mexico and $4,090,000 in the United States, compared to the same quarter last year. All revenue results in Mexico, as discussed herein, benefited from the strengthening of the exchange rate of the Mexican peso as compared to the prior-year periods.

Total merchandise sales increased by 30% for the quarter, with 38% growth in Mexico and 18% growth in the U.S. Store-based retail sales increased by 34%, primarily the result of a 44% increase in retail sales in Mexico, which reflected continued store maturation and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. The 19% increase in scrap jewelry sales reflected a 23% increase in the weighted-average selling price of scrap gold, offset by a 9% decline in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in the second quarter of 2011 was approximately 13,000 ounces at an average cost of $1,136 per ounce and an average selling price of $1,430 per ounce.

Revenue from pawn loan fees increased 30%, which was comprised of a 21% increase in the United States and a 36% increase in Mexico. The increase in revenue was reflective of growth in pawn loans of 22% in the United States, which has a more mature store base, and 39% growth in Mexico, where over 40% of the stores are less than three years old. The increases in pawn loan fees and loans were positively impacted by continued consumer credit demand in most markets, new stores and store maturation. Service fees from consumer loans and credit services transactions increased 6% compared to the second quarter of 2010, which was consistent with the increase in outstanding consumer loans and CSO transaction volumes.

The gross profit margin on total merchandise sales was 37% during the second quarter of 2011, compared to 40% in the second quarter of 2010. The retail merchandise margin, which excludes scrap jewelry sales, was 40% during the second quarter of 2011, while the margin on wholesale scrap jewelry was 30%, compared to prior-year margins of 42% and 33%, respectively. The change in retail margins related primarily to the increased mix of hard good inventories, compared to jewelry, in Mexico, which typically carry lower margins than retail jewelry. The change in scrap margins was reflective of higher acquisition costs relative to the changes in selling prices. Pawn inventories increased over the prior year by 57%, which was reflective of growth in pawn loan balances, store maturation in Mexico and a decrease in the mix of faster-turning scrap inventories in Mexico. At June 30, 2011, the Company’s pawn inventories, at cost, were comprised as follows: 41% jewelry (primarily gold), 41% electronics and appliances, 6% tools and 12% other. On a cost basis, 98% of total inventories at June 30, 2011 had been held for one year or less, while 2% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 22% of consumer loan and credit services fee revenue during the second quarter of 2011, compared to 29% in the second quarter of 2010. During the second quarter of 2011, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $576,000. The portfolios, which were fully written-off, reduced the loss provision by this same amount. Excluding the benefit of all such sales, the current quarter loss provision would have been 27%. The Company did not sell bad debt portfolios in the comparable prior-year period. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $856,000, or 6.6% of the gross loan balance at June 30, 2011, compared to $884,000, or 7.0% of the gross loan balance at June 30, 2010, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans increased to $56,000, or 5.0% of the gross loan balance at June 30, 2011, compared to $49,000, or 5.1% of the gross loan balance at June 30, 2010.

Store operating expenses of $31,778,000 during the second quarter of 2011 increased by 15% compared to $27,530,000 during the second quarter of 2010, primarily as a result of new store openings and the appreciation of the Mexican peso since January 1, 2010. As a percentage of revenue, store operating expenses declined from 29% in 2010 to 26% in 2011, primarily the result of same-store revenue increases.

The net store profit contribution from continuing operations for the current-year quarter was $34,797,000, which equates to a store-level operating margin of 29%, compared to 27% in the prior-year quarter, which was reflective of the same-store sales revenue growth.

The average value of the Mexican peso to the U.S. dollar increased from 12.6 to 1 in the second quarter of 2010 to 11.7 to 1 in the second quarter of 2011. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, the offsetting cost of sales and operating expenses were inflated as well. As a result of these natural currency hedges, the impact of the currency rate fluctuation on second quarter net income and earnings per share was not significant.

Administrative Expenses, Taxes & Income

Administrative expenses increased 18% to $10,971,000 during the second quarter of 2011, compared to $9,325,000 during the second quarter of 2010, which reflected a 13% increase in the weighted-average store count and increased general management and supervisory compensation expense related to geographic expansion and increased store count, revenue and profitability. As a percentage of revenue, administrative expenses declined from 10% in 2010 to 9% in 2011.

For the second quarter of 2011 and 2010, the Company’s effective federal income tax rates were 35.0% and 36.0%, respectively. The decrease in the overall rate for 2011 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 48% to $15,204,000 during the second quarter of 2011, compared to $10,280,000 during the second quarter of 2010. Including the results from the discontinued operations, net income was $15,338,000 during the second quarter of 2011, compared to $11,783,000 during the second quarter of 2010.

Six Months Ended June 30, 2011 Compared To The Six Months Ended June 30, 2010

The following table details the components of revenue for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Six Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$39,182	$33,838	$5,344	16%	16%
Scrap jewelry sales	24,326	18,405	5,921	32%	32%
Pawn loan fees	24,401	20,574	3,827	19%	19%
Credit services fees	23,037	20,093	2,944	15%	15%
Consumer loan fees	127	138	(11)	(8)%	(8)%
Other	584	524	60	11%	11%
	111,657	93,572	18,085	19%	19%

Mexico revenue:
Retail merchandise sales	71,263	48,676	22,587	46%	38%
Scrap jewelry sales	20,892	19,453	1,439	7%	7%
Pawn loan fees	35,135	25,766	9,369	36%	28%
Consumer loan fees	2,470	2,195	275	13%	6%
Other	2	11	(9)	-	-
	129,762	96,101	33,661	35%	28%

Total revenue:
Retail merchandise sales	110,445	82,514	27,931	34%	29%
Scrap jewelry sales	45,218	37,858	7,360	19%	19%
Pawn loan fees	59,536	46,340	13,196	28%	24%
Credit services fees	23,037	20,093	2,944	15%	15%
Consumer loan fees	2,597	2,333	264	11%	5%
Other	586	535	51	10%	10%
	$241,419	$189,673	$51,746	27%	24%

Domestic revenue accounts for 46% of the total revenue for the six months ended June 30, 2011, while foreign revenue from Mexico accounts for the remaining 54% of the total.

Store Operations

The overall increase in year-over-year revenue of 27% was due to a combination of significant same-store revenue growth and revenue from new pawn stores. Same-store revenue grew by 23% in Mexico, while same-store revenue grew by 11% in the United States. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Same-store revenue growth in the United States was primarily the result of increased demand for pawn and consumer loan products and increased revenue from scrap jewelry sales. Revenue generated by the stores opened or acquired since January 1, 2010 increased by $11,637,000 in Mexico and $7,924,000 in the United States, compared to the same period last year. All revenue results in Mexico, as discussed herein, benefited from the strengthening of the exchange rate of the Mexican peso as compared to the prior-year periods.

Total merchandise sales increased by 29% for the first six months of 2011, with 35% growth in Mexico and 22% growth in the U.S. Store-based retail sales increased by 34%, primarily the result of a 46% increase in retail sales in Mexico, which reflected continued store maturation and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. The 19% increase in scrap jewelry sales reflected a 25% increase in the weighted-average selling price of scrap gold, offset by an 11% decline in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in the first six months of 2011 was approximately 28,000 ounces at an average cost of $1,094 per ounce and an average selling price of $1,421 per ounce. The decline in scrap jewelry volume was related primarily to pawn operations in Mexico, where the percentage of jewelry pawns and gold buying from customers has decreased as a percentage of the overall product mix compared to the prior year. As a result, scrap volume decreased 19% in Mexico. The shift in inventory mix is the result of the Company’s increased focus on hard good transactions (electronics and appliances) where there is less competition in Mexico, as compared to jewelry lending and gold buying, where there is greater competition. In the U.S., scrap volume decreased approximately 2%, and scrap sales grew by 32%, which was primarily due to the increased selling price of gold.

Revenue from pawn loan fees increased 28%, which was comprised of a 19% increase in the United States and a 36% increase in Mexico. The increase in revenue was reflective of growth in pawn loans of 22% in the United States, which has a more mature store base, and 39% growth in Mexico, where over 40% of the stores are less than three years old. The increases in pawn loan fees and loans were positively impacted by continued consumer credit demand in most markets, new stores and store maturation. Service fees from consumer loans and credit services transactions increased 14% compared to the first six months of 2010, which was consistent with the increase in outstanding consumer loans and CSO transaction volumes.

The gross profit margin on total merchandise sales was 38% during the first six months of 2011, compared to 39% during the first six months of 2010. The retail merchandise margin, which excludes scrap jewelry sales, was 40% during the first six months of 2011, while the margin on wholesale scrap jewelry was 32%, compared to prior-year margins of 42% and 33%, respectively. The change in retail margins related primarily to the increased mix of hard good inventories, compared to jewelry, in Mexico, which typically carry lower margins than retail jewelry. The change in scrap margins was reflective of higher acquisition costs relative to the changes in selling prices. Pawn inventories increased over the prior year by 57%, which was reflective of growth in pawn loan balances, store maturation in Mexico and a decrease in the mix of faster-turning scrap inventories in Mexico. At June 30, 2011, the Company’s pawn inventories, at cost, were comprised as follows: 41% jewelry (primarily gold), 41% electronics and appliances, 6% tools and 12% other. On a cost basis, 98% of total inventories at June 30, 2011, had been held for one year or less, while 2% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 19% of consumer loan and credit services fee revenue during the first six months of 2011, compared to 23% in the first six months of 2010. During the second quarter of 2011, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $576,000, The portfolios, which were fully written-off, reduced the loss provision by this same amount. Excluding the benefit of all such sales, the current year-to-date loss provision would have been 22%. The Company did not sell bad debt portfolios in the comparable prior-year period. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $856,000, or 6.6% of the gross loan balance at June 30, 2011, compared to $884,000, or 7.0% of the gross loan balance at June 30, 2010, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans increased to $56,000, or 5.0% of the gross loan balance at June 30, 2011, compared to $49,000, or 5.1% of the gross loan balance at June 30, 2010.

Store operating expenses of $63,496,000 during the first six months of 2011 increased by 16% compared to $54,512,000 during the first six months of 2010, primarily as a result of new store openings and the appreciation of the Mexican peso since January 1, 2010. As a percentage of revenue, store operating expenses declined from 29% in 2010 to 26% in 2011, primarily the result of same-store revenue increases.

The net store profit contribution from continuing operations for the first six months of 2011 was $71,135,000, which equates to a store-level operating margin of 29%, compared to 27% in 2010, which was reflective of the same-store sales revenue growth.

The average value of the Mexican peso to the U.S. dollar increased from 12.7 to 1 in the first six months of 2010 to 11.9 to 1 in the first six months of 2011. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, the offsetting cost of sales and operating expenses were inflated as well. As a result of these natural currency hedges, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was not significant.

Administrative Expenses, Taxes & Income

Administrative expenses increased 19% to $22,503,000 during the first six months of 2011, compared to $18,928,000 during the first six months of 2010, which reflected a 9% increase in the weighted-average store count and increased general management and supervisory compensation expense related to geographic expansion and increased store count, revenue and profitability. As a percentage of revenue, administrative expenses declined from 10% in 2010 to 9% in 2011.

For the first six months of 2011 and 2010, the Company’s effective federal income tax rates were 35.0% and 36.5%, respectively. The decrease in the overall rate for 2011 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 53% to $31,109,000 during the first six months of 2011, compared to $20,392,000 during the first six months of 2010. Including the results from the discontinued operations and the gain from the sale of the Illinois stores, net income was $37,894,000 during the first six months of 2011, compared to $23,865,000 during the first six months of 2010.

DISCONTINUED OPERATIONS

The Company sold all ten of its Illinois payday loan stores in March 2011. The Company recorded an estimated gain on the sale of the Illinois stores of approximately $5,900,000, net of tax, in the first quarter of 2011. The after-tax earnings from operations for the Illinois stores were $666,000 in the second quarter of 2010. The year-to-date after-tax earnings from operations for the Illinois stores were $514,000 and $1,332,000 in 2011 and 2010, respectively. In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricts the offering of such products. All revenue, expenses and income reported in the financial statements have been adjusted to reflect reclassification of these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, the Company’s primary sources of liquidity were $68,259,000 in cash and cash equivalents, $92,588,000 in customer loans, $54,636,000 in inventories and $25,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $188,269,000 as of June 30, 2011, and total equity exceeded liabilities by a ratio of 6.7 to 1.

The Company has $25,000,000 available under its Unsecured Credit Facility which expires in April 2012. The total amount available can be increased up to $50,000,000, subject to lender approval. At June 30, 2011, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.19% at both June 30, 2011 and July 21, 2011) plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and is restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of July 21, 2011 and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

At June 30, 2011, the Company had notes payable to individuals arising from a multi-store pawn acquisition in July 2010 which totaled $1,622,000 in aggregate and bear interest at 6.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through August 2014. Of the $1,622,000 in notes payable, $479,000 is classified as a current liability and $1,143,000 is classified as long-term debt.

Management believes cash flows from operations and available cash balances will be sufficient to fund the Company’s current operating liquidity needs. In general, revenue growth is dependent upon the Company’s ability to fund growth of customer loan balances and inventories and the ability to absorb credit losses related primarily to consumer loan and credit services products. In addition to these factors, merchandise sales, inventory levels and the pace of store expansions affect the Company’s liquidity. Regulatory developments affecting the Company’s consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in the section entitled “Regulatory Developments.”  The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, in thousands):

	Six Months Ended June 30,
	2011	2010

Cash flow provided by operating activities	$35,419	$33,126
Cash flow used in investing activities	$(17,092)	$(15,176)
Cash flow (used in) provided by financing activities	$(18,080)	$1,178

Working capital	$188,269	$124,652
Current ratio	6.02x	4.53x
Debt to equity ratio	15%	18%
Inventory turns (trailing twelve months ended June 30, 2011 and 2010, respectively)	3.8x	4.4x

Net cash provided by operating activities increased $2,293,000, or 7%, from $33,126,000 for the six months ended June 30, 2010, compared to $35,419,000 for the six months ended June 30, 2011. The primary source of operating cash flows in both years relates to net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. As a result, net cash used by investing activities increased $1,916,000, or 13%, in the current period compared to the prior-year period. The Company received $12,029,000 in investing cash flows from the sale of the Illinois operation.

Net cash used in financing activities increased $19,258,000 primarily because $22,400,000 was used to repurchase the Company’s common stock during the first six months of 2011, while no share repurchases were made in 2010.

The Company intends to continue expansion primarily through new store openings. Year-to-date, the Company has opened 42 new pawn stores, primarily in Mexico, and acquired six pawn stores in the United States. Capital expenditures, working capital requirements and start-up losses related to this expansion have been and are expected to continue to be funded through operating cash flows. The Company funded $9,267,000 in capital expenditures during the first six months of 2011 related to new store locations and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2011. The Company’s cash flow and liquidity available to fund expansion in 2011 included net cash flow from operating activities of $35,419,000 for the six months ended June 30, 2011. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2011.

The Company continually looks for, and is presented with potential acquisition opportunities. The Company completed and funded the acquisition of six U.S. pawn stores in February 2011. The purchase price for this all-cash transaction was $3,950,000, net of cash acquired. The Company currently has no definitive commitments for materially significant acquisitions. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis. The Company has no significant capital commitments as of June 30, 2011.

Cash used for purchasing property and equipment for existing stores and administrative locations totaled $5,738,000 for the first six months of 2011. This amount included approximately $2,763,000 for the purchase of the real estate of four existing U.S. pawn stores which were formerly leased properties.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of gold and silver merchandise. As of June 30, 2011, the Company had forward sales commitments through September 2011 for 12,000 gold ounces of its expected scrap jewelry sales at prices ranging from $1,485 to $1,561 per ounce, and commitments through December 2011 for 60,000 silver ounces at prices ranging from $33 to $48 per ounce. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

During the first six months of 2011, the Company repurchased approximately 588,000 shares of common stock at an aggregate cost of $22,400,000 and an average cost per share of $38.08. As of June 30, 2011, the Company has 771,000 shares of common stock available for repurchase under a 2007-authorized share repurchase program. The number of shares to be purchased in the future and the timing of such purchases will be based on the market price of the Company’s stock, level of cash balances, available credit facilities, general business conditions and other factors. No time limit is set for the completion of the repurchases under the current program.

During the period from January 1, 2011 through June 30, 2011, the Company issued 261,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,459,000 (including income tax benefit) and 1,400 shares of restricted stock were vested and issued.  During the period from January 1, 2011, through June 30, 2011, the Company issued 6,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $90,000 (including income tax benefit). There can be no assurance or expectation of future cash flows from the exercise of stock options or warrants.

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

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended June 30,
	2011	2010

Income from continuing operations	$62,091	$41,995
Adjustments:
Income taxes	33,687	24,878
Depreciation and amortization	10,837	10,262
Interest expense	184	610
Interest income	(239)	(33)
Earnings before interest, taxes, depreciation and amortization	$106,560	$77,712

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from the operating activities of continuing and discontinued operations reduced by purchases of property and equipment and net cash outflow from pawn and consumer loans. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. The following table reconciles “net cash flow from operating activities” to “free cash flow” (unaudited, in thousands):

	Trailing Twelve Months Ended June 30,
	2011	2010

Cash flow from operating activites, including discontinued operations	$75,938	$82,243
Cash flow from investing activites:
Pawn loans	(25,027)	(9,294)
Consumer loans	(1,129)	(2,130)
Purchases of property and equipment	(25,872)	(15,347)
Free cash flow	$23,910	$55,472

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end of period exchange rate of 12.8 to 1 was used at June 30, 2010, compared to the exchange rate of 11.8 to 1 at June 30, 2011. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended June 30, 2010, was 12.6 to 1, compared to the current quarter rate of 11.7 to 1. The average exchange rate for the prior-year six-month period ended June 30, 2010, was 12.7 to 1, compared to the current year-to-date rate of 11.9 to 1.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity, cash flow, consumer demand for the Company’s products and services, future share repurchases and the impact thereof, completion of disposition transactions and expected gains from the sale of such operations, earnings from acquisitions, and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting consumer loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2010 Annual Report on Form 10-K.

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, credit services, consumer loan and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico which have broad discretionary authority. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to United States and Mexico federal and state regulations relating to the reporting and recording of certain currency transactions.

In both the United States and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, or small consumer loans, such as payday advances, and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, payday loans, consumer loans, credit services and the related service charges. There are several instances of this type of legislation currently proposed at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or consumer loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This information is supplemented with the discussion provided in the following paragraphs.

In July 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation establishes a Bureau of Consumer Financial Protection (the “Bureau”) which will have broad regulatory powers over providers of consumer credit products in the United States such as those offered by the Company. The provisions of this legislation are still in the implementation phase, and until the Bureau has become fully operative and begins to propose rules and regulations that apply to consumer credit activities, it is not possible to accurately predict what effect the Bureau will have on the business. There can be no assurance that the Bureau will not propose and enact rules or regulations that would have a material adverse effect on the Company’s operations and financial performance. For the trailing twelve months ended June 30, 2011, approximately 20% of the Company’s total revenue was generated from U.S.-based pawn and consumer credit products.

In May of 2011, legislation in the State of Texas was passed and signed by the governor to further regulate credit services businesses in the state. The new law creates an expanded regulatory framework under which Credit Access Businesses (“CAB”) may provide credit services products. The regulations provided that CAB be licensed and audited by the State’s Office of Consumer Credit. The law also provides for enhanced disclosures to customers regarding credit services products. The Company does not currently believe that the legislation, which becomes effective on January 1, 2012, will have a significant impact on the revenue and profitability of the Company’s credit services operations in Texas.

State legislation became effective in Illinois in March 2011, which reduced the allowable maximum rate for certain installment loan products in the state. The Company sold all ten of its Illinois consumer loan stores in March 2011, which is described in more detail in Note 6 of Notes to Condensed Consolidated Financial Statements. In the District of Columbia, where the Company currently operates three pawn stores, certain ordinances were enacted in March 2011 which slightly modified the rate structure for pawn lending activities in the District. The Company does not expect that the new ordinances will have a material effect on the Company’s pawn operations in the District of Columbia. In the city of Dallas, Texas, an ordinance was passed in June 2011 which restricts credit services products; the ability of the city to regulate credit services has been challenged in a lawsuit filed by an industry trade association. The Company’s total revenue from credit services operations in the city is not considered material to the Company’s overall revenue and profitability. In Mexico, various legislation potentially affecting the pawn industry has been proposed at both a federal level and in certain states during the current year. Typically, the proposed legislation seeks to restrict interest rates charged on consumer/pawn loans and/or further regulate, restrict and/or eliminate pawnshop operations. At this point, the Company cannot assess the likelihood of legislation being further advanced or enacted or the potential effect on the Company’s operations and profitability in Mexico.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could outlaw or inhibit the ability of the Company to profitably offer pawn loans, consumer loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale or importation of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, consumer loan or credit services industries were taken at a federal, state or local jurisdiction level in the United States or Mexico, where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company’s lending, credit services and retail activities operations. There can be no assurance that additional federal, state or local legislation in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, which could have a materially adverse impact on the Company's operations and financial condition.

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

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2011, through June 30, 2011, the Company issued 261,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,459,000 (including income tax benefit) and 1,400 shares of restricted stock were vested and issued. During the period from January 1, 2011, through June 30, 2011, the Company issued 6,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $90,000 (including income tax benefit). There can be no assurance or expectation of future cash flows from the exercise of stock options or warrants.

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

In November 2007, the Company’s Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash’s outstanding common stock. In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the six months of 2011:

	Total	Average	Total Number Of	Maximum Number
	Number	Price	Shares Purchased	Of Shares That May
	Of Shares	Paid	As Part Of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plans	Under The Plans

January 1 through January 31, 2011	-	$ -	-	1,359,581
February 1 through February 28, 2011	-	-	-	1,359,581
March 1 through March 31, 2011	35,300	35.73	35,300	1,324,281
April 1 through April 30, 2011	64,715	37.92	64,715	1,259,566
May 1 through May 31, 2011	422,963	38.26	422,963	836,603
June 1 through June 30, 2011	65,263	38.32	65,263	771,340
Total	588,241	$ 38.08	588,241

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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on July 25, 2011, are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2011, June 30, 2010 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity at June 30, 2011 and June 30, 2010, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 25, 2011	FIRST CASH FINANCIAL SERVICES, INC.
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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on July 25, 2011, are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2011, June 30, 2010 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity at June 30, 2011 and June 30, 2010, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.