Form 10-Q
period 2011-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2011-10-24
CIK 840489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐Yes   ☒ No

As of October 20, 2011, there were 30,076,433 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,		December 31,
	2011	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$48,410	$32,694	$67,240
Pawn loan fees and service charges receivable	11,472	10,713	10,446
Pawn loans	77,973	72,012	70,488
Consumer loans, net	929	1,041	995
Inventories	54,916	44,018	47,406
Prepaid expenses and other current assets	6,700	5,169	5,644
Current assets of discontinued operations	45	3,070	2,779
Total current assets	200,445	168,717	204,998

Property and equipment, net	68,620	55,653	58,425
Goodwill, net	69,404	68,409	68,595
Other non-current assets	2,804	2,530	2,668
Non-current assets of discontinued operations	-	7,760	7,760
Total assets	$341,273	$303,069	$342,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$487	$458	$465
Accounts payable and accrued liabilities	31,140	27,327	27,730
Income taxes payable	6,289	4,431	5,436
Deferred taxes payable	991	2,186	991
Total current liabilities	38,907	34,402	34,622

Notes payable, net of current portion	1,018	1,505	1,386
Deferred income tax liabilities	5,461	6,822	8,434
Total liabilities	45,386	42,729	44,442

Stockholders' equity:
Preferred stock	-	-	-
Common stock	383	371	380
Additional paid-in capital	147,385	124,737	142,344
Retained earnings	312,068	236,185	255,741
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(11,229)	(3,541)	(3,049)
Common stock held in treasury, at cost	(152,720)	(97,412)	(97,412)
Total stockholders' equity	295,887	260,340	298,004
Total liabilities and stockholders' equity	$341,273	$303,069	$342,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Merchandise sales	$87,802	$65,937	$243,465	$186,309
Pawn loan fees	31,741	26,378	91,277	72,718
Consumer loan and credit services fees	13,559	13,535	39,193	35,961
Other revenue	247	233	833	768
Total revenue	133,349	106,083	374,768	295,756

Cost of revenue:
Cost of goods sold	53,169	38,993	150,290	112,543
Consumer loan and credit services loss provision	4,093	4,384	9,066	9,530
Other cost of revenue	57	39	155	121
Total cost of revenue	57,319	43,416	159,511	122,194

Net revenue	76,030	62,667	215,257	173,562

Expenses and other income:
Store operating expenses	33,538	29,375	97,034	83,887
Administrative expenses	11,550	10,296	34,053	29,224
Depreciation and amortization	2,825	2,505	8,293	7,587
Interest expense	39	74	105	347
Interest income	(56)	(22)	(221)	(45)
Total expenses and other income	47,896	42,228	139,264	121,000

Income from continuing operations before income taxes	28,134	20,439	75,993	52,562

Provision for income taxes	9,850	7,209	26,600	18,940

Income from continuing operations	18,284	13,230	49,393	33,622

Income from discontinued operations, net of tax	149	1,007	6,934	4,480
Net income	$18,433	$14,237	$56,327	$38,102

Basic income per share:
Income from continuing operations (basic)	$0.60	$0.44	$1.60	$1.12
Income from discontinued operations (basic)	-	0.03	0.22	0.15
Net income per basic share	$0.60	$0.47	$1.82	$1.27

Diluted income per share:
Income from continuing operations (diluted)	$0.59	$0.43	$1.56	$1.09
Income from discontinued operations (diluted)	-	0.03	0.22	0.14
Net income per diluted share	$0.59	$0.46	$1.78	$1.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$18,433	$14,237	$56,327	$38,102
Other comprehensive income (loss):
Currency translation adjustment, gross	(19,252)	3,733	(12,585)	4,683
Tax (expense) benefit	6,738	(1,381)	4,405	(1,733)
Comprehensive income	$5,919	$16,589	$48,147	$41,052

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
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	2,088	-	-	-	-	2,088
Share-based
compensation
expense	-	-	-	-	495	-	-	-	-	495
Net income	-	-	-	-	-	56,327	-	-	-	56,327
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	(8,180)	-	-	(8,180)
Repurchases
of treasury
stock	-	-	-	-	-	-	-	1,360	(55,308)	(55,308)
Balance at
9/30/2011	-	$-	38,270	$383	$147,385	$312,068	$(11,229)	8,200	$(152,720)	$295,887

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
Shares issued
under share-
based comp-
ensation
plan	-	-	448	4	-	-	-	-	-	4
Exercise of
stock
options and
warrants	-	-	-	-	4,872	-	-	-	-	4,872
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	1,866	-	-	-	-	1,866
Share-based
compensation
expense	-	-	-	-	107	-	-	-	-	107
Net income	-	-	-	-	-	38,102	-	-	-	38,102
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	2,950	-	-	2,950
Repurchases
of treasury
stock	-	-	-	-	-	-	-	-	-	-
Balance at
9/30/2010	-	$-	37,145	$371	$124,737	$236,185	$(3,541)	6,840	$(97,412)	$260,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$56,327	$38,102
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization expense	8,305	7,629
Deferred income taxes	1,365	1,800
Share-based compensation	495	107
Non-cash portion of credit loss provision	96	1,491
Gain on sale of consumer loan stores	(9,965)	-
Changes in operating assets and liabilities:
Automotive finance receivables	455	1,781
Pawn fees and service charges receivable	(1,314)	(2,440)
Merchandise inventories	(3,771)	(2,819)
Prepaid expenses and other assets	(1,553)	1,812
Income taxes payable, current and long-term	(272)	(4,327)
Accounts payable and accrued expenses	4,450	6,621
Net cash flow provided by (used in) operating activities	54,618	49,757
Cash flow from investing activities:
Pawn loan receivables	(17,018)	(21,252)
Consumer loans	(102)	(1,403)
Purchases of property and equipment	(21,135)	(12,980)
Proceeds from sale of consumer loan stores	19,857	-
Acquisitions of pawn stores	(3,950)	(5,663)
Net cash flow provided by (used in) investing activities	(22,348)	(41,298)
Cash flow from financing activities:
Payments of debt	(346)	(9,624)
Purchases of treasury stock	(55,308)	-
Proceeds from exercise of stock options and warrants	2,461	4,876
Income tax benefit from exercise of stock options and warrants	2,088	1,866
Net cash flow provided by (used in) financing activities	(51,105)	(2,882)
Effect of exchange rates on cash	5	340
Change in cash and cash equivalents	(18,830)	5,917
Cash and cash equivalents at beginning of the period	67,240	26,777
Cash and cash equivalents at end of the period	$48,410	$32,694

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

Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2010 Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and the Company plans to adopt ASU 2011-08 as of December 31, 2011. The Company does not expect ASU 2011-08 to have a material effect on the Company’s financial position, results of operations or financial statement disclosures as the value of goodwill will not be affected by the adoption of this standard.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$18,284	$13,230	$49,393	$33,622

Income from discontinued operations	149	1,007	6,934	4,480
Net income for calculating basic and diluted
earnings per share	$18,433	$14,237	$56,327	$38,102

Denominator:
Weighted-average common shares for calculating
basic earnings per share	30,348	30,253	30,915	30,118
Effect of dilutive securities:
Stock options, warrants and restricted stock	847	788	798	737
Weighted-average common shares for calculating
diluted earnings per share	31,195	31,041	31,713	30,855

Basic earnings per share:
Income from continuing operations (basic)	$0.60	$0.44	$1.60	$1.12
Income from discontinued operations (basic)	-	0.03	0.22	0.15
Net income per basic share	$0.60	$0.47	$1.82	$1.27

Diluted earnings per share:
Income from continuing operations (diluted)	$0.59	$0.43	$1.56	$1.09
Income from discontinued operations (diluted)	-	0.03	0.22	0.14
Net income per diluted share	$0.59	$0.46	$1.78	$1.23

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

Note 4 - Guarantees

The Company offers a fee-based credit services organization program (“CSO program”) to assist consumers, in Texas markets, in obtaining extensions of credit. Under the CSO program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $5,000, have terms of 7 to 180 days and bear interest at a rate of not more than 10% on an annualized basis. As defined by ASC 810-10-65, the Independent Lender is considered a variable interest entity of the Company. The Company does not have any ownership interest in the Independent Lender, does not exercise control over it, and, therefore, is not deemed to be the primary beneficiary and does not consolidate the Independent Lender’s results with its results.

The letters of credit under the CSO program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2011, was $15,101,000 compared to $14,840,000 at September 30, 2010. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities, which was immaterial at September 30, 2011. The loss provision associated with the CSO program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 5 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal income tax returns for the years ended December 31, 2006, 2007 and 2008 are currently being examined by the U.S. Internal Revenue Service. As of October 20, 2011, no adjustments have been proposed. The Company’s U.S. federal income tax return is not subject to examination for the tax years prior to 2006. The Company’s state income tax returns are not subject to examination for the tax years prior to 2007, with the exception of three states. With respect to Mexico, the tax years prior to 2005 are closed to examination.

Note 6 - Discontinued Operations

The Company’s strategy is to increase focus on its pawn operations and further reduce regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. In March 2011, the Company sold all ten of its consumer loan stores located in Illinois to a privately-held operator of check cashing and consumer lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. The Company recorded a gain of $5,979,000, net of tax, or $0.19 per share, from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share during the nine months ended September 30, 2011. Comparable after-tax earnings during the nine months ended September 30, 2010 were $2,058,000, or $0.07 per share.

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricted the offering of such products. The after-tax earnings from operations for the Maryland credit services operation during the third quarter of 2010 were $254,000, or $0.01 per share, and 2010 year-to-date earnings were $771,000, or $0.02 per share.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at September 30, 2011, were immaterial. The carrying amounts of the assets for discontinued operations at September 30, 2010, included loans of $3,070,000, which were classified as a component of current assets. In addition, goodwill of approximately $7,800,000 related to the Illinois stores was classified as a component of non-current assets. The carrying amounts of the liabilities for discontinued operations at September 30, 2010, were immaterial.

The following table summarizes the operating results, including gains from dispositions, of all the operations which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Consumer loan and credit services fees	$-	$2,956	$1,458	$8,211
Consumer loan and credit services loss provision	-	(538)	(12)	(1,321)
Net revenue	-	2,418	1,446	6,890

Expenses and other (gain) losses:
Operating and administrative expenses	-	825	577	2,495
Depreciation and amortization	-	17	12	49
Gain on sale of assets (Illinois)	(133)	-	(9,965)	-
Gain on excess collections of notes receivable	(115)	(758)	(735)	(2,576)
Gain on sale of real estate	-	-	-	(293)
	(248)	84	(10,111)	(325)

Gain before taxes	248	2,334	11,557	7,215

Tax expense	(99)	(1,327)	(4,623)	(2,735)

Net gain	$149	$1,007	$6,934	$4,480

Net gain per basic share	$-	$0.03	$0.22	$0.15

Net gain per diluted share	$-	$0.03	$0.22	$0.14

Note 7 - Commitments and Contingencies

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. As of September 30, 2011, the Company had forward sales commitments through January 2012 for 15,000 gold ounces of its expected scrap jewelry sales and commitments through December 2011 for 20,000 silver ounces. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

Contingent Assessment

The Company transfers scrap jewelry generated by its pawn operations in Mexico into the United States where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $613,000 including accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company is appealing the assessments issued to date by CBP; however, it cannot assess the likelihood that such appeals will be successful.

Note 8 - Subsequent Events

In October 2011, the Company signed an agreement to acquire a chain of five retail pawn stores located in Indianapolis, Indiana.   The cash purchase price for the five stores is approximately $4,000,000. This transaction is expected to close in late October or early November 2011, at which time the assets, liabilities and results of operations will be included in the Company’s consolidated results. Combined with a previous acquisition in this market earlier in 2011, the Company will have a total of nine stores in Indiana.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations accounted for 89% of the Company’s revenue from continuing operations during the first nine months of 2011. The Company’s pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company’s consumer loan and credit services revenue, which is approximately 11% of consolidated year-to-date revenue from continuing operations, is derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally thirty-one days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the CSO program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances/accruals in the section titled “Results of Continuing Operations.”

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

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three-month and nine-month periods ended September 30, 2011, approximately 54% of total revenue was generated from Mexico and 46% of revenue was generated in the United States.

As of September 30, 2011, the Company had 667 locations in eight U.S. states and 22 states in Mexico, which represents a net store-count increase of 14% over the past twelve months. A total of 21 new store locations were added during the third quarter of 2011 and 69 have been added year-to-date.

The following table details store openings and closings for the three months ended September 30, 2011:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
United States:
Total locations, beginning of period	121	25	77	223
New locations opened or acquired	2	-	-	2
Store format conversions	1	-	(1)	-
Total locations, end of period	124	25	76	225

Mexico:
Total locations, beginning of period	370	20	33	423
New locations opened or acquired	19	-	-	19
Store format conversions	-	(1)	1	-
Total locations, end of period	389	19	34	442

Total:
Total locations, beginning of period	491	45	110	646
New locations opened or acquired	21	-	-	21
Store format conversions	1	(1)	-	-
Total locations, end of period	513	44	110	667

The following table details store openings and closings for the nine months ended September 30, 2011:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
United States:
Total locations, beginning of period	111	24	91	226
New locations opened or acquired	12	1	-	13
Store format conversions	1	-	(1)	-
Locations closed or consolidated	-	-	(4)	(4)
Discontinued operations	-	-	(10)	(10)
Total locations, end of period	124	25	76	225

Mexico:
Total locations, beginning of period	333	20	33	386
New locations opened or acquired	56	-	-	56
Store format conversions	-	(1)	1	-
Total locations, end of period	389	19	34	442

Total:
Total locations, beginning of period	444	44	124	612
New locations opened or acquired	68	1	-	69
Store format conversions	1	(1)	-	-
Locations closed or consolidated	-	-	(4)	(4)
Discontinued operations	-	-	(10)	(10)
Total locations, end of period	513	44	110	667

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including jewelry, electronics, appliances, tools and other consumer hard goods. At September 30, 2011, 77 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)

The small format locations typically have limited retail operations and accept primarily jewelry and small electronics items as pawn collateral. At September 30, 2011, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

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

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2011 Compared To The Three Months Ended September 30, 2010

The following table details the components of revenue for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Three Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$20,000	$17,199	$2,801	16%	16%
Scrap jewelry sales	15,661	10,891	4,770	44%	44%
Pawn loan fees	13,452	11,022	2,430	22%	22%
Credit services fees	12,336	12,341	(5)	-	-
Consumer loan fees	32	24	8	33%	33%
Other	247	232	15	6%	6%
	61,728	51,709	10,019	19%	19%

Mexico revenue:
Retail merchandise sales	38,157	28,135	10,022	36%	30%
Scrap jewelry sales	13,984	9,712	4,272	44%	44%
Pawn loan fees	18,289	15,356	2,933	19%	14%
Consumer loan fees	1,191	1,170	21	2%	(2)%
Other	-	1	(1)	(100)%	(100)%
	71,621	54,374	17,247	32%	27%

Total revenue:
Retail merchandise sales	58,157	45,334	12,823	28%	25%
Scrap jewelry sales	29,645	20,603	9,042	44%	44%
Pawn loan fees	31,741	26,378	5,363	20%	18%
Credit services fees	12,336	12,341	(5)	-	-
Consumer loan fees	1,223	1,194	29	2%	(2)%
Other	247	233	14	6%	6%
	$133,349	$106,083	$27,266	26%	23%

Domestic revenue accounted for 46% of the total revenue for the current quarter, while foreign revenue from Mexico accounted for the remaining 54% of the total.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of September 30, 2011, as compared to September 30, 2010 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at September 30,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
United States:
Pawn loans	$38,791	$32,665	$6,126	19%	19%
CSO credit extensions held by an
independent third-party (1)	12,763	12,446	317	3%	3%
Other	41	36	5	14%	14%
	51,595	45,147	6,448	14%	14%

Mexico:
Pawn loans	39,182	39,347	(165)	-	7%
Other	888	1,005	(117)	(12)%	(5)%
	40,070	40,352	(282)	(1)%	7%

Total:
Pawn loans	77,973	72,012	5,961	8%	13%
CSO credit extensions held by an
independent third-party (1)	12,763	12,446	317	3%	3%
Other	929	1,041	(112)	(11)%	(4)%
	$91,665	$85,499	$6,166	7%	11%

Pawn inventories:
U.S. pawn inventories	$23,149	$17,527	$5,622	32%	32%
Mexico pawn inventories	31,767	26,491	5,276	20%	29%
	$54,916	$44,018	$10,898	25%	30%

(1)   CSO amounts outstanding are comprised of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in quarter-over-quarter revenue of 26% was due to a combination of significant same-store revenue growth and revenue from new pawn stores. Same-store revenue grew by 20% in Mexico, while same-store revenue grew by 13% in the United States. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years, and increased revenue from scrap jewelry sales. Same-store revenue growth in the United States was primarily the result of increased demand for pawn and consumer loan products. Third quarter revenue generated by the stores opened or acquired since July 1, 2010, increased by $6,315,000 in Mexico and $3,933,000 in the United States, compared to the same quarter last year. All peso-denominated revenue results in Mexico, as discussed herein, benefited from the strengthening of the average exchange rate of the Mexican peso over the current year period, as compared to the prior-year period.

Total merchandise sales increased by 33% for the quarter, with 38% growth in Mexico and 27% growth in the U.S. Store-based retail sales increased by 28%, primarily the result of a 36% increase in retail sales in Mexico, which reflected continued store maturation and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. The 44% increase in scrap jewelry sales reflected a 26% increase in the weighted-average selling price of scrap gold and an 8% increase in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in the third quarter of 2011 was approximately 17,000 ounces at an average cost of $1,117 per ounce and an average selling price of $1,540 per ounce.

Revenue from pawn loan fees increased 20%, which was comprised of a 22% increase in the United States and a 19% increase in Mexico. The overall demand for small consumer loans remained strong during the current period, although the growth in pawn receivables was negatively impacted during the third quarter by limiting increases of loan-to-value ratios on gold items and lowering loan-to-value ratios on certain electronic items, primarily in Mexico. The Company continually adjusts loan-to-value ratios based on inventory levels, projected retail demand and target margins. On a regional basis, the Company noted that cross-border traffic patterns along the Texas/Mexico border resulted in a net migration of customer demand from the Company’s large base of stores in Northern Mexico into its significant store base in South Texas. As a result, the Company saw loan balance decreases in Northern Mexico during the third quarter which were partially offset by stronger than expected loan growth in South Texas. Service fees from consumer loans and credit services transactions were flat compared to the third quarter of 2010, which was consistent with the limited growth in outstanding consumer loans and CSO transaction volumes.

The gross profit margin on total merchandise sales was 39% during the third quarter of 2011, compared to 41% in the third quarter of 2010. The retail merchandise margin, which excludes scrap jewelry sales, was 41% during the third quarter of 2011, while the margin on wholesale scrap jewelry was 37%, compared to prior-year margins of 44% and 35%, respectively. The change in retail margins related primarily to the increased mix of hard good inventories, compared to jewelry, in Mexico, which typically carry lower margins than retail jewelry. The increase in scrap margins was reflective of higher selling prices relative to the changes in acquisition costs. Pawn inventories increased over the prior year by 25%, which was reflective of the growth in pawn loan balances, store maturation in Mexico and a decrease in the mix of faster-turning scrap jewelry inventories in Mexico. At September 30, 2011, the Company’s pawn inventories, at cost, were comprised as follows: 40% jewelry (primarily gold), 41% electronics and appliances, 6% tools and 13% other. On a cost basis, 98% of total inventories at September 30, 2011 had been held for one year or less, while 2% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 30% of consumer loan and credit services fee revenue during the third quarter of 2011, compared to 32% in the third quarter of 2010, which reflected the continued maturation of the store base. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $877,000, or 6.4% of the gross loan balance at September 30, 2011, compared to $917,000, or 6.9% of the gross loan balance at September 30, 2010, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans decreased to $49,000, or 5.0% of the gross loan balance at September 30, 2011, compared to $56,000, or 5.0% of the gross loan balance at September 30, 2010.

Store operating expenses of $33,538,000 during the third quarter of 2011 increased by 14% compared to $29,375,000 during the third quarter of 2010, primarily as a result of new store openings. As a percentage of revenue, store operating expenses declined from 28% in 2010 to 25% in 2011, primarily the result of same-store revenue increases.

The net store profit contribution from continuing operations for the current-year quarter was $40,147,000, which equates to a store-level operating margin of 30%, compared to 29% in the prior-year quarter, which was reflective of the same-store sales revenue growth.

The average value of the Mexican peso to the U.S. dollar increased from 12.8 to 1 in the third quarter of 2010 to 12.3 to 1 in the third quarter of 2011. However, the end-of-period value of the Mexican peso to the U.S. dollar decreased from 12.5 to 1 at September 30, 2010 to 13.5 to 1 at September 30, 2011. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation while the translated value of peso-denominated assets at quarter end was decreased. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, the offsetting cost of sales and operating expenses were inflated as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which significantly reduces the Company’s net peso-denominated earnings stream. As a result of these natural currency hedges, the impact of the currency rate fluctuation on third quarter net income and earnings per share was not significant.

Administrative Expenses, Taxes & Income

Administrative expenses increased 12% to $11,550,000 during the third quarter of 2011, compared to $10,296,000 during the third quarter of 2010, which reflected a 12% increase in the weighted-average store count and increased general management and supervisory compensation expense related to geographic expansion and increased store count, revenue and profitability. As a percentage of revenue, administrative expenses declined from 10% in 2010 to 9% in 2011.

For the third quarter of 2011 and 2010, the Company’s effective federal income tax rates were 35.0% and 35.3%, respectively. The decrease in the overall rate for 2011 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 38% to $18,284,000 during the third quarter of 2011, compared to $13,230,000 during the third quarter of 2010. Including the results from the discontinued operations, net income was $18,433,000 during the third quarter of 2011, compared to $14,237,000 during the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared To The Nine Months Ended September 30, 2010

The following table details the components of revenue for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Nine Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$59,182	$51,037	$8,145	16%	16%
Scrap jewelry sales	39,987	29,296	10,691	36%	36%
Pawn loan fees	37,853	31,596	6,257	20%	20%
Credit services fees	35,373	32,434	2,939	9%	9%
Consumer loan fees	159	162	(3)	(2)%	(2)%
Other	831	756	75	10%	10%
	173,385	145,281	28,104	19%	19%

Mexico revenue:
Retail merchandise sales	109,420	76,811	32,609	42%	35%
Scrap jewelry sales	34,876	29,165	5,711	20%	20%
Pawn loan fees	53,424	41,122	12,302	30%	23%
Consumer loan fees	3,661	3,365	296	9%	3%
Other	2	12	(10)	(83)%	(84)%
	201,383	150,475	50,908	34%	28%

Total revenue:
Retail merchandise sales	168,602	127,848	40,754	32%	27%
Scrap jewelry sales	74,863	58,461	16,402	28%	28%
Pawn loan fees	91,277	72,718	18,559	26%	22%
Credit services fees	35,373	32,434	2,939	9%	9%
Consumer loan fees	3,820	3,527	293	8%	3%
Other	833	768	65	8%	8%
	$374,768	$295,756	$79,012	27%	24%

Domestic revenue accounts for 46% of the total revenue for the nine months ended September 30, 2011, while foreign revenue from Mexico accounts for the remaining 54% of the total.

Store Operations

The overall increase in year-over-year revenue of 27% was due to a combination of significant same-store revenue growth and revenue from new pawn stores. Same-store revenue grew by 21% in Mexico, while same-store revenue grew by 12% in the United States. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years, and increased revenue from scrap jewelry sales. Same-store revenue growth in the United States was primarily the result of increased demand for pawn and consumer loan products. Revenue generated by the stores opened or acquired since January 1, 2010, increased by $19,526,000 in Mexico and $11,967,000 in the United States, compared to the same period last year. All peso-denominated revenue results in Mexico, as discussed herein, benefited from the strengthening of the average exchange rate of the Mexican peso over the current year-to-date period, as compared to the prior-year period.

Total merchandise sales increased by 31% for the first nine months of 2011, with 36% growth in Mexico and 23% growth in the U.S. Store-based retail sales increased by 32%, primarily the result of a 42% increase in retail sales in Mexico, which reflected continued store maturation and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. The 28% increase in scrap jewelry sales reflected a 26% increase in the weighted-average selling price of scrap gold, offset by a 4% decline in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in the first nine months of 2011 was approximately 45,000 ounces at an average cost of $1,102 per ounce and an average selling price of $1,466 per ounce. The overall decline in scrap jewelry volume was related primarily to pawn operations in Mexico, where the percentage of jewelry pawns and gold buying from customers has decreased as a percentage of the overall product mix compared to the prior year. As a result, scrap volume decreased 10% in Mexico. The shift in inventory mix is the result of the Company’s increased focus on hard good transactions (electronics and appliances) where there is less competition in Mexico, as compared to jewelry lending and gold buying, where there is greater competition. In the U.S., scrap volume increased approximately 1%, and scrap sales grew by 36%, which was primarily due to the increased selling price of gold.

Revenue from pawn loan fees increased 26%, which was comprised of a 20% increase in the United States and a 30% increase in Mexico. The overall demand for small consumer loans remained strong during the current period, although the growth in pawn receivables was negatively impacted during the third quarter by limiting increases of loan-to-value ratios on gold items and lowering loan-to-value ratios on certain electronic items, primarily in Mexico. The Company continually adjusts loan-to-value ratios based on inventory levels, projected retail demand and target margins. On a regional basis, the Company noted that cross-border traffic patterns along the Texas/Mexico border resulted in a net migration of customer demand from the Company’s large base of stores in Northern Mexico into its significant store base in South Texas. As a result, the Company saw loan balance decreases in Northern Mexico during the third quarter which were partially offset by stronger than expected loan growth in South Texas. Service fees from consumer loans and credit services transactions increased 9% compared to the first nine months of 2010, which was consistent with the limited growth in outstanding consumer loans and CSO transaction volumes.

The gross profit margin on total merchandise sales was 38% during the first nine months of 2011, compared to 40% during the first nine months of 2010. The retail merchandise margin, which excludes scrap jewelry sales, was 40% during the first nine months of 2011, while the margin on wholesale scrap jewelry was 34%, compared to prior-year margins of 42% and 34%, respectively. The change in retail margins related primarily to the increased mix of hard good inventories, compared to jewelry, in Mexico, which typically carry lower margins than retail jewelry. Pawn inventories increased over the prior year by 25%, which was reflective of the growth in pawn loan balances, store maturation in Mexico and a decrease in the mix of faster-turning scrap inventories in Mexico. At September 30, 2011, the Company’s pawn inventories, at cost, were comprised as follows: 40% jewelry (primarily gold), 41% electronics and appliances, 6% tools and 13% other. On a cost basis, 98% of total inventories at September 30, 2011, had been held for one year or less, while 2% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 23% of consumer loan and credit services fee revenue during the first nine months of 2011, compared to 27% in the first nine months of 2010 which reflected the continued maturation of the consumer loan store base and sales. During the second quarter of 2011, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $576,000. The portfolios, which were fully written-off, reduced the loss provision by this same amount. Excluding the benefit of all such sales, the year-to-date loss provision would have been 25%. The Company did not sell bad debt portfolios in the comparable prior-year period. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $877,000, or 6.4% of the gross loan balance at September 30, 2011, compared to $917,000, or 6.9% of the gross loan balance at September 30, 2010, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans decreased to $49,000, or 5.0% of the gross loan balance at September 30, 2011, compared to $56,000, or 5.0% of the gross loan balance at September 30, 2010.

Store operating expenses of $97,034,000 during the first nine months of 2011 increased by 16% compared to $83,887,000 during the first nine months of 2010, primarily as a result of new store openings. As a percentage of revenue, store operating expenses declined from 28% in 2010 to 26% in 2011, primarily the result of same-store revenue increases.

The net store profit contribution from continuing operations for the first nine months of 2011 was $111,282,000, which equates to a store-level operating margin of 30%, compared to 28% in 2010, which was reflective of the same-store sales revenue growth.

The average value of the Mexican peso to the U.S. dollar increased from 12.7 to 1 in the first nine months of 2010 to 12.0 to 1 in the first nine months of 2011. However, the end-of-period value of the Mexican peso to the U.S. dollar decreased from 12.5 to 1 at September 30, 2010 to 13.5 to 1 at September 30, 2011. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation while the translated value of peso-denominated assets at September 30, 2011 was decreased. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, the offsetting cost of sales and operating expenses were inflated as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which significantly reduces the Company’s net peso-denominated earnings stream. As a result of these natural currency hedges, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was not significant.

Administrative Expenses, Taxes & Income

Administrative expenses increased 17% to $34,053,000 during the first nine months of 2011, compared to $29,224,000 during the first nine months of 2010, which reflected a 9% increase in the weighted-average store count and increased general management and supervisory compensation expense related to geographic expansion and increased store count, revenue and profitability. As a percentage of revenue, administrative expenses declined from 10% in 2010 to 9% in 2011.

For the first nine months of 2011 and 2010, the Company’s effective federal income tax rates were 35.0% and 36.0%, respectively. The decrease in the overall rate for 2011 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 47% to $49,393,000 during the first nine months of 2011, compared to $33,622,000 during the first nine months of 2010. Including the results from the discontinued operations and the gain from the sale of the Illinois stores, net income was $56,327,000 during the first nine months of 2011, compared to $38,102,000 during the first nine months of 2010.

DISCONTINUED OPERATIONS

The Company sold all ten of its Illinois payday loan stores in March 2011. The Company recorded a gain of $5,979,000, net of tax, or $0.19 per share, during fiscal 2011 from the sale of these stores. The year-to-date after-tax earnings from operations for the Illinois stores were $514,000 and $2,058,000 in 2011 and 2010, respectively. In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricts the offering of such products. All revenue, expenses and income reported in the financial statements have been adjusted to reflect reclassification of these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company’s primary sources of liquidity were $48,410,000 in cash and cash equivalents, $90,374,000 in customer loans, $54,916,000 in inventories and $25,000,000 of available and unused funds under the Company's long-term line of credit with two commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $161,538,000 as of September 30, 2011, and total equity exceeded liabilities by a ratio of 6.5 to 1.

The Company has $25,000,000 available under its Unsecured Credit Facility, which expires in April 2012. The total amount available can be increased up to $50,000,000, subject to lender approval. At September 30, 2011, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate (which was approximately 0.24% at both September 30, 2011 and October 20, 2011) plus a fixed interest rate margin of 2.0%. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and is restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of October 20, 2011 and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenants. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

At September 30, 2011, the Company had notes payable to individuals arising from a multi-store pawn acquisition in July 2010, which had an aggregate remaining balance of $1,505,000 and bear interest at 6.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through August 2014. Of the $1,505,000 in notes payable, $487,000 is classified as a current liability and $1,018,000 is classified as long-term debt.

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

	Nine Months Ended September 30,
	2011	2010

Cash flow provided by operating activities	$54,618	$49,757
Cash flow used in investing activities	$(22,348)	$(41,298)
Cash flow used in financing activities	$(51,105)	$(2,882)

Working capital	$161,538	$134,315
Current ratio	5.15x	4.90x
Liabilities to equity ratio	15%	16%
Inventory turns (trailing twelve months ended September 30, 2011 and 2010, respectively)	3.9x	4.4x

Net cash provided by operating activities increased $4,861,000, or 10%, from $49,757,000 for the nine months ended September 30, 2010, compared to $54,618,000 for the nine months ended September 30, 2011. The primary source of operating cash flows in both years relates to net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. In addition, the Company received $19,857,000 in investing cash flows from the sale of the Illinois operations. As a result, net cash used in investing activities decreased $18,950,000, or 46%, in the current period compared to the prior-year period.

Net cash used in financing activities increased $48,223,000 primarily because $55,308,000 was used to repurchase the Company’s common stock during the first nine months of 2011, while no share repurchases were made in 2010.

The Company intends to continue expansion primarily through new store openings. During the nine months ended September 30, 2011, the Company opened 63 new pawn stores, primarily in Mexico, and acquired six pawn stores in the United States. Capital expenditures, working capital requirements and start-up losses related to this expansion have been and are expected to continue to be funded through operating cash flows. The Company funded $12,650,000 in capital expenditures during the first nine months of 2011 related to new store locations and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2011. The Company’s cash flow and liquidity available to fund expansion in 2011 included net cash flow from operating activities of $54,618,000 for the nine months ended September 30, 2011. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2011.

The Company continually looks for, and is presented with potential acquisition opportunities. The Company completed and funded the acquisition of six U.S. pawn stores in February 2011. The purchase price for this all-cash transaction was $3,950,000, net of cash acquired. The Company signed an agreement to acquire a chain of five retail pawn locations in Indianapolis, Indiana in October 2011. The cash purchase price for the five stores is approximately $4,000,000.  The transaction is expected to close in late October or early November 2011.  Other than this transaction, the Company currently has no definitive commitments for materially significant acquisitions or other capital commitments.  The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

Cash used for purchasing property and equipment for existing stores and administrative locations totaled $8,485,000 for the first nine months of 2011. This amount included approximately $3,961,000 for the purchase of the real estate of four existing U.S. pawn stores which were formerly leased properties and the purchase of real estate for four new locations.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of gold and silver merchandise. As of September 30, 2011, the Company had forward sales commitments through January 2012 for 15,000 gold ounces of its expected scrap jewelry sales at prices ranging from $1,586 to $1,671 per ounce, and commitments through December 2011 for 20,000 silver ounces at an approximate price of $48 per ounce. Per ASC 815-10-15, which establishes standards for derivatives and hedging, this commitment qualifies for an exemption as normal sales, based on historical terms, conditions and quantities, and is therefore not recorded on the Company’s balance sheet.

During the first nine months of 2011, the Company repurchased approximately 1,360,000 shares of common stock at an aggregate cost of $55,308,000 and an average cost per share of $40.68 to complete the repurchase program. The 2011 repurchases were funded through operating cash flows and existing cash balances; no debt was incurred to fund the repurchases.

During the period from January 1, 2011 through September 30, 2011, the Company issued 261,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,459,000 (including income tax benefit) and 1,400 shares of restricted stock were vested and issued. During the period from January 1, 2011, through September 30, 2011, the Company issued 6,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $90,000 (including income tax benefit). There can be no assurance or expectation of future cash flows from the exercise of stock options or warrants.

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

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended September 30,
	2011	2010

Income from continuing operations	$67,145	$45,875
Adjustments:
Income taxes	36,328	26,552
Depreciation and amortization	11,157	10,249
Interest expense	149	510
Interest income	(273)	(52)
Earnings before interest, taxes, depreciation and amortization	$114,506	$83,134

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

	Trailing Twelve Months Ended September 30,
	2011	2010

Cash flow from operating activites, including discontinued operations	$78,505	$85,747
Cash flow from investing activites:
Pawn loans	(17,590)	(11,058)
Consumer loans	(523)	(2,099)
Purchases of property and equipment	(26,540)	(17,767)
Free cash flow	$33,852	$54,823

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end of period exchange rate of 12.5 to 1 was used at September 30, 2010, compared to the exchange rate of 13.5 to 1 at September 30, 2011. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended September 30, 2010, was 12.8 to 1, compared to the current quarter rate of 12.3 to 1. The average exchange rate for the prior-year nine-month period ended September 30, 2010, was 12.7 to 1, compared to the current year-to-date rate of 12.0 to 1.

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

In July 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation establishes a Bureau of Consumer Financial Protection (the “Bureau”) which will have broad regulatory powers over providers of consumer credit products in the United States, such as those offered by the Company. The provisions of this legislation are still in the implementation phase, and until the Bureau has become fully operative and begins to propose rules and regulations that apply to consumer credit activities, it is not possible to accurately predict what effect the Bureau will have on the business. There can be no assurance that the Bureau will not propose and enact rules or regulations that would have a material adverse effect on the Company’s operations and financial performance. For the trailing twelve months ended September 30, 2011, approximately 20% of the Company’s total revenue was generated from U.S.-based pawn and consumer credit products.

In May of 2011, legislation in the State of Texas was passed and signed by the governor to further regulate credit services businesses in the state. The new law creates an expanded regulatory framework under which Credit Access Businesses (“CAB”) may provide credit services products. The regulations provided that CAB be licensed and audited by the State’s Office of Consumer Credit. The law also provides for enhanced disclosures to customers regarding credit services products. The Company does not currently believe that the legislation, which becomes effective on January 1, 2012, will have a material impact on the revenue and profitability of the Company’s credit services operations in Texas.

In the District of Columbia, where the Company currently operates three pawn stores, certain ordinances were enacted in March 2011 which slightly modified the rate structure for pawn lending activities in the District. The Company does not expect that the new ordinances will have a material effect on the Company’s pawn operations in the District of Columbia. In the cities of Dallas and Austin, Texas, local ordinances were recently passed which restrict customer access to credit services products. The ability of these cities to regulate credit services has been challenged in lawsuits filed by an industry trade association. The Company’s total revenue from credit services operations in these two cities is less than 1% of consolidated revenue and is not considered material to the Company’s overall revenue and profitability. In Mexico, legislation affecting the pawn industry has been proposed at both a federal level and in certain states from time to time over the past several years. Typically, such proposed legislation seeks to restrict interest rates charged on consumer/pawn loans and/or further regulate, restrict and/or eliminate pawnshop operations. At this point, the Company cannot assess the likelihood of such legislation being further advanced or enacted or the potential effect on the Company’s operations and profitability in Mexico.

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

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2011, through September 30, 2011, the Company issued 261,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,459,000 (including income tax benefit) and 1,400 shares of restricted stock were vested and issued. During the period from January 1, 2011, through September 30, 2011, the Company issued 6,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $90,000 (including income tax benefit). There can be no assurance or expectation of future cash flows from the exercise of stock options or warrants.

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

In November 2007, the Company’s Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash’s outstanding common stock. In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. In August 2011, the Company completed the share repurchase program. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the first nine months of 2011:

	Total	Average	Total Number Of	Maximum Number
	Number	Price	Shares Purchased	Of Shares That May
	Of Shares	Paid	As Part Of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plans	Under The Plans

January 1 through January 31, 2011	-	$ -	-	1,359,581
February 1 through February 28, 2011	-	-	-	1,359,581
March 1 through March 31, 2011	35,300	35.73	35,300	1,324,281
April 1 through April 30, 2011	64,715	37.92	64,715	1,259,566
May 1 through May 31, 2011	422,963	38.26	422,963	836,603
June 1 through June 30, 2011	65,263	38.32	65,263	771,340
July 1 through July 31, 2011	310,572	43.10	310,572	460,768
August 1 through August 31, 2011	460,768	42.37	460,768	-
Total	1,359,581	$ 40.68	1,359,581

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on October 24, 2011, are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011, September 30, 2010 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity at September 30, 2011 and September 30, 2010, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 24, 2011	FIRST CASH FINANCIAL SERVICES, INC.
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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on October 24, 2011, are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011, September 30, 2010 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity at September 30, 2011 and September 30, 2010, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.