Form 10-K
period 2011-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2012-02-29
CIK 840489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

☒ Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

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

☒ Yes    ☐ No

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

☒  Large accelerated filer

☐  Accelerated filer

☐  Non-accelerated filer (Do not check if a smaller reporting company)

☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the Nasdaq Global Select on June 30, 2011, is $1,211,141,000.

As of February 28, 2012, there were 29,476,954 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on June 12, 2012, is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FIRST CASH FINANCIAL SERVICES, INC.

FORM 10-K

For the Year Ended December 31, 2011

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

Principal Accounting Fees and Services

PART IV

Item 15.

Exhibits and Financial Statement Schedules

SIGNATURES

FORWARD-LOOKING INFORMATION

This annual report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this annual report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity, cash flow, consumer demand for the Company’s products and services, currency exchange rates, future share repurchases and the impact thereof, earnings from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, credit losses, changes in the market value of pawn collateral and merchandise inventories, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting consumer loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks and uncertainties are further and more completely described in “Item 1A. Risk Factors.”

PART I

Item 1. Business

General

First Cash is a leading operator of retail-based pawn and consumer finance stores in the United States and Mexico. As of February 28, 2012, the Company has over 720 locations in eight U.S. states and 23 states in Mexico.

The Company’s primary business is the operation of pawn stores, which engage in retail sales, purchasing of second hand goods and consumer finance activities. Pawn stores are a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as jewelry, consumer electronics, tools, sporting goods and musical instruments are pledged as collateral for the loans. The pawn stores also generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Mexico.

The Company operates a smaller number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans, check cashing, money orders, money transfers and prepaid card products. The product mix varies by market.

Revenue for the twelve months ended December 31, 2011, was primarily derived from the Company’s pawn operations in the U.S. and Mexico:

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

Pawn Industry

Pawnshops are retail-based operations which buy and sell popular consumer items such as jewelry, consumer electronics, power tools, musical instruments and sporting goods. Pawnshops also provide a quick and convenient source of small customer loans to unbanked, underbanked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit card providers. First Cash competes directly in both the specialty retail and consumer finance industries, primarily with its pawn operations.

The pawn industry in the United States is an established industry, with the highest concentration of pawnshops located in the Southeast, Midwest and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest concentration of pawnshops. Although mature, management believes that the U.S. pawn industry remains highly fragmented. The three major publicly traded pawnshop companies, which include First Cash, currently operate approximately 2,100 of the estimated 12,000 to 15,000 total pawnshops in the United States. The Company believes that individuals operating less than five locations own the majority of pawnshops.

The pawn industry in Mexico is less developed, as compared to the U.S., with approximately 5,000 to 6,000 stores estimated country-wide. While the Company operates mostly large, full-service stores in Mexico, most of the competitors’ pawnshops in Mexico are much smaller than those in the U.S. and typically only make loans collateralized by gold jewelry and have limited, if any, retail operations. The Company currently operates over 490 pawn and consumer lending locations in Mexico. A large percentage of the population in Mexico is unbanked or underbanked and has limited access to consumer credit. The Company believes that there is significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition, especially from large format pawnshop operators.

Business Strategy

The Company’s business plan is to continue the expansion of its operations by opening new retail pawn locations and to remain focused on increasing revenue and operating profits in its existing stores. In addition, the Company will continue to evaluate acquisition opportunities in the pawn industry, in both Mexico and the United States, if and when they arise.

The Company has opened or acquired 355 new stores in the last five fiscal years and intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following chart details store openings over the past five years:

	Year Ended December 31,
	2011		2010		2009		2008		2007
Mexico stores	61		58		60		64	(4)	52
U.S. stores	21	(1)	12	(2)	5	(3)	7		15
Total	82		70		65		71		67

(1)

 Includes acquisitions of six stores in February 2011 and five stores in November 2011.

(2)

 Includes acquisition of six stores in July 2010.

(3)

 Includes acquisition of two stores in June 2009.

(4)

 Includes acquisition of 16 stores in December 2008.

Subsequent to December 31, 2011, the Company opened 18 new stores and completed a 29-store acquisition in Mexico, resulting in 47 additions as of February 28, 2012.

New Store Openings

The Company plans to continue opening new pawn stores, both in Mexico and in the U.S. Management opens new stores in markets where customer demographics are favorable and competition is limited or restricted. It is the Company’s experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and consumer loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company’s existing store base are the volume and gross profit of merchandise sales, the volume and yield on customer loans outstanding, the volume and fees collected on credit services transactions, check cashing transactions and other consumer financial services transactions, and the control of store expenses, including the loss provision expense related to consumer loans and credit services loans. To encourage customer traffic, which management believes is a key determinant to increasing its stores’ profitability, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable. In addition to a clean and secure physical store facility, the stores’ exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

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

Acquisitions

Because of the fragmented nature of the pawn industry, as well as the availability of certain regional chains, the Company believes that certain acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches state and local regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of annual pawn transactions, outstanding loan balances, historical redemption rates, the quality and quantity of inventory on hand, and location and condition of the facility, including lease terms.

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn stores. The items retailed are primarily used jewelry, consumer electronics, household appliances, tools, musical instruments, and sporting goods. The Company also melts down certain quantities of scrap gold jewelry and sells the gold in commodity markets. These merchandise sales accounted for approximately 66% of the Company’s revenue from continuing operations during fiscal 2011.

The Company acquires pawn merchandise inventory primarily through forfeited pawns and, to a lesser extent, through purchases of used goods directly from the general public. Merchandise acquired by the Company through forfeited pawns is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees.

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

Pawn Lending Activities

The Company’s pawn stores make small loans to their customers in order to help them meet their short-term cash needs. The loans are collateralized by personal property such as jewelry, electronic equipment, household appliances, tools, sporting goods and musical instruments. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. A customer does not have a legal obligation to repay a pawn loan and the decision to not repay the loan will not affect the customer’s credit score.

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

Pledged property is held through the term of the loan, unless the pawn is paid earlier or renewed. The typical loan term is generally one month plus an additional period (typically 30 to 90 days). If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 12% to 300% annually, as permitted by applicable laws. As required by applicable laws, the amounts of these charges are disclosed to the customer on the pawn ticket. These pawn loan fees and service charges accounted for approximately 23% of the Company’s revenue from continuing operations during fiscal 2011.

The amount the Company is willing to finance typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company’s lending activities. The basis for the Company’s determination of the sale value includes such sources as precious metals spot markets, catalogs, blue books, on-line auction sites and newspapers. The Company also utilizes its integrated computer information system to recall recent selling prices of similar merchandise in its own stores and to review the customer’s previous transaction history with the Company. These sources, together with the employees’ experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company’s historical experience. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company’s initial assessment of the property’s estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount pawned. As of December 31, 2011, the Company’s average pawn loan was approximately $102 on a consolidated basis, approximately $178 in its U.S. stores and approximately $66 in its Mexico stores.

Credit Services and Consumer Loan Activities

The Company has significantly reduced its U.S.-based consumer loan activities, primarily from payday lending, over the past several years. In March 2011, the Company sold its ten payday/consumer loan stores located in Illinois. In September 2010, the Company discontinued its internet-based credit services product offered in Maryland and in December 2009, the Company reached an agreement to sell all 22 of its payday/consumer loan stores located in California, Washington and Oregon. In addition, the Company sold its payday/consumer loan operations in Michigan in 2009. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations.

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers, in Texas markets, in obtaining extensions of credit. The Company’s consumer loan and pawn stores in Texas offer the CSO Program, and, in Texas, credit services are also offered via an internet platform. The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, with an average loan of $516, terms of 7 to 35 days and bear interest at a rate of 10% on an annualized basis. The Company typically charges a credit services fee of $22 per $100 advanced. If the extension of credit is not repaid prior to the expiration of the term, the customer’s personal check or ACH withdrawal is deposited into the Independent Lender’s bank account. Banks return a significant number of customer checks deposited into the Independent Lender’s account due to insufficient funds in the customers’ accounts. If the extension of credit is unpaid after 16 days from its due date, the Company reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. The Company subsequently collects a large percentage of these bad debts by redepositing the customers’ checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company’s credit services operations is dependent upon adequate collection of these returned items. The Company also offers an automobile title lending product under the CSO Program, however, its results were not significant in fiscal 2011. These credit services fees accounted for approximately 9% of the Company’s revenue from continuing operations during fiscal 2011.

The Company’s consumer loan stores in Mexico make small consumer loans with an average loan amount of approximately $78. To qualify for a consumer loan, a customer generally must have proof of steady income, residence and valid identification. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash. If the customer fails to repay the loan, the Company initiates collection procedures, which can include collection calls and home visits. Consumer loans in Mexico are not secured by a personal check. The term of the consumer loan in Mexico ranges from 7 to 15 days. Consumer loans made in Mexico bear weekly service fees of 10% on the loan amount; the maximum loan amount is $400. In Mexico, the Company also offers an installment loan product with a term of 365 days and bears weekly service fees of 7% on the loan amount; the maximum loan amount is $400. These consumer loan fees accounted for approximately 1% of the Company’s revenue from continuing operations during fiscal 2011.

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

Locations and Operations

The following table details store openings and closings for the twelve months ended December 31, 2011:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
United States:
Total locations, beginning of period	111	24	91	226
New locations opened or acquired	20	1	-	21
Store format conversions	1	-	(1)	-
Locations closed or consolidated	-	-	(6)	(6)
Discontinued operations	-	-	(10)	(10)
Total locations, end of period	132	25	74	231

Mexico:
Total locations, beginning of period	333	20	33	386
New locations opened or acquired	61	-	-	61
Store format conversions	-	(1)	1	-
Total locations, end of period	394	19	34	447

Total:
Total locations, beginning of period	444	44	124	612
New locations opened or acquired	81	1	-	82
Store format conversions	1	(1)	-	-
Locations closed or consolidated	-	-	(6)	(6)
Discontinued operations	-	-	(10)	(10)
Total locations, end of period	526	44	108	678

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including jewelry, electronics, appliances, tools and other consumer hard goods. At December 31, 2011, 79 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)

The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At December 31, 2011, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

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

The Company maintains its primary administrative offices in Texas and Nuevo Leon, Mexico.

The Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing. Financial information about geographic areas is provided in Results of Operations. As of December 31, 2011, the Company’s stores were located in the following states:

			Credit
			Services/
	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format	Format	Locations	Locations
United States:
Texas	80	24	74	178
Maryland	26	-	-	26
Indiana	9	-	-	9
South Carolina	6	-	-	6
Missouri	4	-	-	4
District of Columbia	2	1	-	3
Oklahoma	3	-	-	3
Virginia	2	-	-	2
	132	25	74	231
Mexico:
Tamaulipas	49	1	4	54
Edo. De Mexico (State of Mexico)	49	4	-	53
Baja California	43	2	3	48
Nuevo Leon	34	1	2	37
Jalisco	27	3	5	35
Chihuahua	31	1	2	34
Coahuila	34	-	-	34
Guanajuato	23	2	7	32
Puebla	22	1	5	28
Aguascalientes	7	1	5	13
Durango	12	-	-	12
San Luis Potosi	8	1	-	9
Veracruz	8	1	-	9
Queretaro	7	-	1	8
Distrito Federal	7	-	-	7
Guerrero	7	-	-	7
Hidalgo	6	1	-	7
Morelos	7	-	-	7
Colima	5	-	-	5
Michoacan	5	-	-	5
Zacatecas	2	-	-	2
Sonora	1	-	-	1
	394	19	34	447

Total	526	44	108	678

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

The Company believes that the profitability of its pawnshops is dependent, among other factors, upon its employees’ ability to make pawns that achieve optimum pawn yields and merchandise sales margins, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job pawn and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation, and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees based on sales, gross profit and other performance criteria.

Credit Services and Consumer Loan Operations

The Company’s credit services and consumer loan locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company’s stores from the competition. The design consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby separated from employee work areas by glass teller windows. The Company’s stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

Computer operating systems in the Company’s credit services and consumer loan stores allow a store manager or clerk to rapidly recall customer check cashing histories, consumer loan histories, and other vital information. The Company attempts to attract customers primarily through the stores’ visibility and television advertisements in certain markets.

Each store employs a manager and between one and four tellers, depending upon the size, loan volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor who typically oversees two to five store managers. Area supervisors typically report to a Regional Market Manager, who in turn reports to a Regional Operations Director. Regional Operations Directors report to the Chief Operating Officer.

The kiosks operated by the Cash & Go, Ltd. joint venture are located inside convenience stores. Each kiosk is a physically secured area with its own counter space within the convenience store. Each kiosk is typically staffed by one or two employees at any point in time.

The Company believes that the profitability of its credit services and consumer loan locations is dependent upon its employees' ability to make loans and extend credit services that achieve optimum loan performance, to manage credit loss expense and to provide excellent customer service. Company employees are trained through direct instruction and on-the-job lending, collections and customer service experience. The new employee is introduced to the business through a training program that includes on-the-job training in lending practices, collections efforts and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management, such as income maximization, recruitment and cost efficiency to acquire the skills necessary to advance into management positions throughout the Company. The Company maintains a performance-based compensation plan for all consumer loan and credit services store employees based on gross profit, net income and other performance criteria.

Competition

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company’s revenue, profitability and ability to expand.

The Company competes primarily with other pawn store operators, other specialty consumer finance operators and deep-value specialty retailers. There are three large publicly-held pawnshop operators, based in the U.S., of which First Cash is the smallest. There are many public and privately held operators of consumer loan stores, some of which are significantly larger than the Company.

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

There is also significant competition in the consumer loan and credit services industries from internet-based providers of such products, many of which have significantly larger operations than the Company’s. In addition, the pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. The Company believes that the primary elements of competition in these businesses are store location, the ability to lend competitive amounts on pawns and consumer loans, customer service, and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

Governmental Regulation

General

The Company is subject to extensive regulation of its pawnshop, credit services, consumer loan and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico, which have broad discretionary authority. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions, the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to United States and Mexico federal and state regulations relating to the reporting and recording of certain currency transactions.

In both the U.S. and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, or small consumer loans, such as payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by bank, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, payday loans, consumer loans, credit services and the related service fees. There are several instances of this type of legislation currently proposed at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or consumer loans.

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

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over consumer financial services activities. In recent years, further legislation and regulations have been enacted or proposed which would further increase such regulation of the consumer finance industry, which includes regulations and restrictions specific to pawn, credit services and consumer loan/payday advance operations.

In July 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation establishes a Bureau of Consumer Financial Protection (the “Bureau”) which will have broad regulatory powers over providers of consumer credit products in the United States, such as those offered by the Company. The provisions of this legislation are still in the implementation phase, and the Bureau has only recently become fully operative. Until it begins to propose specific rules and regulations that apply to consumer credit activities, it is not possible to accurately predict what effect the Bureau will have on the business. There can be no assurance that the Bureau will not propose and enact rules or regulations that would have a material adverse effect on the Company’s operations and financial performance. For fiscal 2011, approximately 19% of the Company’s total revenue was generated from U.S.-based pawn and consumer credit products.

The United States Congress enacted legislation in 2006 that capped the annual percentage rate charged on consumer/payday advance loans made to active military personnel at 36%; this legislation became effective in October 2007. The Company does not have, nor does it intend to develop, any consumer/payday loan or credit services products bearing an effective interest and fee rate of 36% per annum or less, as the Company believes the losses and servicing costs associated with lending to the Company’s traditional customer base would exceed the revenue produced at that rate. As a result, the Company does not have a loan product to offer active military personnel.

In connection with credit services/consumer loan transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the finance charges associated with consumer loan and credit services transactions.

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

The federal Fair and Accurate Credit Transactions Act (“FACTA”) requires the Company to adopt written guidance and procedures for detecting, preventing, and responding appropriately to mitigate identity theft and to adopt various coworker policies, procedures, and provide coworker training and materials that address the importance of protecting nonpublic personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate.

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

U.S. State and Local Regulations

The Company operates pawn stores in eight U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, which include Texas, Indiana, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C. and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. Certain jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restricts or prohibits the issuance of new licenses. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

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

The Company offers a credit services product in the state of Texas. In Texas, First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, operates as a registered credit services organization as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term extension of credit from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer’s right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd. credit services location must be registered as a credit services organization and pay a registration fee.

Legislation relating to pawn loans, credit services, installment loans and other consumer loan products has been either proposed, is still pending or has been recently enacted in several state legislatures, including jurisdictions in Texas, where the Company has pawn and credit services operations. In general, such legislation lowers the maximum allowable interest rates on loans and/or significantly restricts the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products less profitable and could restrict or even eliminate the availability of consumer loan, pawn loan and credit services products in some or all of the states in which the Company offers such products. In May of 2011, legislation in the State of Texas was passed and signed by the governor to further regulate credit services businesses in the state, which includes the Company’s CSO Program. The new law creates an expanded regulatory framework under which Credit Access Businesses (“CAB”) may provide credit services products. The regulations provided that CAB be licensed, regulated and audited by the State’s Office of the Consumer Credit Commissioner. The law also provides for enhanced disclosures to customers regarding credit services products. The Company does not currently believe that the legislation, which became effective on January 1, 2012, will have a material impact on the revenue and profitability of the Company’s CSO Program in Texas. In the cities of Dallas and Austin, Texas, local ordinances were recently passed which restrict customer access to credit services products. The ability of these cities to regulate credit services has been challenged in lawsuits filed by an industry trade association. The Company’s total revenue from credit services operations in these two cities is less than 1% of consolidated revenue and is not considered material to the Company’s overall revenue and profitability.

Many local government entities also prohibit or restrict pawn and other consumer finance and check cashing activities through zoning ordinances. Such ordinances can significantly prohibit the ability of the Company to move, expand, remodel or relocate store locations, and in some cases cause existing stores to be closed. In some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

The Company cannot currently assess the likelihood of any other proposed legislation or regulations, such as described above, which will be enacted; however, if such legislation or regulations were enacted in certain jurisdictions, it could have a materially adverse impact on the revenue and profitability of the Company.

Mexico Regulations

The pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections, public safety and employment matters, among others, by various federal, state and local governmental agencies. In addition, federal law in Mexico provides for administrative regulation of the pawnshop industry by PROFECO, the federal consumer protection agency. PROFECO regulates the form and terms of pawn loan contracts and many operating standards and procedures for pawnshops, including retail operations. The Company’s pawn and consumer lending operations in Mexico are also subject to federal regulations which require the Company to register its operations and loan contracts and provide that the Company disclose the interest rate and fees charged on pawn and consumer loan transactions. Certain state and local governmental entities in Mexico also regulate pawn and other consumer finance and retail operations through state laws and local zoning and permitting ordinances. These agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory and licensing/permitting issues.

Both federal and state legislation in Mexico has recently been proposed which would further regulate or potentially restrict the ability of the Company to provide pawn loans or other consumer loans. Such proposals typically contain restrictions on contract terms, interest rates and/or service fees, potentially restrict or eliminate the ability of “for profit” entities to offer these services and provide for new or greater overall regulatory oversight by PROFECO and/or CONDUSEF (the federal banking and financial services  regulator). The Company cannot currently assess the probability of such legislation being enacted nor the potential impact of such legislation. There can be no assurance that additional federal, state or local statutes or regulations in Mexico will not be enacted, or that existing laws and regulations will not be amended. In fiscal 2011, approximately 54% of the Company’s revenue was derived from its Mexican operations. Legislation which significantly regulates contract terms, restricts service fees/rates or restricts customer access to the Company’s pawn and consumer finance products could have a materially adverse impact on the Company's results of operations and financial condition.

Employees

The Company had approximately 5,300 employees as of February 28, 2012, including approximately 400 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd. had approximately 75 employees as of February 28, 2012. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers’ compensation insurance in Maryland, Missouri, Virginia, South Carolina, Washington, D.C., Oklahoma, Indiana and Arkansas, as well as excess employer’s indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers’ Compensation Act.

Item 1A. Risk Factors

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

Both pawn and other consumer loan products continue to come under increased regulation and scrutiny. If changes in regulations affecting the Company's pawn, credit services and consumer loan businesses create increased restrictions, or have the effect of prohibiting loans in the countries and states where the Company offers these products, such regulations could materially impair or reduce the Company's pawn, credit services and consumer loan businesses and limit its expansion into new markets. The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. Both pawn and consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or consumer loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn loans, consumer loans and credit services products to consumers, despite the significant demand for such products. In Mexico, similar restrictions and regulations affecting the pawn and consumer loan industries, including licensing restrictions, disclosure requirements and limits on interest rates and/or loan service fees, have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of specialty consumer finance products at some or all of the Company's locations, which would adversely affect the Company’s operations and financial condition. A more detailed discussion of the regulatory environment and current developments and risks to the Company is provided in Part I, Item 1.

Media reports and public perception of consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company's consumer loan, credit services and pawn businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for the Company’s customers' borrowing needs, they do typically characterize pawn and/or consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for consumer loan products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a materially adverse effect on the Company's financial condition and results of operations.

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

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results. The Company currently has over 490 store locations in Mexico, a country in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest, enforcement of property rights, governmental regulations, public safety and security among others. As in many developing markets, there are also uncertainties in how local law is applied, including areas most relevant to commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, which are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in Mexico or significantly reduce customer traffic, product demand and the expected profitability of such operations.

The Company’s allowance for credit losses for credit services and consumer loans may not be sufficient to cover actual credit losses which could adversely affect its financial condition and operating results. Under the CSO Program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the customer’s extension of credit. The Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The Company also has customer loans arising from its consumer loan operations. The Company has to recognize losses resulting from the inability of credit services and consumer loan customers and/or borrowers to repay such receivables or loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its consumer loan operations. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions, and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company's credit services operations depend, in part, on the willingness and ability of an unaffiliated third-party lender to make extensions of credit to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new extensions of credit and to maintain volumes, quality and consistency in its loan programs could cause the Company to lose customers and substantially decrease the revenue and earnings of the Company's credit services business.   In addition, the Company’s lending and retail operations are dependent upon the Company’s ability to maintain retail banking relationships with commercial banks. The Company also relies significantly on outside vendors to provide services such as utilities, store security, armored transport, data and voice networks, and other information technology products and services.

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

Increased competition from banks, savings and loans, internet-based lenders, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations. The Company has many competitors to its core lending and merchandise sales operations. The Company’s principal competitors are other pawnshops, consumer loan companies, internet-based lenders, consumer finance companies, rent-to-own stores, retail finance programs and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of consumer loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, online classified advertising sites and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by government sponsored non-profit foundations. The government could take actions that would harm the Company’s ability to compete in the Mexico market. In addition, the Company’s two largest U.S.-based pawn competitors, both of whom are larger than the Company, have launched significant acquisition and expansion programs in Mexico.

A sustained deterioration of economic conditions or an economic crisis could reduce demand or profitability for the Company's products and services and increase credit losses which would result in reduced earnings. In addition, business and financial results may be adversely impacted by unfavorable economic conditions associated with a global or regional economic crisis which include adverse changes in interest or tax rates, effects of government initiatives to manage economic conditions and increased volatility of commodity markets and foreign currency exchange rates. Specifically, a rapid or sustained deterioration in the economy could cause deterioration in the performance of the Company’s loan portfolios and in consumer or market demand for pre-owned merchandise or gold such as that sold in the Company’s pawnshops. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins. An economic slowdown could result in a decrease in loan demand and an increase in loan defaults on consumer loan and credit services products. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce consumer loan balances and related revenue and credit services fees, and could face more difficulty in collecting defaulted consumer loans, which could lead to an increase in loan losses. As consumer loans and credit services customers generally have to be employed to qualify for a loan or extension of credit, an increase in the unemployment rate would reduce the number of potential customers.

The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Mexico. During the global economic crisis and the continued aftermath, the volatility of the exchange rate of the Mexican peso to the U.S. dollar has increased significantly. The Company derives significant revenue, earnings and cash flow from operations in Mexico. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity's functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the financial statements of the Company’s Mexican subsidiaries are prepared using the Mexican peso as the functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Mexican peso could cause significant fluctuations in the Company’s results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent receipts and expenditures are not offsetting in the subsidiary's functional currency. In addition, changes in currency rates could negatively affect customer demand, especially in Mexico and in U.S. stores located along the Mexican border. In addition, the Company’s Mexican-based subsidiaries experience foreign currency exposure to the extent monetary assets and liabilities, including debt, are in U.S. dollars, rather than the subsidiaries’ functional currency, which is the Mexican peso. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations.

A decreased demand for the Company's products and services and failure of the Company to adapt to such decreases could adversely affect results.   Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers' financial conditions, or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or regulatory access to, its products, the Company's revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan products and services it offers due to regulatory developments.

Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company currently has $1,200,000 outstanding on its bank line of credit, which matures in February 2015. The Company has, in the past, accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants. Inability to access the credit markets on acceptable terms, if at all, would have a materially adverse effect on the Company’s financial condition.

The terms of the Company’s revolving bank line of credit impose financial and operating restrictions on the Company. The Company’s bank line of credit contains a number of customary negative covenants and requires the Company to maintain certain financial ratios. The covenants and restrictions contained in the credit facility could limit the Company’s ability to fund future operations, make capital expenditures, make acquisitions, or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under our credit facility, entitling the lenders to, among other things, terminate future credit availability, increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under the credit facility. Any such default could materially adversely affect the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

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

The Company is subject to goodwill impairment risk. At December 31, 2011, the Company had goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying values of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. Should a review indicate impairment, a write-down of the carrying value of goodwill would occur, resulting in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

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

The inability to successfully integrate acquisitions could adversely affect results. The Company has historically grown, in part, through strategic acquisitions, including the acquisition of eleven stores during 2011 and a 29-store chain in Mexico in January 2012. The Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as the ability to consolidate data processing and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. Failure to successfully integrate an acquisition would have an adverse effect on the Company’s business, results of operations and financial condition. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment.

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

Inclement weather can adversely impact the Company’s operating results. The occurrence of weather events such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters adversely affecting consumer traffic and collection activities at the Company’s stores could have an adverse effect on the Company’s results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns the real estate and buildings for 20 of its pawn stores. The Company leases 694 store locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company’s existing leases expire on dates ranging between 2012 and 2045. All current store leases provide for specified periodic rental payments ranging from approximately $702 to $10,411 per month.

The Company also currently owns five other parcels of real estate. Two of the parcels are leased to a buy-here/pay-here car lot operation, one is held for sale and the remaining two parcels are being held for possible development for future pawnshop operations.

The Company currently leases approximately 18,000 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires May 31, 2015, currently provides for monthly rental payments of approximately $24,000. The Company leases approximately 21,400 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires May 31, 2014, currently provides for monthly rental payments of approximately $4,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for administrative operations. The lease, which expires February 28, 2013, currently provides for monthly rental payments of approximately $3,500.

The Company’s 50% owned joint venture, Cash & Go, Ltd., leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture’s existing leases expire on dates ranging between 2012 and 2014. All current Cash & Go, Ltd. leases provide for specified periodic rental payments ranging from approximately $1,300 to $1,900 per month.

Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes that termination of any particular lease would not have a materially adverse effect on the Company’s operations. The Company’s strategy is generally to lease, rather than purchase, space for its pawnshop and consumer loan locations, unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities currently owned and leased by it as pawn stores and consumer loan stores are suitable for such purposes. The Company considers its equipment, furniture and fixtures to be in good condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company’s common stock is quoted on the Nasdaq Global Select Market under the symbol “FCFS.”  The following table sets forth the quarterly high and low closing sales prices per share for the common stock, as reported by the Nasdaq Global Select Market:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2011
	High	$39.75	$41.99	$51.29	$44.16
	Low	29.74	36.04	39.98	34.47

2010
	High	$23.23	$23.63	$27.75	$32.00
	Low	20.64	20.40	21.17	26.71

On February 28, 2012, the closing sales price for the common stock as reported by the Nasdaq Global Select Market was $42.50 per share. On February 28, 2012, there were approximately 53 stockholders of record of the common stock.

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

Recent Issuances of Common Stock

During the period from January 1, 2011, through December 31, 2011, the Company issued 167,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $3,261,000 (including income tax benefit). During the period from January 1, 2011, through December 31, 2011, the Company issued 106,000 shares of common stock relating to the exercise of outstanding stock warrants for an aggregate exercise price of $1,305,000 (including income tax benefit). During 2011, the Company granted a total of 59,000 nonvested shares to certain executives of the Company, while 16,400 shares were vested and issued during the year. The issuance of these stock options, warrants and nonvested shares to officers and employees was exempt under Section 4(2) of the Act, and all holders had access to and/or reviewed copies of Exchange Act filings. No sales commissions were paid with respect to these issuances.

Issuer Purchases of Equity Securities

In November 2007, the Company’s Board of Directors authorized a repurchase program for up to 1,000,000 shares of First Cash’s outstanding common stock. In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized program which allows the Company to repurchase up to 3,000,000 shares of its common stock. In August 2011, the Company completed the share repurchase program. In December 2011, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash’s outstanding common stock. Under its share repurchase program, the Company can purchase common stock in open market transaction, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time. Subsequent to December 31, 2011, the Company repurchased approximately 632,000 shares of common stock at an aggregate cost of $24,786,000 and an average cost per share of $39.20. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the programs were in effect during fiscal 2011:

	Total	Average	Total Number Of	Maximum Number
	Number	Price	Shares Purchased	Of Shares That May
	Of Shares	Paid	As Part Of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plans	Under The Plans

January 1 through January 31, 2011	-	$ -	-	1,359,581
February 1 through February 28, 2011	-	-	-	1,359,581
March 1 through March 31, 2011	35,300	35.73	35,300	1,324,281
April 1 through April 30, 2011	64,715	37.92	64,715	1,259,566
May 1 through May 31, 2011	422,963	38.26	422,963	836,603
June 1 through June 30, 2011	65,263	38.32	65,263	771,340
July 1 through July 31, 2011	310,572	43.10	310,572	460,768
August 1 through August 31, 2011	460,768	42.37	460,768	-
September 1 through September 30, 2011	-	-	-	-
October 1 through October 31, 2011	-	-	-	-
November 1 through November 30, 2011	-	-	-	-
December 1 through December 31, 2011	-	-	-	1,500,000
Total	1,359,581	$ 40.68	1,359,581

Performance Graph

The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2006, through December 31, 2011, with the cumulative total return on the Nasdaq Composite Index and a peer group index  (whose returns are weighted according to their respective market capitalizations) over the same period (assuming the investment of $100 in the Company’s common stock, the Nasdaq Composite Index, and the peer group). The 2011 peer group selected by the Company includes Cash America International, Inc., EZCORP, Inc., World Acceptance Corporation, Rent-A-Center, Inc., and Aaron Rents, Inc.

Item 6. Selected Financial Data

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Consolidated Financial Statements and related notes thereto required by Item 8. The information below has been audited for balance sheet dates December 31, 2011, and 2010 and statement of operations for the years ending December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts and certain operating data)
Income Statement Data:
Total revenue	$521,302	$423,262	$355,278	$310,902	$259,266
Cost of revenue	226,552	175,959	150,686	126,156	103,411
Net revenue	294,750	247,303	204,592	184,746	155,855
Total expenses and other income	186,547	167,261	143,417	131,220	114,294
Income from continuing operations
before income taxes	108,203	80,042	61,175	53,526	41,561
Provision for income taxes	37,338	28,668	22,879	19,905	15,128

Income from continuing operations	70,865	51,374	38,296	33,621	26,433
Income (loss) from discontinued
operations, net of tax	6,917	6,284	11,468	(55,157)	8,855
Net income (loss)	$77,782	$57,658	$49,764	$(21,536)	$35,288

Net income per share:
Basic:
Income from continuing operations	$2.31	$1.70	$1.30	$1.14	$0.84
Net income (loss)	2.53	1.90	1.68	(0.73)	1.12
Diluted:
Income from continuing operations	2.25	1.65	1.27	1.11	0.81
Net income (loss)	2.47	1.86	1.65	(0.71)	1.08

Balance Sheet Data:
Net working capital	$175,073	$170,376	$101,295	$95,577	$121,750
Total assets	357,096	342,446	256,285	265,343	291,548
Long-term liabilities	6,319	9,820	8,555	78,075	69,291
Total liabilities	41,724	44,442	43,846	110,893	90,339
Stockholders' equity	315,372	298,004	212,439	154,450	201,209

End of Year Location Counts:
Pawn stores (1)	570	488	393	330	283
Credit services/consumer loan stores
(excluding Cash & Go, Ltd.) (1)	108	114	143	142	124
	678	602	536	472	407

(1)

Includes locations where consumer loans are provided through the CSO Program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Pawn operations accounted for 90% of the Company’s revenue from continuing operations during fiscal 2011. The Company’s pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company’s consumer loan and credit services revenue, which is approximately 10% of consolidated year-to-date revenue from continuing operations, is derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally thirty-five days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the CSO Program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances and accruals in the section titled "Results of Continuing Operations."

The following table details selected operating metrics regarding the Company’s loan products, inventories, and store locations (1):

	Year Ended December 31,
	2011	2010	2009
Pawn loan balances at end of period, in thousands:
Large format pawn stores - U.S.	$40,877	$35,220	$31,277
Large format pawn stores - Mexico	31,748	34,823	22,412
Small format pawn stores - Mexico	418	346	30
Small format pawn stores - U.S.	244	99	-

CSO extensions of credit at end of period, in thousands (2):
Consumer loan stores - U.S.	$7,901	$8,024	$8,415
Pawn stores - U.S.	6,450	5,760	2,758
Cash & Go, Ltd. joint venture kiosks - U.S.	1,196	1,247	1,338
Internet operations - U.S.	431	291	216

Pawn store inventories at end of period, in thousands:
U.S. stores	$23,745	$19,730	$17,285
Mexico stores	20,667	27,676	17,152

Pawn store annualized inventory turnover	4.2x	4.1x	4.3x

Annualized service/finance fee yield (3):
Pawn loan receivables	164%	163%	159%
Consumer loan receivables, net of credit loss provision	416%	397%	364%

Net consumer loan and credit services loss provision as a
percentage of service fees (4)	24%	27%	28%

Average pawn loans per location at end of period, in thousands:
Large format pawn stores - U.S.	$310	$317	$322
Large format pawn stores - Mexico	81	105	78

Average inventories per location, in thousands:
Large format pawn stores - U.S.	$178	$176	$178
Large format pawn stores - Mexico	52	82	60

Average outstanding customer loan amount at end of period:
Pawn loan receivables - U.S.	$178	$172	$169
Pawn loan receivables - Mexico	66	74	65
Consumer loan receivables - Mexico	78	82	88
CSO extensions of credit held by independent third-party lender - U.S. (5)	516	495	446

(1)

Inventory and loan amounts for stores in Mexico are based on translating the Mexican peso to the U.S. dollar at the exchange rate as of each year end. The exchange rates used for December 31, 2011, 2010, and 2009 were 14.0 to 1, 12.4 to 1, and 13.1 to 1, respectively.

(2)

Amounts shown represent the gross amount owed by customers before allowances. Active CSO extensions of credit outstanding from the independent third-party lender are not included on the Company’s balance sheet.

(3)

The annualized yield on pawn loans is calculated by dividing total pawn service fees by the average quarterly pawn loan balance for the year. The annualized yield, net of loss provision, for consumer loans is calculated by dividing total consumer loan service fees, net of the consumer loan loss provision, by the average quarterly consumer loan balance for the year. The annualized yield calculation for consumer loans does not include credit services fees or the related credit services loss provision.

(4)

Consumer loan amount includes consumer loans recorded on the Company’s balance sheet and active CSO extensions of credit by the independent third-party lender, which are not included on the Company’s balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

(5)

Amounts shown represent the gross amount owed by customers before allowances. Excludes title loan amounts.

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior-year comparative fiscal period and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Non-retail sales of scrap jewelry are included in same-store revenue calculations. Same-store revenue calculations for prior periods do not reflect the reclassification of discontinued operations.

While the Company has had significant increases in revenue due to new store openings and acquisitions, the Company has also incurred increases in operating expenses attributable to the additional locations. Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collection operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

	Year Ended December 31,
	2011	2010	2009
Income statement items as a percent of total revenue:
Revenue:
Merchandise sales	66.1%	63.8%	64.7%
Pawn loan fees	23.5	24.1	22.7
Consumer loan and credit services fees	10.2	11.9	12.3
Other revenue	0.2	0.2	0.3

Cost of revenue:
Cost of goods sold	41.0%	38.3%	38.9%
Consumer loan and credit services loss provision	2.5	3.3	3.5

Net revenues	56.5%	58.4%	57.6%

Expenses and other income:
Store operating expenses	25.0%	27.4%	27.7%
Administrative expenses	8.7	9.5	9.7
Depreciation and amortization	2.1	2.5	2.8
Interest expense, net	-	0.1	0.2

Income from continuing operations before income taxes	20.7%	18.9%	17.2%
Provision for income taxes	7.1	6.8	6.4
Income from continuing operations	13.6	12.1	10.8

Merchandise sales gross profit margin	38.1%	40.0%	39.8%
Store operating profit margin	29.8%	28.9%	27.5%

Discontinued Operations

The Company sold all ten of its Illinois consumer loan stores in March 2011. The Company recorded a gain of $5,979,000, net of tax, or $0.19 per share, during fiscal 2011 from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share in fiscal 2011. Comparable after-tax earnings were $2,881,000, or $0.10 per share in fiscal 2010 and $2,860,000, or $0.09 per share in 2009.

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricts the offering of such products. The after-tax earnings from operations for the Maryland credit services operation were $887,000, or $0.03 per share in fiscal 2010 and $695,000, or $0.03 per share in 2009.

In December 2009, the Company sold all 22 of its West Coast stores to a privately-held payday lending operator. The after-tax loss for all of the West Coast stores was $101,000 in fiscal 2010. The Company recorded a gain of $901,000, or $0.03 per share, net of tax, from the sale of these stores in fiscal 2009. The after-tax earnings from operations for all of the West Coast stores were $1,376,000, or $0.05 per share in fiscal 2009. In addition, the Company sold its consumer loan operations in Michigan effective March 2009, and certain Texas consumer loan/credit services stores were discontinued in both the first and second quarters of 2009. Associated with these store closings, the Company recorded year-to-date after-tax charges in fiscal 2009 of $1,111,000, or $0.04 per share.

The Company discontinued its Auto Master buy-here/pay-here automotive operation in the third quarter of 2008 and subsequently sold the inventory and retail operations to a third party. Under a collection services agreement associated with the sale, the purchaser collected the Company’s outstanding Auto Master customer notes receivable, which were reported by the Company as a discontinued asset. After-tax net income from the discontinued Auto Master operation was $424,000, or $0.01 per share in fiscal 2011. Comparable after-tax earnings were $2,617,000, or $0.08 per share in fiscal 2010 and $6,747,000, or $0.22 per share in fiscal 2009. These earnings reflect collections of the remaining customer receivable portfolio in excess of estimated liquidation fair value. The Company realized net cash collections of $1,263,000 and $5,240,000 on these accounts during 2011 and 2010, respectively, and recorded a pre-tax benefit of approximately $763,000 and $3,102,000, respectively, from these cash collections as compared to the estimated fair value of the receivables recorded on the Company’s balance sheet. The collection of these Auto Master receivables was completed during 2011, as the outstanding receivable balances were fully collected and/or written-off.

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

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. In February 2011, the Company acquired six pawn stores located in Indiana and Missouri. In November 2011, the Company acquired five pawn stores located in Indiana. The results of operations for these acquired stores have been consolidated with the Company’s results of operations since the acquisitions. In July 2010, the Company acquired six pawn stores located in Maryland and Texas. The results of operations for the acquired stores have been consolidated with the Company’s results of operations since the acquisitions beginning in the third quarter of 2010. In June 2009, the Company acquired two pawn stores located in Dallas, Texas. The results of operations for the acquired stores have been consolidated with the Company’s results of operations since the acquisition. All significant intercompany accounts and transactions have been eliminated.

Customer loans and revenue recognition - Receivables on the balance sheet consist of pawn loans, consumer loans and receivables from discontinued operations. Pawn loans are collateralized by pledged tangible personal property. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan has an initial term of 30 days, which, depending on state law, can generally be extended from 15 to 60 days. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawns and through purchases of used goods directly from the general public. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. The Company melts some jewelry and sells the precious metal content at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lender. The extensions of credit made by the Independent Lender to credit services customers have terms of 7 to 35 days. The Company records a liability for any collected, but unearned, credit services fees received from its customers. The Company accrues consumer loan service fees on a constant-yield basis over the term of the consumer loan. Consumer loans have terms that range from 7 to 365 days.

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required, as the fair value of the collateral is significantly in excess of the pawn loan amount. Under the CSO Program, letters of credit issued by the Company to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2011, was $17,645,000. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fees, and late fees, all of which the Company records in the consumer loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

An allowance is provided for losses on active consumer loans and service fees receivable based upon expected default rates, net of estimated future recoveries of previously defaulted consumer loans and service fees receivable. The Company considers consumer loans to be in default if they are not repaid on the due date and writes off the principal amount and service fees receivable as of the default date, leaving only active advances in the reported balance. Net defaults and changes in the consumer loan allowance are charged to the consumer loan loss provision.

Inventories - Inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the public. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established, if necessary, when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's reporting units, which are tested for impairment, are U.S. Pawn Operations, U.S. Consumer Loan Operations and Mexico Operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology.

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any impairment loss for the fiscal years ended December 31, 2011, 2010 and 2009.

Stock-based compensation - The Company follows ASC 718-10-10-01, which establishes standards for the accounting of transactions under share-based payment arrangements. All share-based payments to employees are recognized in the financial statements based on the grant-date fair value. The Company recognizes compensation cost net of estimated forfeitures and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term.

Guarantees - In accordance with the provisions of ASC 460-10, “Guarantees,” the Company has determined that the letters of credit issued by the Company to the Independent Lender as part of the CSO Program constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that the Company’s credit services customer enters into an extension of credit agreement with the Independent Lender. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

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

Results of Continuing Operations

Twelve Months Ended December 31, 2011, Compared to Twelve Months Ended December 31, 2010.

The following table details the components of revenue for the fiscal year ended December 31, 2011, as compared to the fiscal year ended December 31, 2010 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$82,508	$70,980	$11,528	16%	16%
Scrap jewelry sales	56,134	39,416	16,718	42%	42%
Pawn loan fees	52,098	44,071	8,027	18%	18%
Credit services fees	48,170	45,384	2,786	6%	6%
Consumer loan fees	193	178	15	8%	8%
Other revenue	1,064	1,009	55	5%	5%
	240,167	201,038	39,129	19%	19%
Mexico revenue:
Retail merchandise sales	154,300	117,556	36,744	31%	29%
Scrap jewelry sales	51,913	41,957	9,956	24%	24%
Pawn loan fees	70,235	58,074	12,161	21%	19%
Consumer loan fees	4,685	4,625	60	1%	-
Other revenue	2	12	(10)	(83)%	(84)%
	281,135	222,224	58,911	27%	25%
Total revenue:
Retail merchandise sales	236,808	188,536	48,272	26%	24%
Scrap jewelry sales	108,047	81,373	26,674	33%	33%
Pawn loan fees	122,333	102,145	20,188	20%	19%
Credit services fees	48,170	45,384	2,786	6%	6%
Consumer loan fees	4,878	4,803	75	2%	-
Other revenue	1,066	1,021	45	4%	4%
	$521,302	$423,262	$98,040	23%	22%

Foreign revenue accounted for 54% of the total revenue for fiscal 2011, while domestic revenue accounted for 46% of total revenue.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of December 31, 2011, as compared to December 31, 2010 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

	Balance at				Increase/(Decrease)
	December 31,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
United States:
Pawn loans	$41,121	$35,319	$5,802	16%	16%
CSO credit extensions held by an
independent third-party (1)	15,147	14,296	851	6%	6%
Other	63	39	24	62%	62%
	56,331	49,654	6,677	13%	13%

Mexico:
Pawn loans	32,166	35,169	(3,003)	(9)%	3%
Other	795	956	(161)	(17)%	(6)%
	32,961	36,125	(3,164)	(9)%	3%

Total:
Pawn loans	73,287	70,488	2,799	4%	10%
CSO credit extensions held by an
independent third-party (1)	15,147	14,296	851	6%	6%
Other	858	995	(137)	(14)%	(3)%
	$89,292	$85,779	$3,513	4%	9%

Pawn inventories:
U.S. pawn inventories	$23,745	$19,730	$4,015	20%	20%
Mexico pawn inventories	20,667	27,676	(7,009)	(25)%	(16)%
	$44,412	$47,406	$(2,994)	(6)%	(1)%

(1)

CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in year-over-year revenue of 23% was due to a combination of significant same-store revenue growth and revenue from new and acquired pawn stores. Same-store revenue grew by 14% in Mexico, while same-store revenue grew by 12% in the United States. The same-store revenue growth is reflective of continued maturation of stores and increased consumer demand for pawn products. The Company believes that it will continue to experience overall growth in pawn revenue in fiscal 2012 from acquisitions, the opening of new stores and maturation of existing stores. Revenue generated by the stores opened or acquired since January 1, 2010, increased by $29,023,000 in Mexico and $16,936,000 in the United States, compared to fiscal 2010.

Total merchandise sales increased by 28% for fiscal 2011, with 29% growth in Mexico and 26% growth in the U.S. Store-based retail sales increased by 26%, primarily the result of a 31% increase in retail sales in Mexico, which reflected continued store maturation and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. The 33% increase in scrap jewelry sales reflected a 26% increase in the weighted-average selling price per ounce of scrap gold, and a 2% increase in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in fiscal 2011 was approximately 64,000 ounces at an average cost of $1,124 per ounce and the average selling price was $1,511 per ounce. The limited increase in scrap jewelry volume was related primarily to pawn operations in Mexico, where the percentage of jewelry pawns and gold buying from customers has decreased as a percentage of the overall product mix compared to the prior year. As a result, scrap gold volumes decreased 4% in Mexico. The shift in inventory mix is the result of the Company’s increased focus on hard good transactions (electronics and appliances) where there is less competition in Mexico, as compared to jewelry lending and gold buying, where there is significantly greater competition. In the U.S., scrap volume increased approximately 8%, and scrap sales grew by 42%, which was primarily due to the increased selling price of gold.

Revenue from pawn loan fees increased 20%, which was composed of an 18% increase in the United States and a 21% increase in Mexico. The U.S. increase was consistent with a 16% year-over-year increase in pawn loans. In Mexico, loan growth during the second half of 2011 was partially affected by an 8% decrease (on a constant currency basis) in northern border markets, compared to loan balance increases of almost 20% in the interior markets of Mexico. The Company attributes much of this regional loan weakness to the effects of currency fluctuations on customer behavior in these markets and reduced overall consumer traffic patterns in northern Mexico. Service fees from consumer loans and credit services transactions increased 6% compared to fiscal 2010, which was consistent with the year-over-year growth in outstanding consumer loans and CSO transaction volumes.

The gross profit margin on total merchandise sales was 38% for fiscal 2011, compared to 40% in fiscal 2010. The decrease was primarily the result of an increased percentage mix of lower margin scrap jewelry sales and a decline in retail margins. The retail merchandise margin, which excludes scrap jewelry sales, was 40% for fiscal 2011, while the margin on wholesale scrap jewelry was 34%, compared to prior-year margins of 42% and 35%, respectively. The change in retail margins related primarily to the increased mix of hard good inventories, compared to jewelry, in Mexico, which typically carry lower margins than retail jewelry. Pawn inventories decreased over the prior year by 6%, which was reflective of larger inventory turnover company-wide and a decrease in the amount of jewelry inventory held in the Mexico stores. At December 31, 2011, the Company’s pawn inventories, at cost, were comprised as follows: 41% jewelry (primarily gold), 38% electronics and appliances, 8% tools and 13% other. On a cost basis, 98% of total inventories at December 31, 2011, had been held for one year or less, while 2% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 24% of consumer loan and credit services fee revenue during fiscal 2011, compared to 27% in fiscal 2010, which reflected the continued maturation of the consumer loan store base and sales. During 2011, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $633,000. The portfolios, which were fully written-off, reduced the loss provision by this same amount. Excluding the benefit of all such sales, the year-to-date loss provision would have been 25%. The Company did not sell bad debt portfolios in fiscal 2010. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $831,000, or 5.2% of the gross loan balance at December 31, 2011, compared to $1,026,000, or 6.7% of the gross loan balance at December 31, 2010, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans decreased to $44,000, or 4.9% of the gross loan balance at December 31, 2011, compared to $53,000, or 5.0% of the gross loan balance at December 31, 2010.

Store operating expenses of $130,294,000 during fiscal 2011 increased by 12% compared to $115,994,000 during fiscal 2010, primarily as a result of new store openings and acquisitions. As a percentage of revenue, store operating expenses declined from 27% in fiscal 2010 to 25% in fiscal 2011, primarily the result of the Company’s ability to leverage same-store revenue increases.

The net store profit contribution from continuing operations for the current year was $155,236,000, which equates to a store-level operating margin of 30%, compared to 29% in 2010, which was reflective of the same-store sales revenue growth and operating leverage.

The average value of the Mexican peso to the U.S. dollar increased from 12.6 to 1 in fiscal 2010 to 12.4 to 1 in the fiscal 2011. However, the end-of-period value of the Mexican peso to the U.S. dollar decreased from 12.4 to 1 at December 31, 2010, to 14.0 to 1 at December 31, 2011. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation while the translated value of peso-denominated assets at December 31, 2011, was decreased. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, the offsetting cost of sales and operating expenses were inflated as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which significantly reduces the Company’s net peso-denominated earnings stream. As a result of these natural currency hedges, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was not significant.

Administrative Expenses, Taxes and Income

Administrative expenses increased 12% to $45,382,000 during fiscal 2011 compared to $40,522,000 during fiscal 2010, which reflected a 14% increase in the weighted-average store count and increased general management and supervisory compensation expense related to geographic expansion and increased store count, revenue and profitability. As a percentage of revenue, administrative expenses declined from 10% in fiscal 2010 to 9% in fiscal 2011.

For fiscal 2011 and 2010, the Company’s effective federal income tax rates were 34.5% and 35.8%, respectively. The decrease in the overall rate for 2011 relates primarily to an increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 38% to $70,865,000 during fiscal 2011 compared to $51,374,000 during fiscal 2010. Including the results from the discontinued operations and the gain from the sale of the Illinois stores, net income was $77,782,000 during fiscal 2011, compared to $57,658,000 during fiscal 2010.

Twelve Months Ended December 31, 2010, Compared to Twelve Months Ended December 31, 2009.

The following table details the components of revenue for the fiscal year ended December 31, 2010, as compared to the fiscal year ended December 31, 2009 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2010	2009	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$70,980	$66,376	$4,604	7%	7%
Scrap jewelry sales	39,416	34,454	4,962	14%	14%
Pawn loan fees	44,071	38,323	5,748	15%	15%
Credit services fees	45,384	39,602	5,782	15%	15%
Consumer loan fees	178	357	(179)	(50)%	(50)%
Other revenue	1,009	1,120	(111)	(10)%	(10)%
	201,038	180,232	20,806	12%	12%
Mexico revenue:
Retail merchandise sales	117,556	84,566	32,990	39%	30%
Scrap jewelry sales	41,957	44,097	(2,140)	(5)%	(5)%
Pawn loan fees	58,074	42,482	15,592	37%	28%
Consumer loan fees	4,625	3,840	785	20%	13%
Other revenue	12	61	(49)	(80)%	(82)%
	222,224	175,046	47,178	27%	20%
Total revenue:
Retail merchandise sales	188,536	150,942	37,594	25%	20%
Scrap jewelry sales	81,373	78,551	2,822	4%	4%
Pawn loan fees	102,145	80,805	21,340	26%	22%
Credit services fees	45,384	39,602	5,782	15%	15%
Consumer loan fees	4,803	4,197	606	14%	7%
Other revenue	1,021	1,181	(160)	(14)%	(14)%
	$423,262	$355,278	$67,984	19%	16%

Foreign revenue accounted for 53% of the total revenue for fiscal 2010, while domestic revenue accounted for 47% of total revenue.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of December 31, 2010, as compared to December 31, 2009 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

	Balance at				Increase/(Decrease)
	December 31,				Constant Currency
	2010	2009	Increase/(Decrease)		Basis
United States:
Pawn loans	$35,319	$31,277	$4,042	13%	13%
CSO credit extensions held by an
independent third-party (1)	14,296	11,837	2,459	21%	21%
Other	39	84	(45)	(54)%	(54)%
	49,654	43,198	6,456	15%	15%

Mexico:
Pawn loans	35,169	22,442	12,727	57%	49%
Other	956	887	69	8%	2%
	36,125	23,329	12,796	55%	47%

Total:
Pawn loans	70,488	53,719	16,769	31%	28%
CSO credit extensions held by an
independent third-party (1)	14,296	11,837	2,459	21%	21%
Other	995	971	24	2%	(3)%
	$85,779	$66,527	$19,252	29%	26%

Pawn inventories:
U.S. pawn inventories	$19,730	$17,285	$2,445	14%	14%
Mexico pawn inventories	27,676	17,152	10,524	61%	53%
	$47,406	$34,437	$12,969	38%	33%

(1)

CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in year-over-year revenue of 19% was due to a combination of significant same-store revenue growth and revenue from new pawn stores. Same-store revenue grew by 12% in Mexico, while same-store revenue grew by 8% in the United States. The same-store revenue growth from Mexico is reflective of continued maturation of stores in Mexico, where the Company has concentrated the majority of its store openings over the past several years. Same-store revenue growth in the United States was primarily the result of strong demand for pawn and consumer loan products and increased revenue from scrap jewelry sales. Same-store sales increased by 12% in the Company’s U.S. consumer loan stores, as a result of increased demand for non-bank sponsored credit products. Revenue generated by the new stores opened since January 1, 2009 increased by $27,485,000 in Mexico and $5,509,000 in the United States, compared to fiscal 2009.

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

Revenue from pawn loan fees increased 26%, which was composed of a 15% increase in the United States and a 37% increase in Mexico. The increase in revenue was reflective of growth in pawn loans of 13% in the United States, which has a more mature store base, and 57% growth in Mexico, where almost half of the stores are less than three years old. The increases in pawn loan fees and receivables were positively impacted by continued consumer credit demand in most markets, new stores and store maturation. Service fees from consumer loans and credit services increased 15% compared to fiscal 2009, which was consistent with the increase in outstanding consumer loans and CSO transaction volumes and reflected strong consumer credit demand.

The gross profit margin on total merchandise sales was 40% for both fiscal 2010 and 2009. The retail merchandise margin, which excludes scrap jewelry sales, was 42% for both fiscal 2010 and 2009. The gross margin on sales of scrap jewelry was 35% during both fiscal 2010 and 2009. Pawn inventories increased over the prior year by 38%, which was reflective of growth in pawn loan balances, especially in Mexico. At December 31, 2010, the Company’s pawn inventories, at cost, were comprised as follows: 42% jewelry (primarily gold), 41% electronics and appliances, 7% tools and 10% other. On a cost basis, 98% of total inventories at December 31, 2010, had been held for one year or less, while 2% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 27% of consumer loan and credit services fee revenue during fiscal 2010, compared to 28% for the prior year. The Company’s loss reserve on consumer loans increased to $53,000, or 5.0% of the gross loan balance at December 31, 2010, compared to $52,000, or 5.1% of the gross loan balance at December 31, 2009. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $1,026,000, or 6.7% of the gross loan balance at December 31, 2010, compared to $890,000, or 7.0% of the gross loan balance at December 31, 2009, which is included as a component of the Company’s accrued liabilities.

Store operating expenses of $115,994,000 during fiscal 2010 increased by 18% compared to $98,432,000 during fiscal 2009, primarily as a result of new store openings and the appreciation of the Mexican peso since January 1, 2009. As a percentage of revenue, store operating expenses declined from 28% in fiscal 2009 to 27% in fiscal 2010, primarily the result of the Company’s ability to leverage same-store revenue increases.

The net store profit contribution from continuing operations for the current year was $122,435,000, which equates to a store-level operating margin of 29%, compared to 28% in 2009, which was reflective of the same-store sales revenue growth and operating leverage.

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

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 18% to $40,522,000 during fiscal 2010 compared to $34,281,000 during fiscal 2009, which reflected a 12% increase in the weighted-average store count and increased general management and supervisory compensation expense related to increased store count, revenue and profitability. As a percentage of revenue, administrative expenses were 10% in both fiscal 2010 and 2009.

Interest expense decreased to $391,000 during fiscal 2010, compared to $765,000 for fiscal 2009, reflecting lower borrowing levels.

For fiscal 2010 and 2009, the Company’s effective federal income tax rates of 35.8% and 37.4%, respectively, differed from the federal statutory tax rate of approximately 35%, primarily as a result of state and foreign income taxes. The decrease in the overall rate for 2010 relates primarily to an increased percentage of income being generated in Mexico, on which the Company is not subject to state income taxes.

Income from continuing operations increased 34% to $51,374,000 during fiscal 2010 compared to $38,296,000 during fiscal 2009. Including the results from discontinued operations, net income was $57,658,000 during fiscal 2010 compared to $49,764,000 during fiscal 2009.

Liquidity and Capital Resources

As of December 31, 2011, the Company’s primary sources of liquidity were $70,296,000 in cash and cash equivalents, $84,987,000 in customer loans, $44,412,000 in inventories and $25,000,000 of available and unused funds under the Company's long-term line of credit with a commercial lender (the “Unsecured Credit Facility”). The Company had working capital of $175,073,000 as of December 31, 2011, and total equity exceeded total liabilities by a ratio of 7.6 to 1.

At December 31, 2011, the Company had $25,000,000 ($50,000,000 subject to lender approval) available under its Unsecured Credit Facility which was scheduled to mature in April 2012. At December 31, 2011, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility charged interest at the prevailing LIBOR rate plus a fixed interest rate margin of 2.0%, which totaled approximately 2.30% at December 31, 2011. Under the terms of the Unsecured Credit Facility, the Company was required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contained provisions that allowed the Company to repurchase stock and/or pay cash dividends within certain parameters and was restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of December 31, 2011, and believed it had the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company was required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

In January 2012, the Company borrowed $13,000,000 under its Unsecured Credit Facility to fund an acquisition and stock repurchases. On February 28, 2012, the Company entered into an agreement to amend and extend the terms of the Unsecured Credit Facility through February 2015. Under the amended terms, the amount of the Unsecured Credit Facility was increased to $50,000,000, which can be increased to $100,000,000, subject to lender approval. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate plus a margin, which varies from 1.5% to 2.0%, depending on the Company’s cash flow leverage ratios as defined in the amended agreement. At February 28, 2012, the interest rate totaled approximately 1.74% and the Company was in compliance with the requirements and covenants of the amended agreement. As of February 28, 2012, the Company had $1,200,000 outstanding under the Unsecured Credit Facility and $48,800,000 available for borrowings.

During the fourth quarter of 2011, the Company repaid the entire remaining balances on notes payable of $1,426,000 related to a July 2010 multi-store pawn acquisition. During the third quarter of 2010, the Company repaid the entire remaining balances on notes payable of $6,066,000 related to a 2008 multi-store pawn acquisition and notes payable of $563,000 related to the 2006 Auto Master acquisition.

Management believes cash flows from operations and available cash balances will be sufficient to fund the Company’s current operating liquidity needs. In general, revenue growth is dependent upon the Company’s ability to fund growth of customer loan balances and inventories. In addition to these factors, merchandise sales, inventory levels and the pace of new store expansions/acquisitions affect the Company’s liquidity. Regulatory developments affecting the Company’s consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in Part I, Item 1. The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (in thousands):

	Year Ended December 31,
	2011	2010	2009

Cash flow provided by operating activities	$80,375	$73,645	$85,213
Cash flow used in investing activities	$(22,104)	$(47,696)	$(17,633)
Cash flow (used in) provided by financing activities	$(52,593)	$13,649	$(71,322)

Working capital	$175,073	$170,376	$101,295
Current ratio	5.94x	5.92x	3.87x
Liabilities to equity ratio	13%	15%	21%
Inventory turns	4.2x	4.1x	4.3x

Net cash provided by operating activities increased $6,730,000, or 9%, from $73,645,000 for fiscal 2010 to $80,375,000 for fiscal 2011. The primary source of operating cash flows in both years relates to net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. In addition, the Company received $19,857,000 in investing cash flows during fiscal 2011 from the sale of the Illinois operations. As a result, net cash used in investing activities decreased $25,592,000, or 54%, in fiscal 2011 compared to fiscal 2010.

Net cash used in financing activities increased $66,242,000, primarily because $55,308,000 was used to repurchase the Company’s common stock during fiscal 2011, while no share repurchases were made in fiscal 2010.

During fiscal 2011, the Company opened 61 new pawn stores in Mexico, ten pawn stores in the United States and acquired eleven pawn stores in the United States. The acquisitions included six stores located in Indiana and Missouri and five locations in Indiana. The aggregate purchase price for the eleven stores was $7,779,000, net of cash acquired. The Company funded the acquisitions of six pawn stores in existing U.S. markets in July 2010. The combined purchase price for these stores was $7,663,000 and was composed of $5,663,000 in cash and notes payable to the selling shareholders of $2,000,000. Capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through operating cash flows. The Company funded $28,974,000 in capital expenditures during fiscal 2011 and expects to fund capital expenditures at a similar rate in fiscal 2012. The Company’s cash flow and liquidity available to fund expansion in 2011 included net cash flow from operating activities of $80,375,000 for fiscal 2011.

The Company intends to continue expansion primarily through new store openings. In January 2012, the Company completed the acquisition of a 29-store chain of pawn stores located in Mexico. The effective purchase price of these stores, net of cash acquired, was approximately $46,700,000 and was paid in a combination of cash and a $4,900,000 note payable to the seller. For 2012, the Company anticipates opening approximately 80 to 90 additional pawnshops (primarily in Mexico) in addition to the 29 stores recently acquired, for a total full-year increase of 110 to 120 stores. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2012.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no definitive commitments for materially significant future acquisitions or other capital commitments. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

Cash used for purchasing property and equipment for existing stores and administrative locations totaled $11,658,000 in fiscal 2011. This amount included approximately $3,592,000 for the purchase of the real estate of four existing U.S. pawn stores which were formerly leased properties.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business for its liquidation of such merchandise. As of December 31, 2011, the Company had forward sales commitments through January 2012 for 4,000 gold ounces of its expected scrap jewelry sales at prices ranging from $1,661 to $1,671 per ounce, and commitments for 13,000 silver ounces at an approximate price of $28 per ounce. Per ASC 815-10-15, which establishes standards for derivatives and hedging, these commitments qualify for an exemption as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

During fiscal 2011, the Company repurchased approximately 1,360,000 shares of common stock at an aggregate cost of $55,308,000 and an average cost per share of $40.68 to complete the 2007-authorized repurchase program. The 2011 repurchases were funded through operating cash flows and existing cash balances; no debt was incurred to fund the repurchases. In December 2011, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash’s outstanding common stock. Subsequent to December 31, 2011, the Company repurchased approximately 632,000 shares of common stock at an aggregate cost of $24,786,000 and an average cost per share of $39.20. The Company currently has approximately 868,000 shares of common stock available for repurchase under the 2011-authorized share repurchase program. The total number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

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

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Year Ended December 31,
	2011	2010	2009

Income from continuing operations	$70,865	$51,374	$38,296
Adjustments:
Income taxes	37,338	28,668	22,879
Depreciation and amortization	11,014	10,451	10,006
Interest expense	135	391	765
Interest income	(278)	(97)	(67)
Earnings before interest, taxes, depreciation and amortization	$119,074	$90,787	$71,879

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

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities, including discontinued operations	$80,375	$73,645	$85,213
Cash flow from investing activities:
Pawn loans	(5,092)	(21,824)	(10,624)
Consumer loans	(116)	(1,824)	(2,340)
Purchases of property and equipment	(28,974)	(18,385)	(15,376)
Free cash flow	$46,193	$31,612	$56,873

Constant Currency

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end of year exchange rate of 12.4 to 1 was used at December 31, 2010, compared to the exchange rate of 14.0 to 1 at December 31, 2011. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year ended December 31, 2010, was 12.6 to 1, compared to the current year rate of 12.4 to 1.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2011, including Cash & Go, Ltd. is as follows:

	Payments Due by Period
	(in thousands)
		Less			More
		Than 1	1 - 3	3 - 5	Than 5
	Total	Year	Years	Years	Years

Operating leases	$83,499	$25,768	$36,322	$15,126	$6,283
Employment contracts	12,256	2,748	4,276	2,151	3,081
Consulting contract with former officer and
director of the Company	3,500	700	1,400	1,400	-
Total	$99,255	$29,216	$41,998	$18,677	$9,364

Off-Balance Sheet Arrangements

The Company offers a fee-based credit services organization program to assist consumers, in Texas markets, in obtaining extensions of credit. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the extension of credit received by the consumer from the Independent Lender if the consumer fails to do so.

For extension of credit products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers’ applications, determining whether to approve an extension of credit based on an application and determining the amount of the extension of credit. The Company is not involved in the Independent Lender’s extension of credit approval processes or in determining the lenders’ approval procedures or criteria. At December 31, 2011, the outstanding amount of active extensions of credit originated and held by the Independent Lender was $15,978,000.

Since the Company may not be successful in collection of delinquent accounts under the CSO Program, the Company’s consumer loan loss provision includes amounts estimated to be adequate to absorb credit losses from extensions of credit in the aggregate consumer loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Estimated losses of $831,000 on portfolios owned by the Independent Lender are included in “accrued liabilities” in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from extensions of credit expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe that inflation has had a material effect on the volume of customer loans originated, merchandise sales, or results of operations.

Seasonality

The Company’s business is subject to seasonal variations, and operating results for each quarter and year-to-date period are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in late December in Mexico, which is associated with statutory Christmas bonuses received by customers, and in the first quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of merchandise sales are gold jewelry and scrap gold sales. At December 31, 2011, the Company held approximately $18,209,000 in jewelry inventories, representing 41% of total inventory. In addition, approximately $35,911,000, or 49% of total pawn loans were collateralized by jewelry, which was primarily gold. Of the Company’s total retail merchandise revenue during fiscal 2011, approximately $47,362,000, or 20%, was gold jewelry sales. Total scrap jewelry sales in fiscal 2011 were $108,047,000, of which a substantial majority was gold. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company’s subsidiaries in Mexico are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenue and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity under the caption, “currency translation adjustment, net of tax.”  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company’s income statement as incurred. Total peso-denominated net assets related to the Company’s Mexican operations were $131,643,000 at December 31, 2011, and the operations in Mexico generated 54% of the Company’s fiscal 2011 revenue. During fiscal 2011, net favorable foreign currency fluctuations, primarily due to appreciation of the Mexican peso, increased consolidated revenue growth by one percentage point. A significant portion of the increase in revenue growth was offset by a corresponding increase in peso-denominated cost of sales and operating expense growth, and accordingly, the net effect on profitability in 2011 was limited. However, potential future Mexican currency declines against the U.S. dollar, which are not offset, could adversely impact the Company’s future results.

Item 8. Financial Statements and Supplementary Data

The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 15(1) and (2) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Report of Management on Internal Control Over Financial Reporting is included in Item 9A. of this annual report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Cash Financial Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Cash Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries, as of December 31, 2011, and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2011, and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ Hein & Associates LLP

Dallas, Texas

February 29, 2012

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:			Page
	Report of Independent Registered Public Accounting Firm			F-1
	Consolidated Balance Sheets			F-2
	Consolidated Statements of Income			F-3
	Consolidated Statements of Comprehensive Income			F-4
	Consolidated Statements of Changes in Stockholders’ Equity			F-5
	Consolidated Statements of Cash Flows			F-8
	Notes to Consolidated Financial Statements			F-10

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

			Incorporated by Reference
	Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
	3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
	3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
	4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
	10.1	Consulting Agreement - Phillip E. Powell *	10-K	0-19133	10.2	03/16/2005
	10.2	First Cash Financial Services, Inc. 1999 Stock Option Plan *	S-3	333-71077	10.63	01/25/1999
	10.3	Executive Incentive Compensation Plan *	DEF 14A	0-19133	A	04/30/2003
	10.4	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/29/2004
	10.5	Stock Purchase Agreement - Auto Master	8-K	0-19133	2.1	08/28/2006
	10.6	Amendment to Consulting Agreement - Phillip E. Powell *	10-K	0-19133	10.12	03/16/2007
	10.7	Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.1	11/09/2007
	10.8	Employment Agreement - Stephen O. Coffman *	DEF 14A	0-19133	A	04/29/2008
	10.9	Asset Purchase Agreement - Sale of Auto Master to Interstate Auto Group, Inc.	8-K	0-19133	10.1	12/09/2008
	10.10	Collection Services Agreement - Interstate Auto Group, Inc.	8-K	0-19133	10.2	12/09/2008
	10.11	Stock Purchase Agreement - Central America Capital, S.A. de C.V.	8-K	0-19133	10.1	12/11/2008
	10.12	Amendment No. 2 to Consulting Agreement - Phillip E. Powell *	10-Q	0-19133	10.1	05/05/2010
	10.13	Amendment No. 1 to First Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.2	05/05/2010
	10.14	Amended and Restated Employment Agreement - Stephen O. Coffman *	10-Q	0-19133	10.3	05/05/2010
	10.15	Employment Agreement - R. Douglas Orr *	10-Q	0-19133	10.4	05/05/2010
	10.16	Amended and Restated Credit Agreement - JPMorgan Chase Bank, N.A.	10-Q	0-19133	10.5	05/05/2010
	10.17	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
	10.18	Membership Interest Purchase Agreement - BBR Unlimited, LLC	8-K	0-19133	10.1	01/17/2012
	10.19	First Amendment to Amended and Restated Credit Agreement					X
	14.1	Amended and Restated Code of Ethics	10-K	0-19133	14.1	03/15/2010
	21.1	Subsidiaries					X
	23.1	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP					X
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
	101 (1)

The following financial information from our Annual Report on Form 10-K for fiscal 2011, filed with the SEC on February 29, 2012, are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2011, and December 31, 2010; (ii) Consolidated Statements of Income for the year ended December 31, 2011, December 31, 2010, and December 31, 2009; (iii) Consolidated Statements of Comprehensive Income for the year ended December 31, 2011, December 31, 2010, and December 31, 2009; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2011, December 31, 2010, and December 31, 2009; (v) Consolidated Statements of Cash Flows for the year ended December 31, 2011, December 31, 2010, and December 31, 2009; and (vi) Notes to Consolidated Financial Statements.

							X

		*	Indicates management contract or compensatory plan, contract or arrangement.

		(1)

The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2012	FIRST CASH FINANCIAL SERVICES, INC. (Registrant)

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

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 29, 2012

/s/ JORGE MONTAÑO Jorge Montaño	Director	February 29, 2012

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2011, and 2010, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the three years ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2011, and 2010, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Cash Financial Services, Inc., and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Hein & Associates LLP

Dallas, Texas

February 29, 2012

F-1

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$70,296	$67,240
Pawn loan fees and service charges receivable	10,842	10,446
Pawn loans	73,287	70,488
Consumer loans, net	858	995
Inventories	44,412	47,406
Prepaid expenses and other current assets	9,705	5,644
Deferred tax assets	1,078	-
Current assets of discontinued operations	-	2,779
Total current assets	210,478	204,998

Property and equipment, net	73,451	58,425
Goodwill, net	70,395	68,595
Other non-current assets	2,772	2,668
Non-current assets of discontinued operations	-	7,760
Total assets	$357,096	$342,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$-	$465
Accounts payable and accrued liabilities	25,629	27,730
Income taxes payable	9,776	5,436
Deferred taxes payable	-	991
Total current liabilities	35,405	34,622

Notes payable, net of current portion	-	1,386
Deferred income tax liabilities	6,319	8,434
Total liabilities	41,724	44,442

Commitments and contingencies (Note 12 and Note 15)

Stockholders' equity:
Preferred stock; $.01 par value; 10,000 shares authorized; no shares issued or
outstanding	-	-
Common stock; $.01 par value; 90,000 shares authorized;
38,291 and 38,002 shares issued, respectively;
30,091 and 31,162 shares outstanding, respectively	383	380
Additional paid-in capital	147,649	142,344
Retained earnings	333,523	255,741
Accumulated other comprehensive loss from cumulative foreign currency
translation adjustments	(13,463)	(3,049)
Common stock held in treasury, 8,200 and 6,840 shares at cost, respectively	(152,720)	(97,412)
Total stockholders' equity	315,372	298,004
Total liabilities and stockholders' equity	$357,096	$342,446

The accompanying notes are an integral part of these consolidated financial statements.

F-2

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Merchandise sales	$344,855	$269,909	$229,493
Pawn loan fees	122,333	102,145	80,805
Consumer loan and credit services fees	53,048	50,187	43,799
Other revenue	1,066	1,021	1,181
Total revenue	521,302	423,262	355,278

Cost of revenue:
Cost of goods sold	213,453	162,045	138,090
Consumer loan and credit services loss provision	12,888	13,757	12,434
Other cost of revenue	211	157	162
Total cost of revenue	226,552	175,959	150,686

Net revenue	294,750	247,303	204,592

Expenses and other income:
Store operating expenses	130,294	115,994	98,432
Administrative expenses	45,382	40,522	34,281
Depreciation and amortization	11,014	10,451	10,006
Interest expense	135	391	765
Interest income	(278)	(97)	(67)
Total expenses and other income	186,547	167,261	143,417

Income from continuing operations before income taxes	108,203	80,042	61,175

Provision for income taxes	37,338	28,668	22,879

Income from continuing operations	70,865	51,374	38,296

Income from discontinued operations, net of tax (Note 5)	6,917	6,284	11,468
Net income	$77,782	$57,658	$49,764

Basic income per share:
Income from continuing operations (basic)	$2.31	$1.70	$1.30
Income from discontinued operations (basic)	0.22	0.20	0.38
Net income per basic share	$2.53	$1.90	$1.68

Diluted income per share:
Income from continuing operations (diluted)	$2.25	$1.65	$1.27
Income from discontinued operations (diluted)	0.22	0.21	0.38
Net income per diluted share	$2.47	$1.86	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

F-3

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$77,782	$57,658	$49,764
Other comprehensive income (loss):
Currency translation adjustment, gross	(15,797)	5,546	4,884
Tax (expense) benefit	5,383	(2,104)	(1,807)
Comprehensive income	$67,368	$61,100	$52,841

The accompanying notes are an integral part of these consolidated financial statements.

F-4

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
					Additional		Other			Total
	Preferred		Common		Paid-In	Retained	Comprehensive	Common Stock		Stockholders'
	Stock		Stock		Capital	Earnings	Loss	Held in Treasury		Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at
12/31/2010	-	$-	38,002	$380	$142,344	$255,741	$(3,049)	6,840	$(97,412)	$298,004
Shares issued
under share-
based comp-
ensation
plan	-	-	289	3	-	-	-	-	-	3
Exercise of
stock
options and
warrants	-	-	-	-	2,475	-	-	-	-	2,475
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	2,088	-	-	-	-	2,088
Share-based
compensation
expense	-	-	-	-	742	-	-	-	-	742
Net income	-	-	-	-	-	77,782	-	-	-	77,782
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	(10,414)	-	-	(10,414)
Repurchases
of treasury
stock	-	-	-	-	-	-	-	1,360	(55,308)	(55,308)
Balance at
12/31/2011	-	$-	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372

The accompanying notes are an integral part of these consolidated financial statements.

F-5

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

							Accumulated
					Additional		Other			Total
	Preferred		Common		Paid-In	Retained	Comprehensive	Common Stock		Stockholders'
	Stock		Stock		Capital	Earnings	Loss	Held in Treasury		Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at
12/31/2009	-	$-	36,697	$367	$117,892	$198,083	$(6,491)	6,840	$(97,412)	$212,439
Shares issued
under share-
based comp-
ensation
plan	-	-	1,305	13	-	-	-	-	-	13
Exercise of
stock
options and
warrants	-	-	-	-	17,292	-	-	-	-	17,292
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	6,154	-	-	-	-	6,154
Share-based
compensation
expense	-	-	-	-	1,006	-	-	-	-	1,006
Net income	-	-	-	-	-	57,658	-	-	-	57,658
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	3,442	-	-	3,442
Repurchases
of treasury
stock	-	-	-	-	-	-	-	-	-	-
Balance at
12/31/2010	-	$-	38,002	$380	$142,344	$255,741	$(3,049)	6,840	$(97,412)	$298,004

The accompanying notes are an integral part of these consolidated financial statements.

F-6

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

							Accumulated
					Additional		Other			Total
	Preferred		Common		Paid-In	Retained	Comprehensive	Common Stock		Stockholders'
	Stock		Stock		Capital	Earnings	Loss	Held in Treasury		Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at
12/31/2008	-	$-	36,099	$361	$112,750	$148,319	$(9,568)	6,840	$(97,412)	$154,450
Shares issued
under share-
based comp-
ensation
plan	-	-	598	6	-	-	-	-	-	6
Exercise of
stock
options and
warrants	-	-	-	-	2,112	-	-	-	-	2,112
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	2,759	-	-	-	-	2,759
Share-based
compensation
expense	-	-	-	-	346	-	-	-	-	346
Distribution to
joint venture	-	-	-	-	(75)	-	-	-	-	(75)
Net income	-	-	-	-	-	49,764	-	-	-	49,764
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	3,077	-	-	3,077
Repurchases
of treasury
stock	-	-	-	-	-	-	-	-	-	-
Balance at
12/31/2009	-	$-	36,697	$367	$117,892	$198,083	$(6,491)	6,840	$(97,412)	$212,439

The accompanying notes are an integral part of these consolidated financial statements.

F-7

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income	$77,782	$57,658	$49,764
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	156	1,914	1,735
Share-based compensation expense	742	1,006	346
Depreciation and amortization expense	11,026	10,513	11,112
Deferred income taxes	1,200	1,845	16,076
Net gain on sales of consumer loan stores	(9,965)	-	(1,841)
Changes in operating assets and liabilities:
Pawn fees and service charges receivable	(697)	(2,176)	(867)
Automotive finance receivables	500	2,138	7,566
Merchandise inventories	445	(3,875)	(1,842)
Prepaid expenses and other assets	(4,576)	1,169	(686)
Accounts payable and accrued expenses	(883)	6,966	(71)
Income taxes payable, current	4,645	(3,513)	3,921
Net cash flow provided by operating activities	80,375	73,645	85,213
Cash flow from investing activities:
Pawn loan receivables	(5,092)	(21,824)	(10,624)
Consumer loans	(116)	(1,824)	(2,340)
Purchases of property and equipment	(28,974)	(18,385)	(15,376)
Proceeds from sales of consumer loan stores	19,857	-	12,014
Acquisitions of pawn stores	(7,779)	(5,663)	(1,307)
Net cash flow used in investing activities	(22,104)	(47,696)	(17,633)
Cash flow from financing activities:
Payments of debt	(1,851)	(9,810)	(76,199)
Purchases of treasury stock	(55,308)	-	-
Proceeds from exercise of share-based compensation awards	2,478	17,305	2,118
Income tax benefit from exercise of stock options and warrants	2,088	6,154	2,759
Net cash flow provided by (used in) financing activities	(52,593)	13,649	(71,322)
Effect of exchange rates on cash	(2,622)	865	1,513
Change in cash and cash equivalents	3,056	40,463	(2,229)
Cash and cash equivalents at beginning of the year	67,240	26,777	29,006
Cash and cash equivalents at end of the year	$70,296	$67,240	$26,777

The accompanying notes are an integral part of these consolidated financial statements.

F-8

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$145	$265	$1,564
Income taxes	$24,579	$22,336	$6,260

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn receivables settled through
forfeitures of collateral transferred to inventories	$90,293	$98,134	$78,960

Supplemental disclosure of non-cash financing activity:
Notes payable issued in connection with pawn acquisitions	$-	$2,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-9

FIRST CASH FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (the “Company”) was incorporated in Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawn loans, certain of the Company’s pawn stores offer short-term consumer loans and credit services. The Company also operates consumer loan stores that provide consumer loans, credit services, check cashing, and other related financial services. As of December 31, 2011, the Company owned and operated 570 pawn stores and 108 consumer loan stores in eight U.S. states and 22 states in Mexico.

The Company manages its pawn and short-term loan operations under three operating segments: U.S. pawn operations, U.S. short-term loan operations and Mexico operations. The three operating segments have been aggregated into one reportable segment because they have similar economic characteristics and similar long-term financial performance metrics. Additionally, all three segments offer similar and overlapping products and services to a similar customer demographic, operate in similar regulatory environments, and are supported by a single, centralized administrative support platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. In February 2011, the Company acquired six pawn stores located in Indiana and Missouri. In November 2011, the Company acquired five pawn stores located in Indiana. The results of operations for these acquired stores have been consolidated with the Company’s results of operations since the acquisitions. In 2010, the Company acquired six pawn stores located in Maryland and Texas, and the results of operations for the acquired stores have been consolidated since the acquisitions in July 2010. In 2009, the Company acquired two pawn stores located in Dallas, Texas, and the results of operations for the acquired stores have been consolidated since the acquisition in June 2009. All significant intercompany accounts and transactions have been eliminated. See Note 4.

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Customer loans and revenue recognition - Pawn loans are secured by the customer’s pledge of tangible personal property with terms of typically 30 days. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawns and through purchases of used goods directly from the general public. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. The Company melts some jewelry and sells the precious metal content at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

Consumer loans are unsecured cash advances and installment loans with terms that range from 7 to 365 days. The Company accrues consumer loan fees on a constant-yield basis over the term of the consumer loan. The Company offers a credit services product (“CSO Program”) to assist customers in obtaining an extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”). The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lender. The extensions of credit made by the Independent Lender to credit services customers of the Company have terms of 7 to 35 days. The Company records a liability for any collected, but unearned, credit services fees received from its customers.

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required, as the fair value of the pledged collateral is significantly in excess of the pawn loan amount. The Company maintains an allowance for credit losses on consumer loans on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its consumer loans. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (e.g., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The Company considers consumer loans to be in default if they are not repaid on the due date and writes off the principal amount and service charge receivable as of the default date. Net defaults and changes in the consumer loan allowance are charged to the consumer loan loss provision. Under the CSO Program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as bad debt in the consumer loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The allowances for credit losses and the estimated fair value of the liability under the letters of credit are periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Changes in the liability for credit services losses are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$1,026	$890	$749
Provision for credit losses under letters of credit	12,112	12,826	11,533
Amounts paid to Independent Lender under letters
of credit, net of recoveries from customers	(12,307)	(12,690)	(11,392)
Balance at end of year	$831	$1,026	$890

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

Store operating expenses - Costs incurred in operating the pawn stores and consumer loan stores have been classified as store operating expenses. Operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies, depreciation, cash shortages and other costs incurred by the stores.

Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received or when the previous payments are forfeited to the Company.

Inventories - Inventories represent merchandise purchased directly from the public and merchandise acquired from forfeited pawns. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary. The Company presents merchandise sales net of any sales or value-added taxes collected.

Property and equipment - Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method based on estimated useful lives of fifteen years for buildings and three to five years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life, if shorter. Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's reporting units, which are tested for impairment, are U.S. Pawn Operations, U.S. Consumer Loan Operations and Mexico Operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology.

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any impairment loss for the fiscal years ended December 31, 2011, 2010 and 2009.

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

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense from continuing operations for the fiscal years ended December 31, 2011, 2010 and 2009, was $1,756,000, $2,124,000, and $1,236,000, respectively.

Share-based compensation - All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value. The Company recognizes compensation cost net of estimated forfeitures and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations of future forfeitures. The Company records share-based compensation cost as an administrative expense. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies. See Note 14.

Earnings per share - Basic income per share is computed by dividing income by the weighted-average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations for calculating basic
and diluted earnings per share	$70,865	$51,374	$38,296

Income from discontinued operations	6,917	6,284	11,468
Net income for calculating basic and diluted
earnings per share	$77,782	$57,658	$49,764

Denominator:
Weighted-average common shares for calculating basic
earnings per share	30,706	30,266	29,559
Effect of dilutive securities:
Stock options, warrants and nonvested awards	792	792	632
Weighted-average common shares for calculating diluted
earnings per share	31,498	31,058	30,191

Basic earnings per share:
Income from continuing operations (basic)	$2.31	$1.70	$1.30
Income from discontinued operations (basic)	0.22	0.20	0.38
Net income per basic share	$2.53	$1.90	$1.68

Diluted earnings per share:
Income from continuing operations (diluted)	$2.25	$1.65	$1.27
Income from discontinued operations (diluted)	0.22	0.21	0.38
Net income per diluted share	$2.47	$1.86	$1.65

Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Significant estimates include allowances for doubtful accounts receivable and related credit loss provisions and impairment of goodwill.

Reclassification - Certain amounts for the years ended December 31, 2009, and 2010 have been reclassified in order to conform to the 2011 presentation.

Recent accounting pronouncements - In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material effect on the Company’s financial statement disclosures.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted, and the Company adopted ASU 2011-05 beginning in the second quarter of 2011. The adoption of ASU 2011-05 did not impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers certain aspects of ASU 2011-05 that relate to the presentation of reclassification adjustments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2012. The Company does not anticipate any such reclassifications, and, therefore, does not expect ASU 2011-12 to have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and the Company adopted ASU 2011-08 as of December 31, 2011. The adoption of ASU 2011-08 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures, as the value of goodwill was not affected by the adoption of this standard.

NOTE 3 - CAPITAL STOCK

In March 2008, the Company’s Board of Directors authorized an amendment to the 2007-authorized share repurchase program which allows the Company to repurchase up to 3,000,000 shares of its common stock. During fiscal 2011, the Company repurchased approximately 1,360,000 shares of common stock at an aggregate cost of $55,308,000 to complete the 2007-authorized repurchase program, as amended. During fiscal 2010 and 2009, the Company did not repurchase any shares of common stock.

In December 2011, the Company’s Board of Directors authorized a new share repurchase program which allows the Company to repurchase up to 1,500,000 shares of its common stock. Under its share repurchase program, the Company can purchase common stock in open market transaction, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

NOTE 4 - ACQUISITIONS

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in November 2011, the Company acquired the pawn loans, inventory, layaways and other operating assets of five pawn stores located in Indiana from R&R Pawn, Inc. The purchase price for the all-cash transaction was $3,829,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill in the amount of $1,806,000, which is expected to be deductible for tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition on November 4, 2011. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in February 2011, the Company acquired the pawn loans, inventory, layaways and other operating assets of six pawn stores located in Indiana and Missouri from Cash-N-Pawn of Indiana, Ltd., Cash-N-Pawn of Missouri, Ltd. and Cash-N-Pawn International, Ltd. The purchase price for the all-cash transaction was $3,950,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill in the amount of $2,704,000, which is expected to be deductible for tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition on February 8, 2011. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in July 2010, the Company acquired the pawn loans, inventory, layaways and other operating assets of five pawn stores located in Maryland and one pawn store located in Texas from King Pawn Financial Services, Inc. and Minit Pawn Shop, Inc., respectively. The combined purchase price for these stores was $7,663,000 and was composed of $5,663,000 in cash and notes payable to the selling shareholders of $2,000,000. The acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisitions. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill in the amount of $5,382,000, which is expected to be deductible for tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisitions on July 1, 2010, and July 12, 2010. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operations earned during the year of acquisition, have not been presented because the acquisitions were not significant in relation to the Company’s consolidated financial position or results of operations.

NOTE 5 - DISCONTINUED OPERATIONS

Consumer Loan Operations

The Company’s strategy has been to increase focus on its pawn operations and further reduce regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. In March 2011, the Company sold all ten of its consumer loan stores located in Illinois to a privately-held operator of check cashing and consumer lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. The Company recorded a gain of $5,979,000, net of tax, or $0.19 per share, from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share during fiscal 2011. Comparable after-tax earnings were $2,881,000, or $0.10 per share in 2010, and $2,860,000, or $0.09 per share in 2009.

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricted the offering of such products. The after-tax earnings from operations for the Maryland credit services operation were $887,000, or $0.03 per share in 2010, and $695,000, or $0.03 per share in 2009.

In December 2009, the Company sold all 22 of its consumer loan stores located in California, Washington and Oregon (“West Coast stores”) to a privately-held operator. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired a significant number of the employees. The after-tax loss from operations for the West Coast stores was $101,000 in fiscal 2010. The Company recorded a gain of $901,000, or $0.03 per share, net of tax, from the sale of these stores in 2009. The after-tax earnings from operations for the West Coast stores were $1,376,000, or $0.05 per share in 2009.

The Company completed the sale of eight consumer/payday loan stores in Michigan to another operator in the third quarter of 2009 and closed the remaining four stores in Michigan. Under the terms of the asset purchase agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired a significant number of the employees. In addition, five under-performing consumer loan/credit services stores in Texas were closed during the first quarter of 2009 and four such stores were closed during the second quarter of 2009. Associated with this sale and these store closings, the Company recorded after-tax charges of $1,111,000, or $0.04 per share in 2009.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued consumer loan and credit services operations. There were no assets or liabilities for these discontinued operations at December 31, 2011. The carrying amounts of the assets for these discontinued operations at December 31, 2010, and 2009 included loans of $2,279,000 and $2,424,000, respectively, which were classified as a component of current assets. In addition, goodwill of approximately $7,800,000 related to the Illinois stores was classified as a component of non-current assets at December 31, 2010, and 2009. The carrying amounts of the liabilities for these discontinued operations at December 31, 2010, and 2009 were immaterial.

The following table summarizes the operating results, including gains or losses from disposition, of the Illinois, Maryland, West Coast, Michigan and certain Texas consumer loan/credit services operations which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Consumer loan and credit services fees	$1,458	$10,344	$20,907
Consumer loan and credit services loss provision	(12)	(1,658)	(3,508)
Net revenue	1,446	8,686	17,399

Expenses and other (gain) loss:
Operating and administrative expenses	577	3,035	9,729
Depreciation and amortization	12	62	363
Net gain on sale/disposal of assets	(9,965)	-	(471)
	(9,376)	3,097	9,621

Income from discontinued operations before income taxes	10,822	5,589	7,778

Tax expense	(4,329)	(1,922)	(3,057)

Net income from discontinued operations	$6,493	$3,667	$4,721

Net income from discontinued operations per basic share	$0.21	$0.12	$0.16

Net income from discontinued operations per diluted share	$0.21	$0.13	$0.16

Auto Master Buy-Here/Pay-Here Operation

In September 2008, the Company sold its buy-here/pay-here automotive business, Auto Master. A collections agreement (“Collections Agreement”) associated with the sale provides that the buyer manages all collections and loan servicing activities of Auto Master’s outstanding customer receivable portfolio. All principal amounts, finance charges and related fees collected by the buyer, as well as any proceeds from sales of repossessed vehicles, are remitted to the Company as collected, net of a collection management fee, based on a calculation as described in the Collections Agreement. The Company received these cash flows over the term of the outstanding customer notes receivable, the majority of which matured in 2009 and 2010. These are considered to be indirect cash flows, as the Company has limited control over the collections operations of the buyer. As a result, the customer loan balances are not considered as held for sale and are reported in discontinued operations for all periods presented.

All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued Auto Master operation. Discontinued operations include the revenue and expenses which can be specifically identified with Auto Master, and exclude any allocation of general administrative corporate costs, except interest expense. Interest expense in fiscal 2009 of $773,000 was allocated to Auto Master based on the amount of net funds advanced to Auto Master at the Company’s corporate cost of funds.

After-tax net income from the discontinued Auto Master operation was $424,000, or $0.01 per share in 2011, $2,617,000, or $0.08 per share in 2010, and $6,747,000, or $0.22 per share in 2009. These earnings were primarily from collections of the remaining customer receivable portfolio in excess of estimated liquidation fair value. The Company realized net cash collections of $1,263,000, $5,240,000 and $20,936,000 on these accounts during 2011, 2010 and 2009, respectively, and recorded a pre-tax benefit of approximately $763,000, $3,102,000 and $13,370,000, respectively, from these cash collections as compared to the estimated fair value of the receivables recorded on the Company’s balance sheet. The Company completed the cash collections of these Auto Master receivables during 2011, as the outstanding receivable balances were fully collected and/or written-off.

There were no assets or liabilities for this discontinued operation at December 31, 2011. At December 31, 2010, the remaining Auto Master gross receivables, net of estimated collection costs, totaled approximately $1,797,000, which the Company carried, as a component of current assets, at an estimated fair value of $500,000.

The following table summarizes the operating results of Auto Master, which has been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$-	$-	$131
Cost of revenue	-	-	(115)
Net revenue	-	-	16

Expenses and other (gain) loss:
Operating and administrative expenses	57	58	1,337
Depreciation and amortization	-	-	-
Gain on excess collections of notes receivable	(764)	(3,102)	(13,370)
Gain on sale of real estate	-	(293)	-
	(707)	(3,337)	(12,033)

Income from discontinued operations before income taxes	707	3,337	12,049

Tax expense	(283)	(720)	(5,302)

Net income from discontinued operations	$424	$2,617	$6,747

Net income from discontinued operations per basic share	$0.01	$0.08	$0.22

Net income from discontinued operations per diluted share	$0.01	$0.08	$0.22

NOTE 6 - FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The valuation of the Company’s financial instruments as of December 31, 2011, and 2010, were $0 and $500,000, respectively.

The following table summarizes the changes in the fair value of the Company’s level 3 assets (in thousands):

	Year Ended December 31,
	2011	2010	2009
Level 3 Assets - Automotive Finance Receivables:
Balance at beginning of year	$500	$2,638	$10,204
Net cash collections of principal	(1,263)	(5,240)	(20,936)
Adjustments for realized gains from collections	763	3,102	13,370
Balance at end of year	$-	$500	$2,638

NOTE 7 - CUSTOMER LOANS AND VALUATION ACCOUNTS

Customer loans, net of unearned finance fees, consist of the following (in thousands):

		Consumer
	Pawn	Loan	Total
December 31, 2011
Total customer loans	$73,287	$902	$74,189
Less allowance for doubtful accounts	-	(44)	(44)
	$73,287	$858	$74,145

December 31, 2010
Total customer loans	$70,488	$1,048	$71,536
Less allowance for doubtful accounts	-	(53)	(53)
	$70,488	$995	$71,483

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment used in continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2011	2010
Land	$9,108	$7,687
Buildings	10,705	5,508
Furniture, fixtures, equipment and leasehold improvements	125,173	110,976
	144,986	124,171
Less: accumulated depreciation	(71,535)	(65,746)
	$73,451	$58,425

Depreciation expense from continuing operations for the fiscal years ended December 31, 2011, 2010 and 2009, was $10,813,000, $10,300,000, and $9,865,000, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2011	2010

Deferred layaway sales revenue	$6,583	$6,093
Sales, property and payroll withholding taxes payable	4,080	4,369
Accrued compensation	3,993	6,683
Trade accounts payable	3,325	2,679
Benefits liabilities and withholding payable	1,373	1,231
Reserves for expected losses on outstanding CSO letters of credit	831	1,026
Other accrued liabilities	5,444	5,649
	$25,629	$27,730

NOTE 10 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE

At December 31, 2011, the Company maintained a line of credit with a commercial lender (“the Unsecured Credit Facility”) in the amount of $25,000,000 ($50,000,000 subject to lender approval), which was scheduled to mature in April 2012. At December 31, 2011, the Company had no outstanding balance under the Unsecured Credit Facility. The Unsecured Credit Facility charged interest at the prevailing LIBOR rate plus a fixed interest rate margin of 2.0%, which totaled approximately 2.30% at December 31, 2011. Under the terms of the Unsecured Credit Facility, the Company was required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contained provisions that allowed the Company to repurchase stock and/or pay cash dividends within certain parameters and was restricted from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of December 31, 2011, and believed it had the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company was required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

Subsequent to December 31, 2011, the Company entered into an agreement to amend and extend the terms of the Unsecured Credit Facility through February 2015. Under the terms of the amendment dated February 28, 2012, the amount of the Unsecured Credit Facility was increased to $50,000,000, which can be increased to $100,000,000, subject to lender approval. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate plus a margin, which varies from 1.5% to 2.0%, depending on the Company’s cash flow leverage ratios as defined in the amended agreement.

During the fourth quarter of 2011, the Company repaid the entire remaining balances on notes payable of $1,426,000 related to a July 2010 multi-store pawn acquisition. See Note 4. During the third quarter of 2010, the Company repaid the entire remaining balances on notes payable of $6,066,000 related to a 2008 multi-store pawn acquisition and notes payable of $563,000 related to a 2006 acquisition.

As of December 31, 2011, the Company had no outstanding debt.

NOTE 11 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2011, 2010 and 2009, consist of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009

Income from continuing operations before income taxes	$108,203	$80,042	$61,175

Current income taxes:
Federal	$16,878	$13,508	$7,678
Foreign	17,304	12,606	9,564
State and local	749	710	1,379
	34,931	26,824	18,621
Deferred income taxes	2,407	1,844	4,258
	$37,338	$28,668	$22,879

The provision for income taxes related to discontinued operations was an expense of $4,612,000, $2,642,000 and $8,359,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The principal current and non-current deferred tax assets and liabilities consist of the following at December 31, 2011, and 2010 (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Cumulative foreign translation adjustment	$7,091	$1,708
Interest accrual on pawn forfeits	931	1,043
Foreign tax credits	304	3,506
Other	852	800
Total deferred tax assets	9,178	7,057

Deferred tax liabilities:
Intangible asset amortization	13,855	14,023
Functional currency tax-basis adjustment	-	1,962
Other	564	497
Total deferred tax liabilities	14,419	16,482
Net deferred tax liablities	$(5,241)	$(9,425)

Reported as:
Current deferred tax assets	$1,078	$-
Current deferred taxes payable	-	(991)
Non-current deferred income tax liabilities	(6,319)	(8,434)
Net deferred tax liabilities	$(5,241)	$(9,425)

The effective rate on income from continuing operations differs from the U.S. federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,
	2011	2010	2009

Tax at the U.S. federal statutory rate	$37,871	$28,015	$21,411
State income taxes, net of federal tax benefit of $262, $249 and
$483, respectively	487	462	896
Other taxes and adjustments, net	(1,020)	191	572
	$37,338	$28,668	$22,879

The Company determines whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax liabilities that could arise would be classified as interest expense in the Consolidated Statements of Income. There were no such interest or penalties for the fiscal years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, and 2010, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties. The Company does not believe that its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal income tax returns for the years ended December 31, 2006, 2007, 2008 and 2009 are currently being examined by the U.S. Internal Revenue Service. As of the close of the calendar year, no adjustments have been proposed. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2006. The Company’s state income tax returns are not subject to examination for the tax years prior to 2008 with the exception of three states, which are not subject to examination for tax years prior to 2007. With respect to Mexico, the tax years prior to 2006 are closed to examination.

The Company has cumulative foreign tax credits of $304,000 as of the end of 2011, which will expire at the end of 2018. The Company expects that it will utilize the foreign tax credits prior to their expiration.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

Fiscal
2012	$25,768
2013	20,957
2014	15,365
2015	10,447
2016	4,679
Thereafter	6,283
$83,499

Rent expense from continuing operations under such leases was $28,340,000, $23,747,000, and $19,837,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Litigation

The Company is, from time to time, a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

Guarantees

The Company offers a CSO Program to assist consumers in its Texas markets in obtaining credit. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 35 days and bear interest at a rate of 10% on an annualized basis. The Independent Lender is considered a variable interest entity of the Company. The net loans outstanding represent less than 50% of the Independent Lender’s total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it, and, therefore, is not deemed to be the primary beneficiary and does not consolidate the Independent Lender’s results with its results.

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2011, was $17,645,000, and $16,989,000 at December 31, 2010. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities, which was immaterial at December 31, 2011. The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future losses. See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations” of Item 7.

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business for its liquidation of such merchandise. As of December 31, 2011, the Company had forward sales commitments through January 2012 for 4,000 gold ounces of its expected scrap jewelry sales and commitments for 13,000 silver ounces. These commitments qualify for an exemption as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

Contingent Assessment

The Company transfers scrap jewelry generated by its pawn operations in Mexico into the United States, where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $620,000, including accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company is appealing the assessments issued to date by CBP, however, it cannot assess the likelihood that such appeals will be successful.

NOTE 13 - GOODWILL

The Company performed its assessment of goodwill and determined there was no impairment as of December 31, 2011, and 2010.

The accumulated amortization for goodwill was $8,079,000 at December 31, 2011, and 2010. Changes in the carrying value of goodwill were as follows (in thousands):

December 31, 2011
Balance, beginning of year	$68,595
Acquisitions (Note 4)	4,510
Foreign currency adjustments	(2,710)
Balance, end of year	$70,395

December 31, 2010
Balance, beginning of year	$61,971
Acquisitions (Note 4)	5,382
Foreign currency adjustments	1,242
Balance, end of year	$68,595

NOTE 14 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has previously adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. During 2011, the Company’s shareholders approved the 2011 Long-Term Incentive Plan, which allows for additional equity grants. Under these plans, the Company has granted qualified and non-qualified common stock options and nonvested common stock awards to officers, directors and other key employees. At December 31, 2011, 1,162,000 shares were reserved for future grants under the plans. In addition, the Company has previously issued warrants to purchase shares of common stock to certain key members of management, directors and other third parties.

Stock Options and Warrants

Historically, common stock options and warrants have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option and warrant exercises.

Options and warrants outstanding as of December 31, 2011, are as follows (in thousands, except exercise price and life):

Ranges of			Total Warrants	Weighted-Average	Currently
Exercise Prices			and Options	Remaining Life	Exercisable
$2.67	-	$5.00	255 (1)	1.3	243 (1)
$5.01	-	$10.00	90	6.2	50
$10.01	-	$15.00	489	3.5	489
$15.01	-	$20.00	1,160	3.5	1,160
$20.01	-	$25.00	25	5.3	8
$35.01	-	$40.00	90	9.4	-
			2,109	3.6	1,950

(1) Includes 240,000 outstanding warrants at an exercise price of $3.83.

A summary of stock option and warrant activity for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except exercise price):

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,292	$14.63	3,567	$14.25	4,216	$12.80
Granted	90	39.11	-	-	-	-
Exercised	(273)	9.08	(1,275)	13.57	(599)	3.54
Canceled or forfeited	-	-	-	-	(50)	20.00
Outstanding at end of year	2,109	16.39	2,292	14.63	3,567	14.25

Exercisable at end of year	1,950	15.48	2,180	15.27	3,413	14.83

At December 31, 2011, the aggregate intrinsic value for the options and warrants outstanding was $39,805,000, of which $38,244,000 was exercisable at the end of the year, with weighted-average remaining contractual terms of 3.6 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options and warrants, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all option and warrant holders exercised their options and warrants on December 31, 2011.

The total intrinsic value of options and warrants exercised for fiscal 2011, 2010 and 2009 was $6,345,000, $17,415,000 and $7,698,000, respectively. The intrinsic value of the stock options and warrants exercised are based on the closing price of the Company's stock on the date of exercise. The Company typically issues shares of common stock to satisfy option and warrant exercises.

The common stock options granted in 2011 have a ten year life and vest annually during periods ranging from five to ten years from the date of grant. The fair value of option grants in 2011 were estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility was 40.0%; risk-free interest rate was 1.0%; expected terms of options was 7.25 years and weighted-average fair value of options granted was $15.27. There were no option grants in 2010 and 2009.

Nonvested Common Stock Awards

The Company has granted nonvested common stock awards to Company officers and to the non-management members of the Board of Directors under the Plans. The nonvested common stock awards are issued as common shares upon vesting. The 2011 awards included 50,000 shares with performance-based criteria with measurement periods beginning in 2011 through 2015. The vesting performance criteria for each year relate to the Company’s growth in net income from continuing operations compared to the 2010 base period. The other 2011 awards vest ratably over time through 2018. The 2010 awards included 50,000 shares with performance-based criteria with measurement periods beginning in 2010 through 2014. The vesting performance criteria for each year relate to the Company’s growth in net income from continuing operations compared to the 2009 base period. The other 2010 awards vest ratably over time through 2017. The grant date fair value of the nonvested awards is based on the Company’s closing stock price on the day of the grant date, and the grant date fair value of performance award units is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The following table summarizes the nonvested common stock award activity during 2011, 2010 and 2009 (in thousands, except fair value amounts):

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Fair		Fair		Fair
		Value		Value		Value
		at Date		at Date		at Date
	Shares	of Grant	Shares	of Grant	Shares	of Grant

Outstanding at beginning of year	33	$28.50	-	$-	15	$15.32
Granted	59	31.59	63	28.50	-	-
Vested	(16)	29.26	(30)	28.50	(15)	15.32
Canceled or forfeited	-	-	-	-	-	-
Outstanding at end of year	76	30.74	33	28.50	-	-

Nonvested common stock awards vesting in 2011, 2010 and 2009 had an aggregate intrinsic value of $578,000, $930,000 and $260,000, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $2,653,000 at December 31, 2011.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gross compensation costs:
Stock options	$112	$91	$204
Nonvested stock	630	915	142
Total gross compensation costs	742	1,006	346

Income tax benefits:
Stock options	(39)	(33)	(76)
Nonvested stock	(217)	(328)	(53)
Total income tax benefits	(256)	(361)	(129)

Net compensation expense	$486	$645	$217

Tax benefit realized from stock options and warrants
exercised during the year	$2,088	$6,154	$2,759

As of December 31, 2011, the total compensation cost related to nonvested stock options not yet recognized was $1,015,000 and is expected to be recognized over the weighted-average period of 3.2 years. As of December 31, 2011, the total compensation cost related to nonvested common stock awards not yet recognized was $2,117,000 and is expected to be recognized over the weighted-average period of 2.3 years. There was no excess tax benefit over exercise price recorded as increases to additional paid-in capital in fiscal 2011, 2010 and 2009.

NOTE 15 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the “Plan”) is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $525,000, $494,000 and $474,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 16 - GEOGRAPHIC AREAS

The following table shows revenue, selected current assets and long-lived assets (all non-current assets except goodwill, intangibles and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
United States	$240,167	$201,038	$180,232
Mexico	281,135	222,224	175,046
	$521,302	$423,262	$355,278

Pawn loans and consumer loans:
United States	$41,184	$35,358	$31,361
Mexico	32,961	36,125	23,329
	$74,145	$71,483	$54,690

Inventories:
United States	$23,745	$19,730	$17,285
Mexico	20,667	27,676	17,152
	$44,412	$47,406	$34,437

Long-lived assets:
United States	$40,018	$28,508	$24,040
Mexico	35,383	31,745	25,407
	$75,401	$60,253	$49,447

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2011, and 2010, are set forth below. The Company’s operations are subject to seasonal fluctuations. The amounts reported below have been adjusted to reflect reclassification of the discontinued operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Total revenue	$120,838	$120,581	$133,349	$146,534
Cost of revenue	50,545	51,647	57,319	67,041
Net revenue	70,293	68,934	76,030	79,493
Total expenses and other income	45,824	45,544	47,896	47,283
Income from continuing operations, net of tax	15,905	15,204	18,284	21,472
Income (loss) from discontinued operations, net of tax	6,651	134	149	(17)
Net income	22,556	15,338	18,433	21,455
Diluted income per share:
Income from continuing operations, net of tax	0.50	0.48	0.59	0.70
Income (loss) from discontinued operations, net of tax	0.20	-	-	-
Net income	0.70	0.48	0.59	0.70
Diluted weighted average shares	32,075	31,869	31,195	30,854

2010
Total revenue	$94,660	$95,013	$106,083	$127,506
Cost of revenue	39,373	39,405	43,416	53,765
Net revenue	55,287	55,608	62,667	73,741
Total expenses and other income	39,239	39,533	42,228	46,261
Income from continuing operations, net of tax	10,112	10,280	13,230	17,752
Income from discontinued operations, net of tax	1,970	1,503	1,007	1,804
Net income	12,082	11,783	14,237	19,556
Diluted income per share:
Income from continuing operations, net of tax	0.33	0.33	0.43	0.56
Income from discontinued operations, net of tax	0.06	0.05	0.03	0.06
Net income	0.39	0.38	0.46	0.62
Diluted weighted average shares	30,734	30,791	31,041	31,666

NOTE 18 - SUBSEQUENT EVENT

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in January 2012, the Company acquired the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 29 pawn stores located in western Mexico from BBR Unlimited, LLC. The purchase price for these stores was $46,700,000, net of cash acquired, and was composed of $41,800,000 in cash and a note payable to the seller of $4,900,000. The Company is in the process of determining the allocation of the purchase price to the assets and liabilities acquired. This transaction will be recorded in the first quarter of 2012 and the assets, liabilities and results of operations of the locations will be included in the Company’s consolidated results as of the acquisition on January 10, 2012. Pro forma results of consolidated operations have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.