Form 10-Q
period 2012-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2012-05-01
CIK 840489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐Yes   ☒ No

As of April 24, 2012, there were 28,609,333 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2012	2011	2011
ASSETS
Cash and cash equivalents	$30,449	$98,169	$70,296
Pawn loan fees and service charges receivable	12,151	10,631	10,842
Pawn loans	80,996	71,580	73,287
Consumer loans, net	928	1,071	858
Inventories	47,106	48,884	44,412
Prepaid expenses and other current assets	3,451	10,826	9,705
Deferred tax assets	1,078	-	1,078
Total current assets	176,159	241,161	210,478

Property and equipment, net	83,061	62,969	73,451
Goodwill, net	112,544	72,214	70,395
Other non-current assets	4,061	2,945	2,772
Total assets	$375,825	$379,289	$357,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$1,593	$472	$-
Accounts payable and accrued liabilities	31,926	27,799	25,629
Income taxes payable	8,184	11,784	9,776
Deferred taxes payable	-	991	-
Total current liabilities	41,703	41,046	35,405

Revolving unsecured credit facility	18,000	-	-
Notes payable, net of current portion	3,047	1,265	-
Deferred income tax liabilities	10,885	10,580	6,319
Total liabilities	73,635	52,891	41,724

Stockholders' equity:
Preferred stock	-	-	-
Common stock	383	382	383
Additional paid-in capital	148,149	146,208	147,649
Retained earnings	351,035	278,297	333,523
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(5,906)	184	(13,463)
Common stock held in treasury, at cost	(191,471)	(98,673)	(152,720)
Total stockholders' equity	302,190	326,398	315,372
Total liabilities and stockholders' equity	$375,825	$379,289	$357,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue:
Merchandise sales	$86,906	$78,305
Pawn loan fees	34,912	28,972
Consumer loan and credit services fees	12,987	13,224
Other revenue	311	337
Total revenue	135,116	120,838

Cost of revenue:
Cost of goods sold	54,315	48,242
Consumer loan and credit services loss provision	2,388	2,257
Other cost of revenue	20	46
Total cost of revenue	56,723	50,545

Net revenue	78,393	70,293

Expenses and other income:
Store operating expenses	36,319	31,718
Administrative expenses	12,306	11,532
Depreciation and amortization	3,036	2,647
Interest expense	77	26
Interest income	(81)	(99)
Total expenses and other income	51,657	45,824

Income from continuing operations before income taxes	26,736	24,469

Provision for income taxes	9,224	8,564

Income from continuing operations	17,512	15,905

Income from discontinued operations, net of tax	-	6,651
Net income	$17,512	$22,556

Basic income per share:
Income from continuing operations (basic)	$0.59	$0.51
Income from discontinued operations (basic)	-	0.21
Net income per basic share	$0.59	$0.72

Diluted income per share:
Income from continuing operations (diluted)	$0.58	$0.50
Income from discontinued operations (diluted)	-	0.20
Net income per diluted share	$0.58	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$17,512	$22,556
Other comprehensive income (loss):
Currency translation adjustment, gross	11,537	5,039
Tax expense	(3,980)	(1,806)
Comprehensive income	$25,069	$25,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

							Accumulated
					Additional		Other			Total
	Preferred		Common		Paid-In	Retained	Comprehensive	Common Stock		Stockholders'
	Stock		Stock		Capital	Earnings	Income (Loss)	Held in Treasury		Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at
12/31/2011	-	$-	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
Shares issued
under share-
based comp-
ensation
plan	-	-	18	-	-	-	-	-	-	-
Exercise of
stock
options and
warrants	-	-	-	-	48	-	-	-	-	48
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	127	-	-	-	-	127
Share-based
compensation
expense	-	-	-	-	325	-	-	-	-	325
Net income	-	-	-	-	-	17,512	-	-	-	17,512
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	7,557	-	-	7,557
Repurchases
of treasury
stock	-	-	-	-	-	-	-	963	(38,751)	(38,751)
Balance at
3/31/2012	-	$-	38,309	$383	$148,149	$351,035	$(5,906)	9,163	$(191,471)	$302,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

CONTINUED

(unaudited, in thousands)

							Accumulated
					Additional		Other			Total
	Preferred		Common		Paid-In	Retained	Comprehensive	Common Stock		Stockholders'
	Stock		Stock		Capital	Earnings	Income (Loss)	Held in Treasury		Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at
12/31/2010	-	$-	38,002	$380	$142,344	$255,741	$(3,049)	6,840	$(97,412)	$298,004
Shares issued
under share-
based comp-
ensation
plan	-	-	232	2	-	-	-	-	-	2
Exercise of
stock
options and
warrants	-	-	-	-	1,943	-	-	-	-	1,943
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	1,764	-	-	-	-	1,764
Share-based
compensation
expense	-	-	-	-	157	-	-	-	-	157
Net income	-	-	-	-	-	22,556	-	-	-	22,556
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	3,233	-	-	3,233
Repurchases
of treasury
stock	-	-	-	-	-	-	-	35	(1,261)	(1,261)
Balance at
3/31/2011	-	$-	38,234	$382	$146,208	$278,297	$184	6,875	$(98,673)	$326,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$17,512	$22,556
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	65	187
Share-based compensation expense	325	157
Depreciation and amortization expense	3,036	2,659
Deferred income taxes	585	340
Gain on sale of consumer loan stores	-	(9,832)
Changes in operating assets and liabilities:
Pawn fees and service charges receivable	(848)	259
Automotive finance receivables	-	255
Merchandise inventories	267	(32)
Prepaid expenses and other assets	6,470	2,651
Accounts payable and accrued expenses	3,462	(399)
Income taxes payable, current	(1,773)	6,289
Net cash flow provided by operating activities	29,101	25,090
Cash flow from investing activities:
Pawn loan receivables	(1,768)	769
Consumer loans	(64)	(218)
Purchases of property and equipment	(4,226)	(5,703)
Proceeds from sale of consumer loan stores	-	12,029
Acquisitions of pawn stores	(43,866)	(3,950)
Net cash flow provided by (used in) investing activities	(49,924)	2,927
Cash flow from financing activities:
Proceeds from debt	18,000	-
Payments of debt	(260)	(114)
Purchases of treasury stock	(38,751)	(1,261)
Proceeds from exercise of share-based compensation awards	48	1,945
Income tax benefit from exercise of stock options and warrants	127	1,764
Net cash flow provided by (used in) financing activities	(20,836)	2,334
Effect of exchange rates on cash	1,812	578
Change in cash and cash equivalents	(39,847)	30,929
Cash and cash equivalents at beginning of the period	70,296	67,240
Cash and cash equivalents at end of the period	$30,449	$98,169

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2011 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2012, and for the three month periods ended March 31, 2012, and 2011 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company manages its pawn and consumer loan operations under three operating segments:  U.S. pawn operations, U.S. consumer loan operations and Mexico operations. The three operating segments have been aggregated into one reportable segment because they have similar economic characteristics and similar long-term financial performance metrics. Additionally, all three segments offer similar and overlapping products and services to a similar customer demographic, operate in similar regulatory environments, and are supported by a single, centralized administrative support platform.

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

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2012 presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers certain aspects of ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company did not record any such reclassifications, and therefore, the adoption of ASU 2011-12 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Income from continuing operations for calculating basic and diluted
earnings per share	$17,512	$15,905

Income from discontinued operations	-	6,651
Net income for calculating basic and diluted earnings per share	$17,512	$22,556

Denominator:
Weighted-average common shares for calculating basic earnings per share	29,580	31,311
Effect of dilutive securities:
Stock options, warrants and nonvested awards	773	764
Weighted-average common shares for calculating diluted earnings per share	30,353	32,075

Basic earnings per share:
Income from continuing operations (basic)	$0.59	$0.51
Income from discontinued operations (basic)	-	0.21
Net income per basic share	$0.59	$0.72

Diluted earnings per share:
Income from continuing operations (diluted)	$0.58	$0.50
Income from discontinued operations (diluted)	-	0.20
Net income per diluted share	$0.58	$0.70

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in January 2012, the Company acquired from BBR Unlimited, LLC, the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 29 pawn stores located in western Mexico. The purchase price for these stores was $46,863,000, net of cash acquired, and was composed of $41,963,000 in cash and a note payable to the seller of $4,900,000. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill in the amount of approximately $39,386,000, which is deductible for income tax purposes. The estimated fair values of the goodwill and intangible assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets.

The allocation of the purchase price is as follows (in thousands):

Pawn receivables	$2,246
Inventory	1,296
Other current assets	200
Property and equipment, net	4,124
Goodwill	39,386
Intangible assets	988
Other non-current assets	38
Current liabilities	(1,415)
Purchase price	$46,863

The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition on January 10, 2012. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

During the first quarter of 2012, there were also three stores in Texas acquired in two individually immaterial acquisitions for a total purchase price of $2,340,000, net of cash acquired, and resulted in additional recorded goodwill of $915,000.

In November 2011, the Company acquired the pawn loans, inventory, layaways and other operating assets of five pawn stores located in Indiana from R&R Pawn, Inc. The purchase price for the all-cash transaction was $3,829,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill in the amount of $1,806,000, which is deductible for income tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition on November 4, 2011. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

In February 2011, the Company acquired the pawn loans, inventory, layaways and other operating assets of six pawn stores located in Indiana and Missouri from Cash-N-Pawn of Indiana, Ltd., Cash-N-Pawn of Missouri, Ltd. and Cash-N-Pawn International, Ltd. The purchase price for the all-cash transaction was $3,950,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill in the amount of $2,704,000, which is deductible for income tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition on February 8, 2011. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

Note 4 - Guarantees

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers, in Texas markets, in obtaining extensions of credit. The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 35 days and bear interest at a rate of 10% on an annualized basis. The Independent Lender is considered a variable interest entity of the Company. The Company does not have any ownership interest in the Independent Lender, does not exercise control over it and is not the primary beneficiary and, therefore, does not consolidate the Independent Lender’s results with its results.

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of March 31, 2012, was $13,290,000 compared to $12,498,000 at March 31, 2011. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability, which was immaterial at March 31, 2012, under the letters of credit in accrued liabilities. The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 5 - Income Taxes

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal income tax returns for the years ended December 31, 2006-2009 are currently being examined by the U.S. Internal Revenue Service. As of April 24, 2012, no adjustments have been proposed. The Company’s U.S. federal income tax return is not subject to examination for the tax years prior to 2006. The Company’s state income tax returns are not subject to examination for the tax years prior to 2008, with the exception of three states, which are not subject to examination for tax years prior to 2007. With respect to Mexico, the tax years prior to 2006 are closed to examination.

Note 6 - Discontinued Operations

The Company’s strategy has been to increase focus on its pawn operations and further reduce regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. In March 2011, the Company sold all ten of its consumer loan stores located in Illinois to a privately-held operator of check cashing and consumer lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. During the first quarter of 2011, the Company recorded a gain of approximately $5,900,000, net of tax, or $0.18 per share, from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.01 per share during the first quarter of 2011.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets for discontinued operations at March 31, 2011, included loans of $245,000, which were classified as a component of other current assets. The carrying amounts of the liabilities for discontinued operations at March 31, 2011, were immaterial.

There was no activity related to discontinued operations during the three months ended March 31, 2012. The following table summarizes the operating results, including gains from dispositions, of all the operations which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2011 (unaudited, in thousands, except per share data):

Three Months Ended
March 31, 2011
Consumer loan and credit services fees	$1,458
Consumer loan and credit services loss provision	(12)
Net revenue	1,446

Expenses and other (gain) loss:
Operating and administrative expenses	577
Depreciation and amortization	12
Gain on sale of consumer loan stores	(9,832)
Gain on excess collections of notes receivable	(396)
Total expenses and other (gain)/losses	(9,639)

Income from discontinued operations before income taxes	11,085

Tax expense	(4,434)

Income from discontinued operations, net of tax	$6,651

Income from discontinued operations (basic)	$0.21

Income from discontinued operations (diluted)	$0.20

Note 7 - Commitments and Contingencies

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. As of March 31, 2012, the Company had forward sales commitments through April 2012 for 500 gold ounces of its expected scrap jewelry sales. These commitments qualify for an exemption as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

Contingent Assessment

The Company transfers scrap jewelry generated by its pawn operations in Mexico into the United States, where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States. The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $625,000 including accrued interest. The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP. The Company is appealing the assessments issued to date by CBP; however, it cannot assess the likelihood that such appeals will be successful.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations accounted for approximately 90% of the Company’s revenue from continuing operations during the first quarter of 2012. The Company’s pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended March 31, 2012, approximately 50% of total revenue was generated in the United States, while foreign revenue from Mexico accounted for the balance.

As of March 31, 2012, the Company had 732 locations in eight U.S. states and 23 states in Mexico, which represents a net store-count increase of 17% over the past twelve months. A total of 54 new store locations were added during the first quarter of 2012.

The following table details store openings for the three months ended March 31, 2012:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
United States:
Total locations, beginning of period	132	25	74	231
New locations opened	2	-	-	2
Locations acquired	3	-	-	3
Store format conversions	-	2	(2)	-
Total locations, end of period	137	27	72	236

Mexico:
Total locations, beginning of period	394	19	34	447
New locations opened	20	-	-	20
Locations acquired	29	-	-	29
Total locations, end of period	443	19	34	496

Total:
Total locations, beginning of period	526	44	108	678
New locations opened	22	-	-	22
Locations acquired	32	-	-	32
Store format conversions	-	2	(2)	-
Total locations, end of period	580	46	106	732

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including jewelry, electronics, appliances, tools and other consumer hard goods. At March 31, 2012, 84 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)

The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At March 31, 2012, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

(3)

The U.S. consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. In addition to stores shown on this chart, First Cash is also an equal partner in Cash & Go, Ltd., a joint venture, which owns and operates 38 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company’s credit services operations also include an internet distribution channel for customers in the state of Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Both the significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company’s 2011 Annual Report on Form 10-K.

The Company has significant operations in Mexico, where the functional currency for the Company’s Mexican subsidiaries is the Mexican peso. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each month.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2012, Compared To The Three Months Ended March 31, 2011

The following table details the components of revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Three Months Ended				Increase/(Decrease)
	March 31,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$25,062	$20,928	$4,134	20%	20%
Scrap jewelry sales	15,036	14,582	454	3%	3%
Pawn loan fees	14,539	12,507	2,032	16%	16%
Credit services fees	11,955	11,923	32	-	-
Consumer loan fees	31	96	(65)	(68)%	(68)%
Other revenue	311	337	(26)	(8)%	(8)%
	66,934	60,373	6,561	11%	11%

Mexico revenue:
Retail merchandise sales	37,582	33,427	4,155	12%	21%
Scrap jewelry sales	9,226	9,368	(142)	(2)%	(2)%
Pawn loan fees	20,373	16,465	3,908	24%	33%
Consumer loan fees	1,001	1,205	(204)	(17)%	(11)%
	68,182	60,465	7,717	13%	20%

Total revenue:
Retail merchandise sales	62,644	54,355	8,289	15%	21%
Scrap jewelry sales	24,262	23,950	312	1%	1%
Pawn loan fees	34,912	28,972	5,940	21%	26%
Credit services fees	11,955	11,923	32	-	-
Consumer loan fees	1,032	1,301	(269)	(21)%	(15)%
Other revenue	311	337	(26)	(8)%	(8)%
	$135,116	$120,838	$14,278	12%	16%

Domestic revenue accounted for approximately 50% of the total revenue for the current quarter, while foreign revenue from Mexico accounted for the balance.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of March 31, 2012, as compared to March 31, 2011 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at March 31,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
United States:
Pawn loans	$34,295	$30,744	$3,551	12%	12%
CSO credit extensions held by an
independent third-party (1)	11,407	10,523	884	8%	8%
Other	46	36	10	28%	28%
	45,748	41,303	4,445	11%	11%

Mexico:
Pawn loans	46,701	40,836	5,865	14%	23%
Other	882	1,035	(153)	(15)%	(8)%
	47,583	41,871	5,712	14%	22%

Total:
Pawn loans	80,996	71,580	9,416	13%	18%
CSO credit extensions held by an
independent third-party (1)	11,407	10,523	884	8%	8%
Other	928	1,071	(143)	(13)%	(7)%
	$93,331	$83,174	$10,157	12%	17%

Pawn inventories:
U.S. pawn inventories	$19,676	$16,985	$2,691	16%	16%
Mexico pawn inventories	27,430	31,899	(4,469)	(14)%	(7)%
	$47,106	$48,884	$(1,778)	(4)%	1%

(1)

CSO amounts outstanding are comprised of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in quarter-over-quarter revenue of 16% (constant currency basis) was due to a combination of same-store revenue growth and revenue from new and acquired pawn stores. Same-store revenue grew by 6% in the United States. On a constant currency basis, same-store revenue grew by 4% in Mexico. Excluding non-retail sales of scrap jewelry, same-store sales grew by 8% in the U.S. and 6% in Mexico on a constant currency basis. First quarter revenue generated by the stores opened or acquired since January 1, 2011, increased by $9,427,000 in Mexico and $3,624,000 in the United States, compared to the same quarter last year.

On a constant currency basis, store-based retail sales increased by 21%. Scrap jewelry sales were flat compared to the prior year, which reflected a 21% increase in the weighted-average selling price per ounce of scrap gold offset by a 19% decrease in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in the first quarter of 2012 was approximately 12,000 ounces at an average cost of $1,407 per ounce and an average selling price of $1,710 per ounce.

Revenue from pawn loan fees increased 26% on a constant currency basis, which was comprised of a 16% increase in the United States and a 33% increase in Mexico. The increase was primarily the result of an 18% increase, on a constant currency basis, in outstanding pawn receivables and stronger effective yields of the portfolio. Service fees from consumer loans and credit services transactions decreased 1%, on a constant currency basis, compared to the first quarter of 2011.

The gross profit margin on total merchandise sales was 38% during the first quarters of 2012 and 2011. The retail merchandise margin, which excludes scrap jewelry sales, was 41% during the first quarter of 2012, while the margin on wholesale scrap jewelry was 28%, compared to prior-year margins of 41% and 33%, respectively. The retail merchandise margin during the fourth quarter of 2011 was 39%. The sequential improvement in the retail margin reflected steps taken in 2011 to optimize loan to value ratios on certain electronic items. Pawn inventories decreased from the prior year by 4%, which reflected improved inventory turnover company-wide and a decrease in the amount of jewelry inventory held in Mexico stores. At March 31, 2012, the Company’s pawn inventories, at cost, were comprised as follows: 44% jewelry (primarily gold), 36% electronics and appliances, 8% tools and 12% other. At March 31, 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 18% of consumer loan and credit services fee revenue during the first quarter of 2012, compared to 17% in the first quarter of 2011. During the first quarter of 2012, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $99,000, which reduced the loss provision by this same amount. Excluding the benefit of all such sales, the current quarter loss provision would have been 19%. The Company did not sell bad debt portfolios in the comparable prior-year period. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $625,000, or 5.2% of the gross loan balance at March 31, 2012, compared to $746,000, or 6.6% of the gross loan balance at March 31, 2011, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans decreased to $48,000, or 4.9% of the gross loan balance at March 31, 2012, compared to $56,000, or 5.0% of the gross loan balance at March 31, 2011.

Store operating expenses of $36,319,000 during the first quarter of 2012 increased by 15% compared to $31,718,000 during the first quarter of 2011, primarily as a result of new store openings. As a percentage of revenue, store operating expenses increased from 26% in 2011 to 27% in 2012, primarily the result of acquisitions and new store openings.

The net store profit contribution from continuing operations for the current-year quarter was $39,530,000, which equates to a store-level operating margin of 29%, compared to 30% in the prior-year quarter.

The average value of the Mexican peso to the U.S. dollar decreased from 12.1 to 1 in the first quarter of 2011 to 13.0 to 1 in the first quarter of 2012. The end-of-period value of the Mexican peso to the U.S. dollar decreased from 11.9 to 1 at March 31, 2011, to 12.8 to 1 at March 31, 2012. As a result of these currency exchange movements, both revenue and end-of-period assets from Mexican operations translated into fewer U.S. dollars relative to the prior-year period. While the weakening of the Mexican peso negatively affected the translated dollar-value of revenue, the cost of sales and operating expenses were reduced as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which significantly reduces the Company’s net peso-denominated earnings stream. As a result of these natural currency hedges, the impact of the currency rate fluctuation on first quarter net income and earnings per share was not significant.

Administrative Expenses, Taxes & Income

Administrative expenses increased 7% to $12,306,000 during the first quarter of 2012, compared to $11,532,000 during the first quarter of 2011, which reflected an increase in the weighted-average store count and increased general management and supervisory compensation expenses related to such growth. As a percentage of revenue, administrative expenses declined from 10% in 2011 to 9% in 2012.

For the first quarter of 2012 and 2011, the Company’s effective federal income tax rates were 34.5% and 35.0%, respectively. The decrease in the overall rate for 2012 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 10% to $17,512,000 during the first quarter of 2012, compared to $15,905,000 during the first quarter of 2011. Net income was $17,512,000 during the first quarter of 2012, compared to $22,556,000 during the first quarter of 2011, which included the results of discontinued operations and the gain from the sale of the Illinois stores.

DISCONTINUED OPERATIONS

There was no activity related to discontinued operations during the three months ended March 31, 2012. The Company sold all ten of its Illinois payday loan stores in March 2011. The Company recorded a gain of $5,900,000, net of tax, or $0.18 per share, during the first quarter of 2011 from the sale of these stores. The after-tax earnings from operations for the Illinois stores were $514,000 in the first quarter of 2011. All revenue, expenses and income reported in the financial statements have been adjusted to reflect reclassification of these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, the Company’s primary sources of liquidity were $30,449,000 in cash and cash equivalents, $94,075,000 in customer loans, $47,106,000 in inventories and $32,000,000 of available and unused funds under the Company's long-term line of credit with a commercial lender (the “Unsecured Credit Facility”). The Company had working capital of $134,456,000 as of March 31, 2012, and total equity exceeded liabilities by a ratio of 4.1 to 1.

On February 28, 2012, the Company entered into an agreement to amend and extend the terms of the Unsecured Credit Facility through February 2015. Under the terms of the amendment, the amount of the Unsecured Credit Facility was increased from $25,000,000 to $50,000,000, which can be further increased to $100,000,000, subject to lender approval. At March 31, 2012, the Company had $18,000,000 outstanding under the Unsecured Credit Facility and $32,000,000 available for borrowings. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate plus a margin, which varies from 1.5% to 2.0%, depending on the Company’s cash flow leverage ratios. The interest rate totaled approximately 1.74% at both March 31, 2011 and April 24, 2012. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restrict it from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of April 24, 2012, and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenants. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

As of April 24, 2012, the Company had $41,600,000 outstanding under the Unsecured Credit Facility and $8,400,000 available for borrowings. The additional borrowings in April were associated primarily with stock repurchases subsequent to March 31, 2012.

At March 31, 2012, the Company had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $4,640,000 bearing interest at 3.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through January 2015. Of the $4,640,000 in notes payable, $1,593,000 is classified as a current liability and $3,047,000 is classified as long-term debt.

Management believes cash flows from operations, available cash balances and the Unsecured Credit Facility will be sufficient to fund the Company’s current operating liquidity needs. In general, revenue growth is dependent upon the Company’s ability to fund growth of customer loan balances and inventories. In addition to these factors, merchandise sales, inventory levels and the pace of new store expansions/acquisitions affect the Company’s liquidity. Regulatory developments affecting the Company’s consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in the section entitled “Regulatory Developments.”  The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, in thousands):

	Three Months Ended March 31,
	2012	2011

Cash flow provided by operating activities	$29,101	$25,090
Cash flow provided by (used in) investing activities	$(49,924)	$2,927
Cash flow provided by (used in) financing activities	$(20,836)	$2,334

Working capital	$134,456	$200,115
Current ratio	4.22x	5.88x
Liabilities to equity ratio	24%	16%
Inventory turns (trailing twelve months ended March 31, 2012 and 2011, respectively)	4.4x	3.9x

Net cash provided by operating activities increased $4,011,000, or 16%, from $25,090,000 for the three months ended March 31, 2011, to $29,101,000 for the three months ended March 31, 2012. The primary source of operating cash flows in both years was net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $43,866,000 related to acquisitions in the first quarter of 2012. In addition, the Company received $12,029,000 in investing cash flows from the sale of the Illinois operations during the prior-year quarter. As a result, net cash used in investing activities increased $52,851,000 in the current period compared to the prior-year period.

Net cash used in financing activities increased $23,170,000 primarily because $38,751,000 was used to repurchase the Company’s common stock during the first three months of 2012, offset by borrowings of $18,000,000 on the Unsecured Credit Facility. During the first three months of 2011, the Company repurchased $1,261,000 of its common stock.

During the first three months of 2012, the Company opened 20 new pawn stores and acquired 29 stores in Mexico; the Company also opened two new pawn stores and acquired three stores in the United States. The effective purchase price of the 29-store Mexico acquisition, net of cash acquired, was $46,863,000 and was paid in a combination of cash and a $4,900,000 note payable to the seller. The combined purchase price of the U.S. store acquisitions was $2,340,000, net of cash acquired. The Company funded $4,226,000 in capital expenditures, primarily for new stores, during the first three months of 2012 and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2012. Capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Unsecured Credit Facility. The Company’s cash flow and liquidity available to fund expansion in 2012 included net cash flow from operating activities of $29,101,000 for the three months ended March 31, 2012.

The Company intends to continue expansion primarily through new store openings. For 2012, the Company anticipates opening a total of approximately 110 to 120 stores, including acquisitions. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2012.

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

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. As of March 31, 2012, the Company had forward sales commitments through April 2012 for 500 gold ounces of its expected scrap jewelry sales at a price of $1,660 per ounce. Per ASC 815-10-15, which establishes standards for derivatives and hedging, these commitments qualify for an exemption as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

In December 2011, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash’s outstanding common stock. The Company completed the 1,500,000 share buyback authorization on April 16, 2012, with a total of 963,000 shares of its common stock repurchased during the first quarter of 2012 and additional repurchases of 537,000 shares in April 2012. The total shares repurchased were at an average price of $40.85 per share.

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

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended March 31,
	2012	2011

Income from continuing operations	$72,472	$57,167
Adjustments:
Income taxes	37,998	31,296
Depreciation and amortization	11,403	10,580
Interest expense	186	277
Interest income	(260)	(192)
Earnings before interest, taxes, depreciation and amortization	$121,799	$99,128

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

	Trailing Twelve Months Ended March 31,
	2012	2011

Cash flow from operating activites, including discontinued operations	$84,386	$78,735
Cash flow from investing activites:
Pawn loans	(7,629)	(22,858)
Consumer loans	38	(2,350)
Purchases of property and equipment	(27,497)	(20,540)
Free cash flow	$49,298	$32,987

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end of period exchange rate of 11.9 to 1 at March 31, 2011 was used, compared to the exchange rate of 12.8 to 1 at March 31, 2012. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended March 31, 2011, was 12.1 to 1, compared to the current quarter rate of 13.0 to 1.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity, cash flow, consumer demand for the Company’s products and services, currency exchange rates, future share repurchases and the impact thereof, completion of disposition transactions and expected gains from the sale of such operations, earnings from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, credit losses, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting consumer loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2011 Annual Report on Form 10-K.

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

In both the United States and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, or small consumer loans, such as payday advances, and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by bank, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, payday loans, consumer loans, credit services and the related service fees. There are several instances of this type of legislation currently proposed at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or consumer loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This information is supplemented with the discussion provided in the following paragraphs.

Local ordinances increasing the regulation of credit services products offered in the Texas cities of Austin and Dallas will become effective in May and June of 2012, respectively. Among other things, these new city ordinances limit the amount of credit extended under a credit services transaction based on the customer's gross income, limit the number of refinancing, renewal or installment payments and provide for mandatory reductions of principal with each refinancing, renewal or installment payment. The Company cannot currently estimate the impact of such ordinances on revenues and profitability of its credit services operations in Austin and Dallas. Currently, the annualized revenues from credit services transactions generated from the Company's locations in Austin and Dallas represent less than 1% of consolidated annualized revenues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2011 Annual Report on Form 10-K, Item 7A. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company’s exposure to market risks since December 31, 2011.

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2011 Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2011 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Regulatory Developments” in Part I, Item 2 of this report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2011 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2012, through March 31, 2012, the Company issued 15,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $175,000 (including income tax benefit) and 2,900 shares of nonvested stock were vested and were issued.

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

In December 2011, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash’s outstanding common stock. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the first three months of 2012:

	Total	Average	Total Number Of	Maximum Number
	Number	Price	Shares Purchased	Of Shares That May
	Of Shares	Paid	As Part Of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plans	Under The Plans

January 1 through January 31, 2012	421,837	$ 37.55	421,837	1,078,163
February 1 through February 29, 2012	231,167	42.50	231,167	846,996
March 1 through March 31, 2012	309,991	42.22	309,991	537,005
Total	962,995	$ 40.24	962,995

The Company repurchased 537,000 shares in April 2012 to complete the 1,500,000 share repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on May 1, 2012, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2012, March 31, 2011, and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012, and March 31, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012, and March 31, 2011, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012, and March 31, 2011, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and March 31, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2012	FIRST CASH FINANCIAL SERVICES, INC.
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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on May 1, 2012, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2012, March 31, 2011, and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012, and March 31, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012, and March 31, 2011, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012, and March 31, 2011, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and March 31, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.