Form 10-Q
period 2012-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2012-08-06
CIK 840489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐Yes   ☒ No

As of August 2, 2012, there were 28,609,333 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2012	2011	2011
ASSETS
Cash and cash equivalents	$29,793	$68,259	$70,296
Pawn loan fees and service charges receivable	13,159	11,862	10,842
Pawn loans	88,298	79,654	73,287
Consumer loans, net	2,035	1,072	858
Inventories	52,978	54,636	44,412
Prepaid expenses and other current assets	1,763	10,266	9,705
Deferred tax assets	1,078	-	1,078
Total current assets	189,104	225,749	210,478

Property and equipment, net	83,577	69,909	73,451
Goodwill, net	127,603	72,523	70,395
Other non-current assets	4,948	3,036	2,772
Total assets	$405,232	$371,217	$357,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$1,605	$479	$-
Accounts payable and accrued liabilities	30,126	29,584	25,629
Income taxes payable	440	6,426	9,776
Deferred taxes payable	-	991	-
Total current liabilities	32,171	37,480	35,405

Revolving unsecured credit facility	71,600	-	-
Notes payable, net of current portion	2,641	1,143	-
Deferred income tax liabilities	8,362	9,899	6,319
Total liabilities	114,774	48,522	41,724

Stockholders' equity:
Preferred stock	-	-	-
Common stock	383	383	383
Additional paid-in capital	148,474	147,204	147,649
Retained earnings	367,384	293,635	333,523
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(11,788)	1,285	(13,463)
Common stock held in treasury, at cost	(213,995)	(119,812)	(152,720)
Total stockholders' equity	290,458	322,695	315,372
Total liabilities and stockholders' equity	$405,232	$371,217	$357,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Merchandise sales	$86,307	$77,358	$173,213	$155,663
Pawn loan fees	33,932	30,564	68,844	59,536
Consumer loan and credit services fees	12,304	12,410	25,291	25,634
Other revenue	235	249	546	586
Total revenue	132,778	120,581	267,894	241,419

Cost of revenue:
Cost of goods sold	54,579	48,879	108,894	97,121
Consumer loan and credit services loss provision	3,093	2,716	5,481	4,973
Other cost of revenue	33	52	53	98
Total cost of revenue	57,705	51,647	114,428	102,192

Net revenue	75,073	68,934	153,466	139,227

Expenses and other income:
Store operating expenses	35,240	31,778	71,559	63,496
Administrative expenses	11,612	10,971	23,918	22,503
Depreciation and amortization	3,119	2,821	6,155	5,468
Interest expense	176	40	253	66
Interest income	(36)	(66)	(117)	(165)
Total expenses and other income	50,111	45,544	101,768	91,368

Income from continuing operations before income taxes	24,962	23,390	51,698	47,859

Provision for income taxes	8,613	8,186	17,837	16,750

Income from continuing operations	16,349	15,204	33,861	31,109

Income from discontinued operations, net of tax	-	134	-	6,785
Net income	$16,349	$15,338	$33,861	$37,894

Basic income per share:
Income from continuing operations (basic)	$0.57	$0.49	$1.16	$1.00
Income from discontinued operations (basic)	-	-	-	0.21
Net income per basic share	$0.57	$0.49	$1.16	$1.21

Diluted income per share:
Income from continuing operations (diluted)	$0.56	$0.48	$1.13	$0.97
Income from discontinued operations (diluted)	-	-	-	0.21
Net income per diluted share	$0.56	$0.48	$1.13	$1.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$16,349	$15,338	$33,861	$37,894
Other comprehensive income (loss):
Currency translation adjustment, gross	(8,980)	1,695	2,557	6,734
Tax (expense) benefit	3,098	(594)	(882)	(2,400)
Comprehensive income	$10,467	$16,439	$35,536	$42,228

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
Income tax
benefit from
exercise of
stock options
and warrants	-	-	-	-	127	-	-	-	-	127
Share-based
compensation
expense	-	-	-	-	650	-	-	-	-	650
Net income	-	-	-	-	-	33,861	-	-	-	33,861
Currency
translation
adjustment,
net of tax	-	-	-	-	-	-	1,675	-	-	1,675
Repurchases
of treasury
stock	-	-	-	-	-	-	-	1,500	(61,275)	(61,275)
Balance at
6/30/2012	-	$-	38,309	$383	$148,474	$367,384	$(11,788)	9,700	$(213,995)	$290,458

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

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net income	$33,861	$37,894
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	177	(145)
Share-based compensation expense	650	314
Depreciation and amortization expense	6,155	5,480
Deferred income taxes	1,160	(935)
Gain on sale of consumer loan stores	-	(9,832)
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(1,726)	(906)
Merchandise inventories	(1,262)	(1,971)
Prepaid expenses and other assets	8,093	3,358
Accounts payable and accrued expenses	2,310	1,252
Income taxes payable, current	(9,681)	910
Net cash flow provided by operating activities	39,737	35,419
Cash flow from investing activities:
Pawn loan receivables	(10,445)	(10,291)
Consumer loans	(133)	125
Purchases of property and equipment	(9,751)	(15,005)
Proceeds from sale of consumer loan stores	-	12,029
Acquisitions of pawn stores	(70,603)	(3,950)
Net cash flow used in investing activities	(90,932)	(17,092)
Cash flow from financing activities:
Change in line of credit, net	71,600	-
Payments of notes payable	(654)	(229)
Purchases of treasury stock	(61,275)	(22,400)
Proceeds from exercise of share-based compensation awards	48	2,461
Income tax benefit from exercise of stock options and warrants	127	2,088
Net cash flow provided by (used in) financing activities	9,846	(18,080)
Effect of exchange rates on cash	846	772
Change in cash and cash equivalents	(40,503)	1,019
Cash and cash equivalents at beginning of the period	70,296	67,240
Cash and cash equivalents at end of the period	$29,793	$68,259

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2011 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2012, and for the three and six month periods ended June 30, 2012, and 2011 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations for calculating
basic and diluted earnings per share	$16,349	$15,204	$33,861	$31,109

Income from discontinued operations	-	134	-	6,785
Net income for calculating basic and diluted
earnings per share	$16,349	$15,338	$33,861	$37,894

Denominator:
Weighted-average common shares for calculating
basic earnings per share	28,658	31,087	29,119	31,199
Effect of dilutive securities:
Stock options, warrants and nonvested awards	746	782	759	773
Weighted-average common shares for calculating
diluted earnings per share	29,404	31,869	29,878	31,972

Basic earnings per share:
Income from continuing operations (basic)	$0.57	$0.49	$1.16	$1.00
Income from discontinued operations (basic)	-	-	-	0.21
Net income per basic share	$0.57	$0.49	$1.16	$1.21

Diluted earnings per share:
Income from continuing operations (diluted)	$0.56	$0.48	$1.13	$0.97
Income from discontinued operations (diluted)	-	-	-	0.21
Net income per diluted share	$0.56	$0.48	$1.13	$1.18

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in June 2012, the Company acquired from Mister Money Investments, Inc., L&W Properties, LLC, Mister Money - - RM, Inc., Mister Money - - KY, Inc., LWC, LLC and MMRD, LLC (collectively “Mister Money”), the operating entities owning the pawn loans, inventory, layaways and other operating assets and liabilities of 24 pawn stores located in Colorado, Kentucky, Wyoming and Nebraska. The purchase price for the all-cash transaction was $25,615,000, net of cash acquired, and was composed of $25,315,000 in cash paid at closing and an additional $300,000 payable to the sellers in December 2012. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $15,694,000, which is deductible for income tax purposes. The estimated fair values of the goodwill and intangible assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets.

The allocation of the purchase price is as follows (in thousands):

Pawn loans	$3,357
Consumer loans	1,202
Inventory	3,545
Other current assets	553
Property and equipment	497
Goodwill	15,694
Intangible assets	939
Other non-current assets	54
Current liabilities	(226)
Purchase price	$25,615

The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, June 15, 2012.

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in January 2012, the Company acquired from BBR Unlimited, LLC, the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 29 pawn stores located in western Mexico. The purchase price for these stores was $46,863,000, net of cash acquired, and was composed of $41,963,000 in cash and a note payable to the seller of $4,900,000. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of $39,386,000, which is deductible for income tax purposes.

The allocation of the purchase price is as follows (in thousands):

Pawn loans	$2,246
Inventory	1,296
Other current assets	200
Property and equipment	4,124
Goodwill	39,386
Intangible assets	988
Other non-current assets	38
Current liabilities	(1,415)
Purchase price	$46,863

The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, January 10, 2012.

During the second quarter of 2012, a single pawn store in Maryland was acquired for a total purchase price of $592,000, net of cash acquired, and was composed of $533,000 in cash and a payable to the seller of $59,000. This acquisition resulted in additional recorded goodwill of $389,000. In addition, certain pawn working capital assets incorporated into an existing Texas store were acquired for a total purchase price of $311,000, net of cash acquired, and resulted in additional recorded goodwill of $182,000. During the first quarter of 2012, three pawn stores in Texas were acquired in two acquisitions for an aggregate purchase price of $2,481,000, net of cash acquired, and resulted in additional recorded goodwill of $1,056,000.

During the six months ended June 30, 2012, revenue and after-tax earnings of the 2012 acquisitions since the acquisition dates were $9,333,000 and $1,186,000, respectively. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if all the 2012 acquisitions had occurred on January 1, 2011. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition occurred on the date indicated or what may result in the future (in thousands, except per share data):

	Six Months Ended June 30, 2012
	As Reported	Pro Forma
Total revenue from continuing operations	$267,894	$281,887
Income from continuing operations	33,861	35,294
Net income	33,861	35,294

Income from continuing operations per share:
Basic	$1.16	$1.21
Diluted	1.13	1.18

Net income per share:
Basic	$1.16	$1.21
Diluted	1.13	1.18

	Six Months Ended June 30, 2011
	As Reported	Pro Forma
Total revenue from continuing operations	$241,419	$262,329
Income from continuing operations	31,109	33,555
Net income	37,894	40,340

Income from continuing operations per share:
Basic	$1.00	$1.08
Diluted	0.97	1.05

Net income per share:
Basic	$1.21	$1.29
Diluted	1.18	1.26

In November 2011, the Company acquired the pawn loans, inventory, layaways and other operating assets of five pawn stores located in Indiana from R&R Pawn, Inc. The purchase price for the all-cash transaction was $3,829,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of $1,806,000, which is deductible for income tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, November 4, 2011. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

In February 2011, the Company acquired the pawn loans, inventory, layaways and other operating assets of six pawn stores located in Indiana and Missouri from Cash-N-Pawn of Indiana, Ltd., Cash-N-Pawn of Missouri, Ltd. and Cash-N-Pawn International, Ltd. The purchase price for the all-cash transaction was $3,950,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of $2,704,000, which is deductible for income tax purposes. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, February 8, 2011. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

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

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit.  The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit.  Each letter of credit expires approximately 30 days after the due date of the extension of credit.  The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of June 30, 2012, was $15,555,000 compared to $14,427,000 at June 30, 2011. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision.  The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit.  The Company records the estimated fair value of the liability, which was immaterial at June 30, 2012, under the letters of credit in accrued liabilities.  The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.  See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 5 - Discontinued Operations

The Company’s strategy has been to increase focus on its pawn operations and further reduce regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. In March 2011, the Company sold all ten of its consumer loan stores located in Illinois to a privately-held operator of check cashing and consumer lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. During the first quarter of 2011, the Company recorded a gain of approximately $5,900,000, net of tax, or $0.18 per share, from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share during the first half of 2011.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at June 30, 2012, and 2011 were immaterial.

There was no activity related to discontinued operations during the six months ended June 30, 2012. The following table summarizes the operating results, including gains from dispositions, of all the operations which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 (unaudited, in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Consumer loan and credit services fees	$-	$1,458
Consumer loan and credit services loss provision	-	(12)
Net revenue	-	1,446

Expenses and other (gain) loss:
Operating and administrative expenses	-	577
Depreciation and amortization	-	12
Gain on sale of consumer loan stores	-	(9,832)
Gain on excess collections of notes receivable	(224)	(620)
Total expenses and other (gain)/losses	(224)	(9,863)

Income from discontinued operations before income taxes	224	11,309

Tax expense	(90)	(4,524)

Income from discontinued operations, net of tax	$134	$6,785

Income from discontinued operations (basic)	$-	$0.21

Income from discontinued operations (diluted)	$-	$0.21

Note 6 - Commitments and Contingencies

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. As of June 30, 2012, the Company had forward sales commitments through June 2013 for 72,000 silver ounces of its expected scrap jewelry sales. As of June 30, 2012, the Company had no forward sales commitments for gold ounces of its expected scrap jewelry sales. These commitments qualify for an exemption as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

Contingent Assessment

The Company transfers scrap jewelry generated by its pawn operations in Mexico into the United States, where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States.  The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $629,000 including accrued interest.  The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP.  The Company is in the process of appealing the assessments issued to date by CBP; however, it cannot assess the likelihood that such appeals will be successful.

Note 7 - Revolving Credit Facility

On May 18, 2012, the Company expanded its existing bank credit facility from $50,000,000 to $100,000,000. All of the other terms and provisions remained the same.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations accounted for approximately 90% of the Company’s revenue from continuing operations during the first six months of 2012. The Company’s pawn revenue is derived primarily from service fees on pawn loans and retail merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

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

The business is subject to seasonal variations, and operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in late December in Mexico, which is associated with statutory Christmas bonuses received by customers, and in the second quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended June 30, 2012, approximately 57% of total revenue was generated in Mexico and 43% from the United States. Year-to-date, 53% of revenue was from Mexico and 47% from the United States.

As of June 30, 2012, the Company had 781 locations in twelve U.S. states and 24 states in Mexico, which represents a net store-count increase of 21% over the trailing twelve months. A total of 49 new store locations were added during the second quarter of 2012 and 103 have been added year-to-date.

The following table details store openings for the three months ended June 30, 2012:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
United States:
Total locations, beginning of period	137	27	72	236
New locations opened	2	-	-	2
Locations acquired	25	-	-	25
Total locations, end of period	164	27	72	263

Mexico:
Total locations, beginning of period	443	19	34	496
New locations opened	22	-	-	22
Total locations, end of period	465	19	34	518

Total:
Total locations, beginning of period	580	46	106	732
New locations opened	24	-	-	24
Locations acquired	25	-	-	25
Total locations, end of period	629	46	106	781

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including jewelry, electronics, appliances, tools and other consumer hard goods. At June 30, 2012, 109 of the U.S. large format pawn stores also offered consumer loans or credit services products, which includes the 24 locations acquired from Mister Money.

(2)

The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At June 30, 2012, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

(3)

The Company’s U.S. free-standing, small format consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. In addition to stores shown on this chart, First Cash is also an equal partner in Cash & Go, Ltd., a joint venture, which owns and operates 38 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company’s credit services operations also include an internet distribution channel for customers in the state of Texas.

The following table details store openings for the six months ended June 30, 2012:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
United States:
Total locations, beginning of period	132	25	74	231
New locations opened	4	-	-	4
Locations acquired	28	-	-	28
Store format conversions	-	2	(2)	-
Total locations, end of period	164	27	72	263

Mexico:
Total locations, beginning of period	394	19	34	447
New locations opened	42	-	-	42
Locations acquired	29	-	-	29
Total locations, end of period	465	19	34	518

Total:
Total locations, beginning of period	526	44	108	678
New locations opened	46	-	-	46
Locations acquired	57	-	-	57
Store format conversions	-	2	(2)	-
Total locations, end of period	629	46	106	781

(1)

The large format locations include retail showrooms and accept a broad array of pawn collateral including jewelry, electronics, appliances, tools and other consumer hard goods. At June 30, 2012, 109 of the U.S. large format pawn stores also offered consumer loans or credit services products, which includes the 24 locations acquired from Mister Money.

(2)

The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At June 30, 2012, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

(3)

The Company’s U.S. free-standing, small format consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. In addition to stores shown on this chart, First Cash is also an equal partner in Cash & Go, Ltd., a joint venture, which owns and operates 38 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company’s credit services operations also include an internet distribution channel for customers in the state of Texas.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2012, Compared To The Three Months Ended June 30, 2011

The following table details the components of revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Three Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$21,200	$18,254	$2,946	16%	16%
Scrap jewelry sales	11,745	9,744	2,001	21%	21%
Pawn loan fees	13,108	11,894	1,214	10%	10%
Credit services fees	11,208	11,114	94	1%	1%
Consumer loan fees	147	31	116	374%	374%
Other revenue	235	247	(12)	(5)%	(5)%
	57,643	51,284	6,359	12%	12%

Mexico revenue:
Retail merchandise sales	41,061	37,836	3,225	9%	25%
Scrap jewelry sales	12,301	11,524	777	7%	7%
Pawn loan fees	20,824	18,670	2,154	12%	29%
Consumer loan fees	949	1,265	(316)	(25)%	(13)%
Other revenue	-	2	(2)	(100)%	(100)%
	75,135	69,297	5,838	8%	22%

Total revenue:
Retail merchandise sales	62,261	56,090	6,171	11%	22%
Scrap jewelry sales	24,046	21,268	2,778	13%	13%
Pawn loan fees	33,932	30,564	3,368	11%	21%
Credit services fees	11,208	11,114	94	1%	1%
Consumer loan fees	1,096	1,296	(200)	(15)%	(4)%
Other revenue	235	249	(14)	(6)%	(6)%
	$132,778	$120,581	$12,197	10%	18%

Domestic revenue accounted for approximately 43% of the total revenue for the current quarter, while foreign revenue from Mexico accounted for 57% of the total.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of June 30, 2012, as compared to June 30, 2011 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at June 30,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
United States:
Pawn loans	$42,596	$36,383	$6,213	17%	17%
CSO credit extensions held by an
independent third-party (1)	13,462	12,167	1,295	11%	11%
Other consumer loans	1,242	46	1,196	2,600%	2,600%
	57,300	48,596	8,704	18%	18%

Mexico:
Pawn loans	45,702	43,271	2,431	6%	22%
Other consumer loans	793	1,026	(233)	(23)%	(10)%
	46,495	44,297	2,198	5%	22%

Total:
Pawn loans	88,298	79,654	8,644	11%	20%
CSO credit extensions held by an
independent third-party (1)	13,462	12,167	1,295	11%	11%
Other consumer loans	2,035	1,072	963	90%	102%
	$103,795	$92,893	$10,902	12%	20%

Pawn inventories:
U.S. pawn inventories	$24,415	$20,030	$4,385	22%	22%
Mexico pawn inventories	28,563	34,606	(6,043)	(17)%	(4)%
	$52,978	$54,636	$(1,658)	(3)%	5%

(1)   CSO amounts outstanding are comprised of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in quarter-over-quarter revenue of 18% (constant currency basis) was due to a combination of same-store revenue growth and revenue from new and acquired pawn stores. Overall, same-store revenue grew by 6%, including 6% in the United States and 5% (constant currency basis) in Mexico. Second quarter revenue generated by the stores opened or acquired since April 1, 2011, increased by $10,297,000 in Mexico and $3,418,000 in the United States, compared to the same quarter last year.

On a constant currency basis, store-based retail sales increased by 22%. Scrap jewelry sales increased 13% compared to the prior year, which reflected a 12% increase in the weighted-average selling price per ounce of scrap gold offset by a 1% decrease in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in the second quarter of 2012 was approximately 13,000 ounces at an average cost of $1,424 per ounce and an average selling price of $1,601 per ounce.

Revenue from pawn loan fees increased 21% on a constant currency basis, which was comprised of a 10% increase in the United States and a 29% increase in Mexico. The increase was primarily the result of a 20% increase, on a constant currency basis, in outstanding pawn receivables and stronger effective yields of the portfolio. Service fees from consumer loans and credit services transactions were flat, on a constant currency basis, compared to the second quarter of 2011.

The gross profit margin on total merchandise sales was 37% during the second quarters of 2012 and 2011. The store-based retail merchandise margin, which excludes scrap jewelry sales, was 42% during the second quarter of 2012, while the margin on wholesale scrap jewelry was 22%, compared to prior-year margins of 40% and 30%, respectively. The increase in retail margins was primarily the result of improved margins in Mexico. The decrease in scrap margins reflected a sequential decrease in the selling price of gold coupled with higher acquisition costs in the U.S. and Mexico. Pawn inventories increased from the prior year by 5% on a constant currency basis. The increase reflected a higher store count, partially offset by higher inventory turnover compared to the prior year. At June 30, 2012, the Company’s pawn inventories, at cost, were comprised of: 41% jewelry (primarily gold), 37% electronics and appliances, 8% tools and 14% other. At June 30, 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 25% of consumer loan and credit services fee revenue during the second quarter of 2012, compared to 22% in the second quarter of 2011. During the second quarter of 2012, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $97,000, compared to sales of $576,000 in the comparable prior-year period, which accounted for the increase in the loss provision. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $716,000, or 5.1% of the gross loan balance at June 30, 2012, compared to $856,000, or 6.6% of the gross loan balance at June 30, 2011, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $107,000, or 5.0% of the gross loan balance at June 30, 2012, compared to $56,000, or 5.0% of the gross loan balance at June 30, 2011.

Store operating expenses of $35,240,000 during the second quarter of 2012 increased by 11% compared to $31,778,000 during the second quarter of 2011, primarily as a result of the acquisition of 25 stores and 24 new store openings. As a percentage of revenue, store operating expenses increased slightly from 26% in 2011 to 27% in 2012.

The net store profit contribution from continuing operations for the current-year quarter was $36,848,000, which equates to a store-level operating margin of 28%, compared to 29% in the prior-year quarter.

The average value of the Mexican peso to the U.S. dollar decreased from 11.7 to 1 in the second quarter of 2011 to 13.5 to 1 in the second quarter of 2012. The end-of-period value of the Mexican peso to the U.S. dollar decreased from 11.8 to 1 at June 30, 2011, to 13.7 to 1 at June 30, 2012. As a result of these currency exchange movements, both revenue and end-of-period assets from Mexican operations translated into fewer U.S. dollars relative to the prior-year period. While the weakening of the Mexican peso negatively affected the translated dollar-value of revenue, the cost of sales and operating expenses were reduced as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which reduces the Company’s net peso-denominated earnings stream.

Administrative Expenses, Taxes & Income

Administrative expenses increased 6% to $11,612,000 during the second quarter of 2012, compared to $10,971,000 during the second quarter of 2011, primarily due to the 18% increase in the weighted-average store count and additional general management and supervisory compensation expenses required for such growth. As a percentage of revenue, administrative expenses were flat at 9% in 2011 and 2012.

For the second quarter of 2012 and 2011, the Company’s effective federal income tax rates were 34.5% and 35.0%, respectively. The decrease in the overall rate for 2012 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 8% to $16,349,000 during the second quarter of 2012, compared to $15,204,000 during the second quarter of 2011. Net income was $16,349,000 during the second quarter of 2012, compared to $15,338,000 during the second quarter of 2011, which included the results of discontinued operations.

Six Months Ended June 30, 2012, Compared To The Six Months Ended June 30, 2011

The following table details the components of revenue for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Six Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$46,262	$39,182	$7,080	18%	18%
Scrap jewelry sales	26,781	24,326	2,455	10%	10%
Pawn loan fees	27,647	24,401	3,246	13%	13%
Credit services fees	23,163	23,037	126	1%	1%
Consumer loan fees	178	127	51	40%	40%
Other revenue	546	584	(38)	(7)%	(7)%
	124,577	111,657	12,920	12%	12%

Mexico revenue:
Retail merchandise sales	78,643	71,263	7,380	10%	23%
Scrap jewelry sales	21,527	20,892	635	3%	3%
Pawn loan fees	41,197	35,135	6,062	17%	31%
Consumer loan fees	1,950	2,470	(520)	(21)%	(12)%
Other revenue	-	2	(2)	(100)%	(100)%
	143,317	129,762	13,555	10%	21%

Total revenue:
Retail merchandise sales	124,905	110,445	14,460	13%	21%
Scrap jewelry sales	48,308	45,218	3,090	7%	7%
Pawn loan fees	68,844	59,536	9,308	16%	24%
Credit services fees	23,163	23,037	126	1%	1%
Consumer loan fees	2,128	2,597	(469)	(18)%	(9)%
Other revenue	546	586	(40)	(7)%	(7)%
	$267,894	$241,419	$26,475	11%	17%

Domestic revenue accounted for approximately 47% of the total revenue for the six months ended June 30, 2012, while foreign revenue from Mexico accounted for 53% of the total.

Store Operations

The overall increase in year-over-year revenue of 17% (constant currency basis) was due to a combination of same-store revenue growth and revenue from new and acquired pawn stores. Overall, same-store revenue grew by 4%, including 6% in the United States and 3% (constant currency basis) in Mexico. Revenue generated by the stores opened or acquired since January 1, 2011, increased by $21,067,000 in Mexico and $7,339,000 in the United States, compared to the same period last year.

On a constant currency basis, store-based retail sales increased by 21%. Scrap jewelry sales increased 7% compared to the prior year, which reflected a 16% increase in the weighted-average selling price per ounce of scrap gold offset by a 10% decrease in the quantity of scrap gold sold. The decline in scrap quantity reflects an increased mix of non-jewelry loans in Mexico and less traffic from customers looking to sell gold. The total volume of gold scrap jewelry sold in the first six months of 2012 was approximately 25,000 ounces at an average cost of $1,416 per ounce and an average selling price of $1,654 per ounce.

Revenue from pawn loan fees increased 24% on a constant currency basis, which was comprised of a 13% increase in the United States and a 31% increase in Mexico. The increase was primarily the result of a 20% increase, on a constant currency basis, in outstanding pawn receivables and stronger effective yields of the portfolio. Service fees from consumer loans and credit services transactions were flat, on a constant currency basis, compared to the first six months of 2011.

The gross profit margin on total merchandise sales was 37% during the first six months of 2012, compared to 38% in the first six months of 2011. The retail merchandise margin, which excludes scrap jewelry sales, was 42% during the first six months of 2012, while the margin on wholesale scrap jewelry was 25%, compared to prior-year margins of 40% and 32%, respectively. Pawn inventories increased from the prior year by 5% on a constant currency basis. The increase reflected a higher store count, partially offset by higher inventory turnover compared to the prior year. At June 30, 2012, the Company’s pawn inventories, at cost, were comprised of: 41% jewelry (primarily gold), 37% electronics and appliances, 8% tools and 14% other. At June 30, 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 22% of consumer loan and credit services fee revenue during the first six months of 2012, compared to 19% in the first six months of 2011. During the first six months of 2012, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $196,000, compared to sales of $576,000 in the comparable prior-year period, which accounted for the increase in the loss provision. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $716,000, or 5.1% of the gross loan balance at June 30, 2012, compared to $856,000, or 6.6% of the gross loan balance at June 30, 2011, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $107,000, or 5.0% of the gross loan balance at June 30, 2012, compared to $56,000, or 5.0% of the gross loan balance at June 30, 2011.

Store operating expenses of $71,559,000 during the first six months of 2012 increased by 13% compared to $63,496,000 during the first six months of 2011, primarily as a result of the acquisition of 57 stores and 46 new store openings. As a percentage of revenue, store operating expenses increased from 26% in 2011 to 27% in 2012.

The net store profit contribution from continuing operations for the first six months of 2012 was $76,378,000, which equates to a store-level operating margin of 29%, which equaled the prior year.

The average value of the Mexican peso to the U.S. dollar decreased from 11.9 to 1 in the first six months of 2011 to 13.3 to 1 in the first six months of 2012. The end-of-period value of the Mexican peso to the U.S. dollar decreased from 11.8 to 1 at June 30, 2011, to 13.7 to 1 at June 30, 2012. As a result of these currency exchange movements, both revenue and end-of-period assets from Mexican operations translated into fewer U.S. dollars relative to the prior-year period. While the weakening of the Mexican peso negatively affected the translated dollar-value of revenue, the cost of sales and operating expenses were reduced as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which significantly reduces the Company’s net peso-denominated earnings stream. As a result of these natural currency hedges, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was not significant.

Administrative Expenses, Taxes & Income

Administrative expenses increased 6% to $23,918,000 during the first six months of 2012, compared to $22,503,000 during the first six months of 2011, primarily due to the 18% increase in the weighted-average store count and additional general management and supervisory compensation expenses required for such growth. As a percentage of revenue, administrative expenses were 9% in both 2011 and 2012.

For the first six months of 2012 and 2011, the Company’s effective federal income tax rates were 34.5% and 35.0%, respectively. The decrease in the overall rate for 2012 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 9% to $33,861,000 during the first six months of 2012, compared to $31,109,000 during the first six months of 2011. Net income was $33,861,000 during the first six months of 2012, compared to $37,894,000 during the first six months of 2011, which included the results of discontinued operations and the gain from the sale of the Illinois stores.

DISCONTINUED OPERATIONS

There was no activity related to discontinued operations during the first six months ended June 30, 2012. In March 2011, the Company sold all ten of its Illinois payday loan stores. The Company recorded a gain of $5,900,000, net of tax, or $0.18 per share, during the first quarter of 2011 from the sale of these stores. The after-tax earnings from operations for the Illinois stores were $514,000 in the first six months of 2011. All revenue, expenses and income reported in the financial statements have been adjusted to reflect reclassification of these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, the Company’s primary sources of liquidity were $29,793,000 in cash and cash equivalents, $103,492,000 in customer loans, $52,978,000 in inventories and $28,400,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $156,933,000 as of June 30, 2012, and total equity exceeded liabilities by a ratio of 2.5 to 1.

On February 28, 2012, the Company entered into an agreement to amend and extend the terms of the Unsecured Credit Facility through February 2015. Under the terms of the amendment, the amount of the Unsecured Credit Facility was increased from $25,000,000 to $50,000,000, which could be further increased to $100,000,000, subject to lender approval. In May 2012, the Company expanded its credit facility from $50,000,000 to $100,000,000. At June 30, 2012, the Company had $71,600,000 outstanding under the Unsecured Credit Facility and $28,400,000 available for borrowings. The Unsecured Credit Facility bears interest at the prevailing LIBOR rate plus a margin, which varies from 1.5% to 2.0%, depending on the Company’s cash flow leverage ratios. The interest rate totaled approximately 1.75% at June 30, 2012 and approximately 1.74% at August 2, 2012. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restrict it from pledging any of its assets as collateral against other subordinated indebtedness. The Company was in compliance with the requirements and covenants of the Credit Facility as of August 2, 2012, and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenants. The Company is required to pay an annual commitment fee of 1/4 of 1% on the average daily unused portion of the Unsecured Credit Facility commitment.

At June 30, 2012, the Company had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $4,246,000 bearing interest at 3.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through January 2015. Of the $4,246,000 in notes payable, $1,605,000 is classified as a current liability and $2,641,000 is classified as long-term debt.

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

	Six Months Ended June 30,
	2012	2011

Cash flow provided by operating activities	$39,737	$35,419
Cash flow provided by (used in) investing activities	$(90,932)	$(17,092)
Cash flow provided by (used in) financing activities	$9,846	$(18,080)

Working capital	$156,933	$188,269
Current ratio	5.88x	6.02x
Liabilities to equity ratio	40%	15%
Inventory turns (trailing twelve months ended June 30, 2012 and 2011, respectively)	4.5x	3.8x

Net cash provided by operating activities increased $4,318,000, or 12%, from $35,419,000 for the six months ended June 30, 2011, to $39,737,000 for the six months ended June 30, 2012. The primary source of operating cash flows in both years was net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $70,603,000 related to acquisitions in the first six months of 2012. As a result, net cash used in investing activities increased $73,840,000 in the current period compared to the prior-year period. In addition, the Company received $12,029,000 in investing cash flows from the sale of the Illinois operations during the prior-year period.

Net cash provided by financing activities increased $27,926,000 primarily due to net borrowings of $71,600,000 on the Unsecured Credit Facility during the first six months of 2012, offset by $61,275,000 which was used to repurchase the Company’s common stock during the first six months of 2012. During the first six months of 2011, the Company had no borrowings and repurchased $22,400,000 of its common stock.

During the first six months of 2012, the Company opened 42 new pawn stores and acquired 29 stores in Mexico; the Company also opened four new pawn stores and acquired 28 stores in the United States. The effective purchase price of the 29-store Mexico acquisition, net of cash acquired, was $46,863,000 and was paid in a combination of cash and a $4,900,000 note payable to the seller. The effective purchase price of the 24-store U.S. acquisition, net of cash acquired, was $25,615,000 and was composed of $25,315,000 in cash paid at closing and an additional $300,000 payable to the seller in December 2012. In addition, during the six months ended June 30, 2012, there were four additional stores acquired in three acquisitions for a total purchase price of $3,073,000, net of cash acquired. Certain pawn working capital assets incorporated into an existing Texas store were also acquired for a total purchase price of $311,000. The Company funded $9,751,000 in capital expenditures, primarily for new stores, during the first six months of 2012 and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2012. Capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Unsecured Credit Facility. The Company’s cash flow and liquidity available to fund expansion in 2012 included net cash flow from operating activities of $39,737,000 for the six months ended June 30, 2012.

The Company intends to continue expansion primarily through new store openings. During 2012, the Company anticipates opening a total of approximately 125 to 135 stores, including acquisitions. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2012.

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

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. As of June 30, 2012, the Company had forward sales commitments through June 2013 for 72,000 silver ounces of its expected scrap jewelry sales at prices ranging from $26 to $27 per ounce. As of June 30, 2012, the Company had no forward sales commitments for gold ounces of its expected scrap jewelry sales. Per ASC 815-10-15, which establishes standards for derivatives and hedging, these commitments qualify for an exemption as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

In December 2011, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash’s outstanding common stock. The Company completed the 1,500,000 share buyback authorization on April 16, 2012, with a total of 963,000 shares of its common stock repurchased during the first quarter of 2012 and the additional 537,000 shares repurchased in April 2012. The total shares repurchased were at an average price of $40.85 per share.

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

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended June 30,
	2012	2011

Income from continuing operations	$73,617	$62,091
Adjustments:
Income taxes	38,425	33,687
Depreciation and amortization	11,701	10,837
Interest expense	322	184
Interest income	(230)	(239)
Earnings before interest, taxes, depreciation and amortization	$123,835	$106,560

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

	Trailing Twelve Months Ended June 30,
	2012	2011

Cash flow from operating activites, including discontinued operations	$84,693	$75,938
Cash flow from investing activites:
Pawn loans	(5,246)	(25,027)
Consumer loans	(374)	(1,129)
Purchases of property and equipment	(23,720)	(25,872)
Free cash flow	$55,353	$23,910

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 11.8 to 1 at June 30, 2011 was used, compared to the exchange rate of 13.7 to 1 at June 30, 2012. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended June 30, 2011, was 11.7 to 1, compared to the current quarter rate of 13.5 to 1. The average exchange rate for the prior-year six-month period ended June 30, 2011, was 11.9 to 1, compared to the current year-to-date rate of 13.3 to 1.

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

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, credit services, consumer loan and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico, which have broad discretionary authority. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to federal and state regulations relating to the reporting and recording of firearm pawns, purchases and sales and certain currency transactions.

In both the United States and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, or small consumer loans, such as payday advances, and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, payday loans, consumer loans, credit services and the related service fees. There are several instances of this type of legislation currently proposed at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or consumer loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This information is supplemented with the discussion provided in the following paragraphs.

Local ordinances increasing the regulation of credit services products offered in the Texas cities of Austin and Dallas became effective in May and June of 2012, respectively. Among other things, these new city ordinances limit the amount of credit extended under a credit services transaction based on the customer’s gross income, limit the number of refinancing, renewal or installment payments and provide for mandatory reductions of principal with each refinancing, renewal or installment payment. The Company cannot currently estimate the long-term impact of such ordinances on revenues and profitability of its credit services operations in Austin and Dallas. Currently, the annualized revenues from credit services transactions generated from the Company’s locations in Austin and Dallas represent less than 1% of consolidated annualized revenues.

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

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2012, through June 30, 2012, the Company issued 15,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $175,000 (including income tax benefit) and 2,900 shares of nonvested stock were vested and were issued.

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

In December 2011, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash’s outstanding common stock. In April 2012, the Company completed the share repurchase program. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the first six months of 2012:

	Total	Average	Total Number Of	Maximum Number
	Number	Price	Shares Purchased	Of Shares That May
	Of Shares	Paid	As Part Of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plans	Under The Plans

January 1 through January 31, 2012	421,837	$ 37.55	421,837	1,078,163
February 1 through February 29, 2012	231,167	42.50	231,167	846,996
March 1 through March 31, 2012	309,991	42.22	309,991	537,005
April 1 through April 30, 2012	537,005	41.94	537,005	-
May 1 through May 31, 2012	-	-	-	-
June 1 through June 30, 2012	-	-	-	-
Total	1,500,000	$ 40.85	1,500,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Membership Interest Purchase Agreement – BBR Unlimited, LLC	8-K	0-19133	10.1	01/17/2012
10.2	Membership Interest, Stock and Asset Purchase Agreement – Mister Money	8-K	0-19133	10.1	06/20/2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on August 6, 2012, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2012, June 30, 2011, and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012, and June 30, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012, and June 30, 2011, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012, and June 30, 2011, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and June 30, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

X

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

Dated: August 6, 2012	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Membership Interest Purchase Agreement – BBR Unlimited, LLC	8-K	0-19133	10.1	01/17/2012
10.2	Membership Interest, Stock and Asset Purchase Agreement – Mister Money	8-K	0-19133	10.1	06/20/2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on August 6, 2012, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2012, June 30, 2011, and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012, and June 30, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012, and June 30, 2011, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012, and June 30, 2011, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and June 30, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

X

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