Form 10-Q
period 2012-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2012-10-26
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of October 22, 2012, there were 28,640,806 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2012	2011	2011
ASSETS
Cash and cash equivalents	$25,744	$48,410	$70,296
Pawn loan fees and service charges receivable	15,888	11,472	10,842
Pawn loans	107,714	77,973	73,287
Consumer loans, net	2,027	929	858
Inventories	65,692	54,916	44,412
Prepaid expenses and other current assets	11,363	6,745	9,705
Deferred tax assets	1,078	—	1,078
Total current assets	229,506	200,445	210,478

Property and equipment, net	89,621	68,620	73,451
Goodwill, net	162,675	68,704	69,695
Other non-current assets	6,418	3,504	3,472
Total assets	$488,220	$341,273	$357,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,184	$487	$—
Accounts payable and accrued liabilities	35,707	31,140	25,629
Income taxes payable	—	6,289	9,776
Deferred taxes payable	—	991	—
Total current liabilities	38,891	38,907	35,405

Revolving unsecured credit facility	111,000	—	—
Notes payable, net of current portion	9,165	1,018	—
Deferred income tax liabilities	12,278	5,461	6,319
Total liabilities	171,334	45,386	41,724

Stockholders' equity:
Preferred stock	—	—	—
Common stock	383	383	383
Additional paid-in capital	149,606	147,385	147,649
Retained earnings	386,273	312,068	333,523
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(5,381)	(11,229)	(13,463)
Common stock held in treasury, at cost	(213,995)	(152,720)	(152,720)
Total stockholders' equity	316,886	295,887	315,372
Total liabilities and stockholders' equity	$488,220	$341,273	$357,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Merchandise sales	$96,006	$87,794	$269,204	$243,447
Pawn loan fees	39,768	31,741	108,612	91,277
Consumer loan and credit services fees	13,717	13,078	38,157	37,831
Other revenue	204	239	733	808
Total revenue	149,695	132,852	416,706	373,363

Cost of revenue:
Cost of goods sold	59,328	53,164	168,212	150,278
Consumer loan and credit services loss provision	4,397	3,908	9,587	8,587
Other cost of revenue	32	54	80	147
Total cost of revenue	63,757	57,126	177,879	159,012

Net revenue	85,938	75,726	238,827	214,351

Expenses and other income:
Store operating expenses	39,889	33,313	111,003	96,352
Administrative expenses	12,330	11,531	36,248	33,995
Depreciation and amortization	3,328	2,815	9,467	8,259
Interest expense	444	39	697	105
Interest income	(30)	(56)	(147)	(221)
Total expenses and other income	55,961	47,642	157,268	138,490

Income from continuing operations before income taxes	29,977	28,084	81,559	75,861

Provision for income taxes	10,341	9,832	28,138	26,554

Income from continuing operations	19,636	18,252	53,421	49,307

Income (loss) from discontinued operations, net of tax	(747)	181	(671)	7,020
Net income	$18,889	$18,433	$52,750	$56,327

Basic income per share:
Income from continuing operations	$0.69	$0.60	$1.85	$1.59
Income (loss) from discontinued operations	(0.03)	—	(0.03)	0.23
Net income per basic share	$0.66	$0.60	$1.82	$1.82

Diluted income per share:
Income from continuing operations	$0.67	$0.58	$1.80	$1.55
Income (loss) from discontinued operations	(0.03)	0.01	(0.03)	0.23
Net income per diluted share	$0.64	$0.59	$1.77	$1.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$18,889	$18,433	$52,750	$56,327
Other comprehensive income (loss):
Currency translation adjustment, gross	9,782	(19,252)	12,339	(12,518)
Tax (expense) benefit	(3,375)	6,738	(4,257)	4,338
Comprehensive income	$25,296	$5,919	$60,832	$48,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Comp- rehensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
Shares issued under share-based comp-ensation plan	—	—	50	—	—	—	—	—	—	—
Exercise of stock options and warrants	—	—	—	—	506	—	—	—	—	506
Income tax benefit from exercise of stock options and warrants	—	—	—	—	476	—	—	—	—	476
Share-based compensation expense	—	—	—	—	975	—	—	—	—	975
Net income	—	—	—	—	—	52,750	—	—	—	52,750
Currency translation adjustment, net of tax	—	—	—	—	—	—	8,082	—	—	8,082
Repurchases of treasury stock	—	—	—	—	—	—	—	1,500	(61,275)	(61,275)
Balance at 9/30/2012	—	$—	38,341	$383	$149,606	$386,273	$(5,381)	9,700	$(213,995)	$316,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Comp- rehensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2010	—	$—	38,002	$380	$142,344	$255,741	$(3,049)	6,840	$(97,412)	$298,004
Shares issued under share-based comp-ensation plan	—	—	268	3	—	—	—	—	—	3
Exercise of stock options and warrants	—	—	—	—	2,458	—	—	—	—	2,458
Income tax benefit from exercise of stock options and warrants	—	—	—	—	2,088	—	—	—	—	2,088
Share-based compensation expense	—	—	—	—	495	—	—	—	—	495
Net income	—	—	—	—	—	56,327	—	—	—	56,327
Currency translation adjustment, net of tax	—	—	—	—	—	—	(8,180)	—	—	(8,180)
Repurchases of treasury stock	—	—	—	—	—	—	—	1,360	(55,308)	(55,308)
Balance at 9/30/2011	—	$—	38,270	$383	$147,385	$312,068	$(11,229)	8,200	$(152,720)	$295,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2012	2011
Cash flow from operating activities:
Net income	$52,750	$56,327
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	536	96
Share-based compensation expense	975	495
Depreciation and amortization expense	9,486	8,305
Deferred income taxes	1,702	1,365
Loss (gain) on disposition of consumer loan stores	633	(9,965)
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(3,642)	(1,314)
Merchandise inventories	(4,418)	(3,771)
Prepaid expenses and other assets	(671)	(1,098)
Accounts payable and accrued expenses	6,642	4,450
Income taxes payable, current	(9,517)	(272)
Net cash flow provided by operating activities	54,476	54,618
Cash flow from investing activities:
Pawn loan receivables	(25,272)	(17,018)
Consumer loans	(433)	(102)
Purchases of property and equipment	(16,240)	(21,135)
Proceeds from disposition of consumer loan stores	—	19,857
Acquisitions of pawn stores, net of cash acquired	(108,027)	(3,950)
Net cash flow used in investing activities	(149,972)	(22,348)
Cash flow from financing activities:
Change in line of credit, net	111,000	—
Payments of notes payable	(1,051)	(346)
Purchases of treasury stock	(61,275)	(55,308)
Proceeds from exercise of share-based compensation awards	506	2,461
Income tax benefit from exercise of stock options and warrants	476	2,088
Net cash flow provided by (used in) financing activities	49,656	(51,105)
Effect of exchange rates on cash	1,288	5
Change in cash and cash equivalents	(44,552)	(18,830)
Cash and cash equivalents at beginning of the period	70,296	67,240
Cash and cash equivalents at end of the period	$25,744	$48,410

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012. The condensed consolidated financial statements as of September 30, 2012, and for the three and nine month periods ended September 30, 2012, and 2011 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption was prohibited. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in Subtopic 350-30. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, and the Company plans to adopt ASU 2012-02 as of December 31, 2012. The Company does not expect ASU 2012-02 to have a material effect on the Company's financial position, results of operations or financial statement disclosures, as the value of indefinite-lived intangible assets will not be affected by the adoption of this standard.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22" ("ASU 2012-03"). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 and was effective upon issuance. The adoption of ASU 2012-03 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” ("ASU 2012-04"). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$19,636	$18,252	$53,421	$49,307
Income (loss) from discontinued operations	(747)	181	(671)	7,020
Net income for calculating basic and diluted earnings per share	$18,889	$18,433	$52,750	$56,327

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,616	30,348	28,951	30,915
Effect of dilutive securities:
Stock options, warrants and nonvested awards	814	847	778	798
Weighted-average common shares for calculating diluted earnings per share	29,430	31,195	29,729	31,713

Basic earnings per share:
Income from continuing operations	$0.69	$0.60	$1.85	$1.59
Income (loss) from discontinued operations	(0.03)	—	(0.03)	0.23
Net income per basic share	$0.66	$0.60	$1.82	$1.82

Diluted earnings per share:
Income from continuing operations	$0.67	$0.58	$1.80	$1.55
Income (loss) from discontinued operations	(0.03)	0.01	(0.03)	0.23
Net income per diluted share	$0.64	$0.59	$1.77	$1.78

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in September 2012, the Company acquired the stock of LTS, Incorporated, the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 16 large format Fast Cash Pawn stores located in Colorado. The purchase price for the transaction was $45,924,000, net of cash acquired, and was composed of $37,424,000 in cash and notes payable to the selling shareholders of $8,500,000. The notes payable bear interest at 4.0% per annum and the remaining balance is being paid in monthly payments of principal and interest scheduled through September 2017. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $34,431,000, which is deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with LTS, Incorporated. The estimated fair values of the goodwill and intangible assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets by year end. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, September 14, 2012.

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in June 2012, the Company acquired from Mister Money Investments, Inc., L&W Properties, LLC, Mister Money - - RM, Inc., Mister Money - - KY, Inc., LWC, LLC and MMRD, LLC (collectively “Mister Money”), the assets of 21 stores located in Colorado, Kentucky, Wyoming and Nebraska, and certain operating entities owning the pawn loans, inventory, layaways and other operating assets and liabilities of three other pawn stores located in Colorado and Kentucky. The combined purchase price for all 24 stores was $25,615,000, net of cash acquired, and was composed of $25,315,000 in cash paid at closing and an additional $300,000 payable to the sellers in December 2012. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $15,694,000, which is deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Mister Money. The estimated fair values of the goodwill and intangible assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets by year end. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, June 15, 2012.

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in January 2012, the Company acquired from BBR Unlimited, LLC, the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 29 pawn stores located in western Mexico. The purchase price for these stores was $46,863,000, net of cash acquired, and was composed of $41,963,000 in cash and a note payable to the seller of $4,900,000. The notes payable bear interest at 3.0% per annum and the remaining balance is being paid in monthly payments of principal and interest scheduled through January 2015. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of $39,386,000, which is deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with BBR Unlimited, LLC. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, January 10, 2012.

During the second quarter of 2012, one pawn store in Maryland was acquired for a total purchase price of $592,000, net of cash acquired, and was composed of $533,000 in cash and a payable to the seller of $59,000. This acquisition resulted in additional recorded goodwill of $389,000. In addition, certain pawn working capital assets incorporated into an existing Texas store were acquired for a total purchase price of $311,000, net of cash acquired, and resulted in additional recorded goodwill of $182,000. During the first quarter of 2012, three pawn stores in Texas were acquired in two acquisitions for an aggregate purchase price of $2,481,000, net of cash acquired, and resulted in additional recorded goodwill of $1,056,000.

The allocation of the purchase prices for the 2012 acquisitions are as follows (in thousands):

	Fast Cash	Mister Money	BBR Unlimited (Mexico)	Other	Total
Pawn loans	$6,495	$3,357	$2,246	$454	$12,552
Consumer loans	—	1,202	—	—	1,202
Inventory	2,693	3,545	1,296	160	7,694
Other current assets	921	553	200	58	1,732
Property and equipment	131	497	4,124	945	5,697
Goodwill	34,431	15,694	39,386	1,627	91,138
Intangible assets	1,360	939	988	145	3,432
Other non-current assets	58	54	38	—	150
Current liabilities	(165)	(226)	(1,415)	(5)	(1,811)
Purchase price	$45,924	$25,615	$46,863	$3,384	$121,786

During the nine months ended September 30, 2012, revenue and after-tax earnings of the 2012 acquisitions since the acquisition dates were $22,421,000 and $2,168,000, respectively. The combined transaction and non-recurring integration costs of the 2012 acquisitions recorded during the nine months ended September 30, 2012, were approximately $1,300,000. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if all the 2012 acquisitions had occurred on January 1, 2011. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisitions occurred on the date indicated or what may result in the future (in thousands, except per share data):

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue from continuing operations	$416,706	$452,633	$373,363	$430,852
Income from continuing operations	53,421	57,539	49,307	56,589
Net income	52,750	56,868	56,327	63,609
Income from continuing operations per share:
Basic	$1.85	$1.99	$1.59	$1.83
Diluted	1.80	1.94	1.55	1.78
Net income per share:
Basic	$1.82	$1.96	$1.82	$2.06
Diluted	1.77	1.91	1.78	2.01

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

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit.  The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit.  Each letter of credit expires approximately 30 days after the due date of the extension of credit.  The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2012, was $16,191,000 compared to $14,507,000 at September 30, 2011. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision.  The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit.  The Company records the estimated fair value of the liability, which was immaterial at September 30, 2012, under the letters of credit in accrued liabilities.  The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.  See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 5 - Discontinued Operations

The Company’s strategy has been to grow its pawn operations while reducing regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to recently enacted ordinances in these cities, which significantly restrict the Company's ability to provide credit services products. The Company recorded a loss on disposal of $633,000, net of tax, or $0.03 per share, from these stores. The after-tax operating results from operations for these Texas stores were immaterial during the nine months ended September 30, 2012, and 2011.

In March 2011, the Company sold all ten of its consumer loan stores located in Illinois to a privately-held operator of check cashing and consumer lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. During the nine months ended September 30, 2011, the Company recorded a gain of approximately $5,979,000, net of tax, or $0.19 per share, from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share during the nine months ended September 30, 2011.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at September 30, 2012, and 2011 were immaterial.

The following table summarizes the operating results, including gains from dispositions, of all the operations which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012, and 2011 (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consumer loan and credit services fees	$58	$497	$941	$2,863
Consumer loan and credit services loss provision	(64)	(193)	(370)	(511)
Net revenue	(6)	304	571	2,352

Expenses and other (gain) loss:
Operating and administrative expenses	165	244	610	1,317
Depreciation and amortization	3	10	19	46
Loss (gain) on disposition of consumer loan stores	966	(133)	966	(9,965)
Gain on excess collections of notes receivable	—	(115)	—	(735)
Total expenses and other (gains)/losses	1,134	6	1,595	(9,337)
Income (loss) from discontinued operations before income taxes	(1,140)	298	(1,024)	11,689
Tax benefit (expense)	393	(117)	353	(4,669)
Income (loss) from discontinued operations, net of tax	$(747)	$181	$(671)	$7,020
Income (loss) from discontinued operations (basic)	$(0.03)	$—	$(0.03)	$0.23
Income (loss) from discontinued operations (diluted)	$(0.03)	$0.01	$(0.03)	$0.23

Note 6 - Commitments and Contingencies

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. As of September 30, 2012, the Company had forward sales commitments through June 2013 for 54,000 silver ounces and forward sales commitments through November 2012 for 4,000 gold ounces of its expected scrap jewelry sales. These commitments qualify for an exemption as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

Contingent Assessment

The Company transfers scrap jewelry generated by its pawn operations in Mexico into the United States, where such jewelry is melted and sold for its precious metals content, which is primarily gold. These cross-border transfers are subject to numerous import/export regulations by customs and border security authorities in both Mexico and the United States. The Company’s long-standing practice, as previously approved by customs authorities, has been to import such materials designated for remelting into the United States under certain duty-free provisions of the Harmonized Tariff Schedule of the United States.  The United States Customs and Border Protection Agency (“CBP”) has requested certain transaction records pertaining to the Company’s cross-border remelting processes. In addition, CBP assessed duties on certain cross-border remelting transactions occurring in 2008 and 2009 totaling approximately $634,000 including accrued interest.  The Company cannot currently estimate the likelihood that additional assessments will be issued by CBP.  The Company is in the process of appealing the assessments issued to date by CBP; however, it cannot assess the likelihood that such appeals will be successful.

Note 7 - Revolving Credit Facility

On September 11, 2012, the Company entered into an agreement to amend and restate its existing bank credit facility (the “Unsecured Credit Facility”). The number of commercial bank lenders participating in the facility increased from two to five lenders and the amount of the Unsecured Credit Facility was increased from $100,000,000 to $175,000,000. The Unsecured Credit Facility now bears interest at the prevailing LIBOR rate plus a fixed spread of 2.0% and matures in February 2015.

Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company's Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restricts the Company from pledging any of its assets as collateral against other indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of September 30, 2012. The Company is required to pay an annual commitment fee of 0.375% on the average daily unused portion of the Unsecured Credit Facility commitment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations accounted for approximately 91% of the Company’s revenue from continuing operations during the first nine months of 2012. The Company’s pawn revenue is derived primarily from service fees on pawn loans and merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company’s consumer loan and credit services revenue, which is approximately 9% of consolidated year-to-date revenue from continuing operations, is derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the CSO Program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

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

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three and nine months ended September 30, 2012, approximately 54% of total revenue was generated in Mexico and 46% from the United States.

As of September 30, 2012, the Company had 810 locations in twelve U.S. states and 24 states in Mexico, which represents a net store-count increase of 23% over the trailing twelve months. A total of 36 new store locations were added during the third quarter of 2012 and 139 have been added year-to-date.

The following table details store openings for the three months ended September 30, 2012:

	Pawn Locations		Consumer Loan Locations (3)	Total Locations
	Large Format (1)	Small Format (2)
United States:
Total locations, beginning of period	164	27	72	263
New locations opened	2	—	—	2
Locations acquired	16	—	—	16
Discontinued consumer loan operations	—	—	(7)	(7)
Total locations, end of period	182	27	65	274

Mexico:
Total locations, beginning of period	465	19	34	518
New locations opened	18	—	—	18
Total locations, end of period	483	19	34	536

Total:
Total locations, beginning of period	629	46	106	781
New locations opened	20	—	—	20
Locations acquired	16	—	—	16
Discontinued consumer loan operations	—	—	(7)	(7)
Total locations, end of period	665	46	99	810

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including jewelry, electronics, appliances, tools and other consumer hard goods. At September 30, 2012, 111 of the U.S. large format pawn stores also offered consumer loans or credit services products, which includes the 24 locations acquired from Mister Money.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At September 30, 2012, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

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

The following table details store openings for the nine months ended September 30, 2012:

	Pawn Locations		Consumer Loan Locations (3)	Total Locations
	Large Format (1)	Small Format (2)
United States:
Total locations, beginning of period	132	25	74	231
New locations opened	6	—	—	6
Locations acquired	44	—	—	44
Store format conversions	—	2	(2)	—
Discontinued consumer loan operations	—	—	(7)	(7)
Total locations, end of period	182	27	65	274

Mexico:
Total locations, beginning of period	394	19	34	447
New locations opened	60	—	—	60
Locations acquired	29	—	—	29
Total locations, end of period	483	19	34	536

Total:
Total locations, beginning of period	526	44	108	678
New locations opened	66	—	—	66
Locations acquired	73	—	—	73
Store format conversions	—	2	(2)	—
Discontinued consumer loan operations	—	—	(7)	(7)
Total locations, end of period	665	46	99	810

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including jewelry, electronics, appliances, tools and other consumer hard goods. At September 30, 2012, 111 of the U.S. large format pawn stores also offered consumer loans or credit services products, which includes the 24 locations acquired from Mister Money.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At September 30, 2012, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

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

The Company’s management reviews and analyzes certain operating results, in Mexico, on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Amounts presented on a constant currency basis will be denoted as such. See additional discussion of constant currency operating results provided in the section titled “Non-GAAP Financial Information.”

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2012, Compared To The Three Months Ended September 30, 2011

The following table details the components of revenue for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased from 12.3 to 1 in the third quarter of 2011 to 13.2 to 1 in the third quarter of 2012. The end-of-period value of the Mexican peso to the U.S. dollar increased from 13.5 to 1 at September 30, 2011, to 12.9 to 1 at September 30, 2012. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets from Mexican operations translated into more U.S. dollars relative to the prior-year period. While the weakening of the Mexican peso negatively affected the translated dollar-value of revenue, the cost of sales and operating expenses were reduced as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which reduces the Company’s net peso-denominated earnings stream. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Three Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$25,801	$20,000	$5,801	29%	29%
Scrap jewelry sales	13,822	15,653	(1,831)	(12)%	(12)%
Pawn loan fees	16,747	13,452	3,295	24%	24%
Consumer loan and credit services fees	12,785	11,887	898	8%	8%
Other revenue	204	239	(35)	(15)%	(15)%
	69,359	61,231	8,128	13%	13%
Mexico revenue:
Retail merchandise sales	44,137	38,157	5,980	16%	24%
Scrap jewelry sales	12,246	13,984	(1,738)	(12)%	(12)%
Pawn loan fees	23,021	18,289	4,732	26%	35%
Consumer loan and credit services fees	932	1,191	(259)	(22)%	(16)%
	80,336	71,621	8,715	12%	19%
Total revenue:
Retail merchandise sales	69,938	58,157	11,781	20%	26%
Scrap jewelry sales	26,068	29,637	(3,569)	(12)%	(12)%
Pawn loan fees	39,768	31,741	8,027	25%	31%
Consumer loan and credit services fees	13,717	13,078	639	5%	5%
Other revenue	204	239	(35)	(15)%	(15)%
	$149,695	$132,852	$16,843	13%	16%

Domestic revenue accounted for approximately 46% of the total revenue for the current quarter, while foreign revenue from Mexico accounted for 54% of total revenue.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of September 30, 2012, as compared to September 30, 2011 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at September 30,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
United States:
Pawn loans	$51,875	$38,791	$13,084	34%	34%
CSO credit extensions held by independent third-party (1)	14,048	12,226	1,822	15%	15%
Other consumer loans	1,194	41	1,153	2,812%	2,812%
	67,117	51,058	16,059	31%	31%
Mexico:
Pawn loans	55,839	39,182	16,657	43%	36%
Other consumer loans	833	888	(55)	(6)%	(10)%
	56,672	40,070	16,602	41%	35%
Total:
Pawn loans	107,714	77,973	29,741	38%	35%
CSO credit extensions held by independent third-party (1)	14,048	12,226	1,822	15%	15%
Other consumer loans	2,027	929	1,098	118%	114%
	$123,789	$91,128	$32,661	36%	33%
Pawn inventories:
U.S. pawn inventories	$29,649	$23,149	$6,500	28%	28%
Mexico pawn inventories	36,043	31,767	4,276	13%	8%
	$65,692	$54,916	$10,776	20%	17%

(1)   CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in quarter-over-quarter revenue of 16% (constant currency basis) was due primarily to revenue from new and acquired pawn stores. The 12% decrease in total scrap jewelry revenue caused consolidated same-store revenue to be flat, on a constant currency basis, in the third quarter. Excluding scrap jewelry sales, same-store revenue increased 9% in Mexico, 3% in the U.S. and 6% overall, on a constant currency basis. Same-store pawn service fees increased 12% on a consolidated basis, with 17% growth in Mexico and 7% growth in the U.S., on a constant currency basis. Same-store retail sales (constant currency basis) increased 7% in Mexico, were flat in the U.S. and increased 4% in total. Same-store scrap revenue (constant currency basis) decreased 22% in total, with a 23% decrease in the U.S. and a 21% decrease in Mexico. Third quarter revenue generated by the stores opened or acquired since July 1, 2011, increased by $10,550,000 in Mexico and $10,643,000 in the United States, compared to the same quarter last year.

Revenue from pawn loan fees increased 31% on a constant currency basis, which was composed of a 24% increase in the United States and a 35% increase in Mexico. The increase was primarily the result of an increase in the average outstanding pawn receivables.

On a constant currency basis, store-based retail sales increased by 26%, and scrap jewelry sales decreased 12% compared to the prior year, which reflected an 8% increase in the weighted-average selling price per ounce of scrap gold offset by an 18% decrease in the quantity of scrap gold sold. The decline in scrap quantity reflects an increased mix of non-jewelry loans in Mexico and less traffic from customers looking to sell gold. The total volume of gold scrap jewelry sold in the third quarter of 2012 was approximately 14,000 ounces at an average cost of $1,376 per ounce and an average selling price of $1,666 per ounce.

Service fees from consumer loans and credit services transactions increased 5%, on a constant currency basis, compared to the third quarter of 2011, primarily generated by revenues from the acquired Mister Money pawn stores.

The gross profit margin on total merchandise sales was 38% during the third quarter of 2012, compared to 39% in the same period in the prior year. The store-based retail merchandise margin, which excludes scrap jewelry sales, was 43% during the third quarter of 2012, while the margin on wholesale scrap jewelry was 27%, compared to prior-year margins of 41% and 37%, respectively. The overall increase in retail margins was primarily the result of improved retail margins in Mexico, including lower acquisition costs for retail merchandise. The decrease in scrap margins reflected higher acquisition costs for gold. Pawn inventories increased from the prior year by 17% on a constant currency basis. The increase reflected a higher store count and store acquisitions, partially offset by higher inventory turnover compared to the prior year. At September 30, 2012, the Company’s pawn inventories, at cost, were composed of: 38% jewelry (primarily gold), 40% electronics and appliances, 7% tools and 15% other. At September 30, 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 32% of consumer loan and credit services fee revenue during the third quarter of 2012, compared to 30% in the third quarter of 2011. During the third quarter of 2012, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $83,000. The Company did not sell bad debt portfolios during the third quarter of 2011. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $735,000, or 5.0% of the gross loan balance at September 30, 2012, compared to $877,000, or 6.7% of the gross loan balance at September 30, 2011, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $109,000, or 5.1% of the gross loan balance at September 30, 2012, compared to $49,000, or 5.0% of the gross loan balance at September 30, 2011.

Store operating expenses of $39,889,000 during the third quarter of 2012 increased by 20% compared to $33,313,000 during the third quarter of 2011, primarily as a result of a 22% increase in the weighted-average store count. As a percentage of revenue, store operating expenses increased from 25% in 2011 to 27% in 2012.

The net store profit contribution from continuing operations for the current-year quarter was $43,272,000, which equates to a store-level operating margin of 29%, compared to 30% in the prior-year quarter.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 7% to $12,330,000 during the third quarter of 2012, compared to $11,531,000 during the third quarter of 2011, primarily due to the 22% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth. As a percentage of revenue, administrative expenses decreased from 9% in 2011 to 8% in 2012.

Interest expense increased to $444,000 in the third quarter of 2012, compared to $39,000 for the third quarter of 2011, reflecting increased borrowing levels under the existing credit facilities.

For the third quarter of 2012 and 2011, the Company’s effective federal income tax rates were 34.5% and 35.0%, respectively. The decrease in the overall rate for 2012 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 8% to $19,636,000 during the third quarter of 2012, compared to $18,252,000 during the third quarter of 2011. Net income was $18,889,000 during the third quarter of 2012, compared to $18,433,000 during the third quarter of 2011, which included the results of discontinued operations.

Nine Months Ended September 30, 2012, Compared To The Nine Months Ended September 30, 2011

The following table details the components of revenue for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased from 12.0 to 1 in the first nine months of 2011 to 13.2 to 1 in the first nine months of 2012. The end-of-period value of the Mexican peso to the U.S. dollar increased from 13.5 to 1 at September 30, 2011, to 12.9 to 1 at September 30, 2012. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets from Mexican operations translated into more U.S. dollars relative to the prior-year period. While the weakening of the Mexican peso negatively affected the translated dollar-value of revenue, the cost of sales and operating expenses were reduced as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which significantly reduces the Company’s net peso-denominated earnings stream. As a result of these natural currency hedges, the impact of the currency rate fluctuation on year-to-date net income and earnings per share was not significant. The Company’s management reviews and analyzes business results in a constant currency because the Company believes this is a meaningful indicator of the Company’s underlying business trends.

	Nine Months Ended				Increase/(Decrease)
	September 30, 2012				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
United States revenue:
Retail merchandise sales	$72,063	$59,182	$12,881	22%	22%
Scrap jewelry sales	40,588	39,969	619	2%	2%
Pawn loan fees	44,394	37,853	6,541	17%	17%
Consumer loan and credit services fees	35,275	34,170	1,105	3%	3%
Other revenue	733	806	(73)	(9)%	(9)%
	193,053	171,980	21,073	12%	12%
Mexico revenue:
Retail merchandise sales	122,780	109,420	13,360	12%	23%
Scrap jewelry sales	33,773	34,876	(1,103)	(3)%	(3)%
Pawn loan fees	64,218	53,424	10,794	20%	32%
Consumer loan and credit services fees	2,882	3,661	(779)	(21)%	(13)%
Other revenue	—	2	(2)	(100)%	(100)%
	223,653	201,383	22,270	11%	21%
Total revenue:
Retail merchandise sales	194,843	168,602	26,241	16%	23%
Scrap jewelry sales	74,361	74,845	(484)	(1)%	(1)%
Pawn loan fees	108,612	91,277	17,335	19%	26%
Consumer loan and credit services fees	38,157	37,831	326	1%	2%
Other revenue	733	808	(75)	(9)%	(9)%
	$416,706	$373,363	$43,343	12%	17%

Domestic revenue accounted for approximately 46% of the total revenue for the nine months ended September 30, 2012, while foreign revenue from Mexico accounted for 54% of total revenue.

Store Operations

The overall increase in year-over-year revenue of 17% (constant currency basis) was due to a combination of same-store revenue growth and revenue from new and acquired pawn stores. Overall, same-store revenue grew by 2% on a constant currency basis. Excluding scrap jewelry sales, same-store revenue increased 6% in Mexico, 5% in the U.S. and 5% overall, on a constant currency basis. Same-store pawn service fees increased 9% on a consolidated basis, with 11% growth in Mexico and 7% growth in the U.S., on a constant currency basis. Same-store retail sales (on a constant currency basis) increased 4% in Mexico, increased 5% in the U.S. and increased 4% in total. Same-store scrap revenue (on a constant currency basis) decreased 10% in total, with a 7% decrease in the U.S. and a 14% decrease in Mexico. Revenue generated by the stores opened or acquired since January 1, 2011, increased by $33,750,000 in Mexico and $18,024,000 in the United States, compared to the same period last year.

Revenue from pawn loan fees increased 26% on a constant currency basis, which was composed of a 17% increase in the United States and a 32% increase in Mexico. The increase was primarily the result of an increase in the average outstanding pawn receivables.

On a constant currency basis, store-based retail sales increased by 23%. Scrap jewelry sales decreased 1% compared to the prior year, which reflected a 13% increase in the weighted-average selling price per ounce of scrap gold offset by a 13% decrease in the quantity of scrap gold sold. The decline in scrap quantity reflects an increased mix of non-jewelry loans in Mexico and less traffic from customers looking to sell gold. The total volume of gold scrap jewelry sold in the first nine months of 2012 was approximately 39,000 ounces at an average cost of $1,402 per ounce and an average selling price of $1,658 per ounce.

Service fees from consumer loans and credit services transactions increased 2%, on a constant currency basis, compared to the first nine months of 2011, primarily generated by revenues from the acquired Mister Money pawn stores.

The gross profit margin on total merchandise sales was 38% during the first nine months of 2012 and 2011. The retail merchandise margin, which excludes scrap jewelry sales, was 42% during the first nine months of 2012, while the margin on wholesale scrap jewelry was 26%, compared to prior-year margins of 40% and 34%, respectively. The overall increase in retail margins was primarily the result of improved retail margins in Mexico, including lower acquisition costs for retail merchandise. The decrease in scrap margins reflected higher acquisition costs for gold. Pawn inventories increased from the prior year by 17% on a constant currency basis. The increase reflected a higher store count and store acquisitions, partially offset by higher inventory turnover compared to the prior year. At September 30, 2012, the Company’s pawn inventories, at cost, were composed of: 38% jewelry (primarily gold), 40% electronics and appliances, 7% tools and 15% other. At September 30, 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 25% of consumer loan and credit services fee revenue during the first nine months of 2012, compared to 23% in the first nine months of 2011. During the first nine months of 2012, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $279,000, compared to sales of $576,000 in the comparable prior-year period. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $735,000, or 5.0% of the gross loan balance at September 30, 2012, compared to $877,000, or 6.7% of the gross loan balance at September 30, 2011, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $109,000, or 5.1% of the gross loan balance at September 30, 2012, compared to $49,000, or 5.0% of the gross loan balance at September 30, 2011.

Store operating expenses of $111,003,000 during the first nine months of 2012 increased by 15% compared to $96,352,000 during the first nine months of 2011, primarily as a result of the 19% increase in the weighted-average store count. As a percentage of revenue, store operating expenses increased from 26% in 2011 to 27% in 2012.

The net store profit contribution from continuing operations for the first nine months of 2012 was $119,919,000, which equates to a store-level operating margin of 29%, compared to 30% in the prior year.

Administrative Expenses, Taxes & Income

Administrative expenses increased 7% to $36,248,000 during the first nine months of 2012, compared to $33,995,000 during the first nine months of 2011, primarily due to the 19% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expense required for such growth. As a percentage of revenue, administrative expenses were 9% in both 2011 and 2012.

Interest expense increased to $697,000 in the first nine months of 2012, compared to $105,000 for the first nine months of 2011, reflecting increased borrowing levels under the existing credit facilities.

For the first nine months of 2012 and 2011, the Company’s effective federal income tax rates were 34.5% and 35.0%, respectively. The decrease in the overall rate for 2012 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 8% to $53,421,000 during the first nine months of 2012, compared to $49,307,000 during the first nine months of 2011. Net income was $52,750,000 during the first nine months of 2012, compared to $56,327,000 during the first nine months of 2011, which included the results of discontinued operations and the gain from the sale of the Illinois stores.

DISCONTINUED OPERATIONS

In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to certain recently enacted ordinances in these cities, which significantly restrict the Company's ability to provide credit services products. The Company recorded a loss on disposal of $633,000, net of tax, or $0.03 per share, from these stores. The after-tax operating results from operations for these Texas stores were immaterial during the first nine months of 2012 and 2011.

In March 2011, the Company sold all ten of its Illinois payday loan stores. The Company recorded a gain of $5,979,000, net of tax, or $0.19 per share, during the first nine months of 2011 from the sale of these stores. The after-tax earnings from operations for the Illinois stores were $514,000 in the first nine months of 2011.

All revenue, expenses and income reported in the financial statements have been adjusted to reflect reclassification of these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, the Company’s primary sources of liquidity were $25,744,000 in cash and cash equivalents, $125,629,000 in customer loans, $65,692,000 in inventories and $64,000,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $190,615,000 as of September 30, 2012, and total equity exceeded liabilities by a ratio of 1.8 to 1.

On September 11, 2012, the Company entered into an agreement to amend and restate the Unsecured Credit Facility. The number of commercial bank lenders participating in the facility increased from two to five lenders and the amount of the Unsecured Credit Facility was increased from $100,000,000 to $175,000,000. The Unsecured Credit Facility now bears interest at the prevailing LIBOR rate plus a fixed spread of 2.0% and matures in February 2015. The interest rate totaled approximately 2.25% at September 30, 2012. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company's Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restricts the Company from pledging any of its assets as collateral against other indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of October 22, 2012, and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 0.375% on the average daily unused portion of the Unsecured Credit Facility commitment.

At September 30, 2012, the Company had notes payable to individuals arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $8,500,000 bearing interest at 4.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through September 2017. Of the $8,500,000 in notes payable, $1,567,000 is classified as a current liability and $6,933,000 is classified as long-term debt.

At September 30, 2012, the Company had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $3,849,000 bearing interest at 3.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through January 2015. Of the $3,849,000 in notes payable, $1,617,000 is classified as a current liability and $2,232,000 is classified as long-term debt.

Management believes that cash flows from operations, available cash balances and the Unsecured Credit Facility will be sufficient to fund the Company’s current operating liquidity needs. In general, revenue growth is dependent upon the Company’s ability to fund growth of store fronts, customer loan balances and inventories. In addition to these factors, merchandise sales, inventory levels and the pace of new store expansions/acquisitions affect the Company’s liquidity. Regulatory developments affecting the Company’s consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in the section entitled “Regulatory Developments.”  The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cash flow provided by operating activities	$54,476	$54,618
Cash flow provided by (used in) investing activities	$(149,972)	$(22,348)
Cash flow provided by (used in) financing activities	$49,656	$(51,105)

Working capital	$190,615	$161,538
Current ratio	5.90x	5.15x
Liabilities to equity ratio	54%	15%
Inventory turns (trailing twelve months ended September 30, 2012 and 2011, respectively)	4.4x	3.9x

Net cash provided by operating activities decreased $142,000, or less than 1%, from $54,618,000 for the nine months ended September 30, 2011, to $54,476,000 for the nine months ended September 30, 2012. The primary source of operating cash flows in both years was net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $108,027,000 related to acquisitions in the first nine months of 2012, compared to $3,950,000 in the prior-year period. As a result, net cash used in investing activities increased $127,624,000 in the current period compared to the prior-year period. The Company received $19,857,000 in investing cash flows from the sale of the Illinois operations during the prior-year period.

Net cash provided by financing activities increased $100,761,000 primarily due to net borrowings of $111,000,000 on the Unsecured Credit Facility during the first nine months of 2012, offset by $61,275,000 which was used to repurchase the Company’s common stock during the first nine months of 2012. During the first nine months of 2011, the Company had no borrowings and repurchased $55,308,000 of its common stock.

During the first nine months of 2012, the Company opened 60 new pawn stores and acquired 29 stores in Mexico; the Company also opened six new pawn stores and acquired 44 stores in the United States. The effective purchase price of the 29-store Mexico acquisition, net of cash acquired, was $46,863,000 and was paid in a combination of cash and a $4,900,000 note payable to the seller. The effective purchase price of the 24-store U.S. acquisition, net of cash acquired, was $25,615,000 and was composed of $25,315,000 in cash paid at closing and an additional $300,000 payable to the seller in December 2012. The effective purchase price of the 16-store U.S. acquisition, net of cash acquired, was $45,924,000 and was paid in a combination of cash and an $8,500,000 notes payable to the sellers. In addition, during the nine months ended September 30, 2012, there were four additional stores acquired in three acquisitions for a total purchase price of $3,073,000, net of cash acquired. Certain pawn working capital assets incorporated into an existing Texas store were also acquired for a total purchase price of $311,000. The Company funded $16,240,000 in capital expenditures, primarily for new stores, during the first nine months of 2012 and expects to fund capital expenditures at a similar quarterly rate in the remainder of 2012. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Unsecured Credit Facility. The Company’s cash flow and liquidity available to fund expansion in 2012 included net cash flow from operating activities of $54,476,000 for the nine months ended September 30, 2012.

The Company intends to continue expansion primarily through new store openings and acquisitions. During 2012, the Company anticipates opening a total of approximately 140 to 145 stores, including acquisitions. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2012.

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

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. As of September 30, 2012, the Company had forward sales commitments through June 2013 for 54,000 silver ounces of its expected scrap jewelry sales at a price of $27 per ounce. As of September 30, 2012, the Company had forward sales commitments through November 2012 for 4,000 gold ounces of its expected scrap jewelry sales at prices ranging from $1,736 to $1,776 per ounce. Per ASC 815-10-15, which establishes standards for derivatives and hedging, these commitments qualify for an exemption as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

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

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Trailing Twelve Months Ended
	September 30,
	2012	2011
Income from continuing operations	$74,825	$67,018
Adjustments:
Income taxes	38,841	36,260
Depreciation and amortization	12,177	11,107
Interest expense	727	149
Interest income	(204)	(273)
Earnings before interest, taxes, depreciation and amortization	$126,366	$114,261

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

	Trailing Twelve Months Ended
	September 30,
	2012	2011
Cash flow from operating activities, including discontinued operations	$80,233	$78,506
Cash flow from investing activities:
Pawn and consumer loans	(13,793)	(18,113)
Purchases of property and equipment	(24,079)	(26,540)
Free cash flow	$42,361	$33,853

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 13.5 to 1 at September 30, 2011 was used, compared to the exchange rate of 12.9 to 1 at September 30, 2012. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended September 30, 2011, was 12.3 to 1, compared to the current quarter rate of 13.2 to 1. The average exchange rate for the prior-year nine-month period ended September 30, 2011, was 12.0 to 1, compared to the current year-to-date rate of 13.2 to 1.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, currency exchange rates, future share repurchases and the impact thereof, completion of disposition transactions and expected gains or losses from the disposition of such operations, earnings from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, credit losses, changes in the market value of pawn collateral and merchandise inventories, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations, including recently enacted ordinances in the Texas cities of Dallas, Austin and San Antonio) affecting consumer loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues, changes in demand for the Company's services and products, changes in the Company's ability to satisfy its debt obligations or to obtain new capital to finance growth, a prolonged interruption in the Company's operations of its facilities, systems, and business functions, including its information technology and other business systems, the implementation of new, or changes in the interpretation of existing accounting principles or financial reporting requirements, and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2011 Annual Report on Form 10-K. These risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

In both the United States and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans or small consumer loans, such as payday advances, and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, payday loans, consumer loans, credit services and the related service fees. There are several instances of this type of legislation currently proposed at federal, state and local levels in both the United States and Mexico. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or consumer loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This information is supplemented with the discussion provided in the following paragraphs.

Local ordinances increasing the regulation of credit services products offered in the Texas cities of Austin and Dallas became effective in May and June of 2012, respectively. Among other things, these new city ordinances limit the amount of credit extended under a credit services transaction based on the customer’s gross income, limit the number of refinancing, renewal or installment payments and provide for mandatory reductions of principal with each refinancing, renewal or installment payment. As a result of the ordinances, the Company experienced a significant reduction of credit services transaction volumes beginning in the third quarter of 2012. As described in Note 5 to the Condensed Consolidated Financial Statements included herein, the Company has elected to discontinue operations at seven consumer loan stores in these markets. A similar ordinance was recently enacted in the city of San Antonio, Texas to become effective on January 1, 2013. The Company currently has nine consumer loan stores located in San Antonio which generated approximately $2,800,000 in revenue for the trailing twelve months ended September 30, 2012. The Company has not made a determination regarding the expected operating viability of these stores when the San Antonio ordinance becomes effective in 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2012, through September 30, 2012, the Company issued 46,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $982,000 (including income tax benefit) and 2,900 shares of nonvested stock became vested and were issued.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

On September 14, 2012, the Company completed the acquisition of Fast Cash Pawn as described in Note 3 to the Condensed Consolidated Financial Statements included herein. Additional information regarding this transaction was previously disclosed on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012. The acquisition of Fast Cash Pawn was not significant, as defined in Regulation S-X, compared to the Company's overall financial position.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Stock Purchase Agreement – LTS, Incorporated	8-K	0-19133	10.1	8/16/2012
10.2	Second Amendment to Amended and Restated Credit Agreement	8-K	0-19133	10.1	9/13/2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, filed with the SEC on October 26, 2012, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2012, September 30, 2011, and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, and September 30, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012, and September 30, 2011, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, and September 30, 2011, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and September 30, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: October 26, 2012	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Stock Purchase Agreement – LTS, Incorporated	8-K	0-19133	10.1	8/16/2012
10.2	Second Amendment to Amended and Restated Credit Agreement	8-K	0-19133	10.1	9/13/2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, filed with the SEC on October 26, 2012, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2012, September 30, 2011, and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, and September 30, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012, and September 30, 2011, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, and September 30, 2011, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and September 30, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.
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