Form 10-K
period 2012-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2013-02-22
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-19133

FIRST CASH FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2237318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
690 East Lamar Blvd., Suite 400	76011
Arlington, Texas	(Zip Code)
(Address of principal executive offices)
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
☒Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes   ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes   ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price on the NASDAQ Global Select Market on June 30, 2012, is $1,151,655,000.

As of February 18, 2013, there were 29,274,376 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on or about June 12, 2013, is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-K
For the Year Ended December 31, 2012

FORWARD-LOOKING INFORMATION

This annual report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this annual report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, currency exchange rates, future share repurchases and the impact thereof, completion of disposition transactions and expected gains or losses from the disposition of such operations, earnings from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this annual report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, credit losses, changes in the market value of pawn collateral and merchandise inventories, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations, including recently enacted federal pawn legislation in Mexico and ordinances in the Texas cities of San Antonio and El Paso) affecting consumer loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues, changes in demand for the Company’s services and products, changes in the Company’s ability to satisfy its debt obligations or to obtain new capital to finance growth, a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology, cash management and other business systems, the implementation of new, or changes in the interpretation of existing accounting principles or financial reporting requirements, and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in “Item 1A. Risk Factors.” These risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

PART I

Item 1. Business

General

First Cash Financial Services, Inc. and its subsidiaries (the "Company" or "First Cash") is a leading operator of retail-based pawn and consumer finance stores in the United States and Mexico. As of February 18, 2013, the Company had approximately 829 locations in twelve U.S. states and 24 states in Mexico.

The Company's primary business is the operation of pawn stores, which engage in retail sales, purchasing of secondhand goods and consumer finance activities. The pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as jewelry, consumer electronics, tools, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company's pawn stores offer consumer loans or credit services products. The Company's strategy is to focus on growing its retail-based pawn operations in the United States and Mexico.

The Company operates a significantly smaller number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans, check cashing, money orders and money transfers. The product mix in these stores varies by market.

Revenue for the twelve months ended December 31, 2012, was primarily derived from the Company's pawn operations in the U.S. and Mexico:
The Company was formed as a Texas corporation in July 1988, and in April 1991 the Company reincorporated as a Delaware corporation. Except as otherwise indicated, the term “Company” includes its wholly-owned subsidiaries, which are detailed in Exhibit 21.1.

The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

Pawn Industry

Pawnshops are retail-based operations that buy and sell popular consumer items such as jewelry, consumer electronics, power tools, musical instruments and sporting goods. Pawnshops also provide a quick and convenient source of small consumer loans to unbanked, under-banked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit card providers. First Cash pawn stores compete directly in both the specialty retail and consumer finance industries.

The pawn industry in the United States is well established, with the highest concentration of pawnshops located in the Southeast, Midwest and Southwest regions of the country. The operation of pawnshops is governed primarily by state laws, and accordingly, states that maintain pawn laws most conducive to profitable operations have historically seen the greatest concentration of pawnshops. Although mature, management believes that the U.S. pawn industry remains highly fragmented. The three major publicly traded pawnshop companies, which include First Cash, currently operate approximately 2,200 of the estimated 11,000 to 15,000 total pawnshops in the United States. The Company believes that individuals operating less than five locations own the majority of pawnshops.

The large format, full-service pawn industry in Mexico is less developed, as compared to the U.S., with approximately 6,000 stores, of which approximately 5,000 are small "jewelry-only" stores. The jewelry-only pawnshops in Mexico are much smaller than most stores in the U.S. and typically only make loans collateralized by gold jewelry and have limited, if any, retail operations. The Company operates mostly large, full-service stores in Mexico, where competition is extremely limited. The Company believes that there are 1,000 or fewer large format, full-service pawnshops in Mexico. A large percentage of the population in Mexico is unbanked or under-banked and has limited access to consumer credit. The Company believes that there is significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition, especially from large format pawnshop operators.

Business Strategy

The Company's business plan is to continue the expansion of its operations by opening new retail pawn locations, acquiring existing pawnshops in strategic markets and increasing revenue and operating profits in its existing stores. In addition, the Company will continue to evaluate acquisition opportunities in the pawn industry, in both Mexico and the United States, if and when they arise.

The Company has opened or acquired 431 new stores in the last five fiscal years and intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following chart details store additions over the past five years:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Domestic stores:
New locations opened	6	10	6	3	7
Locations acquired	46	11	6	2	—
Total additions	52	21	12	5	7

International stores:
New locations opened	62	61	58	60	48
Locations acquired	29	—	—	—	16
Total additions	91	61	58	60	64

Total:
New locations opened	68	71	64	63	55
Locations acquired	75	11	6	2	16
Total additions	143	82	70	65	71

New Store Openings

The Company plans to continue opening new pawn stores, both in Mexico and in the U.S. Management opens new stores in under-developed markets, especially where customer demographics are favorable and competition is limited or restricted. It is the Company's experience that after a suitable location has been identified and a lease and licenses are obtained, a new store can be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and consumer loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up losses.

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

Acquisitions

Because of the fragmented nature of the pawn industry, the Company believes that acquisition opportunities may arise from time to time. The timing of any future acquisitions is based on identifying suitable stores and purchasing them on terms that are viewed as favorable to the Company. Before making an acquisition, management typically studies a demographic analysis of the surrounding area, considers the number and size of competing stores, and researches state and local regulatory issues. Specific pawn store acquisition criteria include an evaluation of the volume of merchandise sales and pawn transactions, outstanding customer pawn loan balances, historical pawn yields, retail margins and redemption rates, the condition and quantity of inventory on hand, and location and condition of the facility, including lease terms.

Pawn Merchandise Sales

The Company's pawn merchandise sales are primarily retail sales to the general public from its pawn stores. The items retailed are primarily used consumer electronics, jewelry, household appliances, tools, musical instruments, and sporting goods. The Company also melts down certain quantities of scrap jewelry and sells the gold, silver and diamonds in commodity markets. Merchandise sales accounted for approximately 66% of the Company's revenue from continuing operations during fiscal 2012.

The Company acquires pawn merchandise inventory primarily through forfeited pawn collateral and, to a lesser extent, through purchases of used goods directly from the general public. Merchandise acquired by the Company through forfeited pawn collateral is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees.

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

Pawn Lending Activities

The Company's pawn stores make small loans to their customers in order to help them meet short-term cash needs. All pawn loans are collateralized by personal property such as jewelry, electronic equipment, household appliances, tools, sporting goods and musical instruments. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. A customer does not have a legal obligation to repay a pawn loan and the decision to not repay the loan will not affect the customer's credit score.

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

Pledged property is held through the term of the loan, unless the pawn is paid earlier or renewed. The typical loan term is generally one month plus an additional grace period (typically 30 to 90 days). If a pawn is not repaid prior to the expiration of the automatic extension period, if applicable, the pawn collateral is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction and holding the pledged property. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 4% to 25% per month, as permitted by applicable laws. As required by applicable laws, the amounts of these charges are disclosed to the customer on the pawn ticket. These pawn loan fees and service charges accounted for approximately 26% of the Company's revenue from continuing operations during fiscal 2012.

The amount that the Company is willing to finance for a pawn loan typically is based on a percentage of the estimated sale value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the sale value includes such sources as precious metals spot markets, catalogs, blue books, on-line auction sites and newspapers. The Company also utilizes its integrated computer information system to recall recent selling prices of similar merchandise in its own stores and to review the customer's previous transaction history with the Company. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated sale value of such items. The Company does not utilize a standard or mandated percentage of estimated sale value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated sale value. Improper assessment of the sale value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount pawned. As of December 31, 2012, the Company's average pawn loan was approximately $110 on a consolidated basis, approximately $185 in its U.S. stores and approximately $75 in its Mexico stores.

Credit Services and Consumer Loan Activities

The Company has significantly reduced its U.S.-based consumer loan activities, primarily from payday lending, over the past several years. In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas. In March 2011, the Company sold its ten payday/consumer loan stores located in Illinois. In September 2010, the Company discontinued its internet-based credit services product offered in Maryland and in December 2009, the Company reached an agreement to sell all 22 of its payday/consumer loan stores located in California, Washington and Oregon. In addition, the Company sold its payday/consumer loan operations in Michigan in 2009. All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of these discontinued operations.

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers, in Texas markets, in obtaining extensions of credit. The Company's consumer loan and pawn stores in Texas offer the CSO Program, and, in Texas, credit services are also offered via an internet platform. The Company's CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, with an average loan of $518, terms of 7 to 35 days and bear interest at a rate of 10% on an annualized basis. The Company typically charges a credit services fee of $22 per $100 advanced. If the extension of credit is not repaid prior to the expiration of the term, the customer's personal check or ACH withdrawal is deposited into the Independent Lender's bank account. Banks return a significant number of customer checks deposited into the Independent Lender's account due to insufficient funds in the customers' accounts. If the extension of credit is unpaid after 16 days from its due date, the Company reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. The Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company's credit services operations is dependent upon adequate collection of these returned items. The Company also offers an automobile title lending product under the CSO Program, however, its results were not significant in fiscal 2012. These credit services fees accounted for approximately 8% of the Company's revenue from continuing operations during fiscal 2012.

The Company's consumer loan stores in Mexico make small, unsecured consumer loans with an average loan amount of approximately $86. To qualify for a consumer loan, a customer generally must have proof of steady income, residence and valid identification. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash. If the customer fails to repay the loan, the Company initiates collection procedures, which can include collection calls and home visits. Consumer loans in Mexico are not secured by a personal check. The term of the consumer loan in Mexico ranges from 7 to 15 days. Consumer loans made in Mexico bear fees of 10% on the loan amount on seven day loans and 20% on 14 and 15 day loans; the maximum loan amount is $400. In Mexico, the Company also offers an installment loan product with a term of 365 days and bears weekly service fees of 7% on the loan amount; the maximum loan amount is $400. These consumer loan fees accounted for less than 1% of the Company's revenue from continuing operations during fiscal 2012.

See additional discussion of the credit loss provision and related allowances/accruals in the Critical Accounting Policies in Item 7, the table of selected operating metrics and the subsequent narrative in Item 7.

Financial Information about Geographic Areas

Additional financial information regarding the Company's revenue and long-lived assets by geographic areas is provided in Note 15 of Notes to Consolidated Financial Statements.

Locations and Operations

The following table details store openings for the twelve months ended December 31, 2012:

	Pawn Locations		Consumer Loan Locations (3)	Total Locations
	Large Format (1)	Small Format (2)
Domestic:
Total locations, beginning of period	132	25	74	231
New locations opened	6	—	—	6
Locations acquired	46	—	—	46
Store format conversions	—	2	(2)	—
Discontinued consumer loan operations	—	—	(7)	(7)
Total locations, end of period	184	27	65	276

International:
Total locations, beginning of period	394	19	34	447
New locations opened	62	—	—	62
Locations acquired	29	—	—	29
Total locations, end of period	485	19	34	538

Total:
Total locations, beginning of period	526	44	108	678
New locations opened	68	—	—	68
Locations acquired	75	—	—	75
Store format conversions	—	2	(2)	—
Discontinued consumer loan operations	—	—	(7)	(7)
Total locations, end of period	669	46	99	814

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, appliances, tools, jewelry and other consumer hard goods. At December 31, 2012, 112 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At December 31, 2012, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

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

The Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing. Financial information about geographic areas is provided in Results of Operations. As of December 31, 2012, the Company's stores were located in the following states:

	Pawn Locations		Consumer Loan Locations	Total Locations
	Large Format	Small Format
United States:
Texas	87	26	65	178
Colorado	29	—	—	29
Maryland	27	—	—	27
Indiana	9	—	—	9
Kentucky	7	—	—	7
South Carolina	7	—	—	7
Oklahoma	4	—	—	4
Missouri	4	—	—	4
Virginia	4	—	—	4
Wyoming	3	—	—	3
District of Columbia	2	1	—	3
Nebraska	1	—	—	1
	184	27	65	276
Mexico:
Edo. De Mexico (State of Mexico)	60	4	—	64
Baja California	50	2	3	55
Tamaulipas	49	1	4	54
Nuevo Leon	43	1	2	46
Jalisco	35	3	5	43
Chihuahua	32	1	2	35
Guanajuato	25	2	7	34
Coahuila	34	—	—	34
Puebla	26	1	5	32
Sonora	23	—	—	23
Veracruz	16	1	—	17
Aguascalientes	7	1	5	13
Durango	12	—	—	12
Morelos	11	—	—	11
Distrito Federal	10	—	—	10
San Luis Potosi	8	1	—	9
Guerrero	8	—	—	8
Queretaro	7	—	1	8
Hidalgo	7	1	—	8
Michoacan	7	—	—	7
Sinaloa	7	—	—	7
Colima	5	—	—	5
Zacatecas	2	—	—	2
Quintana Roo	1	—	—	1
	485	19	34	538

Total	669	46	99	814

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

The Company attempts to attract customers primarily through the pawn stores' visibility and neighborhood presence. The Company attempts to attract retail shoppers seeking value prices through the use of seasonal promotions, special discounts for regular customers, prominent display of impulse purchase items such as jewelry, electronics and tools, tent and sidewalk sales, and a layaway purchasing plan. The Company attempts to attract and retain pawn customers by lending a competitive percentage of the estimated sale value of items presented for pledge and by providing quick financing, renewal and redemption services in an appealing atmosphere.

Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor, who typically oversees four to seven store managers. Area supervisors typically report to a Regional Market Manager, who in turn reports to a Regional Operations Director. Regional Operations Directors report to a Vice President of Operations and/or the Chief Operating Officer.

The Company believes that the profitability of its pawnshops is dependent, among other factors, upon its employees' ability to make pawns that achieve optimum pawn yields and merchandise sales margins, to be effective sales people and to provide prompt and courteous service. Therefore, the Company trains its employees through direct instruction and on-the-job pawn and sales experience. The new employee is introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation, and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees based on sales, gross profit and other performance criteria.

Credit Services and Consumer Loan Operations

Similar to the Company's pawn store operations, the Company's credit services and consumer loan locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company's stores from the competition, which consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby separated from employee work areas by glass teller windows. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

Computer operating systems in the Company's credit services and consumer loan stores allow a store manager or clerk to rapidly recall customer check cashing histories, consumer loan histories, and other vital information. The Company attempts to attract customers primarily through the stores' visibility and advertising in certain markets.

Each store employs a manager and between one and four tellers, depending upon the size, loan volume and location of the store. The store manager is responsible for supervising personnel and assuring that the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor, who typically oversees two to five store managers. Area supervisors typically report to a Regional Market Manager, who in turn reports to a Regional Operations Director. Regional Operations Directors report to the Chief Operating Officer.

The kiosks operated by the Cash & Go, Ltd. joint venture are located inside convenience stores. Each kiosk is a physically secured area with its own counter space within the convenience store. Each kiosk is typically staffed by one or two employees at any point in time.

The Company believes that the profitability of its credit services and consumer loan locations is dependent upon its employees' ability to make loans and extend credit services that achieve optimum loan performance, to manage credit loss expense and to provide excellent customer service.  Company employees are trained through direct instruction and on-the-job lending, collections and customer service experience.  New employees are introduced to the business through a training program that includes on-the-job training in lending practices, collections efforts and general administration of store operations.  Certain experienced employees receive training and an introduction to the fundamentals of management, such as income maximization, recruitment and cost efficiency to acquire the skills necessary to advance into management positions throughout the Company.  The Company maintains a performance-based compensation plan for all consumer loan and credit services store employees based on gross profit, net income and other performance criteria.

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

The Company's pawn business competes primarily with other pawn store operators, other specialty consumer finance operators and deep-value specialty retailers. There are three large publicly-held, U.S.-based pawnshop operators, all of which have significant pawn operations in the U.S. and Mexico. While First Cash has the fewest total store locations of the three companies, it had the largest market capitalization of the peer group as of December 31, 2012. The Company believes it is the largest public or private operator of full-service pawn stores in Mexico. In addition, there are many public and privately held operators of consumer/payday loan stores, some of which are significantly larger than the Company. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations.

In both its U.S. and Mexico retail pawn operations, the Company's competitors include numerous retail and wholesale stores, including jewelry stores, rent-to-own stores, discount retail stores, consumer electronics stores, other specialty retailers, on-line retailers, on-line auction sites, on-line classified advertising sites and other pawnshops. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many of the retailer competitors have significantly greater size and financial resources than the Company.

There is also significant competition in the consumer loan and credit services industries from internet-based providers of such products, many of which have significantly larger operations than the Company's.
Intellectual Property
The Company relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property.
The Company's competitors may develop products that are similar to our technology. The Company enters into agreements with its employees, consultants and partners, and through these and other written agreements, the Company attempts to control access to and distribution of its software, documentation and other proprietary technology and information. Despite the Company's efforts to protect its proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute its intellectual property rights or technology or otherwise develop a product with the same functionality as its solution. Policing all unauthorized use of the Company's intellectual property rights is nearly impossible. The Company cannot be certain that the steps it has taken or will take in the future will prevent misappropriations of its technology or intellectual property rights.
“First Cash Financial Services” is a registered trademark in the United States. The Company has developed its own point of sale software.

Governmental Regulation

General

The Company is subject to extensive regulation of its pawnshop, credit services, consumer loan and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. Many statutes and regulations prescribe, among other things, the general terms of the Company's pawn and consumer loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions, the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to federal and state regulations relating to the reporting and recording of firearm pawns, purchases and sales and certain currency transactions.

In both the U.S. and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans, or small consumer loans, such as payday advances and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, payday loans, consumer loans, credit services and the related service fees. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or consumer loans.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could outlaw or inhibit the ability of the Company to profitably offer pawn loans, consumer loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the sale or importation of certain goods, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, consumer loan or credit services industries were taken at a federal, state or local jurisdiction level in the United States or Mexico, where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company's lending, credit services and retail activities operations. There can be no assurance that additional federal, state or local legislation in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, which could have a materially adverse impact on the Company's operations and financial condition.

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

The Consumer Financial Protection Bureau that was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has announced the commencement of regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company. The U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB became operational in certain respects in July 2011, although it did not have the ability to oversee and exercise its full authority over non-depository institutions and implement related rules until a permanent director was installed. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment may be subject to legal challenge, the CFPB has announced that it will now exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company.

The CFPB's powers include explicit supervisory authority to examine and require registration of such providers of consumer financial products and services, including providers of consumer loans such as the Company; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; and the authority to impose recordkeeping obligations. The Company does not currently know the nature and extent of the rules the CFPB will consider for consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules.

The CFPB has indicated that it intends to systematically gather data to obtain a complete picture of the consumer loan market and its impact on consumers, and the CFPB has also released its Short-Term, Small-Dollar Lending Procedures, which is the field guide CFPB examiners will use when examining small-dollar lenders such as the Company. The CFPB's examination authority permits CFPB examiners to inspect the Company's books and records and ask questions about its business, and the examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, defaults and consumer reporting and third-party relationships. Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules making short-term consumer lending products and services materially less profitable or even impractical to offer, which could force the Company to modify or terminate certain of its product offerings in the United States. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules could have a material adverse effect on the Company's business, results of operations and financial condition or could make the continuance of all or part of the Company's current U.S. business impractical or unprofitable.

In addition to the Dodd-Frank Act's grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB's own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business. Until the Bureau begins to propose specific rules and regulations that apply to the Company's consumer credit activities, it is not possible to accurately predict what effect the Dodd-Frank Act and/or the Bureau will have on the business. There can be no assurance that the Bureau will not propose and enact rules or regulations that would have a material adverse effect on the Company's operations and financial performance. For fiscal 2012, approximately 46% of the Company's total revenue was generated from U.S.-based pawn and consumer credit products.

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

The credit services/consumer loan business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor's checking account for amounts due via an ACH transaction. Additionally, the Company uses the Federal Fair Debt Collection Practices Act (“FDCPA”) as a guide to operating its collection activities and complies with all applicable state collection practices laws. Furthermore, with respect to online consumer loans, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. In addition, some states restrict the advertising content of marketing materials with respect to consumer loans.

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

The Company is subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. It is the Company's policy to implement and maintain safeguards to discourage these practices by its employees and follow Company standards of conduct for its business throughout the U.S. and Mexico, including the prohibition of any direct or indirect payment or transfer of Company funds or assets to suppliers, vendors, or government officials in the form of bribes, kickbacks or other payoffs.

Each pawn lending location that handles firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms. As of December 31, 2012, the Company had 44 locations in the U.S. which handle firearms.

U.S. State and Local Regulations

The Company operates pawn stores in twelve U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, which include Texas, Indiana, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C., Colorado, Kentucky, Nebraska, Wyoming and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. Certain jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restricts or prohibits the issuance of new licenses. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

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

The Company offers a credit services product in the state of Texas. In Texas, First Cash Credit, Ltd., a wholly-owned subsidiary of the Company, operates as a registered credit services organization as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term extension of credit from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer's right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd. credit services location must be registered as a credit services organization and pay a registration fee. In May of 2011, legislation in the State of Texas was enacted to further regulate credit services businesses in the state, which includes the Company's CSO Program. The 2011 law creates an expanded regulatory framework under which Credit Access Businesses (“CAB”) may provide credit services products. The regulations provide that CAB be licensed, regulated and audited by the State's Office of the Consumer Credit Commissioner. The law also provides for enhanced disclosures to customers regarding credit services products.

Local ordinances increasing the regulation of credit services products offered in the Texas cities of Austin and Dallas became effective in May and June of 2012, respectively. Among other things, these new city ordinances limit the amount of credit extended under a credit services transaction based on the customer’s gross income, limit the number of refinancing, renewal or installment payments and provide for mandatory reductions of principal with each refinancing, renewal or installment payment. As a result of the ordinances, the Company experienced a significant reduction of credit services transaction volumes beginning in the third quarter of 2012. As described in Note 5 to the Consolidated Financial Statements included herein, the Company elected to discontinue operations at seven consumer loan stores in these markets. Similar ordinances were recently enacted in the Texas cities of San Antonio and El Paso to become effective in 2013. The Company currently has nine consumer loan stores located in San Antonio which generated approximately $1,900,000 in net revenue from credit services for the twelve months ended December 31, 2012, and seven pawn stores located in El Paso, which generated approximately $555,000 in net revenue from credit services over the same period. The Company has not made a determination regarding the expected impact on operations or profitability of these stores when the San Antonio and El Paso ordinances become fully effective in 2013.

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

The Company cannot currently assess the likelihood of any other proposed legislation or regulations, such as described above, which could be enacted; however, if such legislation or regulations were enacted in certain jurisdictions, it could have a materially adverse impact on the revenue and profitability of the Company.

Mexico Regulations

The pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections, public safety and employment matters, among others, by various federal, state and local governmental agencies.  In addition, federal law in Mexico provides for administrative regulation of the pawnshop industry by Federal Consumer Protection Bureau ("PROFECO"), the federal consumer protection agency. The Company's pawn and consumer lending operations in Mexico are also subject to federal regulations which require the Company to register its operations and loan contracts and provides that the Company disclose the interest rate and fees charged on pawn and consumer loan transactions. Certain state and local governmental entities in Mexico also regulate pawn and other consumer finance and retail operations through state laws and local zoning and permitting ordinances. These agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory and licensing/permitting issues.

PROFECO regulates the form and terms of pawn loan contracts and defines certain operating standards and procedures for pawnshops, including the retail operations. In January 2013, federal legislation in Mexico was signed into law which conveys additional regulatory authority to PROFECO regarding the pawn industry. The new legislation requires all pawn businesses to register with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency and reporting of certain types of suspicious transactions.  There are significant fines and sanctions for failure to comply with the new regulations.  The Company believes that it already complies with many of the requirements under the new legislation and does not believe they will have a significant impact on its operations or profitability. In fiscal 2012, approximately 54% of the Company's revenue was derived from its Mexican operations.

Employees

The Company had approximately 6,400 employees as of February 18, 2013, including approximately 500 persons employed in executive, administrative and accounting functions. In addition, Cash & Go, Ltd. had approximately 75 employees as of February 18, 2013. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

First Cash Website

The Company's primary website is at www.firstcash.com. The Company makes available, free of charge, at its corporate website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers' compensation insurance in Maryland, Missouri, Virginia, South Carolina, Washington, D.C., Oklahoma, Indiana, Arkansas, Wyoming, Nebraska and Colorado, as well as excess employer's indemnification insurance in Texas. The Company is a non-subscriber under the Texas Workers' Compensation Act.

Item 1A. Risk Factors

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

Both pawn and other consumer loan products continue to come under increased regulation and scrutiny. If changes in regulations affecting the Company's pawn, credit services and consumer loan businesses create increased restrictions, or have the effect of prohibiting loans in the countries and states where the Company offers these products, such regulations could materially impair or reduce the Company's pawn, credit services and consumer loan businesses and limit its expansion into new markets. The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. Both pawn and consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding, and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or consumer loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn loans, consumer loans and credit services products to consumers, despite the significant demand for such products. In Mexico, similar restrictions and regulations affecting the pawn and consumer loan industries, including licensing restrictions, disclosure requirements and limits on interest rates and/or loan service fees, have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of specialty consumer finance products at some or all of the Company's locations, which would adversely affect the Company's operations and financial condition. A more detailed discussion of the regulatory environment and current developments and risks to the Company is provided in Part I, Item 1.

Media reports and public perception of consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company's consumer loan, credit services and pawn businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for the Company's customers' borrowing needs, they do typically characterize pawn and/or consumer loans as predatory or abusive despite the large customer demand for payday advances or pawn loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for consumer loan products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a materially adverse effect on the Company's financial condition and results of operations.

The Consumer Financial Protection Bureau that was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has announced the commencement of regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company. The U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB became operational in certain respects in July 2011, although it did not have the ability to oversee and exercise its full authority over non-depository institutions and implement related rules until a permanent director was installed. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment may be subject to legal challenge, the CFPB has announced that it will now exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company.

The CFPB's powers include explicit supervisory authority to examine and require registration of such providers of consumer financial products and services, including providers of consumer loans such as the Company; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; and the authority to impose recordkeeping obligations. The Company does not currently know the nature and extent of the rules the CFPB will consider for consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules.

The CFPB has indicated that it intends to systematically gather data to obtain a complete picture of the consumer loan market and its impact on consumers, and the CFPB has also released its Short-Term, Small-Dollar Lending Procedures, which is the field guide CFPB examiners will use when examining small-dollar lenders such as the Company. The CFPB's examination authority permits CFPB examiners to inspect the Company's books and records and ask questions about its business, and the examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, defaults and consumer reporting and third-party relationships. Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules making short-term consumer lending products and services materially less profitable or even impractical to offer, which could force the Company to modify or terminate certain of its product offerings in the United States. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules could have a material adverse effect on the Company's business, results of operations and financial condition or could make the continuance of all or part of the Company's current U.S. business impractical or unprofitable.

In addition to the Dodd-Frank Act's grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB's own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

Adverse gold market fluctuations could negatively affect the Company's profits. Approximately 43% of the Company's pawn loans are collateralized with gold jewelry and the Company sells significant quantities of gold acquired through collateral forfeitures or direct purchases from customers. In addition to normal market risks associated with accepting gold as loan collateral and buying and selling gold, the global economic crisis has increased the volatility of commodity markets such as those for gold and other precious metals. A significant and sustained decline in gold and/or precious metal prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry.

Risks and uncertainties related to the Company's foreign operations could negatively impact the Company's operating results. The Company currently has approximately 553 store locations in Mexico, a country in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest, enforcement of property rights, governmental regulations, public safety and security among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas most relevant to commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, which are beyond the Company's control, which could restrict or eliminate the Company's ability to operate some or all of its locations in Mexico or significantly reduce customer traffic, product demand and the expected profitability of such operations.

The Company's allowance for credit losses for credit services and consumer loans may not be sufficient to cover actual credit losses which could adversely affect its financial condition and operating results. Under the CSO Program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the customer's extension of credit. The Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The Company also has customer loans arising from its consumer loan operations. The Company has to recognize losses resulting from the inability of credit services and consumer loan customers and/or borrowers to repay such receivables or loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its consumer loan operations. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions, and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change. If the Company's assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

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

Increased competition from banks, savings and loans, internet-based lenders, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations. The Company has many competitors to its core lending and merchandise sales operations. The Company's principal competitors are other pawnshops, consumer loan companies, internet-based lenders, consumer finance companies, rent-to-own stores, retail finance programs and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of consumer loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, online classified advertising sites and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by government sponsored non-profit foundations. The government could take actions that would harm the Company's ability to compete in the Mexico market. In addition, the Company's two largest U.S.-based pawn competitors, both of whom are larger than the Company, have launched significant acquisition and expansion programs in Mexico.

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
The Company's financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Mexico. During the global economic crisis of 2008 and the continued aftermath, the volatility of the exchange rate of the Mexican peso to the U.S. dollar has increased significantly. The Company derives significant revenue, earnings and cash flow from operations in Mexico. The Company's exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity's functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the financial statements of the Company's Mexican subsidiaries are prepared using the Mexican peso as the functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Mexican peso could cause significant fluctuations in the Company's results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent receipts and expenditures are not offsetting in the subsidiary's functional currency. In addition, changes in currency rates could negatively affect customer demand, especially in Mexico and in U.S. stores located along the Mexican border. In addition, the Company's Mexican-based subsidiaries experience foreign currency exposure to the extent monetary assets and liabilities, including debt, are in U.S. dollars, rather than the subsidiaries' functional currency, which is the Mexican peso. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations.

A decreased demand for the Company's products and services and failure of the Company to adapt to such decreases could adversely affect results. Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers' financial conditions, or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or regulatory access to, its products, the Company's revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan products and services it offers due to regulatory developments. Demand may also fluctuate by geographic region. The current geographic concentration of the Company's stores creates exposure to local economies and regional downturns. As of December 31, 2012, the Company had store concentration in Mexico, Texas, Colorado and Maryland. As a result, the business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and the Company is vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company's revenues and profitability.

Changes in the capital markets or the Company's financial condition could reduce available capital. The Company currently has $97,500,000 outstanding on its bank line of credit, which matures in February 2015. The Company has, in the past, accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company's ongoing financial success; however, the Company's future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company's earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company's industry by market participants. Inability to access the credit markets on acceptable terms, if at all, would have a materially adverse effect on the Company's financial condition.

The terms of the Company's revolving bank line of credit impose financial and operating restrictions on the Company. The Company's bank line of credit contains a number of customary negative covenants and requires the Company to maintain certain financial ratios.  The covenants and restrictions contained in the credit facility could limit the Company's ability to fund future operations, make capital expenditures, make acquisitions, or other investments in the future.  Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under our credit facility, entitling the lenders to, among other things, terminate future credit availability, increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under the credit facility. Any such default could materially adversely affect the Company's business, prospects, results of operations and financial condition and could impair the Company's ability to continue current operations.

Failure to satisfy the Company's debt obligations could have a material adverse effect on the Company's business. At December 31, 2012, the Company had $102,500,000 outstanding on its bank line of credit. At December 31, 2012, the Company had notes payable to individuals arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $8,114,000 bearing interest at 4.0% per annum. Additionally, as of December 31, 2012, the Company had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $3,449,000 bearing interest at 3.0% per annum. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements, it would default under the terms of the applicable agreement or indenture. Any such default could result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of its other debt agreements under applicable cross default provisions. Any such default could materially adversely affect the Company's business, prospects, results of operations and financial condition and could impair the Company's ability to continue current operations.

The Company's business depends on the uninterrupted operation of the Company's facilities, systems and business functions, including its information technology and other business systems. The Company's business depends highly upon its employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as internet support, call centers, and processing and making cash advances. Additionally, the Company's storefront operations depend on the efficiency and reliability of the Company's point-of-sale system. A shut-down of or inability to access the facilities in which the Company's online operations, storefront point-of-sale system and other technology infrastructure are based, such as a power outage, a security breach, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company's ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions.

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company's operations or lead to reputational damage. A security breach of the Company's computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company's systems, which could have a materially adverse effect on the Company's business.

The Company depends on cash management services from banks to operate its business. If banks decide to stop providing cash management services to the Company, it could have a material adverse effect on its business, results of operations and financial condition. The Company maintains deposit accounts with third-party banks, which also provide treasury management services. Certain banks have publicly stated that they will no longer maintain bank accounts for certain companies in money services businesses and other cash intensive industries due to reputational risks and increased compliance costs. While none of the Company's primary depository banks have requested that the Company close its bank accounts or placed other restrictions on how the Company uses their services, if any of its larger current or future depository banks were to take such actions, the Company could face higher costs of managing its cash and limitations on its ability to grow its business, both of which could have a material adverse effect on its business, results of operations and financial condition.

The Company is subject to goodwill impairment risk. At December 31, 2012, the Company had goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company's acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying values of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. Should a review indicate impairment, a write-down of the carrying value of goodwill would occur, resulting in a non-cash charge, which could have an adverse effect on the Company's results of operations.

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

The inability to successfully integrate acquisitions could adversely affect results. The Company has historically grown, in part, through strategic acquisitions, including the acquisition of 75 stores during 2012. The Company's strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as the ability to consolidate data processing and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. Failure to successfully integrate an acquisition would have an adverse effect on the Company's business, results of operations and financial condition. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company's investment.

Current and future litigation or regulatory proceedings could have a material adverse effect on the Company's business, prospects, results of operations and financial condition. The Company has been subject to lawsuits that could cause it to incur substantial expenditures and generate adverse publicity. The Company is also likely to be subject to further litigation in the future (including class actions). The consequences of an adverse ruling in any current or future litigation could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate the Company's operations in particular states. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company's management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to the Company's operations. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company's business, prospects, results of operations and financial condition and could impair the Company's ability to continue current operations.

Adverse real estate market fluctuations and/or the inability to renew and extend store operating leases could affect the Company's profits. The Company leases most of its locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations, thereby negatively impacting the Company's results of operations. The Company also holds certain developed and undeveloped real estate which could be impacted by adverse market fluctuations. In addition, the inability of the Company to renew, extend or replace expiring store leases could have an adverse effect on the Company's results of operations.

Inclement weather or natural disasters can adversely impact the Company's operating results. The occurrence of weather events such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters adversely affecting consumer traffic and collection activities at the Company's stores could have an adverse effect on the Company's results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. The Company maintains a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that the Company obtains vary from time to time, depending on availability, cost and management's decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in the Company's retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase the Company's expenses, which could harm the Company's results of operations and financial condition.

The Company's business may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases. In the event of such an outbreak, regulatory and/or public health officials could restrict store operating hours, product offerings and/or the number of customers allowed in a store at one time, which could adversely affect the Company's financial results. In addition, to the extent that the Company's customers become infected by such diseases, or feel uncomfortable visiting public locations due to a perceived risk of exposure to contagious diseases, the Company could experience a reduction in customer traffic, which could have an adverse effect on the Company's results of operations.

If the Company is unable to protect its intellectual property rights, its ability to compete could be negatively impacted. The success of the Company's business depends to a certain extent upon the value associated with its intellectual property rights. The Company owns the trademark “First Cash Financial Services,” which is registered in the United States. The Company has also developed a proprietary point of sale system for use in its stores. The Company relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect its intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company's intellectual property rights and trademarks could be substantial.

Other risk factors are discussed under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Other risks that are indicated in the Company's filings with the Securities and Exchange Commission may apply as well.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns the real estate and buildings for 25 of its pawn stores and owns four other parcels of real estate. The Company leases 819 store locations that are currently open or are in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. The Company's existing leases expire on dates ranging between 2013 and 2045. All current store leases provide for specified periodic rental payments ranging from approximately $400 to $25,000 per month.

The Company currently leases approximately 18,000 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires May 31, 2015, currently provides for monthly rental payments of approximately $24,000. The Company leases approximately 21,400 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires May 31, 2014, currently provides for monthly rental payments of approximately $5,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for administrative operations. The lease, which expires February 28, 2018, currently provides for monthly rental payments of approximately $6,500.

The Company's 50% owned joint venture, Cash & Go, Ltd., leases its kiosk locations under operating leases generally with terms ranging from one to five years, with renewal options for certain locations. The joint venture's existing leases expire on dates ranging between 2013 and 2016. All current Cash & Go, Ltd. leases provide for specified periodic rental payments ranging from approximately $1,300 to $2,200 per month.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company's common stock is quoted on the NASDAQ Global Select Market under the symbol “FCFS.” The following table sets forth the quarterly high and low sales prices per share for the common stock, as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$47.45	$43.97	$47.50	$49.64
Low	33.27	34.78	38.72	41.17

2011
High	$40.13	$42.75	$52.18	$44.94
Low	29.71	35.60	38.16	34.29

On February 18, 2013, there were approximately 49 stockholders of record of the common stock.

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

Recent Issuances of Common Stock

During the period from January 1, 2012, through December 31, 2012, the Company issued 474,077 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $10,137,000 (including income tax benefit). During 2012, the Company granted a total of 108,000 nonvested shares of common stock to certain executives of the Company, 31,000 shares of which vested and issued during fiscal 2012. The issuance of these stock options, warrants and nonvested shares to officers and employees was exempt under Section 4(2) of the Act, and all holders had access to and/or reviewed copies of Exchange Act filings. No sales commissions were paid with respect to these issuances.

Issuer Purchases of Equity Securities

In December 2011, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash's outstanding common stock. During fiscal 2012, the Company repurchased 1,500,000 shares of common stock at an aggregate cost of $61,275,000 to complete the 2011-authorized program. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the programs were in effect during fiscal 2012:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2012	421,837	$37.55	421,837	1,078,163
February 1 through February 29, 2012	231,167	42.50	231,167	846,996
March 1 through March 31, 2012	309,991	42.22	309,991	537,005
April 1 through April 30, 2012	537,005	41.94	537,005	—
May 1 through May 31, 2012	—	—	—	—
June 1 through June 30, 2012	—	—	—	—
July 1 through July 31, 2012	—	—	—	—
August 1 through August 31, 2012	—	—	—	—
September 1 through September 30, 2012	—	—	—	—
October 1 through October 31, 2012	—	—	—	—
November 1 through November 30, 2012	—	—	—	—
December 1 through December 31, 2012	—	—	—	—
Total	1,500,000	$40.85	1,500,000

In January 2013, the Company's Board of Directors authorized a new share repurchase program, which allows the Company to repurchase up to 1,500,000 shares of its outstanding common stock. The Board of Directors made this determination after considering the Company's liquidity needs and capital resources as well as the estimated current value of the Company's assets. Under its share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

Performance Graph

The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2007, through December 31, 2012, with the cumulative total return on the NASDAQ Composite Index and a peer group index (whose returns are weighted according to their respective market capitalizations) over the same period (assuming the investment of $100 in the Company's common stock, the NASDAQ Composite Index, and the peer group). The 2012 peer group selected by the Company includes Cash America International, Inc., EZCORP, Inc., World Acceptance Corporation, Rent-A-Center, Inc., and Aaron Rents, Inc.

$350
$300
$250
$200
$150
$100
$50
$0
FCFS
2012 Peer Group
Nasdaq Composite
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012

Item 6. Selected Financial Data

The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and related notes thereto required by Item 8. The information below is summarized from audited financial statements for each of the five years ended December 31, 2012.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts and certain operating data)
Income Statement Data:
Total revenue	$595,946	$518,344	$421,454	$353,830	$309,152
Cost of revenue	257,284	225,585	175,299	150,230	125,468
Net revenue	338,662	292,759	246,155	203,600	183,684
Total expenses and other income	216,051	185,078	166,223	142,414	130,160
Income from continuing operations before income taxes	122,611	107,681	79,932	61,186	53,524
Provision for income taxes	41,506	37,158	28,630	22,883	19,904

Income from continuing operations	81,105	70,523	51,302	38,303	33,620
Income (loss) from discontinued operations, net of tax	(746)	7,259	6,356	11,461	(55,156)
Net income (loss)	$80,359	$77,782	$57,658	$49,764	$(21,536)

Net income per share:
Basic:
Income from continuing operations	$2.81	$2.30	$1.69	$1.30	$1.14
Net income (loss)	2.78	2.53	1.90	1.68	(0.73)
Diluted:
Income from continuing operations	2.73	2.24	1.65	1.27	1.11
Net income (loss)	2.70	2.47	1.86	1.65	(0.71)

Balance Sheet Data:
Net working capital	$210,280	$175,073	$170,376	$101,295	$95,577
Total assets	507,692	357,096	342,446	256,285	265,343
Long-term liabilities	124,126	6,319	9,820	8,555	78,075
Total liabilities	155,276	41,724	44,442	43,846	110,893
Stockholders' equity	352,416	315,372	298,004	212,439	154,450

End of Year Location Counts:
Pawn stores (1)	715	570	488	383	320
Credit services/consumer loan stores (excluding Cash & Go, Ltd.) (1)	99	101	107	146	145
	814	671	595	529	465

(1) Includes locations where consumer loans are provided through the CSO Program.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Pawn operations accounted for approximately 91% of the Company's revenue from continuing operations during fiscal 2012. The Company's pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company's consumer loan and credit services revenue, which was approximately 9% of consolidated revenue from continuing operations for fiscal 2012, was derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the CSO Program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. See additional discussion of the credit loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior-year comparative fiscal period and remained open through the end of the measurement period. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise stated, non-retail sales of scrap jewelry are included in same-store revenue calculations.

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

The following table details selected operating metrics regarding the Company's loan products, inventories, and store locations (1):

	Year Ended December 31,
	2012	2011	2010
Pawn loans at end of period, in thousands:
Large format pawn stores - U.S.	$54,765	$40,877	$35,220
Large format pawn stores - Mexico	47,512	31,748	34,823
Small format pawn stores - Mexico	629	418	346
Small format pawn stores - U.S.	275	244	99

Average pawn loans per location at end of period, in thousands:
Large format pawn stores - U.S.	$298	$310	$317
Large format pawn stores - Mexico	98	81	105

Pawn store inventories at end of period, in thousands:
U.S. stores	$32,664	$23,745	$19,730
Mexico stores	32,681	20,667	27,676

Average inventories per location, in thousands:
Large format pawn stores - U.S.	$176	$178	$176
Large format pawn stores - Mexico	66	52	82

Pawn store annualized inventory turnover	4.2x	4.2x	4.1x

Consumer loan balances and CSO extensions of credit at end of period, in thousands (2):
Consumer loan stores - U.S.	$7,170	$7,065	$7,426
Pawn stores - U.S.	8,378	6,371	5,802
Cash & Go, Ltd. joint venture kiosks - U.S.	1,164	1,196	1,247
Internet operations - U.S.	477	431	291

Average outstanding customer loan amount at end of period:
Pawn loan receivables - U.S.	$185	$178	$172
Pawn loan receivables - Mexico	75	66	74
CSO extensions of credit held by independent third-party lender - U.S. (3)	518	513	494
Consumer loan receivables - Mexico	86	78	82

(1)
Inventory and loan amounts for stores in Mexico are based on translating the Mexican peso to the U.S. dollar at the exchange rate as of each year end. The exchange rates used for December 31, 2012, 2011, and 2010 were 13.0 to 1, 14.0 to 1, and 12.4 to 1, respectively.

(2)
Amounts shown represent the gross amount owed by customers before allowances. Active CSO extensions of credit outstanding from the independent third-party lender are not included on the Company's balance sheet.

(3)	Amounts shown represent the gross amount owed by customers before allowances. Excludes title loan amounts.

	Year Ended December 31,
	2012	2011	2010
Income statement items as a percent of total revenue:
Revenue:
Merchandise sales	65.6%	66.5%	64.0%
Pawn loan fees	25.5	23.6	24.2
Consumer loan and credit services fees	8.7	9.7	11.5
Other revenue	0.2	0.2	0.3

Cost of revenue:
Cost of goods sold	41.0	41.2	38.5
Consumer loan and credit services loss provision	2.2	2.3	3.1
Other cost of revenue	—	—	—

Net revenues	56.8	56.5	58.4

Expenses and other income:
Store operating expenses	25.4	24.9	27.3
Administrative expenses	8.4	8.7	9.6
Depreciation and amortization	2.2	2.1	2.4
Interest expense, net	0.2	—	0.1

Income from continuing operations before income taxes	20.6	20.8	19.0
Provision for income taxes	7.0	7.2	6.8
Income from continuing operations	13.6	13.6	12.2

Merchandise sales gross profit margin	37.6%	38.1%	40.0%
Store operating profit margin	29.6	29.8	29.0

Discontinued Operations

In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to city ordinances enacted during 2012 in these cities, which significantly restricted the Company's ability to provide credit services products. The Company recorded a loss on disposal of $628,000, net of tax, or $0.03 per share, from these stores. The after-tax operating results from operations for these Texas stores were immaterial in 2012, 2011 and 2010.

The Company sold all ten of its Illinois consumer loan stores in March 2011. The Company recorded a gain of $5,979,000, net of tax, or $0.19 per share, during fiscal 2011 from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share in fiscal 2011. Comparable after-tax earnings were $2,881,000, or $0.10 per share in fiscal 2010.

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricts the offering of such products. The after-tax earnings from operations for the Maryland credit services operation were $887,000, or $0.03 per share in fiscal 2010.

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

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. During fiscal 2012, 75 pawn stores were acquired in eight acquisitions. During fiscal 2011, eleven pawn stores were acquired in two acquisitions. All significant intercompany accounts and transactions have been eliminated. The results of operations for these acquired stores have been consolidated with the Company's results of operations since the acquisitions.

Customer loans and revenue recognition - Receivables on the balance sheet consist of pawn loans and consumer loans. Pawn loans are collateralized by pledged tangible personal property. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan has an initial term of 30 days, which, depending on state law, can generally be extended from 15 to 60 days. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

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

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required, as the fair value of the collateral is significantly in excess of the pawn loan amount. Under the CSO Program, letters of credit issued by the Company to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2012, was $17,464,000. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fees, and late fees, all of which the Company records in the consumer loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities.

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

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any impairment loss for the fiscal years ended December 31, 2012, 2011 and 2010.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value. The Company recognizes compensation cost net of estimated forfeitures and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term.

Guarantees - The Company has determined that the letters of credit issued by the Company to the Independent Lender as part of the CSO Program constitute a guarantee for which the Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. Each letter of credit is issued at the time that the Company's credit services customer enters into an extension of credit agreement with the Independent Lender. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the loan and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

The Independent Lender is considered a variable interest entity of the Company. The net loans outstanding represent less than 50% of the Independent Lender's total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it and is not the primary beneficiary and, therefore, does not consolidate the Independent Lender's results with its results.

Foreign Currency Transactions - The Company has significant operations in Mexico, where the functional currency for the Company's Mexican subsidiaries is the Mexican peso. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each month. Prior to translation, any U.S. dollar-denominated transactions of the Mexican-based subsidiaries are remeasured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses.

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

Results of Continuing Operations

Twelve Months Ended December 31, 2012, Compared to Twelve Months Ended December 31, 2011.

The following table details the components of revenue for the fiscal year ended December 31, 2012, as compared to the fiscal year ended December 31, 2011 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased from 12.4 to 1 in fiscal 2011 to 13.2 to 1 in fiscal 2012. The end-of-period value of the Mexican peso to the U.S. dollar increased from 14.0 to 1 at December 31, 2011, to 13.0 to 1 at December 31, 2012. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior year, while net assets from Mexican operations as of year end translated into more U.S. dollars relative to the prior year end. While the weakening of the Mexican peso negatively affected the translated dollar-value of revenue, the cost of sales and operating expenses were reduced as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream.

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$104,289	$82,497	$21,792	26%	26%
Scrap jewelry sales	57,551	56,091	1,460	3%	3%
Pawn loan fees	63,640	52,085	11,555	22%	22%
Consumer loan and credit services fees	47,779	45,516	2,263	5%	5%
Other revenue	938	1,020	(82)	(8)%	(8)%
	274,197	237,209	36,988	16%	16%
International revenue:
Retail merchandise sales	183,167	154,300	28,867	19%	26%
Scrap jewelry sales	46,155	51,913	(5,758)	(11)%	(11)%
Pawn loan fees	88,597	70,235	18,362	26%	34%
Consumer loan and credit services fees	3,823	4,685	(862)	(18)%	(14)%
Other revenue	7	2	5	250%	271%
	321,749	281,135	40,614	14%	20%
Total revenue:
Retail merchandise sales	287,456	236,797	50,659	21%	26%
Scrap jewelry sales	103,706	108,004	(4,298)	(4)%	(4)%
Pawn loan fees	152,237	122,320	29,917	24%	29%
Consumer loan and credit services fees	51,602	50,201	1,401	3%	3%
Other revenue	945	1,022	(77)	(8)%	(7)%
	$595,946	$518,344	$77,602	15%	18%

Domestic revenue accounted for approximately 46% of the total revenue for fiscal 2012, while international revenue (from Mexico) accounted for 54% of the total.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of December 31, 2012, as compared to December 31, 2011 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at December 31,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$55,040	$41,121	$13,919	34%	34%
CSO credit extensions held by independent third-party (1)	15,234	14,167	1,067	8%	8%
Other consumer loans	1,149	63	1,086	1,724%	1,724%
	71,423	55,351	16,072	29%	29%
International:
Pawn loans	48,141	32,166	15,975	50%	39%
Other consumer loans	730	795	(65)	(8)%	(15)%
	48,871	32,961	15,910	48%	38%
Total:
Pawn loans	103,181	73,287	29,894	41%	36%
CSO credit extensions held by independent third-party (1)	15,234	14,167	1,067	8%	8%
Other consumer loans	1,879	858	1,021	119%	113%
	$120,294	$88,312	$31,982	36%	32%
Pawn inventories:
Domestic pawn inventories	$32,664	$23,745	$8,919	38%	38%
International pawn inventories	32,681	20,667	12,014	58%	47%
	$65,345	$44,412	$20,933	47%	42%

(1)   CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in year-over-year revenue of 18% (constant currency basis) was due to a combination of same-store revenue growth and revenue from new and acquired pawn stores. Overall, same-store revenue grew (on a constant currency basis) by 1%, including 1% in the United States and 2% in Mexico. Excluding wholesale scrap jewelry sales, same-store revenue increased 7% in Mexico, 5% in the U.S. and 6% overall, on a constant currency basis. Same-store pawn service fees increased 10% on a consolidated basis, with 11% growth in Mexico and 7% growth in the U.S., on a constant currency basis. Same-store retail sales (on a constant currency basis) increased 5% in Mexico, increased 4% in the U.S. and increased 5% in total. Same-store scrap revenue (on a constant currency basis) decreased 16% in total, with an 11% decrease in the U.S. and a 21% decrease in Mexico. The Company believes that it will continue to experience overall growth in pawn revenue in fiscal 2013 from acquisitions, the opening of new stores and maturation of existing stores. Revenue generated by the stores opened or acquired since January 1, 2011, increased by $49,573,000 in Mexico and $35,675,000 in the United States, compared to the same period last year.

Revenue from pawn loan fees increased 29% on a constant currency basis, which was composed of a 22% increase in the United States and a 34% increase in Mexico. The increase was primarily the result of an increase in the average outstanding pawn receivables and an increase in the effective yield on the pawn portfolio. Consolidated pawn receivables increased 41% as of December 31, 2012 (36% on a constant currency basis). In Mexico, pawn receivables increased 50% (39% on a constant currency basis), driven by 20% same-store receivable growth and the continued increase in store counts. Pawn receivables in the U.S. increased by 34% versus the prior year, primarily driven by store count growth. The consolidated annualized yield on pawn loans was 168% in fiscal 2012, compared to 164% in the prior year.

On a constant currency basis, store-based retail sales increased by 26% in both the U.S. and Mexico, which reflected continued store maturation and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. Scrap jewelry sales decreased 4% compared to the prior year, which reflected an 11% increase in the weighted-average selling price per ounce of scrap gold offset by a 15% decrease in the quantity of scrap gold sold. The decline in scrap quantity reflects an increased mix of non-jewelry loans in Mexico and less traffic from customers looking to sell gold. The total volume of gold scrap jewelry sold in fiscal 2012 was approximately 54,000 ounces at an average cost of $1,413 per ounce and an average selling price of $1,676 per ounce.

Service fees from consumer loans and credit services transactions increased 3%, on a constant currency basis, compared to fiscal 2011. The growth was primarily generated by revenues from the June 2012 acquisition of Mister Money, which offers payday loans as a minor ancillary product in their large format, full-service pawn stores. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which had revenue growth of less than 2% during 2012. Including the acquisition of Mister Money, payday loan-related products comprised less than 9% of total revenue for fiscal 2012.

The gross profit margin on total merchandise sales was 38% in both fiscal 2012 and fiscal 2011. The retail merchandise margin, which excludes scrap jewelry sales, was 42% for fiscal 2012, compared to 40% in the prior year. The two percentage point gross margin increase was driven by retail demand, optimizing loan to value ratios on collateral items and better buying of merchandise. The consolidated gross margin on wholesale scrap jewelry was 26% for fiscal 2012, compared to 34% in the prior-year period, reflecting higher scrap jewelry acquisition costs and lower gold appreciation values when compared to the prior year. Pawn inventories increased from the prior year by 42% on a constant currency basis. The increase reflected a higher store count compared to the prior year and same-store inventory growth. At December 31, 2012, the Company’s pawn inventories, at cost, were composed of: 39% jewelry (primarily gold), 40% electronics and appliances, 8% tools and 13% other. At December 31, 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 26% of consumer loan and credit services fee revenue during fiscal 2012, compared to 24% in fiscal 2011. During 2012, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $347,000, compared to sales of $633,000 in the comparable prior-year period. Excluding the benefit of all such sales, the fiscal 2012 and 2011 loss provisions would have been 26% and 25%, respectively. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $733,000, or 4.6% of the gross loan balance at December 31, 2012, compared to 831,000, or 5.5% of the gross loan balance at December 31, 2011, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $111,000, or 5.6% of the gross loan balance at December 31, 2012, compared to $44,000, or 4.9% of the gross loan balance at December 31, 2011.

Store operating expenses of $151,731,000 during fiscal 2012 increased by 18% compared to $128,955,000 during fiscal 2011, primarily as a result of the 20% increase in the weighted-average store count. As a percentage of revenue, store operating expenses remained constant at 25% in both 2012 and 2011.

The net store profit contribution from continuing operations for fiscal 2012 was $176,130,000, which equates to a store-level operating margin of 30%, which equaled the prior year.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 11% to $50,099,000 during fiscal 2012, compared to $45,304,000 during fiscal 2011, primarily due to the 20% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth. As a percentage of revenue, administrative expenses decreased from 9% in fiscal 2011 to 8% in fiscal 2012.

Interest expense increased to $1,488,000 during fiscal 2012, compared to $135,000 for fiscal 2011, reflecting increased borrowing levels under the existing credit facilities.

For fiscal 2012 and 2011, the Company’s effective federal income tax rates were 33.9% and 34.5%, respectively. The decrease in the overall rate for 2012 relates primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes and also a benefit of approximately $778,000 related to foreign tax credits.

Income from continuing operations increased 15% to $81,105,000 during fiscal 2012 compared to $70,523,000 during fiscal 2011. Including the results of discontinued operations, net income was $80,359,000 during fiscal 2012, compared to $77,782,000 during fiscal 2011.

Twelve Months Ended December 31, 2011, Compared to Twelve Months Ended December 31, 2010.

The following table details the components of revenue for the fiscal year ended December 31, 2011, as compared to the fiscal year ended December 31, 2010 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar increased from 12.6 to 1 in fiscal 2010 to 12.4 to 1 in the fiscal 2011. However, the end-of-period value of the Mexican peso to the U.S. dollar decreased from 12.4 to 1 at December 31, 2010, to 14.0 to 1 at December 31, 2011. As a result, the translated revenue results of the Mexican operations into U.S. dollars were increased by this currency rate fluctuation, while the translated value of peso-denominated assets at December 31, 2011, was decreased. While the strengthening of the Mexican peso positively affected the translated dollar-value of revenue, the offsetting cost of sales and operating expenses were inflated as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which did not contribute to the Company’s peso-denominated earnings stream.

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$82,497	$70,980	$11,517	16%	16%
Scrap jewelry sales	56,091	39,400	16,691	42%	42%
Pawn loan fees	52,085	44,071	8,014	18%	18%
Consumer loan and credit services fees	45,516	43,799	1,717	4%	4%
Other revenue	1,020	980	40	4%	4%
	237,209	199,230	37,979	19%	19%
International revenue:
Retail merchandise sales	154,300	117,556	36,744	31%	29%
Scrap jewelry sales	51,913	41,957	9,956	24%	24%
Pawn loan fees	70,235	58,074	12,161	21%	19%
Consumer loan and credit services fees	4,685	4,625	60	1%	—%
Other revenue	2	12	(10)	(83)%	(84)%
	281,135	222,224	58,911	27%	25%
Total revenue:
Retail merchandise sales	236,797	188,536	48,261	26%	24%
Scrap jewelry sales	108,004	81,357	26,647	33%	33%
Pawn loan fees	122,320	102,145	20,175	20%	19%
Consumer loan and credit services fees	50,201	48,424	1,777	4%	4%
Other revenue	1,022	992	30	3%	3%
	$518,344	$421,454	$96,890	23%	22%

Domestic revenue accounted for approximately 46% of the total revenue for fiscal 2011, while international revenue (from Mexico) accounted for 54% of the total.

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

					Increase/(Decrease)
	Balance at December 31,				Constant Currency
	2011	2010	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$41,121	$35,319	$5,802	16%	16%
CSO credit extensions held by independent third-party (1)	14,167	13,698	469	3%	3%
Other consumer loans	63	39	24	62%	62%
	55,351	49,056	6,295	13%	13%
International:
Pawn loans	32,166	35,169	(3,003)	(9)%	3%
Other consumer loans	795	956	(161)	(17)%	(6)%
	32,961	36,125	(3,164)	(9)%	3%
Total:
Pawn loans	73,287	70,488	2,799	4%	10%
CSO credit extensions held by independent third-party (1)	14,167	13,698	469	3%	3%
Other consumer loans	858	995	(137)	(14)%	(3)%
	$88,312	$85,181	$3,131	4%	9%
Pawn inventories:
Domestic pawn inventories	$23,745	$19,730	$4,015	20%	20%
International pawn inventories	20,667	27,676	(7,009)	(25)%	(16)%
	$44,412	$47,406	$(2,994)	(6)%	(1)%

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

Total merchandise sales increased by 28% for fiscal 2011, with 29% growth in Mexico and 26% growth in the U.S. Store-based retail sales increased by 26%, primarily the result of a 31% increase in retail sales in Mexico, which reflected continued store maturation and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. The 33% increase in scrap jewelry sales reflected a 26% increase in the weighted-average selling price per ounce of scrap gold, and a 2% increase in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in fiscal 2011 was approximately 64,000 ounces at an average cost of $1,124 per ounce and the average selling price was $1,511 per ounce. The limited increase in scrap jewelry volume was related primarily to pawn operations in Mexico, where the percentage of jewelry pawns and gold buying from customers has decreased as a percentage of the overall product mix compared to the prior year. As a result, scrap gold volumes decreased 4% in Mexico. The shift in inventory mix is the result of the Company's increased focus on hard good transactions (electronics and appliances) where there is less competition in Mexico, as compared to jewelry lending and gold buying, where there is significantly greater competition. In the U.S., scrap volume increased approximately 8%, and scrap sales grew by 42%, which was primarily due to the increased selling price of gold.

Revenue from pawn loan fees increased 20%, which was composed of an 18% increase in the United States and a 21% increase in Mexico. The U.S. increase was consistent with a 16% year-over-year increase in pawn loans. In Mexico, loan growth during the second half of 2011 was partially affected by an 8% decrease (on a constant currency basis) in northern border markets, compared to loan balance increases of almost 20% in the interior markets of Mexico. The Company attributes much of this regional loan weakness to the effects of currency fluctuations on customer behavior in these markets and reduced overall consumer traffic patterns in northern Mexico. Service fees from consumer loans and credit services transactions increased 4% compared to fiscal 2010, which was consistent with the year-over-year growth in outstanding consumer loans and CSO transaction volumes. The consolidated annualized yield on pawn loans was 164% in fiscal 2011, compared to 163% in the prior year.

The gross profit margin on total merchandise sales was 38% for fiscal 2011, compared to 40% in fiscal 2010. The decrease was primarily the result of an increased percentage mix of lower margin scrap jewelry sales and a decline in retail margins. The retail merchandise margin, which excludes scrap jewelry sales, was 40% for fiscal 2011, while the margin on wholesale scrap jewelry was 34%, compared to prior-year margins of 42% and 35%, respectively. The change in retail margins related primarily to the increased mix of hard good inventories, compared to jewelry, in Mexico, which typically carry lower margins than retail jewelry. Pawn inventories decreased over the prior year by 6%, which was reflective of larger inventory turnover company-wide and a decrease in the amount of jewelry inventory held in the Mexico stores. At December 31, 2011, the Company's pawn inventories, at cost, were composed of: 41% jewelry (primarily gold), 38% electronics and appliances, 8% tools and 13% other. On a cost basis, 98% of total inventories at December 31, 2011, had been held for one year or less, while 2% had been held for more than one year.

The Company's consumer loan and credit services loss provision was 24% of consumer loan and credit services fee revenue during fiscal 2011, compared to 27% in fiscal 2010, which reflected the continued maturation of the consumer loan store base and sales. During 2011, the Company sold bad debt portfolios generated from consumer loan and credit services guarantees for proceeds of $633,000. The portfolios, which were fully written-off, reduced the loss provision by this same amount. Excluding the benefit of all such sales, the year-to-date loss provision would have been 25%. The Company did not sell bad debt portfolios in fiscal 2010. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $831,000, or 5.5% of the gross loan balance at December 31, 2011, compared to $1,026,000, or 7.0% of the gross loan balance at December 31, 2010, which is included as a component of the Company's accrued liabilities. The Company's loss reserve on consumer loans decreased to $44,000, or 4.9% of the gross loan balance at December 31, 2011, compared to $53,000, or 5.1% of the gross loan balance at December 31, 2010.

Store operating expenses of $128,955,000 during fiscal 2011 increased by 12% compared to $115,102,000 during fiscal 2010, primarily as a result of new store openings and acquisitions. As a percentage of revenue, store operating expenses declined from 27% in fiscal 2010 to 25% in fiscal 2011, primarily the result of the Company's ability to leverage same-store revenue increases.

The net store profit contribution from continuing operations for fiscal 2011 was $154,637,000, which equates to a store-level operating margin of 30%, compared to 29% in 2010, which was reflective of the same-store sales revenue growth and operating leverage.

Administrative Expenses, Taxes and Income

Administrative expenses increased 12% to $45,304,000 during fiscal 2011 compared to $40,447,000 during fiscal 2010, which reflected a 14% increase in the weighted-average store count and increased general management and supervisory compensation expense related to geographic expansion and increased store count, revenue and profitability. As a percentage of revenue, administrative expenses declined from 10% in fiscal 2010 to 9% in fiscal 2011.

For fiscal 2011 and 2010, the Company's effective federal income tax rates were 34.5% and 35.8%, respectively. The decrease in the overall rate for 2011 relates primarily to an increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes.

Income from continuing operations increased 37% to $70,523,000 during fiscal 2011 compared to $51,302,000 during fiscal 2010. Including the results from the discontinued operations and the gain from the sale of the Illinois stores, net income was $77,782,000 during fiscal 2011, compared to $57,658,000 during fiscal 2010.

Liquidity and Capital Resources

As of December 31, 2012, the Company’s primary sources of liquidity were $50,285,000 in cash and cash equivalents, $120,427,000 in customer loans, $65,345,000 in inventories and $72,500,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $210,280,000 as of December 31, 2012, and total equity exceeded liabilities by a ratio of 2.3 to 1.

On September 11, 2012, the Company entered into an agreement to amend and restate the Unsecured Credit Facility. The number of commercial bank lenders participating in the facility increased from two to five lenders and the amount of the Unsecured Credit Facility was increased from $100,000,000 to $175,000,000. The Unsecured Credit Facility now bears interest at the prevailing LIBOR rate plus a fixed spread of 2.0% and matures in February 2015. At December 31, 2012, the Company had $102,500,000 outstanding under the Unsecured Credit Facility and $72,500,000 available for borrowings. The interest rate totaled 2.25% at December 31, 2012. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants, which include a fixed charge ratio, leverage ratio and maintain a defined level of tangible net worth. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restricts the Company from pledging any of its assets as collateral against other indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of December 31, 2012, and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 0.375% on the average daily unused portion of the Unsecured Credit Facility commitment.

At December 31, 2012, the Company had notes payable arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $8,114,000 bearing interest at 4.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through September 2017. Of the $8,114,000 in notes payable, $1,583,000 is classified as a current liability and $6,531,000 is classified as long-term debt.

At December 31, 2012, the Company also had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $3,449,000 bearing interest at 3.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through January 2015. Of the $3,449,000 in notes payable, $1,629,000 is classified as a current liability and $1,820,000 is classified as long-term debt.

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

	Year Ended December 31,
	2012	2011	2010
Cash flow provided by operating activities	$88,792	$80,375	$73,645
Cash flow (used in) investing activities	$(159,904)	$(22,104)	$(47,696)
Cash flow provided by (used in) financing activities	$49,525	$(52,593)	$13,649

Working capital	$210,280	$175,073	$170,376
Current ratio	7.75x	5.94x	5.92x
Liabilities to equity ratio	44%	13%	15%
Inventory turns	4.2x	4.2x	4.1x

Net cash provided by operating activities increased $8,417,000, or 10%, from $80,375,000 for fiscal 2011, to $88,792,000 for fiscal 2012. The primary source of operating cash flows in both years was net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $120,738,000 in cash related to acquisitions during fiscal 2012, compared to $7,779,000 in fiscal 2011. As a result, net cash used in investing activities increased $137,800,000, or 623% during fiscal 2012, compared to fiscal 2011. In addition, the Company received $19,857,000 in investing cash flows from the sale of the Illinois operations during fiscal 2011.

Net cash provided by financing activities increased $102,118,000 primarily due to net borrowings of $102,500,000 on the Unsecured Credit Facility during fiscal 2012, offset by $61,275,000 which was used to repurchase the Company’s common stock during fiscal 2012. During fiscal 2011, the Company had no borrowings and repurchased $55,308,000 of its common stock.

During fiscal 2012, the Company opened 62 new pawn stores and acquired 29 stores in Mexico; the Company also opened six new pawn stores and acquired 46 stores in the United States. The purchase price of the January 2012 29-store Mexico acquisition was $46,863,000 and was paid in a combination of cash and a $4,900,000 note payable to the seller. The purchase price of the June 2012 24-store U.S. acquisition was $25,615,000 and was composed of $25,315,000 in cash paid at closing and an additional $300,000 paid in December 2012. The purchase price of the September 2012 16-store U.S. acquisition was $45,924,000 and was paid in a combination of cash and $8,500,000 in notes payable to the sellers. In addition, during fiscal 2012, there were six additional stores acquired in five acquisitions. The aggregate purchase price of these other U.S. acquisitions, net of cash acquired, was $16,095,000 and was paid in a combination of cash and a $359,000 payable to the sellers. The Company funded $21,841,000 in capital expenditures, primarily for new stores, during fiscal 2012 and expects to fund capital expenditures at a similar rate in 2013. Capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Unsecured Credit Facility. The Company’s cash flow and liquidity available to fund expansion in 2012 included net cash flow from operating activities of $88,792,000 for fiscal 2012.

The Company intends to continue expansion primarily through new store openings. For 2013, the Company anticipates opening a total of approximately 75 to 85 additional pawnshops (primarily in Mexico), not including any potential acquisitions. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2013.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no contractual commitments for materially significant future acquisitions or other capital commitments. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. As of December 31, 2012, the Company had forward sales commitments through June 2013 for 36,000 silver ounces of its expected scrap jewelry sales at a price of $27 per ounce. As of December 31, 2012, the Company had forward sales commitments through June 2013 for 6,000 gold ounces of its expected scrap jewelry sales at prices ranging from $1,713 to $1,714 per ounce. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

In December 2011, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash’s outstanding common stock. The Company completed the 1,500,000 share buyback authorization on April 16, 2012, with a total of 963,000 shares of its common stock repurchased during the first quarter of 2012 and the additional 537,000 shares repurchased in April 2012. The total shares repurchased were at an average price of $40.85 per share. In January 2013, the Company's Board of Directors authorized a new share repurchase program, which allows the Company to repurchase up to 1,500,000 shares of its outstanding common stock. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

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

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of income from continuing operations to EBITDA (unaudited, in thousands):

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations	$81,105	$70,523	$51,302
Adjustments:
Income taxes	41,506	37,158	28,630
Depreciation and amortization	12,949	10,962	10,380
Interest expense	1,488	135	391
Interest income	(216)	(278)	(97)
Earnings from continuing operations before interest, taxes, depreciation and amortization	$136,832	$118,500	$90,606

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

	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities, including discontinued operations	$88,792	$80,375	$73,645
Cash flow from investing activities:
Pawn and consumer loans	(17,325)	(5,208)	(23,648)
Purchases of property and equipment	(21,841)	(28,974)	(18,385)
Free cash flow	$49,626	$46,193	$31,612

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-year exchange rate of 14.0 to 1 at December 31, 2011 was used, compared to the exchange rate of 13.0 to 1 at December 31, 2012. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year ended December 31, 2011, was 12.4 to 1, compared to the current year rate of 13.2 to 1.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2012 is as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$106,765	$31,839	$45,229	$17,958	$11,739
Revolving credit facility (1)	102,500	—	102,500	—	—
Notes payable	11,563	3,212	5,181	3,170	—
Interest on notes payable	922	377	427	118	—
Employment contracts	9,666	2,849	3,115	1,261	2,441
Consulting contract with former officer and director of the Company	2,800	700	1,400	700	—
Total	$234,216	$38,977	$157,852	$23,207	$14,180

(1)	Excludes interest obligations under the line of credit agreement. See Note 9 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company offers a fee-based credit services organization program to assist consumers, in Texas markets, in obtaining extensions of credit. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer's obligation to repay the extension of credit received by the consumer from the Independent Lender if the consumer fails to do so.

For extension of credit products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers' applications, determining whether to approve an extension of credit based on an application and determining the amount of the extension of credit. The Company is not involved in the Independent Lender's extension of credit approval processes or in determining the lenders' approval procedures or criteria. At December 31, 2012, the outstanding amount of active extensions of credit originated and held by the Independent Lender was $15,967,000.

Since the Company may not be successful in collection of delinquent accounts under the CSO Program, the Company's consumer loan loss provision includes amounts estimated to be adequate to absorb credit losses from extensions of credit in the aggregate consumer loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Estimated losses of $733,000 on portfolios owned by the Independent Lender are included in “accrued liabilities” in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from extensions of credit expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe that inflation has had a material effect on the volume of customer loans originated, merchandise sales, or results of operations.

Seasonality

The Company's business is subject to seasonal variations, and operating results for each quarter and year-to-date period are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in late December in Mexico, which is associated with statutory Christmas bonuses received by customers, and in the first quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of merchandise sales are gold jewelry and scrap gold sales. At December 31, 2012, the Company held approximately $25,484,000 in jewelry inventories, representing 39% of total inventory. In addition, approximately $44,368,000, or 43% of total pawn loans were collateralized by jewelry, which was primarily gold. Of the Company's total retail merchandise revenue during fiscal 2012, approximately $51,742,000, or 18%, was gold jewelry sales. Total scrap jewelry sales in fiscal 2012 were $103,706,000, of which a substantial majority was gold. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company's profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company's subsidiaries in Mexico are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenue and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders' equity under the caption, “currency translation adjustment, net of tax.” Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company's income statement as incurred. Total peso-denominated net assets related to the Company's Mexican operations were $183,570,000 at December 31, 2012, and the operations in Mexico generated 54% of the Company's fiscal 2012 revenue. During fiscal 2012, net unfavorable foreign currency fluctuations, primarily due to depreciation of the Mexican peso, decreased consolidated revenue growth by three percentage points. A significant portion of the decrease in revenue growth was offset by a corresponding decrease in peso-denominated cost of sales and operating expense growth, and accordingly, the net effect on profitability in 2012 was limited. However, potential future Mexican currency declines against the U.S. dollar, which are not offset, could adversely impact the Company's future results.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term line of credit and notes payable. At December 31, 2012, the Company had $102,500,000 outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus a fixed spread of 2.0%. Based on the average outstanding indebtedness during fiscal 2012, a 1% (100 basis points) increase in interest rates would have increased the Company's interest expense by approximately $587,000 for fiscal 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Report of Management on Internal Control Over Financial Reporting is included in Item 9A. of this annual report on Form 10-K. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

All internal control systems, no matter how well designed, have inherent limitations, therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Cash Financial Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, First Cash Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries, as of December 31, 2012, and 2011, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the three years ended December 31, 2012, and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ Hein & Associates LLP
Dallas, Texas
February 22, 2013

Item 9B. Other Information

Effective February 19, 2013, Mr. Stephen Coffman resigned as chief operating officer of the Company. In connection with his resignation, Mr. Coffman's employment agreement was terminated, and Mr. Coffman and the Company entered into a customary separation agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information provided under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information provided under the heading “Executive Compensation” of the Company's Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
10.1	Consulting Agreement - Phillip E. Powell *	10-K	0-19133	10.2	03/16/2005
10.2	First Cash Financial Services, Inc. 1999 Stock Option Plan *	S-3	333-71077	10.63	01/25/1999
10.3	Executive Incentive Compensation Plan *	DEF 14A	0-19133	A	04/30/2003
10.4	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/29/2004
10.5	Amendment to Consulting Agreement - Phillip E. Powell *	10-K	0-19133	10.12	03/16/2007
10.6	Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.1	11/09/2007
10.7	Employment Agreement - Stephen O. Coffman *	DEF 14A	0-19133	A	04/29/2008
10.8	Amendment No. 2 to Consulting Agreement - Phillip E. Powell *	10-Q	0-19133	10.1	05/05/2010
10.9	Amendment No. 1 to First Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.2	05/05/2010
10.10	Amended and Restated Employment Agreement - Stephen O. Coffman *	10-Q	0-19133	10.3	05/05/2010
10.11	Employment Agreement - R. Douglas Orr *	10-Q	0-19133	10.4	05/05/2010
10.12	Amended and Restated Credit Agreement - JPMorgan Chase Bank, N.A.	10-Q	0-19133	10.5	05/05/2010
10.13	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.14	Membership Interest Purchase Agreement - BBR Unlimited, LLC	8-K	0-19133	10.1	01/17/2012
10.15	First Amendment to Amended and Restated Credit Agreement	10-K	0-19133	10.19	02/29/2012
10.16	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333- 106881	4(g)	05/31/2012
10.17	Membership Interest, Stock and Asset Purchase Agreement - Mister Money	8-K	0-19133	10.1	06/20/2012
10.18	Stock Purchase Agreement - LTS, Incorporated	8-K	0-19133	10.1	08/16/2012
10.19	Second Amendment to Amended and Restated Credit Agreement	8-K	0-19133	10.1	09/13/2012
14.1	Amended and Restated Code of Ethics	10-K	0-19133	14.1	03/15/2010
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from our Annual Report on Form 10-K for fiscal 2012, filed with the SEC on February 22, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2012, and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, and (vi) Notes to Consolidated Financial Statements.
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

Dated: February 22, 2013	FIRST CASH FINANCIAL SERVICES, INC.
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

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	February 22, 2013

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 22, 2013

/s/ JORGE MONTAÑO Jorge Montaño	Director	February 22, 2013

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2012, and 2011, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the three years ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Cash Financial Services, Inc., and subsidiaries at December 31, 2012, and 2011, and the consolidated results of their operations and their cash flows for the three years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Cash Financial Services, Inc., and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Hein & Associates LLP
Dallas, Texas
February 22, 2013

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$50,285	$70,296
Pawn loan fees and service charges receivable	15,367	10,842
Pawn loans	103,181	73,287
Consumer loans, net	1,879	858
Inventories	65,345	44,412
Prepaid expenses and other current assets	4,225	9,705
Deferred tax assets	1,148	1,078
Total current assets	241,430	210,478

Property and equipment, net	93,304	73,451
Goodwill, net	166,429	69,695
Other non-current assets	6,529	3,472
Total assets	$507,692	$357,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,212	$—
Accounts payable and accrued liabilities	27,938	25,629
Income taxes payable	—	9,776
Total current liabilities	31,150	35,405

Revolving unsecured credit facility	102,500	—
Notes payable, net of current portion	8,351	—
Deferred income tax liabilities	13,275	6,319
Total liabilities	155,276	41,724

Commitments and contingencies (Note 11 and Note 14)

Stockholders' equity:
Preferred stock; $0.01 par value; 10,000 shares authorized; no shares issued or
outstanding	—	—
Common stock; $0.01 par value; 90,000 shares authorized;
38,796 and 38,291 shares issued, respectively;
29,096 and 30,091 shares outstanding, respectively	388	383
Additional paid-in capital	159,081	147,649
Retained earnings	413,882	333,523
Accumulated other comprehensive income (loss) from cumulative foreign
currency translation adjustments	(6,940)	(13,463)
Common stock held in treasury, 9,700 and 8,200 shares at cost, respectively	(213,995)	(152,720)
Total stockholders' equity	352,416	315,372
Total liabilities and stockholders' equity	$507,692	$357,096
The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Merchandise sales	$391,162	$344,801	$269,893
Pawn loan fees	152,237	122,320	102,145
Consumer loan and credit services fees	51,602	50,201	48,424
Other revenue	945	1,022	992
Total revenue	595,946	518,344	421,454

Cost of revenue:
Cost of goods sold	243,997	213,411	162,035
Consumer loan and credit services loss provision	13,160	11,984	13,123
Other cost of revenue	127	190	141
Total cost of revenue	257,284	225,585	175,299

Net revenue	338,662	292,759	246,155

Expenses and other income:
Store operating expenses	151,731	128,955	115,102
Administrative expenses	50,099	45,304	40,447
Depreciation and amortization	12,949	10,962	10,380
Interest expense	1,488	135	391
Interest income	(216)	(278)	(97)
Total expenses and other income	216,051	185,078	166,223

Income from continuing operations before income taxes	122,611	107,681	79,932

Provision for income taxes	41,506	37,158	28,630

Income from continuing operations	81,105	70,523	51,302

Income (loss) from discontinued operations, net of tax	(746)	7,259	6,356
Net income	$80,359	$77,782	$57,658

Basic income per share:
Income from continuing operations	$2.81	$2.30	$1.69
Income (loss) from discontinued operations	(0.03)	0.23	0.21
Net income per basic share	$2.78	$2.53	$1.90

Diluted income per share:
Income from continuing operations	$2.73	$2.24	$1.65
Income (loss) from discontinued operations	(0.03)	0.23	0.21
Net income per diluted share	$2.70	$2.47	$1.86
The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$80,359	$77,782	$57,658
Other comprehensive income (loss):
Currency translation adjustment, gross	10,167	(15,797)	5,546
Tax (expense) benefit	(3,644)	5,383	(2,104)
Comprehensive income	$86,882	$67,368	$61,100
The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
Shares issued under share-based com-pensation plan	—	—	505	5	—	—	—	—	—	5
Exercise of stock options	—	—	—	—	4,291	—	—	—	—	4,291
Income tax benefit from exercise of stock options	—	—	—	—	5,841	—	—	—	—	5,841
Share-based compensation expense	—	—	—	—	1,300	—	—	—	—	1,300
Net income	—	—	—	—	—	80,359	—	—	—	80,359
Currency translation adjustment, net of tax	—	—	—	—	—	—	6,523	—	—	6,523
Repurchases of treasury stock	—	—	—	—	—	—	—	1,500	(61,275)	(61,275)
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416
The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2010	—	$—	38,002	$380	$142,344	$255,741	$(3,049)	6,840	$(97,412)	$298,004
Shares issued under share-based com-pensation plan	—	—	289	3	—	—	—	—	—	3
Exercise of stock options and warrants	—	—	—	—	2,475	—	—	—	—	2,475
Income tax benefit from exercise of stock options and warrants	—	—	—	—	2,088	—	—	—	—	2,088
Share-based compensation expense	—	—	—	—	742	—	—	—	—	742
Net income	—	—	—	—	—	77,782	—	—	—	77,782
Currency translation adjustment, net of tax	—	—	—	—	—	—	(10,414)	—	—	(10,414)
Repurchases of treasury stock	—	—	—	—	—	—	—	1,360	(55,308)	(55,308)
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2009	—	$—	36,697	$367	$117,892	$198,083	$(6,491)	6,840	$(97,412)	$212,439
Shares issued under share-based com-pensation plan	—	—	1,305	13	—	—	—	—	—	13
Exercise of stock options and warrants	—	—	—	—	17,292	—	—	—	—	17,292
Income tax benefit from exercise of stock options and warrants	—	—	—	—	6,154	—	—	—	—	6,154
Share-based compensation expense	—	—	—	—	1,006	—	—	—	—	1,006
Net income	—	—	—	—	—	57,658	—	—	—	57,658
Currency translation adjustment, net of tax	—	—	—	—	—	—	3,442	—	—	3,442
Repurchases of treasury stock	—	—	—	—	—	—	—	—	—	—
Balance at 12/31/2010	—	$—	38,002	$380	$142,344	$255,741	$(3,049)	6,840	$(97,412)	$298,004
The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net income	$80,359	$77,782	$57,658
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	866	156	1,914
Share-based compensation expense	1,300	742	1,006
Depreciation and amortization expense	12,975	11,026	10,513
Deferred income taxes	3,242	1,200	1,845
Loss (gain) on disposition of consumer loan stores	966	(9,965)	—
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(3,245)	(697)	(2,176)
Merchandise inventories	(2,777)	445	(3,875)
Prepaid expenses and other assets	6,297	(4,076)	3,307
Accounts payable and accrued expenses	(1,135)	(883)	6,966
Income taxes payable, current	(10,056)	4,645	(3,513)
Net cash flow provided by operating activities	88,792	80,375	73,645
Cash flow from investing activities:
Pawn loan receivables	(16,700)	(5,092)	(21,824)
Consumer loans	(625)	(116)	(1,824)
Purchases of property and equipment	(21,841)	(28,974)	(18,385)
Proceeds from disposition of consumer loan stores	—	19,857	—
Acquisitions of pawn stores, net of cash acquired	(120,738)	(7,779)	(5,663)
Net cash flow used in investing activities	(159,904)	(22,104)	(47,696)
Cash flow from financing activities:
Change in line of credit, net	102,500	—	—
Payments of notes payable	(1,837)	(1,851)	(9,810)
Purchases of treasury stock	(61,275)	(55,308)	—
Proceeds from exercise of share-based compensation awards	4,296	2,478	17,305
Income tax benefit from exercise of stock options and warrants	5,841	2,088	6,154
Net cash flow provided by (used in) financing activities	49,525	(52,593)	13,649
Effect of exchange rates on cash	1,576	(2,622)	865
Change in cash and cash equivalents	(20,011)	3,056	40,463
Cash and cash equivalents at beginning of the year	70,296	67,240	26,777
Cash and cash equivalents at end of the year	$50,285	$70,296	$67,240
The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,357	$145	$265
Income taxes	$38,810	$24,579	$22,336

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$100,572	$90,293	$98,134

Supplemental disclosure of non-cash financing activity:
Notes payable issued in connection with pawn acquisitions	$13,400	$—	$2,000
The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (the “Company”) was incorporated in Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawn loans, certain of the Company's pawn stores offer short-term consumer loans and credit services. The Company also operates consumer loan stores that provide consumer loans, credit services, check cashing, and other related financial services. As of December 31, 2012, the Company owned and operated 715 pawn stores and 99 consumer loan stores in twelve U.S. states and 24 states in Mexico.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation - The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. The Company regularly makes acquisitions and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated. See Note 4.

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Customer loans and revenue recognition - Pawn loans are secured by the customer's pledge of tangible personal property with terms of typically 30 days. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

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

Consumer loans are unsecured cash advances and installment loans with terms that range from 7 to 180 days. The Company accrues consumer loan fees on a constant-yield basis over the term of the consumer loan. The Company offers a credit services product (“CSO Program”) to assist customers in obtaining an extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”). The Company's CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lender. The extensions of credit made by the Independent Lender to credit services customers of the Company have terms of 7 to 35 days. The Company records a liability for any collected, but unearned, credit services fees received from its customers.

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

Changes in the liability for credit services losses are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$831	$1,026	$890
Provision for credit losses under letters of credit	11,947	11,208	12,192
Amounts paid to Independent Lender under letters of credit, net of recoveries from customers	(12,045)	(11,403)	(12,056)
Balance at end of year	$733	$831	$1,026

Foreign Currency Transactions - The Company has significant operations in Mexico, where the functional currency for the Company's Mexican subsidiaries is the Mexican peso. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each month. Prior to translation, U.S. dollar-denominated transactions of the Mexican-based subsidiaries are remeasured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses.

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

Property and equipment - Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method based on estimated useful lives of 15 years for buildings and three to five years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life, if shorter. Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

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

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any impairment loss for the fiscal years ended December 31, 2012, 2011 and 2010.

Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. All fair value measurements related to acquisitions are level 3, non-recurring measurements, based on non-observable inputs. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their cash nature. The Company did not have any outstanding balance for financial instruments at December 31, 2012 and 2011.

Income taxes - The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. See Note 10.

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense from continuing operations for the fiscal years ended December 31, 2012, 2011 and 2010, was $2,009,000, $1,713,000, and $2,079,000, respectively.

Share-based compensation - All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value. The Company recognizes compensation cost net of estimated forfeitures and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations of future forfeitures. The Company records share-based compensation cost as an administrative expense. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies. See Note 13.

Earnings per share - Basic income per share is computed by dividing income by the weighted-average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$81,105	$70,523	$51,302
Income (loss) from discontinued operations	(746)	7,259	6,356
Net income for calculating basic and diluted earnings per share	$80,359	$77,782	$57,658

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,912	30,706	30,266
Effect of dilutive securities:
Stock options, warrants and nonvested awards	801	792	792
Weighted-average common shares for calculating diluted earnings per share	29,713	31,498	31,058

Basic earnings per share:
Income from continuing operations	$2.81	$2.30	$1.69
Income (loss) from discontinued operations	(0.03)	0.23	0.21
Net income per basic share	$2.78	$2.53	$1.90

Diluted earnings per share:
Income from continuing operations	$2.73	$2.24	$1.65
Income (loss) from discontinued operations	(0.03)	0.23	0.21
Net income per diluted share	$2.70	$2.47	$1.86

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

Reclassification - Certain amounts for the years ended December 31, 2010, and 2011 have been reclassified in order to conform to the 2012 presentation.

Recent accounting pronouncements - In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The adoption of ASU 2011-04 did not have a material effect on the Company's financial position, results of operations or financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted, and the Company adopted ASU

2011-05 beginning in the second quarter of 2011. The adoption of ASU 2011-05 did not impact the Company's financial position or results of operations, as it only requires a change in the format of the current presentation. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers certain aspects of ASU 2011-05 that relate to the presentation of reclassification adjustments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material effect on the Company's financial position, results of operations or financial statement disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and the Company adopted ASU 2011-08 as of December 31, 2011. The adoption of ASU 2011-08 did not have a material effect on the Company's financial position, results of operations or financial statement disclosures, as the value of goodwill was not affected by the adoption of this standard.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in Subtopic 350-30. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, and the Company adopted ASU 2012-02 as of December 31, 2012. The adoption of ASU 2012-02 did not have a material effect on the Company's financial position, results of operations or financial statement disclosures.

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

In December 2011, the Company's Board of Directors authorized a new share repurchase program which allows the Company to repurchase up to 1,500,000 shares of its common stock. During fiscal 2012, the Company repurchased 1,500,000 shares of common stock at an aggregate cost of $61,275,000 to complete the 2011-authorized repurchase program.

In January 2013, the Company's Board of Directors authorized a new share repurchase program, which allows the Company to repurchase up to 1,500,000 shares of its outstanding common stock. The Board of Directors made this determination after considering the Company's liquidity needs and capital resources as well as the estimated current value of the Company's assets. Under its share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

NOTE 4 - ACQUISITIONS

Consistent with the Company's strategy to continue its expansion of pawn stores in selected markets, in September 2012, the Company acquired the stock of LTS, Incorporated, the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 16 large format Fast Cash Pawn stores located in Colorado. The purchase price for the transaction was $45,924,000, net of cash acquired, and was composed of $37,424,000 in cash and notes payable to the selling shareholders of $8,500,000. The notes payable bear interest at 4.0% per annum and the remaining balance is being paid in monthly payments of principal and interest scheduled through September 2017. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $34,431,000, which is deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with LTS, Incorporated. The estimated fair values of the goodwill and intangible assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets by June 2013. The assets, liabilities and results of operations of the locations were included in the Company's consolidated results as of the acquisition date, September 14, 2012.
Consistent with the Company's strategy to continue its expansion of pawn stores in selected markets, in June 2012, the Company acquired from Mister Money Investments, Inc., L&W Properties, LLC, Mister Money - - RM, Inc., Mister Money - - KY, Inc., LWC, LLC and MMRD, LLC (collectively “Mister Money”), the assets of 21 stores located in Colorado, Kentucky, Wyoming and Nebraska, and certain operating entities owning the pawn loans, inventory, layaways and other operating assets and liabilities of three other pawn stores located in Colorado and Kentucky. The combined purchase price for all 24 stores was $25,615,000, net of cash acquired, and was composed of $25,315,000 in cash paid at closing and an additional $300,000 paid in December 2012. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $15,694,000, which is deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Mister Money. The assets, liabilities and results of operations of the locations were included in the Company's consolidated results as of the acquisition date, June 15, 2012.
Consistent with the Company's strategy to continue its expansion of pawn stores in selected markets, in January 2012, the Company acquired from BBR Unlimited, LLC, the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 29 pawn stores located in western Mexico. The purchase price for these stores was $46,863,000, net of cash acquired, and was composed of $41,963,000 in cash and a note payable to the seller of $4,900,000. The note payable bears interest at 3.0% per annum and the remaining balance is being paid in monthly payments of principal and interest scheduled through January 2015. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of $39,386,000, which is deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with BBR Unlimited, LLC. The assets, liabilities and results of operations of the locations were included in the Company's consolidated results as of the acquisition date, January 10, 2012.
Additionally, during fiscal 2012, six pawn stores located in three U.S. states were acquired through five separate acquisitions for an aggregate purchase price of $16,095,000, net of cash acquired, and was composed of $15,736,000 in cash and payables to the sellers of $359,000. These acquisitions resulted in additional recorded goodwill of $5,620,000.

The allocation of the purchase prices for the 2012 acquisitions are as follows (in thousands):

	Fast Cash	Mister Money	BBR Unlimited (Mexico)	Other	Total
Pawn loans	$6,495	$3,357	$2,246	$3,115	$15,213
Consumer loans	—	1,202	—	—	1,202
Inventory	2,693	3,545	1,296	4,138	11,672
Other current assets	921	553	200	117	1,791
Property and equipment	131	497	4,124	2,830	7,582
Goodwill	34,431	15,694	39,386	5,620	95,131
Intangible assets	1,360	939	988	465	3,752
Other non-current assets	58	54	38	—	150
Current liabilities	(165)	(226)	(1,415)	(190)	(1,996)
Purchase price	$45,924	$25,615	$46,863	$16,095	$134,497

During fiscal 2012, revenue and after-tax earnings of the 2012 acquisitions since the acquisition dates were $43,967,000 and $5,179,000, respectively. The combined transaction and non-recurring integration costs of the 2012 acquisitions recorded during fiscal 2012 were approximately $1,300,000. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if all the 2012 acquisitions had occurred on January 1, 2011. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition occurred on the date indicated or what may result in the future (in thousands, except per share data):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue from continuing operations	$595,946	$631,873	$518,344	$599,528
Income from continuing operations	81,105	85,249	70,523	80,483
Net income	80,359	84,503	77,782	87,742
Income from continuing operations per share:
Basic	$2.81	$2.95	$2.30	$2.62
Diluted	2.73	2.87	2.24	2.56
Net income per share:
Basic	$2.78	$2.92	$2.53	$2.86
Diluted	2.70	2.84	2.47	2.79

Consistent with the Company's strategy to continue its expansion of pawn stores in selected markets, in November 2011, the Company acquired the pawn loans, inventory, layaways and other operating assets of five pawn stores located in Indiana from R&R Pawn, Inc. The purchase price for the all-cash transaction was $3,829,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of $1,806,000, which is deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with R&R Pawn, Inc. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, November 4, 2011. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

Consistent with the Company's strategy to continue its expansion of pawn stores in selected markets, in February 2011, the Company acquired the pawn loans, inventory, layaways and other operating assets of six pawn stores located in Indiana and Missouri from Cash-N-Pawn of Indiana, Ltd., Cash-N-Pawn of Missouri, Ltd. and Cash-N-Pawn International, Ltd. The purchase price for the all-cash transaction was $3,950,000, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of $2,704,000, which is deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Cash-N-Pawn of

Indiana, Ltd., Cash-N-Pawn of Missouri, Ltd. and Cash-N-Pawn International, Ltd. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, February 8, 2011. Pro forma results of consolidated operations, and the revenue and earnings of the acquired operation earned during the year of acquisition, have not been presented because the acquisition was not significant in relation to the Company’s consolidated financial position or results of operations.

NOTE 5 - DISCONTINUED OPERATIONS

The Company’s strategy has been to grow its pawn operations while reducing regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to city ordinances enacted during 2012 in these cities, which significantly restricted the Company's ability to provide credit services products. The Company recorded a loss on disposal of $628,000, net of tax, or $0.03 per share, from these stores. The after-tax operating results from operations for these Texas stores were immaterial in 2012, 2011 and 2010.

In March 2011, the Company sold all ten of its consumer loan stores located in Illinois to a privately-held operator of check cashing and consumer lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. During fiscal 2011, the Company recorded a gain of approximately $5,979,000, net of tax, or $0.19 per share, from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share during fiscal 2011. Comparable after-tax earnings were $2,881,000 or $0.10 per share in 2010.

In September 2010, the Company discontinued its internet-based credit services product offered in Maryland due to a change in state law which significantly restricted the offering of such products. The after-tax earnings from operations for the Maryland credit services operation were $887,000, or $0.03 per share in 2010.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for these discontinued operations at December 31, 2012, and 2011 were immaterial.

The following table summarizes the operating results, including gains or losses from dispositions, of all the operations which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Consumer loan and credit services fees	$1,453	$4,416	$12,152
Consumer loan and credit services loss provision	(533)	(979)	(2,318)
Net revenue	920	3,437	9,834

Expenses and other (gain) loss:
Operating and administrative expenses	1,076	2,051	4,060
Depreciation and amortization	26	64	133
Loss (gain) on disposition of consumer loan stores	966	(9,965)	—
Gain on excess collections of notes receivable	—	(764)	(3,102)
Gain on sale of real estate	—	—	(293)
Total expenses and other (gains)/losses	2,068	(8,614)	798
Income (loss) from discontinued operations before income taxes	(1,148)	12,051	9,036
Tax benefit (expense)	402	(4,792)	(2,680)
Income (loss) from discontinued operations, net of tax	$(746)	$7,259	$6,356
Income (loss) from discontinued operations (basic)	$(0.03)	$0.23	$0.21
Income (loss) from discontinued operations (diluted)	$(0.03)	$0.23	$0.21

NOTE 6 - CUSTOMER LOANS AND VALUATION ACCOUNTS

Customer loans, net of unearned finance fees, consist of the following (in thousands):

	Pawn	Consumer Loan	Total
December 31, 2012
Total customer loans	$103,181	$1,990	$105,171
Less allowance for doubtful accounts	—	(111)	(111)
	$103,181	$1,879	$105,060

December 31, 2011
Total customer loans	$73,287	$902	$74,189
Less allowance for doubtful accounts	—	(44)	(44)
	$73,287	$858	$74,145

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment used in continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2012	2011
Land	$10,481	$9,108
Buildings	12,386	10,705
Furniture, fixtures, equipment and leasehold improvements	154,155	125,173
	177,022	144,986
Less: accumulated depreciation	(83,718)	(71,535)
	$93,304	$73,451

Depreciation expense from continuing operations for the fiscal years ended December 31, 2012, 2011 and 2010, was $12,387,000, $10,761,000, and $10,229,000, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2012	2011
Deferred layaway sales revenue	$9,260	$6,583
Sales, property, and payroll withholding taxes payable	4,790	4,080
Accrued compensation	5,197	3,993
Trade accounts payable	2,511	3,325
Benefits liabilities and withholding payable	970	1,373
Reserves for expected losses on outstanding CSO letters of credit	733	831
Other accrued liabilities	4,477	5,444
	$27,938	$25,629

NOTE 9 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE

At December 31, 2012, the Company maintained a line of credit with five commercial lenders (“the Unsecured Credit Facility”) in the amount of $175,000,000, which matures in February 2015. At December 31, 2012, the Company had $102,500,000 outstanding under the Unsecured Credit Facility and $72,500,000 available for borrowings. The Unsecured Credit Facility charges interest at the prevailing LIBOR rate plus a fixed spread of 2.0%. The interest rate was 2.25% at December 31, 2012. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants, which include a fixed charge ratio, leverage ratio and maintain a defined level of tangible net worth. The Company’s Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restricts the Company from pledging any of its assets as collateral against other indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of December 31, 2012. The Company is required to pay an annual commitment fee of 0.375% on the average daily unused portion of the Unsecured Credit Facility commitment.

At December 31, 2012, the Company had notes payable arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $8,114,000 bearing interest at 4.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through September 2017. Of the $8,114,000 in notes payable, $1,583,000 is classified as a current liability and $6,531,000 is classified as long-term debt.

At December 31, 2012, the Company also had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $3,449,000 bearing interest at 3.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through January 2015. Of the $3,449,000 in notes payable, $1,629,000 is classified as a current liability and $1,820,000 is classified as long-term debt.

As of December 31, 2012, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2012 are as follows (in thousands):

Fiscal
2013	$3,212
2014	3,325
2015	104,356
2016	1,784
2017	1,386
Thereafter	—
$114,063

NOTE 10 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes	$122,611	$107,681	$79,932

Current income taxes:
Federal	$17,554	$16,698	$13,470
Foreign	19,748	17,304	12,606
State and local	962	749	710
	38,264	34,751	26,786
Deferred income taxes	3,242	2,407	1,844
Provision for income taxes	$41,506	$37,158	$28,630

The provision for income taxes related to discontinued operations was a $402,000 benefit, $4,792,000 expense and $2,680,000 expense for the years ended December 31, 2012, 2011 and 2010, respectively.

The principal current and non-current deferred tax assets and liabilities consist of the following at December 31, 2012, and 2011 (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Cumulative foreign translation adjustment	$3,447	$7,091
Interest accrual on pawn forfeits	1,365	931
Foreign tax credits	—	304
Other	495	852
Total deferred tax assets	5,307	9,178

Deferred tax liabilities:
Intangible asset amortization	15,823	13,855
Share-based compensation	1,101	97
Other	510	467
Total deferred tax liabilities	17,434	14,419

Net deferred tax liabilities	$(12,127)	$(5,241)

Reported as:
Current deferred tax assets	$1,148	$1,078
Non-current deferred income tax liabilities	(13,275)	(6,319)
Net deferred tax liabilities	$(12,127)	$(5,241)

The effective rate on income from continuing operations differs from the U.S. federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax at the U.S. federal statutory rate	$42,914	$37,688	$27,976
State income taxes, net of federal tax benefit of $337, $262 and $249, respectively	625	487	462
Additional foreign tax credit claimed from prior periods	(778)	—	—
Other taxes and adjustments, net	(1,255)	(1,017)	192
Provision for income taxes	$41,506	$37,158	$28,630

The Company reviews the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax liabilities that could arise would be classified as interest expense in the Consolidated Statements of Income. There were no such interest or penalties for the fiscal years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, and 2011, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties. The Company does not believe that its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company's U.S. federal income tax returns for the years ended December 31, 2006, 2007, and 2008 are currently being examined by the U.S. Internal Revenue Service. There have been no adjustments proposed. The Company's U.S. federal returns are not subject to examination for tax years prior to 2006. The Company's state income tax returns are not subject to examination for the tax years prior to 2009 with the exception of three states, which are not subject to examination for tax years prior to 2008. With respect to Mexico, the tax years prior to 2007 are closed to examination.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

Fiscal
2013	$31,839
2014	25,694
2015	19,535
2016	12,312
2017	5,646
Thereafter	11,739
$106,765

Rent expense from continuing operations under such leases was $33,594,000, $28,008,000, and $23,535,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Litigation

The Company is, from time to time, a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company's financial position, results of operations, or cash flows.

Guarantees

The Company offers a CSO Program to assist consumers in its Texas markets in obtaining extensions of credit. The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 35 days and bear interest at a rate of 10% on an annualized basis. The Independent Lender is considered a variable interest entity of the Company. The net loans outstanding represent less than 50% of the Independent Lender's total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it and is not the primary beneficiary and, therefore, does not consolidate the Independent Lender's results with its results.

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2012, was $17,464,000 and $16,564,000 at December 31, 2011. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability, which was immaterial at December 31, 2012, under the letters of credit in accrued liabilities. The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management's expectations of future losses. See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations” of Item 7.

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. As of December 31, 2012, the Company had forward sales commitments through June 2013 for 36,000 silver ounces and forward sales commitments through June 2013 for 6,000 gold ounces of its expected scrap jewelry sales. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company's balance sheet.

NOTE 12 - GOODWILL

The Company performed its assessment of goodwill and determined there was no impairment as of December 31, 2012, and 2011.

The accumulated amortization for goodwill was $8,079,000 at December 31, 2012, and 2011. Changes in the carrying value of goodwill were as follows (in thousands):

December 31, 2012
Balance, beginning of year	$69,695
Acquisitions (Note 4)	95,131
Foreign currency adjustments	1,603
Balance, end of year	$166,429

December 31, 2011
Balance, beginning of year	$67,895
Acquisitions (Note 4)	4,510
Foreign currency adjustments	(2,710)
Balance, end of year	$69,695

In association with the discontinued operations of certain consumer loan stores in fiscal 2012, goodwill in the amount of $700,000 was reclassified as an asset of discontinued operations.

NOTE 13 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION
The Company has previously adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. During 2011, the Company's shareholders approved the 2011 Long-Term Incentive Plan, which allows for additional equity grants. Under these plans, the Company has granted qualified and non-qualified common stock options and nonvested common stock awards to officers, directors and other key employees. At December 31, 2012, 1,054,000 shares were reserved for future grants under the plans.

Stock Options

Historically, common stock options have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option exercises.

Stock options outstanding as of December 31, 2012, are as follows (in thousands, except exercise price and life):

Range of				Weighted-Average	Currently
Exercise Prices			Options	Remaining Life	Exercisable
$10.00	-	$15.00	400	3.1	380
$15.01	-	$20.00	1,120	2.5	1,120
$20.01	-	$25.00	25	4.3	12
$35.01	-	$40.00	90	8.4	—
			1,635	3.0	1,512

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands, except exercise price):

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,109	$16.39	2,292	$14.63	3,567	$14.25
Granted	—	—	90	39.11	—	—
Exercised	(474)	9.06	(273)	9.08	(1,275)	13.57
Outstanding at end of year	1,635	18.51	2,109	16.39	2,292	14.63

Exercisable at end of year	1,512	17.35	1,950	15.48	2,180	15.27

At December 31, 2012, the aggregate intrinsic value for the stock options outstanding was $50,859,000, of which $48,808,000 was exercisable at the end of the year, with weighted-average remaining contractual terms of 3.0 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.

The total intrinsic value of options exercised for fiscal 2012, 2011 and 2010, was $16,878,000, $6,345,000 and $17,415,000, respectively. The intrinsic values are based on the closing price of the Company's stock on the date of exercise. The Company typically issues shares of common stock to satisfy option exercises.

There were no common stock options granted in fiscal 2012 and 2010. The common stock options granted in 2011 had a ten year life and vest annually during periods ranging from five to ten years from the date of grant. The fair value of option grants in 2011 were estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility was 40.0%; risk-free interest rate was 1.0%; expected terms of options was 7.25 years; and weighted-average fair value of options granted was $15.27.

Nonvested Common Stock Awards

The Company has granted nonvested common stock awards (also known as "restricted stock") to Company officers and to the non-management members of the Board of Directors under the Plans. The nonvested common stock awards are issued as common shares upon vesting. The 2012 awards included 50,000 shares with performance-based criteria with measurement periods beginning in 2012 through 2015 and 50,000 shares with performance-based criteria with measurement periods beginning in 2013 through 2016. The vesting performance criteria for awards with a measurement period beginning in 2012 relate to the Company's growth in net income from continuing operations compared to the 2011 base period. The vesting performance criteria for awards with a measurement period beginning in 2013 relate to the Company's growth in earnings per share from continuing operations compared to the 2012 base period. All other 2012 awards vest ratably over time through 2019. The 2011 awards included 50,000 shares with performance-based criteria with measurement periods beginning in 2011 through 2015. The vesting performance criteria for each year relate to the Company's growth in net income from continuing operations compared to the 2010 base period. All other 2011 awards vest ratably over time through 2018. The 2010 awards included 50,000 shares with performance-based criteria with measurement periods beginning in 2010 through 2014. The vesting performance criteria for each year relate to the Company's growth in net income from continuing operations compared to the 2009 base period. All other 2010 awards vest ratably over time through 2017. The grant date fair value of the nonvested awards is based on the Company's closing stock price on the day of the grant date, and the grant date fair value of performance award units is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The following table summarizes the nonvested common stock award activity during 2012, 2011 and 2010 (in thousands, except fair value amounts):

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
	Underlying	at Date	Underlying	at Date	Underlying	at Date
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	76	$30.74	33	$28.50	—	$—
Granted	108	43.45	59	31.59	63	28.50
Vested	(31)	33.04	(16)	29.26	(30)	28.50
Outstanding at end of year	153	39.24	76	30.74	33	28.50

Nonvested common stock awards vesting in 2012, 2011 and 2010 had an aggregate intrinsic value of $1,469,000, $578,000 and $930,000, respectively, based on the closing price of the Company's stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $7,602,000 at December 31, 2012.

Share-Based Compensation Expense

The Company's net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gross compensation costs:
Stock options	$134	$112	$91
Nonvested stock	1,166	630	915
Total gross compensation costs	1,300	742	1,006

Income tax benefits:
Stock options	(45)	(39)	(33)
Nonvested stock	(217)	(217)	(328)
Total income tax benefits	(262)	(256)	(361)

Net compensation expense	$1,038	$486	$645

Tax benefit realized from stock options exercised during the year	$5,841	$2,088	$6,154

As of December 31, 2012, the total compensation cost related to nonvested stock options not yet recognized was $840,000 and is expected to be recognized over the weighted-average period of 3.2 years. As of December 31, 2012, the total compensation cost related to nonvested common stock awards not yet recognized was $5,643,000 and is expected to be recognized over the weighted-average period of 2.2 years. There was no excess tax benefit over exercise price recorded as increases to additional paid-in capital in fiscal 2012, 2011 and 2010.

NOTE 14 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the “Plan”) is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $602,000, $525,000 and $494,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 15 - GEOGRAPHIC AREAS

The following table shows revenue, selected current assets and long-lived assets (all non-current assets except goodwill, intangibles and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
United States	$274,197	$237,209	$199,230
Mexico	321,749	281,135	222,224
	$595,946	$518,344	$421,454

Pawn loans and consumer loans:
United States	$56,189	$41,184	$35,358
Mexico	48,871	32,961	36,125
	$105,060	$74,145	$71,483

Inventories:
United States	$32,664	$23,745	$19,730
Mexico	32,681	20,667	27,676
	$65,345	$44,412	$47,406

Long-lived assets:
United States	$47,343	$40,018	$28,508
Mexico	48,452	35,383	31,745
	$95,795	$75,401	$60,253

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2012, and 2011, are set forth below. The Company's operations are subject to seasonal fluctuations. The amounts reported below have been adjusted to reflect reclassification of the discontinued operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Total revenue	$134,626	$132,385	$149,695	$179,240
Cost of revenue	56,565	57,557	63,757	79,405
Net revenue	78,061	74,828	85,938	99,835
Total expenses and other income	51,417	49,890	55,961	58,783
Income from continuing operations	17,452	16,333	19,636	27,684
Income (loss) from discontinued operations, net of tax	60	16	(747)	(75)
Net income	17,512	16,349	18,889	27,609
Diluted income per share:
Income from continuing operations, net of tax	0.57	0.56	0.67	0.93
Income (loss) from discontinued operations, net of tax	0.01	—	(0.03)	—
Net income	0.58	0.56	0.64	0.93
Diluted weighted average shares	30,353	29,404	29,430	29,666

2011
Total revenue	$120,373	$120,138	$132,852	$144,981
Cost of revenue	50,385	51,501	57,126	66,573
Net revenue	69,988	68,637	75,726	78,408
Total expenses and other income	45,563	45,285	47,642	46,588
Income from continuing operations	15,876	15,179	18,252	21,216
Income from discontinued operations, net of tax	6,680	159	181	239
Net income	22,556	15,338	18,433	21,455
Diluted income per share:
Income from continuing operations, net of tax	0.49	0.48	0.58	0.69
Income from discontinued operations, net of tax	0.21	—	0.01	0.01
Net income	0.70	0.48	0.59	0.70
Diluted weighted average shares	32,075	31,869	31,195	30,854