Form 10-Q
period 2013-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2013-05-08
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of May 6, 2013, there were 29,183,036 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$38,339	$30,449	$50,285
Pawn loan fees and service charges receivable	15,704	12,151	15,367
Pawn loans	104,636	80,996	103,181
Consumer loans, net	1,618	928	1,879
Inventories	64,771	47,106	65,345
Prepaid expenses and other current assets	7,150	3,451	4,225
Deferred tax assets	1,148	1,078	1,148
Total current assets	233,366	176,159	241,430

Property and equipment, net	97,006	83,061	93,304
Goodwill, net	168,842	111,844	166,429
Other non-current assets	6,518	4,761	6,529
Total assets	$505,732	$375,825	$507,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,240	$1,593	$3,212
Accounts payable and accrued liabilities	30,827	31,926	27,938
Income taxes payable	—	8,184	—
Total current liabilities	34,067	41,703	31,150

Revolving unsecured credit facility	52,000	18,000	102,500
Notes payable, net of current portion	7,531	3,047	8,351
Deferred income tax liabilities	17,155	10,885	13,275
Total liabilities	110,753	73,635	155,276

Stockholders' equity:
Preferred stock	—	—	—
Common stock	393	383	388
Additional paid-in capital	175,144	148,149	159,081
Retained earnings	434,146	351,035	413,882
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(709)	(5,906)	(6,940)
Common stock held in treasury, at cost	(213,995)	(191,471)	(213,995)
Total stockholders' equity	394,979	302,190	352,416
Total liabilities and stockholders' equity	$505,732	$375,825	$507,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Merchandise sales	$104,994	$86,896
Pawn loan fees	43,151	34,912
Consumer loan and credit services fees	12,473	12,516
Other revenue	221	302
Total revenue	160,839	134,626

Cost of revenue:
Cost of goods sold	66,543	54,309
Consumer loan and credit services loss provision	2,190	2,241
Other cost of revenue	24	15
Total cost of revenue	68,757	56,565

Net revenue	92,082	78,061

Expenses and other income:
Store operating expenses	43,476	36,089
Administrative expenses	13,113	12,306
Depreciation and amortization	3,625	3,026
Interest expense	719	77
Interest income	(147)	(81)
Total expenses and other income	60,786	51,417

Income from continuing operations before income taxes	31,296	26,644

Provision for income taxes	11,032	9,192

Income from continuing operations	20,264	17,452

Income from discontinued operations, net of tax	—	60
Net income	$20,264	$17,512

Basic income per share:
Income from continuing operations	$0.69	$0.59
Income from discontinued operations	—	—
Net income per basic share	$0.69	$0.59

Diluted income per share:
Income from continuing operations	$0.68	$0.57
Income from discontinued operations	—	0.01
Net income per diluted share	$0.68	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$20,264	$17,512
Other comprehensive income (loss):
Currency translation adjustment, gross	9,411	11,537
Tax expense	(3,180)	(3,980)
Comprehensive income	$26,495	$25,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416
Shares issued under share-based com-pensation plan	—	—	4	—	—	—	—	—	—	—
Exercise of stock options	—	—	532	5	8,417	—	—	—	—	8,422
Income tax benefit from exercise of stock options	—	—	—	—	7,218	—	—	—	—	7,218
Share-based compensation expense	—	—	—	—	428	—	—	—	—	428
Net income	—	—	—	—	—	20,264	—	—	—	20,264
Currency translation adjustment, net of tax	—	—	—	—	—	—	6,231	—	—	6,231
Repurchases of treasury stock	—	—	—	—	—	—	—	—	—	—
Balance at 3/31/2013	—	$—	39,332	$393	$175,144	$434,146	$(709)	9,700	$(213,995)	$394,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
Shares issued under share-based com-pensation plan	—	—	3	—	—	—	—	—	—	—
Exercise of stock options	—	—	15	—	48	—	—	—	—	48
Income tax benefit from exercise of stock options	—	—	—	—	127	—	—	—	—	127
Share-based compensation expense	—	—	—	—	325	—	—	—	—	325
Net income	—	—	—	—	—	17,512	—	—	—	17,512
Currency translation adjustment, net of tax	—	—	—	—	—	—	7,557	—	—	7,557
Repurchases of treasury stock	—	—	—	—	—	—	—	963	(38,751)	(38,751)
Balance at 3/31/2012	—	$—	38,309	$383	$148,149	$351,035	$(5,906)	9,163	$(191,471)	$302,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2013	2012
Cash flow from operating activities:
Net income	$20,264	$17,512
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	249	65
Share-based compensation expense	428	325
Depreciation and amortization expense	3,625	3,036
Deferred income taxes	700	585
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	62	(848)
Merchandise inventories	975	267
Prepaid expenses and other assets	(2,623)	6,470
Accounts payable and accrued expenses	2,110	3,462
Income taxes payable, current	(596)	(1,773)
Net cash flow provided by operating activities	25,194	29,101
Cash flow from investing activities:
Loan receivables, net of cash repayments	3,136	(1,832)
Purchases of property and equipment	(4,704)	(4,226)
Acquisitions of pawn stores, net of cash acquired	(1,468)	(43,866)
Net cash flow used in investing activities	(3,036)	(49,924)
Cash flow from financing activities:
Proceeds from line of credit	—	36,900
Payments of line of credit	(50,500)	(18,900)
Payments of notes payable	(792)	(260)
Purchases of treasury stock	—	(38,751)
Proceeds from exercise of share-based compensation awards	8,422	48
Income tax benefit from exercise of stock options and warrants	7,218	127
Net cash flow used in financing activities	(35,652)	(20,836)
Effect of exchange rates on cash	1,548	1,812
Change in cash and cash equivalents	(11,946)	(39,847)
Cash and cash equivalents at beginning of the period	50,285	70,296
Cash and cash equivalents at end of the period	$38,339	$30,449

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2012 annual report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013. The condensed consolidated financial statements as of March 31, 2013, and for the three month periods ended March 31, 2013, and 2012 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2013 presentation.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 require an entity to disclose the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other discourses required under GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$20,264	$17,452
Income from discontinued operations	—	60
Net income for calculating basic and diluted earnings per share	$20,264	$17,512

Denominator:
Weighted-average common shares for calculating basic earnings per share	29,313	29,580
Effect of dilutive securities:
Stock options, warrants and nonvested awards	642	773
Weighted-average common shares for calculating diluted earnings per share	29,955	30,353

Basic earnings per share:
Income from continuing operations	$0.69	$0.59
Income from discontinued operations	—	—
Net income per basic share	$0.69	$0.59

Diluted earnings per share:
Income from continuing operations	$0.68	$0.57
Income from discontinued operations	—	0.01
Net income per diluted share	$0.68	$0.58

Note 3 - Guarantees

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers, in Texas markets, in obtaining extensions of credit.  The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit.  The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of 10% on an annualized basis.  The Independent Lender is considered a variable interest entity of the Company.  The Company does not have any ownership interest in the Independent Lender, does not exercise control over it and is not the primary beneficiary and, therefore, does not consolidate the Independent Lender’s results with its results.

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit.  The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit.  Each letter of credit expires approximately 30 days after the due date of the extension of credit.  The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of March 31, 2013, was $12,832,000 compared to $12,727,000 at March 31, 2012. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision.  The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit.  The Company records the estimated fair value of the liability under the letters of credit, which was immaterial at March 31, 2013, in accrued liabilities.  The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.  See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 4 - Commitments and Contingencies

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. As of March 31, 2013, the Company had forward sales commitments through June 2013 for 18,000 silver ounces of its expected scrap jewelry sales at a price of $27 per ounce. As of March 31, 2013, the Company had forward sales commitments through June 2013 for 3,000 gold ounces of its expected scrap jewelry sales at a price of $1,714 per ounce. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

Note 5 - Revolving Credit Facility

At March 31, 2013, the Company maintained a line of credit with five commercial lenders (the "Unsecured Credit Facility") in the amount of $175,000,000, which matures in February 2015. At March 31, 2013, the Company had $52,000,000 outstanding under the Unsecured Credit Facility and $123,000,000 available for borrowings. During the three months ended March 31, 2013, the Company made net repayments of $50,500,000 on the Unsecured Credit Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Pawn operations accounted for approximately 92% of the Company’s revenue from continuing operations during the first three months of 2013. The Company’s pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company’s consumer loan and credit services revenue, which was approximately 8% of consolidated year-to-date revenue from continuing operations, was derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the CSO Program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

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

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended March 31, 2013, approximately 51% of total revenue was generated in Mexico and 49% from the United States.

As of March 31, 2013, the Company had 836 locations in twelve U.S. states and 24 states in Mexico, which represents a net store-count increase of 15% over the trailing twelve months. A total of 22 new store locations were added during the first quarter of 2013.

The following table details store openings for the three months ended March 31, 2013:

	Pawn Locations		Consumer Loan Locations (3)	Total Locations
	Large Format (1)	Small Format (2)
Domestic:
Total locations, beginning of period	184	27	65	276
Locations acquired	1	—	—	1
Total locations, end of period	185	27	65	277

International:
Total locations, beginning of period	485	19	34	538
New locations opened	21	—	—	21
Total locations, end of period	506	19	34	559

Total:
Total locations, beginning of period	669	46	99	814
New locations opened	21	—	—	21
Locations acquired	1	—	—	1
Total locations, end of period	691	46	99	836

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, appliances, tools, jewelry and other consumer hard goods. At March 31, 2013, 111 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At March 31, 2013, all of the Texas and Mexico small format pawn stores also offered consumer loans or credit services products.

(3)
The Company’s U.S. free-standing, small format consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. In addition to stores shown on this chart, First Cash is also an equal partner in Cash & Go, Ltd., a joint venture, which owns and operates 38 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company’s credit services operations also include an internet distribution channel for customers residing in the state of Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent accounting pronouncements have been reported in the Company’s 2012 annual report on Form 10-K.

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

Stores included in the same-store revenue calculations are those stores that were opened prior to the beginning of the prior-year comparative period and remained open through the end of the measurement period. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise stated, non-retail sales of scrap jewelry are included in same-store revenue calculations.

While the Company has had significant increases in revenue due to new store openings and acquisitions, the Company has also incurred increases in operating and administrative expenses attributable to the additional locations. Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, equipment, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collections operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2013, Compared To The Three Months Ended March 31, 2012

The following table details the components of revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar increased from 13.0 to 1 in the first quarter of 2012 to 12.7 to 1 in the first quarter of 2013. The end-of-period value of the Mexican peso to the U.S. dollar increased from 12.8 to 1 at March 31, 2012, to 12.4 to 1 at March 31, 2013. As a result of these currency exchange movements, revenue and net assets of Mexican operations translated into more U.S. dollars relative to the prior-year period. While the strengthening of the Mexican peso positively increased the translated dollar-value of revenue, the cost of sales and operating expenses were increased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream.

	Three Months Ended				Increase/(Decrease)
	March 31,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$33,712	$25,062	$8,650	35%	35%
Scrap jewelry sales	13,950	15,026	(1,076)	(7)%	(7)%
Pawn loan fees	18,839	14,539	4,300	30%	30%
Consumer loan and credit services fees	11,597	11,515	82	1%	1%
Other revenue	218	302	(84)	(28)%	(28)%
	78,316	66,444	11,872	18%	18%
International revenue:
Retail merchandise sales	48,058	37,582	10,476	28%	24%
Scrap jewelry sales	9,274	9,226	48	1%	1%
Pawn loan fees	24,312	20,373	3,939	19%	16%
Consumer loan and credit services fees	876	1,001	(125)	(12)%	(15)%
Other revenue	3	—	3	—%	—%
	82,523	68,182	14,341	21%	18%
Total revenue:
Retail merchandise sales	81,770	62,644	19,126	31%	28%
Scrap jewelry sales	23,224	24,252	(1,028)	(4)%	(4)%
Pawn loan fees	43,151	34,912	8,239	24%	22%
Consumer loan and credit services fees	12,473	12,516	(43)	—%	(1)%
Other revenue	221	302	(81)	(27)%	(27)%
	$160,839	$134,626	$26,213	19%	18%

Domestic revenue accounted for approximately 49% of the total revenue for the current quarter, while international revenue (from Mexico) accounted for 51% of total revenue.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of March 31, 2013, as compared to March 31, 2012 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at March 31,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$46,094	$34,295	$11,799	34%	34%
CSO credit extensions held by independent third-party (1)	11,184	10,898	286	3%	3%
Other consumer loans	838	46	792	1,722%	1,722%
	58,116	45,239	12,877	28%	28%
International:
Pawn loans	58,542	46,701	11,841	25%	21%
Other consumer loans	780	882	(102)	(12)%	(15)%
	59,322	47,583	11,739	25%	20%
Total:
Pawn loans	104,636	80,996	23,640	29%	26%
CSO credit extensions held by independent third-party (1)	11,184	10,898	286	3%	3%
Other consumer loans	1,618	928	690	74%	71%
	$117,438	$92,822	$24,616	27%	24%
Pawn inventories:
Domestic pawn inventories	$28,044	$19,676	$8,368	43%	43%
International pawn inventories	36,727	27,430	9,297	34%	29%
	$64,771	$47,106	$17,665	38%	35%

(1)   CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in quarter-over-quarter revenue of 18% (constant currency basis) was due primarily to revenue from new pawn stores. First quarter revenue generated by the stores opened or acquired since January 1, 2012, increased by $6,901,000 in Mexico and $16,890,000 in the United States, compared to the same quarter last year. Overall, same-store revenue grew (on a constant currency basis) by 1%. Excluding wholesale scrap jewelry sales, same-store revenue in pawn stores increased 12% in Mexico, 2% in the U.S. and 7% overall, on a constant currency basis. Same-store scrap revenue in pawn stores decreased 24% in total, with a 34% decrease in the U.S. and a 7% decrease in Mexico.

The increase in pawn loan fees was primarily the result of an increase in the average outstanding pawn receivables. Consolidated pawn receivables increased 29% as of March 31, 2013 (26% on a constant currency basis). In Mexico, pawn receivables increased 25% (21% on a constant currency basis), driven by 11% same-store receivable growth and the continued increase in store counts. Pawn receivables in the U.S. increased by 34% versus the prior year, primarily driven by store count growth.

The increase in store-based retail sales reflected new stores, maturation of existing stores and an increased mix of consumer hard good (primarily consumer electronics and power tools) inventories. Scrap jewelry sales decreased 4% compared to the prior year, which reflected a 4% decrease in the weighted-average selling price per ounce of scrap gold offset by a 1% increase in the quantity of scrap gold sold. The total volume of gold scrap jewelry sold in the first quarter of 2013 was approximately 12,000 ounces at an average cost of $1,487 per ounce and an average selling price of $1,650 per ounce.

Service fees from consumer loans and credit services transactions were flat compared to the first quarter of 2012. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which experienced a revenue decline of 5% during the first quarter of 2013. Payday loan-related products comprised 8% of total revenue for the first quarter of 2013.

The gross profit margin on total merchandise (retail and scrap) sales was 37% during the first quarter of 2013, compared to 38% in the same period in the prior year. The retail merchandise margin, which excludes scrap jewelry sales, was 41% during the first quarter of 2013, while the margin on wholesale scrap jewelry was 20%, compared to prior-year margins of 41% and 28%, respectively. The decrease in scrap margins reflected higher acquisition costs for gold. Pawn inventories increased from the prior year by 35% on a constant currency basis. The increase reflected a higher store count compared to the prior year and same-store inventory growth. At March 31, 2013, the Company’s pawn inventories, at cost, were composed of: 36% jewelry (primarily gold), 42% electronics and appliances, 9% tools and 13% other. At March 31, 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

The Company’s consumer loan and credit services loss provision was 18% of consumer loan and credit services fee revenue during the first quarter of 2013, which equaled the first quarter of 2012. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $540,000, or 4.6% of the gross loan balance at March 31, 2013, compared to $625,000, or 5.4% of the gross loan balance at March 31, 2012, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $94,000, or 5.5% of the gross loan balance at March 31, 2013, compared to $48,000, or 4.9% of the gross loan balance at March 31, 2012.

Store operating expenses of $43,476,000 during the first quarter of 2013 increased by 20% compared to $36,089,000 during the first quarter of 2012, primarily as a result of a 16% increase in the weighted-average store count and the increase in the value of the Mexican peso. As a percentage of revenue, store operating expenses were 27% in both 2013 and 2012.

The net store profit contribution from continuing operations for the current-year quarter was $45,596,000, which equates to a store-level operating margin of 28%, compared to 29% in the prior-year quarter.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 7% to $13,113,000 during the first quarter of 2013, compared to $12,306,000 during the first quarter of 2012, primarily due to the 16% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth. As a percentage of revenue, administrative expenses decreased from 9% in 2012 to 8% in 2013.

Interest expense increased to $719,000 in the first quarter of 2013, compared to $77,000 for the first quarter of 2012, reflecting increased borrowing levels under the existing credit facilities.

For the first quarter of 2013 and 2012, the Company’s effective federal income tax rates were 35.3% and 34.5%, respectively. The increase in the overall rate for 2013 relates primarily to the increased percentage of income being generated in U.S. states with higher tax rates, such as Colorado, Maryland and Kentucky.

Income from continuing operations increased 16% to $20,264,000 during the first quarter of 2013, compared to $17,452,000 during the first quarter of 2012. Net income was $20,264,000 during the first quarter of 2013, compared to $17,512,000 during the first quarter of 2012, which included the results of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, the Company’s primary sources of liquidity were $38,339,000 in cash and cash equivalents, $121,958,000 in customer loans, $64,771,000 in inventories and $123,000,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders (the “Unsecured Credit Facility”). The Company had working capital of $199,299,000 as of March 31, 2013, and total equity exceeded liabilities by a ratio of 3.6 to 1.

At March 31, 2013, the Company maintained a line of credit with five commercial lenders (the "Unsecured Credit Facility") in the amount of $175,000,000, which matures in February 2015. The Unsecured Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0%. At March 31, 2013, the Company had $52,000,000 outstanding under the Unsecured Credit Facility and $123,000,000 available for borrowings. The interest rate totaled 2.25% at March 31, 2013. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants, which include a fixed charge ratio, leverage ratio and maintain a defined level of tangible net worth. The Company's Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restricts the Company from pledging any of its assets as collateral against other indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of March 31, 2013, and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 0.375% on the average daily unused portion of the Unsecured Credit Facility commitment.

At March 31, 2013, the Company had notes payable arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $7,724,000 bearing interest at 4.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through September 2017. Of the $7,724,000 in notes payable, $1,599,000 is classified as a current liability and $6,125,000 is classified as long-term debt.

At March 31, 2013, the Company also had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $3,047,000 bearing interest at 3.0% per annum. The remaining balance is being paid in monthly payments of principal and interest scheduled through January 2015. Of the $3,047,000 in notes payable, $1,641,000 is classified as a current liability and $1,406,000 is classified as long-term debt.

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

	Three Months Ended
	March 31,
	2013	2012
Cash flow provided by operating activities	$25,194	$29,101
Cash flow used in investing activities	$(3,036)	$(49,924)
Cash flow used in financing activities	$(35,652)	$(20,836)

Working capital	$199,299	$134,456
Current ratio	6.9x	4.2x
Liabilities to equity ratio	28%	24%
Inventory turns (trailing twelve months ended March 31, 2013 and 2012, respectively)	4.1x	4.4x

Net cash provided by operating activities decreased $3,907,000, or 13%, from $29,101,000 for the three months ended March 31, 2012, to $25,194,000 for the three months ended March 31, 2013, primarily as a result of changes in operating assets and liabilities. The primary source of operating cash flows in both years was net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $1,468,000 in cash related to acquisitions in the first three months of 2013, compared to $43,866,000 in the prior-year period. As a result, net cash used in investing activities decreased $46,888,000 in the current period compared to the prior-year period.

Net cash used in financing activities increased $14,816,000 primarily due to the net repayment of $50,500,000 on the Unsecured Credit Facility during the first three months of 2013. In addition, the Company realized proceeds from the exercise of stock options and the related tax benefit of $15,640,000. During the first three months of 2012, the Company had net borrowings of $18,000,000 on the Unsecured Credit Facility and repurchased $38,751,000 of its common stock.

During the first three months of 2013, the Company opened 21 new pawn stores in Mexico and acquired one store in the United States. The purchase price of the U.S. store acquisition was $1,501,000 and was composed of $1,409,000 in cash paid at closing and an additional $92,000 payable to the seller in September 2013. The Company funded $4,704,000 in capital expenditures, primarily for new stores, during the first three months of 2013 and expects to fund capital expenditures at a similar quarterly rate or greater in the remainder of 2013. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows, proceeds and tax benefits from the exercise of stock options and the Unsecured Credit Facility. The Company’s cash flow and liquidity available to fund expansion in 2013 included net cash flow from operating activities of $25,194,000 for the three months ended March 31, 2013.
The Company intends to continue expansion primarily through new store openings. During 2013, the Company anticipates opening a total of approximately 75 to 85 pawnshops (primarily in Mexico), not including any potential acquisitions. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2013.

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

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. As of March 31, 2013, the Company had forward sales commitments through June 2013 for 18,000 silver ounces of its expected scrap jewelry sales at a price of $27 per ounce. As of March 31, 2013, the Company had forward sales commitments through June 2013 for 3,000 gold ounces of its expected scrap jewelry sales at a price of $1,714 per ounce. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet.

Non-GAAP Financial Information

The Company uses certain financial calculations, such as free cash flow, EBITDA from continuing operations and constant currency results, which are not considered measures of financial performance under United States generally accepted accounting principles ("GAAP"). Items excluded from the calculation of free cash flow, EBITDA from continuing operations and constant currency results are significant components in understanding and assessing the Company’s financial performance. Since free cash flow, EBITDA from continuing operations and constant currency results are not measures determined in accordance with GAAP and are thus susceptible to varying calculations, free cash flow, EBITDA from continuing operations and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies. Free cash flow, EBITDA from continuing operations and constant currency results should not be considered as alternatives to net income, cash flow provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s condensed consolidated financial statements as indicators of financial performance or liquidity. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures.

Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization

EBITDA from continuing operations is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of net income to EBITDA from continuing operations (unaudited, in thousands):

	Trailing Twelve Months Ended
	March 31,
	2013	2012
Net income	$83,111	$72,738
(Income) loss from discontinued operations, net of tax	806	(639)
Income from continuing operations	83,917	72,099
Adjustments:
Income taxes	43,346	37,801
Depreciation and amortization	13,548	11,354
Interest expense	2,130	186
Interest income	(282)	(260)
Earnings from continuing operations before interest, taxes, depreciation and amortization	$142,659	$121,180

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from the operating activities of continuing and discontinued operations reduced by purchases of property and equipment and net cash outflow from loan receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. The following table reconciles “net cash flow from operating activities” to “free cash flow” (unaudited, in thousands):

	Trailing Twelve Months Ended
	March 31,
	2013	2012
Cash flow from operating activities, including discontinued operations	$84,885	$84,386
Cash flow from investing activities:
Loan receivables	(12,357)	(7,591)
Purchases of property and equipment	(22,319)	(27,497)
Free cash flow	$50,209	$49,298

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 12.8 to 1 at March 31, 2012 was used, compared to the exchange rate of 12.4 to 1 at March 31, 2013. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended March 31, 2012, was 13.0 to 1, compared to the current quarter rate of 12.7 to 1.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, currency exchange rates and the impact thereof, completion of disposition transactions and expected gains or losses from the disposition of such operations, earnings from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, the ability to maintain banking relationships for treasury services, credit losses, changes in the market value of pawn collateral and merchandise inventories, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting consumer loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues, changes in demand for the Company’s services and products, changes in the Company’s ability to satisfy its debt obligations or to obtain new capital to finance growth, a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems, the implementation of new, or changes in the interpretation of existing accounting principles or financial reporting requirements, and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2012 annual report on Form 10-K. These risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

In both the United States and Mexico, governmental action to further restrict or even prohibit, in particular, pawn loans or small consumer loans, such as payday advances, and credit services products has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans, payday loans, consumer loans, credit services and the related service fees. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn or consumer loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2012 annual report on Form 10-K, Item 7A. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company’s exposure to market risks since December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2012 annual report on Form 10-K.

ITEM 1A.  RISK FACTORS

Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2012 annual report on Form 10-K. These factors are supplemented by those discussed under “Regulatory Developments” in Part I, Item 2 of this report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2012 annual report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2013, through March 31, 2013, the Company issued 532,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $15,640,000 (including income tax benefit) and 4,200 shares of nonvested stock became vested and were issued.

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

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of First Cash's outstanding common stock. During the three months ended March 31, 2013, the Company did not repurchase any shares of its common stock. From April 1, 2013, through May 6, 2013, the Company repurchased 450,000 shares of its common stock at an aggregate cost of $23,313,000 and an average price of $51.86 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

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
101 (1)
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on May 8, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013, March 31, 2012, and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013, and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013, and March 31, 2012, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013, and March 31, 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013, and March 31, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: May 8, 2013	FIRST CASH FINANCIAL SERVICES, INC.
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
101 (1)
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on May 8, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013, March 31, 2012, and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013, and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013, and March 31, 2012, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013, and March 31, 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013, and March 31, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
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