Form 10-Q
period 2013-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2013-07-25
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of July 23, 2013, there were 28,903,475 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report may contain forward-looking statements about the business, financial condition and prospects of the Company. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, currency exchange rates and the price of gold and the impacts thereof, earnings from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained in this quarterly report speak only as of the date of this statement, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include changes in regional, national or international economic conditions, changes in the inflation rate, changes in the unemployment rate, changes in consumer purchasing, borrowing and repayment behaviors, changes in credit markets, the ability to renew and/or extend the Company’s existing bank line of credit, the ability to maintain banking relationships for treasury services, credit losses, changes in the market value of pawn collateral and merchandise inventories, changes or increases in competition, the ability to locate, open and staff new stores, the availability or access to sources of inventory, inclement weather, the ability to successfully integrate acquisitions, the ability to hire and retain key management personnel, the ability to operate with limited regulation as a credit services organization, new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting consumer loan businesses, credit services organizations and pawn businesses (in both the United States and Mexico), changes in import/export regulations and tariffs or duties, changes in anti-money laundering and gun control regulations, unforeseen litigation, changes in interest rates, monetary inflation, changes in tax rates or policies, changes in gold prices, changes in energy prices, cost of funds, changes in foreign currency exchange rates, future business decisions, public health issues, changes in demand for the Company’s services and products, changes in the Company’s ability to satisfy its debt obligations or to obtain new capital to finance growth, a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems, the implementation of new, or changes in the interpretation of existing accounting principles or financial reporting requirements, and other uncertainties. These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2012 annual report on Form 10-K. These risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$32,706	$29,793	$50,285
Pawn loan fees and service charges receivable	16,511	13,159	15,367
Pawn loans	112,212	88,298	103,181
Consumer loans, net	1,504	2,035	1,879
Inventories	82,005	52,978	65,345
Prepaid expenses and other current assets	2,566	1,763	4,225
Deferred tax assets	1,148	1,078	1,148
Total current assets	248,652	189,104	241,430

Property and equipment, net	97,734	83,577	93,304
Goodwill, net	220,461	126,903	166,429
Other non-current assets	8,596	5,648	6,529
Total assets	$575,443	$405,232	$507,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,268	$1,605	$3,212
Accounts payable and accrued liabilities	31,759	30,126	27,938
Income taxes payable	506	440	—
Total current liabilities	35,533	32,171	31,150

Revolving unsecured credit facility	153,000	71,600	102,500
Notes payable, net of current portion	6,704	2,641	8,351
Deferred income tax liabilities	14,404	8,362	13,275
Total liabilities	209,641	114,774	155,276

Stockholders' equity:
Preferred stock	—	—	—
Common stock	393	383	388
Additional paid-in capital	175,555	148,474	159,081
Retained earnings	449,809	367,384	413,882
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(7,268)	(11,788)	(6,940)
Common stock held in treasury, at cost	(252,687)	(213,995)	(213,995)
Total stockholders' equity	365,802	290,458	352,416
Total liabilities and stockholders' equity	$575,443	$405,232	$507,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Retail merchandise sales	$83,900	$62,261	$165,670	$124,905
Pawn loan fees	43,052	33,932	86,203	68,844
Consumer loan and credit services fees	10,866	12,151	23,560	24,969
Wholesale scrap jewelry revenue	5,317	24,041	28,541	48,293
Total revenue	143,135	132,385	303,974	267,011

Cost of revenue:
Cost of retail merchandise sold	51,092	35,933	99,131	72,708
Consumer loan and credit services loss provision	2,693	2,982	4,907	5,238
Cost of wholesale scrap jewelry sold	4,600	18,642	23,104	36,176
Total cost of revenue	58,385	57,557	127,142	114,122

Net revenue	84,750	74,828	176,832	152,889

Expenses and other income:
Store operating expenses	44,000	35,025	87,476	71,114
Administrative expenses	12,662	11,612	25,775	23,918
Depreciation and amortization	3,733	3,113	7,358	6,139
Interest expense	633	176	1,352	253
Interest income	(51)	(36)	(198)	(117)
Total expenses and other income	60,977	49,890	121,763	101,307

Income from continuing operations before income taxes	23,773	24,938	55,069	51,582

Provision for income taxes	8,110	8,605	19,142	17,797

Income from continuing operations	15,663	16,333	35,927	33,785

Income from discontinued operations, net of tax	—	16	—	76
Net income	$15,663	$16,349	$35,927	$33,861

Basic income per share:
Income from continuing operations	$0.54	$0.57	$1.23	$1.16
Income from discontinued operations	—	—	—	—
Net income per basic share	$0.54	$0.57	$1.23	$1.16

Diluted income per share:
Income from continuing operations	$0.53	$0.56	$1.21	$1.13
Income from discontinued operations	—	—	—	—
Net income per diluted share	$0.53	$0.56	$1.21	$1.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$15,663	$16,349	$35,927	$33,861
Other comprehensive income (loss):
Currency translation adjustment, gross	(10,047)	(8,980)	(636)	2,557
Tax (expense) benefit	3,488	3,098	308	(882)
Comprehensive income	$9,104	$10,467	$35,599	$35,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416
Shares issued under share-based com-pensation plan	—	—	4	—	—	—	—	—	—	—
Exercise of stock options	—	—	532	5	8,417	—	—	—	—	8,422
Income tax benefit from exercise of stock options	—	—	—	—	7,218	—	—	—	—	7,218
Share-based compensation expense	—	—	—	—	839	—	—	—	—	839
Net income	—	—	—	—	—	35,927	—	—	—	35,927
Currency translation adjustment, net of tax	—	—	—	—	—	—	(328)	—	—	(328)
Repurchases of treasury stock	—	—	—	—	—	—	—	729	(38,692)	(38,692)
Balance at 6/30/2013	—	$—	39,332	$393	$175,555	$449,809	$(7,268)	10,429	$(252,687)	$365,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
Shares issued under share-based com-pensation plan	—	—	3	—	—	—	—	—	—	—
Exercise of stock options	—	—	15	—	48	—	—	—	—	48
Income tax benefit from exercise of stock options	—	—	—	—	127	—	—	—	—	127
Share-based compensation expense	—	—	—	—	650	—	—	—	—	650
Net income	—	—	—	—	—	33,861	—	—	—	33,861
Currency translation adjustment, net of tax	—	—	—	—	—	—	1,675	—	—	1,675
Repurchases of treasury stock	—	—	—	—	—	—	—	1,500	(61,275)	(61,275)
Balance at 6/30/2012	—	$—	38,309	$383	$148,474	$367,384	$(11,788)	9,700	$(213,995)	$290,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2013	2012
Cash flow from operating activities:
Net income	$35,927	$33,861
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	496	177
Share-based compensation expense	839	650
Depreciation and amortization expense	7,358	6,155
Deferred income taxes	1,437	1,160
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(1,193)	(1,726)
Merchandise inventories	(3,945)	(1,262)
Prepaid expenses and other assets	2,150	8,093
Accounts payable and accrued expenses	1,699	2,310
Income taxes payable, current	279	(9,681)
Net cash flow provided by operating activities	45,047	39,737
Cash flow from investing activities:
Loan receivables, net of cash repayments	(7,362)	(10,578)
Purchases of property and equipment	(10,374)	(9,751)
Acquisitions of pawn stores, net of cash acquired	(71,501)	(70,603)
Net cash flow used in investing activities	(89,237)	(90,932)
Cash flow from financing activities:
Proceeds from line of credit	116,600	137,600
Payments of line of credit	(66,100)	(66,000)
Payments of notes payable	(1,591)	(654)
Purchases of treasury stock	(38,692)	(61,275)
Proceeds from exercise of share-based compensation awards	8,422	48
Income tax benefit from exercise of stock options and warrants	7,218	127
Net cash flow provided by financing activities	25,857	9,846
Effect of exchange rates on cash	754	846
Change in cash and cash equivalents	(17,579)	(40,503)
Cash and cash equivalents at beginning of the period	50,285	70,296
Cash and cash equivalents at end of the period	$32,706	$29,793

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's December 31, 2012 annual report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013. The condensed consolidated financial statements as of June 30, 2013, and for the three and six month periods ended June 30, 2013, and 2012 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 require an entity to disclose the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

Note 2- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$15,663	$16,333	$35,927	$33,785
Income from discontinued operations	—	16	—	76
Net income for calculating basic and diluted earnings per share	$15,663	$16,349	$35,927	$33,861

Denominator:
Weighted-average common shares for calculating basic earnings per share	29,167	28,658	29,240	29,119
Effect of dilutive securities:
Stock options, warrants and nonvested awards	436	746	539	759
Weighted-average common shares for calculating diluted earnings per share	29,603	29,404	29,779	29,878

Basic earnings per share:
Income from continuing operations	$0.54	$0.57	$1.23	$1.16
Income from discontinued operations	—	—	—	—
Net income per basic share	$0.54	$0.57	$1.23	$1.16

Diluted earnings per share:
Income from continuing operations	$0.53	$0.56	$1.21	$1.13
Income from discontinued operations	—	—	—	—
Net income per diluted share	$0.53	$0.56	$1.21	$1.13

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in June 2013, the Company acquired from O'Pak Credit LP, Pro Pawn LP and Milar Credit LP (collectively "Valu + Pawn") the pawn loans, inventory, layaways and other operating assets and liabilities of 19 large format pawn stores located in Texas. The purchase price for the transaction was $69,967,000, net of cash acquired, and was composed of $68,967,000 in cash paid at closing and an additional $1,000,000 payable to the sellers in June 2014. The acquisition has been accounted for using the purchase method of accounting for both financial reporting and tax purposes. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition, which were comparable for financial and tax purposes. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $52,075,000, which is deductible for income tax purposes. For tax purposes, the goodwill and intangible assets are being amortized over the standard 15 years period. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Valu + Pawn. The estimated fair values of the assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets by year end. The assets, liabilities and results of operations of the locations were included in the Company’s consolidated results as of the acquisition date, June 25, 2013.

Additionally, during the six months ended June 30, 2013, three pawn stores located in three U.S. states were acquired in three separate acquisitions for an aggregate purchase price of $2,665,000, net of cash acquired, and composed of $2,475,000 in cash and payables to the sellers of $190,000. These acquisitions resulted in additional goodwill of approximately $1,632,000.

The preliminary allocations of the purchase prices for the Company's acquisitions during the six months ended June 30, 2013 (the "2013 acquisitions") are as follows (in thousands):

	Valu + Pawn	Other	Total
Pawn loans	$9,417	$364	$9,781
Inventory	5,053	498	5,551
Other current assets	1,071	43	1,114
Property and equipment	1,087	55	1,142
Goodwill	52,075	1,632	53,707
Intangible assets	2,190	120	2,310
Other non-current assets	73	4	77
Current liabilities	(999)	(51)	(1,050)
Purchase price	$69,967	$2,665	$72,632

During the six months ended June 30, 2013, revenue from the 2013 acquisitions since the acquisition dates was $1,115,000. The combined transaction and non-recurring integration costs of the 2013 acquisitions recorded during the six months ended June 30, 2013, were approximately $1,545,000. During the six months ended June 30, 2013, the net loss from the 2013 acquisitions since the acquisition dates (including acquisition and integration costs) was $912,000. The most significant acquisition during the year, Valu + Pawn, was completed on June 25, 2013, and as a result, there were limited revenues and operating profits during the period to offset the acquisition and integration costs. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if all the 2013 acquisitions had occurred on January 1, 2012. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisitions occurred on the date indicated or what may result in the future (in thousands, except per share data):

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue from continuing operations	$303,974	$329,230	$267,011	$291,750
Income from continuing operations	35,927	39,039	33,785	36,915
Net income	35,927	39,039	33,861	36,991
Income from continuing operations per share:
Basic	$1.23	$1.34	$1.16	$1.27
Diluted	1.21	1.31	1.13	1.24
Net income per share:
Basic	$1.23	$1.34	$1.16	$1.27
Diluted	1.21	1.31	1.13	1.24

Note 4 - Guarantees

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers in Texas markets in obtaining extensions of credit.  The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit.  The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of 10% on an annualized basis.  The Independent Lender is considered a variable interest entity of the Company.  The Company does not have any ownership interest in the Independent Lender, does not exercise control over it and is not the primary beneficiary and, therefore, does not consolidate the Independent Lender’s results with its results.

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit.  The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit.  Each letter of credit expires approximately 30 days after the due date of the extension of credit.  The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of June 30, 2013, was $13,637,000 compared to $15,233,000 at June 30, 2012. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision.  The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit.  The Company records the estimated fair value of the liability under the letters of credit, which was immaterial at June 30, 2013, in accrued liabilities.  The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.  See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 5 - Commitments and Contingencies

Forward Sales Commitments

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet. As of June 30, 2013, the Company had no forward sales commitments for gold and no sales commitments for silver ounces of its expected scrap jewelry sales.

Note 6 - Revolving Credit Facility

At June 30, 2013, the Company maintained a line of credit with five commercial lenders (the "Unsecured Credit Facility") in the amount of $175,000,000, which matures in February 2015. At June 30, 2013, the Company had $153,000,000 outstanding under the Unsecured Credit Facility and $22,000,000 available for borrowings. The Unsecured Credit Facility charges interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0%. The interest rate on amounts outstanding under the Unsecured Credit Facility was 2.25% at June 30, 2013. During the six months ended June 30, 2013, the Company received net proceeds of $50,500,000 from the Unsecured Credit Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2012. References in this quarterly report on Form 10-Q to “year-to-date” refer to the six-month period from January 1, 2013 to June 30, 2013.

GENERAL

The Company is a leading operator of retail-based pawn and consumer finance stores in the United States and Mexico. The Company's primary business is the operation of pawn stores, which engage in retail sales, purchasing of secondhand goods and consumer finance activities. The Company's pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company's pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as jewelry, consumer electronics, tools, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company's pawn stores offer consumer loans or credit services products. The Company's strategy is to focus on growing its retail-based pawn operations in the United States and Mexico.

The Company operates a significantly smaller number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. The product mix in these stores varies by market.

During the six months ended June 30, 2013, the Company acquired 22 pawn stores, including 19 stores located in Texas in a single transaction. For more information on the Company's acquisitions during the six months ended June 30, 2013, see Note 3 (Acquisitions) to the unaudited condensed consolidated financial statements included in this quarterly report.

Pawn operations accounted for approximately 92% of the Company’s revenue from continuing operations during the first six months of 2013. The Company’s pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company’s consumer loan and credit services revenue, which was approximately 8% of consolidated year-to-date revenue from continuing operations, was derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the Company's credit services organization ("CSO") program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the credit loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

The Company's business is subject to seasonal variations, and operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in late December in Mexico, which is associated with statutory Christmas bonuses received by customers, and in the first quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended June 30, 2013, approximately 60% of total revenue was generated from Mexico and 40% from the United States. Year-to-date, 55% of revenue was generated from Mexico and 45% from the United States.

As of June 30, 2013, the Company had 867 locations in 12 U.S. states and 25 states in Mexico, which represents a net store-count increase of 12% over the trailing twelve months. A total of 33 new store locations were added during the second quarter of 2013 and 55 have been added year-to-date.

The following table details store openings for the three months ended June 30, 2013:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	185	27	65	277
New locations opened	2	—	—	2
Locations acquired	21	—	—	21
Locations closed or consolidated	—	—	(1)	(1)
Total locations, end of period	208	27	64	299

International:
Total locations, beginning of period	506	19	34	559
New locations opened	10	—	—	10
Locations closed or consolidated	—	(1)	—	(1)
Total locations, end of period	516	18	34	568

Total:
Total locations, beginning of period	691	46	99	836
New locations opened	12	—	—	12
Locations acquired	21	—	—	21
Locations closed or consolidated	—	(1)	(1)	(2)
Total locations, end of period	724	45	98	867

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, appliances, tools, jewelry and other consumer hard goods. At June 30, 2013, 113 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At June 30, 2013, all but one of the small format pawn stores also offered consumer loans or credit services products.

(3)
The Company’s U.S. free-standing, small format consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. In addition to stores shown on this chart, the Company is also an equal partner in Cash & Go, Ltd., a joint venture, which owns and operates 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company’s credit services operations also include an internet distribution channel for customers residing in the state of Texas.

The following table details store openings for the six months ended June 30, 2013:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	184	27	65	276
New locations opened	2	—	—	2
Locations acquired	22	—	—	22
Locations closed or consolidated	—	—	(1)	(1)
Total locations, end of period	208	27	64	299

International:
Total locations, beginning of period	485	19	34	538
New locations opened	31	—	—	31
Locations closed or consolidated	—	(1)	—	(1)
Total locations, end of period	516	18	34	568

Total:
Total locations, beginning of period	669	46	99	814
New locations opened	33	—	—	33
Locations acquired	22	—	—	22
Locations closed or consolidated	—	(1)	(1)	(2)
Total locations, end of period	724	45	98	867

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, appliances, tools, jewelry and other consumer hard goods. At June 30, 2013, 113 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At June 30, 2013, all but one of the small format pawn stores also offered consumer loans or credit services products.

(3)
The Company’s U.S. free-standing, small format consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. In addition to stores shown on this chart, the Company is also an equal partner in Cash & Go, Ltd., a joint venture, which owns and operates 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company’s credit services operations also include an internet distribution channel for customers in the state of Texas.

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

The Company’s management reviews and analyzes certain operating results in Mexico on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Amounts presented on a constant currency basis will be denoted as such. See "Non-GAAP Financial Information” for additional discussion of constant currency operating results.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2013, Compared To The Three Months Ended June 30, 2012

The following table details the components of the Company's revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar increased 8%, from 13.5 to 1 in the second quarter of 2012 to 12.5 to 1 in the second quarter of 2013. The end-of-period value of the Mexican peso to the U.S. dollar increased 5%, from 13.7 to 1 at June 30, 2012, to 13.0 to 1 at June 30, 2013. As a result of these currency exchange movements, revenue and net assets of Mexican operations translated into more U.S. dollars relative to the prior-year period. While the strengthening of the Mexican peso positively increased the translated dollar-value of assets and revenue, the cost of sales and operating expenses increased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream.

	Three Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$29,094	$21,200	$7,894	37%	37%
Pawn loan fees	17,209	13,108	4,101	31%	31%
Consumer loan and credit services fees	9,958	11,202	(1,244)	(11)%	(11)%
Wholesale scrap jewelry revenue	1,556	11,740	(10,184)	(87)%	(87)%
	57,817	57,250	567	1%	1%
International revenue:
Retail merchandise sales	54,806	41,061	13,745	33%	23%
Pawn loan fees	25,843	20,824	5,019	24%	14%
Consumer loan and credit services fees	908	949	(41)	(4)%	(12)%
Wholesale scrap jewelry revenue	3,761	12,301	(8,540)	(69)%	(69)%
	85,318	75,135	10,183	14%	5%
Total revenue:
Retail merchandise sales	83,900	62,261	21,639	35%	28%
Pawn loan fees	43,052	33,932	9,120	27%	21%
Consumer loan and credit services fees	10,866	12,151	(1,285)	(11)%	(11)%
Wholesale scrap jewelry revenue	5,317	24,041	(18,724)	(78)%	(78)%
	$143,135	$132,385	$10,750	8%	3%

Domestic revenue accounted for approximately 40% of the total revenue for the current quarter, while international revenue (from Mexico) accounted for 60% of total revenue.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of June 30, 2013, as compared to June 30, 2012 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate. For more information on the Company's CSO program, see Note 4 (Guarantees) to the Company's condensed consolidated financial statements included in this quarterly report on Form 10-Q.

					Increase/(Decrease)
	Balance at June 30,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$58,887	$42,596	$16,291	38%	38%
CSO credit extensions held by independent third-party (1)	11,882	13,170	(1,288)	(10)%	(10)%
Other consumer loans	769	1,242	(473)	(38)%	(38)%
	71,538	57,008	14,530	25%	25%
International:
Pawn loans	53,325	45,702	7,623	17%	11%
Other consumer loans	735	793	(58)	(7)%	(12)%
	54,060	46,495	7,565	16%	11%
Total:
Pawn loans	112,212	88,298	23,914	27%	24%
CSO credit extensions held by independent third-party (1)	11,882	13,170	(1,288)	(10)%	(10)%
Other consumer loans	1,504	2,035	(531)	(26)%	(28)%
	$125,598	$103,503	$22,095	21%	19%
Pawn inventories:
Domestic pawn inventories	$38,534	$24,415	$14,119	58%	58%
International pawn inventories	43,471	28,563	14,908	52%	45%
	$82,005	$52,978	$29,027	55%	51%

(1)   CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in quarter-over-quarter revenue of 3% (constant currency basis) was due primarily to additional retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Second quarter revenue generated by the stores opened or acquired since April 1, 2012, increased by $5,409,000 in Mexico and $11,061,000 in the United States, compared to the same quarter last year. Excluding wholesale scrap jewelry sales, same-store revenue in pawn stores increased 12% in Mexico, 4% in the U.S. and 9% overall, on a constant currency basis. Same-store wholesale scrap jewelry revenue decreased 81% in total, 90% in the U.S. and 72% in Mexico, reflecting significantly lower gold prices and the Company's decision to hold a significant portion of its second quarter scrap gold production in inventory rather than selling it at market prices during the quarter. Subsequent to June 30, 2013, the Company sold 6,100 ounces of the held gold inventory as described below.

The increase in pawn loan fees was primarily the result of an increase in the average outstanding pawn receivables. Consolidated pawn receivables increased 27% as of June 30, 2013 (24% on a constant currency basis), primarily from store additions and growth in same-store receivables, compared to June 30, 2012. In Mexico, pawn receivables increased 17% (11% on a constant currency basis), and in the U.S., increased by 38% versus the prior-year period. Consolidated same-store pawn receivables grew 4% (1% on a constant currency basis). While U.S. same-store pawn receivables declined 2%, same-store receivables increased 9% in Mexico (4% on a constant currency basis). Pawn receivables collateralized with hard good (non-jewelry) items increased 19% in Mexico (constant currency basis), while growth in pawn receivables collateralized with jewelry in both the U.S. and Mexico was dampened somewhat by adjustments to the loan to value ratios reflecting the decline in gold prices.

The increase in store-based retail sales reflected new store contributions, maturation of existing stores and an increased mix of consumer hard good (primarily consumer electronics, appliances and power tools) inventories, especially in Mexico. Revenue from wholesale scrap jewelry operations in the second quarter decreased 78% compared to the same period last year and reflects the Company's decision to hold a significant portion of its scrap jewelry in inventory rather than selling at market prices during the quarter. The volume of scrap jewelry acquired (including sold and unsold) decreased 25%, reflecting the continued decline in demand for gold buying services. The average selling price for the 2,100 ounces of gold liquidated during the quarter was $1,561 per ounce, which generated a scrap gross profit margin of 13%. Scrap jewelry profits accounted for only 1% of net revenue (gross profit) for the second quarter, compared to 7% in the second quarter of the prior year. The average market price of gold for the second quarter of 2013 decreased 12% compared to the second quarter of 2012, while the ending price at June 30, 2013, decreased 25% compared to June 30, 2012. The Company's exposure to gold price risk is described in detail in the Company's 2012 annual report on Form 10-K, Item 1A.

Service fees from consumer loans and credit services transactions for the second quarter of 2013 decreased 11% compared to the second quarter of 2012. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which experienced a revenue decline of 16% during the second quarter of 2013. The Company attributes much of the decrease to increased competition from online and other store-front lenders, such as installment and title loan providers, in the Texas markets. Payday loan-related products comprised 8% of total revenue for the second quarter of 2013.

The gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 39% during the second quarter of 2013, while the margin on wholesale scrap jewelry was 13%, compared to margins of 42% on retail merchandise sales and 22% on wholesale scrap jewelry for the second quarter of 2012. The slight decline in retail margins relates primarily to the continued shift in the Company's retail product mix toward lower margin hard good items and away from jewelry, resulting from the overall growth of the hard good business, especially in Mexico, and lower average retail margin in certain of the recently acquired U.S. pawn store chains.

Pawn inventories increased from the prior year by 51% on a constant currency basis from June 30, 2012 to June 30, 2013. Ending inventories included approximately 7,700 ounces of melted gold derived from scrap jewelry at a cost of $9,276,000. Excluding this amount, inventories totaled $72,729,000 at June 30, 2013, up 37% from June 30, 2012, and consistent with the growth in pawn loans receivable. At June 30, 2013, the Company’s pawn inventories, at cost, were composed of: 29% jewelry (primarily gold jewelry held for retail sale), 39% electronics and appliances, 7% tools, 12% melted scrap gold (held for sale), and 13% other. At June 30, 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year. Subsequent to June 30, 2013, the Company sold 6,100 ounces of the melted scrap gold inventories at an average price of $1,305 per ounce. The remaining melted scrap gold inventories could become subject to impairment if gold prices fall below $1,200 per ounce. Additionally, retail jewelry inventories and pawn loans collateralized with gold could potentially be subject to impairment if there is a further significant decline in the price of gold.

The Company’s consumer loan and credit services loss provision was 25% of consumer loan and credit services fee revenue during the second quarter of 2013, which was the same for the second quarter of 2012. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $572,000, or 4.6% of the gross loan balance at June 30, 2013, compared to $716,000, or 5.2% of the gross loan balance at June 30, 2012, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $87,000, or 5.5% of the gross loan balance at June 30, 2013, compared to $107,000, or 5.0% of the gross loan balance at June 30, 2012.

Store operating expenses increased by 26% to $44,000,000 during the second quarter of 2013 compared to $35,025,000 during the second quarter of 2012, primarily as a result of a 13% increase in the weighted-average store count, which included a number of large, mature U.S. stores added through acquisitions, and an 8% increase in the value of the Mexican peso. Same-store expenses increased 2% on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the current-year quarter was $37,623,000, which equates to a store-level operating margin of 26%, compared to 28% in the prior-year quarter.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 9% to $12,662,000 during the second quarter of 2013, compared to $11,612,000 during the second quarter of 2012, primarily due to the 13% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth. As a percentage of revenue, administrative expenses were 9% in both the second quarter of 2012 and 2013.

Interest expense increased to $633,000 in the second quarter of 2013, compared to $176,000 for the second quarter of 2012, reflecting increased borrowing levels under the existing credit facilities.

For the second quarter of 2013 and 2012, the Company’s effective federal income tax rates were 34.1% and 34.5%, respectively.

Income from continuing operations decreased 4% to $15,663,000 during the second quarter of 2013, compared to $16,333,000 during the second quarter of 2012. Net income was $15,663,000 during the second quarter of 2013, compared to $16,349,000 during the second quarter of 2012, which included the results of discontinued operations.

Six Months Ended June 30, 2013, Compared To The Six Months Ended June 30, 2012

The following table details the components of the Company's revenue for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar increased 5%, from 13.3 to 1 in the first six months of 2012 to 12.6 to 1 in the first six months of 2013. The end-of-period value of the Mexican peso to the U.S. dollar increased 5%, from 13.7 to 1 at June 30, 2012, to 13.0 to 1 at June 30, 2013. As a result of these currency exchange movements, revenue and net assets of Mexican operations translated into more U.S. dollars relative to the prior-year period. While the strengthening of the Mexican peso positively increased the translated dollar-value of assets and revenue, the cost of sales and operating expenses increased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream.

	Six Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$62,806	$46,262	$16,544	36%	36%
Pawn loan fees	36,048	27,647	8,401	30%	30%
Consumer loan and credit services fees	21,773	23,019	(1,246)	(5)%	(5)%
Wholesale scrap jewelry revenue	15,506	26,766	(11,260)	(42)%	(42)%
	136,133	123,694	12,439	10%	10%
International revenue:
Retail merchandise sales	102,864	78,643	24,221	31%	24%
Pawn loan fees	50,155	41,197	8,958	22%	15%
Consumer loan and credit services fees	1,787	1,950	(163)	(8)%	(13)%
Wholesale scrap jewelry revenue	13,035	21,527	(8,492)	(39)%	(39)%
	167,841	143,317	24,524	17%	11%
Total revenue:
Retail merchandise sales	165,670	124,905	40,765	33%	28%
Pawn loan fees	86,203	68,844	17,359	25%	21%
Consumer loan and credit services fees	23,560	24,969	(1,409)	(6)%	(6)%
Wholesale scrap jewelry revenue	28,541	48,293	(19,752)	(41)%	(41)%
	$303,974	$267,011	$36,963	14%	11%

Domestic revenue accounted for approximately 45% of the total revenue for the six months ended June 30, 2013, while international revenue (from Mexico) accounted for 55% of total revenue.

Store Operations

The overall increase in year-to-date revenue of 11% (constant currency basis) compared to the prior-year period was due primarily to additional retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired since January 1, 2012, increased by $14,063,000 in Mexico and $27,974,000 in the United States, compared to the same period last year.  Excluding wholesale scrap jewelry sales, same-store revenue in pawn stores increased 11% in Mexico, 3% in the U.S. and 8% overall, on a constant currency basis. Same-store wholesale scrap jewelry revenue decreased 52% in total, 58% in the U.S. and 44% in Mexico, reflecting significantly lower gold prices and the Company's decision to hold a significant portion of its second quarter scrap gold production in inventory rather than selling it at market prices during the second quarter of 2013. Subsequent to June 30, 2013, the Company sold 6,100 ounces of the held gold inventory as described below.

The increase in pawn loan fees was primarily the result of an increase in the average outstanding pawn receivables. Consolidated pawn receivables increased 27% as of June 30, 2013 (24% on a constant currency basis), primarily from store additions and growth in same-store receivables, compared to June 30, 2012. In Mexico, pawn receivables increased 17% (11% on a constant currency basis), and in the U.S., increased by 38% versus the prior-year period. Consolidated same-store pawn receivables grew 4% (1% on a constant currency basis). While U.S. same-store pawn receivables declined 2%, same-store receivables increased 9% in Mexico (4% on a constant currency basis). Pawn receivables collateralized with hard good (non-jewelry) items increased 19% in Mexico (constant currency basis), while growth in pawn receivables collateralized with jewelery in both the U.S. and Mexico was dampened somewhat by adjustments to the loan to value ratios reflecting the decline in gold prices.

The increase in store-based retail sales reflected new store contributions, maturation of existing stores and an increased mix of consumer hard good (primarily consumer electronics, appliances and power tools) inventories, especially in Mexico. Revenue from wholesale scrap jewelry operations in the first six months of 2013 decreased 41% compared to the same period last year and reflects the Company's decision to hold a significant portion of its scrap jewelry in inventory rather than selling at market prices during the second quarter. The volume of scrap jewelry acquired (including sold and unsold) decreased 12%, reflecting the continued decline in demand for gold buying services. The average selling price for the 14,500 ounces of gold liquidated during the first six months of 2013 was $1,637 per ounce, which generated a scrap gross profit margin of 19%. Scrap jewelry profits accounted for only 3% of net revenue (gross profit) for the first six months of 2013, compared to 8% in the comparable prior-year period. The average market price of gold for the first six months of 2013 decreased 8%, compared to the first six months of 2012, while the ending price at June 30, 2013, decreased 25% compared to June 30, 2012. The Company's exposure to gold price risk is described in detail in the Company's 2012 annual report on Form 10-K, Item 1A.

Service fees from consumer loans and credit services transactions for the first six months of 2013 decreased 6%, compared to the first six months of 2012. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which experienced a revenue decline of 10% during the first six months of 2013. The Company attributes much of the decrease to increased competition from online and other store-front lenders such as installment and title loan providers, in the Texas markets. Payday loan-related products comprised 8% of total revenue for the first six months of 2013.

The gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 40% during the first six months of 2013, while the margin on wholesale scrap jewelry was 19%, compared to margins of 42% on retail merchandise sales and 25% on wholesale scrap jewelry for the first six months of 2012. The slight decline in retail margins relates primarily to the continued shift in the Company's retail product mix toward lower margin hard good items and away from jewelry, resulting from the overall growth of the hard good business, especially in Mexico.

Pawn inventories increased from the prior year by 51% on a constant currency basis from June 30, 2012 to June 30, 2013. Ending inventories included approximately 7,700 ounces of melted gold derived from scrap jewelry at a cost of $9,276,000. Excluding this amount, inventories totaled $72,729,000 at June 30, 2013, up 37% from June 30, 2012 and consistent with the growth in pawn loans receivable. At June 30, 2013, the Company’s pawn inventories, at cost, were composed of: 29% jewelry (primarily gold jewelry held for retail sale), 39% electronics and appliances, 7% tools, 12% melted scrap gold (held for sale), and 13% other. At June 30, 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year. Subsequent to June 30, 2013, the Company sold 6,100 ounces of the melted scrap gold inventories at an average price of $1,305 per ounce. The remaining melted scrap gold inventories could become subject to impairment if gold prices fall below $1,200 per ounce. Additionally, retail jewelry inventories and pawn loans collateralized with gold could potentially be subject to impairment if there is a further significant decline in the price of gold.

The Company’s consumer loan and credit services loss provision was 21% of consumer loan and credit services fee revenue during the first six months of 2013, which was the same for the first six months of 2012. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $572,000, or 4.6% of the gross loan balance at June 30, 2013, compared to $716,000, or 5.2% of the gross loan balance at June 30, 2012, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $87,000, or 5.5% of the gross loan balance at June 30, 2013, compared to $107,000, or 5.0% of the gross loan balance at June 30, 2012.

Store operating expenses increased by 23% to $87,476,000 during the first six months of 2013 compared to $71,114,000 during the first six months of 2012, primarily as a result of the 14% increase in the weighted-average store count, which included a number of large, mature U.S. stores added through acquisitions and a 5% increase in the value of the Mexican peso. Same-store expenses were flat on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the first six months of 2013 was $83,219,000, which equates to a store-level operating margin of 27%, compared to 29% in the prior year.

Administrative Expenses, Interest, Taxes & Income

Administrative expenses increased 8% to $25,775,000 during the first six months of 2013, compared to $23,918,000 during the first six months of 2012, primarily due to the 14% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expense required for such growth. As a percentage of revenue, administrative expenses decreased from 9% in the first six months 2012 to 8% in the first six months 2013.

Interest expense increased to $1,352,000 in the first six months of 2013, compared to $253,000 for the first six months of 2012, reflecting increased borrowing levels under the existing credit facilities.

For the first six months of 2013 and 2012, the Company’s effective federal income tax rates were 34.8% and 34.5%, respectively. The increase in the overall rate for 2013 relates primarily to the increased percentage of income being generated in U.S. states with higher tax rates, such as Colorado, Maryland and Kentucky.

Income from continuing operations increased 6% to $35,927,000 during the first six months of 2013, compared to $33,785,000 during the first six months of 2012. Net income was $35,927,000 during the first six months of 2013, compared to $33,861,000 during the first six months of 2012, which included the results of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, the Company’s primary sources of liquidity were $32,706,000 in cash and cash equivalents, $130,227,000 in customer loans, $82,005,000 in inventories and $22,000,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders. The Company had working capital of $213,119,000 as of June 30, 2013, and total equity exceeded liabilities by a ratio of 1.7 to 1.

At June 30, 2013, the Company maintained a line of credit with five commercial lenders (the "Unsecured Credit Facility") in the amount of $175,000,000, which matures in February 2015. The Unsecured Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0%. At June 30, 2013, the Company had $153,000,000 outstanding under the Unsecured Credit Facility and $22,000,000 available for borrowings. The interest rate on amounts outstanding under the Unsecured Credit Facility was 2.25% at June 30, 2013. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants, which include a fixed charge ratio, leverage ratio and maintain a defined level of tangible net worth. The Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restricts the Company from pledging any of its assets as collateral against other indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of June 30, 2013, and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 0.375% on the average daily unused portion of the Unsecured Credit Facility commitment.

At June 30, 2013, the Company had notes payable arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $7,331,000 bearing interest at 4.0% per annum. The remaining balance is paid in monthly payments of principal and interest scheduled through September 2017. Of the $7,331,000 in notes payable, $1,615,000 is classified as a current liability and $5,716,000 is classified as long-term debt.

At June 30, 2013, the Company had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $2,641,000 bearing interest at 3.0% per annum. The remaining balance is paid in monthly payments of principal and interest scheduled through January 2015. Of the $2,641,000 in notes payable, $1,653,000 is classified as a current liability and $988,000 is classified as long-term debt.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store fronts, customer loan balances and inventories. In addition to these factors, merchandise sales, inventory levels and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes that cash flows from operations, available cash balances and the Unsecured Credit Facility will be sufficient to fund the Company’s current operating liquidity needs. Regulatory developments affecting the Company’s consumer lending products may also impact profitability and liquidity; such developments are discussed in greater detail in the section entitled “Regulatory Developments.”  The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, in thousands):

	Six Months Ended
	June 30,
	2013	2012
Cash flow provided by operating activities	$45,047	$39,737
Cash flow used in investing activities	$(89,237)	$(90,932)
Cash flow provided by financing activities	$25,857	$9,846

Working capital	$213,119	$156,933
Current ratio	7.0x	5.9x
Liabilities to equity ratio	57%	40%
Inventory turns (trailing twelve months ended June 30, 2013 and 2012, respectively)	3.7x	4.5x

Net cash provided by operating activities increased $5,310,000, or 13%, from $39,737,000 for the six months ended June 30, 2012, to $45,047,000 for the six months ended June 30, 2013, primarily as a result of increased net income and changes in operating assets and liabilities. The primary source of operating cash flows in both years was net income from operations.

Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $71,501,000 in cash related to acquisitions in the first six months of 2013, compared to $70,603,000 in the prior-year period. The Company paid $7,238,000 to fund pawn loans in the first six months of 2013, compared to $10,445,000 in the prior-year period. As a result, net cash used in investing activities decreased $1,695,000 in the current period compared to the prior-year period.

Net cash provided by financing activities increased $16,011,000, compared to the prior six-month period. While proceeds from the Unsecured Credit Facility decreased $21,000,000, the Company repurchased less of its common stock ($38,692,000 during the first six months of 2013 compared to $61,275,000 of repurchases in the prior-year period), and realized proceeds from the exercise of stock options and the related tax benefit of $15,640,000.

During the first six months of 2013, the Company opened 31 new pawn stores in Mexico. The Company also opened two new pawn stores and acquired 22 pawn stores in the United States. The purchase price of the June 2013 19-store U.S. acquisition was $69,967,000 and was composed of $68,967,000 in cash paid at closing and an additional $1,000,000 payable in June 2014. In addition, during the first six months of 2013, there were three additional stores acquired in three separate acquisitions. The aggregate purchase price of these other U.S. acquisitions, net of cash acquired, was $2,665,000 and was paid in a combination of cash and payables to the sellers of $190,000. The Company funded $10,374,000 in capital expenditures, primarily for new stores, during the first six months of 2013 and expects to fund capital expenditures at a similar quarterly rate or greater in the remainder of 2013. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows, proceeds and tax benefits from the exercise of stock options and the Unsecured Credit Facility. The Company’s cash flow and liquidity available to fund expansion in 2013 included net cash flow from operating activities of $45,047,000 for the six months ended June 30, 2013.

The Company intends to continue expansion primarily through new store openings. During 2013, the Company anticipates opening a total of approximately 85 to 95 pawnshops (primarily in Mexico). Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for fiscal 2013.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no contractual commitments for materially significant future acquisitions or other capital commitments. The Company will evaluate potential acquisitions, if any, based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet. As of June 30, 2013, the Company had no forward sales commitments for gold or silver ounces of its expected scrap jewelry sales.

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During the six months ended June 30, 2013, the Company repurchased 729,000 shares of its common stock at an aggregate cost of $38,692,000 and an average price of $53.07 per share and 771,000 shares remain available for repurchase under the repurchase program.

Non-GAAP Financial Information

The Company uses certain financial calculations, such as free cash flow, EBITDA from continuing operations and constant currency results, which are not considered measures of financial performance under United States generally accepted accounting principles ("GAAP"). Items excluded from the calculation of free cash flow, EBITDA from continuing operations and constant currency results are significant components in understanding and assessing the Company’s financial performance. Since free cash flow, EBITDA from continuing operations and constant currency results are not measures determined in accordance with GAAP and are thus susceptible to varying calculations, free cash flow, EBITDA from continuing operations and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies. Free cash flow, EBITDA from continuing operations and constant currency results should not be considered as alternatives to net income, cash flow provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s condensed consolidated financial statements as indicators of financial performance or liquidity. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, GAAP financial measures.

Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization

EBITDA from continuing operations is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of net income to EBITDA from continuing operations (unaudited, in thousands):

	Trailing Twelve Months Ended
	June 30,
	2013	2012
Net income	$82,425	$73,749
(Income) loss from discontinued operations, net of tax	822	(496)
Income from continuing operations	83,247	73,253
Adjustments:
Income taxes	42,851	38,233
Depreciation and amortization	14,168	11,657
Interest expense	2,587	322
Interest income	(297)	(230)
Earnings from continuing operations before interest, taxes, depreciation and amortization	$142,556	$123,235

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

	Trailing Twelve Months Ended
	June 30,
	2013	2012
Cash flow from operating activities, including discontinued operations	$94,102	$84,693
Cash flow from investing activities:
Loan receivables	(14,109)	(5,620)
Purchases of property and equipment	(22,464)	(23,720)
Free cash flow	$57,529	$55,353

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 13.7 to 1 at June 30, 2012 was used, compared to the exchange rate of 13.0 to 1 at June 30, 2013. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended June 30, 2012, was 13.5 to 1, compared to the current quarter rate of 12.5 to 1.  The average exchange rate for the prior-year six-month period ended June 30, 2012, was 13.3 to 1, compared to the current year-to-date rate of 12.6 to 1.

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, credit services, consumer loan and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions, the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to federal, state and local regulations relating to the reporting and recording of firearm pawns, purchases and sales of merchandise and certain currency transactions.

In both the United States and Mexico, governmental action to further restrict or even prohibit pawn loans and transactions or small consumer loans, such as payday advances, and credit services products, has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation has been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans and related transactions, payday loans, consumer loans, credit services and the related service fees. In addition, regulatory authorities in various levels of government have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn loans and related transactions or consumer loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could outlaw or inhibit the ability of the Company to profitably offer pawn loans, consumer loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the acquisition, sale, exportation or importation of pawn merchandise, any of which could cause a significant, adverse effect on the Company's future results. If legislative or regulatory actions that had negative effects on the pawn, consumer loan or credit services industries were taken at a federal, state or local jurisdiction level in the United States or Mexico, where the Company has a significant number of stores, those actions could have a materially adverse effect on the Company’s lending, credit services and retail buy/sell activities. There can be no assurance that additional federal, state or local legislation in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, which could have a materially adverse impact on the Company's operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2013, through June 30, 2013, the Company issued 532,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $15,640,000 (including income tax benefit) and 4,200 shares of nonvested stock became vested and were issued.

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

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During the six months ended June 30, 2013, the Company repurchased 729,000 shares of its common stock at an aggregate cost of $38,692,000 and an average price of $53.07 per share. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the first six months of 2013:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2013	—	$—	—	1,500,000
February 1 through February 28, 2013	—	—	—	1,500,000
March 1 through March 31, 2013	—	—	—	1,500,000
April 1 through April 30, 2013	354,537	51.90	354,537	1,145,463
May 1 through May 31, 2013	374,596	54.17	374,596	770,867
June 1 through June 30, 2013	—	—	—	770,867
Total	729,133	$53.07	729,133

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On July 23, 2013, the Company amended the employment agreements with Rick L. Wessel and R. Douglas Orr, both of whom are executive officers of the Company, to extend their employment agreement through December 31, 2018, and December 31, 2016, respectively. These amended employment agreements are attached hereto in Item 6, Exhibits 10.2 through 10.3.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Asset Purchase Agreement - O'Pak Credit LP, Pro Pawn LP and Milar Credit LP	8-K	0-19133	10.1	6/28/2013
10.2	Amendment No. 2 to First Amended and Restated Employment Agreement - Rick L. Wessel *					X
10.3	Amendment No. 1 to Employment Agreement - R. Douglas Orr *					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, filed with the SEC on July 25, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013, June 30, 2012, and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013, and June 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013, and June 30, 2012, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013, and June 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, and June 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
X

*	Indicates management contract or compensatory plan, contract or agreement.

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

Dated: July 25, 2013	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Asset Purchase Agreement - O'Pak Credit LP, Pro Pawn LP and Milar Credit LP	8-K	0-19133	10.1	6/28/2013
10.2	Amendment No. 2 to First Amended and Restated Employment Agreement - Rick L. Wessel *					X
10.3	Amendment No. 1 to Employment Agreement - R. Douglas Orr *					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, filed with the SEC on July 25, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013, June 30, 2012, and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013, and June 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013, and June 30, 2012, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013, and June 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, and June 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
X

*	Indicates management contract or compensatory plan, contract or agreement.

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