Form 10-Q
period 2013-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2013-10-25
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of October 21, 2013, there were 28,904,475 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. (the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, expected benefits and related expenses from tax restructuring activities, currency exchange rates and the price of gold and the impacts thereof, earnings and related transaction expenses from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by some of the statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

•	changes in regional, national or international economic conditions, including inflation rates, unemployment rates, energy prices, etc.;

•	changes in consumer demand, including purchasing, borrowing and repayment behaviors;

•	changes in pawn forfeiture rates and credit loss provisions;

•	changes in the market value of pawn collateral and merchandise inventories, including gold prices and the value of consumer electronics;

•	changes or increases in competition;

•	the ability to locate, open and staff new stores and successfully integrate acquisitions;

•	the availability or access to sources of used merchandise inventory;

•	changes in credit markets, interest rates and the ability to establish, renew and/or extend the Company’s debt financing;

•	the ability to maintain banking relationships for treasury services;

•	the ability to hire and retain key management personnel;

•
new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting pawn businesses, consumer loan businesses and credit services organizations (in both the United States and Mexico);

•	risks and uncertainties related to foreign operations in Mexico;

•	changes in import/export regulations and tariffs or duties;

•	changes in anti-money laundering and gun control regulations;

•	unforeseen litigation;

•	changes in tax rates or policies in the U.S. and Mexico;

•	changes in foreign currency exchange rates;

•	inclement weather, including natural disasters, and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in, the interpretation of existing accounting principles or financial reporting requirements;

•	future business decisions; and

•	other uncertainties.

These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2012 annual report on Form 10-K. These risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$30,539	$25,744	$50,285
Pawn loan fees and service charges receivable	17,835	15,888	15,367
Pawn loans	121,187	107,714	103,181
Consumer loans, net	1,375	2,027	1,879
Inventories	82,569	65,692	65,345
Prepaid expenses and other current assets	4,618	11,363	4,225
Deferred tax assets	3,348	1,078	1,148
Total current assets	261,471	229,506	241,430

Property and equipment, net	102,029	89,621	93,304
Goodwill, net	230,520	162,675	166,429
Other non-current assets	8,634	6,418	6,529
Total assets	$602,654	$488,220	$507,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,297	$3,184	$3,212
Accounts payable and accrued liabilities	35,446	35,707	27,938
Income taxes payable	9,718	—	—
Total current liabilities	48,461	38,891	31,150

Revolving unsecured credit facility	152,500	111,000	102,500
Notes payable, net of current portion	5,868	9,165	8,351
Deferred income tax liabilities	8,313	12,278	13,275
Total liabilities	215,142	171,334	155,276

Stockholders' equity:
Preferred stock	—	—	—
Common stock	393	383	388
Additional paid-in capital	176,018	149,606	159,081
Retained earnings	472,950	386,273	413,882
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(9,162)	(5,381)	(6,940)
Common stock held in treasury, at cost	(252,687)	(213,995)	(213,995)
Total stockholders' equity	387,512	316,886	352,416
Total liabilities and stockholders' equity	$602,654	$488,220	$507,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Retail merchandise sales	$89,772	$69,938	$255,442	$194,843
Pawn loan fees	47,455	39,768	133,658	108,612
Consumer loan and credit services fees	11,726	13,921	35,286	38,890
Wholesale scrap jewelry revenue	25,234	26,068	53,775	74,361
Total revenue	174,187	149,695	478,161	416,706

Cost of revenue:
Cost of retail merchandise sold	53,546	40,187	152,677	112,895
Consumer loan and credit services loss provision	3,694	4,429	8,601	9,667
Cost of wholesale scrap jewelry sold	22,394	19,141	45,498	55,317
Total cost of revenue	79,634	63,757	206,776	177,879

Net revenue	94,553	85,938	271,385	238,827

Expenses and other income:
Store operating expenses	47,302	39,889	134,778	111,003
Administrative expenses	12,738	12,330	38,513	36,248
Depreciation and amortization	3,988	3,328	11,346	9,467
Interest expense	1,122	444	2,474	697
Interest income	(69)	(30)	(267)	(147)
Total expenses and other income	65,081	55,961	186,844	157,268

Income from continuing operations before income taxes	29,472	29,977	84,541	81,559

Provision for income taxes	6,331	10,341	25,473	28,138

Income from continuing operations	23,141	19,636	59,068	53,421

Loss from discontinued operations, net of tax	—	(747)	—	(671)
Net income	$23,141	$18,889	$59,068	$52,750

Basic income per share:
Income from continuing operations	$0.80	$0.69	$2.03	$1.85
Loss from discontinued operations	—	(0.03)	—	(0.03)
Net income per basic share	$0.80	$0.66	$2.03	$1.82

Diluted income per share:
Income from continuing operations	$0.79	$0.67	$1.99	$1.80
Loss from discontinued operations	—	(0.03)	—	(0.03)
Net income per diluted share	$0.79	$0.64	$1.99	$1.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$23,141	$18,889	$59,068	$52,750
Other comprehensive income (loss):
Currency translation adjustment, gross	(1,996)	9,782	(2,632)	12,339
Tax (expense) benefit	102	(3,375)	410	(4,257)
Comprehensive income	$21,247	$25,296	$56,846	$60,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416
Shares issued under share-based com-pensation plan	—	—	4	—	—	—	—	—	—	—
Exercise of stock options	—	—	533	5	8,437	—	—	—	—	8,442
Income tax benefit from exercise of stock options	—	—	—	—	7,232	—	—	—	—	7,232
Share-based compensation expense	—	—	—	—	1,268	—	—	—	—	1,268
Net income	—	—	—	—	—	59,068	—	—	—	59,068
Currency translation adjustment, net of tax	—	—	—	—	—	—	(2,222)	—	—	(2,222)
Repurchases of treasury stock	—	—	—	—	—	—	—	729	(38,692)	(38,692)
Balance at 9/30/2013	—	$—	39,333	$393	$176,018	$472,950	$(9,162)	10,429	$(252,687)	$387,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
Shares issued under share-based com-pensation plan	—	—	3	—	—	—	—	—	—	—
Exercise of stock options	—	—	47	—	506	—	—	—	—	506
Income tax benefit from exercise of stock options	—	—	—	—	476	—	—	—	—	476
Share-based compensation expense	—	—	—	—	975	—	—	—	—	975
Net income	—	—	—	—	—	52,750	—	—	—	52,750
Currency translation adjustment, net of tax	—	—	—	—	—	—	8,082	—	—	8,082
Repurchases of treasury stock	—	—	—	—	—	—	—	1,500	(61,275)	(61,275)
Balance at 9/30/2012	—	$—	38,341	$383	$149,606	$386,273	$(5,381)	9,700	$(213,995)	$316,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2013	2012
Cash flow from operating activities:
Net income	$59,068	$52,750
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	808	536
Share-based compensation expense	1,268	975
Depreciation and amortization expense	11,346	9,486
Deferred income taxes	(6,947)	1,702
Loss on disposition of consumer loan stores	—	633
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(2,623)	(3,642)
Merchandise inventories	(4,047)	(4,418)
Prepaid expenses and other assets	35	(671)
Accounts payable and accrued expenses	5,590	6,642
Income taxes payable, current	9,521	(9,517)
Net cash flow provided by operating activities	74,019	54,476
Cash flow from investing activities:
Loan receivables, net of cash repayments	(16,640)	(25,705)
Purchases of property and equipment	(17,945)	(16,240)
Acquisitions of pawn stores, net of cash acquired	(84,353)	(108,027)
Net cash flow used in investing activities	(118,938)	(149,972)
Cash flow from financing activities:
Borrowings from revolving credit facility	121,900	183,100
Repayments of revolving credit facility	(71,900)	(72,100)
Repayments of notes payable	(2,398)	(1,051)
Purchases of treasury stock	(38,692)	(61,275)
Proceeds from exercise of share-based compensation awards	8,442	506
Income tax benefit from exercise of stock options and warrants	7,232	476
Net cash flow provided by financing activities	24,584	49,656
Effect of exchange rates on cash	589	1,288
Change in cash and cash equivalents	(19,746)	(44,552)
Cash and cash equivalents at beginning of the period	50,285	70,296
Cash and cash equivalents at end of the period	$30,539	$25,744

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's annual report for the year ended December 31, 2012, on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013. The condensed consolidated financial statements as of September 30, 2013, and for the three and nine month periods ended September 30, 2013, and 2012 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The functional currency for the Company’s Mexican subsidiaries is the Mexican peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the three-month and year-to-date periods.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$23,141	$19,636	$59,068	$53,421
Loss from discontinued operations	—	(747)	—	(671)
Net income for calculating basic and diluted earnings per share	$23,141	$18,889	$59,068	$52,750

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,904	28,616	29,128	28,951
Effect of dilutive securities:
Stock options, warrants and nonvested awards	449	814	509	778
Weighted-average common shares for calculating diluted earnings per share	29,353	29,430	29,637	29,729

Basic earnings per share:
Income from continuing operations	$0.80	$0.69	$2.03	$1.85
Loss from discontinued operations	—	(0.03)	—	(0.03)
Net income per basic share	$0.80	$0.66	$2.03	$1.82

Diluted earnings per share:
Income from continuing operations	$0.79	$0.67	$1.99	$1.80
Loss from discontinued operations	—	(0.03)	—	(0.03)
Net income per diluted share	$0.79	$0.64	$1.99	$1.77

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in September 2013, the Company acquired from Baja Unlimited, LLC and its subsidiaries, the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of eight large format pawn stores located in the Cabo/La Paz markets in Baja California Sur, Mexico. The purchase price for the all-cash transaction was $12,350,000, net of cash acquired, plus a nominal residual payment to be determined based on certain post-closing adjustments. The acquisition has been accounted for using the purchase method of accounting for both financial reporting and tax purposes. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition, which were comparable for financial and tax purposes. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $9,955,000, which is not deductible for foreign income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Baja Unlimited, LLC. The estimated fair values of the assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets by year end. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, September 30, 2013.

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in June 2013, the Company acquired from O'Pak Credit LP, Pro Pawn LP and Milar Credit LP (collectively "Valu + Pawn") the pawn loans, inventory, layaways and other operating assets and liabilities of 19 large format pawn stores located in Texas. The purchase price for the transaction was $69,967,000, net of cash acquired, and was composed of $68,967,000 in cash paid at closing and an additional $1,000,000 payable to the sellers in June 2014. The acquisition has been accounted for using the purchase method of accounting for both financial reporting and tax purposes. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition, which were comparable for financial and tax purposes. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $52,334,000, which is deductible for U.S. income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Valu + Pawn. For tax purposes, the goodwill and intangible assets are being amortized over the statutory period of 15 years. The estimated fair values of the assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets by year end. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, June 25, 2013.

Additionally, during the nine months ended September 30, 2013, three pawn stores located in three U.S. states were acquired in three separate acquisitions for an aggregate purchase price of $2,750,000, net of cash acquired, and was composed of $2,677,000 in cash and payables to the sellers of $73,000. These acquisitions resulted in additional goodwill of approximately $1,685,000.

The preliminary allocations of the purchase prices for the Company's acquisitions during the nine months ended September 30, 2013 (the "2013 acquisitions") are as follows (in thousands):

	Valu + Pawn	Baja Unlimited, LLC	Other	Total
Pawn loans	$9,361	$824	$353	$10,538
Inventory	5,024	583	532	6,139
Other current assets	1,071	34	43	1,148
Property and equipment	1,002	939	55	1,996
Goodwill	52,334	9,955	1,685	63,974
Intangible assets	2,190	300	130	2,620
Other non-current assets	73	6	4	83
Current liabilities	(1,088)	(291)	(52)	(1,431)
Purchase price	$69,967	$12,350	$2,750	$85,067

During the nine months ended September 30, 2013, revenue from the 2013 acquisitions since the acquisition dates was $12,966,000. The combined transaction and non-recurring integration costs of the 2013 acquisitions recorded during the nine months ended September 30, 2013, were approximately $1,615,000. During the nine months ended September 30, 2013, the net earnings from the 2013 acquisitions since the acquisition dates (including acquisition and integration costs) were $774,000.

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

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue from continuing operations	$478,161	$506,920	$416,706	$456,909
Income from continuing operations	59,068	62,506	53,421	58,227
Net income	59,068	62,506	52,750	57,556
Income from continuing operations per share:
Basic	$2.03	$2.15	$1.85	$2.01
Diluted	1.99	2.11	1.80	1.96
Net income per share:
Basic	$2.03	$2.15	$1.82	$1.99
Diluted	1.99	2.11	1.77	1.94

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

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of September 30, 2013, was $14,821,000 compared to $16,191,000 at September 30, 2012. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit, which was $619,000 at September 30, 2013, in accrued liabilities. The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. See additional discussion of the loss provision and related allowances and accruals in the section titled “Results of Continuing Operations.”

Note 5 - Revolving Credit Facility

On September 30, 2013, the Company entered into an agreement to amend its existing revolving credit facility with five commercial lenders (as amended, the “Unsecured Credit Facility”). The amount of the Unsecured Credit Facility was increased from $175,000,000 to $205,000,000 and the amount of permitted acquisition investments over the previous twelve-month period was increased from 10% to 20% of the Company’s consolidated tangible net worth and included an additional allowance for permitted acquisition investments of up to $60,000,000 during the period beginning September 30, 2013, and ending December 31, 2013. The Unsecured Credit Facility continues to bear interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in February 2015. The interest rate on amounts outstanding under the Unsecured Credit Facility was 2.19% at September 30, 2013. At September 30, 2013, the Company had $152,500,000 outstanding under the Unsecured Credit Facility and $52,500,000 available for borrowings. During the nine months ended September 30, 2013, the Company received net proceeds of $50,000,000 from the Unsecured Credit Facility.

Note 6 - Income Taxes

In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company's intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Under current U.S. income tax law, the undistributed earnings of the foreign subsidiaries will no longer be subject to U.S. federal income tax beginning in July 2013. The Company recognized an estimated non-recurring net income tax benefit of approximately $3,273,000 in the third quarter of 2013 related primarily to changes in deferred tax assets and liabilities, net of certain non-recurring U.S. tax liabilities associated with the terminated election.

The principal current and non-current deferred tax assets and liabilities consist of the following at September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Deferred tax assets:
Depreciation	$3,953	$—
Cumulative foreign translation adjustment	3,857	3,447
Deferred cost of goods sold deduction	1,233	—
Interest accrual on forfeited pawn loans	1,029	1,365
Other	2,980	495
Total deferred tax assets	13,052	5,307

Deferred tax liabilities:
Intangible asset amortization	16,593	15,823
Share-based compensation	932	1,101
Other	492	510
Total deferred tax liabilities	18,017	17,434

Net deferred tax liabilities	$(4,965)	$(12,127)

The net deferred tax liability is classified as follows:
Current deferred tax assets	$3,348	$1,148
Non-current deferred income tax liabilities	(8,313)	(13,275)
Net deferred tax liabilities	$(4,965)	$(12,127)

Note 7 - Discontinued Operations

The Company’s strategy has been to grow its pawn operations while reducing regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to city ordinances enacted during 2012 in these cities, which significantly restricted the Company's ability to provide credit services products. The Company recorded a loss on disposal of $633,000, net of tax, or $0.03 per share, from these stores during the nine months ended September 30, 2012. The after-tax operating results from operations for these Texas stores were immaterial during the nine months ended September 30, 2012.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at September 30, 2012, were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2012. References in this quarterly report on Form 10-Q to “year-to-date” refer to the nine-month period from January 1, 2013, to September 30, 2013.

GENERAL

The Company is a leading operator of retail-based pawn and consumer finance stores in the United States and Mexico. The Company's primary business is the operation of pawn stores, which engage in retail sales, purchasing of secondhand goods and consumer finance activities. The Company's pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company's pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as jewelry, consumer electronics, tools, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company's pawn stores offer consumer loans or credit services products. The Company's strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and acquisition opportunities as they arise.

Pawn operations accounted for approximately 93% of the Company’s revenue from continuing operations during the nine months ended September 30, 2013. The Company’s pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

During the nine months ended September 30, 2013, the Company acquired 30 pawn stores, including 19 stores located in Texas in a single transaction. For more information on the Company's acquisitions during the nine months ended September 30, 2013, see Note 3 (Acquisitions) to the unaudited condensed consolidated financial statements included in this quarterly report.

The Company also operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. The product mix in these stores varies by market. The Company considers the consumer loan and credit services products generated through these locations to be non-core/non-growth revenue streams.

Consumer loan and credit services revenue, which was approximately 7% of consolidated year-to-date revenue from continuing operations, was derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the Company's credit services organization ("CSO") program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. For an additional discussion of the credit loss provision and related allowances and accruals, see “Results of Continuing Operations.”

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

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended September 30, 2013, approximately 52% of total revenue was generated from Mexico and 48% from the United States. Year-to-date, 54% of revenue was generated from Mexico and 46% from the United States.

As of September 30, 2013, the Company had 888 store locations in 12 U.S. states and 26 states in Mexico, which represents a net store-count increase of 10% over the trailing twelve months. A total of 28 new store locations were added during the third quarter of 2013 and 83 have been added year-to-date.

The following table details store openings for the three months ended September 30, 2013:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	208	27	64	299
New locations opened	2	—	—	2
Locations closed or consolidated	—	—	(1)	(1)
Total locations, end of period	210	27	63	300

International:
Total locations, beginning of period	516	18	34	568
New locations opened	18	—	—	18
Locations acquired	8	—	—	8
Locations closed or consolidated (4)	—	(1)	(5)	(6)
Total locations, end of period	542	17	29	588

Total:
Total locations, beginning of period	724	45	98	867
New locations opened	20	—	—	20
Locations acquired	8	—	—	8
Locations closed or consolidated	—	(1)	(6)	(7)
Total locations, end of period	752	44	92	888

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, appliances, tools, jewelry and other consumer hard goods. At September 30, 2013, 115 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At September 30, 2013, all but one of the small format pawn stores also offered consumer loans or credit services products.

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

(4)	The operations of the consumer loan locations were consolidated with adjacent or nearby large format pawn locations.

The following table details store openings for the nine months ended September 30, 2013:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	184	27	65	276
New locations opened	4	—	—	4
Locations acquired	22	—	—	22
Locations closed or consolidated	—	—	(2)	(2)
Total locations, end of period	210	27	63	300

International:
Total locations, beginning of period	485	19	34	538
New locations opened	49	—	—	49
Locations acquired	8	—	—	8
Locations closed or consolidated (4)	—	(2)	(5)	(7)
Total locations, end of period	542	17	29	588

Total:
Total locations, beginning of period	669	46	99	814
New locations opened	53	—	—	53
Locations acquired	30	—	—	30
Locations closed or consolidated	—	(2)	(7)	(9)
Total locations, end of period	752	44	92	888

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including electronics, appliances, tools, jewelry and other consumer hard goods. At September 30, 2013, 115 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral. At September 30, 2013, all but one of the small format pawn stores also offered consumer loans or credit services products.

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

(4)	The operations of the consumer loan locations were consolidated with adjacent or nearby large format pawn locations.

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

The Company has significant operations in Mexico, where the functional currency for the Company’s Mexican subsidiaries is the Mexican peso. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the three-month and year-to-date periods.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2013, Compared To The Three Months Ended September 30, 2012

The following table details the components of the Company's revenue for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar increased 2%, from 13.2 to 1 in the third quarter of 2012 to 12.9 to 1 in the third quarter of 2013. The end-of-period value of the Mexican peso to the U.S. dollar decreased 2%, from 12.9 to 1 at September 30, 2012, to 13.1 to 1 at September 30, 2013. As a result of these currency exchange movements, revenue of Mexican operations translated into more U.S. dollars relative to the prior-year period, while net assets of Mexican operations translated into fewer U.S. dollars relative to the prior period. While the strengthening of the Mexican peso positively increased the translated dollar-value of revenue, the cost of sales and operating expenses increased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream.

	Three Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$36,134	$25,801	$10,333	40%	40%
Pawn loan fees	21,241	16,747	4,494	27%	27%
Consumer loan and credit services fees	10,894	12,989	(2,095)	(16)%	(16)%
Wholesale scrap jewelry revenue	15,344	13,822	1,522	11%	11%
	83,613	69,359	14,254	21%	21%
International revenue:
Retail merchandise sales	53,638	44,137	9,501	22%	19%
Pawn loan fees	26,214	23,021	3,193	14%	12%
Consumer loan and credit services fees	832	932	(100)	(11)%	(13)%
Wholesale scrap jewelry revenue	9,890	12,246	(2,356)	(19)%	(19)%
	90,574	80,336	10,238	13%	11%
Total revenue:
Retail merchandise sales	89,772	69,938	19,834	28%	27%
Pawn loan fees	47,455	39,768	7,687	19%	18%
Consumer loan and credit services fees	11,726	13,921	(2,195)	(16)%	(16)%
Wholesale scrap jewelry revenue	25,234	26,068	(834)	(3)%	(3)%
	$174,187	$149,695	$24,492	16%	15%

Domestic revenue accounted for approximately 48% of the total revenue for the current quarter, while international revenue (from Mexico) accounted for 52% of total revenue.

The following table details customer loans and inventories held by the Company and active CSO credit extensions from an independent third-party lender as of September 30, 2013, as compared to September 30, 2012 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year balances at the prior year end-of-period exchange rate. For more information on the Company's CSO program, see Note 4 (Guarantees) to the Company's condensed consolidated financial statements included in this quarterly report on Form 10-Q.

					Increase/(Decrease)
	Balance at September 30,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$60,619	$51,875	$8,744	17%	17%
CSO credit extensions held by independent third-party (1)	12,926	14,048	(1,122)	(8)%	(8)%
Other consumer loans	697	1,194	(497)	(42)%	(42)%
	74,242	67,117	7,125	11%	11%
International:
Pawn loans	60,568	55,839	4,729	8%	11%
Other consumer loans	678	833	(155)	(19)%	(17)%
	61,246	56,672	4,574	8%	11%
Total:
Pawn loans	121,187	107,714	13,473	13%	14%
CSO credit extensions held by independent third-party (1)	12,926	14,048	(1,122)	(8)%	(8)%
Other consumer loans	1,375	2,027	(652)	(32)%	(31)%
	$135,488	$123,789	$11,699	9%	11%
Pawn inventories:
Domestic pawn inventories	$37,514	$29,649	$7,865	27%	27%
International pawn inventories	45,055	36,043	9,012	25%	28%
	$82,569	$65,692	$16,877	26%	27%

(1)   CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Store Operations

The overall increase in quarter-over-quarter revenue of 15% (on a constant currency basis) reflected a 25% increase in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Third quarter revenue generated by the stores opened or acquired since July 1, 2012, increased by $4,731,000 in Mexico and $19,592,000 in the United States, compared to the same quarter last year. Excluding wholesale scrap jewelry sales, same-store revenue in pawn stores increased 10% in Mexico, decreased 3% in the U.S. and increased 5% overall, on a constant currency basis. Same-store wholesale scrap jewelry revenue decreased 19% in total, 16% in the U.S. and 24% in Mexico, reflecting lower gold prices and reduced volumes from customers selling gold to the Company.

The increase in pawn loan fees was primarily the result of an increase in the average outstanding pawn receivables. Consolidated pawn receivables increased 13% as of September 30, 2013 (14% on a constant currency basis), primarily from store additions and growth in same-store receivables, compared to September 30, 2012. During the third quarter of 2013, pawn receivables increased 8% in Mexico (11% on a constant currency basis), and 17% in the U.S., compared to the prior-year period. As of September 30, 2013, 65% of total pawn receivables were collateralized with hard goods (primarily consumer electronics, appliances and power tools) with the remaining 35% collateralized by jewelry. In Mexico, 88% of the Company’s pawn receivables were collateralized with hard goods, and 12% were collateralized with jewelry, compared to 83% and 17%, respectively, at September 30, 2012. In the Company's U.S. stores, jewelry comprised 60% of pawn collateral as of September 30, 2013, compared to 64% at September 30, 2012. Pawn receivables collateralized with hard good items increased 16% in Mexico (on a constant currency basis) and 14% in the U.S., while growth in pawn receivables collateralized with jewelry in both the U.S. and Mexico was dampened somewhat by lessened demand and adjustments to the loan to value ratios reflecting the decline in gold prices. Consolidated same-store pawn receivables declined 2% (flat on a constant currency basis). While U.S. same-store pawn receivables declined 5%, same-store receivables increased 1% in Mexico (3% on a constant currency basis).

The increase in store-based retail sales reflected new store contributions, maturation of existing stores and an increased mix of consumer hard good inventories, especially in Mexico. Revenue from wholesale scrap jewelry operations in the third quarter of 2013 decreased 3% compared to the same period last year. There were 17,300 ounces of gold sold during the third quarter of 2013, including 7,700 ounces of inventory from second quarter operations. Excluding the 7,700 ounces from the second quarter of 2013, the volume of scrap jewelry acquired decreased 31%. The average selling price for the 17,300 ounces of gold liquidated during the third quarter of 2013 was $1,343 per ounce, which generated a scrap gross profit margin of 11%, compared to the prior-period margin of 27%. Scrap jewelry profits accounted for 3% of net revenue (gross profit) for the third quarter of 2013, compared to 8% in the third quarter of the prior year. The average market price of gold for the third quarter of 2013 decreased 20% compared to the third quarter of 2012, while the ending price at September 30, 2013, decreased 25% compared to September 30, 2012. The Company's exposure to gold price risk is described in detail in the Company's 2012 annual report on Form 10-K, Item 1A.

During the third quarter of 2013, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 40%, and the margin on wholesale scrap jewelry was 11%, compared to margins of 43% on retail merchandise sales and 27% on wholesale scrap jewelry for the third quarter of 2012. The decline in retail margins reflects the continued shift in the Company's consolidated retail product mix toward general merchandise inventory, which carries lower margins than retail jewelry items, especially in Mexico.

Pawn inventories increased by 27% on a constant currency basis from September 30, 2012, to September 30, 2013, reflecting the growth in pawn loans receivable, store maturation and acquisition activity. At September 30, 2013, the Company’s pawn inventories, at cost, were composed of: 33% jewelry (primarily gold jewelry held for retail sale), 44% electronics and appliances, 9% tools, and 14% other. At September 30, 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

Service fees from consumer loans and credit services transactions for the third quarter of 2013 decreased 16% compared to the third quarter of 2012. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which experienced a revenue decline of 17% during the third quarter of 2013. The Company attributes the decrease, in part, to increased competition in the Texas markets from online and other store-front lenders, such as installment and title loan providers. Payday loan-related products comprised less than 7% of total revenue for the third quarter of 2013. The Company considers its payday loan products to be non-core/non-growth revenue streams.

The Company’s consumer loan and credit services credit loss provision was 32% of consumer loan and credit services fee revenue during the third quarter of 2013, which was the same for the third quarter of 2012. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $619,000, or 4.6% of the gross loan balance at September 30, 2013, compared to $735,000, or 5.0% of the gross loan balance at September 30, 2012, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $79,000, or 5.4% of the gross loan balance at September 30, 2013, compared to $109,000, or 5.1% of the gross loan balance at September 30, 2012.

Store operating expenses increased by 19% to $47,302,000 during the third quarter of 2013 compared to $39,889,000 during the third quarter of 2012, primarily as a result of an 11% increase in the weighted-average store count, which included a number of larger, mature U.S. stores added through acquisitions, and a 2% increase in the average value of the Mexican peso. Same-store expenses were flat, on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the third quarter of 2013 was $43,995,000, which equates to a store-level operating margin of 25%, compared to 29% in the prior-year quarter. The decline in the store-level operating margin related primarily to the decrease in net revenue from jewelry scrapping.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 3% to $12,738,000 during the third quarter of 2013, compared to $12,330,000 during the third quarter of 2012, primarily due to the increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth, offset partially by reduced incentive compensation expense related to lower gross profits in non-core product categories. As a percentage of revenue, administrative expenses decreased from 8% in the third quarter of 2012 to 7% in the third quarter of 2013.

Interest expense increased to $1,122,000 in the third quarter of 2013, compared to $444,000 for the third quarter of 2012, reflecting increased borrowing levels under the existing bank credit facility.

For the third quarter of 2013 and 2012, the Company’s effective federal income tax rates were 21.5% and 34.5%, respectively. In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company's intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Under current U.S. income tax law, the undistributed earnings of the foreign subsidiaries will no longer be subject to U.S. federal income tax beginning in July 2013. The Company recognized an estimated non-recurring net income tax benefit of approximately $3,273,000 in the third quarter of 2013 related primarily to changes in deferred tax assets and liabilities, net of certain non-recurring U.S. tax liabilities, associated with the terminated election. Excluding the non-recurring net benefit, the consolidated tax rate for the third quarter of 2013 was 32.6%, compared to an effective rate of 34.5% in the prior-year quarter, and 34.8% in the six months ended June 30, 2013. The Company expects the effective rate going forward to be in a range of approximately 32% to 33%.

Income from continuing operations increased 18% to $23,141,000 during the third quarter of 2013, compared to $19,636,000 during the third quarter of 2012. Net income was $23,141,000 during the third quarter of 2013, compared to $18,889,000 during the third quarter of 2012, which included the results of discontinued operations.

Nine Months Ended September 30, 2013, Compared To The Nine Months Ended September 30, 2012

The following table details the components of the Company's revenue for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar increased 4%, from 13.2 to 1 during the nine months ended September 30, 2012, to 12.7 to 1 during the nine months ended September 30, 2013. The end-of-period value of the Mexican peso to the U.S. dollar decreased 2%, from 12.9 to 1 at September 30, 2012, to 13.1 to 1 at September 30, 2013. As a result of these currency exchange movements, revenue of Mexican operations translated into more U.S. dollars relative to the prior-year period, while net assets of Mexican operations translated into fewer U.S. dollars relative to the prior period. While the strengthening of the Mexican peso positively increased the translated dollar-value of revenue, the cost of sales and operating expenses increased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream.

	Nine Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$98,940	$72,063	$26,877	37%	37%
Pawn loan fees	57,289	44,394	12,895	29%	29%
Consumer loan and credit services fees	32,667	36,008	(3,341)	(9)%	(9)%
Wholesale scrap jewelry revenue	30,850	40,588	(9,738)	(24)%	(24)%
	219,746	193,053	26,693	14%	14%
International revenue:
Retail merchandise sales	156,502	122,780	33,722	27%	22%
Pawn loan fees	76,369	64,218	12,151	19%	14%
Consumer loan and credit services fees	2,619	2,882	(263)	(9)%	(13)%
Wholesale scrap jewelry revenue	22,925	33,773	(10,848)	(32)%	(32)%
	258,415	223,653	34,762	16%	11%
Total revenue:
Retail merchandise sales	255,442	194,843	60,599	31%	28%
Pawn loan fees	133,658	108,612	25,046	23%	20%
Consumer loan and credit services fees	35,286	38,890	(3,604)	(9)%	(10)%
Wholesale scrap jewelry revenue	53,775	74,361	(20,586)	(28)%	(28)%
	$478,161	$416,706	$61,455	15%	12%

Domestic revenue accounted for approximately 46% of the total revenue for the nine months ended September 30, 2013, while international revenue (from Mexico) accounted for 54% of total revenue.

Store Operations

The overall increase in year-to-date revenue of 12% (on a constant currency basis) reflected a 28% increase in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Year-to-date revenue generated by the stores opened or acquired since January 1, 2012, increased by $20,852,000 in Mexico and $46,343,000 in the United States, compared to the same period last year. Excluding wholesale scrap jewelry sales, same-store revenue in pawn stores increased 10% in Mexico, 1% in the U.S. and 7% overall, on a constant currency basis. Same-store wholesale scrap jewelry revenue decreased 41% in total, 44% in the U.S. and 37% in Mexico, reflecting lower gold prices and reduced volumes from customers selling gold to the Company.

The increase in pawn loan fees was primarily the result of an increase in the average outstanding pawn receivables. Consolidated pawn receivables increased 13% as of September 30, 2013 (14% on a constant currency basis), primarily from store additions and growth in same-store receivables, compared to September 30, 2012. During the nine months ended September 30, 2013, pawn receivables increased 8% in Mexico (11% on a constant currency basis), and 17% in the U.S., compared to the prior-year period. As of September 30, 2013, 65% of total pawn receivables were collateralized with hard goods (primarily consumer electronics, appliances and power tools) with the remaining 35% collateralized by jewelry. In Mexico, 88% of the Company’s pawn receivables were collateralized with hard goods, and 12% were collateralized with jewelry, compared to 83% and 17%, respectively, at September 30, 2012. In the Company's U.S. stores, jewelry comprised 60% of pawn collateral as of September 30, 2013, compared to 64% at September 30, 2012. Pawn receivables collateralized with hard good items increased 16% in Mexico (on a constant currency basis) and 14% in the U.S., while growth in pawn receivables collateralized with jewelry in both the U.S. and Mexico was dampened somewhat by lessened demand and adjustments to the loan to value ratios reflecting the decline in gold prices. Consolidated same-store pawn receivables declined 2% (flat on a constant currency basis). While U.S. same-store pawn receivables declined 5%, same-store receivables increased 1% in Mexico (3% on a constant currency basis).

The increase in store-based retail sales reflected new store contributions, maturation of existing stores and an increased mix of consumer hard good inventories, especially in Mexico. Revenue from wholesale scrap jewelry operations in the nine months ended September 30, 2013, decreased 28% compared to the same period last year. The volume of scrap jewelry acquired decreased 18%, reflecting the continued decline in demand for gold buying services. There were 32,000 ounces of gold sold during the nine months ended September 30, 2013, compared to 39,200 ounces sold during the comparative prior year-to-date period. The average selling price for the 32,000 ounces of gold liquidated during the nine months ended September 30, 2013, was $1,491 per ounce, which generated a scrap gross profit margin of 15%, compared to the prior-year period margin of 26%. Scrap jewelry profits accounted for 3% of net revenue (gross profit) during the nine months ended September 30, 2013, compared to 8% in the comparable prior-year period. The average market price of gold during the nine months ended September 30, 2013, decreased 12%, compared to the nine months ended September 30, 2012, while the ending price at September 30, 2013, decreased 25% compared to September 30, 2012. The Company's exposure to gold price risk is described in detail in the Company's 2012 annual report on Form 10-K, Item 1A.

During the nine months ended September 30, 2013, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 40%, and the margin on wholesale scrap jewelry was 15%, compared to margins of 42% on retail merchandise sales and 26% on wholesale scrap jewelry for the nine months ended September 30, 2012. The decline in retail margins reflects the continued shift in the Company's consolidated retail product mix toward general merchandise inventory, which carry lower margins than retail jewelry items, especially in Mexico.

Pawn inventories increased by 27% on a constant currency basis from September 30, 2012, to September 30, 2013, reflecting the growth in pawn loans receivable, store maturation and acquisition activity. At September 30, 2013, the Company’s pawn inventories, at cost, were composed of: 33% jewelry (primarily gold jewelry held for retail sale), 44% electronics and appliances, 9% tools, and 14% other. At September 30, 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

Service fees from consumer loans and credit services transactions for the nine months ended September 30, 2013, decreased 9%, compared to the nine months ended September 30, 2012. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which experienced a revenue decline of 13% during the nine months ended September 30, 2013. The Company attributes the decrease, in part, to increased competition in the Texas markets from online and other store-front lenders, such as installment and title loan providers. Payday loan-related products comprised 7% of total revenue during the nine months ended September 30, 2013. The Company considers its payday loan products to be non-core/non-growth revenue streams.

The Company’s consumer loan and credit services credit loss provision was 25% of consumer loan and credit services fee revenue during the nine months ended September 30, 2013, which was the same for the nine months ended September 30, 2012. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $619,000, or

4.6% of the gross loan balance at September 30, 2013, compared to $735,000, or 5.0% of the gross loan balance at September 30, 2012, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $79,000, or 5.4% of the gross loan balance at September 30, 2013, compared to $109,000, or 5.1% of the gross loan balance at September 30, 2012.

Store operating expenses increased by 21% to $134,778,000 during the nine months ended September 30, 2013, compared to $111,003,000 during the nine months ended September 30, 2012, primarily as a result of the 13% increase in the weighted-average store count, which included a number of large, mature U.S. stores added through acquisitions and a 4% increase in the average value of the Mexican peso. Same-store expenses were flat, on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the nine months ended September 30, 2013, was $127,214,000, which equates to a store-level operating margin of 27%, compared to 29% in the prior year. The decline in the store-level operating margin related primarily to the decrease in net revenue from jewelry scrapping.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 6% to $38,513,000 during the nine months ended September 30, 2013, compared to $36,248,000 during the nine months ended September 30, 2012, primarily due to the increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth, offset partially by reduced incentive compensation expense related to lower gross profits in non-core product categories. As a percentage of revenue, administrative expenses decreased from 9% during the nine months ended September 30, 2012, to 8% during the nine months ended September 30, 2013.

Interest expense increased to $2,474,000 during the nine months ended September 30, 2013, compared to $697,000 for the nine months ended September 30, 2012, reflecting increased borrowing levels under the existing bank credit facility.

For the nine months ended September 30, 2013, and 2012, the Company’s effective federal income tax rates were 30.1% and 34.5%, respectively. In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company's intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Under current U.S. income tax law, the undistributed earnings of the foreign subsidiaries will no longer be subject to U.S. federal income tax beginning in July 2013. The Company recognized an estimated non-recurring net income tax benefit of approximately $3,273,000 in the third quarter of 2013 related primarily to changes in deferred tax assets and liabilities, net of certain non-recurring U.S. tax liabilities, associated with the terminated election. Excluding the non-recurring net benefit, the consolidated tax rate for the nine months ended September 30, 2013, was 34.0%, compared to an effective rate of 34.5% in the prior year-to-date period, and 34.8% in the six months ended June 30, 2013. The Company expects the effective rate going forward to be in a range of approximately 32% to 33%.

Income from continuing operations increased 11% to $59,068,000 during the nine months ended September 30, 2013, compared to $53,421,000 during the nine months ended September 30, 2012. Net income was $59,068,000 during the nine months ended September 30, 2013, compared to $52,750,000 during the nine months ended September 30, 2012, which included the results of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, the Company’s primary sources of liquidity were $30,539,000 in cash and cash equivalents, $140,397,000 in customer loans, $82,569,000 in inventories and $52,500,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders. The Company had working capital of $213,010,000 as of September 30, 2013, and total equity exceeded liabilities by a ratio of 1.8 to 1.

On September 30, 2013, the Company entered into an agreement to amend its existing revolving credit facility with five commercial lenders (as amended, the “Unsecured Credit Facility”). The amount of the Unsecured Credit Facility was increased from $175,000,000 to $205,000,000 and the amount of permitted acquisition investments over the previous twelve-month period was increased from 10% to 20% of the Company’s consolidated tangible net worth and included an additional allowance for permitted acquisition investments of up to $60,000,000 during the period beginning September 30, 2013, and ending December 31, 2013. The Unsecured Credit Facility continues to bear interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in February 2015. At September 30, 2013, the Company had $152,500,000 outstanding under the Unsecured Credit Facility and $52,500,000 available for borrowings. The interest rate on amounts outstanding under the Unsecured Credit Facility was 2.19% at September 30, 2013. Under the terms of the Unsecured Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants, which include a fixed charge coverage ratio, a leverage ratio and a covenant to maintain a defined level of tangible net worth. The Unsecured Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restricts the Company from pledging any of its assets as collateral against other indebtedness. The Company was in compliance with the requirements and covenants of the Unsecured Credit Facility as of September 30, 2013, and believes it has the capacity to borrow the full amount available under the Unsecured Credit Facility under the most restrictive covenant. The Company is required to pay an annual commitment fee of 0.375% on the average daily unused portion of the Unsecured Credit Facility commitment.

At September 30, 2013, the Company had notes payable arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $6,933,000 bearing interest at 4.0% per annum. The remaining balance is paid in monthly payments of principal and interest scheduled through September 2017. Of the $6,933,000 in notes payable, $1,631,000 is classified as a current liability and $5,302,000 is classified as long-term debt.

At September 30, 2013, the Company had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $2,232,000 bearing interest at 3.0% per annum. The remaining balance is paid in monthly payments of principal and interest scheduled through January 2015. Of the $2,232,000 in notes payable, $1,666,000 is classified as a current liability and $566,000 is classified as long-term debt.

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

	Nine Months Ended
	September 30,
	2013	2012
Cash flow provided by operating activities	$74,019	$54,476
Cash flow used in investing activities	$(118,938)	$(149,972)
Cash flow provided by financing activities	$24,584	$49,656

Working capital	$213,010	$190,615
Current ratio	5.4x	5.9x
Liabilities to equity ratio	56%	54%
Inventory turns (trailing twelve months ended September 30, 2013 and 2012, respectively)	3.7x	4.4x

Net cash flow provided by operating activities increased $19,543,000, or 36%, from $54,476,000 for the nine months ended September 30, 2012, to $74,019,000 for the nine months ended September 30, 2013, primarily as a result of increased net income and changes in operating assets and liabilities.

Net cash used in investing activities decreased $31,034,000 during the nine months ended September 30, 2013, compared to the prior-year period. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $84,353,000 in cash related to acquisitions in the nine months ended September 30, 2013, compared to $108,027,000 in the prior-year period. The Company also funded $16,328,000 of pawn loans in the nine months ended September 30, 2013, compared to $25,272,000 in the prior-year period.

Net cash flow provided by financing activities during the nine months ended September 30, 2013, decreased $25,072,000, compared to the prior-year period. While net proceeds from the Unsecured Credit Facility decreased $61,000,000, the Company repurchased less common stock ($38,692,000 during the nine months ended September 30, 2013, compared to $61,275,000 of repurchases in the prior-year period) and realized proceeds from the exercise of stock options and the related tax benefit of $15,674,000.

During the nine months ended September 30, 2013, the Company opened 53 new pawn stores, acquired eight pawn stores in Mexico and acquired 22 pawn stores in the United States. The purchase price for the September 2013 eight-store Mexico acquisition, net of cash acquired, was $12,350,000 (an all-cash transaction). The purchase price of the June 2013 19-store U.S. acquisition, net of cash acquired, was $69,967,000 and was composed of $68,967,000 in cash paid at closing and an additional $1,000,000 payable in June 2014. In addition, during the nine months ended September 30, 2013, there were three additional stores acquired in three separate acquisitions. The aggregate purchase price of these other U.S. acquisitions, net of cash acquired, was $2,750,000 and was paid in a combination of cash and payables to the sellers of $73,000. The Company funded $17,945,000 in capital expenditures, primarily for new stores, during the nine months ended September 30, 2013, and expects to fund capital expenditures at a similar annualized rate in the remainder of 2013. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows, proceeds and tax benefits from the exercise of stock options and the Unsecured Credit Facility. The Company’s cash flow and liquidity available to fund expansion in 2013 included net cash flow from operating activities of $74,019,000 for the nine months ended September 30, 2013.

The Company intends to continue expansion primarily through new store openings. During 2013, the Company anticipates adding a total of approximately 95 to 100 pawnshops through new store openings and acquisitions. Management believes that the amounts available to be drawn under the Unsecured Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2013.

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

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet. As of September 30, 2013, the Company had no forward sales commitments for gold or silver ounces of its expected scrap jewelry sales.

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During the nine months ended September 30, 2013, the Company repurchased 729,000 shares of its common stock at an aggregate cost of $38,692,000 and an average price of $53.07 per share and 771,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

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

Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization

EBITDA from continuing operations is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of net income to EBITDA from continuing operations (unaudited, in thousands):

	Trailing Twelve Months Ended
	September 30,
	2013	2012
Net income	$86,677	$74,205
Loss from discontinued operations, net of tax	75	432
Income from continuing operations	86,752	74,637
Adjustments:
Income taxes	38,841	38,742
Depreciation and amortization	14,828	12,170
Interest expense	3,265	727
Interest income	(336)	(204)
Earnings from continuing operations before interest, taxes, depreciation and amortization	$143,350	$126,072

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from the operating activities of continuing and discontinued operations reduced by purchases of property and equipment and net cash outflow from loan receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. The following table reconciles “cash flow from operating activities” to “free cash flow” (unaudited, in thousands):

	Trailing Twelve Months Ended
	September 30,
	2013	2012
Cash flow from operating activities, including discontinued operations	$108,335	$80,233
Cash flow from investing activities:
Loan receivables	(8,260)	(13,793)
Purchases of property and equipment	(23,546)	(24,079)
Free cash flow	$76,529	$42,361

Constant Currency Results

Certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 12.9 to 1 at September 30, 2012, was used, compared to the exchange rate of 13.1 to 1 at September 30, 2013. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended September 30, 2012, was 13.2 to 1, compared to the current quarter rate of 12.9 to 1. The average exchange rate for the prior-year nine-month period ended September 30, 2012, was 13.2 to 1, compared to the current year-to-date rate of 12.7 to 1.

Regulatory Developments

The Company is subject to extensive regulation of its pawnshop, credit services, consumer loan and check cashing operations in most jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements and the maximum service fees and/or interest rates that may be charged and, in many jurisdictions, the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to federal, state and local regulations relating to the reporting and recording of firearm transactions, receiving and/or purchasing pawn merchandise, sales and export of merchandise and certain currency transactions among other things.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2013, through September 30, 2013, the Company issued 533,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $15,674,000 (including income tax benefit) and 4,200 shares of nonvested stock became vested and were issued.

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

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During the nine months ended September 30, 2013, the Company repurchased 729,000 shares of its common stock at an aggregate cost of $38,692,000 and an average price of $53.07 per share. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the nine months ended September 30, 2013:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2013	—	$—	—	1,500,000
February 1 through February 28, 2013	—	—	—	1,500,000
March 1 through March 31, 2013	—	—	—	1,500,000
April 1 through April 30, 2013	354,537	51.90	354,537	1,145,463
May 1 through May 31, 2013	374,596	54.17	374,596	770,867
June 1 through June 30, 2013	—	—	—	770,867
July 1 through July 31, 2013	—	—	—	770,867
August 1 through August 31, 2013	—	—	—	770,867
September 1 through September 30, 2013	—	—	—	770,867
Total	729,133	$53.07	729,133

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Amended and Restated Credit Facility, dated September 30, 2013, between First Cash Financial Services, Inc. and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Texas Capital Bank, National Association, BOKF, N.A. and Amegy Bank National Association	8-K	0-19133	10.1	10/02/2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013, filed with the SEC on October 25, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2013, September 30, 2012, and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013, and September 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013, and September 30, 2012, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013, and September 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, and September 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: October 25, 2013	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Amended and Restated Credit Facility, dated September 30, 2013, between First Cash Financial Services, Inc. and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Texas Capital Bank, National Association, BOKF, N.A. and Amegy Bank National Association	8-K	0-19133	10.1	10/02/2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013, filed with the SEC on October 25, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2013, September 30, 2012, and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013, and September 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013, and September 30, 2012, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013, and September 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, and September 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
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