Form 10-K
period 2013-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2014-02-28
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(817) 460-3947
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes   ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the last reported sales price on the NASDAQ Global Select Market on June 28, 2013, is $1,395,282,000.

As of February 21, 2014, there were 28,948,475 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be held on or about June 23, 2014, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-K
For the Year Ended December 31, 2013

FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. and its wholly owned subsidiaries (together, the "Company" or "First Cash"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.
Forward-looking statements in this annual report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, expected benefits and related expenses from tax restructuring activities, currency exchange rates and the price of gold and the impacts thereof, earnings and related transaction expenses from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

•	changes in regional, national or international economic conditions, including inflation rates, unemployment rates and energy prices;

•	changes in consumer demand, including purchasing, borrowing and repayment behaviors;

•	changes in pawn forfeiture rates and credit loss provisions;

•	changes in the market value of pawn collateral and merchandise inventories, including gold prices and the value of consumer electronics and other products;

•	changes or increases in competition;

•	the ability to locate, open and staff new stores and successfully integrate acquisitions;

•	the availability or access to sources of used merchandise inventory;

•	changes in credit markets, interest rates and the ability to establish, renew and/or extend the Company’s debt financing;

•	the ability to maintain banking relationships for treasury services and processing of certain consumer lending transactions;

•	the ability to hire and retain key management personnel;

•
new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting pawn businesses, consumer loan businesses and credit services organizations (in both the United States and Mexico);

•	risks and uncertainties related to foreign operations in Mexico;

•	changes in import/export regulations and tariffs or duties;

•	changes in anti-money laundering and gun control regulations;

•	unforeseen litigation;

•	changes in tax rates or policies in the U.S. and Mexico;

•	changes in foreign currency exchange rates;

•	inclement weather, natural disasters and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in, the interpretation of existing accounting principles or financial reporting requirements;

•	future business decisions; and

•	other uncertainties.

These and other risks, uncertainties and regulatory developments are further and more completely described in “Item 1A. Risk Factors.” Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

General

The Company is a leading operator of retail-based pawn stores in the United States and Mexico based on revenue and number of store locations. As of December 31, 2013, the Company had 906 locations, consisting of 309 stores across 12 U.S. states and 597 stores across 26 states in Mexico.

The Company's primary business is the operation of large format, full-service pawn stores, which engage in retail sales, the purchase of secondhand goods as well as offer consumer financial services products. These pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company's pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company's pawn stores offer small consumer loans or credit services products. The Company's strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and strategic acquisition opportunities as they arise.

In addition to its pawn stores, the Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores primarily provide consumer financial services products including credit services and small unsecured consumer loans. The product mix in these stores varies by market. The Company considers the credit services and consumer loan products to be non-core, non-growth revenue streams, representing 7% of the Company's total revenues for the year ended December 31, 2013.

Revenue for the year ended December 31, 2013 was primarily derived from the Company's pawn operations with 55% derived from Mexico and 45% derived from the U.S.
The Company was formed as a Texas corporation in July 1988, and in April 1991, the Company reincorporated as a Delaware corporation. The Company's principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

Pawn Industry

The Company's primary business is the operation of large format, full-service pawn stores in the United States and Mexico. Pawn stores are neighborhood-based retail stores that buy and sell popular consumer items such as consumer electronics, jewelry, power tools, appliances, sporting goods and musical instruments. Pawn stores also provide a quick and convenient source of small consumer loans to unbanked, under-banked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions or credit card providers. The Company's pawn stores directly compete in both the specialty retail and consumer finance industries.

United States

The pawn industry in the United States is well established, with the highest concentration of pawn stores located in the Southeast, Midwest and Southwest regions of the country. The operation of pawn stores is governed primarily by state laws, and accordingly, states that maintain regulations most conducive to profitable pawn operations have historically seen the greatest concentration of pawn stores. Management believes the U.S. pawn industry, although mature, remains highly fragmented. The three major publicly traded companies in the pawn industry, which includes the Company, currently operate approximately 2,300 of the estimated 10,000 to 15,000 pawn stores in the United States. The Company believes that the majority of pawnshops in the United States are owned by individuals operating five or fewer locations.

Mexico

Most of the Company's pawn stores in Mexico are large format, full-service pawn stores. The large format, full-service pawn industry in Mexico is less developed as compared to the U.S. Of the approximately 6,000 total pawn stores in Mexico, approximately 5,000 are small format "jewelry-only" stores. The jewelry-only pawn stores in Mexico are much smaller than a typical U.S. pawn store and have limited retail operations, typically offering only pawn loans collateralized by gold jewelry or small consumer electronics. Competition in Mexico for the Company's large format, full-service pawn stores is limited as the Company believes there are only approximately 1,000 of these large format, full-service pawn stores, of which the Company operates approximately 552 of such large format pawn stores. A large percentage of the population in Mexico is unbanked or under-banked and has limited access to consumer credit. The Company believes there is significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition, from other large, full-service pawn store operators.

Business Strategy

The Company's business plan is to expand its operations by opening new ("de novo") retail pawn locations and by acquiring existing pawnshops in strategic markets while continuing to increase revenue and operating profits in its existing stores. In addition, the Company will continue to evaluate acquisition opportunities in the pawn industry, in both Mexico and the United States, if and when they arise. In pursuing its business strategy, the Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to supervision, purchasing and marketing.

The Company has opened or acquired 471 new stores in the last five fiscal years, as indicated in the table below, for a compound annual growth rate of 14% over this period. The Company intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Domestic stores:
New locations opened	9	6	10	6	3
Locations acquired	34	46	11	6	2
Total additions	43	52	21	12	5

International stores:
New locations opened	60	62	61	58	60
Locations acquired	8	29	—	—	—
Total additions	68	91	61	58	60

Total:
New locations opened	69	68	71	64	63
Locations acquired	42	75	11	6	2
Total additions	111	143	82	70	65

For additional information on store openings and closings, see "-Locations and Operations" below.

New Store Openings

The Company plans to continue opening new pawn stores, both in Mexico and the U.S. The Company opens new stores in under-developed markets, especially where customer demographics are favorable and competition is limited or restricted. After a suitable location has been identified and a lease and licenses are obtained, a new store can typically be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and consumer loans, leasehold improvements, store fixtures, security systems, computer equipment and start-up costs.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company's existing store base are the volume and gross profit of merchandise sales, the volume and yield on customer loans outstanding and the control of store expenses. To encourage customer traffic, which management believes is a key determinant to increasing the stores' profitability, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable. In addition to a clean and secure physical store facility, the stores' exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

The Company has employee-training programs that promote customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully-integrated functionality to support point-of-sale retail operations, inventory management, customer recordkeeping and loan processing. Each store is connected on a real-time basis to a data center that houses the centralized databases and operating systems. The information systems provide management with the ability to continuously monitor store transactions and operating results. The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance of financial and operational controls. Management believes the current operating and financial controls and systems are adequate for the Company's existing store base and can accommodate reasonably foreseeable growth in the near term.

Acquisitions

Because of the fragmented nature of the pawn industry, the Company believes attractive acquisition opportunities may arise from time to time. Before making an acquisition, management assesses the demographic characteristics of the surrounding area, considers the number, proximity and size of competing stores, and researches state and local regulatory standards. Specific pawn store acquisition criteria include an evaluation of the volume of merchandise sales and pawn transactions, outstanding customer pawn loan balances, historical pawn yields, retail margins and redemption rates, the condition and quantity of inventory on hand, and location, condition and lease loan terms of the facility.

Pawn Merchandise Sales

The Company's pawn merchandise sales are primarily retail sales to the general public from its pawn stores. The items the Company sells primarily consist of pre-owned consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. In selected U.S. markets, the Company's pawn stores also sell certain types of firearms. The Company also melts down certain quantities of scrap jewelry and sells the gold, silver and diamonds in commodity markets. Total merchandise sales accounted for approximately 66% of the Company's revenue from continuing operations during fiscal 2013.

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

Pawn Lending Activities

The Company's pawn stores make small loans to its customers in order to help them meet short-term cash needs. All pawn loans are collateralized by personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. In selected U.S. stores, pawn loans can also be collateralized with firearms. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. A customer does not have a legal obligation to repay a pawn loan and the decision to not repay the loan will not affect the customer's credit score.

At the time a pawn transaction is entered into, an agreement, commonly referred to as a pawn ticket, is delivered to the borrower for signature that sets forth, among other items, the name and address of the pawnshop, the borrower's name, the borrower's identification number from his/her driver's license or other government issued identification, date, identification and description of the pledged goods, including applicable serial numbers, amount financed, pawn service fee, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

Pledged property is held through the term of the loan, unless the loan is paid earlier or renewed. The typical loan term is generally one month plus an additional grace period (typically 30 to 60 days). If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the pawn collateral is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction and holding the pledged property. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees and service charges accounted for approximately 27% of the Company's revenue from continuing operations during fiscal 2013.

The amount that the Company is willing to finance for a pawn loan is primarily based on a percentage of the estimated retail value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company's lending activities. The basis for the Company's determination of the retail value includes such sources as precious metals spot markets, catalogs, blue books, online auction sites and newspapers. The Company also utilizes its integrated proprietary computer information system to recall recent selling prices of similar merchandise in its own stores and to review the customer's previous transaction history with the Company. These sources, together with the employees' experience in selling similar items of merchandise in particular stores, influence the determination of the estimated retail value of such items. The Company does not utilize a standard or mandated percentage of estimated retail value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company's historical experience. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company's initial assessment of the property's estimated retail value. Improper assessment of the retail value of the collateral in the lending function can result in reduced marketability of the property and sale of the property for an amount less than the principal amount pawned. As of December 31, 2013, the Company's average pawn loan was approximately $107 on a consolidated basis. The Company's average pawn loan at that date was approximately $171 in its U.S. stores and approximately $71 in its Mexico stores.

Credit Services and Consumer Loan Activities

The Company has significantly reduced its consumer loan activities, primarily from payday lending, over the past several years. In December 2013, the Company approved a plan to discontinue the Cash & Go, Ltd. joint venture operation, which owns and operates 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company closed 14 of its consumer loan stores in fiscal 2013 and closed 7 stores during 2012. In March 2011, the Company sold its 10 payday/consumer loan stores located in Illinois. In 2010, the Company discontinued its internet-based credit services product offered in Maryland and in 2009, the Company sold all 22 of its payday/consumer loan stores located in California, Washington and Oregon. In addition, the Company sold its payday/consumer loan operations located in Michigan in 2009. All revenue, expenses and income reported in the financial statements included herein have been adjusted to reflect reclassification of these discontinued operations.

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers in Texas markets in obtaining extensions of credit. The Company's consumer loan and pawn stores in Texas offer the CSO Program, and, in Texas, credit services are also offered via an internet platform. The Company's CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, with an average loan amount of $507 as of December 31, 2013, have terms of 7 to 180 days and bear interest at a rate of 10% on an annualized basis. The Company typically charges a credit services fee of $22 per $100 advanced. If the extension of credit is not repaid prior to the expiration of the term, the customer's personal check or automated clearing house ("ACH") withdrawal is deposited into the Independent Lender's bank account. Banks return a significant number of ACH transactions and customer checks deposited into the Independent Lender's account due to insufficient funds in the customers' accounts. If the extension of credit is unpaid after 16 days from its due date, the Company reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. The Company subsequently collects a large percentage of these bad debts by redepositing the customers' checks, ACH collections or subsequent cash repayments by the customers. The profitability of the Company's credit services operations is dependent upon adequate collection of these returned items. The Company also offers an automobile title lending product under the CSO Program. Total credit services fees accounted for approximately 6% of the Company's revenue from continuing operations during fiscal 2013.

The Company's 28 consumer loan stores in Mexico make small, unsecured consumer loans with an average loan amount of approximately $91 as of December 31, 2013. To qualify for a consumer loan, a customer generally must have proof of steady income, residence and valid identification. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash. If the customer fails to repay the loan, the Company initiates collection procedures, which can include collection calls and home visits. Consumer loans in Mexico are not secured by a personal check. The term of the consumer loan in Mexico ranges from 7 to 15 days. The Company charges fees of 10% on the loan amount on 7 day consumer loans made in Mexico and 20% on 14 and 15 day loans; the maximum loan amount is $400. In Mexico, the Company also offers an installment loan product with a term of 365 days, which bears weekly service fees of 7% on the loan amount; the maximum loan amount is $400. These consumer loan fees accounted for approximately 1% of the Company's revenue from continuing operations during fiscal 2013.

See additional discussion of the credit loss provision and related allowances/accruals in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”

Financial Information about Geographic Areas

Financial information regarding the Company's revenue and long-lived assets by geographic areas is provided in Note 15 of Notes to Consolidated Financial Statements contained herein.

Locations and Operations

As of December 31, 2013, the Company had 906 locations in 12 U.S. states and 26 states in Mexico, which represents a net store-count increase of 11% over the number of stores at December 31, 2012. The following table details store openings for the twelve months ended December 31, 2013:

	Pawn Locations		Consumer Loan Locations (3)	Total Locations
	Large Format (1)	Small Format (2)
Domestic:
Total locations, beginning of period	184	27	65	276
New locations opened	9	—	—	9
Locations acquired	34	—	—	34
Store format conversions	1	(1)	—	—
Locations closed or consolidated	(1)	(1)	(8)	(10)
Total locations, end of period	227	25	57	309

International:
Total locations, beginning of period	485	19	34	538
New locations opened	60	—	—	60
Locations acquired	8	—	—	8
Locations closed or consolidated	(1)	(2)	(6)	(9)
Total locations, end of period	552	17	28	597

Total:
Total locations, beginning of period	669	46	99	814
New locations opened	69	—	—	69
Locations acquired	42	—	—	42
Store format conversions	1	(1)	—	—
Locations closed or consolidated	(2)	(3)	(14)	(19)
Total locations, end of period	779	42	85	906

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other consumer hard goods. At December 31, 2013, 120 of the U.S. large format pawn stores also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral and also offer consumer loans or credit services products.

(3)
The Company’s U.S. free-standing, small format consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. In addition to the stores shown above, the Company is an equity partner in Cash & Go, Ltd., a joint venture which owns and operates 37 check cashing and financial services kiosks located in convenience stores in Texas. In December 2013, the Company approved a plan to discontinue the Cash & Go, Ltd. joint venture operation. The Company’s credit services operations also include an internet distribution channel for customers residing in the state of Texas.

The Company maintains its primary administrative offices in Arlington, Texas and Monterrey, Nuevo Leon, Mexico.

As of December 31, 2013, the Company's stores were located in the following states:

	Pawn Locations		Consumer Loan Locations	Total Locations
	Large Format	Small Format
United States:
Texas	117	24	57	198
Colorado	29	—	—	29
Maryland	28	—	—	28
South Carolina	18	—	—	18
Indiana	10	—	—	10
Kentucky	7	—	—	7
Missouri	4	—	—	4
Oklahoma	4	—	—	4
Virginia	4	—	—	4
Wyoming	3	—	—	3
District of Columbia	2	1	—	3
Nebraska	1	—	—	1
	227	25	57	309
Mexico:
Edo. De Mexico (State of Mexico)	70	4	—	74
Baja California	58	1	3	62
Tamaulipas	49	1	3	53
Nuevo Leon	48	1	2	51
Jalisco	42	3	4	49
Chihuahua	33	1	2	36
Coahuila	36	—	—	36
Guanajuato	25	2	6	33
Puebla	27	—	4	31
Sonora	23	—	—	23
Veracruz	22	1	—	23
Distrito Federal	13	—	—	13
Aguascalientes	8	1	3	12
Durango	12	—	—	12
Morelos	12	—	—	12
Queretaro	10	—	1	11
Michoacan	10	—	—	10
San Luis Potosi	9	1	—	10
Hidalgo	8	1	—	9
Baja California Sur	8	—	—	8
Guerrero	8	—	—	8
Sinaloa	7	—	—	7
Colima	5	—	—	5
Quintana Roo	3	—	—	3
Yucatan	3	—	—	3
Zacatecas	3	—	—	3
	552	17	28	597

Total	779	42	85	906

Pawn Store Operations

The typical Company pawn store is a freestanding building or part of a retail shopping center with adequate, well-lit parking. Management has established a standard store design intended to distinguish the Company's stores from the competition. The design consists of a well-illuminated exterior with distinctive signage and a layout similar to other contemporary specialty retailers. The Company's stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

The Company attempts to attract customers primarily through the pawn stores' visibility and neighborhood presence. The Company uses seasonal promotions, special discounts for regular customers, prominent display of impulse purchase items such as consumer electronics, jewelry and power tools, tent and sidewalk sales, and a layaway purchasing plan to attract retail shoppers. The Company attempts to attract and retain pawn customers by lending a competitive percentage of the estimated sale value of items presented for pledge and by providing quick financing, renewal and redemption services in an appealing atmosphere.

Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor, who typically oversees four to seven store managers. Area supervisors typically report to a Regional Market Manager, who in turn reports to a Regional Operations Director. Regional Operations Directors report to a Senior Vice President of Operations.

The Company believes the profitability of its pawnshops is dependent, among other factors, upon its employees' ability to engage in transactions that achieve optimum pawn yields and merchandise sales margins, to be effective sales people and to provide prompt and courteous service. The Company's computer system permits a store manager or clerk to rapidly recall the cost of an item in inventory and the date it was purchased, as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked its stores to permit the Company's headquarters to more efficiently monitor each store's operations, including merchandise sales, service charge revenue, pawns written and redeemed and changes in inventory.

The Company trains its employees through direct instruction and on-the-job pawn and sales experience. New employees are introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to income maximization, recruitment, inventory control and cost efficiency. The Company maintains a performance-based compensation plan for all store employees based on sales, gross profit and other performance criteria.

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

Each store employs a manager and between one and four tellers, depending upon the size, loan volume and location of the store. The store manager is responsible for supervising personnel and assuring the store is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to an area supervisor, who typically oversees two to five store managers. Area supervisors typically report to a Regional Market Manager, who in turn reports to a Regional Operations Director. Regional Operations Directors report to a Senior Vice President of Operations.

The Company believes the profitability of its credit services and consumer loan locations is dependent upon its employees' ability to make loans and extend credit services that achieve optimum loan performance, to manage credit loss expense and to provide excellent customer service. Computer operating systems in the Company's credit services and consumer loan stores allow a store manager or clerk to rapidly recall customer check cashing histories, consumer loan histories, and other vital information. The Company attempts to attract customers primarily through the stores' visibility and advertising in certain markets.

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

Competition

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenue, profitability and ability to expand. The Company believes that the primary elements of competition in the businesses in which it operates are store location, the ability to lend competitive amounts on pawn and consumer loans, customer service and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

The Company's pawn business competes primarily with other pawn store operators, other specialty consumer finance operators, rent-to-own stores and specialty consumer goods retailers. Management believes that the U.S. pawn industry remains highly fragmented with an estimated 10,000 to 15,000 total pawnshops in the United States and 6,000 pawnshops in Mexico. There are three large publicly-held, U.S.-based pawnshop operators, all of which have pawn operations in the U.S. and Mexico. While all three public companies have a relatively equal store count, First Cash had the largest market capitalization of the peer group as of December 31, 2013. The Company believes it is the largest public or private operator of full-service pawn stores in Mexico. In addition, there are many public and privately held operators of consumer/payday loan stores, some of which are significantly larger than the Company. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations.

In both its U.S. and Mexico retail pawn operations, the Company's competitors include numerous retail and wholesale merchants, including jewelry stores, rent-to-own stores, discount retail stores, "second-hand" stores, consumer electronics stores, other specialty retailers, online retailers, online auction sites, online classified advertising sites and other pawnshops. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many of the retailer competitors have significantly greater size and financial resources than the Company.

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

The Company's competitors may develop products that are similar to its technology. The Company enters into agreements with its employees, consultants and partners, and through these and other written agreements, the Company attempts to control access to and distribution of its software, documentation and other proprietary technology and information. Despite the Company's efforts to protect its proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute its intellectual property rights or technology or otherwise develop a product with the same functionality as its solution. Policing all unauthorized use of the Company's intellectual property rights is nearly impossible. The Company cannot be certain that the steps it has taken or will take in the future will prevent misappropriations of its technology or intellectual property rights.

“First Cash Financial Services” is a registered trademark in the United States. Other trade-names used by the Company include First Cash Empeno, Cash & Go, Presta Max, Famous Pawn, Fast Cash Pawn & Gold Center, King Pawn, Mister Money Pawn, Money Man Pawn, National Pawn, Valu + Pawn and First Cash Advance. The Company has developed its own point of sale software.

Governmental Regulation

General

The Company is subject to regulation of its pawn stores, credit services, consumer loan and check cashing operations in all of the jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. Many statutes and regulations prescribe, among other things, the general terms of the Company's pawn and consumer loan agreements and the maximum service fees and/or interest rates that may be charged, and in many jurisdictions, the Company must obtain and maintain regulatory operating licenses. These regulatory agencies have broad discretionary authority. The Company is also subject to federal, state and local regulations relating to the reporting and recording of firearm transactions, receiving and/or purchasing pawn merchandise, sales and export of merchandise and certain money services and currency transactions among other things.

In both the United States and Mexico, governmental action to further restrict or even prohibit pawn loans and transactions or small consumer loans, such as payday advances and credit services products, has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, legislation and ordinances have been introduced and/or enacted in the United States and Mexico federal legislative bodies, in certain state legislatures (in the United States and Mexico) and in various local jurisdictions (in the United States and Mexico) to prohibit or restrict pawn loans and related transactions, acquisition and sale of merchandise in pawn stores, payday loans, consumer loans, credit services and the related service fees. In addition, regulatory authorities in various levels of government in the United States and Mexico have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn loans and other pawn store transactions or consumer loans.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could outlaw or inhibit the ability of the Company to profitably offer pawn loans, consumer loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the acquisition, sale, exportation or importation of pawn merchandise, any of which could have a material adverse effect on the Company's operations and financial condition. If legislative or regulatory actions that had negative effects on the pawn, consumer loan or credit services industries were taken at a federal, state or local jurisdiction level in the United States or Mexico where the Company has a significant number of stores, those actions could have a material adverse effect on the Company's lending, credit services and retail buy/sell operations. There can be no assurance that additional federal, state or local legislation in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, which could have a material adverse effect on the Company's operations and financial condition.

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over consumer financial services activities. In recent years, further legislation and regulations have been enacted or proposed which has increased or could continue to increase such regulation of the consumer finance industry, which includes regulations and restrictions specific to pawn, credit services and consumer loan/payday advance operations.

The Consumer Financial Protection Bureau (the "CFPB") that was created by the Dodd-Frank Act was granted regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company. The CFPB became operational in certain respects in July 2011, although it did not have the ability to oversee and exercise its full authority over non-depository institutions and implement related rules until a permanent director was installed. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment may be subject to legal challenge, the CFPB has announced that it will now exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company.

The CFPB's powers include explicit supervisory authority to examine and require registration of providers of consumer financial products and services, including providers of consumer loans such as the Company, the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive” and hence unlawful, and the authority to impose recordkeeping obligations. The Company does not currently know the nature and extent of the rules the CFPB will consider for consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules.

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

In addition to the Dodd-Frank Act's grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB's own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1,000,000 per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business. Until the CFPB begins to propose specific rules and regulations that apply to the Company's consumer credit activities, it is not possible to accurately predict what effect the Dodd-Frank Act and/or the CFPB will have on the Company's business. There can be no assurance that the CFPB will not propose and enact rules or regulations that would have a material adverse effect on the Company's operations and financial performance. For fiscal 2013, approximately 45% of the Company's total revenue was generated from U.S.-based pawn and consumer credit products.

The United States Congress enacted legislation in 2006, which became effective in October 2007, that capped the annual percentage rate charged on consumer/payday advance loans made to active military personnel at 36%. The Company does not have, nor does it intend to develop, any consumer/payday loan or credit services products bearing an effective interest and fee rate of 36% per annum or less, as the Company believes the losses and servicing costs associated with lending to the Company's traditional customer base would exceed the revenue produced at that rate. As a result, the Company does not have a loan product to offer active military personnel.

In connection with credit services/consumer loan transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z promulgated thereunder). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the finance charges associated with consumer loan and credit services transactions.

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

The Money Laundering Suppression Act of 1994 added a section to the Bank Secrecy Act requiring the registration of “money services businesses” that engage in check cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler's checks and similar instruments. The purpose of the registration is to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The regulations require money services businesses to register with the Treasury Department by filing a form, adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”), and to re-register at least every two years thereafter. The regulations also require that a money services business maintain a list of names and addresses of, and other information about, its agents and that the list be made available to any requesting law enforcement agency (through FinCEN). The agent list must be updated annually. Currently, check cashing is the only product offered by the Company which is subject to such money services regulations.

In March 2000, FinCEN adopted additional regulations, implementing the Bank Secrecy Act that also address money services businesses. These regulations require money services businesses, such as the Company, to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions - one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds; (2) are designed to evade the requirements of the Bank Secrecy Act; or (3) appear to serve no business or lawful purpose.

Under the USA PATRIOT Act passed by Congress in 2001 and revised in 2006, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls; (2) the designation of a compliance officer; (3) an ongoing employee-training program; and (4) a review function to test the program.

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

The federal Fair and Accurate Credit Transactions Act (“FACTA”) requires the Company to adopt written guidance and procedures for detecting, preventing and responding appropriately to mitigate identity theft and to adopt various coworker policies, procedures, and provide coworker training and materials that address the importance of protecting nonpublic personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate.

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. It is the Company's policy to implement and maintain safeguards to discourage these practices by its employees and follow Company standards of conduct for its business throughout the U.S. and Mexico, including the prohibition of any direct or indirect payment or transfer of Company funds or assets to suppliers, vendors, or government officials in the form of bribes, kickbacks or other payoffs.

Each pawn lending location that handles firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms. As of December 31, 2013, the Company had 95 locations in the U.S. which handle firearms.

U.S. State and Local Regulations

The Company operates pawn stores in 12 U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, which include Texas, Indiana, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C., Colorado, Kentucky, Nebraska, Wyoming and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. Certain jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state. The Company provides an interest-free layaway plan for its pawn customers that complies with applicable state law.

Under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with reports of all daily transactions involving pawns and over-the-counter merchandise purchases. These daily transaction reports are designed to provide local law enforcement officials with a detailed description of the merchandise involved, including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. Goods held to secure pawns or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners. Historically, the Company has not found the volume of the claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners.

The Company offers a credit services product in the state of Texas. In Texas, First Cash Credit, Ltd., a wholly-owned subsidiary, operates as a registered credit services organization as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term extension of credit from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer's right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd. credit services location must be registered as a credit services organization and pay a registration fee. In May of 2011, in the state of Texas, legislation was enacted and became effective in 2012 to further regulate credit services businesses in the state, which includes the Company's CSO Program. The 2011 law creates an expanded regulatory framework under which Credit Access Businesses (“CAB”) may provide credit services products. The regulations provide that CAB be licensed, regulated and audited by the State's Office of the Consumer Credit Commissioner. The law also provides for enhanced disclosures to customers regarding credit services products.

Local ordinances increasing the regulation of credit services products offered in the Texas cities of Austin and Dallas became effective in 2012 and in San Antonio in 2013. Among other things, these new city ordinances limit the amount of credit extended under a credit services transaction based on the customer’s gross income, limit the number of refinancing, renewal or installment payments and provide for mandatory reductions of principal with each refinancing, renewal or installment payment. The Company experienced a significant reduction of credit services transaction volumes upon such ordinances becoming effective. As described in Note 5 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" herein, the Company elected to discontinue operations at seven consumer loan stores in these markets in 2012. Similar ordinances were recently enacted in the Texas cities of Houston and El Paso to become effective in 2014. The Company currently has 15 consumer loan and pawn stores offering credit services products located in Houston, which generated approximately $3,800,000 in net revenue from credit services for the twelve months ended December 31, 2013, and 11 pawn stores located in El Paso, which generated approximately $500,000 in net revenue from credit services over the same period. The Company has not made a determination regarding the expected impact on the operations or profitability of these stores when the Houston and El Paso ordinances become fully effective in 2014.

Legislation and/or regulations relating to pawn loans, credit services, installment loans and other consumer loan products has been either proposed, is still pending or has been recently enacted in several state legislatures and/or city councils, including jurisdictions in Texas, where the Company has pawn and credit services operations. In general, such legislation lowers the maximum allowable interest rates on loans and/or significantly restricts the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products less profitable and could restrict or even eliminate the availability of consumer loan, pawn loan and credit services products in some or all of the states in which the Company offers such products.

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

The Company cannot currently assess the likelihood of any other proposed legislation or regulations, such as those described above, which could be enacted; however, if such legislation or regulations were enacted in certain jurisdictions, it could have a materially adverse impact on the revenue and profitability of the Company.

Mexico Federal Regulations

The pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies. In addition, federal law in Mexico provides for administrative regulation of the pawnshop industry by the Federal Consumer Protection Bureau ("PROFECO"), Mexico's primary federal consumer protection agency, which requires the Company to register its pawn store locations and loan contracts and to disclose the interest rate and fees charged on pawn and consumer loan transactions.

PROFECO also regulates the form and terms of pawn loan contracts and defines certain operating standards and procedures for pawnshops, including the retail operations. In January 2013, federal legislation in Mexico was signed into law which conveyed additional regulatory authority to PROFECO regarding the pawn industry. The 2013 legislation requires all pawn businesses to register with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions. There are significant fines and sanctions for failure to comply with the new regulations. The Company believes it complies with the regulations and these regulations will have limited impact on its operations or profitability. In fiscal 2013, approximately 55% of the Company's revenue was derived from its Mexican operations.

 Effective in November 2013, the federal government of Mexico enacted new anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources, which require reporting of certain transactions (or series of transactions) which exceed certain monetary limits, stricter maintenance of customer identification records and controls, and reporting of all foreign (non-Mexican) customer transactions. This law affects all industries in Mexico and the intent is to protect Mexico’s financial system and to detect all commercial activities arising from illicit or ill-gotten means though bilateral cooperation between Mexico’s Ministry of Finance and Public Credit (SAT or Hacienda), and Mexico’s Attorney General’s Office (PGR). The Law restricts the use of cash in certain transactions associated with high-value assets, to prevent organized crime from placing a high volume of cash from its criminal activity in the formal economy, as well as limiting, to the extent possible, the performance of money laundering activities protected by the anonymity that cash transactions provide. The Law empowers the Hacienda to oversee and enforce this regime and to follow up on the information received from other agencies in Mexico and abroad. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting by the Company to Hacienda and the PGR on “vulnerable activities,” which encompass pawn transactions (of cash or credit) exceeding $103,000 MXN, retail of precious metals exceeding $52,000 MXN, and retail transactions of precious metals exceeding $207,000 MXN are prohibited. There are significant fines and sanctions for failure to comply with the new regulations.

In January 2012, new terms of the Federal Personal Information Protection Act (“Privacy Law”) went into effect, which require companies to protect their customers’ personal information. Specifically, the Privacy Law requires that the Company inform its customers whether the Company shares the customer’s personal information with third parties, or transfers personal information to third parties. It also requires public posting (both on-line and in-store) of the Company’s privacy policy, which includes a process for the customer to revoke any previous consent granted to the Company for the use of the customer’s personal information, or limit the use or disclosure of such information.

Mexico State and Local Regulations

Certain state and local governmental entities in Mexico also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. For example, effective January 2014, the State of Mexico (where the Company operates 74 stores) enacted legislation which requires state permits for all pawn stores to operate, certification of employees as trained in valuation of merchandise, and stricter customer identification controls. State and local agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory, licensing and permitting issues.

Employees

The Company had approximately 7,100 employees as of December 31, 2013, including approximately 500 persons employed in executive, supervisory, administrative and accounting functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Both pawn and other consumer loan products continue to come under increased regulation and scrutiny. If changes in regulations affecting the Company's pawn, credit services and consumer loan businesses create increased restrictions, or have the effect of prohibiting loans in the jurisdictions where the Company offers these products, such regulations could materially impair or reduce the Company's pawn, credit services and consumer loan businesses and limit its expansion into new markets.

The Company's products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields, loan fees and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company's business activities. Both consumer loans, and to a lesser extent, pawn loans, have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and require the Company to offer an extended payment plan to its customers, and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or consumer loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn loans, consumer loans and credit services products to consumers. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation, and there can be no assurance that additional legislative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company's ability to offer certain consumer loan products.

In Mexico, similar restrictions and regulations affecting the pawn and consumer loan industries, including licensing restrictions, customer identification requirements, suspicious activity reporting, disclosure requirements and limits on interest rates and/or loan service fees, have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of pawn and consumer finance at some or all of the Company's locations, which would adversely affect the Company's operations and financial condition.

For example, the Texas cities of Houston, El Paso and Bryan where the Company operates 27 stores, recently enacted city ordinances that will constrain its ability to provide credit services products in these cities. Also, due in part to the enactment of similar city ordinances focused on the short-term consumer loan industry, the Company recently closed 7 of its consumer loan stores located in the cities of Austin, Texas and Dallas, Texas. In 2013, the City of San Antonio, Texas enacted a local ordinance regulating the consumer loan industry. Local jurisdictions are also increasingly using local zoning, permitting and licensing laws to restrict and regulate pawn store operations and short-term consumer lending. The state of Texas has laws affirmatively authorizing and imposing requirements on short-term consumer lending, including legislation that became effective at the beginning of 2012. The Company is closely monitoring proposed legislation being discussed in Texas relating to consumer loan products and services similar to the products and services it offers.

The extent of the impact of any future legislative or regulatory changes will depend on the nature of the legislative or regulatory change, the jurisdictions to which the new or modified laws would apply and the amount of business the Company does in that jurisdiction. Moreover, similar actions by states or foreign countries in which the Company does not currently operate could limit its opportunities to pursue its growth strategies. A more detailed discussion of the regulatory environment and current developments and risks to the Company is provided in “Business - Governmental Regulation” below.

Media reports and public perception of consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company's consumer loan, credit services and pawn businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on consumer loans, including payday advances and pawn loans.

The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. These consumer advocacy groups and media reports typically characterize pawn and/or consumer loans as predatory or abusive despite the large customer demand for payday advances or pawn loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for consumer loan products could significantly decrease, which could materially affect the Company's results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a material adverse effect on the Company's financial condition and results of operations.

The Consumer Financial Protection Bureau that was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has announced the commencement of regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company, but the full extent of the nature, extent and timing of such exercise of these powers is unclear. Such exercise of power over the Company could be burdensome and expensive to the Company and could force the Company to modify or terminate some of its short-term consumer lending products in the U.S.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) created the CFPB and granted it explicit supervisory authority to examine and require registration of non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company, the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive” and hence unlawful, and the authority to impose recordkeeping obligations. The CFPB became operational in certain respects in July 2011, although it did not have the ability to oversee and exercise its full authority over non-depository institutions and implement related rules until a permanent director was installed. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment may be subject to legal challenge, the CFPB has announced that it will exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company. The Company does not currently know the nature and extent of the rules the CFPB will consider for consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules.

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

On April 24, 2013, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings.” The report discusses the initial findings of the CFPB regarding short-term payday loans and deposit account advance loans. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also noted that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances. The CFPB asserted that, based on the data gathered to date and the potential for consumer harm, “further attention is warranted to protect consumers” and that the CFPB “expects to use its authorities to provide such protections.” The CFPB report did not focus on online lending, but the CFPB did indicate that it is separately analyzing the use of online payday loans. Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules making short-term consumer lending products and services materially less profitable or even impractical to offer, which could force the Company to modify or terminate certain of its product offerings in the United States. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules could have a material adverse effect on the Company's business, results of operations and financial condition or could make the continuance of all or part of the Company's current U.S. business impractical or unprofitable.

In addition to the Dodd-Frank Act's grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB's own rules). For instance, pursuant to the Dodd-Frank Act, the CFPB is granted primary supervisory, regulatory and enforcement authority of Fair Credit Reporting Act issues. It is not clear how the CFPB will exercise its supervisory, regulatory and enforcement authority for federal consumer financial laws like the Fair Credit Reporting Act, and it is possible that the CFPB’s approach may differ from the approach previously taken by other regulators. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1,000,000 per day for knowing violations. Also, if a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

Adverse gold market fluctuations could negatively affect the Company's profits.

The Company’s profitability could be adversely impacted by gold market fluctuations. Approximately 39% of the Company's pawn loans were collateralized with jewelry, which is primarily gold, and 34% of its inventories, also primarily gold, as of December 31, 2013, and the Company sells significant quantities of gold and other precious metals acquired through collateral forfeitures or direct purchases from customers. In addition to normal market risks associated with accepting gold as loan collateral and buying and selling gold, the current global economic conditions have increased the volatility of commodity markets such as those for gold and other precious metals. A significant and sustained decline in gold and/or other precious metal prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items.

Risks and uncertainties related to the Company's foreign operations could negatively impact the Company's operating results.

As of December 31, 2013, the Company had 597 store locations in Mexico, a country in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest, enforcement of property rights, governmental regulations, public safety and security and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in Mexico which are beyond the Company's control, which could restrict or eliminate the Company's ability to operate some or all of its locations in Mexico or significantly reduce customer traffic, product demand and the expected profitability of such operations.

The Company's allowance for credit losses for credit services and consumer loans may not be sufficient to cover actual credit losses, which could adversely affect its financial condition and operating results.

The Company's consumer loan and pawn stores in Texas offer a fee-based credit services organization (“CSO”) program (the “CSO Program”) through which the Company assists customers in applying for short-term extensions of credit from an independent non-bank consumer lending company (the “Independent Lender”). When an extension of credit is granted, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the customer's extension of credit. The Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The Company also has customer loans arising from its consumer loan operations. The Company is required to recognize losses resulting from the inability of credit services and consumer loan customers and/or borrowers to repay such receivables or loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its consumer loan operations. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change, especially in the event of a change in the governmental regulations that affect the Company's ability to generate new loans or collect outstanding loans. If the Company's assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio, which could adversely affect its financial condition and operating results.

The failure or inability of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company's credit services operations depend, in part, on the willingness and ability of the Independent Lender to make extensions of credit to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new extensions of credit and to maintain volumes, quality and consistency in its loan programs could cause the Company to lose customers and substantially decrease the revenue and earnings of the Company's credit services business. In addition, the Company's lending, pawn retail, scrap jewelry and cash management operations are dependent upon the Company's ability to maintain retail banking relationships with commercial banks. As discussed in greater detail in the following risk factor, recent actions by federal regulators have caused certain commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other companies in the Company's industry. The Company also relies significantly on outside vendors to provide services such as financial transaction processing, utilities, store security, armored transport, precious metal smelting, data and voice networks, and other information technology products and services. One bank affiliate recently notified the Company that it intends to cease providing credit card processing services to the Company. The failure or inability of any of these third-party lenders, financial institutions or vendors to provide such services could limit the Company's ability to grow its business and could increase the Company's costs of doing business, which could adversely affect the Company's operations if the Company is unable to replace them with comparable service providers at a comparable cost.

An inability to disburse consumer loan proceeds or collect consumer loan payments through the Automated Clearing House ("ACH") system would materially adversely affect the Company's consumer loan business.

When making consumer loans, the Company's online consumer loan business in Texas uses the ACH system to deposit loan proceeds into its customers’ bank accounts, and both the Company's online and storefront consumer loan businesses, including loans made through the CSO Program, depend all or in part on the ACH system to collect amounts due to the Company by withdrawing funds from its customers’ bank accounts when the Company has obtained written authorization to do so from its customers. The Company's ACH transactions are processed by banks, and if these banks cease to provide ACH processing services to the Company, the Company would have to materially alter, or possibly discontinue, some or all of its consumer loan business if alternative ACH processors are not available.

It has been reported that recent actions by the U.S. Department of Justice (the “Justice Department”), the Federal Deposit Insurance Corporation (the “FDIC”) and certain state regulators appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan providers that they believe are operating illegally, cutting off these providers’ access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department has issued subpoenas to banks and payment processors and the FDIC and other regulators are said to be using bank oversight examinations to discourage banks from providing access to the ACH system to certain online lenders. Recently, the Department of Financial Services of the State of New York (the "NY DFS"), sent letters to approximately 35 online short-term consumer loan companies (that did not include the Company as the Company does not offer consumer loans in New York) demanding that they cease and desist offering illegal payday loans to New York consumers and also sent letters to over 100 banks, as well as the National Automated Clearing House Association ("NACHA") (which oversees the ACH network), requesting that they work with the NY DFS to cut off ACH system access to New York customer accounts for illegal payday lenders. NACHA, in turn, has requested that its participants review origination activity for these 35 online short-term consumer loan companies and to advise NACHA whether it has terminated these lenders’ access to the ACH system or, if not, the basis for not doing so. NACHA also requested that participants review ACH origination activities related to other online loan companies and to terminate any ACH system access that would violate NACHA rules, which would include, according to NACHA, any authorizations to use the ACH system to pay illegal loans that are unenforceable under state law. Maryland’s Division of Financial Regulation also has been reported to have taken steps to stop banks in Maryland from processing illegal payday loans in its state, and the California Department of Business Oversight similarly directed state-licensed banks and credit unions to monitor transactions with any unlicensed lenders.

This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has the potential to cause banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether that lender is complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. In addition, NACHA has certain operating rules that govern the use of the ACH system. In November 2013, NACHA proposed amendments to these rules that, if adopted, would be effective in March 2015 and would establish limitations on ACH return rates and impose fees on certain ACH returns. If these amendments are adopted in their current form, the Company's access to the ACH system could be restricted, ACH costs could increase and the Company could be required to make changes to its business practices.

There can be no assurance the Company's access to the ACH system will not be impaired as a result of this heightened scrutiny or the proposed NACHA rule amendments. If this access is impaired, the Company's consumer loan business will be materially adversely affected and the Company may find it difficult or impossible to continue some or all of its consumer loan business, which could have a material adverse effect on the Company's business, prospects and results of operations and financial condition.

Increased competition from banks, savings and loans, internet-based lenders, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company's results of operations.

The Company's principal competitors are other pawnshops, consumer loan companies, internet-based lenders, consumer finance companies, rent-to-own stores, retail finance programs, payroll lenders and other financial institutions that serve the Company's primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company's traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company's business could result in a decrease in the number of consumer loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, online classified advertising sites and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company's retail operations. In Mexico, the Company competes directly with certain pawn stores owned by government affiliated or sponsored non-profit foundations. The government could take actions that would harm the Company's ability to compete in the Mexico market.

A sustained deterioration of economic conditions or an economic crisis could reduce demand or profitability for the Company's products and services and increase credit losses which would result in reduced earnings.

The Company's business and financial results may be adversely impacted by sustained unfavorable economic conditions or unfavorable economic conditions associated with a global or regional economic crisis which, in either case, include adverse changes in interest or tax rates, effects of government initiatives to manage economic conditions and increased volatility of commodity markets and foreign currency exchange rates. Specifically, a sustained or rapid deterioration in the economy could cause deterioration in the performance of the Company's loan portfolios and in consumer or market demand for pre-owned merchandise or gold such as that sold in the Company's pawnshops. A sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins. An economic slowdown also could result in a decrease in loan demand and an increase in loan defaults on consumer loan and credit services products. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce consumer loan balances and related revenue and credit services fees, and could face more difficulty in collecting defaulted consumer loans, which could lead to an increase in loan losses. As consumer loans and credit services customers generally have to be employed to qualify for a loan or extension of credit, an increase in the unemployment rate would reduce the number of potential customers.

The Company's financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Mexico.
During the global economic crisis of 2008 and the continued aftermath, the volatility of the exchange rate of the Mexican peso to the U.S. dollar has increased significantly. The Company derives significant revenue, earnings and cash flow from operations in Mexico. The Company's exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Company's consolidated financial statements, as well as from transaction exposure associated with transactions and assets denominated in currencies other than the Company's functional currency. While the Company's consolidated financial statements are reported in U.S. dollars, the financial statements of the Company's Mexican subsidiaries are prepared using the Mexican peso as the functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Mexican peso could cause significant fluctuations in the value of the Company's assets, liabilities and operating results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent receipts and expenditures are not offsetting in the subsidiary's functional currency. The costs of doing business in foreign jurisdictions also may increase as a result of adverse rate fluctuations. In addition, changes in currency rates could negatively affect customer demand, especially in Mexico and in U.S. stores located along the Mexican border. The Company's Mexican-based subsidiaries experience foreign currency exposure to the extent monetary assets and liabilities, including debt, are in U.S. dollars, rather than the subsidiaries' functional currency, which is the Mexican peso.

A decrease in demand for the Company's products and services and the failure of the Company to adapt to such decreases could adversely affect results.

Although the Company's products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability and pricing of competing products, changes in customers' financial conditions, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers' demand for, or regulatory access to, its products, the Company's revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company's business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan products and services it offers due to regulatory developments. Demand may also fluctuate by geographic region. The current geographic concentration of the Company's stores creates exposure to local economies and regional downturns. As of December 31, 2013, the Company had significant store concentration in Mexico, Texas, Colorado and Maryland. As a result, the business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and the Company is vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company's revenues and profitability.

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

The Company's bank line of credit contains a number of customary negative covenants and requires the Company to maintain certain financial ratios. The covenants and restrictions contained in the credit facility could limit the Company's ability to fund future operations or make capital expenditures, acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under the Company's credit facility, entitling the lenders to, among other things, terminate future credit availability, increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under the credit facility. Any such default could materially adversely affect the Company's business, prospects, results of operations and financial condition and could impair the Company's ability to continue current operations.

Failure to satisfy the Company's debt obligations could have a material adverse effect on the Company's business.

At December 31, 2013, the Company had $182,000,000 outstanding on its bank line of credit. At December 31, 2013, the Company had notes payable to individuals arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $6,531,000 bearing interest at 4.0% per annum and the Company had a note payable arising from a 29-store pawn acquisition in January 2012 with a remaining balance of $1,821,000 bearing interest at 3.0% per annum. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements, it would default under the terms of the applicable agreement or indenture. Any such default could result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of its other debt agreements under applicable cross-default provisions. Any such default could materially adversely affect the Company's business, prospects, results of operations and financial condition and could impair the Company's ability to continue current operations.

The Company's business depends on the uninterrupted operation of the Company's facilities, systems and business functions, including its information technology and other business systems.

The Company's business depends highly upon its employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating and securing its retail locations, internet support, call centers, and other administrative support functions. Additionally, the Company's storefront operations depend on the efficiency and reliability of the Company's point-of-sale system. A shut-down of or inability to access the facilities in which the Company's online operations, storefront point-of-sale and loan management system and other technology infrastructure are based, such as a power outage, a security breach, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company's ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collection activities, or perform other necessary business functions.

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company's operations or lead to reputational damage.

A security breach of the Company's computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that result in the unauthorized release of its users’ personal information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company's reputation, and a loss of confidence in the Company's security measures, which could harm its business. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company's systems and could harm relationships with the Company's suppliers, which could have a material adverse effect on the Company's business. Actual or anticipated attacks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks.

Most of the Company's customers provide personal information, including bank account information when applying for consumer loans. The Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised.

In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company's customers and its business and could result in a loss of customers, suppliers, or revenue.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act (the “FAA”) could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes dispute arbitration provisions in many of its customer loan agreements. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court. The Company's arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company's arbitration agreements, if enforced, have the effect of mitigating class action liability. They do not have any impact on regulatory enforcement proceedings. The Company takes the position that the FAA requires the enforcement in accordance with their terms of arbitration agreements containing class action waivers of the type the Company uses.
In the past, a number of courts, including the California and Nevada Supreme Courts, concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. However, in April 2011, the U.S. Supreme Court ruled in a 5-4 decision in AT&T Mobility v. Concepcion that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers.
The Company's arbitration agreements differ in some respects from the agreement at issue in Concepcion, and some courts have continued in the aftermath of Concepcion to find reasons to find arbitration agreements unenforceable. Thus, it is possible that one or more courts hostile to the Company's kind of lending and/or to pre-dispute mandatory consumer arbitration agreements could use the differences between the Company's arbitration agreements and the agreement at issue in Concepcion, or some other reason, as a basis for a refusal to enforce the Company's arbitration agreements. Additionally, Congress has considered legislation that would generally limit or prohibit mandatory dispute arbitration in consumer contracts, and it has adopted such prohibitions with respect to certain mortgage loans and certain consumer loans to active-duty members of the military on active duty and their dependents. Also, Dodd-Frank directs the CFPB to study consumer arbitration and report to Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. The CFPB recently announced its proposal to conduct a nationwide telephone survey of credit card holders. Under Dodd-Frank, any CFPB rule prohibiting or limiting arbitration of disputes would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).
Any judicial decisions, federal legislation or CFPB rule that would impair the Company's ability to enter into and enforce dispute consumer arbitration agreements with class action waivers could significantly increase the Company's exposure to class action litigation as well as litigation in plaintiff‑friendly jurisdictions. Such litigation could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is subject to goodwill impairment risk.

At December 31, 2013, the Company had $251,241,000 of net goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company's acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying values of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. Should a review indicate impairment, a write-down of the carrying value of goodwill would occur, resulting in a non-cash charge, which could have an adverse effect on the Company's results of operations.

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

The Company has historically grown, in part, through strategic acquisitions, including the acquisition of 42 stores during 2013. The Company's strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company's ability to maintain relationships with customers, employees, or other third-parties or the Company's ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Failure to successfully integrate an acquisition would have an adverse effect on the Company's business, results of operations and financial condition. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company's investment.

Current and future litigation or regulatory proceedings could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

The Company has been subject to lawsuits that could cause it to incur substantial expenditures and generate adverse publicity. The Company is also likely to be subject to further litigation in the future (including class actions). The consequences of an adverse ruling in any current or future litigation could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate the Company's operations in particular states. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company's management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to the Company's operations. Adverse court interpretations of the various laws and regulations under which the Company operates could require the Company to alter the products that it offers or cease doing business in the jurisdiction where the court interpretation is applicable. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company's business, prospects, results of operations and financial condition and could impair the Company's ability to continue current operations. Besides regulation specific to consumer lending, which is discussed previously, the Company's pawn, credit services and consumer loan businesses are subject to other federal, state and local regulations, tax laws and import/export laws, including but not limited to the Dodd-Frank Act, Federal Truth and Lending Act and Regulation Z adopted under that Act, Fair Debt Collections Practices Act, Bank Secrecy Act, Money Laundering Suppression Act of 1994, USA Patriot Act, Gramm-Leach-Bliley Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Fair and Accurate Credit Transactions Act, Foreign Corrupt Practices Act and Brady Handgun Violence Prevention Act. In addition, the Company's marketing efforts and the representations the Company makes about its products and services are subject to federal and state unfair and deceptive practice statutes, including the Federal Trade Commission Act and analogous state statutes under which the Federal Trade Commission, state attorneys general or private plaintiffs may bring legal actions. If the Company is found to have engaged in an unfair and deceptive practice, it could have a material adverse effect on its business, prospects, results of operations and financial condition. The Company is also subject to similar applicable laws and regulations in Mexico as described further in “Business - Governmental Regulation” below.

Compliance with applicable laws and regulations is costly and can affect operating results and may result in operational restrictions. The Company's failure to comply with applicable laws and regulations could subject it to regulatory enforcement actions, result in the assessment against the Company of civil, monetary, criminal or other penalties, require the Company to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses, or cause damage to its reputation, brands and customer relationships, any of which could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

The Company is subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws, and the Company's failure to comply with these anti-corruption laws could result in penalties that could have a material adverse effect on its business, results of operations and financial condition.

The Company is subject to the FCPA, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although the Company has policies and procedures designed to ensure that it, its employees, agents, and intermediaries comply with the FCPA and other anti-corruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect the Company against liability for actions taken by its employees, agents, and intermediaries with respect to its business or any businesses that it may acquire. In the event that the Company believes, or has reason to believe, that its employees, agents, or intermediaries have or may have violated applicable anti-corruption laws, including the FCPA, the Company may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. The Company's continued operation and expansion outside the United States, especially in Mexico, could increase the risk of such violations in the future. If the Company is not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), the Company may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on its business, results of operations, and financial condition. Investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could harm the Company's reputation and could have a material adverse effect on its business, results of operations and financial condition.

Failure to maintain certain criteria required by state and local regulatory bodies could result in fines or the loss of the Company's licenses to conduct business.

Most states and many local jurisdictions both in the United States and in Mexico in which the Company operates, as well as the federal government in Mexico, require licenses to conduct the Company's business. These states or their respective regulatory bodies have established criteria that the Company must meet in order to obtain, maintain, and renew those licenses. For example, many of the states in which the Company operates requires it to meet or exceed certain operational, advertising, disclosure, collection, and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, the Company is subject to audits in these states to ensure it is meeting the applicable requirements to maintain these licenses. Failure to meet these requirements could result in various fines and penalties, which could include the revocation of existing licenses or the denial of new and renewal licensing requests. The Company cannot guarantee that future license applications or renewals will be granted. If the Company were to lose any of its licenses to conduct its business, it could result in the temporary or permanent closure of stores and online activities, which could adversely affect the Company's results of operations, cash flows and ability to service its debt obligations.

Adverse real estate market fluctuations and/or the inability to renew and extend store operating leases could affect the Company's profits.

The Company leases most of its locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations, thereby negatively impacting the Company's results of operations. The Company also holds certain developed and undeveloped real estate, which could be impacted by adverse market fluctuations. In addition, the inability of the Company to renew, extend or replace expiring store leases could have an adverse effect on the Company's results of operations.

The Company's lending business is somewhat seasonal, which causes the Company's revenues and operating cash flows to fluctuate and may adversely affect the Company's ability to service its debt obligations.

The Company's U.S. lending business typically experiences reduced demand in the first and second quarters as a result of its customers’ receipt of federal tax refund checks typically in February of each year. Demand for the Company's U.S. lending services is generally greatest during the third and fourth quarters. Also, retail sales are seasonally higher in the fourth quarter associated with holiday shopping. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in December in Mexico, which is associated with statutory Christmas bonuses received by customers. This seasonality requires the Company to manage its cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions could have a material adverse effect on the Company's business, prospects, results of operations and financial condition during these periods. If the Company's revenues were to fall substantially below what it would normally expect during certain periods, the Company's annual financial results and its ability to service its debt obligations could be adversely affected.

Inclement weather or natural disasters can adversely impact the Company's operating results.

The occurrence of weather events such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters adversely affecting consumer traffic and loan origination or collection activities at the Company's stores could have an adverse effect on the Company's results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. The Company maintains a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that the Company obtains vary from time to time, depending on availability, cost and management's decisions with respect to risk retention. The Company's insurance policies are subject to deductibles and exclusions that result in the Company's retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase the Company's expenses, which could harm the Company's results of operations and financial condition.

The Company's growth is subject to external factors and other circumstances over which it has limited control or that are beyond its control. These factors and circumstances could adversely affect the Company's ability to grow through the opening of new store locations.

The success of the Company's expansion strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions and suitable lease terms, its ability to attract, train and retain qualified unit associates and management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company's control. The failure to execute this expansion strategy would adversely affect the Company's ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

The Company’s reported results could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.
The Company prepares its financial statements in accordance with GAAP, and GAAP and its interpretations are subject to change over time. If new rules or interpretations of existing rules require the Company to change its financial reporting, the Company’s results of operations and financial condition could be materially adversely affected, and the Company could be required to restate historical financial reporting.

Unexpected changes in foreign tax rates could negatively impact the Company's operating results.

The Company currently derives a significant amount of its revenue from operations in Mexico. The Company's foreign subsidiaries accounted for approximately 55% of the Company's total revenues in 2013, and approximately 54% of the Company's total revenues in 2012. The Company's financial results may be negatively impacted to the extent tax rates in Mexico increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.

The international scope of the Company's operations may contribute to increased costs and negatively impact its operations.

Because international operations increase the complexity of an organization, the Company may face additional administrative costs in managing its business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively impact the Company's operations.

The impairment of other financial institutions could adversely affect the Company.

The Company has exposure to financial institutions used as depositories of its corporate cash balances. If the Company's counterparties and financial institutions become impaired or insolvent, this could have serious consequences to the Company's financial condition and results of operations. The Company also has exposure from time to time with counterparties with regard to its foreign currency forwards. These transactions expose the Company to credit risk in the event of default of its counterparty.

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

The success of the Company's business depends to a certain extent upon the value associated with its intellectual property rights. The Company owns the trademark “First Cash Financial Services,” which is registered in the United States and utilizes a similar trademark in Mexico. The Company has also developed a proprietary point of sale system for use in its stores. The Company relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect its intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company's intellectual property rights and trademarks could be substantial.

Because the Company maintains a significant supply of cash, loan collateral and inventories in its stores, the Company may be subject to employee and third-party robberies, theft and errors. The Company also may be subject to liability as a result of crimes at its stores.

The Company's business requires it to maintain a significant supply of cash, loan collateral and inventories in most of its stores. As a result, the Company is subject to the risk of robberies, theft and errors. Although the Company has implemented various programs in an effort to reduce these risks, maintain insurance coverage for robberies, theft and errors, and utilize various security measures at its facilities, there can be no assurance that robberies, theft and errors will not occur. The extent of the Company's cash, loan collateral and inventory losses or shortages could increase as it expands the nature and scope of its products and services. Robberies, theft and errors could lead to losses and shortages and could adversely affect the Company's business, prospects, results of operations and financial condition. It is also possible that violent crimes such as armed robberies may be committed at the Company's stores. The Company could experience liability or adverse publicity arising from such crimes. For example, the Company may be liable if an employee, customer, guard or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

A discussion of certain market risks is covered in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, the Company owned the real estate and buildings for 29 of its pawn stores and owned four other parcels of real estate. The Company's strategy is generally to lease, rather than purchase, space for its pawnshop and consumer loan locations, unless the Company finds what it believes is a superior location at an attractive price. As of December 31, 2013, the Company leased 919 store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store's profitability. The Company's leases expire on dates ranging between 2014 and 2045. All store leases provide for specified periodic rental payments ranging from approximately $900 to $25,000 per month as of December 31, 2013. For more information about the Company's pawn store locations, see "Item 1. Business-Locations and Operations."

The Company leases approximately 18,000 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires on May 31, 2015, provides for monthly rental payments of approximately $24,000. The Company leases approximately 21,400 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires on May 31, 2014, provides for monthly rental payments of approximately $5,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for administrative operations. The lease, which expires on February 28, 2018, provides for monthly rental payments of approximately $6,500.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company's common stock is quoted on the NASDAQ Global Select Market under the symbol “FCFS.” The following table sets forth the quarterly high and low sales prices per share for the common stock, as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$58.76	$58.40	$60.91	$64.06
Low	48.28	47.56	48.52	55.82

2012
High	$47.45	$43.97	$47.50	$49.64
Low	33.27	34.78	38.72	41.17

On February 21, 2014, there were approximately 46 stockholders of record of the Company's common stock.

No cash dividends have been paid by the Company on its common stock during fiscal 2012 and 2013. The dividend and earnings retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings, cash flows, and financial position. The Company's revolving credit facility contains provisions that allow the Company to pay cash dividends within certain parameters.

Recent Issuances of Common Stock

During the period from January 1, 2013, through December 31, 2013, the Company issued 573,498 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $17,047,000 (including income tax benefit). During 2013, the Company granted a total of 1,000 nonvested shares of common stock to certain executives of the Company and 8,000 of previously granted shares vested and were issued during fiscal 2013.

The transactions set forth in the above paragraph were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. With respect to issuances made pursuant to Rule 506 of Regulation D of the Securities Act, the Company determined that each purchaser was an “accredited investor” as defined in Rule 501(a) under the Securities Act. All sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above.

Issuer Purchases of Equity Securities

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During fiscal 2013, the Company repurchased 729,000 shares of its common stock at an aggregate cost of $38,692,000 and an average price of $53.07 per share and 771,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block purchases or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time. The following table provides information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during fiscal 2013:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2013	—	$—	—	1,500,000
February 1 through February 28, 2013	—	—	—	1,500,000
March 1 through March 31, 2013	—	—	—	1,500,000
April 1 through April 30, 2013	354,537	51.90	354,537	1,145,463
May 1 through May 31, 2013	374,596	54.17	374,596	770,867
June 1 through June 30, 2013	—	—	—	770,867
July 1 through July 31, 2013	—	—	—	770,867
August 1 through August 31, 2013	—	—	—	770,867
September 1 through September 30, 2013	—	—	—	770,867
October 1 through October 31, 2013	—	—	—	770,867
November 1 through November 30, 2013	—	—	—	770,867
December 1 through December 31, 2013	—	—	—	770,867
Total	729,133	$53.07	729,133

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2008, through December 31, 2013, with the cumulative total return on the NASDAQ Composite Index and a peer group index (whose returns are weighted according to their respective market capitalizations) over the same period (assuming the investment of $100 in the Company's common stock, the NASDAQ Composite Index, and the peer group on December 31, 2008 and assuming the reinvestment of all dividends on the date paid). The Company has chosen to change the performance index from that used in the Company’s 2012 Annual Report on Form 10-K, the 2012 peer group, to the 2013 peer group, which includes DFC Global Corp., because it believes that the 2013 peer group represents a better comparator group for the Company as DFC Global Corp. also operates pawnshops internationally. All of the five companies in the 2012 peer group are also included in the 2013 peer group. The 2013 peer group selected by the Company includes Cash America International, Inc., EZCORP, Inc., World Acceptance Corporation, Rent-A-Center, Inc., Aaron Rents, Inc. and DFC Global Corp. In addition, as a result of a change in the total return data made available to the Company through its vendor provider, the Company's performance graphs going forward will be using a comparable index provided by NASDAQ OMX Global Indexes. The information for the Nasdaq Composite (NDAQ US) index is provided only from December 31, 2008 through December 31, 2013, the last day this data was available by the Company's third-party index provider.

$350
$300
$250
$200
$150
$100
$50
$0
FCFS
2013 Peer Group
2012 Peer Group
Nasdaq Composite (NQUSBT)
Nasdaq Composite (NDAQ US)
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013

Item 6. Selected Financial Data

The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto in "Item 8. Financial Statements and Supplementary Data." The information below is derived from and qualified by reference to the Company's audited financial statements for each of the five years ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts and certain operating data)
Income Statement Data:
Revenue:
Retail merchandise sales	$367,187	$287,456	$236,797	$188,536	$150,942
Pawn loan fees	181,555	152,237	122,320	102,145	80,805
Consumer loan and credit services fees	43,781	48,692	46,876	44,919	38,567
Wholesale scrap jewelry revenue	68,325	103,706	108,004	81,357	78,548
Total revenue	660,848	592,091	513,997	416,957	348,862

Cost of revenue:
Cost of retail merchandise sold	221,361	167,144	142,106	109,149	87,080
Consumer loan and credit services loss provision	11,368	12,556	11,331	12,523	11,239
Cost of wholesale scrap jewelry sold	58,545	76,853	71,305	52,886	51,008
Total cost of revenue	291,274	256,553	224,742	174,558	149,327
Net revenue	369,574	335,538	289,255	242,399	199,535

Expenses and other income:
Store operating expenses	181,321	148,879	126,107	112,398	94,961
Administrative expenses	49,530	50,211	45,259	40,195	33,769
Depreciation and amortization	15,361	12,939	10,944	10,341	9,862
Interest expense, net	3,170	1,272	(142)	294	698
Total expenses and other income	249,382	213,301	182,168	163,228	139,290

Income from continuing operations before income taxes	120,192	122,237	107,087	79,171	60,245

Provision for income taxes	35,713	41,375	36,950	28,364	22,554

Income from continuing operations	84,479	80,862	70,137	50,807	37,691

Income (loss) from discontinued operations, net of tax	(633)	(503)	7,645	6,851	12,073
Net income	$83,846	$80,359	$77,782	$57,658	$49,764

	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data (Continued):
Net income per share:
Basic:
Income from continuing operations	$2.91	$2.80	$2.29	$1.68	$1.28
Net income	2.89	2.78	2.53	1.90	1.68
Diluted:
Income from continuing operations	2.86	2.72	2.23	1.64	1.25
Net income	2.84	2.70	2.47	1.86	1.65

Balance Sheet Data:
Inventories	$77,793	$65,345	$44,412	$47,406	$34,437
Pawn loans	115,234	103,181	73,287	70,488	53,719
CSO credit extensions held by independent third-party (1)	12,240	14,134	13,037	12,534	10,149
Consumer loans, net	1,450	1,879	858	995	971
Net working capital	241,461	210,280	175,073	170,376	101,295
Total assets	658,973	507,692	357,096	342,446	256,285
Long-term liabilities	195,853	124,126	6,319	9,820	8,555
Total liabilities	244,614	155,276	41,724	44,442	43,846
Stockholders' equity	414,359	352,416	315,372	298,004	212,439

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$106,718	$88,792	$80,375	$73,645	$85,213
Investing activities	(140,726)	(159,904)	(22,104)	(47,696)	(17,633)
Financing activities	54,644	49,525	(52,593)	13,649	(71,322)

Other Financial Data (2):
Pawn store annualized inventory turnover	3.6x	4.2x	4.2x	4.1x	4.3x
Average outstanding pawn loan	$107	$110	$102	$103	$101
EBITDA from continuing operations	$138,723	$136,448	$117,889	$89,806	$70,805
Free cash flow	$79,635	$49,626	$46,193	$31,612	$56,873

Location Counts (3):
Pawn stores	821	715	570	488	383
Credit services/consumer loan stores	85	99	101	107	146
	906	814	671	595	529

(1)
CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by the Independent Lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

(2)
The Company uses certain financial calculations such as EBITDA from continuing operations and free cash flow as factors in the measurement and evaluation of its operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items it does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in SEC rules. The Company uses these financial calculations in operating its business because the Company believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company presents these financial measures to investors because it believes they are useful to investors in evaluating the primary factors that drive its operating performance and because the Company believes they provide greater transparency into its results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating EBITDA from continuing operations and free cash flow are significant components in understanding and assessing its financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company's GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA from continuing operations and free cash flow as presented may not be comparable to other similarly titled measures of other companies. See “Non-GAAP Financial Information” for additional information about EBITDA from continuing operations and free cash flow.

(3)
Includes locations where consumer loans are provided through the Company's credit services organization program and excludes check cashing and consumer loan kiosks of the discontinued Cash & Go, Ltd. joint venture.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading operator of retail-based pawn and consumer finance stores in the United States and Mexico. The Company's primary business is the operation of pawn stores, which engage in retail sales, the purchase of secondhand goods as well as offer consumer finance services products. The Company's pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company's pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company's pawn stores offer consumer loans or credit services products. The Company's strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and acquisition opportunities as they arise.

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. The product mix in these stores varies by market. The Company considers the consumer loan and credit services products generated through these locations to be non-core, non-growth revenue streams.

Pawn operations accounted for approximately 93% of the Company's consolidated revenue from continuing operations during fiscal 2013. The Company's pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

Consumer loan and credit services revenue, which was approximately 7% of consolidated revenue from continuing operations for fiscal 2013, is derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the CSO Program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management's expectations of future credit losses. For an additional discussion of the credit loss provision and related allowances and accruals, see “-Results of Continuing Operations.”

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

The following table details selected operating metrics regarding the Company's loan products, inventories and store locations (1):

	Year Ended December 31,
	2013	2012	2011
Pawn loans at end of period, in thousands:
Large format pawn stores - U.S.	$65,471	$54,765	$40,877
Large format pawn stores - Mexico	48,963	47,512	31,748
Small format pawn stores - Mexico	555	629	418
Small format pawn stores - U.S.	245	275	244

Average pawn loans per location at end of period, in thousands:
Large format pawn stores - U.S.	$288	$298	$310
Large format pawn stores - Mexico	89	98	81

Pawn store inventories at end of period, in thousands:
U.S. stores	$40,910	$32,664	$23,745
Mexico stores	36,883	32,681	20,667

Average inventories per location at end of period, in thousands:
Large format pawn stores - U.S.	$178	$176	$178
Large format pawn stores - Mexico	66	66	52

Pawn store annualized inventory turnover	3.6x	4.2x	4.2x

Consumer loan balances and CSO extensions of credit at end of period, in thousands (2):
Consumer loan stores - U.S.	$5,472	$7,170	$7,065
Pawn stores - U.S.	7,666	8,378	6,371
Internet operations - U.S.	566	477	431
Consumer loan stores - Mexico	572	654	708

Average outstanding customer loan amount at end of period:
Pawn loan receivables - U.S.	$171	$185	$178
Pawn loan receivables - Mexico	71	75	66
CSO extensions of credit held by independent third-party lender - U.S. (3)	507	523	520
Consumer loan receivables - Mexico	91	86	78

(1)
Inventory and loan amounts for stores in Mexico are based on translating the Mexican peso to the U.S. dollar at the exchange rate as of each year end. The exchange rates used for December 31, 2013, 2012, and 2011 were 13.1 to 1, 13.0 to 1, and 14.0 to 1, respectively. See “-Non-GAAP Financial Information-Constant Currency Results” below.

(2)
Amounts shown represent the gross amount owed by customers before allowances. Active CSO Program extensions of credit outstanding from the independent third-party lender are not included on the Company's balance sheet.

(3)	Amounts shown represent the gross amount owed by customers before allowances. Excludes title loan amounts.

	Year Ended December 31,
	2013	2012	2011
Income statement items as a percent of total revenue:
Revenue:
Retail merchandise sales	55.6%	48.6%	46.1%
Pawn loan fees	27.4	25.7	23.8
Consumer loan and credit services fees	6.7	8.2	9.1
Wholesale scrap jewelry revenue	10.3	17.5	21.0

Cost of revenue:
Cost of retail merchandise sold	33.5	28.2	27.6
Consumer loan and credit services loss provision	1.7	2.1	2.2
Cost of wholesale scrap jewelry sold	8.9	13.0	13.9

Net revenues	55.9	56.7	56.3

Expenses and other income:
Store operating expenses	27.4	25.1	24.6
Administrative expenses	7.5	8.5	8.8
Depreciation and amortization	2.3	2.2	2.1
Interest expense, net	0.5	0.2	—

Income from continuing operations before income taxes	18.2	20.7	20.8
Provision for income taxes	5.4	7.0	7.2
Income from continuing operations	12.8	13.7	13.6

Retail merchandise sales gross profit margin	39.7%	41.9%	40.0%
Store operating profit margin	26.6	29.7	30.0

Discontinued Operations

In December 2013, the Company initiated a plan to discontinue the Cash & Go, Ltd. joint venture operation, which owns and operates 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. Cash & Go, Ltd. is a joint venture in which the Company owns a 50% interest through its direct 49.5% ownership interest and its 50% ownership of Cash & Go Management, LLC, which in turns owns a 1% interest in the joint venture. In connection with this decision to terminate the joint venture, the Company recorded a charge of $844,000, net of tax, or $0.03 per share, for the quarter ended December 31, 2013, which was reported as a loss from discontinued operations. The after-tax earnings from operations for Cash & Go, Ltd. were $211,000, or $0.01 per share, in fiscal 2013. Comparable after-tax earnings were $243,000, or $0.01 per share, in fiscal 2012 and $386,000 or $0.01 per share in fiscal 2011. The Company expects to wind down operations and liquidate the assets of Cash & Go, Ltd. over the first six months of fiscal 2014.

In September 2012, the Company closed 7 of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to city ordinances enacted during 2012, which significantly restricted the Company's ability to provide credit services products. The Company recorded a loss on disposal of $628,000, net of tax, or $0.03 per share, from these stores in fiscal 2012. The after-tax operating results from operations for these Texas stores were immaterial in fiscal 2012 and fiscal 2011.

The Company sold all 10 of its Illinois consumer loan stores in March 2011. The Company recorded a gain of $5,979,000, net of tax, or $0.19 per share, during fiscal 2011 from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share in fiscal 2011.

All revenue, expenses and income reported in these consolidated financial statements have been adjusted to reflect reclassification of these discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations as of December 31, 2013, were immaterial.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company's estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

Customer loans and revenue recognition - Receivables on the balance sheet consist of pawn loans and consumer loans. Pawn loans are collateralized by pledged tangible personal property. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan has an initial term of 30 days, which, depending on state law, can generally be extended from 30 to 60 days. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

The Company's pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawns and through purchases of used goods directly from the general public. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the precious metals to the buyer.

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

Credit loss provisions - The Company has determined that no allowance related to credit losses on pawn loans is required, as the fair value of the collateral is significantly in excess of the pawn loan amount. Under the CSO Program, letters of credit issued by the Company to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2013, was $13,992,000. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records in the consumer loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

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

Inventories - Inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the general public. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market; accordingly, inventory valuation allowances are established, if necessary, when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

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

Foreign Currency Transactions - The Company has significant operations in Mexico, where the functional currency for the Company's Mexican subsidiaries is the Mexican peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the average exchange rates occurring during the year-to-date period. Prior to translation, any U.S. dollar-denominated transactions of the Mexican-based subsidiaries are remeasured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses.

The Company's management reviews and analyzes certain operating results, in Mexico, on a constant currency basis because the Company believes this better represents the Company's underlying business trends. Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Results of Continuing Operations

Twelve Months Ended December 31, 2013, Compared to Twelve Months Ended December 31, 2012.

The following table details the components of the Company's revenue for the fiscal year ended December 31, 2013, as compared to the fiscal year ended December 31, 2012 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar increased 3%, from 13.2 to 1 during fiscal 2012 to 12.8 to 1 during fiscal 2013. The end-of-period value of the Mexican peso to the U.S. dollar decreased 1%, from 13.0 to 1 at December 31, 2012, to 13.1 to 1 at December 31, 2013. As a result of these currency exchange movements, revenue from Mexican operations translated into more U.S. dollars relative to the prior year, while net assets of Mexican operations as of year end translated into fewer U.S. dollars relative to the prior year end. While the strengthening of the Mexican peso positively increased the translated dollar-value of revenue, the cost of sales and operating expenses increased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See "Non-GAAP Financial Information-Constant Currency Results" below.

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$139,469	$104,289	$35,180	34%	34%
Pawn loan fees	79,398	63,640	15,758	25%	25%
Consumer loan and credit services fees	40,378	44,862	(4,484)	(10)%	(10)%
Wholesale scrap jewelry revenue	38,617	57,551	(18,934)	(33)%	(33)%
	297,862	270,342	27,520	10%	10%
International revenue:
Retail merchandise sales	227,718	183,167	44,551	24%	21%
Pawn loan fees	102,157	88,597	13,560	15%	12%
Consumer loan and credit services fees	3,403	3,830	(427)	(11)%	(14)%
Wholesale scrap jewelry revenue	29,708	46,155	(16,447)	(36)%	(36)%
	362,986	321,749	41,237	13%	10%
Total revenue:
Retail merchandise sales	367,187	287,456	79,731	28%	25%
Pawn loan fees	181,555	152,237	29,318	19%	17%
Consumer loan and credit services fees	43,781	48,692	(4,911)	(10)%	(10)%
Wholesale scrap jewelry revenue	68,325	103,706	(35,381)	(34)%	(34)%
	$660,848	$592,091	$68,757	12%	10%

Domestic revenue accounted for approximately 45% of the total revenue for fiscal 2013, while international revenue (from Mexico) accounted for 55% of total revenue for the same period.

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from the Independent Lender as of December 31, 2013, as compared to December 31, 2012 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at December 31,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$65,716	$55,040	$10,676	19%	19%
CSO credit extensions held by independent third-party (1)	12,240	14,134	(1,894)	(13)%	(13)%
Other consumer loans	832	1,149	(317)	(28)%	(28)%
	78,788	70,323	8,465	12%	12%
International:
Pawn loans	49,518	48,141	1,377	3%	3%
Other consumer loans	618	730	(112)	(15)%	(15)%
	50,136	48,871	1,265	3%	3%
Total:
Pawn loans	115,234	103,181	12,053	12%	12%
CSO credit extensions held by independent third-party (1)	12,240	14,134	(1,894)	(13)%	(13)%
Other consumer loans	1,450	1,879	(429)	(23)%	(23)%
	$128,924	$119,194	$9,730	8%	8%
Pawn inventories:
Domestic pawn inventories	$40,910	$32,664	$8,246	25%	25%
International pawn inventories	36,883	32,681	4,202	13%	14%
	$77,793	$65,345	$12,448	19%	19%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by the Independent Lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Retail Merchandise Sales Operations

The increased retail merchandise sales in the Company's pawn stores reflected new store contributions, maturation of existing stores and an increased mix of retail consumer hard good inventories (primarily consumer electronics, appliances and power tools), especially in Mexico. The gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 40% and the margin on wholesale scrap jewelry was 14% for fiscal 2013, compared to margins of 42% on retail merchandise sales and 26% on wholesale scrap jewelry for fiscal 2012. The decline in retail margins reflects the continued shift in the Company's consolidated retail product mix toward general merchandise inventory, which carry lower margins than retail jewelry items, especially in Mexico, coupled with a more promotional general retail environment in 2013.

Pawn inventories increased by 19% from December 31, 2012, to December 31, 2013, reflecting the growth in pawn loans receivable collateralized by general merchandise, store maturation and acquisition activity. At December 31, 2013, the Company’s pawn inventories, at cost, were composed of 34% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools and 15% other. As of December 31, 2012, the Company’s pawn inventories, at cost, were composed of: 39% jewelry (primarily gold jewelry held for sale), 40% electronics and appliances, 8% tools and 13% other. At December 31, 2013, and 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

Pawn Lending Operations

The increase in pawn loan fees was primarily the result of an increase in the average outstanding pawn receivables. Consolidated pawn receivables increased 12% as of December 31, 2013, primarily from store additions, compared to December 31, 2012. Pawn receivables increased 3% in Mexico and 19% in the U.S. as of December 31, 2013, compared to December 31, 2012. As of December 31, 2013, 61% of total pawn receivables were collateralized with hard good inventories (primarily consumer electronics, appliances and power tools) with the remaining 39% collateralized by jewelry compared to 57% and 43%, respectively, as of December 31, 2012. In Mexico, as of December 31, 2013, 87% of the Company’s pawn receivables were collateralized with hard goods, and 13% were collateralized with jewelry, compared to 83% and 17%, respectively, as of December 31, 2012. In the Company's U.S. stores, jewelry comprised 60% of pawn collateral as of December 31, 2013, compared to 65% as of December 31, 2012. Pawn receivables collateralized with hard good items increased 8% in Mexico and 2% in the U.S. from December 31, 2012 to December 31, 2013, while growth in pawn receivables collateralized with jewelry in both the U.S. and Mexico was dampened somewhat by lessened consumer demand and adjustments to the loan to value ratios reflecting the decline in gold prices. Consolidated same-store pawn receivables declined 6% in total, 7% in the U.S. and 4% in Mexico from December 31, 2012 to December 31, 2013. The consolidated annualized yield on pawn loans was 163% in fiscal 2013, compared to 168% in the prior year.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions for fiscal 2013 decreased 10%, compared to fiscal 2012. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which experienced a revenue decline of 14% during fiscal 2013. The Company attributes the decrease, in part, to increased regulation and competition in the Texas markets coupled with store closings. Payday loan-related products comprised 7% of total revenue during fiscal 2013.

The Company’s consumer loan and credit services loss provision was 26% of consumer loan and credit services fee revenue during fiscal 2013 and fiscal 2012. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $580,000, or 4.5% of the gross loan balance, at December 31, 2013, compared to $669,000, or 4.5% of the gross loan balance, at December 31, 2012, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $84,000, or 5.5% of the gross loan balance, at December 31, 2013, compared to $111,000, or 5.6% of the gross loan balance, at December 31, 2012.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations in fiscal 2013 decreased 34% compared to fiscal 2012. The volume of liquidated scrap jewelry decreased 22%, reflecting the continued decline in demand for gold buying services. The Company sold 42,000 ounces of gold during fiscal 2013, compared to 54,000 ounces sold during fiscal 2012. The average selling price for the 42,000 ounces of gold liquidated during fiscal 2013 was $1,423 per ounce, which generated a scrap gross profit margin of 14%, compared to the prior-year margin of 26%. Scrap jewelry profits accounted for 3% of net revenue (gross profit) during fiscal 2013, compared to 8% in fiscal 2012. The average market price of gold during fiscal 2013 decreased 16%, compared to fiscal 2012, while the ending price at December 31, 2013, had decreased 27% compared to December 31, 2012.

Combined Revenue Results

The overall increase in year-over-year revenue of 12% reflected a 25% increase in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired since January 1, 2012, increased by $29,419,000 in Mexico and $57,100,000 in the United States in fiscal 2013 compared to fiscal 2012. Excluding wholesale scrap jewelry sales, the Company’s same-store core revenue in pawn stores increased 8% on a consolidated basis from fiscal 2012 to fiscal 2013. Same-store core sales in Mexico increased 12%, offset by flat same-store core sales in the U.S. as compared to the prior year. Same-store wholesale scrap jewelry revenue decreased 44% in total, 48% in the U.S. and 41% in Mexico, reflecting lower gold prices and reduced volumes from customers selling gold to the Company. The Company believes it will continue to experience overall growth in pawn revenue in fiscal 2014 from acquisitions, the opening of new stores and maturation of existing stores.

Store Operating Expenses

Store operating expenses increased by 22% to $181,321,000 during fiscal 2013, compared to $148,879,000 during fiscal 2012, primarily as a result of the 12% increase in the weighted-average store count, which included a number of large, mature stores added through acquisitions and a 3% increase in the average value of the Mexican peso.

The net store profit contribution from continuing operations for fiscal 2013 was $175,573,000, which equates to a store-level operating margin of 27%, compared to $175,866,000 and 30% in the prior year, respectively. The decline in the store-level operating margin related primarily to the decrease in net revenue from jewelry scrapping.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses decreased 1% to $49,530,000 during fiscal 2013, compared to $50,211,000 during fiscal 2012, primarily due to reduced incentive compensation expense related to lower gross margins and operating profits in non-core product categories, offset by a 12% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth. As a percentage of revenue, administrative expenses decreased from 8% during fiscal 2012 to 7% during fiscal 2013.

Interest expense increased to $3,492,000 during fiscal 2013, compared to $1,488,000 for fiscal 2012, reflecting increased borrowing levels under the Company's bank credit facility.

For fiscal 2013 and 2012, the Company’s effective federal income tax rates were 29.7% and 33.8%, respectively. In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company's intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Accordingly, under current U.S. income tax law, the undistributed earnings of the foreign subsidiaries should not be subject to U.S. federal income tax beginning in July 2013. The Company recognized an estimated one-time net income tax benefit of approximately $3,979,000 in 2013 related primarily to changes in deferred tax assets and liabilities, net of certain one-time U.S. tax liabilities, associated with the terminated election. Excluding the one-time net benefit, the consolidated tax rate for fiscal 2013 was 33.0%, compared to an effective rate of 33.8% in fiscal 2012. The Company expects the effective rate going forward to be in a range of approximately 32% to 33%.

Income from continuing operations increased 4% to $84,479,000 during fiscal 2013 compared to $80,862,000 during fiscal 2012. Net income was $83,846,000 during fiscal 2013, compared to $80,359,000 during fiscal 2012, which included the results of discontinued operations.

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

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$104,289	$82,497	$21,792	26%	26%
Pawn loan fees	63,640	52,085	11,555	22%	22%
Consumer loan and credit services fees	44,862	42,189	2,673	6%	6%
Wholesale scrap jewelry sales	57,551	56,091	1,460	3%	3%
	270,342	232,862	37,480	16%	16%
International revenue:
Retail merchandise sales	183,167	154,300	28,867	19%	26%
Pawn loan fees	88,597	70,235	18,362	26%	34%
Consumer loan and credit services fees	3,830	4,687	(857)	(18)%	(13)%
Wholesale scrap jewelry sales	46,155	51,913	(5,758)	(11)%	(11)%
	321,749	281,135	40,614	14%	20%
Total revenue:
Retail merchandise sales	287,456	236,797	50,659	21%	26%
Pawn loan fees	152,237	122,320	29,917	24%	29%
Consumer loan and credit services fees	48,692	46,876	1,816	4%	4%
Wholesale scrap jewelry sales	103,706	108,004	(4,298)	(4)%	(4)%
	$592,091	$513,997	$78,094	15%	18%

Domestic revenue accounted for approximately 46% of the total revenue for fiscal 2012, while international revenue (from Mexico) accounted for 54% of total revenue for the same period.

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from the Independent Lender as of December 31, 2012, as compared to December 31, 2011 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at December 31,				Constant Currency
	2012	2011	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$55,040	$41,121	$13,919	34%	34%
CSO credit extensions held by independent third-party (1)	14,134	13,037	1,097	8%	8%
Other consumer loans	1,149	63	1,086	1,724%	1,724%
	70,323	54,221	16,102	30%	30%
International:
Pawn loans	48,141	32,166	15,975	50%	39%
Other consumer loans	730	795	(65)	(8)%	(15)%
	48,871	32,961	15,910	48%	38%
Total:
Pawn loans	103,181	73,287	29,894	41%	36%
CSO credit extensions held by independent third-party (1)	14,134	13,037	1,097	8%	8%
Other consumer loans	1,879	858	1,021	119%	113%
	$119,194	$87,182	$32,012	37%	33%
Pawn inventories:
Domestic pawn inventories	$32,664	$23,745	$8,919	38%	38%
International pawn inventories	32,681	20,667	12,014	58%	47%
	$65,345	$44,412	$20,933	47%	42%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by the Independent Lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

Retail Merchandise Sales Operations

On a constant currency basis, store-based retail sales increased by 26% in both the U.S. and Mexico during fiscal 2012, which reflected continued store maturation and an increased mix of consumer hard good inventories (primarily consumer electronics and power tools). The retail merchandise margin, which excludes scrap jewelry sales, was 42% for fiscal 2012, compared to 40% in the prior year. The two percentage point gross margin increase was driven by retail demand, optimizing loan to value ratios on collateral items and better buying of merchandise.

During fiscal 2012, pawn inventories increased from the prior year by 42% on a constant currency basis. The increase reflected a higher store count compared to the prior year and same-store inventory growth. As of December 31, 2012, the Company’s pawn inventories, at cost, were composed of: 39% jewelry (primarily gold jewelry held for sale), 40% electronics and appliances, 8% tools and 13% other. As of December 31, 2011, the Company’s pawn inventories, at cost, were composed of: 41% jewelry (primarily gold jewelry held for sale), 38% electronics and appliances, 8% tools and 13% other. As of December 31, 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year, compared to 98% and 2%, respectively, as of December 31, 2011.

Pawn Lending Operations

During fiscal 2012, revenue from pawn loan fees increased 29% on a constant currency basis, which was composed of a 22% increase in the United States and a 34% increase in Mexico (on a constant currency basis) compared to the prior-year period. The increase was primarily the result of an increase in the average outstanding pawn receivables and an increase in the effective yield on the pawn portfolio. Consolidated pawn receivables increased 41% (36% on a constant currency basis) as of December 31,

2012. In Mexico, pawn receivables increased 50% (39% on a constant currency basis), driven by 20% same-store receivable growth and the continued increase in store counts. Pawn receivables in the U.S. increased by 34% compared to the prior year, primarily driven by store count growth. The consolidated annualized yield on pawn loans was 168% in fiscal 2012, compared to 164% in fiscal 2011.

Consumer Lending Operations

Fiscal 2012 service fees from consumer loans and credit services transactions increased 4%, on a constant currency basis, compared to fiscal 2011. This growth was primarily generated by revenues from the June 2012 acquisition of Mister Money, which offers payday loans as a minor ancillary product in their large format, full-service pawn stores. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which had revenue growth of less than 2% during 2012. Including the acquisition of Mister Money, payday loan-related products comprised less than 9% of total revenue for fiscal 2012.

The Company’s consumer loan and credit services loss provision was 26% of consumer loan and credit services fee revenue during fiscal 2012, compared to 24% in fiscal 2011. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $669,000, or 4.5% of the gross loan balance, at December 31, 2012, compared to $765,000, or 5.5% of the gross loan balance, at December 31, 2011, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $111,000, or 5.6% of the gross loan balance, at December 31, 2012, compared to $44,000, or 4.9% of the gross loan balance, at December 31, 2011.

Wholesale Scrap Jewelry Operations

In fiscal 2012, scrap jewelry sales decreased 4% compared to the prior year, which reflected an 11% increase in the weighted-average selling price per ounce of scrap gold offset by a 15% decrease in the quantity of scrap gold sold. The decline in scrap quantity reflects an increased mix of non-jewelry loans in Mexico and less traffic from customers looking to sell gold. The total volume of gold scrap jewelry sold in fiscal 2012 was approximately 54,000 ounces at an average cost of $1,413 per ounce and an average selling price of $1,676 per ounce. The consolidated gross margin on wholesale scrap jewelry was 26% for fiscal 2012 compared to 34% in the prior-year period, reflecting higher scrap jewelry acquisition costs and lower gold appreciation values when compared to the prior year.

Combined Revenue Results

The overall increase in year-over-year revenue of 18% (constant currency basis) was due to a combination of same-store revenue growth and revenue from new and acquired pawn stores. Revenue generated by the stores opened or acquired since January 1, 2011, increased by $49,573,000 in Mexico and $35,675,000 in the United States in fiscal 2012, compared to fiscal 2011.  Excluding wholesale scrap jewelry sales, same-store revenue increased 6% overall due to 5% growth in the U.S. and 7% growth in Mexico, on a constant currency basis. The gross profit margin on total merchandise sales was 38% in both fiscal 2012 and fiscal 2011. Overall, same-store revenue grew (on a constant currency basis) by 1%, with 1% growth in the United States and 2% growth in Mexico. Same-store pawn service fees increased 10% on a consolidated basis, with 11% growth in Mexico and 7% growth in the U.S., on a constant currency basis. Same-store retail sales (on a constant currency basis) increased 5% in Mexico, increased 4% in the U.S. and increased 5% in total. Same-store scrap revenue (on a constant currency basis) decreased 16% in total, with an 11% decrease in the U.S. and a 21% decrease in Mexico.

Store Operating Expenses

Store operating expenses increased by 18% to $148,879,000 during fiscal 2012 compared to $126,107,000 during fiscal 2011, primarily as a result of the 20% increase in the weighted-average store count. As a percentage of revenue, store operating expenses remained constant at 25% in both 2012 and 2011.

The net store profit contribution from continuing operations for fiscal 2012 was $175,866,000, which equates to a store-level operating margin of 30%, which equaled the prior year.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 11% to $50,211,000 during fiscal 2012, compared to $45,259,000 during fiscal 2011, primarily due to the 20% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth. As a percentage of revenue, administrative expenses decreased from 9% in fiscal 2011 to 8% in fiscal 2012.

Interest expense increased to $1,488,000 during fiscal 2012, compared to $135,000 for fiscal 2011, reflecting increased borrowing levels under the Company's credit facility.

For fiscal 2012 and 2011, the Company’s effective federal income tax rates were 33.8% and 34.5%, respectively. The decrease in the overall rate for 2012 related primarily to the increased percentage of income being generated in Mexico, where the Company is not subject to state income taxes and also a benefit of approximately $778,000 related to foreign tax credits.

Income from continuing operations increased 15% to $80,862,000 during fiscal 2012 compared to $70,137,000 during fiscal 2011. Including the results of discontinued operations, net income was $80,359,000 during fiscal 2012, compared to $77,782,000 during fiscal 2011.

Liquidity and Capital Resources

As of December 31, 2013, the Company’s primary sources of liquidity were $70,643,000 in cash and cash equivalents, $133,373,000 in customer loans, $77,793,000 in inventories and $23,000,000 of available and unused funds pursuant to a long-term line of credit with its commercial lenders. As of December 31, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $41,180,000. The Company had working capital of $241,461,000 as of December 31, 2013, and total equity exceeded liabilities by a ratio of 1.7 to 1.

On September 30, 2013, the Company entered into an agreement with its lenders to amend the revolving credit facility (as amended, the "2012 Credit Facility"). Among other things, the amount of the 2012 Credit Facility was increased from $175,000,000 to $205,000,000. The 2012 Credit Facility continued to bear interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and was scheduled to mature in February 2015. At December 31, 2013, the Company had $182,000,000 outstanding under the 2012 Credit Facility and $23,000,000 available for borrowings. The interest rate on amounts outstanding under the 2012 Credit Facility was 2.19% at December 31, 2013.

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the "2014 Credit Facility") in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (i) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility). The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is guaranteed by substantially all of the Company's domestic subsidiaries and is secured by a pledge of 65% of the voting equity interests of the Company's foreign subsidiaries. The Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. For the year ended December 31, 2013, the Company's non-guarantor subsidiaries represented approximately 59% of total revenue, 53% of store level operating income from continuing operations before administrative expenses and taxes and 54% of store level EBITDA from continuing operations before administrative expenses. In addition, as of December 31, 2013, the Company's non-guarantor subsidiaries held approximately 53% of store level current assets (cash in stores, customer receivables, accrued interest and inventories). The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. At February 5, 2014, upon the effectiveness of the 2014 Credit Facility, the Company had $145,870,000 outstanding under the 2014 Credit Facility and $14,130,000 available for borrowings and the 2014 Credit Facility had an interest rate of 2.69%. The Company believes it is in compliance with the requirements and covenants of the 2014 Credit Facility, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant.
At December 31, 2013, the Company had notes payable arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $6,531,000 bearing interest at 4.0% per annum. The remaining balance is payable in monthly payments of principal and interest scheduled through September 2017. Of the $6,531,000 in notes payable, $1,647,000 is classified as a current liability and $4,884,000 is classified as long-term debt.

At December 31, 2013, the Company also had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $1,821,000 bearing interest at 3.0% per annum. The remaining balance is payable in monthly payments of principal and interest scheduled through January 2015. Of the $1,821,000 in notes payable, $1,679,000 is classified as a current liability and $142,000 is classified as long-term debt.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes that the borrowings available under the 2014 Credit Facility, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next 12 months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity; such developments are discussed in greater detail in "Item 1-Business-Governmental Regulation."

The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash flow provided by operating activities	$106,718	$88,792	$80,375
Cash flow used in investing activities	$(140,726)	$(159,904)	$(22,104)
Cash flow provided by (used in) financing activities	$54,644	$49,525	$(52,593)

Working capital	$241,461	$210,280	$175,073
Current ratio	5.95x	7.75x	5.94x
Liabilities to equity ratio	59%	44%	13%
Inventory turns	3.6x	4.2x	4.2x

Net cash provided by operating activities increased $17,926,000, or 20%, from $88,792,000 for fiscal 2012, to $106,718,000 for fiscal 2013, primarily as a result of increased net income and changes in operating assets and liabilities.

Net cash used in investing activities decreased $19,178,000, or 12%, during fiscal 2013, compared to fiscal 2012. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $113,643,000 in cash related to acquisitions during fiscal 2013, compared to $120,738,000 in fiscal 2012. The Company also received cash flow of $241,000 from a reduction in pawn loans in fiscal 2013, compared to net fundings of $16,700,000 of pawn loans in fiscal 2012.

Net cash flow provided by financing activities increased $5,119,000, or 10%, during fiscal 2013, compared to fiscal 2012. While net proceeds from the 2012 Credit Facility decreased $23,000,000, the Company repurchased less common stock ($38,692,000 in fiscal 2013, compared to $61,275,000 in fiscal 2012) and realized proceeds from the exercise of stock options and the related tax benefit of $17,047,000.

During fiscal 2013, the Company opened 69 new pawn stores, acquired 8 pawn stores in Mexico and acquired 34 pawn stores in the United States. The purchase price of the December 2013 12-store U.S. acquisition, net of cash acquired, was $30,072,000 and was composed of $29,072,000 in cash paid at closing and an additional $1,000,000 payable in two equal payments due in March and June 2014. The purchase price for the September 2013 8-store Mexico acquisition, net of cash acquired, was $12,350,000 (an all-cash transaction). The purchase price of the June 2013 19-store U.S. acquisition, net of cash acquired, was $69,967,000 and was composed of $68,967,000 in cash paid at closing and an additional $1,000,000 payable in June 2014. In addition, during fiscal 2013, there were three additional stores acquired in three separate acquisitions. The aggregate purchase price of these other U.S. acquisitions, net of cash acquired, was $2,903,000 and was paid in a combination of cash and payables to the sellers of $8,000. The Company funded $26,672,000 in capital expenditures, primarily for new stores, during fiscal 2013 and expects to fund capital expenditures at a similar rate in 2014. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows, proceeds and tax benefits from the exercise of stock options and the 2012 Credit Facility. The Company’s cash flow and liquidity available to fund expansion in 2013 included net cash flow from operating activities of $106,718,000 for fiscal 2013.

The Company intends to continue expansion primarily through new store openings. For 2014, the Company anticipates opening a total of approximately 75 to 85 additional pawnshops primarily through new store openings.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no contractual commitments for materially significant future acquisitions or other capital commitments. The Company will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet. As of December 31, 2013, the Company has no forward sales commitments for gold or silver ounces of its expected scrap jewelry sales.

In December 2011, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. The Company completed the 1,500,000 share buyback authorization on April 16, 2012, with a total of 1,500,000 shares of its common stock repurchased during 2012 at an average price of $40.85 per share. In January 2013, the Company's Board of Directors authorized a new share repurchase program, which allows the Company to repurchase up to an additional 1,500,000 shares of its outstanding common stock. During fiscal 2013, the Company repurchased 729,000 shares of its common stock at an aggregate cost of $38,692,000 and an average price of $53.07 per share and at December 31, 2013, 771,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block purchases or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

Non-GAAP Financial Information

The Company uses certain financial calculations such as EBITDA from continuing operations, free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items that the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in SEC rules. The Company uses these financial calculations in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating EBITDA from continuing operations, free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA from continuing operations, free cash flow and constant currency results as presented may not be comparable to other similarly titled measures of other companies.

Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization

The Company defines EBITDA from continuing operations as net income (loss) before (income) loss from discontinued operations, net of tax, income taxes, depreciation and amortization, interest expense and interest income. EBITDA from continuing operations is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. However, EBITDA from continuing operations has limitations as an analytical tool and should not be considered in isolation or as a substitute for net income (loss) or other statement of income data prepared in accordance with GAAP. The following table provides a reconciliation of net income to EBITDA from continuing operations (unaudited, in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income	$83,846	$80,359	$77,782
Loss (gain) from discontinued operations, net of tax	633	503	(7,645)
Income from continuing operations	84,479	80,862	70,137
Adjustments:
Income taxes	35,713	41,375	36,950
Depreciation and amortization	15,361	12,939	10,944
Interest expense	3,492	1,488	135
Interest income	(322)	(216)	(277)
Earnings from continuing operations before interest, taxes, depreciation and amortization	$138,723	$136,448	$117,889

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from the operating activities of continuing and discontinued operations reduced by purchases of property and equipment and net cash outflow from loan receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for cash flow from operating activities, including discontinued operations, or other income statement data prepared in accordance with GAAP. The following table provides a reconciliation of cash flow from operating activities to free cash flow (unaudited, in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities, including discontinued operations	$106,718	$88,792	$80,375
Cash flow from investing activities:
Loan receivables	(411)	(17,325)	(5,208)
Purchases of property and equipment	(26,672)	(21,841)	(28,974)
Free cash flow	$79,635	$49,626	$46,193

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-year exchange rate of 13.0 to 1 at December 31, 2012, was used, compared to the exchange rate of 13.1 to 1 at December 31, 2013. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year ended December 31, 2012, was 13.2 to 1, compared to the current year rate of 12.8 to 1.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2013 is as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$140,988	$39,329	$58,198	$25,878	$17,583
Revolving credit facility (1)	182,000	—	182,000	—	—
Notes payable	8,352	3,326	3,640	1,386	—
Interest on notes payable	545	263	259	23	—
Employment contracts	12,904	2,110	4,280	3,414	3,100
Consulting contract with former officer and director of the Company	2,100	700	1,400	—	—
Total	$346,889	$45,728	$249,777	$30,701	$20,683

(1)	Excludes interest obligations under the Company's revolving credit facility. See Note 9 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company offers a fee-based credit services organization program to assist consumers in Texas markets in obtaining extensions of credit. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer's obligation to repay the extension of credit received by the consumer from the Independent Lender if the consumer fails to do so.

For extension of credit products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers' applications, determining whether to approve an extension of credit based on an application and determining the amount of the extension of credit. The Company is not involved in the Independent Lender's extension of credit approval processes or in determining the lender's approval procedures or criteria. At December 31, 2013, the outstanding amount of active extensions of credit originated and held by the Independent Lender was $12,820,000.

Since the Company may not be successful in collection of delinquent accounts under the CSO Program, the Company's consumer loan loss provision includes amounts estimated to be adequate to absorb credit losses from extensions of credit in the aggregate consumer loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Estimated losses of $580,000 on portfolios owned by the Independent Lender are included in “accrued liabilities” in the consolidated balance sheet as of December 31, 2013. The Company believes this amount is adequate to absorb credit losses from extensions of credit expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe inflation has had a material effect on the volume of customer loans originated, merchandise sales, or results of operations.

Seasonality

The Company's business is subject to seasonal variations, and operating results for each quarter and year-to-date period are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in the fourth quarter in Mexico, which is associated with statutory year-end Christmas bonuses paid by employers, and in the first quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Consolidated Financial Statements. The Company does not expect recent accounting pronouncements issued and not yet adopted to have a material effect on the Company's financial statement disclosures, financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in gold prices, foreign currency exchange rates, and interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of merchandise sales are gold jewelry and scrap gold sales. At December 31, 2013, the Company held approximately $26,450,000 in jewelry inventories, representing 34% of total inventory. In addition, approximately $44,941,000, or 39% of total pawn loans were collateralized by jewelry, which was primarily gold. Of the Company's total retail merchandise revenue during fiscal 2013, approximately $62,422,000, or 17%, was gold jewelry sales. Net revenue (gross profit) from jewelry sales in fiscal 2013 was $26,841,000, of which a substantial majority was gold. During fiscal 2013, the average market price of gold declined by 16%, from $1,669 to $1,408. The impact of this decline on operating results for fiscal 2013 is discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Continuing Operations." A further significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company's profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company's subsidiaries in Mexico are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenue and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders' equity under the caption, “currency translation adjustment, net of tax.” Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company's income statement as incurred. Total peso-denominated net assets related to the Company's Mexican operations were $216,945,000 at December 31, 2013, and the operations in Mexico generated 55% of the Company's fiscal 2013 revenue. During fiscal 2013, net favorable foreign currency fluctuations, primarily due to appreciation of the Mexican peso, increased consolidated revenue growth by two percentage points. A significant portion of the increase in revenue growth was offset by a corresponding increase in peso-denominated cost of sales and operating expense growth, and accordingly, the net effect on profitability in 2013 was limited. However, potential future Mexican currency declines against the U.S. dollar, which are not offset, could adversely impact the Company's future results.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term line of credit. At December 31, 2013, the Company had $182,000,000 outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on the 30-day LIBOR or a base rate, plus a fixed spread of 2.0%. Based on the average outstanding indebtedness during fiscal 2013, a 1% (100 basis points) increase in interest rates would have increased the Company's interest expense by approximately $1,222,000 for fiscal 2013.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect the Company's disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company's disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of the Company’s internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2013, has been audited by Hein & Associates LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and their report is included below.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. First Cash Financial Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Cash Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries as of December 31, 2013, and 2012, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the three years ended December 31, 2013, and our report dated February 27, 2014, expressed an unqualified opinion thereof.

/s/ Hein & Associates LLP
Dallas, Texas
February 27, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in the Company's Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2014 Annual Meeting of Stockholders to be held on or about June 23, 2014, (the "2014 Proxy Statement").

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

Item 11. Executive Compensation

The information required by this Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” of the 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratify the Selection of Hein & Associates LLP as the Independent Registered Public Accounting Firm of the Company for the Year Ending December 31, 2014” of the 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
10.1	Consulting Agreement - Phillip E. Powell *	10-K	0-19133	10.2	03/16/2005
10.2	First Cash Financial Services, Inc. 1999 Stock Option Plan *	S-3	333-71077	10.63	01/25/1999
10.3	Executive Incentive Compensation Plan *	DEF 14A	0-19133	A	04/30/2003
10.4	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/29/2004
10.5	Amendment to Consulting Agreement - Phillip E. Powell *	10-K	0-19133	10.12	03/16/2007
10.6	Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.1	11/09/2007
10.7	Amendment No. 2 to Consulting Agreement - Phillip E. Powell *	10-Q	0-19133	10.1	05/05/2010
10.8	Amendment No. 1 to First Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.2	05/05/2010
10.9	Employment Agreement - R. Douglas Orr *	10-Q	0-19133	10.4	05/05/2010
10.10	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.11	Membership Interest Purchase Agreement - BBR Unlimited, LLC	8-K	0-19133	10.1	01/17/2012
10.12	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333- 106881	4(g)	05/31/2012
10.13	Membership Interest, Stock and Asset Purchase Agreement - Mister Money	8-K	0-19133	10.1	06/20/2012
10.14	Stock Purchase Agreement - LTS, Incorporated	8-K	0-19133	10.1	08/16/2012
10.15	Amended and Restated Credit Agreement	8-K	0-19133	10.1	09/13/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Asset Purchase Agreement - O'Pak Credit LP, Pro Pawn LP and Milar Credit LP	8-K	0-19133	10.1	06/28/2013
10.17	Amendment No. 2 to First Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.2	07/25/2013
10.18	Amendment No. 1 to Employment Agreement - R. Douglas Orr *	10-Q	0-19133	10.3	07/25/2013
10.19	Second Amendment to Amended and Restated Credit Facility, dated September 30, 2013, between First Cash Financial Services, Inc. and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Texas Capital Bank, National Association, BOKF, N.A. and Amegy Bank National Association	8-K	0-19133	10.1	10/02/2013
14.1	Amended and Restated Code of Ethics	10-K	0-19133	14.1	03/15/2010
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from our Annual Report on Form 10-K for fiscal 2013, filed with the SEC on February 27, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013, and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, and (vi) Notes to Consolidated Financial Statements.
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

Dated: February 27, 2014	FIRST CASH FINANCIAL SERVICES, INC.
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

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014

/s/ GABRIEL GUERRA CASTELLANOS Gabriel Guerra Castellanos	Director	February 27, 2014

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 27, 2014

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2013, and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2013, and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Cash Financial Services, Inc.'s, and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 27, 2014, expressed an unqualified opinion on the effectiveness of First Cash Financial Services, Inc.'s internal control over financial reporting.

/s/ Hein & Associates LLP
Dallas, Texas
February 27, 2014

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$70,643	$50,285
Pawn loan fees and service charges receivable	16,689	15,158
Pawn loans	115,234	103,181
Consumer loans, net	1,450	1,879
Inventories	77,793	65,345
Prepaid expenses and other current assets	3,369	4,434
Deferred tax assets	5,044	1,148
Total current assets	290,222	241,430

Property and equipment, net	108,137	93,304
Goodwill, net	251,241	166,386
Other non-current assets	9,373	6,572
Total assets	$658,973	$507,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,326	$3,212
Accounts payable and accrued liabilities	38,023	27,938
Income taxes payable	7,412	—
Total current liabilities	48,761	31,150

Revolving unsecured credit facility	182,000	102,500
Notes payable, net of current portion	5,026	8,351
Deferred income tax liabilities	8,827	13,275
Total liabilities	244,614	155,276

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock; $0.01 par value; 10,000 shares authorized; no shares issued or
outstanding	—	—
Common stock; $0.01 par value; 90,000 shares authorized;
39,377 and 38,796 shares issued, respectively;
28,948 and 29,096 shares outstanding, respectively	394	388
Additional paid-in capital	176,675	159,081
Retained earnings	497,728	413,882
Accumulated other comprehensive income (loss) from cumulative foreign
currency translation adjustments	(7,751)	(6,940)
Common stock held in treasury, 10,429 and 9,700 shares at cost, respectively	(252,687)	(213,995)
Total stockholders' equity	414,359	352,416
Total liabilities and stockholders' equity	$658,973	$507,692

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Retail merchandise sales	$367,187	$287,456	$236,797
Pawn loan fees	181,555	152,237	122,320
Consumer loan and credit services fees	43,781	48,692	46,876
Wholesale scrap jewelry revenue	68,325	103,706	108,004
Total revenue	660,848	592,091	513,997

Cost of revenue:
Cost of retail merchandise sold	221,361	167,144	142,106
Consumer loan and credit services loss provision	11,368	12,556	11,331
Cost of wholesale scrap jewelry sold	58,545	76,853	71,305
Total cost of revenue	291,274	256,553	224,742

Net revenue	369,574	335,538	289,255

Expenses and other income:
Store operating expenses	181,321	148,879	126,107
Administrative expenses	49,530	50,211	45,259
Depreciation and amortization	15,361	12,939	10,944
Interest expense	3,492	1,488	135
Interest income	(322)	(216)	(277)
Total expenses and other income	249,382	213,301	182,168

Income from continuing operations before income taxes	120,192	122,237	107,087

Provision for income taxes	35,713	41,375	36,950

Income from continuing operations	84,479	80,862	70,137

Income (loss) from discontinued operations, net of tax	(633)	(503)	7,645
Net income	$83,846	$80,359	$77,782

Basic income per share:
Income from continuing operations	$2.91	$2.80	$2.29
Income (loss) from discontinued operations	(0.02)	(0.02)	0.24
Net income per basic share	$2.89	$2.78	$2.53

Diluted income per share:
Income from continuing operations	$2.86	$2.72	$2.23
Income (loss) from discontinued operations	(0.02)	(0.02)	0.24
Net income per diluted share	$2.84	$2.70	$2.47

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$83,846	$80,359	$77,782
Other comprehensive income (loss):
Currency translation adjustment, gross	(1,374)	10,167	(15,797)
Tax (expense) benefit	563	(3,644)	5,383
Comprehensive income	$83,035	$86,882	$67,368

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416
Shares issued under share-based com-pensation plan	—	—	8	—	—	—	—	—	—	—
Exercise of stock options	—	—	573	6	9,236	—	—	—	—	9,242
Income tax benefit from exercise of stock options	—	—	—	—	7,805	—	—	—	—	7,805
Share-based compensation expense	—	—	—	—	553	—	—	—	—	553
Net income	—	—	—	—	—	83,846	—	—	—	83,846
Currency translation adjustment, net of tax	—	—	—	—	—	—	(811)	—	—	(811)
Repurchases of treasury stock	—	—	—	—	—	—	—	729	(38,692)	(38,692)
Balance at 12/31/2013	—	$—	39,377	$394	$176,675	$497,728	$(7,751)	10,429	$(252,687)	$414,359

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
Shares issued under share-based com-pensation plan	—	—	31	—	—	—	—	—	—	—
Exercise of stock options and warrants	—	—	474	5	4,291	—	—	—	—	4,296
Income tax benefit from exercise of stock options and warrants	—	—	—	—	5,841	—	—	—	—	5,841
Share-based compensation expense	—	—	—	—	1,300	—	—	—	—	1,300
Net income	—	—	—	—	—	80,359	—	—	—	80,359
Currency translation adjustment, net of tax	—	—	—	—	—	—	6,523	—	—	6,523
Repurchases of treasury stock	—	—	—	—	—	—	—	1,500	(61,275)	(61,275)
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2010	—	$—	38,002	$380	$142,344	$255,741	$(3,049)	6,840	$(97,412)	$298,004
Shares issued under share-based com-pensation plan	—	—	16	—	—	—	—	—	—	—
Exercise of stock options and warrants	—	—	273	3	2,475	—	—	—	—	2,478
Income tax benefit from exercise of stock options and warrants	—	—	—	—	2,088	—	—	—	—	2,088
Share-based compensation expense	—	—	—	—	742	—	—	—	—	742
Net income	—	—	—	—	—	77,782	—	—	—	77,782
Currency translation adjustment, net of tax	—	—	—	—	—	—	(10,414)	—	—	(10,414)
Repurchases of treasury stock	—	—	—	—	—	—	—	1,360	(55,308)	(55,308)
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net income	$83,846	$80,359	$77,782
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	1,033	866	156
Share-based compensation expense	553	1,300	742
Depreciation and amortization expense	15,361	12,975	11,026
Deferred income taxes	(7,928)	3,242	1,200
Loss (gain) on disposition of consumer loan stores	1,298	966	(9,965)
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(1,371)	(3,245)	(697)
Merchandise inventories	(1,200)	(2,777)	445
Prepaid expenses and other assets	2,030	6,297	(4,076)
Accounts payable and accrued expenses	5,586	(1,135)	(883)
Income taxes payable, current	7,510	(10,056)	4,645
Net cash flow provided by operating activities	106,718	88,792	80,375
Cash flow from investing activities:
Loan receivables, net of cash repayments	(411)	(17,325)	(5,208)
Purchases of property and equipment	(26,672)	(21,841)	(28,974)
Proceeds from disposition of consumer loan stores	—	—	19,857
Acquisitions of pawn stores, net of cash acquired	(113,643)	(120,738)	(7,779)
Net cash flow used in investing activities	(140,726)	(159,904)	(22,104)
Cash flow from financing activities:
Borrowings from revolving credit facility	152,500	194,500	—
Repayments of revolving credit facility	(73,000)	(92,000)	—
Repayments of notes payable	(3,211)	(1,837)	(1,851)
Purchases of treasury stock	(38,692)	(61,275)	(55,308)
Proceeds from exercise of share-based compensation awards	9,242	4,296	2,478
Income tax benefit from exercise of stock options and warrants	7,805	5,841	2,088
Net cash flow provided by (used in) financing activities	54,644	49,525	(52,593)
Effect of exchange rates on cash	(278)	1,576	(2,622)
Change in cash and cash equivalents	20,358	(20,011)	3,056
Cash and cash equivalents at beginning of the year	50,285	70,296	67,240
Cash and cash equivalents at end of the year	$70,643	$50,285	$70,296

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,477	$1,357	$145
Income taxes	$27,111	$38,810	$24,579

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$147,976	$100,572	$90,293

Supplemental disclosure of non-cash financing activity:
Notes and other amounts payable in connection with pawn acquisitions	$2,008	$13,759	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (the “Company”) was incorporated in Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawn loans, certain of the Company's pawn stores offer short-term consumer loans and credit services. The Company also operates consumer loan stores that provide consumer loans, credit services, check cashing, and other related financial services. As of December 31, 2013, the Company owned and operated 821 pawn stores and 85 consumer loan stores in 12 U.S. states and 26 states in Mexico.

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

Customer loans and revenue recognition - Pawn loans are secured by the customer's pledge of tangible personal property with terms of typically 30 days. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

The Company's pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawns and through purchases of used goods directly from the general public. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

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

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required as the fair value of the pledged collateral is significantly in excess of the pawn loan amount. The Company maintains an allowance for credit losses on consumer loans on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its consumer loans. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (e.g., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The Company considers consumer loans to be in default if they are not repaid on the due date and writes off the principal amount and service charge receivable as of the default date. Net defaults and changes in the consumer loan allowance are charged to the consumer loan loss provision.

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

Changes in the liability for credit services losses are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$669	$765	$943
Provision for credit losses under letters of credit	9,899	11,222	10,418
Amounts paid to Independent Lender under letters of credit, net of recoveries from customers	(9,988)	(11,318)	(10,596)
Balance at end of year	$580	$669	$765

Foreign Currency Transactions - The Company has significant operations in Mexico where the functional currency for the Company's Mexican subsidiaries is the Mexican peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders' equity. Revenue and expenses are translated at the average exchange rates occurring during the year-to-date period. Prior to translation, U.S. dollar-denominated transactions of the Mexican-based subsidiaries are remeasured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses.

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

Inventories - Inventories represent merchandise purchased directly from the general public and merchandise acquired from forfeited pawns. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market and, accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's reporting units, which are tested for impairment, are U.S. pawn operations, U.S. consumer loan operations and Mexico operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology.

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any impairment loss for the fiscal years ended December 31, 2013, 2012 and 2011.

Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. All fair value measurements related to acquisitions are level 3, non-recurring measurements, based on non-observable inputs. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their cash nature. The Company did not have any outstanding balance for financial instruments at December 31, 2013, and 2012.

Income taxes - The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. See Note 10.

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense from continuing operations for the fiscal years ended December 31, 2013, 2012 and 2011, was $2,244,000, $2,007,000, and $1,717,000, respectively.

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

Forward Sales Commitments - The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company's balance sheet. As of December 31, 2013, the Company has no forward sales commitments for gold or silver ounces of its expected scrap jewelry sales.

Earnings per share - Basic income per share is computed by dividing income by the weighted-average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$84,479	$80,862	$70,137
Income (loss) from discontinued operations	(633)	(503)	7,645
Net income for calculating basic and diluted earnings per share	$83,846	$80,359	$77,782

Denominator:
Weighted-average common shares for calculating basic earnings per share	29,079	28,912	30,706
Effect of dilutive securities:
Stock options, warrants and nonvested awards	495	801	792
Weighted-average common shares for calculating diluted earnings per share	29,574	29,713	31,498

Basic earnings per share:
Income from continuing operations	$2.91	$2.80	$2.29
Income (loss) from discontinued operations	(0.02)	(0.02)	0.24
Net income per basic share	$2.89	$2.78	$2.53

Diluted earnings per share:
Income from continuing operations	$2.86	$2.72	$2.23
Income (loss) from discontinued operations	(0.02)	(0.02)	0.24
Net income per diluted share	$2.84	$2.70	$2.47

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

Reclassification - Certain amounts for the years ended December 31, 2011, and 2012 have been reclassified in order to conform to the 2013 presentation.

Recent accounting pronouncements - In October 2012, the Financial Accounting Standards Board issued ASU 2012-04, “Technical Corrections and Improvements” ("ASU 2012-04"). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 require an entity to disclose the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under generally accepted accounting principles in the United States ("GAAP") to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

NOTE 3 - CAPITAL STOCK

In March 2008, the Company's Board of Directors authorized an amendment to the 2007-authorized share repurchase program which allowed the Company to repurchase up to 3,000,000 shares of its common stock. During fiscal 2011, the Company repurchased approximately 1,360,000 shares of its common stock at an aggregate cost of $55,308,000 to complete the 2007-authorized repurchase program, as amended.

In December 2011, the Company's Board of Directors authorized a share repurchase program which allowed the Company to repurchase up to 1,500,000 shares of its common stock. During fiscal 2012, the Company repurchased 1,500,000 shares of its common stock at an aggregate cost of $61,275,000 to complete the 2011-authorized repurchase program.

In January 2013, the Company's Board of Directors authorized a new share repurchase program which allows the Company to repurchase up to 1,500,000 shares of its common stock. During fiscal 2013, the Company repurchased 729,000 shares of its common stock at an aggregate cost of $38,692,000 and 771,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block purchases or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

NOTE 4 - ACQUISITIONS

2013 Acquisitions
Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, in December 2013, the Company acquired from JoLin Enterprises, Inc. ("JoLin") the pawn loans, inventory, layaways and other operating assets and liabilities of 12 large format pawn stores located in South Carolina. The purchase price for the transaction was $30,072,000, net of cash acquired, and was composed of $29,072,000 in cash paid at closing and an additional $1,000,000 payable to the sellers in two equal payments due in March and June 2014. The acquisition has been accounted for using the purchase method of accounting for both financial reporting and tax purposes. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition, which were comparable for financial and tax purposes. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $20,483,000, which is deductible for U.S. income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of JoLin. For tax purposes, the goodwill and intangible assets are being amortized over the statutory period of 15 years. The estimated fair values of the assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets by June 2014. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, December 14, 2013.
In September 2013, the Company acquired from Baja Unlimited, LLC and its subsidiaries ("Baja"), the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of eight large format pawn stores located in the Cabo/La Paz markets in Baja California Sur, Mexico. The purchase price for the all-cash transaction was $12,350,000, net of cash acquired, plus a nominal residual payment to be determined based on certain post-closing adjustments. The acquisition has been accounted for using the purchase method of accounting for both financial reporting and tax purposes. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition, which were comparable for financial and tax purposes. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $9,955,000, which is not deductible for foreign income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Baja. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, September 30, 2013.

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
Additionally, during fiscal 2013, three pawn stores located in three U.S. states were acquired in separate acquisitions for an aggregate purchase price of $2,903,000, net of cash acquired, and was composed of $2,895,000 in cash and payables to the sellers of $8,000. These acquisitions resulted in additional goodwill of approximately $1,769,000.

The allocations of the purchase prices for the Company's acquisitions during 2013 (the "2013 acquisitions") are as follows (in thousands):

	Valu + Pawn	Baja Unlimited, LLC	JoLin Enterprises, Inc.	Other	Total
Pawn loans	$9,361	$824	$4,559	$397	$15,141
Inventory	5,024	583	3,221	532	9,360
Other current assets	1,071	34	359	43	1,507
Property and equipment	1,002	939	782	55	2,778
Goodwill	52,334	9,955	20,483	1,769	84,541
Intangible assets	2,190	300	1,020	155	3,665
Other non-current assets	73	6	—	4	83
Current liabilities	(1,088)	(291)	(352)	(52)	(1,783)
Purchase price	$69,967	$12,350	$30,072	$2,903	$115,292

During fiscal 2013, revenue from the 2013 acquisitions since the acquisition dates was $26,046,000. The combined transaction and one-time integration costs of the 2013 acquisitions recorded during fiscal 2013 were approximately $2,350,000. During fiscal 2013, the net earnings from the 2013 acquisitions since the acquisition dates (including acquisition and integration costs) were $2,691,000.

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

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue from continuing operations	$660,848	$713,329	$592,091	$672,411
Income from continuing operations	84,479	89,971	80,862	89,908
Net income	83,846	89,338	80,359	89,405
Income from continuing operations per share:
Basic	$2.91	$3.09	$2.80	$3.11
Diluted	2.86	3.04	2.72	3.03
Net income per share:
Basic	$2.89	$3.07	$2.78	$3.09
Diluted	2.84	3.02	2.70	3.01

2012 Acquisitions
In September 2012, the Company acquired the stock of LTS, Incorporated, the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 16 large format Fast Cash Pawn stores located in Colorado. The purchase price for the transaction was $45,924,000, net of cash acquired, and was composed of $37,424,000 in cash and notes payable to the selling shareholders of $8,500,000. The notes payable bear interest at 4.0% per annum and the remaining balance is payable in monthly payments of principal and interest scheduled through September 2017. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition, which were comparable for financial and tax purposes. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $34,431,000, which is deductible for U.S. income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with LTS, Incorporated. For tax purposes, the goodwill and intangible assets are being amortized over the statutory period of 15 years. The assets, liabilities and results of operations of the locations are included in the Company's consolidated results as of the acquisition date, September 14, 2012.
In June 2012, the Company acquired from Mister Money Investments, Inc., L&W Properties, LLC, Mister Money - - RM, Inc., Mister Money - - KY, Inc., LWC, LLC and MMRD, LLC (collectively “Mister Money”), the assets of 21 stores located in Colorado, Kentucky, Wyoming and Nebraska, and certain operating entities owning the pawn loans, inventory, layaways and other operating assets and liabilities of three other pawn stores located in Colorado and Kentucky. The combined purchase price for all 24 stores was $25,615,000, net of cash acquired, and was composed of $25,315,000 in cash paid at closing and an additional $300,000 paid in December 2012. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition, which were comparable for financial and tax purposes. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $15,694,000, which is deductible for U.S. income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Mister Money. For tax purposes, the goodwill and intangible assets are being amortized over the statutory period of 15 years. The assets, liabilities and results of operations of the locations are included in the Company's consolidated results as of the acquisition date, June 15, 2012.
In January 2012, the Company acquired from BBR Unlimited, LLC ("BBR"), the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 29 pawn stores located in western Mexico. The purchase price for these stores was $46,863,000, net of cash acquired, and was composed of $41,963,000 in cash and a note payable to the seller of $4,900,000. The note payable bears interest at 3.0% per annum and the remaining balance is payable in monthly payments of principal and interest scheduled through January 2015. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition, which were comparable for financial and tax purposes. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of $39,386,000, of which, a significant majority is not deductible for income tax purposes. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with BBR. The assets, liabilities and results of operations of the locations are included in the Company's consolidated results as of the acquisition date, January 10, 2012.
Additionally, during fiscal 2012, six pawn stores located in three U.S. states were acquired in five separate acquisitions for an aggregate purchase price of $16,095,000, net of cash acquired, and was composed of $15,736,000 in cash and payables to the sellers of $359,000. These acquisitions resulted in additional recorded goodwill of $5,620,000.
NOTE 5 - DISCONTINUED OPERATIONS

The Company’s strategy has been to grow its pawn operations while reducing regulatory exposure from other consumer lending products, which include certain consumer loan and credit services products offered in the United States. As a result, in December 2013, the Company initiated a plan to discontinue the operations of the Cash & Go, Ltd. joint venture, a consolidated 50%-owned subsidiary, which owns and operates 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. In connection with this decision, the Company recorded a charge of $844,000, net of tax, or $0.03 per share, for the quarter ended December 31, 2013. The after-tax earnings from operations for Cash & Go, Ltd. were $211,000, or $0.01 per share, in fiscal 2013. Comparable after-tax earnings were $243,000, or $0.01 per share, in 2012 and $386,000, or $0.01 per share, in 2011. The Company expects to wind down operations and liquidate the assets of Cash & Go, Ltd. over the first six months of fiscal 2014.

In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to city ordinances enacted during 2012, which significantly restricted the Company's ability to provide credit services products. The Company recorded a loss on disposal of $628,000, net of tax, or $0.03 per share, from these stores. The after-tax operating results from operations for these Texas stores were immaterial in 2012 and 2011.

In March 2011, the Company sold all ten of its consumer loan stores located in Illinois to a privately-held operator of check cashing and consumer lending stores. Under the terms of the agreement, the buyer purchased the outstanding customer loans, customer account lists and fixed assets, assumed leases at all the store locations and hired all of the store-level employees. During fiscal 2011, the Company recorded a gain of approximately $5,979,000, net of tax, or $0.19 per share, from the sale of these stores. The after-tax earnings from operations for the Illinois stores were an additional $514,000, or $0.02 per share, during fiscal 2011.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at December 31, 2013, and 2012 were immaterial.

The following table summarizes the operating results, including gains or losses from dispositions, of all the operations which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Consumer loan and credit services fees	$3,337	$5,308	$8,763
Consumer loan and credit services loss provision	(691)	(1,264)	(1,822)
Net revenue	2,646	4,044	6,941

Expenses and other (gain) loss:
Operating and administrative expenses	2,322	3,816	4,943
Depreciation and amortization	—	36	82
Loss (gain) on disposition of consumer loan stores	1,298	966	(9,965)
Gain on excess collections of notes receivable	—	—	(764)
Total expenses and other (gains)/losses	3,620	4,818	(5,704)
Income (loss) from discontinued operations before income taxes	(974)	(774)	12,645
Tax benefit (expense)	341	271	(5,000)
Income (loss) from discontinued operations, net of tax	$(633)	$(503)	$7,645
Income (loss) from discontinued operations (basic)	$(0.02)	$(0.02)	$0.24
Income (loss) from discontinued operations (diluted)	$(0.02)	$(0.02)	$0.24

NOTE 6 - CUSTOMER LOANS AND VALUATION ACCOUNTS

Customer loans, net of unearned finance fees, consist of the following (in thousands):

	Pawn	Consumer Loan	Total
December 31, 2013
Total customer loans	$115,234	$1,534	$116,768
Less allowance for doubtful accounts	—	(84)	(84)
	$115,234	$1,450	$116,684

December 31, 2012
Total customer loans	$103,181	$1,990	$105,171
Less allowance for doubtful accounts	—	(111)	(111)
	$103,181	$1,879	$105,060

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment used in continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2013	2012
Land	$11,816	$10,481
Buildings	17,895	12,386
Furniture, fixtures, equipment and leasehold improvements	175,098	154,155
	204,809	177,022
Less: accumulated depreciation	(96,672)	(83,718)
	$108,137	$93,304

Depreciation expense from continuing operations for the fiscal years ended December 31, 2013, 2012 and 2011, was $14,285,000, $12,377,000, and $10,743,000, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2013	2012
Deferred layaway sales revenue	$11,090	$9,169
Accrued compensation	7,703	5,162
Sales, property, and payroll withholding taxes payable	5,573	4,776
Trade accounts payable	3,342	2,507
Benefits liabilities and withholding payable	1,016	967
Reserves for expected losses on outstanding CSO letters of credit	580	669
Other accrued liabilities from discontinued operations	361	262
Other accrued liabilities	8,358	4,426
	$38,023	$27,938

NOTE 9 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE

At December 31, 2013, the Company maintained a revolving line of credit with its lenders (the "2012 Credit Facility”) in the amount of $205,000,000, which was scheduled to mature in February 2015. At December 31, 2013, the Company had $182,000,000 outstanding under the 2012 Credit Facility and $23,000,000 available for borrowings. During the year ended December 31, 2013, the Company received net proceeds of $79,500,000 from the 2012 Credit Facility. The 2012 Credit Facility charges interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0%. The interest rate on amounts outstanding under the 2012 Credit Facility was 2.19% at December 31, 2013. Under the terms of the 2012 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants, which include a fixed charge coverage ratio, a leverage ratio and a covenant to maintain a defined level of tangible net worth. The Company’s 2012 Credit Facility contains provisions that allow the Company to repurchase stock and/or pay cash dividends within certain parameters and restricts the Company from pledging any of its assets as collateral against other indebtedness. The Company was in compliance with the requirements and covenants of the 2012 Credit Facility as of December 31, 2013. The Company is required to pay an annual commitment fee of 0.375% on the average daily unused portion of the 2012 Credit Facility commitment.

Subsequent to year end, on February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the "2014 Credit Facility") in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (i) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated

EBITDA (as defined in the 2014 Credit Facility). The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is unsecured except for the pledge of 65% of the stock of certain of the Company's foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. At February 5, 2014, upon the effectiveness of the 2014 Credit Facility, the Company had $145,870,000 outstanding under the 2014 Credit Facility and $14,130,000 available for borrowings and the 2014 Credit Facility had an interest rate of 2.69%.
At December 31, 2013, the Company had notes payable arising from a 16-store pawn acquisition in September 2012, with a remaining balance of $6,531,000 bearing interest at 4.0% per annum. The remaining balance is payable in monthly payments of principal and interest scheduled through September 2017. Of the $6,531,000 in notes payable, $1,647,000 is classified as a current liability and $4,884,000 is classified as long-term debt.

At December 31, 2013, the Company also had a note payable arising from a 29-store pawn acquisition in January 2012, with a remaining balance of $1,821,000 bearing interest at 3.0% per annum. The remaining balance is payable in monthly payments of principal and interest scheduled through January 2015. Of the $1,821,000 in notes payable, $1,679,000 is classified as a current liability and $142,000 is classified as long-term debt.

As of December 31, 2013, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2013 are as follows (in thousands):

Fiscal
2014	$3,326
2015	183,856
2016	1,784
2017	1,386
2018	—
Thereafter	—
$190,352

NOTE 10 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2013, 2012 and 2011 consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes:
Domestic	$43,936	$48,419	$44,199
Foreign	76,256	73,818	62,888
Income from continuing operations before income taxes	$120,192	$122,237	$107,087

Current income taxes:
Federal	$22,468	$17,423	$16,490
Foreign	20,392	19,748	17,304
State and local	781	962	749
Current provision for income taxes	43,641	38,133	34,543

Deferred provision (benefit) for income taxes:
Federal	(799)	3,122	2,540
Foreign	(7,218)	—	—
State and local	89	120	(133)
Total deferred provision (benefit) for income taxes	(7,928)	3,242	2,407

Provision for income taxes	$35,713	$41,375	$36,950

The provision for income taxes related to discontinued operations was a $341,000 benefit, $271,000 benefit and $5,000,000 expense for the years ended December 31, 2013, 2012 and 2011, respectively.

In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company's intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Accordingly, under current U.S. income tax law, the undistributed earnings of the foreign subsidiaries should not be subject to U.S. federal income tax as of July 2013. The Company recognized an estimated one-time net income tax benefit of approximately $3,979,000 in 2013 related primarily to changes in deferred tax assets and liabilities, net of certain one-time U.S. tax liabilities associated with the termination of the election. The amount of the benefit could be subject to adjustment pending the preparation and filing of the Company's 2013 tax returns during 2014. The cumulative amount of indefinitely reinvested earnings of foreign subsidiaries is $23,485,000 at December 31, 2013. These earnings would be subject to additional U.S. taxes of $1,076,000 if the earnings were repatriated into the U.S. for 2013.

The principal current and non-current deferred tax assets and liabilities consist of the following at December 31, 2013, and 2012 (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Depreciation	$5,841	$—
Cumulative foreign translation adjustment	4,010	3,447
Deferred cost of goods sold deduction	2,507	—
Interest accrual on forfeited pawn loans	1,053	1,365
Deferred compensation	773	—
Allowance for consumer loan losses	427	—
Other	1,091	495
Total deferred tax assets	15,702	5,307

Deferred tax liabilities:
Intangible asset amortization	17,760	15,823
Share-based compensation	918	1,101
Other	807	510
Total deferred tax liabilities	19,485	17,434

Net deferred tax liabilities	$(3,783)	$(12,127)

Reported as:
Current deferred tax assets	$5,044	$1,148
Non-current deferred income tax liabilities	(8,827)	(13,275)
Net deferred tax liabilities	$(3,783)	$(12,127)

The effective rate on income from continuing operations differs from the U.S. federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at the U.S. federal statutory rate	$42,067	$42,783	$37,480
State income taxes, net of federal tax benefit of $273, $337 and $262, respectively	508	625	487
Effect of indefinitely reinvesting foreign earnings	(2,281)	—	—
Tax restructuring	(3,979)	—	—
Additional foreign tax credit claimed from prior periods	—	(778)	—
Other taxes and adjustments, net	(602)	(1,255)	(1,017)
Provision for income taxes	$35,713	$41,375	$36,950
Effective tax rate	29.7%	33.8%	34.5%

The Company reviews the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax liabilities that could arise would be classified as interest expense in the Company's consolidated statements of income. There were no such interest or penalties for the fiscal years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, and 2012, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties. The Company does not believe its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. During fiscal 2013, the U.S. Internal Revenue Service completed its examination of the Company's U.S. federal income tax returns for the years ended December 31, 2006, 2007, and 2008, which resulted in no adjustments. The Company's U.S. federal returns are not subject to examination for tax years prior to 2010. The Company's state income tax returns are not subject to examination for the tax years prior to 2010 with the exception of three states, which are not subject to examination for tax years prior to 2009. With respect to Mexico, the tax years prior to 2008 are closed to examination.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

Fiscal
2014	$39,329
2015	33,115
2016	25,083
2017	16,701
2018	9,177
Thereafter	17,583
$140,988

Rent expense from continuing operations under such leases was $40,484,000, $32,940,000 and $27,416,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

The Company is, from time to time, a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Guarantees

The Company offers a fee-based CSO Program to assist consumers in its Texas markets in obtaining extensions of credit. The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of 10% on an annualized basis. The Independent Lender is considered a variable interest entity of the Company. The net loans outstanding represent less than 50% of the Independent Lender's total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it and is not the primary beneficiary and, therefore, does not consolidate the Independent Lender's results with its results.

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company's maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2013, was $13,992,000 compared to $16,168,000 at December 31, 2012. According to the terms of the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit, which was $580,000 at December 31, 2013, as a component of accrued liabilities. The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management's expectations of future credit losses.

NOTE 12 - GOODWILL

The Company performed its assessment of goodwill and determined there was no impairment as of December 31, 2013, and 2012.

The accumulated amortization for goodwill was $8,065,000 at December 31, 2013, and 2012. Changes in the carrying value of goodwill were as follows (in thousands):

December 31, 2013
Balance, beginning of year	$166,386
Acquisitions (Note 4)	84,541
Foreign currency adjustments	(73)
Other adjustments	387
Balance, end of year	$251,241

December 31, 2012
Balance, beginning of year	$69,652
Acquisitions (Note 4)	95,131
Foreign currency adjustments	1,603
Balance, end of year	$166,386

NOTE 13 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION
The Company has previously adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. During 2011, the Company's shareholders approved the 2011 Long-Term Incentive Plan, which allows for additional equity grants. Under these plans, the Company has granted qualified and non-qualified common stock options and nonvested common stock awards to officers, directors and other key employees. At December 31, 2013, 1,074,000 shares were reserved for future grants under the plans.

Stock Options

Historically, common stock options have been granted to purchase the Company's common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option exercises.

Stock options outstanding as of December 31, 2013, are as follows (in thousands, except exercise price and life):

Range of				Weighted-Average	Currently
Exercise Prices			Options	Remaining Life	Exercisable
$10.00	-	$15.00	170	1.8	170
$15.01	-	$20.00	779	1.6	779
$20.01	-	$25.00	13	3.3	4
$35.01	-	$40.00	90	7.4	—
			1,052	2.2	953

A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands, except exercise price):

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,635	$18.51	2,109	$16.39	2,292	$14.63
Granted	—	—	—	—	90	39.11
Exercised	(573)	16.12	(474)	9.06	(273)	9.08
Canceled or forfeited	(10)	10.00	—	—	—	—
Outstanding at end of year	1,052	19.90	1,635	18.51	2,109	16.39

Exercisable at end of year	953	18.05	1,512	17.35	1,950	15.48

At December 31, 2013, the aggregate intrinsic value for the stock options outstanding was $44,098,000, of which $41,741,000 was exercisable at the end of the year, with weighted-average remaining contractual terms of 2.2 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.

The total intrinsic value of options exercised for fiscal 2013, 2012 and 2011, was $22,375,000, $16,878,000 and $6,345,000, respectively. The intrinsic values are based on the closing price of the Company's stock on the date of exercise. The Company typically issues shares of common stock to satisfy option exercises.

There were no common stock options granted in fiscal 2013 and 2012. The common stock options granted in 2011 have a ten year life and vest annually during periods ranging from five to ten years from the date of grant. The fair value of option grants in 2011 were estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility was 40.0%; risk-free interest rate was 1.0%; expected terms of options was 7.25 years; and weighted-average fair value of options granted was $15.27.

Nonvested Common Stock Awards

The Company has granted nonvested common stock awards (also known as "restricted stock") to Company officers and to the non-management members of the Board of Directors under the Company's incentive plans. The nonvested common stock awards are issued as common shares upon vesting. The 2013 awards included 1,000 shares, which vest ratably over time through 2020. The 2012 awards included 50,000 shares with performance-based criteria with measurement periods beginning in 2012 through 2015 and 50,000 shares with performance-based criteria with measurement periods beginning in 2013 through 2016. The vesting performance criteria for awards with a measurement period beginning in 2012 relate to the Company's growth in net income from continuing operations compared to the 2011 base period. The vesting performance criteria for awards with a measurement period beginning in 2013 relate to the Company's growth in earnings per share from continuing operations compared to the 2012 base period. All other 2012 awards vest ratably over time through 2019. The 2011 awards included 50,000 shares with performance-based criteria with measurement periods beginning in 2011 through 2015. The vesting performance criteria for each year relate to the Company's growth in net income from continuing operations compared to the 2010 base period. All other 2011 awards vest ratably over time through 2018. The grant date fair value of the nonvested awards is based on the Company's closing stock price on the day of the grant date, and the grant date fair value of performance award units is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The following table summarizes the nonvested common stock award activity during 2013, 2012 and 2011 (in thousands, except fair value amounts):

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
	Underlying	at Date	Underlying	at Date	Underlying	at Date
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	153	$39.24	76	$30.74	33	$28.50
Granted	1	51.70	108	43.45	59	31.59
Vested	(8)	32.97	(31)	33.04	(16)	29.26
Canceled or forfeited	(29)	39.49	—	—	—	—
Outstanding at end of year	117	39.91	153	39.24	76	30.74

Nonvested common stock awards vesting in 2013, 2012 and 2011 had an aggregate intrinsic value of $224,000, $1,469,000 and $578,000, respectively, based on the closing price of the Company's stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $7,229,000 at December 31, 2013.

Share-Based Compensation Expense

The Company's net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross compensation costs:
Stock options	$158	$134	$112
Nonvested stock	395	1,166	630
Total gross compensation costs	553	1,300	742

Income tax benefits:
Stock options	(55)	(45)	(39)
Nonvested stock	(138)	(217)	(217)
Total income tax benefits	(193)	(262)	(256)

Net compensation expense	$360	$1,038	$486

Tax benefit realized from stock options exercised during the year	$7,805	$5,841	$2,088

As of December 31, 2013, the total compensation cost related to nonvested stock options not yet recognized was $680,000 and is expected to be recognized over the weighted-average period of 2.5 years. As of December 31, 2013, the total compensation cost related to nonvested common stock awards not yet recognized was $4,253,000 and is expected to be recognized over the weighted-average period of 1.9 years. There was $1,288,000, $0 and $0 of excess tax benefit over exercise price recorded as increases to additional paid-in capital in fiscal 2013, 2012 and 2011, respectively.

NOTE 14 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the “Plan”) is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants' accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $712,000, $602,000 and $525,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 15 - GEOGRAPHIC AREAS

The following table shows revenue, selected current assets and long-lived assets (all non-current assets except goodwill, intangibles and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
United States	$297,862	$270,342	$232,862
Mexico	362,986	321,749	281,135
	$660,848	$592,091	$513,997

Pawn loans and consumer loans:
United States	$66,548	$56,189	$41,184
Mexico	50,136	48,871	32,961
	$116,684	$105,060	$74,145

Inventories:
United States	$40,910	$32,664	$23,745
Mexico	36,883	32,681	20,667
	$77,793	$65,345	$44,412

Long-lived assets:
United States	$58,539	$47,343	$40,008
Mexico	52,339	48,452	35,383
	$110,878	$95,795	$75,391

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2013, and 2012, are set forth below. The Company's operations are subject to seasonal fluctuations. The amounts reported below have been adjusted to reflect reclassification of the discontinued operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Total revenue	$159,912	$142,354	$173,379	$185,203
Cost of revenue	68,652	58,207	79,404	85,011
Net revenue	91,260	84,147	93,975	100,192
Total expenses and other income	60,094	60,387	64,524	64,377
Income from continuing operations	20,180	15,654	23,127	25,518
Income (loss) from discontinued operations, net of tax	84	9	14	(740)
Net income	20,264	15,663	23,141	24,778
Diluted income per share:
Income from continuing operations, net of tax	0.68	0.53	0.79	0.87
Income (loss) from discontinued operations, net of tax	—	—	—	(0.03)
Net income	0.68	0.53	0.79	0.84
Diluted weighted average shares	29,955	29,603	29,353	29,393

2012
Total revenue	$133,629	$131,505	$148,700	$178,257
Cost of revenue	56,456	57,379	63,518	79,200
Net revenue	77,173	74,126	85,182	99,057
Total expenses and other income	50,648	49,243	55,294	58,116
Income from continuing operations	17,375	16,297	19,578	27,612
Income (loss) from discontinued operations, net of tax	137	52	(689)	(3)
Net income	17,512	16,349	18,889	27,609
Diluted income per share:
Income from continuing operations, net of tax	0.57	0.56	0.67	0.93
Income (loss) from discontinued operations, net of tax	0.01	—	(0.03)	—
Net income	0.58	0.56	0.64	0.93
Diluted weighted average shares	30,353	29,404	29,430	29,666