Form 10-Q
period 2014-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2014-04-24
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of April 21, 2014, there were 28,953,035 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information
This quarterly report contains forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. and its wholly owned subsidiaries (together, the “Company” or “First Cash”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.
Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, currency exchange rates and the price of gold and the impacts thereof, earnings and related transaction expenses from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

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

•	risks and uncertainties related to foreign operations in Mexico;

•	changes in import/export regulations and tariffs or duties;

•	changes in anti-money laundering and gun control regulations;

•	unforeseen litigation;

•	changes in tax rates or policies in the U.S. and Mexico;

•	changes in foreign currency exchange rates;

•	inclement weather, natural disasters and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in, the interpretation of existing accounting principles or financial reporting requirements; and

•	future business decisions.

These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2013 annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$94,929	$38,339	$70,643
Pawn loan fees and service charges receivable	16,539	15,544	16,689
Pawn loans	113,938	104,636	115,234
Consumer loans, net	1,239	1,618	1,450
Inventories	72,279	64,771	77,793
Prepaid expenses and other current assets	2,425	7,310	3,369
Deferred tax assets	5,190	1,148	5,044
Total current assets	306,539	233,366	290,222

Property and equipment, net	109,882	97,006	108,137
Goodwill, net	254,790	168,799	251,241
Other non-current assets	15,978	6,561	9,373
Total assets	$687,189	$505,732	$658,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$—	$3,240	$3,326
Accounts payable and accrued liabilities	37,184	30,827	38,023
Income taxes payable	3,377	—	7,412
Total current liabilities	40,561	34,067	48,761

Revolving unsecured credit facility	—	52,000	182,000
Notes payable, net of current portion	—	7,531	5,026
Senior unsecured notes	200,000	—	—
Deferred income tax liabilities	9,292	17,155	8,827
Total liabilities	249,853	110,753	244,614

Stockholders' equity:
Preferred stock	—	—	—
Common stock	394	393	394
Additional paid-in capital	177,225	175,144	176,675
Retained earnings	520,410	434,146	497,728
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(8,006)	(709)	(7,751)
Common stock held in treasury, at cost	(252,687)	(213,995)	(252,687)
Total stockholders' equity	437,336	394,979	414,359
Total liabilities and stockholders' equity	$687,189	$505,732	$658,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Retail merchandise sales	$98,708	$81,770
Pawn loan fees	47,638	43,151
Consumer loan and credit services fees	9,784	11,767
Wholesale scrap jewelry revenue	13,647	23,224
Total revenue	169,777	159,912

Cost of revenue:
Cost of retail merchandise sold	60,490	48,039
Consumer loan and credit services loss provision	1,743	2,109
Cost of wholesale scrap jewelry sold	11,088	18,504
Total cost of revenue	73,321	68,652

Net revenue	96,456	91,260

Expenses and other income:
Store operating expenses	48,492	42,805
Administrative expenses	13,329	13,092
Depreciation and amortization	4,272	3,625
Interest expense	1,436	719
Interest income	(81)	(147)
Total expenses and other income	67,448	60,094

Income from continuing operations before income taxes	29,008	31,166

Provision for income taxes	6,054	10,986

Income from continuing operations	22,954	20,180

Income (loss) from discontinued operations, net of tax	(272)	84
Net income	$22,682	$20,264

Basic income per share:
Income from continuing operations	$0.79	$0.69
Income (loss) from discontinued operations	(0.01)	—
Net income per basic share	$0.78	$0.69

Diluted income per share:
Income from continuing operations	$0.78	$0.68
Income (loss) from discontinued operations	(0.01)	—
Net income per diluted share	$0.77	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$22,682	$20,264
Other comprehensive income (loss):
Currency translation adjustment, gross	(393)	9,411
Tax (expense) benefit	138	(3,180)
Comprehensive income	$22,427	$26,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2013	—	$—	39,377	$394	$176,675	$497,728	$(7,751)	10,429	$(252,687)	$414,359
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	550	—	—	—	—	550
Net income	—	—	—	—	—	22,682	—	—	—	22,682
Currency translation adjustment, net of tax	—	—	—	—	—	—	(255)	—	—	(255)
Balance at 3/31/2014	—	$—	39,382	$394	$177,225	$520,410	$(8,006)	10,429	$(252,687)	$437,336

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

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2014	2013
Cash flow from operating activities:
Net income	$22,682	$20,264
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	213	249
Share-based compensation expense	550	428
Depreciation and amortization expense	4,272	3,625
Amortization of debt issuance costs	162	47
Deferred income taxes	451	700
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	154	62
Merchandise inventories	1,805	975
Prepaid expenses and other assets	(185)	(2,670)
Accounts payable and accrued expenses	(459)	2,110
Income taxes payable, current	(4,051)	(596)
Net cash flow provided by operating activities	25,594	25,194
Cash flow from investing activities:
Loan receivables, net of cash repayments	5,773	3,136
Purchases of property and equipment	(5,674)	(4,704)
Acquisitions of pawn stores, net of cash acquired	(4,889)	(1,468)
Net cash flow used in investing activities	(4,790)	(3,036)
Cash flow from financing activities:
Borrowings from revolving credit facilities	2,500	—
Repayments of revolving credit facilities	(184,500)	(50,500)
Repayments of notes payable	(8,352)	(792)
Issuance of senior notes	200,000	—
Debt issuance costs paid	(5,909)	—
Proceeds from exercise of share-based compensation awards	—	8,422
Income tax benefit from exercise of stock options	—	7,218
Net cash flow provided by (used in) financing activities	3,739	(35,652)
Effect of exchange rates on cash	(257)	1,548
Change in cash and cash equivalents	24,286	(11,946)
Cash and cash equivalents at beginning of the period	70,643	50,285
Cash and cash equivalents at end of the period	$94,929	$38,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (together, the “Company”). All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's annual report for the year ended December 31, 2013, on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The condensed consolidated financial statements as of March 31, 2014, and for the three month periods ended March 31, 2014, and 2013 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The Company has significant operations in Mexico where the functional currency for the Company's Mexican subsidiaries is the Mexican peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the year-to-date periods.

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2014 presentation.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Company does not expect ASU 2014-08 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures, however, it may impact the reporting of future discontinued operations if and when they occur.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$22,954	$20,180
Income (loss) from discontinued operations	(272)	84
Net income for calculating basic and diluted earnings per share	$22,682	$20,264

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,952	29,313
Effect of dilutive securities:
Stock options and nonvested awards	390	642
Weighted-average common shares for calculating diluted earnings per share	29,342	29,955

Basic earnings per share:
Income from continuing operations	$0.79	$0.69
Income (loss) from discontinued operations	(0.01)	—
Net income per basic share	$0.78	$0.69

Diluted earnings per share:
Income from continuing operations	$0.78	$0.68
Income (loss) from discontinued operations	(0.01)	—
Net income per diluted share	$0.77	$0.68

Note 3 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company completed the private offering of $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The net proceeds from the sale of the Notes were approximately $195,000,000. The Company used $153,411,000 of the net proceeds from the offering to repay all amounts outstanding under the 2014 Credit Facility (defined below) and to pay off the remaining balances on notes payable related to previous pawn store acquisitions. Approximately $41,589,000 of the net proceeds remain available for general corporate purposes. The Company is capitalizing approximately $5,000,000 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its revolving bank credit facility. The Company may redeem the Notes at any time on or after April 1, 2017, at the redemption prices set forth in the indenture governing the Notes (the “Indenture”), plus accrued and unpaid interest, if any. In addition, prior to April 1, 2017, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the Indenture. The Company may redeem up to 35% of the Notes prior to April 1, 2017, with the proceeds of certain equity offerings at a redemption price of 106.75% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any. In addition, upon a change of control, noteholders have the right to require the Company to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

On March 24, 2014, the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company agreed to use commercially reasonable efforts to issue in exchange for the Notes, generally no later than approximately 245 days following the closing date of the issuance and sale of the Notes, identical new notes that have been registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Notes. If the Company does not comply with certain covenants set forth in the registration rights agreement, the Company may be required to pay liquidated damages to holders of the Notes.

Revolving Credit Facilities

During the period from January 1, 2014, through February 4, 2014, the Company maintained a revolving line of credit agreement with its lenders (the “2012 Credit Facility”) in the amount of $205,000,000, which was scheduled to mature in February 2015. The 2012 Credit Facility charged interest at the prevailing 30-day London Interbank Offered Rate (“LIBOR”) plus a fixed spread of 2.0%. On February 4, 2014, the Company had $174,000,000 outstanding under the 2012 Credit Facility.

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the “2014 Credit Facility”) in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (i) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility). The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is unsecured except for the pledge of 65% of the stock of certain of the Company's foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. During March 2014, the Company used $145,870,000 of the proceeds from the sale of the Notes to repay all amounts outstanding under the 2014 Credit Facility. At March 31, 2014, the Company had no amount outstanding under the 2014 Credit Facility and $160,000,000 was available for borrowings.

Other Notes Payable

In March 2014, the Company used $7,541,000 of the proceeds from the sale of the Notes to repay the entire remaining balances on notes payable of $6,134,000 related to a September 2012 multi-store pawn acquisition and a note payable of $1,407,000 related to a January 2012 multi-store pawn acquisition.

Note 4 - Income Taxes

In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company's intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Accordingly, under U.S. income tax law, as of December 31, 2013, the undistributed earnings of the foreign subsidiaries should not be subject to U.S. federal income taxes. The Company recognized an estimated non-recurring net income tax benefit of approximately $3,979,000 in 2013 related primarily to changes in deferred tax assets and liabilities, net of certain one-time U.S. tax liabilities associated with the termination of the election. The Company recorded an additional benefit of $3,669,000 in March 2014 as the result of a change in its estimated U.S. federal liability associated with the terminated election. The amount of the benefits could be subject to adjustment pending the preparation and filing of the Company's 2013 tax returns during 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2013.

GENERAL

The Company is a leading operator of retail-based pawn stores in the United States and Mexico. The Company's primary business is the operation of pawn stores, which engage in retail sales, the purchase of secondhand goods as well as offer consumer finance services products. The Company's pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company's pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company's pawn stores offer consumer loans or credit services products. The Company's strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and acquisition opportunities as they arise.

Pawn operations accounted for approximately 94% of the Company’s consolidated revenue from continuing operations during the three months ended March 31, 2014, compared to 93% during the three months ended March 31, 2013. The Company’s pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans that the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company's pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 6% of consolidated revenue from continuing operations during the three months ended March 31, 2014, compared to 7% during the three months ended March 31, 2013, and was derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the Company's credit services organization (“CSO Program”) and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. For an additional discussion of the credit loss provision and related allowances and accruals, see —“Results of Continuing Operations.”

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

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended March 31, 2014, approximately 49% of total revenue was generated from Mexico and 51% from the United States.

As of March 31, 2014, the Company had 915 store locations in 12 U.S. states and 26 states in Mexico, which represents a net store-count increase of 9% over the trailing twelve months. The Company had net store growth of nine locations, with a total of 12 new store locations added during the first quarter of 2014.

The following table details store openings for the three months ended March 31, 2014:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	227	25	57	309
New locations opened	2	1	—	3
Locations acquired	1	—	—	1
Store format conversions	1	(1)	—	—
Locations closed or consolidated	(2)	(1)	—	(3)
Total locations, end of period	229	24	57	310

International:
Total locations, beginning of period	552	17	28	597
New locations opened	8	—	—	8
Total locations, end of period	560	17	28	605

Total:
Total locations, beginning of period	779	42	85	906
New locations opened	10	1	—	11
Locations acquired	1	—	—	1
Store format conversions	1	(1)	—	—
Locations closed or consolidated	(2)	(1)	—	(3)
Total locations, end of period	789	41	85	915

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At March 31, 2014, 121 of the U.S. large format pawn stores also offered consumer loans or credit services products.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2013 annual report on Form 10-K. There have been no changes to the Company's significant accounting policies for the three months ended March 31, 2014.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2014, Compared To The Three Months Ended March 31, 2013

The following table details the components of the Company's revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 5%, from 12.7 to 1 during the first quarter of 2013 to 13.2 to 1 during the first quarter of 2014. The end-of-period value of the Mexican peso to the U.S. dollar decreased 6%, from 12.4 to 1 at March 31, 2013, to 13.1 to 1 at March 31, 2014. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of March 31, 2014 translated into fewer U.S. dollars relative to the prior period end. While the weakening of the Mexican peso decreased the translated dollar-value of revenue, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See —“Non-GAAP Financial Information—Constant Currency Results” below.

	Three Months Ended				Increase/(Decrease)
	March 31,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$45,575	$33,712	$11,863	35%	35%
Pawn loan fees	22,902	18,839	4,063	22%	22%
Consumer loan and credit services fees	9,112	10,888	(1,776)	(16)%	(16)%
Wholesale scrap jewelry revenue	8,543	13,950	(5,407)	(39)%	(39)%
	86,132	77,389	8,743	11%	11%
International revenue:
Retail merchandise sales	53,133	48,058	5,075	11%	16%
Pawn loan fees	24,736	24,312	424	2%	6%
Consumer loan and credit services fees	672	879	(207)	(24)%	(20)%
Wholesale scrap jewelry revenue	5,104	9,274	(4,170)	(45)%	(45)%
	83,645	82,523	1,122	1%	6%
Total revenue:
Retail merchandise sales	98,708	81,770	16,938	21%	24%
Pawn loan fees	47,638	43,151	4,487	10%	13%
Consumer loan and credit services fees	9,784	11,767	(1,983)	(17)%	(17)%
Wholesale scrap jewelry revenue (1)	13,647	23,224	(9,577)	(41)%	(41)%
	$169,777	$159,912	$9,865	6%	8%

(1)   Wholesale scrap jewelry revenue during the three months ended March 31, 2014, consisted primarily of gold sales, of which approximately 8,900 ounces were sold at an average price of $1,304 per ounce, compared to approximately 12,400 ounces of gold sold at $1,650 per ounce in the prior-year period.

Domestic revenue accounted for approximately 51% of the total revenue for the current quarter, while international revenue (from Mexico) accounted for 49% of total revenue for the same period.

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from an independent third-party lender as of March 31, 2014, as compared to March 31, 2013 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at March 31,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$55,239	$46,094	$9,145	20%	20%
CSO credit extensions held by independent third-party (1)	9,248	10,341	(1,093)	(11)%	(11)%
Other consumer loans	633	838	(205)	(24)%	(24)%
	65,120	57,273	7,847	14%	14%
International:
Pawn loans	58,699	58,542	157	—%	6%
Other consumer loans	606	780	(174)	(22)%	(18)%
	59,305	59,322	(17)	—%	6%
Total:
Pawn loans	113,938	104,636	9,302	9%	12%
CSO credit extensions held by independent third-party (1)	9,248	10,341	(1,093)	(11)%	(11)%
Other consumer loans	1,239	1,618	(379)	(23)%	(21)%
	$124,425	$116,595	$7,830	7%	10%
Pawn inventories:
Domestic pawn inventories	$35,289	$28,044	$7,245	26%	26%
International pawn inventories	36,990	36,727	263	1%	7%
	$72,279	$64,771	$7,508	12%	15%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

The following table details the composition of pawn collateral and the average outstanding pawn loan receivable as of March 31, 2014, as compared to March 31, 2013 (unaudited).

	Balance at March 31,
	2014	2013
Composition of pawn collateral:
Domestic pawn loans:
General merchandise	42%	35%
Jewelry	58%	65%
	100%	100%
International pawn loans:
General merchandise	88%	85%
Jewelry	12%	15%
	100%	100%
Total pawn loans:
General merchandise	65%	63%
Jewelry	35%	37%
	100%	100%
Average outstanding pawn loan amount:
Domestic pawn loans	$173	$186
International pawn loans	69	76
Total pawn loans	98	103

Retail Merchandise Sales Operations

Total retail merchandise sales increased 21% (24% on a constant currency basis) to $98,708,000 during the first quarter of 2014 compared to $81,770,000 for the first quarter of 2013. The increased retail merchandise sales in the Company's pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools). During the first quarter of 2014, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 39%, and the margin on wholesale scrap jewelry was 19%, compared to margins of 41% on retail merchandise sales and 20% on wholesale scrap jewelry for the first quarter of 2013. The decline in retail margins reflects the continued shift in the Company's consolidated retail product mix toward general merchandise inventory, which carry lower margins than retail jewelry items.
Pawn inventories increased 12% (15% on a constant currency basis) from March 31, 2013, to March 31, 2014, reflecting the 9% increase in store additions and maturation of existing stores. At March 31, 2014, the Company’s pawn inventories, at cost, were composed of: 33% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools, and 16% other. At March 31, 2014, and 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.
Pawn Lending Operations

Pawn loan fees increased 10% (13% on a constant currency basis) to $47,638,000 during the first quarter of 2014 compared to $43,151,000 for the first quarter of 2013. The increase in pawn loan fees was primarily the result of an increase in the average total outstanding pawn receivables. Consolidated pawn receivables, as of March 31, 2014, increased 9% (12% on a constant currency basis) compared to March 31, 2013, primarily from store additions and maturation of existing stores, offset, in part, by a 5% decline in the average loan amount outstanding. Pawn receivables, as of March 31, 2014, increased 6% in Mexico (constant currency basis) and 20% in the U.S., compared to March 31, 2013.

Pawn receivables collateralized with general merchandise items increased 11% in Mexico and 6% in the U.S. from March 31, 2013, to March 31, 2014, while pawn receivables collateralized with jewelry decreased 16% in Mexico and 10% in the U.S. due to lessened consumer demand and adjustments to the loan to value ratios reflecting the decline in gold prices. Consolidated same-store pawn receivables (constant currency basis) declined 4% in total, 7% in the U.S. and 1% in Mexico from March 31, 2013, to March 31, 2014, which was consistent with similar declines in average loan amounts outstanding in both the U.S. and Mexico.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively, also known as payday loans) decreased 17% to $9,784,000 during the first quarter of 2014 compared to $11,767,000 for the first quarter of 2013. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which experienced a revenue decline of 19% during the first quarter of 2014. The Company attributes the decrease, in part, to increased competition in the Texas markets coupled with store closings. Consumer/payday loan-related products comprised 6% of total revenue for the first quarter of 2014.

The Company’s consumer loan and credit services credit loss provision was 18% of consumer loan and credit services fee revenue during the first quarter of both 2014 and 2013. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $440,000, or 4.5% of the gross loan balance, at March 31, 2014, compared to $493,000, or 4.6% of the gross loan balance, at March 31, 2013, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $72,000, or 5.5% of the gross loan balance, at March 31, 2014, compared to $94,000, or 5.5% of the gross loan balance, at March 31, 2013.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 41% to $13,647,000 during the first quarter of 2014 compared to $23,224,000 for the first quarter of 2013. The volume of liquidated scrap jewelry decreased 28%, reflecting the continued decline in demand for gold buying services. The scrap gross profit margin was 19%, compared to the prior-period margin of 20%. Scrap jewelry profits accounted for 3% of net revenue (gross profit) for the first quarter of 2014, compared to 5% in the first quarter of 2013. The average market price of gold during the first quarter of 2014 decreased 21%, compared to the first quarter of 2013, while the ending price at March 31, 2014, decreased 19% compared to March 31, 2013. The Company's exposure to gold price risk is described in detail in the Company's 2013 annual report on Form 10-K.

Combined Revenue Results

The overall increase in quarter-over-quarter revenue of 6% (8% on a constant currency basis) reflected a 17% increase (20% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset, in part, by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired since January 1, 2013, increased by $6,106,000 in Mexico and $20,071,000 in the United States in the first quarter of 2014 compared to the same quarter last year.

Excluding wholesale scrap jewelry sales, the Company's same-store core revenue in pawn stores increased 1% on a consolidated, constant currency basis from the first quarter of 2013 to the first quarter of 2014. Same-store core sales in Mexico increased 4% (constant currency), offset by a 4% decrease in the U.S. as compared to the prior-year period. Same-store wholesale scrap jewelry revenue decreased 50% in total, reflecting lower gold prices and reduced volumes from customers selling gold to the Company.

Store Operating Expenses

Store operating expenses increased by 13% to $48,492,000 during the first quarter of 2014, compared to $42,805,000 during the first quarter of 2013, primarily as a result of a 10% increase in the weighted-average store count, which included a number of larger, mature stores added through acquisitions, offset by a 5% decrease in the average value of the Mexican peso. Same-store operating expenses decreased 3% on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the first quarter of 2014 was $44,421,000, which equates to a store-level operating margin of 26%, compared to $45,445,000 and 28% in the prior-year quarter, respectively. The decline in the store-level operating margin related primarily to the decrease in net revenue from jewelry scrapping.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 2% to $13,329,000 during the first quarter of 2014, compared to $13,092,000 during the first quarter of 2013. As a percentage of revenue, administrative expenses were 8% in both the first quarter of 2014 and 2013.

Interest expense increased to $1,436,000 in the first quarter of 2014, compared to $719,000 for the first quarter of 2013, reflecting an increase in the weighted average amounts outstanding on the Company's revolving credit facilities and the Notes (defined below).

For the first quarter of 2014 and 2013, the Company’s effective federal income tax rates were 20.9% and 35.3%, respectively. The Company recorded an additional benefit of $3,669,000 in March 2014 as the result of a change in its estimated U.S. federal liability associated with the 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. Excluding the non-recurring net benefit, the consolidated tax rate for the first quarter of 2014 was 33.5%, compared to an effective rate of 35.3% in the prior-year quarter. The Company expects the effective rate going forward to be in a range of approximately 32% to 33% reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Income from continuing operations increased 14% to $22,954,000 during the first quarter of 2014, compared to $20,180,000 during the first quarter of 2013. Net income was $22,682,000 during the first quarter of 2014, compared to $20,264,000 during the first quarter of 2013, which included the results of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company’s primary sources of liquidity were $94,929,000 in cash and cash equivalents, $131,716,000 in customer loans, $72,279,000 in inventories and $160,000,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders. As of March 31, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $40,149,000. The Company had working capital of $265,978,000 as of March 31, 2014, and total equity exceeded liabilities by a ratio of 1.8:1.

On March 24, 2014, the Company completed the private offering of $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The net proceeds from the sale of the Notes were approximately $195,000,000. The Company used $153,411,000 of the net proceeds from the offering to repay all amounts outstanding under the

2014 Credit Facility (defined below) and to pay off the remaining balances on notes payable related to previous pawn store acquisitions. Approximately $41,589,000 of the net proceeds remain available for general corporate purposes. The Company capitalized approximately $5,000,000 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its revolving bank credit facility. The Company may redeem the Notes at any time on or after April 1, 2017, at the redemption prices set forth in the indenture governing the Notes (the “Indenture”), plus accrued and unpaid interest, if any. In addition, prior to April 1, 2017, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus the “make-whole” premium set forth in the Indenture. The Company may redeem up to 35% of the Notes prior to April 1, 2017, with the proceeds of certain equity offerings at a redemption price of 106.75% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any. In addition, upon a change of control, noteholders have the right to require the Company to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

On March 24, 2014, the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company agreed to use commercially reasonable efforts to issue in exchange for the Notes, generally no later than approximately 245 days following the closing date of the issuance and sale of the Notes, identical new notes that have been registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Notes. If the Company does not comply with certain covenants set forth in the registration rights agreement, the Company may be required to pay liquidated damages to holders of the Notes.

During the period from January 1, 2014, through February 4, 2014, the Company maintained a revolving line of credit agreement with its lenders (the “2012 Credit Facility”) in the amount of $205,000,000, which was scheduled to mature in February 2015. The 2012 Credit Facility charged interest at the prevailing 30-day London Interbank Offer Rate (“LIBOR”) plus a fixed spread of 2.0%. On February 4, 2014, the Company had $174,000,000 outstanding under the 2012 Credit Facility.

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the “2014 Credit Facility”) in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (i) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility). The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is guaranteed by substantially all of the Company's domestic subsidiaries and is secured by a pledge of 65% of the voting equity interests of the Company's foreign subsidiaries. The Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. During March 2014, the Company used $145,870,000 of the proceeds from the sale of the Notes to repay all amounts outstanding under the 2014 Credit Facility. At March 31, 2014, the Company had no amount outstanding under the 2014 Credit Facility and $160,000,000 available for borrowings. The Company believes it is in compliance with the requirements and covenants of the 2014 Credit Facility, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant.

In March 2014, the Company used $7,541,000 of the proceeds from the sale of the Notes to repay the entire remaining balances on notes payable of $6,134,000 related to a September 2012 multi-store pawn acquisition and a note payable of $1,407,000 related to a January 2012 multi-store pawn acquisition.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes that cash on hand, the borrowings available under the 2014 Credit Facility, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next 12 months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See —“Regulatory Developments.”

The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, dollar amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cash flow provided by operating activities	$25,594	$25,194
Cash flow used in investing activities	$(4,790)	$(3,036)
Cash flow provided by (used in) financing activities	$3,739	$(35,652)

Working capital	$265,978	$199,299
Current ratio	7.56:1	6.85:1
Leverage ratio (trailing twelve months)	1.4:1	0.4:1
Liabilities to equity ratio	57%	28%
Inventory turns (trailing twelve months)	3.6x	4.1x

Net cash provided by operating activities increased $400,000, or 2%, from $25,194,000 for the three months ended March 31, 2013, to $25,594,000 for the three months ended March 31, 2014, primarily due to an increase in net income of $2,418,000, offset, in part, by net changes in certain operating assets and liabilities.

Net cash used in investing activities increased $1,754,000 during the three months ended March 31, 2014, compared to the prior-year period. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $4,889,000 in cash related to acquisitions in the three months ended March 31, 2014, compared to $1,468,000 in the prior-year period. The Company also funded $5,776,000 of pawn loans in the three months ended March 31, 2014, compared to $3,087,000 in the prior-year period.

Net cash provided by financing activities during the three months ended March 31, 2014, increased $39,391,000, compared to the prior-year period. While net payments on the 2012 Credit Facility and the 2014 Credit Facility increased $131,500,000 compared to the prior-year period, the Company had net proceeds from the offering of Notes of approximately $195,000,000 during the three months ended March 31, 2014. At March 31, 2014, the Company had proceeds of approximately $41,589,000 from the Notes offering available for general corporate purposes.

During the three months ended March 31, 2014, the Company added 11 new pawn stores, acquired one pawn store and converted one small format store into a large format pawn store. The purchase price of the January 2014 U.S. store acquisition, net of cash acquired, was $4,481,000 and was composed of $4,381,000 in cash paid at closing and an additional $100,000 is payable in January 2015. The Company funded $5,674,000 in capital expenditures, primarily for new stores, during the three months ended March 31, 2014, and expects to fund capital expenditures at a similar annualized rate in the remainder of 2014. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2014 included net cash flow from operating activities of $25,594,000 for the three months ended March 31, 2014.

The Company intends to continue expansion primarily through new store openings. During 2014, the Company expects to add approximately 75 to 85 new stores. It anticipates that most of the additions will continue to be large format pawn stores in Mexico, but also includes 10 to 15 new builds and small acquisitions in strategic markets, which could further increase store additions for 2014. Management believes that cash on hand, the amounts available to be drawn under the 2014 Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2014.

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

The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold and silver jewelry, which is typically broken or of low value, produced in the normal course of business from its liquidation of such merchandise. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company’s balance sheet. As of March 31, 2014, the Company had no forward sales commitments for gold or silver ounces of its expected scrap jewelry sales.

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During the three months ended March 31, 2014, the Company did not repurchase any shares of its common stock and 771,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block purchases or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

Non-GAAP Financial Information

The Company uses certain financial calculations such as EBITDA from continuing operations, free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items that the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in Securities and Exchange Commission (“SEC”) rules. The Company uses these financial calculations in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating EBITDA from continuing operations, free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA from continuing operations, free cash flow and constant currency results as presented may not be comparable to other similarly titled measures of other companies.

Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization

The Company defines EBITDA from continuing operations as net income (loss) before income (loss) from discontinued operations net of tax, income taxes, depreciation and amortization, interest expense and interest income. EBITDA from continuing operations is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. However, EBITDA from continuing operations has limitations as an analytical tool and should not be considered in isolation or as a substitute for net income (loss) or other statement of income data prepared in accordance with GAAP. The following table provides a reconciliation of net income to EBITDA from continuing operations (unaudited, in thousands):

	Trailing Twelve Months Ended
	March 31,
	2014	2013
Net income	$86,264	$83,111
Loss from discontinued operations, net of tax	989	556
Income from continuing operations	87,253	83,667
Adjustments:
Income taxes	30,781	43,211
Depreciation and amortization	16,008	13,544
Interest expense	4,209	2,130
Interest income	(256)	(282)
Earnings from continuing operations before interest, taxes, depreciation and amortization	$137,995	$142,270

EBITDA from continuing operations margin calculated as follows:
Total revenue from continuing operations	$670,713	$618,374
Earnings from continuing operations before interest, taxes, depreciation and amortization	137,995	142,270
EBITDA from continuing operations as a percentage of revenue	21%	23%

Leverage ratio (indebtedness divided by EBITDA from continuing operations):
Indebtedness	$200,000	$62,771
Earnings from continuing operations before interest, taxes, depreciation and amortization	137,995	142,270
Leverage ratio	1.4:1	0.4:1

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

	Trailing Twelve Months Ended
	March 31,
	2014	2013
Cash flow from operating activities, including discontinued operations	$107,118	$84,885
Cash flow from investing activities:
Loan receivables	2,226	(12,357)
Purchases of property and equipment	(27,642)	(22,319)
Free cash flow	$81,702	$50,209

Constant Currency Results

The Company's reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Pawn scrap jewelry in Mexico is sold in U.S. dollars and, accordingly, does not require a constant currency adjustment. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 12.4 to 1 at March 31, 2013, was used, compared to the exchange rate of 13.1 to 1 at March 31, 2014. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended March 31, 2013, was 12.7 to 1, compared to the current quarter rate of 13.2 to 1.

Regulatory Developments

The Company is subject to regulation of its pawn stores, credit services, consumer loan and check cashing operations in all of the jurisdictions in which it operates. These regulations are provided through numerous laws, ordinances and regulatory pronouncements from various federal, state and local governmental entities in the United States and Mexico. These regulatory agencies have broad discretionary authority. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service and/or interest rates that may be charged. In many jurisdictions, in both the United States and Mexico, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting requirements, including reporting and recording of firearm transactions (U.S. only), receiving of pawn collateral, purchasing of merchandise, sales, export, import and transfer of merchandise, and currency transactions, among other things.

In both the United States and Mexico, governmental action to further restrict or even prohibit pawn loans and transactions or small consumer loans, such as payday advances and credit services products, has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for pawn and consumer loans, which is higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. The consumer groups and media stories often characterize pawn and especially payday loan activities as abusive toward consumers. During the last few years, in both the United States and Mexico, legislation or ordinances (on federal, state and local levels) have been introduced or enacted to prohibit, restrict or further regulate pawn loans and related transactions, including acceptance of pawn collateral, sale of merchandise, payday loans, consumer loans, credit services and related service fees. In addition, regulatory authorities in various levels of government in the United States and Mexico have proposed or publicly addressed, from time to time, the possibility of proposing new or expanded regulations that would prohibit or further restrict pawn loans and other pawn store transactions or consumer loans. Existing regulations and recent regulatory developments are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2013. This information is supplemented with the discussion provided in the following paragraphs.

As described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2013, the U.S. federal Consumer Financial Protection Bureau (“CFPB”) continues to study the small consumer loan market and could propose or adopt rules making certain short-term lending products and services materially less profitable or even impractical to offer. Subsequently, in March 2014, the CFPB Director, Richard Cordray, issued prepared remarks indicating that the CFPB is "in the late stages" of formulating new rules for the payday loan industry. Mr. Cordray stated that the CFPB aims to ensure small-dollar loan access to borrowers who can afford them, but that too often the size of the payments are unaffordable, and loans can become so-called “debt traps.” The CFPB also issued a public report on payday lending in March 2014 outlining its concerns regarding rollover transactions and introducing the concept of “loan sequences” as a measure of sustained usage, which is a more stringent measure than the simple counting of rollovers. The CFPB also raised concerns in the report that payday loans do not typically amortize over a loan sequence and payday loan payments are unaffordable to many borrowers. There can be no assurance that the CFPB will not propose or adopt rules making short-term lending products, such as payday and credit services products, materially less profitable or even impractical to offer.

Local ordinances increasing the regulation of and potentially restricting customer access to credit services products offered in the Texas cities of Bryan and Garland, where the Company currently has six consumer loan and pawn stores offering credit services products, were recently enacted and will become effective later in 2014. The Company cannot currently estimate the impact of such ordinances on revenues and profitability of its credit services operations in Bryan and Garland.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended at some future date that could outlaw or inhibit the ability of the Company to profitably offer pawn loans, consumer loans and credit services, significantly decrease the service fees for lending money, or prohibit or more stringently regulate the acceptance of collateral, sale, exportation or importation of pawn merchandise, any of which could have a material adverse effect on the Company's operations and financial condition. If legislative or regulatory actions that had negative effects on the pawn, consumer loan or credit services industries were taken at a federal, state or local level in the United States or Mexico, where the Company has a significant number of stores, those actions could have a material adverse effect on the Company’s acceptance of collateral, lending, credit services and retail buy/sell operations. There can be no assurance that additional federal, state or local legislation in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, which could have a material adverse effect on the Company's operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2013 annual report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company’s exposure to market risks since December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2013 annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2013 annual report on Form 10-K. These factors are supplemented by those discussed under “Regulatory Developments” in Part I, Item 2 of this report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2013 annual report on Form 10-K. As a result of the Company's private offering of the Notes in March 2014, certain risk factors, as provided below, have been identified in addition to those previously reported in the Company’s 2013 annual report on Form 10-K.

The Company's existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under the Notes.

As of March 31, 2014, after giving effect to the issuance of the Notes and the entry into the 2014 Credit Facility, the Company had outstanding indebtedness of $200,000,000 and availability of $160,000,000 under the 2014 Credit Facility. The Company's level of indebtedness could:

•	make it more difficult for it to satisfy its obligations with respect to the Notes and its other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;

•
require it to dedicate a substantial portion of its cash flow from operations to the payment of principal and interest on its indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, new store openings, capital expenditures and other general corporate purposes;

•	limit its ability to obtain additional financing for working capital, acquisitions, new store openings, capital expenditures, debt service requirements and other general corporate purposes;

•	limit its ability to refinance indebtedness or cause the associated costs of such refinancing to increase;

•	restrict the ability of its subsidiaries to pay dividends or otherwise transfer assets to the Company, which could limit its ability to, among other things, make required payments on its debt;

•
increase the Company's vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of its borrowings are at variable rates of interest); and

•
place the Company at a competitive disadvantage compared to other companies with proportionately less debt or comparable debt at more favorable interest rates who, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of the Company's level of indebtedness could have a material adverse effect on its business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2014, through March 31, 2014, the Company granted a total of 46,600 nonvested shares of common stock to certain executives of the Company. A total of 4,600 previously granted shares vested and were issued during the period from January 1, 2014, through March 31, 2014.

The transactions set forth in the above paragraph were completed pursuant to Section 4(2) of the Securities Act, did not involve a public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. All sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above.

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During the three months ended March 31, 2014, the Company did not repurchase any shares of its common stock and 771,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block purchases or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and BOKF, NA, dba Bank of Texas (including the form of Note attached as an exhibit thereto)	8-K	0-19133	4.1	03/25/2014
4.2	Registration Rights Agreement, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and Wells Fargo Securities, LLC.	8-K	0-19133	4.2	03/25/2014
10.1	Credit Agreement, dated February 5, 2014, among First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Hereto, the Lenders Party Hereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	02/07/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, filed with the SEC on April 24, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2014, March 31, 2013, and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014, and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014, and March 31, 2013, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014, and March 31, 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and March 31, 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: April 24, 2014	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and BOKF, NA, dba Bank of Texas (including the form of Note attached as an exhibit thereto)	8-K	0-19133	4.1	03/25/2014
4.2	Registration Rights Agreement, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and Wells Fargo Securities, LLC.	8-K	0-19133	4.2	03/25/2014
10.1	Credit Agreement, dated February 5, 2014, among First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Hereto, the Lenders Party Hereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	02/07/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, filed with the SEC on April 24, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2014, March 31, 2013, and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014, and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014, and March 31, 2013, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014, and March 31, 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and March 31, 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
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