Form 10-Q
period 2014-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2014-07-28
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of July 21, 2014, there were 28,470,405 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information
This quarterly report contains forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. and its wholly owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.
Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, regulatory exposures, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, currency exchange rates and the price of gold and the impacts thereof, earnings and related transaction expenses from acquisitions, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

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

•	risks and uncertainties related to foreign operations in Mexico;

•	changes in import/export regulations and tariffs or duties;

•	changes in anti-money laundering and gun control regulations;

•	unforeseen litigation;

•	changes in tax rates or policies in the U.S. and Mexico;

•	changes in foreign currency exchange rates;

•	inclement weather, natural disasters and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements; and

•	future business decisions.

These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2013 annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014, including the risks described in Item 1A "Risk Factors" of the Company's annual report and this quarterly report. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$84,055	$32,706	$70,643
Pawn loan fees and service charges receivable	17,808	16,354	16,689
Pawn loans	123,901	112,212	115,234
Consumer loans, net	1,339	1,504	1,450
Inventories	77,587	82,005	77,793
Prepaid expenses and other current assets	1,724	2,723	3,369
Deferred tax assets	5,348	1,148	5,044
Total current assets	311,762	248,652	290,222

Property and equipment, net	112,488	97,734	108,137
Goodwill, net	254,918	220,418	251,241
Other non-current assets	15,559	8,639	9,373
Total assets	$694,727	$575,443	$658,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$—	$3,268	$3,326
Accounts payable and accrued liabilities	42,400	31,759	38,023
Income taxes payable	—	506	7,412
Total current liabilities	42,400	35,533	48,761

Revolving unsecured credit facility	—	153,000	182,000
Notes payable, net of current portion	—	6,704	5,026
Senior unsecured notes	200,000	—	—
Deferred income tax liabilities	9,970	14,404	8,827
Total liabilities	252,370	209,641	244,614

Stockholders' equity:
Preferred stock	—	—	—
Common stock	394	393	394
Additional paid-in capital	178,978	175,555	176,675
Retained earnings	536,425	449,809	497,728
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(7,439)	(7,268)	(7,751)
Common stock held in treasury, at cost	(266,001)	(252,687)	(252,687)
Total stockholders' equity	442,357	365,802	414,359
Total liabilities and stockholders' equity	$694,727	$575,443	$658,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Retail merchandise sales	$97,188	$83,900	$195,896	$165,670
Pawn loan fees	47,555	43,052	95,193	86,203
Consumer loan and credit services fees	8,416	10,085	18,200	21,852
Wholesale scrap jewelry revenue	12,167	5,317	25,814	28,541
Total revenue	165,326	142,354	335,103	302,266

Cost of revenue:
Cost of retail merchandise sold	59,093	51,092	119,583	99,131
Consumer loan and credit services loss provision	2,236	2,515	3,979	4,624
Cost of wholesale scrap jewelry sold	10,076	4,600	21,164	23,104
Total cost of revenue	71,405	58,207	144,726	126,859

Net revenue	93,921	84,147	190,377	175,407

Expenses and other income:
Store operating expenses	48,934	43,308	97,426	86,113
Administrative expenses	13,615	12,764	26,944	25,856
Depreciation and amortization	4,325	3,733	8,597	7,358
Interest expense	3,910	633	5,346	1,352
Interest income	(262)	(51)	(343)	(198)
Total expenses and other income	70,522	60,387	137,970	120,481

Income from continuing operations before income taxes	23,399	23,760	52,407	54,926

Provision for income taxes	7,384	8,106	13,438	19,092

Income from continuing operations	16,015	15,654	38,969	35,834

Income (loss) from discontinued operations, net of tax	—	9	(272)	93
Net income	$16,015	$15,663	$38,697	$35,927

Basic income per share:
Income from continuing operations	$0.55	$0.54	$1.35	$1.23
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income per basic share	$0.55	$0.54	$1.34	$1.23

Diluted income per share:
Income from continuing operations	$0.55	$0.53	$1.33	$1.21
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income per diluted share	$0.55	$0.53	$1.32	$1.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$16,015	$15,663	$38,697	$35,927
Other comprehensive income (loss):
Currency translation adjustment, gross	873	(10,047)	480	(636)
Tax (expense) benefit	(306)	3,488	(168)	308
Comprehensive income	$16,582	$9,104	$39,009	$35,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2013	—	$—	39,377	$394	$176,675	$497,728	$(7,751)	10,429	$(252,687)	$414,359
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options	—	—	45	—	712	—	—	—	—	712
Income tax benefit from exercise of stock options	—	—	—	—	677	—	—	—	—	677
Share-based compensation expense	—	—	—	—	914	—	—	—	—	914
Net income	—	—	—	—	—	38,697	—	—	—	38,697
Currency translation adjustment, net of tax	—	—	—	—	—	—	312	—	—	312
Repurchases of treasury stock	—	—	—	—	—	—	—	235	(13,314)	(13,314)
Balance at 6/30/2014	—	$—	39,427	$394	$178,978	$536,425	$(7,439)	10,664	$(266,001)	$442,357

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

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2014	2013
Cash flow from operating activities:
Net income	$38,697	$35,927
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	486	496
Share-based compensation expense	914	839
Depreciation and amortization expense	8,597	7,358
Amortization of debt issuance costs	535	—
Deferred income taxes	692	1,437
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(1,092)	(1,193)
Merchandise inventories	211	(3,945)
Prepaid expenses and other assets	1,540	2,150
Accounts payable and accrued expenses	6,202	1,699
Income taxes payable, current	(7,842)	279
Net cash flow provided by operating activities	48,940	45,047
Cash flow from investing activities:
Loan receivables, net of cash repayments	(7,958)	(7,362)
Purchases of property and equipment	(12,059)	(10,374)
Acquisitions of pawn stores, net of cash acquired	(6,389)	(71,501)
Net cash flow used in investing activities	(26,406)	(89,237)
Cash flow from financing activities:
Borrowings from revolving credit facilities	2,500	116,600
Repayments of revolving credit facilities	(184,500)	(66,100)
Repayments of notes payable	(8,352)	(1,591)
Issuance of senior unsecured notes	200,000	—
Debt issuance costs paid	(6,798)	—
Purchases of treasury stock	(13,314)	(38,692)
Proceeds from exercise of share-based compensation awards	712	8,422
Income tax benefit from exercise of stock options	677	7,218
Net cash flow provided by (used in) financing activities	(9,075)	25,857
Effect of exchange rates on cash	(47)	754
Change in cash and cash equivalents	13,412	(17,579)
Cash and cash equivalents at beginning of the period	70,643	50,285
Cash and cash equivalents at end of the period	$84,055	$32,706

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's annual report for the year ended December 31, 2013, on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014. The condensed consolidated financial statements as of June 30, 2014 and for the three month and six month periods ended June 30, 2014 and 2013 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. The Company does not expect ASU 2014-09 to have a material effect on the Company’s current financial position or results of operations, however, it may impact the reporting of future financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$16,015	$15,654	$38,969	$35,834
Income (loss) from discontinued operations	—	9	(272)	93
Net income for calculating basic and diluted earnings per share	$16,015	$15,663	$38,697	$35,927

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,938	29,167	28,945	29,240
Effect of dilutive securities:
Stock options and nonvested awards	403	436	396	539
Weighted-average common shares for calculating diluted earnings per share	29,341	29,603	29,341	29,779

Basic earnings per share:
Income from continuing operations	$0.55	$0.54	$1.35	$1.23
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income per basic share	$0.55	$0.54	$1.34	$1.23

Diluted earnings per share:
Income from continuing operations	$0.55	$0.53	$1.33	$1.21
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income per diluted share	$0.55	$0.53	$1.32	$1.21

Note 3 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company completed the private offering of $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The net proceeds from the sale of the Notes were approximately $194,800,000. The Company used $153,411,000 of the net proceeds from the offering to repay all amounts outstanding under the 2014 Credit Facility (defined below) and to pay off the remaining balances on notes payable related to previous pawn store acquisitions and approximately $41,389,000 of the net proceeds were available for general corporate purposes. The Company capitalized approximately $5,200,000 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2014 Credit Facility. The Company may redeem the Notes at any time on or after April 1, 2017, at the redemption prices set forth in the indenture governing the Notes (the “Indenture”), plus accrued and unpaid interest, if any. Prior to April 1, 2017, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the Indenture. The Company may also redeem up to 35% of the Notes prior to April 1, 2017, with the proceeds of certain equity offerings at a redemption price of 106.75% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any. In addition, upon a change of control, noteholders have the right to require the Company to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

On March 24, 2014, the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company agreed to use commercially reasonable efforts to issue in exchange for the Notes, generally no later than approximately 245 days following the closing date of the issuance and sale of the Notes, identical new notes that have been registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Notes. If the Company does not comply with certain covenants set forth in the registration rights agreement, the Company may be required to pay liquidated damages to holders of the Notes. Pursuant to the registration rights agreement, the Company caused a registration statement on Form S-4 to be declared effective by the SEC in July 2014 and is currently conducting an offer to exchange the unregistered Notes with identical new notes registered under the Securities Act.

Revolving Credit Facilities

During the period from January 1, 2014 through February 4, 2014, the Company maintained a revolving line of credit agreement with its lenders (the “2012 Credit Facility”) in the amount of $205,000,000, which was scheduled to mature in February 2015. The 2012 Credit Facility charged interest at the prevailing 30-day London Interbank Offered Rate (“LIBOR”) plus a fixed spread of 2.0%.

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the “2014 Credit Facility”) in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (i) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility) and a fixed charge coverage ratio. The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is unsecured except for the pledge of 65% of the voting equity interests of the Company's foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. During March 2014, the Company used $145,870,000 of the proceeds from the sale of the Notes to repay all amounts outstanding under the 2014 Credit Facility. At June 30, 2014, the Company had no amount outstanding under the 2014 Credit Facility and $160,000,000 was available for borrowings.

Other Notes Payable

In March 2014, the Company used $7,541,000 of the proceeds from the sale of the Notes to repay the entire remaining balances on notes payable of $6,134,000 related to a September 2012 multi-store acquisition and a note payable of $1,407,000 related to a January 2012 multi-store acquisition.

Note 4 - Income Taxes

In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company's intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Accordingly, under U.S. income tax law, as of December 31, 2013, the undistributed earnings of the foreign subsidiaries should not be subject to U.S. federal income taxes. The Company recognized an estimated non-recurring net income tax benefit of approximately $3,979,000 in 2013 related primarily to changes in deferred tax assets and liabilities, net of certain one-time U.S. tax liabilities associated with the termination of the election. The Company recorded an additional benefit of $3,669,000 in March 2014 as the result of a change in its estimated U.S. federal tax liability associated with the terminated election. The amount of the benefits could be subject to adjustment pending the preparation and filing of the Company's 2013 tax returns during 2014.

Note 5 - Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The three levels are (from highest to lowest):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

As cash and cash equivalents have maturities of less than three months, the carrying values of cash and cash equivalents approximate fair value (Level 1 of the fair value hierarchy). Due to their short-term maturities, pawn loans, consumer loans (net), pawn loan fees and service charges receivable approximate fair value (Level 3 of the fair value hierarchy).

The carrying value of the 2012 Credit Facility approximates fair value as of June 30, 2013 and December 31, 2013. The carrying value of the 2014 Credit Facility approximates fair value as of June 30, 2014. The fair value of the Notes was approximately $214,000,000 as of June 30, 2014 compared to a carrying value of $200,000,000. These fair values have been estimated based on discounted cash flow analyses using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 6 - Condensed Consolidating Guarantor Financial Statements

In connection with the issuance of the Notes, certain of the Company's domestic subsidiaries (collectively, "Guarantor Subsidiaries”), fully, unconditionally, jointly and severally guaranteed the payment obligations under the Notes. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of comprehensive income and statements of cash flows of First Cash Financial Services, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Parent Company's other subsidiaries (the “Non-Guarantor Subsidiaries”).

The supplemental condensed consolidating financial information has been prepared pursuant to SEC rules and regulations for interim condensed financial information and does not include the more complete disclosures included in annual financial statements. Investments in consolidated subsidiaries have been presented under the equity method of accounting. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheet
June 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$37,132	$2,555	$44,368	$—	$84,055
Pawn loan fees and service charges receivable	—	7,014	10,794	—	17,808
Pawn loans	—	53,764	70,137	—	123,901
Consumer loans, net	—	665	674	—	1,339
Inventories	—	30,115	47,472	—	77,587
Prepaid expenses and other current assets	1,717	—	7	—	1,724
Deferred tax assets	906	—	4,442	—	5,348
Total current assets	39,755	94,113	177,894	—	311,762

Property and equipment, net	4,188	49,246	59,054	—	112,488
Goodwill, net	—	152,981	101,937	—	254,918
Other non-current assets	—	11,380	4,179	—	15,559
Deferred tax assets	—	—	7,071	(7,071)	—
Intercompany receivable	—	—	165,480	(165,480)	—
Investments in subsidiaries	778,645	—	—	(778,645)	—
Total assets	$822,588	$307,720	$515,615	$(951,196)	$694,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$14,689	$9,386	$18,325	$—	$42,400
Total current liabilities	14,689	9,386	18,325	—	42,400

Senior unsecured notes	200,000	—	—	—	200,000
Deferred income tax liabilities	62	14,177	2,802	(7,071)	9,970
Intercompany payable	165,480	—	—	(165,480)	—
Total liabilities	380,231	23,563	21,127	(172,551)	252,370

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	394	—	—	—	394
Additional paid-in capital	178,978	—	—	—	178,978
Retained earnings	529,289	284,157	501,624	(778,645)	536,425
Accumulated other comprehensive income (loss)	(303)	—	(7,136)	—	(7,439)
Common stock held in treasury, at cost	(266,001)	—	—	—	(266,001)
Total stockholders' equity	442,357	284,157	494,488	(778,645)	442,357
Total liabilities and stockholders' equity	$822,588	$307,720	$515,615	$(951,196)	$694,727

Condensed Consolidating Balance Sheet
June 30, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,478	$4,353	$19,875	$—	$32,706
Pawn loan fees and service charges receivable	—	7,350	9,004	—	16,354
Pawn loans	—	53,611	58,601	—	112,212
Consumer loans, net	—	658	846	—	1,504
Inventories	—	34,951	47,054	—	82,005
Prepaid expenses and other current assets	1,351	—	9,692	(8,320)	2,723
Deferred tax assets	1,148	—	—	—	1,148
Total current assets	10,977	100,923	145,072	(8,320)	248,652

Property and equipment, net	4,632	39,872	53,230	—	97,734
Goodwill, net	—	148,596	71,822	—	220,418
Other non-current assets	—	5,449	3,190	—	8,639
Deferred tax assets	—	—	3,755	(3,755)	—
Intercompany receivable	—	—	141,568	(141,568)	—
Investments in subsidiaries	674,434	—	—	(674,434)	—
Total assets	$690,043	$294,840	$418,637	$(828,077)	$575,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,268	$—	$—	$—	$3,268
Accounts payable and accrued liabilities	9,094	7,094	15,571	—	31,759
Income taxes payable	8,826	—	—	(8,320)	506
Total current liabilities	21,188	7,094	15,571	(8,320)	35,533

Revolving unsecured credit facility	153,000	—	—	—	153,000
Notes payable, net of current portion	6,704	—	—	—	6,704
Deferred income tax liabilities	1,781	10,198	6,180	(3,755)	14,404
Intercompany payable	141,568	—	—	(141,568)	—
Total liabilities	324,241	17,292	21,751	(153,643)	209,641

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	393	—	—	—	393
Additional paid-in capital	175,555	—	—	—	175,555
Retained earnings	442,760	277,548	403,935	(674,434)	449,809
Accumulated other comprehensive income (loss)	(219)	—	(7,049)	—	(7,268)
Common stock held in treasury, at cost	(252,687)	—	—	—	(252,687)
Total stockholders' equity	365,802	277,548	396,886	(674,434)	365,802
Total liabilities and stockholders' equity	$690,043	$294,840	$418,637	$(828,077)	$575,443

Condensed Consolidating Balance Sheet
December 31, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24,674	$4,240	$41,729	$—	$70,643
Pawn loan fees and service charges receivable	—	7,934	8,755	—	16,689
Pawn loans	—	56,566	58,668	—	115,234
Consumer loans, net	—	694	756	—	1,450
Inventories	—	33,817	43,976	—	77,793
Prepaid expenses and other current assets	1,971	—	1,398	—	3,369
Deferred tax assets	907	—	4,137	—	5,044
Total current assets	27,552	103,251	159,419	—	290,222

Property and equipment, net	4,155	47,374	56,608	—	108,137
Goodwill, net	—	149,470	101,771	—	251,241
Other non-current assets	—	6,020	3,353	—	9,373
Deferred tax assets	—	—	6,943	(6,943)	—
Intercompany receivable	—	—	156,794	(156,794)	—
Investments in subsidiaries	751,785	—	—	(751,785)	—
Total assets	$783,492	$306,115	$484,888	$(915,522)	$658,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,326	$—	$—	$—	$3,326
Accounts payable and accrued liabilities	13,804	6,942	17,277	—	38,023
Income taxes payable	7,302	—	110	—	7,412
Total current liabilities	24,432	6,942	17,387	—	48,761

Revolving unsecured credit facility	182,000	—	—	—	182,000
Notes payable, net of current portion	5,026	—	—	—	5,026
Deferred income tax liabilities	881	10,080	4,809	(6,943)	8,827
Intercompany payable	156,794	—	—	(156,794)	—
Total liabilities	369,133	17,022	22,196	(163,737)	244,614

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	394	—	—	—	394
Additional paid-in capital	176,675	—	—	—	176,675
Retained earnings	490,280	289,093	470,140	(751,785)	497,728
Accumulated other comprehensive income (loss)	(303)	—	(7,448)	—	(7,751)
Common stock held in treasury, at cost	(252,687)	—	—	—	(252,687)
Total stockholders' equity	414,359	289,093	462,692	(751,785)	414,359
Total liabilities and stockholders' equity	$783,492	$306,115	$484,888	$(915,522)	$658,973

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$31,258	$65,930	$—	$97,188
Pawn loan fees	—	17,677	29,878	—	47,555
Consumer loan and credit services fees	—	7,565	851	—	8,416
Wholesale scrap jewelry revenue	—	6,031	6,136	—	12,167
Total revenue	—	62,531	102,795	—	165,326

Cost of revenue:
Cost of retail merchandise sold	—	17,264	41,829	—	59,093
Consumer loan and credit services loss provision	—	2,052	184	—	2,236
Cost of wholesale scrap jewelry sold	—	5,053	5,023	—	10,076
Total cost of revenue	—	24,369	47,036	—	71,405

Net revenue	—	38,162	55,759	—	93,921

Expenses and other income:
Store operating expenses	—	20,082	28,852	—	48,934
Administrative expenses	5,773	—	7,842	—	13,615
Depreciation and amortization	273	1,339	2,713	—	4,325
Interest expense	3,910	—	—	—	3,910
Interest income	6	(25)	(243)	—	(262)
Total expenses and other income	9,962	21,396	39,164	—	70,522

Income (loss) from continuing operations before income taxes	(9,962)	16,766	16,595	—	23,399

Provision for income taxes	(1,283)	5,868	2,799	—	7,384

Income (loss) from continuing operations	(8,679)	10,898	13,796	—	16,015

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(8,679)	$10,898	$13,796	$—	$16,015
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	567	—	—	—	567
Comprehensive income (loss)	$(8,112)	$10,898	$13,796	$—	$16,582

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$25,217	$58,683	$—	$83,900
Pawn loan fees	—	15,484	27,568	—	43,052
Consumer loan and credit services fees	—	9,036	1,049	—	10,085
Wholesale scrap jewelry revenue	—	795	4,522	—	5,317
Total revenue	—	50,532	91,822	—	142,354

Cost of revenue:
Cost of retail merchandise sold	—	14,374	36,718	—	51,092
Consumer loan and credit services loss provision	—	2,336	179	—	2,515
Cost of wholesale scrap jewelry sold	—	661	3,939	—	4,600
Total cost of revenue	—	17,371	40,836	—	58,207

Net revenue	—	33,161	50,986	—	84,147

Expenses and other income:
Store operating expenses	—	21,229	22,079	—	43,308
Administrative expenses	8,720	—	4,044	—	12,764
Depreciation and amortization	285	1,118	2,330	—	3,733
Interest expense	633	—	—	—	633
Interest income	(1)	—	(50)	—	(51)
Total expenses and other income	9,637	22,347	28,403	—	60,387

Income (loss) from continuing operations before income taxes	(9,637)	10,814	22,583	—	23,760

Provision for income taxes	(2,879)	3,893	7,092	—	8,106

Income (loss) from continuing operations	(6,758)	6,921	15,491	—	15,654

Income (loss) from discontinued operations, net of tax	—	—	9	—	9
Net income (loss)	$(6,758)	$6,921	$15,500	$—	$15,663
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	(6,559)	—	—	—	(6,559)
Comprehensive income (loss)	$(13,317)	$6,921	$15,500	$—	$9,104

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$68,616	$127,280	$—	$195,896
Pawn loan fees	—	37,143	58,050	—	95,193
Consumer loan and credit services fees	—	16,528	1,672	—	18,200
Wholesale scrap jewelry revenue	—	13,538	12,276	—	25,814
Total revenue	—	135,825	199,278	—	335,103

Cost of revenue:
Cost of retail merchandise sold	—	38,400	81,183	—	119,583
Consumer loan and credit services loss provision	—	3,617	362	—	3,979
Cost of wholesale scrap jewelry sold	—	11,172	9,992	—	21,164
Total cost of revenue	—	53,189	91,537	—	144,726

Net revenue	—	82,636	107,741	—	190,377

Expenses and other income:
Store operating expenses	—	41,269	56,157	—	97,426
Administrative expenses	12,824	—	14,120	—	26,944
Depreciation and amortization	563	2,789	5,245	—	8,597
Interest expense	5,346	—	—	—	5,346
Interest income	(23)	—	(320)	—	(343)
Total expenses and other income	18,710	44,058	75,202	—	137,970

Income (loss) from continuing operations before income taxes	(18,710)	38,578	32,539	—	52,407

Provision for income taxes	(7,780)	13,502	7,716	—	13,438

Income (loss) from continuing operations	(10,930)	25,076	24,823	—	38,969

Income (loss) from discontinued operations, net of tax	—	—	(272)	—	(272)
Net income (loss)	$(10,930)	$25,076	$24,551	$—	$38,697
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	312	—	—	—	312
Comprehensive income (loss)	$(10,618)	$25,076	$24,551	$—	$39,009

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$54,157	$111,513	$—	$165,670
Pawn loan fees	—	32,298	53,905	—	86,203
Consumer loan and credit services fees	—	19,777	2,075	—	21,852
Wholesale scrap jewelry revenue	—	13,519	15,022	—	28,541
Total revenue	—	119,751	182,515	—	302,266

Cost of revenue:
Cost of retail merchandise sold	—	29,568	69,563	—	99,131
Consumer loan and credit services loss provision	—	4,325	299	—	4,624
Cost of wholesale scrap jewelry sold	—	10,418	12,686	—	23,104
Total cost of revenue	—	44,311	82,548	—	126,859

Net revenue	—	75,440	99,967	—	175,407

Expenses and other income:
Store operating expenses	—	39,303	46,810	—	86,113
Administrative expenses	17,931	—	7,925	—	25,856
Depreciation and amortization	562	2,248	4,548	—	7,358
Interest expense	1,352	—	—	—	1,352
Interest income	(4)	—	(194)	—	(198)
Total expenses and other income	19,841	41,551	59,089	—	120,481

Income (loss) from continuing operations before income taxes	(19,841)	33,889	40,878	—	54,926

Provision for income taxes	(5,841)	12,200	12,733	—	19,092

Income (loss) from continuing operations	(14,000)	21,689	28,145	—	35,834

Income (loss) from discontinued operations, net of tax	—	—	93	—	93
Net income (loss)	$(14,000)	$21,689	$28,238	$—	$35,927
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	(328)	—	—	—	(328)
Comprehensive income (loss)	$(14,328)	$21,689	$28,238	$—	$35,599

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by operating activities	$13,443	$2,883	$32,614	$—	$48,940
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	5,966	(13,924)	—	(7,958)
Purchases of property and equipment	(596)	(4,145)	(7,318)	—	(12,059)
Acquisitions of pawn stores, net of cash acquired	—	(6,389)	—	—	(6,389)
Investing activity with subsidiaries	8,686	—	(8,686)	—	—
Net cash flow provided by (used in) investing activities	8,090	(4,568)	(29,928)	—	(26,406)
Cash flow from financing activities:
Borrowings from revolving credit facilities	2,500	—	—	—	2,500
Repayments of revolving credit facilities	(184,500)	—	—	—	(184,500)
Repayments of notes payable	(8,352)	—	—	—	(8,352)
Issuance of senior unsecured notes	200,000	—	—	—	200,000
Debt issuance costs paid	(6,798)	—	—	—	(6,798)
Purchases of treasury stock	(13,314)	—	—	—	(13,314)
Proceeds from exercise of share-based compensation awards	712	—	—	—	712
Income tax benefit from exercise of stock options	677	—	—	—	677
Net cash flow used in financing activities	(9,075)	—	—	—	(9,075)
Effect of exchange rates on cash	—	—	(47)	—	(47)
Change in cash and cash equivalents	12,458	(1,685)	2,639	—	13,412
Cash and cash equivalents at beginning of the period	24,674	4,240	41,729	—	70,643
Cash and cash equivalents at end of the period	$37,132	$2,555	$44,368	$—	$84,055

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(51,135)	$74,077	$22,105	$—	$45,047
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	(1,637)	(5,725)	—	(7,362)
Purchases of property and equipment	(1,462)	(1,956)	(6,956)	—	(10,374)
Acquisitions of pawn stores, net of cash acquired	—	(70,016)	(1,485)	—	(71,501)
Investing activity with subsidiaries	23,073	—	(23,073)	—	—
Net cash flow provided by (used in) investing activities	21,611	(73,609)	(37,239)	—	(89,237)
Cash flow from financing activities:
Borrowings from revolving credit facilities	116,600	—	—	—	116,600
Repayments of revolving credit facilities	(66,100)	—	—	—	(66,100)
Repayments of notes payable	(1,591)	—	—	—	(1,591)
Purchases of treasury stock	(38,692)	—	—	—	(38,692)
Proceeds from exercise of share-based compensation awards	8,422	—	—	—	8,422
Income tax benefit from exercise of stock options	7,218	—	—	—	7,218
Net cash flow provided by financing activities	25,857	—	—	—	25,857
Effect of exchange rates on cash	—	—	754	—	754
Change in cash and cash equivalents	(3,667)	468	(14,380)	—	(17,579)
Cash and cash equivalents at beginning of the period	12,145	3,885	34,255	—	50,285
Cash and cash equivalents at end of the period	$8,478	$4,353	$19,875	$—	$32,706

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2013. References in this quarterly report on Form 10-Q to “year-to-date” refer to the six-month period from January 1, 2014, to June 30, 2014.

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

Pawn operations accounted for approximately 95% of the Company’s consolidated revenue from continuing operations during the six months ended June 30, 2014 compared to 93% during the six months ended June 30, 2013. The Company’s pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans that the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company's pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 5% of consolidated revenue from continuing operations during the six months ended June 30, 2014 compared to 7% during the six months ended June 30, 2013, and was derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the Company's credit services organization (“CSO Program”) and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. For an additional discussion of the credit loss provision and related allowances and accruals, see “—Results of Continuing Operations.”

Stores included in the same-store revenue calculations presented in this quarterly report are those stores that were opened prior to the beginning of the prior-year comparative period and remained open through the end of the measurement period. Also included are stores that were relocated during the year within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise stated, non-retail sales of scrap jewelry are included in same-store revenue calculations.

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

The Company's business is subject to seasonal variations and operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans in the fourth quarter in Mexico, which is associated with statutory year-end Christmas bonuses paid by employers, and in the first quarter in the United States, which is associated with tax refund proceeds received by customers. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

OPERATIONS AND LOCATIONS

The Company has operations in the United States and Mexico. For the three months ended June 30, 2014, approximately 56% of total revenue was generated from Mexico and 44% from the United States. Year-to-date, 53% of revenue was generated from Mexico and 47% from the United States.

As of June 30, 2014, the Company had 926 store locations in 12 U.S. states and 27 states in Mexico, which represents a net store-count increase of 7% over the trailing twelve months. The Company had net store growth of 11 locations, with a total of 13 new store locations added during the second quarter of 2014. Year-to-date, the Company had net store growth of 20 locations, with a total of 25 new store locations added.

The following table details store openings for the three months ended June 30, 2014:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	229	24	57	310
New locations opened	1	—	—	1
Locations closed or consolidated	—	(1)	—	(1)
Total locations, end of period	230	23	57	310

International:
Total locations, beginning of period	560	17	28	605
New locations opened	12	—	—	12
Locations closed or consolidated	(1)	—	—	(1)
Total locations, end of period	571	17	28	616

Total:
Total locations, beginning of period	789	41	85	915
New locations opened	13	—	—	13
Locations closed or consolidated	(1)	(1)	—	(2)
Total locations, end of period	801	40	85	926

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At June 30, 2014, 122 of the U.S. large format pawn stores also offered consumer loans or credit services products.

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

The following table details store openings for the six months ended June 30, 2014:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	227	25	57	309
New locations opened	3	1	—	4
Locations acquired	1	—	—	1
Store format conversions	1	(1)	—	—
Locations closed or consolidated	(2)	(2)	—	(4)
Total locations, end of period	230	23	57	310

International:
Total locations, beginning of period	552	17	28	597
New locations opened	20	—	—	20
Locations closed or consolidated	(1)	—	—	(1)
Total locations, end of period	571	17	28	616

Total:
Total locations, beginning of period	779	42	85	906
New locations opened	23	1	—	24
Locations acquired	1	—	—	1
Store format conversions	1	(1)	—	—
Locations closed or consolidated	(3)	(2)	—	(5)
Total locations, end of period	801	40	85	926

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At June 30, 2014, 122 of the U.S. large format pawn stores also offered consumer loans or credit services products.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2013 annual report on Form 10-K. There have been no changes to the Company's significant accounting policies for the six months ended June 30, 2014.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2014 Compared To The Three Months Ended June 30, 2013

The following table details the components of the Company's revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 4%, from 12.5 to 1 during the second quarter of 2013 to 13.0 to 1 during the second quarter of 2014. The end-of-period value of the Mexican peso to the U.S. dollar was 13.0 to 1 at June 30, 2013 and June 30, 2014. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period. While the weakening of the Mexican peso decreased the translated dollar-value of revenue, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information—Constant Currency Results” below.

	Three Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$37,877	$29,094	$8,783	30%	30%
Pawn loan fees	20,381	17,209	3,172	18%	18%
Consumer loan and credit services fees	7,710	9,177	(1,467)	(16)%	(16)%
Wholesale scrap jewelry revenue	6,865	1,556	5,309	341%	341%
	72,833	57,036	15,797	28%	28%
International revenue:
Retail merchandise sales	59,311	54,806	4,505	8%	13%
Pawn loan fees	27,174	25,843	1,331	5%	10%
Consumer loan and credit services fees	706	908	(202)	(22)%	(19)%
Wholesale scrap jewelry revenue	5,302	3,761	1,541	41%	41%
	92,493	85,318	7,175	8%	13%
Total revenue:
Retail merchandise sales	97,188	83,900	13,288	16%	19%
Pawn loan fees	47,555	43,052	4,503	10%	13%
Consumer loan and credit services fees	8,416	10,085	(1,669)	(17)%	(16)%
Wholesale scrap jewelry revenue	12,167	5,317	6,850	129%	129%
	$165,326	$142,354	$22,972	16%	19%

Domestic revenue accounted for approximately 44% of the total revenue for the current quarter, while international revenue (from Mexico) accounted for 56% of total revenue for the same period.

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from an independent third-party lender as of June 30, 2014 as compared to June 30, 2013 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at June 30,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$63,000	$58,887	$4,113	7%	7%
CSO credit extensions held by independent third-party (1)	10,258	11,055	(797)	(7)%	(7)%
Other consumer loans	772	769	3	—%	—%
	74,030	70,711	3,319	5%	5%
International:
Pawn loans	60,901	53,325	7,576	14%	14%
Other consumer loans	567	735	(168)	(23)%	(23)%
	61,468	54,060	7,408	14%	14%
Total:
Pawn loans	123,901	112,212	11,689	10%	10%
CSO credit extensions held by independent third-party (1)	10,258	11,055	(797)	(7)%	(7)%
Other consumer loans	1,339	1,504	(165)	(11)%	(11)%
	$135,498	$124,771	$10,727	9%	9%
Pawn inventories:
Domestic pawn inventories	$36,370	$38,534	$(2,164)	(6)%	(6)%
International pawn inventories	41,217	43,471	(2,254)	(5)%	(5)%
	$77,587	$82,005	$(4,418)	(5)%	(5)%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

The following table details the composition of pawn collateral and the average outstanding pawn loan receivable as of June 30, 2014 as compared to June 30, 2013 (unaudited).

	Balance at June 30,
	2014	2013
Composition of pawn collateral:
Domestic pawn loans:
General merchandise	45%	39%
Jewelry	55%	61%
	100%	100%
International pawn loans:
General merchandise	88%	87%
Jewelry	12%	13%
	100%	100%
Total pawn loans:
General merchandise	66%	64%
Jewelry	34%	36%
	100%	100%
Average outstanding pawn loan amount:
Domestic pawn loans	$162	$169
International pawn loans	71	70
Total pawn loans	100	97

Retail Merchandise Sales Operations

Total retail merchandise sales increased 16% (19% on a constant currency basis) to $97,188,000 during the second quarter of 2014 compared to $83,900,000 for the second quarter of 2013. The increased retail merchandise sales in the Company's pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools). The gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 39% for both the second quarter of 2014 and 2013.
Pawn inventories decreased from $82,005,000 at June 30, 2013 to $77,587,000 at June 30, 2014, largely as a result of reduced scrap jewelry inventories and optimizing inventory levels at previously acquired stores. At June 30, 2014, the Company’s pawn inventories, at cost, were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 43% electronics and appliances, 10% tools and 17% other. At June 30, 2014 and 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.
Pawn Lending Operations

Pawn loan fees increased 10% (13% on a constant currency basis) to $47,555,000 during the second quarter of 2014 compared to $43,052,000 for the second quarter of 2013. The increase in pawn loan fees was consistent with the increase in total outstanding pawn receivables. Consolidated pawn receivables, as of June 30, 2014, increased 10% (on a reported and constant currency basis) compared to June 30, 2013, primarily from store additions, maturation of existing stores and a 2% increase in the average loan amount outstanding. Consolidated same-store pawn receivables (constant currency basis) increased 3% in total, declined 1% in the U.S. and increased 6% in Mexico from June 30, 2013 to June 30, 2014.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 17% to $8,416,000 during the second quarter of 2014 compared to $10,085,000 for the second quarter of 2013. The Company attributes the decrease in part to increased competition in certain Texas markets coupled with the closing of certain consumer loan locations in Texas and Mexico. Consumer/payday loan-related products comprised 5% of total revenue for the second quarter of 2014.

The Company’s consumer loan and credit services credit loss provision of $2,214,000 was 27% of consumer loan and credit services fee revenue during the second quarter of 2014 compared to $2,487,000, or 25%, during the second quarter of 2013, respectively. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $489,000, or 4.6% of the gross loan balance, at June 30, 2014 compared to $526,000, or 4.5% of the gross loan balance, at June 30, 2013, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $79,000, or 5.6% of the gross loan balance, at June 30, 2014 compared to $87,000, or 5.5% of the gross loan balance, at June 30, 2013.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations increased 129% to $12,167,000 during the second quarter of 2014 compared to $5,317,000 for the second quarter of 2013. Wholesale scrap jewelry revenue during the three months ended June 30, 2014 consisted primarily of gold sales, of which approximately 8,000 ounces were sold at an average price of $1,318 per ounce, compared to approximately 2,100 ounces of gold sold at $1,561 per ounce in the prior-year period. The volume of liquidated scrap jewelry during the second quarter of 2014 increased compared to the second quarter of 2013, primarily due to the Company's election to sell 7,700 ounces of gold acquired during the second quarter of 2013 in the third quarter of 2013. If the 7,700 ounces of gold had been sold in the second quarter of 2013, the volume of liquidated scrap jewelry decreased 18%. The scrap gross profit margin was 17% compared to the prior-period margin of 13%. Scrap jewelry profits accounted for 2% of net revenue (gross profit) for the second quarter of 2014 compared to 1% in the second quarter of 2013. The average market price of gold during the second quarter of 2014 decreased 9% compared to the second quarter of 2013, while the ending price at June 30, 2014 increased 10% compared to June 30, 2013. The Company's exposure to gold price risk is described in detail in the Company's 2013 annual report on Form 10-K.

Combined Revenue Results

The increase in quarter-over-quarter total revenue of 16% (19% on a constant currency basis) reflected a 14% increase (17% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores and an increase in wholesale scrap jewelry revenue, offset by a decrease in consumer loan fees. Second quarter revenue generated by the stores opened or acquired since April 1, 2013 increased by $5,906,000 in Mexico and $15,438,000 in the United States compared to the second quarter of 2013.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company's same-store core revenue in pawn stores increased 1% on a consolidated, constant currency basis from the second quarter of 2013 to the second quarter of 2014. Same-store core sales in Mexico increased 5% (on a constant currency basis), offset by a 5% decrease in the U.S. as compared to the prior-year period. Same-store wholesale scrap jewelry revenue increased 104% in total, primarily due to the Company's election to sell 7,700 ounces of gold acquired during the second quarter of 2013 in the third quarter of 2013.

Store Operating Expenses

Store operating expenses increased by 13% to $48,934,000 during the second quarter of 2014 compared to $43,308,000 during the second quarter of 2013, primarily as a result of a 9% increase in the weighted-average store count, which included a number of larger, mature stores added through acquisitions during the prior year. Same-store operating expenses decreased 1% on a constant currency basis compared to the prior-year period.

The net store profit contribution from continuing operations for the second quarter of 2014 was $41,374,000, which equates to a store-level operating margin of 25% compared to $37,712,000 and 26% in the prior-year quarter, respectively. The decline in the store-level operating margin related primarily to the decrease in net revenue from jewelry scrapping.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 7% to $13,615,000 during the second quarter of 2014 compared to $12,764,000 during the second quarter of 2013. As a percentage of revenue, administrative expenses decreased from 9% during the second quarter of 2013 to 8% during the second quarter of 2014.

Interest expense increased to $3,910,000 in the second quarter of 2014 compared to $633,000 for the second quarter of 2013, reflecting an increase in the amount of outstanding debt and the higher interest rate of the Company's 6.75% senior notes issued in March 2014 as compared to the revolving line of credit. See “—Liquidity and Capital Resources.”

For the second quarter of 2014 and 2013, the Company’s effective federal income tax rates were 31.6% and 34.1%, respectively. The decrease in the tax rate for 2014 relates to the June 30, 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. The Company expects the effective rate for the second half of 2014 to be approximately 32%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Income from continuing operations increased 2% to $16,015,000 during the second quarter of 2014 compared to $15,654,000 during the second quarter of 2013. Net income was $16,015,000 during the second quarter of 2014 compared to $15,663,000 during the second quarter of 2013, which included the results of discontinued operations.

Six Months Ended June 30, 2014 Compared To The Six Months Ended June 30, 2013

The following table details the components of the Company's revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 4%, from 12.6 to 1 during the six months ended June 30, 2013, to 13.1 to 1 during the six months ended June 30, 2014. The end-of-period value of the Mexican peso to the U.S. dollar was 13.0 to 1 at June 30, 2013 and June 30, 2014. As a result of these currency exchange movements, revenue of Mexican operations translated into fewer U.S. dollars relative to the prior-year period. While the weakening of the Mexican peso decreased the translated dollar-value of revenue, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information-Constant Currency Results” below.

	Six Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$83,452	$62,806	$20,646	33%	33%
Pawn loan fees	43,283	36,048	7,235	20%	20%
Consumer loan and credit services fees	16,822	20,065	(3,243)	(16)%	(16)%
Wholesale scrap jewelry revenue	15,408	15,506	(98)	(1)%	(1)%
	158,965	134,425	24,540	18%	18%
International revenue:
Retail merchandise sales	112,444	102,864	9,580	9%	14%
Pawn loan fees	51,910	50,155	1,755	3%	8%
Consumer loan and credit services fees	1,378	1,787	(409)	(23)%	(19)%
Wholesale scrap jewelry revenue	10,406	13,035	(2,629)	(20)%	(20)%
	176,138	167,841	8,297	5%	9%
Total revenue:
Retail merchandise sales	195,896	165,670	30,226	18%	21%
Pawn loan fees	95,193	86,203	8,990	10%	13%
Consumer loan and credit services fees	18,200	21,852	(3,652)	(17)%	(16)%
Wholesale scrap jewelry revenue	25,814	28,541	(2,727)	(10)%	(10)%
	$335,103	$302,266	$32,837	11%	13%

Domestic revenue accounted for approximately 47% of the total revenue for the six months ended June 30, 2014, while international revenue (from Mexico) accounted for 53% of total revenue for the same period.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 18% (21% on a constant currency basis) to $195,896,000 during the six months ended June 30, 2014 compared to $165,670,000 for the six months ended June 30, 2013. The increased retail merchandise sales in the Company's pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools). During the six months ended June 30, 2014, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 39% compared to a margin of 40% on retail merchandise sales during the six months ended June 30, 2013.
Pawn inventories decreased from $82,005,000 at June 30, 2013 to $77,587,000 at June 30, 2014, largely as a result of reduced scrap jewelry inventories and optimizing inventory levels at previously acquired stores. At June 30, 2014, the Company’s pawn inventories, at cost, were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 43% electronics and appliances, 10% tools and 17% other. At June 30, 2014 and 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.
Pawn Lending Operations

Pawn loan fees increased 10% (13% on a constant currency basis) to $95,193,000 during the six months ended June 30, 2014 compared to $86,203,000 for the six months ended June 30, 2013. The increase in pawn loan fees was consistent with the increase in total outstanding pawn receivables. Consolidated pawn receivables, as of June 30, 2014, increased 10% (on a reported and constant currency basis) compared to June 30, 2013, primarily from store additions, maturation of existing stores and a 2% increase in the average loan amount outstanding. Consolidated same-store pawn receivables (constant currency basis) increased 3% in total, declined 1% in the U.S. and increased 6% in Mexico from June 30, 2013 to June 30, 2014.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 17% to $18,200,000 during the six months ended June 30, 2014 compared to $21,852,000 for the six months ended June 30, 2013. The Company attributes the decrease in part to increased competition in certain Texas markets coupled with the closing of certain consumer loan locations in Texas and Mexico. Consumer/payday loan-related products comprised 5% of total revenue during the six months ended June 30, 2014.

The Company’s consumer loan and credit services credit loss provision of $3,938,000 was 22% of consumer loan and credit services fee revenue during the six months ended June 30, 2014 compared to $4,581,000, or 21%, during the six months ended June 30, 2013, respectively. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $489,000, or 4.6% of the gross loan balance, at June 30, 2014 compared to $526,000, or 4.5% of the gross loan balance, at June 30, 2013, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $79,000, or 5.6% of the gross loan balance, at June 30, 2014 compared to $87,000, or 5.5% of the gross loan balance, at June 30, 2013.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 10% to $25,814,000 during the six months ended June 30, 2014 compared to $28,541,000 for the six months ended June 30, 2013. Wholesale scrap jewelry revenue during the six months ended June 30, 2014 consisted primarily of gold sales, of which approximately 16,900 ounces were sold at an average selling price of $1,311 per ounce compared to approximately 14,500 ounces of gold sold at $1,637 per ounce in the prior-year period. The volume of liquidated scrap jewelry during the six months ended June 30, 2014 increased compared to the six months ended June 30, 2013, primarily due to the Company's election to sell 7,700 ounces of gold acquired during the second quarter of 2013 in the third quarter of 2013. If the 7,700 ounces of gold had been sold in the second quarter of 2013, the volume of liquidated scrap jewelry decreased 24%. The scrap gross profit margin was 18% compared to the prior-period margin of 19%. Scrap jewelry profits accounted for 2% of net revenue (gross profit) for the six months ended June 30, 2014 compared to 3% in the six months ended June 30, 2013. The average market price of gold during the six months ended June 30, 2014 decreased 15% compared to the six months ended June 30, 2013, while the ending price at June 30, 2014 increased 10% compared to June 30, 2013. The Company's exposure to gold price risk is described in detail in the Company's 2013 annual report on Form 10-K.

Combined Revenue Results

The increase in year-to-date total revenue of 11% (13% on a constant currency basis) reflected a 16% increase (18% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Year-to-date revenue generated by the stores opened or acquired since January 1, 2013 increased by $13,007,000 in Mexico and $35,537,000 in the United States compared to the same period last year.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company's same-store core revenue in pawn stores increased 1% on a consolidated, constant currency basis from the six months ended June 30, 2013 to the six months ended June 30, 2014. Same-store core sales in Mexico increased 4% (on a constant currency basis), offset by a 5% decrease in the U.S. as compared to the prior-year period. Same-store wholesale scrap jewelry revenue decreased 21% in total, reflecting lower gold prices and reduced volumes from customers selling gold to the Company, partially offset by the Company's election to sell 7,700 ounces of gold acquired during the second quarter of 2013 in the third quarter of 2013.

Store Operating Expenses

Store operating expenses increased by 13% to $97,426,000 during the six months ended June 30, 2014 compared to $86,113,000 during the six months ended June 30, 2013, primarily as a result of a 9% increase in the weighted-average store count, which included a number of large, mature stores added through acquisitions during the prior year. Same-store operating expenses decreased 2% on a constant currency basis compared to the prior-year period.

The net store profit contribution from continuing operations for the six months ended June 30, 2014 was $85,795,000, which equates to a store-level operating margin of 26% compared to $83,157,000 and 28% in the prior year, respectively. The decline in the store-level operating margin related primarily to the decrease in net revenue from jewelry scrapping.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 4% to $26,944,000 during the six months ended June 30, 2014 compared to $25,856,000 during the six months ended June 30, 2013. As a percentage of revenue, administrative expenses decreased from 9% during the six months ended June 30, 2013 to 8% during the six months ended June 30, 2014.

Interest expense increased to $5,346,000 during the six months ended June 30, 2014 compared to $1,352,000 for the six months ended June 30, 2013, reflecting an increase in the amount of outstanding debt and the higher interest rate of the Company's 6.75% senior notes issued in March 2014 as compared to the revolving line of credit. See “—Liquidity and Capital Resources.”

For the six months ended June 30, 2014 and 2013, the Company’s effective federal income tax rates were 25.6% and 34.8%, respectively. The Company recorded an additional benefit of $3,669,000 in March 2014 as the result of a change in its estimated U.S. federal liability associated with the 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. Excluding the non-recurring net benefit, the consolidated tax rate for the six months ended June 30, 2014 was 32.6% compared to an effective tax rate of 34.8% in the six months ended June 30, 2013. The Company expects the effective tax rate for the second half of 2014 to be approximately 32%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Income from continuing operations increased 9% to $38,969,000 during the six months ended June 30, 2014 compared to $35,834,000 during the six months ended June 30, 2013. Net income was $38,697,000 during the six months ended June 30, 2014 compared to $35,927,000 during the six months ended June 30, 2013, which included the results of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company’s primary sources of liquidity were $84,055,000 in cash and cash equivalents, $160,000,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders, $143,048,000 in customer loans and $77,587,000 in inventories. As of June 30, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $44,010,000. The Company had working capital of $269,362,000 as of June 30, 2014 and total equity exceeded liabilities by a ratio of 1.8 to 1.

On March 24, 2014, the Company completed the private offering of $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The net proceeds from the sale of the Notes were approximately $194,800,000. The Company used $153,411,000 of the net proceeds from the offering to repay all amounts outstanding under the 2014 Credit Facility (defined below) and to pay off the remaining balances on notes payable related to previous pawn store acquisitions. Approximately $41,389,000 of the net proceeds remain available for general corporate purposes. The Company capitalized approximately $5,200,000 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2014 Credit Facility. The Company may redeem the Notes at any time on or after April 1, 2017, at the redemption prices set forth in the indenture governing the Notes (the “Indenture”), plus accrued and unpaid interest, if any. In addition, prior to April 1, 2017, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus the “make-whole” premium set forth in the Indenture. The Company may redeem up to 35% of the Notes prior to April 1, 2017, with the proceeds of certain equity offerings at a redemption price of 106.75% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any. In addition, upon a change of control, noteholders have the right to require the Company to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

On March 24, 2014, the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company agreed to use commercially reasonable efforts to issue in exchange for the Notes, generally no later than approximately 245 days following the closing date of the issuance and sale of the Notes, identical new notes that have been registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Notes. If the Company does not comply with certain covenants set forth in the registration rights agreement, the Company may be required to pay liquidated damages to holders of the Notes. Pursuant to the registration rights agreement, the Company caused a registration statement on Form S-4 to be declared effective by the Securities and Exchange Commission (“SEC”) in July 2014 and is currently conducting an offer to exchange the unregistered Notes with identical new notes registered under the Securities Act.

During the period from January 1, 2014 through February 4, 2014, the Company maintained a revolving line of credit agreement with its lenders (the “2012 Credit Facility”) in the amount of $205,000,000, which was scheduled to mature in February 2015. The 2012 Credit Facility charged interest at the prevailing 30-day London Interbank Offer Rate (“LIBOR”) plus a fixed spread of 2.0%.

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the “2014 Credit Facility”) in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (i) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility) and a fixed charge coverage ratio. The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is unsecured except for the pledge of 65% of the voting equity interests of the Company's foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. During March 2014, the Company used $145,870,000 of the proceeds from the sale of the Notes to repay all amounts outstanding under the 2014 Credit Facility. At June 30, 2014, the Company had no amount outstanding under the 2014 Credit Facility and $160,000,000 available for borrowings. The Company believes it is in compliance with the requirements and covenants of the 2014 Credit Facility, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes that cash on hand, the borrowings available under the 2014 Credit Facility, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next 12 months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, dollar amounts in thousands):

	Six Months Ended
	June 30,
	2014	2013
Cash flow provided by operating activities	$48,940	$45,047
Cash flow used in investing activities	$(26,406)	$(89,237)
Cash flow provided by (used in) financing activities	$(9,075)	$25,857

	Balance at June 30,
	2014	2013
Working capital	$269,362	$213,119
Current ratio	7.35:1	7.00:1
Leverage ratio (trailing twelve months)	1.4:1	1.1:1
Liabilities to equity ratio	57%	57%
Inventory turns (trailing twelve months)	3.8x	3.7x

Net cash provided by operating activities increased $3,893,000, or 9%, from $45,047,000 for the six months ended June 30, 2013 to $48,940,000 for the six months ended June 30, 2014, primarily due to an increase in net income of $2,770,000 and net changes in certain operating assets and liabilities.

Net cash used in investing activities decreased $62,831,000, or 70%, from $89,237,000 during the six months ended June 30, 2013 to $26,406,000 for the six months ended June 30, 2014. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $6,389,000 in cash related to acquisitions in the six months ended June 30, 2014 compared to $71,501,000 in the prior-year period.

Net cash used in financing activities increased $34,932,000, or 135%, from net cash provided by financing activities of $25,857,000 for the six months ended June 30, 2013 to net cash used in financing activities of $9,075,000 for the six months ended June 30, 2014. While net payments on the 2012 Credit Facility and the 2014 Credit Facility increased $232,500,000 compared to the prior-year period, the Company had net proceeds from the offering of Notes of approximately $194,800,000 during the six months ended June 30, 2014. The Company repurchased less of its common stock ($13,314,000 during the first six months of 2014 compared to $38,692,000 during the first six months of 2013), and realized proceeds from the exercise of stock options and the related tax benefit of $15,640,000 during the first six months of 2013 compared to $1,389,000 during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company added 24 new pawn stores, acquired one pawn store and converted one small format store into a large format pawn store. The purchase price of the January 2014 U.S. store acquisition, net of cash acquired, was $4,481,000 and was composed of $4,381,000 in cash paid at closing and an additional $100,000 payable in January 2015. During the six months ended June 30, 2014, the Company paid $2,008,000 of amounts payable related to previous acquisitions. The Company funded $12,059,000 in capital expenditures, primarily for new stores, during the six months ended June 30, 2014, and expects to fund capital expenditures at a similar annualized rate in the remainder of 2014. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2014 includes net cash flow from operating activities of $48,940,000 for the six months ended June 30, 2014.

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

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During the six months ended June 30, 2014, the Company repurchased 235,000 shares of its common stock at an aggregate cost of $13,314,000 at an average price of $56.56 per share and 536,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block purchases or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases and the program may be suspended or discontinued at any time.

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Net income	$16,015	$15,663	$38,697	$35,927	$86,616	$82,425
(Income) loss from discontinued operations, net of tax	—	(9)	272	(93)	998	599
Income from continuing operations	16,015	15,654	38,969	35,834	87,614	83,024
Adjustments:
Income taxes	7,384	8,106	13,438	19,092	30,059	42,731
Depreciation and amortization	4,325	3,733	8,597	7,358	16,600	14,168
Interest expense	3,910	633	5,346	1,352	7,486	2,587
Interest income	(262)	(51)	(343)	(198)	(467)	(297)
Earnings from continuing operations before interest, taxes, depreciation and amortization	$31,372	$28,075	$66,007	$63,438	$141,292	$142,213

EBITDA from continuing operations margin calculated as follows:
Total revenue from continuing operations	$165,326	$142,354	$335,103	$302,266	$693,685	$629,223
Earnings from continuing operations before interest, taxes, depreciation and amortization	31,372	28,075	66,007	63,438	141,292	142,213
EBITDA from continuing operations as a percentage of revenue	19%	20%	20%	21%	20%	23%

Leverage ratio (indebtedness divided by EBITDA from continuing operations):
Indebtedness					$200,000	$162,972
Earnings from continuing operations before interest, taxes, depreciation and amortization					141,292	142,213
Leverage ratio					1.4:1	1.1:1

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

	Trailing Twelve Months Ended
	June 30,
	2014	2013
Cash flow from operating activities, including discontinued operations	$110,611	$94,102
Cash flow from investing activities:
Loan receivables	(1,007)	(14,109)
Purchases of property and equipment	(28,357)	(22,464)
Free cash flow	$81,247	$57,529

Constant Currency Results

The Company's reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Pawn scrap jewelry in Mexico is sold in U.S. dollars and, accordingly, does not require a constant currency adjustment. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 13.0 to 1 at June 30, 2013 was used. The exchange rate at June 30, 2014 was also 13.0 to 1. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended June 30, 2013 was 12.5 to 1 compared to the current quarter rate of 13.0 to 1. The average exchange rate for the prior-year six-month period ended June 30, 2013 was 12.6 to 1 compared to the current year-to-date rate of 13.1 to 1.

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

As described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2013, the U.S. federal Consumer Financial Protection Bureau (“CFPB”) continues to study the small consumer loan market and could propose or adopt rules making certain short-term lending products and services materially less profitable or even impractical to offer. The rulemaking process, which should begin with an “Advanced Notice of Proposed Rulemaking” (“ANPR”), is now expected by the end of September. The CFPB previously issued a public report on payday lending in March 2014 outlining its concerns regarding rollover transactions and introducing the concept of “loan sequences” as a measure of sustained usage, which is a more stringent measure than the simple counting of rollovers. The CFPB also raised concerns in the report that payday loans do not typically amortize over a loan sequence and payday loan payments are unaffordable to many borrowers. There can be no assurance that the CFPB will not propose or adopt rules making short-term lending products, such as payday and credit services products, materially less profitable or even impractical to offer.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2014, after giving effect to the issuance of the Notes and the entry into the 2014 Credit Facility, the Company had outstanding indebtedness of $200,000,000 and availability of $160,000,000 under the 2014 Credit Facility. The Company's level of indebtedness could:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2014 through June 30, 2014, the Company issued 45,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $1,389,000 (including income tax benefit). During the period from January 1, 2014 through June 30, 2014, the Company granted a total of 46,600 nonvested shares of common stock to certain executives of the Company. A total of 4,600 previously granted shares vested and were issued during the period from January 1, 2014 through June 30, 2014.

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

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. During the six months ended June 30, 2014, the Company repurchased 235,000 shares of its common stock at an aggregate cost of $13,314,000 at an average price of $56.56 per share and 536,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block purchases or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases and the program may be suspended or discontinued at any time. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the six months ended June 30, 2014:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2014	—	$—	—	770,867
February 1 through February 28, 2014	—	—	—	770,867
March 1 through March 31, 2014	—	—	—	770,867
April 1 through April 30, 2014	—	—	—	770,867
May 1 through May 31, 2014	—	—	—	770,867
June 1 through June 30, 2014	235,398	56.56	235,398	535,469
Total	235,398	$56.56	235,398

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment No. 3 to First Amended and Restated Executive Employment Agreement of Rick L. Wessel *	8-K	0-19133	10.1	06/12/2014
10.2	Amendment No. 2 to Employment Agreement of R. Douglas Orr *	8-K	0-19133	10.2	06/12/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2014, filed with the SEC on July 28, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2014, June 30, 2013 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and June 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: July 28, 2014	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment No. 3 to First Amended and Restated Executive Employment Agreement of Rick L. Wessel *	8-K	0-19133	10.1	06/12/2014
10.2	Amendment No. 2 to Employment Agreement of R. Douglas Orr *	8-K	0-19133	10.2	06/12/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2014, filed with the SEC on July 28, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2014, June 30, 2013 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and June 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.
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