Form 10-Q
period 2014-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2014-10-22
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of October 20, 2014, there were 28,306,979 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2013 annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014, including the risks described in "Risk Factors" of the Company's annual report and this quarterly report. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$42,760	$30,539	$70,643
Pawn loan fees and service charges receivable	19,481	17,673	16,689
Pawn loans	136,981	121,187	115,234
Consumer loans, net	1,510	1,375	1,450
Inventories	94,890	82,569	77,793
Prepaid expenses and other current assets	6,292	4,780	3,369
Deferred tax assets	6,299	3,348	5,044
Total current assets	308,213	261,471	290,222

Property and equipment, net	115,115	102,029	108,137
Goodwill, net	264,875	230,477	251,241
Other non-current assets	16,464	8,677	9,373
Total assets	$704,667	$602,654	$658,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$—	$3,297	$3,326
Accounts payable and accrued liabilities	50,178	35,446	38,023
Income taxes payable	—	9,718	7,412
Total current liabilities	50,178	48,461	48,761

Revolving unsecured credit facility	17,500	152,500	182,000
Notes payable, net of current portion	—	5,868	5,026
Senior unsecured notes	200,000	—	—
Deferred tax liabilities	7,535	8,313	8,827
Total liabilities	275,213	215,142	244,614

Stockholders' equity:
Preferred stock	—	—	—
Common stock	395	393	394
Additional paid-in capital	182,119	176,018	176,675
Retained earnings	555,953	472,950	497,728
Accumulated other comprehensive income (loss) from
cumulative foreign currency translation adjustments	(12,379)	(9,162)	(7,751)
Common stock held in treasury, at cost	(296,634)	(252,687)	(252,687)
Total stockholders' equity	429,454	387,512	414,359
Total liabilities and stockholders' equity	$704,667	$602,654	$658,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Retail merchandise sales	$101,950	$89,772	$297,846	$255,442
Pawn loan fees	51,778	47,455	146,971	133,658
Consumer loan and credit services fees	9,474	10,918	27,674	32,770
Wholesale scrap jewelry revenue	11,798	25,234	37,612	53,775
Total revenue	175,000	173,379	510,103	475,645

Cost of revenue:
Cost of retail merchandise sold	62,780	53,546	182,363	152,677
Consumer loan and credit services loss provision	2,913	3,464	6,892	8,088
Cost of wholesale scrap jewelry sold	10,444	22,394	31,608	45,498
Total cost of revenue	76,137	79,404	220,863	206,263

Net revenue	98,863	93,975	289,240	269,382

Expenses and other income:
Store operating expenses	49,293	46,649	146,719	132,762
Administrative expenses	13,406	12,834	40,350	38,690
Depreciation and amortization	4,404	3,988	13,001	11,346
Interest expense	4,059	1,122	9,405	2,474
Interest income	(179)	(69)	(522)	(267)
Total expenses and other income	70,983	64,524	208,953	185,005

Income from continuing operations before income taxes	27,880	29,451	80,287	84,377

Provision for income taxes	8,352	6,324	21,790	25,416

Income from continuing operations	19,528	23,127	58,497	58,961

Income (loss) from discontinued operations, net of tax	—	14	(272)	107
Net income	$19,528	$23,141	$58,225	$59,068

Basic income per share:
Income from continuing operations	$0.69	$0.80	$2.03	$2.03
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income per basic share	$0.69	$0.80	$2.02	$2.03

Diluted income per share:
Income from continuing operations	$0.68	$0.79	$2.01	$1.99
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income per diluted share	$0.68	$0.79	$2.00	$1.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$19,528	$23,141	$58,225	$59,068
Other comprehensive income (loss):
Currency translation adjustment, gross	(7,600)	(1,996)	(7,120)	(2,632)
Tax (expense) benefit	2,660	102	2,492	410
Comprehensive income	$14,588	$21,247	$53,597	$56,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2013	—	$—	39,377	$394	$176,675	$497,728	$(7,751)	10,429	$(252,687)	$414,359
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options	—	—	125	1	2,261	—	—	—	—	2,262
Income tax benefit from exercise of stock options	—	—	—	—	1,813	—	—	—	—	1,813
Share-based compensation expense	—	—	—	—	1,370	—	—	—	—	1,370
Net income	—	—	—	—	—	58,225	—	—	—	58,225
Currency translation adjustment, net of tax	—	—	—	—	—	—	(4,628)	—	—	(4,628)
Repurchases of treasury stock	—	—	—	—	—	—	—	771	(43,947)	(43,947)
Balance at 9/30/2014	—	$—	39,507	$395	$182,119	$555,953	$(12,379)	11,200	$(296,634)	$429,454

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

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2014	2013
Cash flow from operating activities:
Net income	$58,225	$59,068
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	797	808
Share-based compensation expense	1,370	1,268
Depreciation and amortization expense	13,001	11,346
Amortization of debt issuance costs	633	—
Deferred income taxes	1,488	(6,947)
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(3,084)	(2,623)
Merchandise inventories	(3,548)	(4,047)
Prepaid expenses and other assets	(906)	35
Accounts payable and accrued expenses	10,502	5,590
Income taxes payable, current	(9,150)	9,521
Net cash flow provided by operating activities	69,328	74,019
Cash flow from investing activities:
Loan receivables, net of cash repayments	(24,324)	(16,640)
Purchases of property and equipment	(17,801)	(17,945)
Acquisitions of pawn stores, net of cash acquired	(34,873)	(84,353)
Net cash flow used in investing activities	(76,998)	(118,938)
Cash flow from financing activities:
Borrowings from revolving credit facilities	25,500	121,900
Repayments of revolving credit facilities	(190,000)	(71,900)
Repayments of notes payable	(8,352)	(2,398)
Issuance of senior unsecured notes	200,000	—
Debt issuance costs paid	(6,601)	—
Purchases of treasury stock	(43,947)	(38,692)
Proceeds from exercise of share-based compensation awards	2,262	8,442
Income tax benefit from exercise of stock options	1,813	7,232
Net cash flow provided by (used in) financing activities	(19,325)	24,584
Effect of exchange rates on cash	(888)	589
Change in cash and cash equivalents	(27,883)	(19,746)
Cash and cash equivalents at beginning of the period	70,643	50,285
Cash and cash equivalents at end of the period	$42,760	$30,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2013, which is derived from audited financial statements, and the unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (together, the “Company”). All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements, which are included in the Company's annual report for the year ended December 31, 2013, on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014. The condensed consolidated financial statements as of September 30, 2014 and 2013, and for the three month and nine month periods ended September 30, 2014 and 2013, are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$19,528	$23,127	$58,497	$58,961
Income (loss) from discontinued operations	—	14	(272)	107
Net income for calculating basic and diluted earnings per share	$19,528	$23,141	$58,225	$59,068

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,397	28,904	28,762	29,128
Effect of dilutive securities:
Stock options and nonvested awards	408	449	398	509
Weighted-average common shares for calculating diluted earnings per share	28,805	29,353	29,160	29,637

Basic earnings per share:
Income from continuing operations	$0.69	$0.80	$2.03	$2.03
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income per basic share	$0.69	$0.80	$2.02	$2.03

Diluted earnings per share:
Income from continuing operations	$0.68	$0.79	$2.01	$1.99
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income per diluted share	$0.68	$0.79	$2.00	$1.99

Note 3 - Acquisitions

The Company completed acquisitions during the nine months ended September 30, 2014 as described below consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consist largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

In August 2014, the Company acquired from Cash America of Mexico, Inc. the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 47 large format pawn stores located in 13 states in Mexico (“Mexico Acquisition”). The purchase price for the all-cash transaction was approximately $18,481,000, net of cash acquired and subject to certain working capital adjustments. The estimated fair values of the assets and liabilities acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, August 25, 2014.

Additionally, during the nine months ended September 30, 2014, 10 pawn stores located in two U.S. states were acquired in three separate asset purchase transactions (“Other U.S. Acquisitions”) for an aggregate purchase price of $14,534,000, net of cash acquired, and was composed of $14,384,000 in cash and payables to the sellers of $150,000.

The preliminary allocations of the purchase prices for the Company's acquisitions during the nine months ended September 30, 2014 (the “2014 acquisitions”) are as follows (in thousands):

	Mexico Acquisition	Other U.S. Acquisitions	Total
Pawn loans	$5,355	$2,523	$7,878
Consumer loans, net	—	306	306
Inventory	5,052	2,090	7,142
Other current assets	691	254	945
Deferred tax assets, current	1,372	—	1,372
Property and equipment	2,343	328	2,671
Goodwill (1)	5,784	8,844	14,628
Intangible assets (2)	1,100	650	1,750
Other non-current assets	25	15	40
Deferred tax assets, non-current	426	—	426
Current liabilities	(3,667)	(476)	(4,143)
Purchase price	$18,481	$14,534	$33,015

(1)	Substantially all of the goodwill is expected to be deductible for foreign and U.S. income tax purposes.

(2)
Intangible assets primarily consist of customer relationships, which are included in other non-current assets in the accompanying condensed consolidated balance sheets. Customer relationships are generally amortized over 5 years.

During the nine months ended September 30, 2014, revenue from the 2014 acquisitions since the acquisition dates was $4,943,000. The combined transaction and one-time integration costs of the 2014 acquisitions recorded during the nine months ended September 30, 2014 were approximately $375,000. During the nine months ended September 30, 2014, the net earnings from the 2014 acquisitions since the acquisition dates (including acquisition and integration costs) were not material.

Note 4 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company completed the private offering of $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The net proceeds from the sale of the Notes were approximately $194,800,000. The Company used $153,411,000 of the net proceeds from the offering to repay all amounts then outstanding under the 2014 Credit Facility (defined below) and to pay off the remaining balances on notes payable related to previous pawn store acquisitions, leaving approximately $41,389,000 of the net proceeds available for general corporate purposes. The Company capitalized approximately $5,200,000 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense.

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

On March 24, 2014, the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company agreed to use commercially reasonable efforts to issue in exchange for the Notes, generally no later than approximately 245 days following the closing date of the issuance and sale of the Notes, identical new notes that have been registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Notes. Pursuant to the registration rights agreement, the Company caused a registration statement on Form S-4 to be declared effective by the SEC in July 2014 and completed an offer to exchange the unregistered Notes with identical new notes registered under the Securities Act in September 2014.

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

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the “2014 Credit Facility”) in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (i) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility) and a fixed charge coverage ratio. The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is unsecured except for the pledge of 65% of the voting equity interests of the Company's foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. During March 2014, the Company used $145,870,000 of the proceeds from the sale of the Notes to repay all amounts outstanding under the 2014 Credit Facility. At September 30, 2014, the Company had $17,500,000 outstanding under the 2014 Credit Facility and $142,500,000 was available for borrowings. The interest rate on amounts outstanding under the 2014 Credit Facility at September 30, 2014 was 2.69% based on the prevailing 30-day LIBOR rate.

Other Notes Payable

In March 2014, the Company used $7,541,000 of the proceeds from the sale of the Notes to repay the entire remaining balances on notes payable of $6,134,000 related to a September 2012 multi-store acquisition and a note payable of $1,407,000 related to a January 2012 multi-store acquisition.

Note 5 - Income Taxes

In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company's intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Accordingly, under U.S. income tax law, as of December 31, 2013, the undistributed earnings of the foreign subsidiaries is not subject to U.S. federal income taxes. The Company recognized an estimated non-recurring net income tax benefit of approximately $3,979,000 in 2013 related primarily to changes in deferred tax assets and liabilities, net of certain one-time U.S. tax liabilities associated with the termination of the election. The Company recorded an additional benefit of $3,669,000 in March 2014 as the result of a change in its estimated U.S. federal tax liability associated with the terminated election.

Note 6 - Fair Value of Financial Instruments

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

The carrying value of the 2012 Credit Facility approximated fair value as of September 30, 2013 and December 31, 2013. The carrying value of the 2014 Credit Facility approximated fair value as of September 30, 2014. The fair value of the Notes was approximately $209,000,000 as of September 30, 2014 compared to a carrying value of $200,000,000. These fair values have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 7 - Condensed Consolidating Guarantor Financial Statements

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

Condensed Consolidating Balance Sheet
September 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$17,380	$2,809	$22,571	$—	$42,760
Pawn loan fees and service charges receivable	—	7,480	12,001	—	19,481
Pawn loans	—	57,116	79,865	—	136,981
Consumer loans, net	—	842	668	—	1,510
Inventories	—	34,915	59,975	—	94,890
Prepaid expenses and other current assets	3,708	—	2,584	—	6,292
Deferred tax assets	906	—	5,393	—	6,299
Total current assets	21,994	103,162	183,057	—	308,213

Property and equipment, net	4,050	50,094	60,971	—	115,115
Goodwill, net	—	158,308	106,567	—	264,875
Other non-current assets	6,354	4,981	5,129	—	16,464
Deferred tax assets	—	—	10,106	(10,106)	—
Intercompany receivable	—	—	169,711	(169,711)	—
Investments in subsidiaries	804,310	—	—	(804,310)	—
Total assets	$836,708	$316,545	$535,541	$(984,127)	$704,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$19,979	$6,684	$23,515	$—	$50,178
Total current liabilities	19,979	6,684	23,515	—	50,178

Revolving unsecured credit facility	17,500	—	—	—	17,500
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	64	14,761	2,816	(10,106)	7,535
Intercompany payable	169,711	—	—	(169,711)	—
Total liabilities	407,254	21,445	26,331	(179,817)	275,213

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	395	—	—	—	395
Additional paid-in capital	182,119	—	—	—	182,119
Retained earnings	543,877	295,100	521,286	(804,310)	555,953
Accumulated other comprehensive income (loss)	(303)	—	(12,076)	—	(12,379)
Common stock held in treasury, at cost	(296,634)	—	—	—	(296,634)
Total stockholders' equity	429,454	295,100	509,210	(804,310)	429,454
Total liabilities and stockholders' equity	$836,708	$316,545	$535,541	$(984,127)	$704,667

Condensed Consolidating Balance Sheet
September 30, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$14,255	$3,952	$12,332	$—	$30,539
Pawn loan fees and service charges receivable	—	7,595	10,078	—	17,673
Pawn loans	—	55,425	65,762	—	121,187
Consumer loans, net	—	552	823	—	1,375
Inventories	—	33,393	49,176	—	82,569
Prepaid expenses and other current assets	2,535	11	10,387	(8,153)	4,780
Deferred tax assets	1,148	—	2,200	—	3,348
Total current assets	17,938	100,928	150,758	(8,153)	261,471

Property and equipment, net	4,443	42,666	54,920	—	102,029
Goodwill, net	—	149,379	81,098	—	230,477
Other non-current assets	—	5,304	3,373	—	8,677
Deferred tax assets	—	—	7,146	(7,146)	—
Intercompany receivable	—	—	139,228	(139,228)	—
Investments in subsidiaries	696,368	—	—	(696,368)	—
Total assets	$718,749	$298,277	$436,523	$(850,895)	$602,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,297	$—	$—	$—	$3,297
Accounts payable and accrued liabilities	11,597	7,046	16,803	—	35,446
Income taxes payable	17,871	—	—	(8,153)	9,718
Total current liabilities	32,765	7,046	16,803	(8,153)	48,461

Revolving unsecured credit facility	152,500	—	—	—	152,500
Notes payable, net of current portion	5,868	—	—	—	5,868
Deferred tax liabilities	876	13,750	833	(7,146)	8,313
Intercompany payable	139,228	—	—	(139,228)	—
Total liabilities	331,237	20,796	17,636	(154,527)	215,142

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	393	—	—	—	393
Additional paid-in capital	176,018	—	—	—	176,018
Retained earnings	464,007	277,481	427,830	(696,368)	472,950
Accumulated other comprehensive income (loss)	(219)	—	(8,943)	—	(9,162)
Common stock held in treasury, at cost	(252,687)	—	—	—	(252,687)
Total stockholders' equity	387,512	277,481	418,887	(696,368)	387,512
Total liabilities and stockholders' equity	$718,749	$298,277	$436,523	$(850,895)	$602,654

Condensed Consolidating Balance Sheet
December 31, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24,674	$4,240	$41,729	$—	$70,643
Pawn loan fees and service charges receivable	—	7,934	8,755	—	16,689
Pawn loans	—	56,566	58,668	—	115,234
Consumer loans, net	—	694	756	—	1,450
Inventories	—	33,817	43,976	—	77,793
Prepaid expenses and other current assets	1,971	—	1,398	—	3,369
Deferred tax assets	907	—	4,137	—	5,044
Total current assets	27,552	103,251	159,419	—	290,222

Property and equipment, net	4,155	47,374	56,608	—	108,137
Goodwill, net	—	149,470	101,771	—	251,241
Other non-current assets	—	6,020	3,353	—	9,373
Deferred tax assets	—	—	6,943	(6,943)	—
Intercompany receivable	—	—	156,794	(156,794)	—
Investments in subsidiaries	751,785	—	—	(751,785)	—
Total assets	$783,492	$306,115	$484,888	$(915,522)	$658,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable	$3,326	$—	$—	$—	$3,326
Accounts payable and accrued liabilities	13,804	6,942	17,277	—	38,023
Income taxes payable	7,302	—	110	—	7,412
Total current liabilities	24,432	6,942	17,387	—	48,761

Revolving unsecured credit facility	182,000	—	—	—	182,000
Notes payable, net of current portion	5,026	—	—	—	5,026
Deferred tax liabilities	881	10,080	4,809	(6,943)	8,827
Intercompany payable	156,794	—	—	(156,794)	—
Total liabilities	369,133	17,022	22,196	(163,737)	244,614

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	394	—	—	—	394
Additional paid-in capital	176,675	—	—	—	176,675
Retained earnings	490,280	289,093	470,140	(751,785)	497,728
Accumulated other comprehensive income (loss)	(303)	—	(7,448)	—	(7,751)
Common stock held in treasury, at cost	(252,687)	—	—	—	(252,687)
Total stockholders' equity	414,359	289,093	462,692	(751,785)	414,359
Total liabilities and stockholders' equity	$783,492	$306,115	$484,888	$(915,522)	$658,973

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$30,698	$71,252	$—	$101,950
Pawn loan fees	—	18,837	32,941	—	51,778
Consumer loan and credit services fees	—	8,636	838	—	9,474
Wholesale scrap jewelry revenue	—	5,988	5,810	—	11,798
Total revenue	—	64,159	110,841	—	175,000

Cost of revenue:
Cost of retail merchandise sold	—	17,264	45,516	—	62,780
Consumer loan and credit services loss provision	—	2,756	157	—	2,913
Cost of wholesale scrap jewelry sold	—	5,381	5,063	—	10,444
Total cost of revenue	—	25,401	50,736	—	76,137

Net revenue	—	38,758	60,105	—	98,863

Expenses and other income:
Store operating expenses	—	18,767	30,526	—	49,293
Administrative expenses	5,598	—	7,808	—	13,406
Depreciation and amortization	218	1,488	2,698	—	4,404
Interest expense	4,059	—	—	—	4,059
Interest income	—	—	(179)	—	(179)
Total expenses and other income	9,875	20,255	40,853	—	70,983

Income (loss) from continuing operations before income taxes	(9,875)	18,503	19,252	—	27,880

Provision for income taxes	(5,021)	6,477	6,896	—	8,352

Income (loss) from continuing operations	(4,854)	12,026	12,356	—	19,528

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(4,854)	$12,026	$12,356	$—	$19,528
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	(4,940)	—	—	—	(4,940)
Comprehensive income (loss)	$(9,794)	$12,026	$12,356	$—	$14,588

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$31,930	$57,842	$—	$89,772
Pawn loan fees	—	19,351	28,104	—	47,455
Consumer loan and credit services fees	—	9,928	990	—	10,918
Wholesale scrap jewelry revenue	—	14,590	10,644	—	25,234
Total revenue	—	75,799	97,580	—	173,379

Cost of revenue:
Cost of retail merchandise sold	—	16,993	36,553	—	53,546
Consumer loan and credit services loss provision	—	3,209	255	—	3,464
Cost of wholesale scrap jewelry sold	—	12,534	9,860	—	22,394
Total cost of revenue	—	32,736	46,668	—	79,404

Net revenue	—	43,063	50,912	—	93,975

Expenses and other income:
Store operating expenses	—	15,963	30,686	—	46,649
Administrative expenses	7,638	—	5,196	—	12,834
Depreciation and amortization	319	1,245	2,424	—	3,988
Interest expense	1,122	—	—	—	1,122
Interest income	(2)	—	(67)	—	(69)
Total expenses and other income	9,077	17,208	38,239	—	64,524

Income (loss) from continuing operations before income taxes	(9,077)	25,855	12,673	—	29,451

Provision for income taxes	(2,957)	9,308	(27)	—	6,324

Income (loss) from continuing operations	(6,120)	16,547	12,700	—	23,127

Income (loss) from discontinued operations, net of tax	—	—	14	—	14
Net income (loss)	$(6,120)	$16,547	$12,714	$—	$23,141
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	(1,894)	—	—	—	(1,894)
Comprehensive income (loss)	$(8,014)	$16,547	$12,714	$—	$21,247

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$99,314	$198,532	$—	$297,846
Pawn loan fees	—	55,980	90,991	—	146,971
Consumer loan and credit services fees	—	25,164	2,510	—	27,674
Wholesale scrap jewelry revenue	—	19,526	18,086	—	37,612
Total revenue	—	199,984	310,119	—	510,103

Cost of revenue:
Cost of retail merchandise sold	—	55,664	126,699	—	182,363
Consumer loan and credit services loss provision	—	6,373	519	—	6,892
Cost of wholesale scrap jewelry sold	—	16,553	15,055	—	31,608
Total cost of revenue	—	78,590	142,273	—	220,863

Net revenue	—	121,394	167,846	—	289,240

Expenses and other income:
Store operating expenses	—	60,036	86,683	—	146,719
Administrative expenses	18,422	—	21,928	—	40,350
Depreciation and amortization	781	4,277	7,943	—	13,001
Interest expense	9,405	—	—	—	9,405
Interest income	(23)	—	(499)	—	(522)
Total expenses and other income	28,585	64,313	116,055	—	208,953

Income (loss) from continuing operations before income taxes	(28,585)	57,081	51,791	—	80,287

Provision for income taxes	(12,801)	19,979	14,612	—	21,790

Income (loss) from continuing operations	(15,784)	37,102	37,179	—	58,497

Income (loss) from discontinued operations, net of tax	—	—	(272)	—	(272)
Net income (loss)	$(15,784)	$37,102	$36,907	$—	$58,225
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	(4,628)	—	—	—	(4,628)
Comprehensive income (loss)	$(20,412)	$37,102	$36,907	$—	$53,597

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$86,087	$169,355	$—	$255,442
Pawn loan fees	—	51,649	82,009	—	133,658
Consumer loan and credit services fees	—	29,705	3,065	—	32,770
Wholesale scrap jewelry revenue	—	28,109	25,666	—	53,775
Total revenue	—	195,550	280,095	—	475,645

Cost of revenue:
Cost of retail merchandise sold	—	46,561	106,116	—	152,677
Consumer loan and credit services loss provision	—	7,534	554	—	8,088
Cost of wholesale scrap jewelry sold	—	22,952	22,546	—	45,498
Total cost of revenue	—	77,047	129,216	—	206,263

Net revenue	—	118,503	150,879	—	269,382

Expenses and other income:
Store operating expenses	—	55,266	77,496	—	132,762
Administrative expenses	25,569	—	13,121	—	38,690
Depreciation and amortization	881	3,493	6,972	—	11,346
Interest expense	2,474	—	—	—	2,474
Interest income	(6)	—	(261)	—	(267)
Total expenses and other income	28,918	58,759	97,328	—	185,005

Income (loss) from continuing operations before income taxes	(28,918)	59,744	53,551	—	84,377

Provision for income taxes	(8,798)	21,508	12,706	—	25,416

Income (loss) from continuing operations	(20,120)	38,236	40,845	—	58,961

Income (loss) from discontinued operations, net of tax	—	—	107	—	107
Net income (loss)	$(20,120)	$38,236	$40,952	$—	$59,068
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	(2,222)	—	—	—	(2,222)
Comprehensive income (loss)	$(22,342)	$38,236	$40,952	$—	$56,846

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(210)	$18,655	$50,883	$—	$69,328
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	2,237	(26,561)	—	(24,324)
Purchases of property and equipment	(676)	(5,931)	(11,194)	—	(17,801)
Acquisitions of pawn stores, net of cash acquired	—	(16,392)	(18,481)	—	(34,873)
Investing activity with subsidiaries	12,917	—	(12,917)	—	—
Net cash flow provided by (used in) investing activities	12,241	(20,086)	(69,153)	—	(76,998)
Cash flow from financing activities:
Borrowings from revolving credit facilities	25,500	—	—	—	25,500
Repayments of revolving credit facilities	(190,000)	—	—	—	(190,000)
Repayments of notes payable	(8,352)	—	—	—	(8,352)
Issuance of senior unsecured notes	200,000	—	—	—	200,000
Debt issuance costs paid	(6,601)	—	—	—	(6,601)
Purchases of treasury stock	(43,947)	—	—	—	(43,947)
Proceeds from exercise of share-based compensation awards	2,262	—	—	—	2,262
Income tax benefit from exercise of stock options	1,813	—	—	—	1,813
Net cash flow provided by (used in) financing activities	(19,325)	—	—	—	(19,325)
Effect of exchange rates on cash	—	—	(888)	—	(888)
Change in cash and cash equivalents	(7,294)	(1,431)	(19,158)	—	(27,883)
Cash and cash equivalents at beginning of the period	24,674	4,240	41,729	—	70,643
Cash and cash equivalents at end of the period	$17,380	$2,809	$22,571	$—	$42,760

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(41,616)	$80,346	$35,289	$—	$74,019
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	(3,922)	(12,718)	—	(16,640)
Purchases of property and equipment	(1,592)	(5,855)	(10,498)	—	(17,945)
Acquisitions of pawn stores, net of cash acquired	—	(70,502)	(13,851)	—	(84,353)
Investing activity with subsidiaries	20,733	—	(20,733)	—	—
Net cash flow provided by (used in) investing activities	19,141	(80,279)	(57,800)	—	(118,938)
Cash flow from financing activities:
Borrowings from revolving credit facilities	121,900	—	—	—	121,900
Repayments of revolving credit facilities	(71,900)	—	—	—	(71,900)
Repayments of notes payable	(2,398)	—	—	—	(2,398)
Purchases of treasury stock	(38,692)	—	—	—	(38,692)
Proceeds from exercise of share-based compensation awards	8,442	—	—	—	8,442
Income tax benefit from exercise of stock options	7,232	—	—	—	7,232
Net cash flow provided by (used in) financing activities	24,584	—	—	—	24,584
Effect of exchange rates on cash	—	—	589	—	589
Change in cash and cash equivalents	2,109	67	(21,922)	—	(19,746)
Cash and cash equivalents at beginning of the period	12,146	3,885	34,254	—	50,285
Cash and cash equivalents at end of the period	$14,255	$3,952	$12,332	$—	$30,539

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2013. References in this quarterly report on Form 10-Q to “year-to-date” refer to the nine-month period from January 1, 2014, to September 30, 2014.

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

Pawn operations accounted for approximately 95% of the Company’s consolidated revenue from continuing operations during the nine months ended September 30, 2014 compared to 93% during the nine months ended September 30, 2013. The Company’s pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans that the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company's pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 5% of consolidated revenue from continuing operations during the nine months ended September 30, 2014 compared to 7% during the nine months ended September 30, 2013, and was derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the Company's credit services organization (“CSO Program”) and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. For an additional discussion of the credit loss provision and related allowances and accruals, see “—Results of Continuing Operations.”

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

OPERATIONS AND LOCATIONS

As of September 30, 2014, the Company had 988 store locations in 12 U.S. states and 29 states in Mexico, which represents a net store-count increase of 11% over the trailing twelve months. The Company had net store growth of 62 locations, with a total of 68 new store locations added during the third quarter of 2014. Year-to-date, the Company had net store growth of 82 locations, with a total of 93 new store locations added.

The following table details store openings for the three months ended September 30, 2014:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	230	23	57	310
New locations opened	3	—	—	3
Locations acquired	9	—	—	9
Locations closed or consolidated	(2)	(1)	(3)	(6)
Total locations, end of period	240	22	54	316

International:
Total locations, beginning of period	571	17	28	616
New locations opened	9	—	—	9
Locations acquired	47	—	—	47
Total locations, end of period	627	17	28	672

Total:
Total locations, beginning of period	801	40	85	926
New locations opened	12	—	—	12
Locations acquired	56	—	—	56
Locations closed or consolidated	(2)	(1)	(3)	(6)
Total locations, end of period	867	39	82	988

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At September 30, 2014, 129 of the U.S. large format pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products.

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

The following table details store openings for the nine months ended September 30, 2014:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	227	25	57	309
New locations opened	6	1	—	7
Locations acquired	10	—	—	10
Store format conversions	1	(1)	—	—
Locations closed or consolidated	(4)	(3)	(3)	(10)
Total locations, end of period	240	22	54	316

International:
Total locations, beginning of period	552	17	28	597
New locations opened	29	—	—	29
Locations acquired	47	—	—	47
Locations closed or consolidated	(1)	—	—	(1)
Total locations, end of period	627	17	28	672

Total:
Total locations, beginning of period	779	42	85	906
New locations opened	35	1	—	36
Locations acquired	57	—	—	57
Store format conversions	1	(1)	—	—
Locations closed or consolidated	(5)	(3)	(3)	(11)
Total locations, end of period	867	39	82	988

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At September 30, 2014, 129 of the U.S. large format pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2013 annual report on Form 10-K. There have been no changes to the Company's significant accounting policies for the nine months ended September 30, 2014.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from an independent third-party lender as of September 30, 2014 as compared to September 30, 2013 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at September 30,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$67,014	$60,619	$6,395	11%	11%
CSO credit extensions held by independent third-party (1)	10,027	12,073	(2,046)	(17)%	(17)%
Other consumer loans	936	697	239	34%	34%
	77,977	73,389	4,588	6%	6%
International:
Pawn loans	69,967	60,568	9,399	16%	18%
Other consumer loans	574	678	(104)	(15)%	(13)%
	70,541	61,246	9,295	15%	18%
Total:
Pawn loans	136,981	121,187	15,794	13%	14%
CSO credit extensions held by independent third-party (1)	10,027	12,073	(2,046)	(17)%	(17)%
Other consumer loans	1,510	1,375	135	10%	11%
	$148,518	$134,635	$13,883	10%	12%
Pawn inventories:
Domestic pawn inventories	$42,431	$37,514	$4,917	13%	13%
International pawn inventories	52,459	45,055	7,404	16%	19%
	$94,890	$82,569	$12,321	15%	16%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by an independent third-party lender, which are not included on the Company's balance sheet, net of the Company's estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

The following table details the composition of pawn collateral and the average outstanding pawn loan receivable as of September 30, 2014 as compared to September 30, 2013 (unaudited).

	Balance at September 30,
	2014	2013
Composition of pawn collateral:
Domestic pawn loans:
General merchandise	44%	40%
Jewelry	56%	60%
	100%	100%
International pawn loans:
General merchandise	88%	88%
Jewelry	12%	12%
	100%	100%
Total pawn loans:
General merchandise	66%	65%
Jewelry	34%	35%
	100%	100%
Average outstanding pawn loan amount:
Domestic pawn loans	$163	$165
International pawn loans	70	69
Total pawn loans	98	96

Three Months Ended September 30, 2014 Compared To The Three Months Ended September 30, 2013

The following table details the components of the Company's revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 2%, from 12.9 to 1 during the third quarter of 2013 to 13.1 to 1 during the third quarter of 2014. The end-of-period value of the Mexican peso to the U.S. dollar decreased 2% from 13.1 to 1 at September 30, 2013 to 13.5 to 1 at September 30, 2014. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of September 30, 2014 translated into fewer U.S. dollars relative to the prior period end. While the weakening of the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information—Constant Currency Results” below.

	Three Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$39,298	$36,134	$3,164	9%	9%
Pawn loan fees	22,515	21,241	1,274	6%	6%
Consumer loan and credit services fees	8,792	10,086	(1,294)	(13)%	(13)%
Wholesale scrap jewelry revenue	7,007	15,344	(8,337)	(54)%	(54)%
	77,612	82,805	(5,193)	(6)%	(6)%
International revenue:
Retail merchandise sales	62,652	53,638	9,014	17%	19%
Pawn loan fees	29,263	26,214	3,049	12%	13%
Consumer loan and credit services fees	682	832	(150)	(18)%	(17)%
Wholesale scrap jewelry revenue	4,791	9,890	(5,099)	(52)%	(52)%
	97,388	90,574	6,814	8%	9%
Total revenue:
Retail merchandise sales	101,950	89,772	12,178	14%	15%
Pawn loan fees	51,778	47,455	4,323	9%	10%
Consumer loan and credit services fees	9,474	10,918	(1,444)	(13)%	(13)%
Wholesale scrap jewelry revenue	11,798	25,234	(13,436)	(53)%	(53)%
	$175,000	$173,379	$1,621	1%	2%

Domestic revenue accounted for approximately 44% of the total revenue for the current quarter, while international revenue (from Mexico) accounted for 56% of total revenue for the same period.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 14% (15% on a constant currency basis) to $101,950,000 during the third quarter of 2014 compared to $89,772,000 for the third quarter of 2013. The increased retail merchandise sales in the Company's pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools). The gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 38% for the third quarter of 2014 and 40% for the third quarter of 2013.
Pawn inventories increased from $82,569,000 at September 30, 2013 to $94,890,000 at September 30, 2014, largely as a result of the growth in pawn lending activities, store maturation and store additions. At September 30, 2014, the Company’s pawn inventories, at cost, were composed of: 28% jewelry (primarily gold jewelry held for retail sale), 46% electronics and appliances, 10% tools and 16% other. At September 30, 2014 and 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.
Pawn Lending Operations

Pawn loan fees increased 9% (10% on a constant currency basis) to $51,778,000 during the third quarter of 2014 compared to $47,455,000 for the third quarter of 2013. The increase in pawn loan fees was consistent with the increase in total outstanding pawn receivables. Consolidated pawn receivables, as of September 30, 2014, increased 13% (14% on a constant currency basis) compared to September 30, 2013, primarily from store additions, maturation of existing stores (primarily in Mexico) and a 2% increase in the average loan amount outstanding. Consolidated same-store pawn receivables (constant currency basis) were flat in total, increased 4% in Mexico and declined 4% in the U.S. from September 30, 2013 to September 30, 2014.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loan fees) decreased 13% (on a reported and constant currency basis) to $9,474,000 during the third quarter of 2014 compared to $10,918,000 for the third quarter of 2013. The Company attributes the decrease in part to increased competition and regulatory restrictions in certain Texas markets coupled with the closing of certain consumer loan locations in Texas and Mexico. Consumer/payday loan-related products comprised 5% of total revenue for the third quarter of 2014.

The Company’s consumer loan and credit services credit loss provision of $2,897,000 was 31% of consumer loan and credit services fee revenue during the third quarter of 2014 compared to $3,443,000, or 32%, during the third quarter of 2013. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $474,000, or 4.5% of the gross loan balance, at September 30, 2014 compared to $572,000, or 4.5% of the gross loan balance, at September 30, 2013, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $91,000, or 5.7% of the gross loan balance, at September 30, 2014 compared to $79,000, or 5.4% of the gross loan balance, at September 30, 2013.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 53% to $11,798,000 during the third quarter of 2014 compared to $25,234,000 for the third quarter of 2013. Wholesale scrap jewelry revenue during the three months ended September 30, 2014 consisted primarily of gold sales, of which approximately 8,400 ounces were sold at an average price of $1,224 per ounce, compared to approximately 17,300 ounces of gold sold at $1,343 per ounce in the prior-year period. The volume of liquidated scrap jewelry during the third quarter of 2014 decreased compared to the third quarter of 2013, primarily due to the Company's election to sell 7,700 ounces of gold acquired during the second quarter of 2013 in the third quarter of 2013. If the 7,700 ounces of gold had been sold in the second quarter of 2013, the volume of liquidated scrap jewelry decreased 13%, reflecting the continued decline in demand for gold buying services. The scrap gross profit margin was 11%, which equaled the prior-period margin. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the third quarter of 2014 compared to 3% in the third quarter of 2013. The average market price of gold during the third quarter of 2014 decreased 3% compared to the third quarter of 2013, while the ending price at September 30, 2014 decreased 8% compared to September 30, 2013. The Company's exposure to gold price risk is described in detail in the Company's 2013 annual report on Form 10-K.

Combined Revenue Results

The increase in quarter-over-quarter total revenue of 1% (2% on a constant currency basis) reflected a 12% increase (13% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores offset by a decrease in wholesale scrap jewelry revenue and a decrease in consumer loan fees. Third quarter revenue generated by the stores opened or acquired since July 1, 2013 increased by $8,710,000 in Mexico and $7,354,000 in the United States compared to the third quarter of 2013.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company's same-store core revenue in pawn stores increased 2% on a consolidated, constant currency basis from the third quarter of 2013 to the third quarter of 2014. Same-store core sales in Mexico increased 6% (on a constant currency basis), offset by a 4% decrease in the U.S. as compared to the prior-year period. Same-store wholesale scrap jewelry revenue decreased 56% in total compared to the third quarter of 2013, due in part to the Company's election to sell 7,700 ounces of gold acquired during the second quarter of 2013 in the third quarter of 2013.

Store Operating Expenses

Store operating expenses increased by 6% to $49,293,000 during the third quarter of 2014 compared to $46,649,000 during the third quarter of 2013, primarily as a result of a 10% increase in the weighted-average store count partially offset by same-store operating expenses, which decreased 4% on a constant currency basis compared to the prior-year period.

The net store profit contribution from continuing operations for the third quarter of 2014 was $45,855,000, which equates to a store-level operating margin of 26% compared to $44,070,000 and 25% in the prior-year quarter, respectively.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 4% to $13,406,000 during the third quarter of 2014 compared to $12,834,000 during the third quarter of 2013. As a percentage of revenue, administrative expenses increased from 7% during the third quarter of 2013 to 8% during the third quarter of 2014.

Interest expense increased to $4,059,000 in the third quarter of 2014 compared to $1,122,000 for the third quarter of 2013, reflecting an increase in the amount of outstanding debt and the higher interest rate of the Company's 6.75% senior notes issued in March 2014 as compared to the revolving line of credit. See “—Liquidity and Capital Resources.”

For the third quarter of 2014 and 2013, the Company’s effective federal income tax rates were 30.0% and 21.5%, respectively. The Company recorded an estimated benefit of $3,273,000 in the third quarter of 2013 as the result of a change in its estimated U.S. federal liability associated with the July 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. Excluding the non-recurring net benefit, the consolidated tax rate for the third quarter of 2013 was 32.6% compared to an effective tax rate of 30.0% in the third quarter of 2014. The Company expects the effective rate for the remainder of 2014 to be approximately 31%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Income from continuing operations decreased 16% to $19,528,000 during the third quarter of 2014 compared to $23,127,000 during the third quarter of 2013, primarily as a result of the non-recurring tax benefit recorded in the third quarter of 2013 and increased interest expense. Net income was $19,528,000 during the third quarter of 2014 compared to $23,141,000 during the third quarter of 2013, which included the results of discontinued operations.

Nine Months Ended September 30, 2014 Compared To The Nine Months Ended September 30, 2013

The following table details the components of the Company's revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 3%, from 12.7 to 1 during the nine months ended September 30, 2013 to 13.1 to 1 during the nine months ended September 30, 2014. The end-of-period value of the Mexican peso to the U.S. dollar decreased 2% from 13.1 to 1 at September 30, 2013 to 13.5 to 1 at September 30, 2014. As a result of these currency exchange movements, revenue of Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of September 30, 2014 translated into fewer U.S. dollars relative to the prior period end. While the weakening of the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information-Constant Currency Results” below.

	Nine Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$122,750	$98,940	$23,810	24%	24%
Pawn loan fees	65,798	57,289	8,509	15%	15%
Consumer loan and credit services fees	25,614	30,151	(4,537)	(15)%	(15)%
Wholesale scrap jewelry revenue	22,415	30,850	(8,435)	(27)%	(27)%
	236,577	217,230	19,347	9%	9%
International revenue:
Retail merchandise sales	175,096	156,502	18,594	12%	16%
Pawn loan fees	81,173	76,369	4,804	6%	10%
Consumer loan and credit services fees	2,060	2,619	(559)	(21)%	(19)%
Wholesale scrap jewelry revenue	15,197	22,925	(7,728)	(34)%	(34)%
	273,526	258,415	15,111	6%	9%
Total revenue:
Retail merchandise sales	297,846	255,442	42,404	17%	19%
Pawn loan fees	146,971	133,658	13,313	10%	12%
Consumer loan and credit services fees	27,674	32,770	(5,096)	(16)%	(15)%
Wholesale scrap jewelry revenue	37,612	53,775	(16,163)	(30)%	(30)%
	$510,103	$475,645	$34,458	7%	9%

Domestic revenue accounted for approximately 46% of the total revenue for the nine months ended September 30, 2014, while international revenue (from Mexico) accounted for 54% of total revenue for the same period.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 17% (19% on a constant currency basis) to $297,846,000 during the nine months ended September 30, 2014 compared to $255,442,000 for the nine months ended September 30, 2013. The increased retail merchandise sales in the Company's pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools). During the nine months ended September 30, 2014, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 39% compared to a margin of 40% on retail merchandise sales during the nine months ended September 30, 2013.
Pawn inventories increased from $82,569,000 at September 30, 2013 to $94,890,000 at September 30, 2014, largely as a result of the growth in pawn loans receivable, store maturation and store additions. At September 30, 2014, the Company’s pawn inventories, at cost, were composed of: 28% jewelry (primarily gold jewelry held for retail sale), 46% electronics and appliances, 10% tools and 16% other. At September 30, 2014 and 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.
Pawn Lending Operations

Pawn loan fees increased 10% (12% on a constant currency basis) to $146,971,000 during the nine months ended September 30, 2014 compared to $133,658,000 for the nine months ended September 30, 2013. The increase in pawn loan fees was consistent with the increase in total outstanding pawn receivables. Consolidated pawn receivables as of September 30, 2014 increased 13% (14% on a constant currency basis) compared to September 30, 2013, primarily from store additions, maturation of existing stores and a 2% increase in the average loan amount outstanding. Consolidated same-store pawn receivables (constant currency basis) were flat in total, increased 4% in Mexico and declined 4% in the U.S. from September 30, 2013 to September 30, 2014.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 16% (15% on a constant currency basis) to $27,674,000 during the nine months ended September 30, 2014 compared to $32,770,000 for the nine months ended September 30, 2013. The Company attributes the decrease in part to increased competition and regulatory restrictions in certain Texas markets coupled with the closing of certain consumer loan locations in Texas and Mexico. Consumer/payday loan-related products comprised 5% of total revenue during the nine months ended September 30, 2014.

The Company’s consumer loan and credit services credit loss provision of $6,835,000 was 25% of consumer loan and credit services fee revenue during the nine months ended September 30, 2014 compared to $8,024,000, or 25%, during the nine months ended September 30, 2013. The estimated fair value of liabilities under the CSO letters of credit, net of anticipated recoveries from customers, was $474,000, or 4.5% of the gross loan balance, at September 30, 2014 compared to $572,000, or 4.5% of the gross loan balance, at September 30, 2013, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $91,000, or 5.7% of the gross loan balance, at September 30, 2014 compared to $79,000, or 5.4% of the gross loan balance, at September 30, 2013.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 30% to $37,612,000 during the nine months ended September 30, 2014 compared to $53,775,000 for the nine months ended September 30, 2013. Wholesale scrap jewelry revenue during the nine months ended September 30, 2014 consisted primarily of gold sales, of which approximately 25,400 ounces were sold at an average selling price of $1,282 per ounce compared to approximately 32,000 ounces of gold sold at $1,491 per ounce in the prior-year period. The volume of liquidated scrap jewelry during the nine months ended September 30, 2014 decreased 21% compared to the nine months ended September 30, 2013, reflecting the continued decline in demand for gold buying services. The scrap gross profit margin was 16% compared to the prior-period margin of 15%. Scrap jewelry profits accounted for 2% of net revenue (gross profit) for the nine months ended September 30, 2014 compared to 3% in the nine months ended September 30, 2013. The average market price of gold during the nine months ended September 30, 2014 decreased 12% compared to the nine months ended September 30, 2013, while the ending price at September 30, 2014 decreased 8% compared to September 30, 2013. The Company's exposure to gold price risk is described in detail in the Company's 2013 annual report on Form 10-K.

Combined Revenue Results

The increase in year-to-date total revenue of 7% (9% on a constant currency basis) reflected a 14% increase (17% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Year-to-date revenue generated by the stores opened or acquired since January 1, 2013 increased by $23,004,000 in Mexico and $41,017,000 in the United States compared to the same period last year.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company's same-store core revenue in pawn stores increased 1% on a consolidated, constant currency basis from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. Same-store core sales in Mexico increased 4% (on a constant currency basis), offset by a 4% decrease in the U.S. as compared to the prior-year period. Same-store wholesale scrap jewelry revenue decreased 38% in total, reflecting lower gold prices and reduced volumes from customers selling gold to the Company.

Store Operating Expenses

Store operating expenses increased by 11% to $146,719,000 during the nine months ended September 30, 2014 compared to $132,762,000 during the nine months ended September 30, 2013, primarily as a result of a 9% increase in the weighted-average store count partially offset by same-store operating expenses, which decreased 4% on a constant currency basis compared to the prior-year period.

The net store profit contribution from continuing operations for the nine months ended September 30, 2014 was $131,650,000, which equates to a store-level operating margin of 26% compared to $127,227,000 and 27% in the prior year, respectively.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 4% to $40,350,000 during the nine months ended September 30, 2014 compared to $38,690,000 during the nine months ended September 30, 2013. As a percentage of revenue, administrative expenses were 8% in both the nine months ended September 30, 2014 and 2013.

Interest expense increased to $9,405,000 during the nine months ended September 30, 2014 compared to $2,474,000 for the nine months ended September 30, 2013, reflecting an increase in the amount of outstanding debt and the higher interest rate of the Company's 6.75% senior notes issued in March 2014 as compared to the revolving line of credit. See “—Liquidity and Capital Resources.”

For the nine months ended September 30, 2014 and 2013, the Company’s effective federal income tax rates were 27.1% and 30.1%, respectively. The Company recorded an estimated benefit of $3,273,000 in the third quarter of 2013 as the result of a change in its estimated U.S. federal liability associated with the July 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. The Company recorded an additional benefit of $3,669,000 in March 2014 as the result of a change in its estimated U.S. federal liability associated with the 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. Excluding the non-recurring net benefit, the consolidated tax rate was 31.7% and 34.0% for the nine months ended September 30, 2014 and 2013, respectively. The Company expects the effective tax rate for the remainder of 2014 to be approximately 31%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Income from continuing operations decreased 1% to $58,497,000 during the nine months ended September 30, 2014 compared to $58,961,000 during the nine months ended September 30, 2013, primarily as a result of the increased interest expense associated with the $200 million note offering in March 2014. Net income was $58,225,000 during the nine months ended September 30, 2014 compared to $59,068,000 during the nine months ended September 30, 2013, which included the results of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, the Company’s primary sources of liquidity were $42,760,000 in cash and cash equivalents, $142,500,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders, $157,972,000 in customer loans and $94,890,000 in inventories. As of September 30, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $22,142,000. The Company had working capital of $258,035,000 as of September 30, 2014 and total equity exceeded liabilities by a ratio of 1.6 to 1.

On March 24, 2014, the Company completed the private offering of $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The net proceeds from the sale of the Notes were approximately $194,800,000. The Company used $153,411,000 of the net proceeds from the offering to repay all amounts then outstanding under the 2014 Credit Facility (defined below) and to pay off the remaining balances on notes payable related to previous pawn store acquisitions, leaving approximately $41,389,000 of the net proceeds available for general corporate purposes. The Company capitalized approximately $5,200,000 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense.

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

On March 24, 2014, the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company agreed to use commercially reasonable efforts to issue in exchange for the Notes, generally no later than approximately 245 days following the closing date of the issuance and sale of the Notes, identical new notes that have been registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Notes. Pursuant to the registration rights agreement, the Company caused a registration statement on Form S-4 to be declared effective by the Securities and Exchange Commission (“SEC”) in July 2014 and completed an offer to exchange the unregistered Notes with identical new notes registered under the Securities Act in September 2014.

During the period from January 1, 2014 through February 4, 2014, the Company maintained a revolving line of credit agreement with its lenders (the “2012 Credit Facility”) in the amount of $205,000,000, which was scheduled to mature in February 2015. The 2012 Credit Facility charged interest at the prevailing 30-day London Interbank Offered Rate (“LIBOR”) plus a fixed spread of 2.0%.

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the “2014 Credit Facility”) in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (i) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility) and a fixed charge coverage ratio. The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is unsecured except for the pledge of 65% of the voting equity interests of the Company's foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. During March 2014, the Company used $145,870,000 of the proceeds from the sale of the Notes to repay all amounts outstanding under the 2014 Credit Facility. At September 30, 2014, the Company had $17,500,000 outstanding under the 2014 Credit Facility and $142,500,000 was available for borrowings. The interest rate on amounts outstanding under the 2014 Credit Facility at September 30, 2014 was 2.69% based on the prevailing 30-day LIBOR rate. The Company believes it is in compliance with the requirements and covenants of the 2014 Credit Facility, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant.

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, dollar amounts in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Cash flow provided by operating activities	$69,328	$74,019
Cash flow used in investing activities	$(76,998)	$(118,938)
Cash flow provided by (used in) financing activities	$(19,325)	$24,584

	Balance at September 30,
	2014	2013
Working capital	$258,035	$213,010
Current ratio	6.14:1	5.40:1
Leverage ratio (trailing twelve months)	1.5:1	1.1:1
Liabilities to equity ratio	64%	56%
Inventory turns (trailing twelve months)	3.7x	3.7x

Net cash provided by operating activities decreased $4,691,000, or 6%, from $74,019,000 for the nine months ended September 30, 2013 to $69,328,000 for the nine months ended September 30, 2014, due primarily to net changes in certain operating assets and liabilities during the first nine months of 2014 compared to the first nine months of 2013 and a decrease in net income of $843,000, offset by an increase in depreciation and amortization expense of $1,655,000 and net changes in deferred income taxes related to the foreign income tax restructuring.

Net cash used in investing activities decreased $41,940,000, or 35%, from $118,938,000 during the nine months ended September 30, 2013 to $76,998,000 for the nine months ended September 30, 2014. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $34,873,000 in cash related to acquisitions in the nine months ended September 30, 2014 compared to $84,353,000 in the prior-year period.

Net cash used in financing activities increased $43,909,000, or 179%, from net cash provided by financing activities of $24,584,000 for the nine months ended September 30, 2013 to net cash used in financing activities of $19,325,000 for the nine months ended September 30, 2014. Net payments on the 2012 Credit Facility and the 2014 Credit Facility increased $214,500,000 compared to the prior-year period and the Company paid $1,401,000 of debt issuance costs related to the 2014 Credit Facility. The Company had proceeds from the offering of the Notes of $194,800,000, net of $5,200,000 of debt issuance costs, during the nine months ended September 30, 2014. The Company repurchased more of its common stock ($43,947,000 during the first nine months of 2014 compared to $38,692,000 during the first nine months of 2013), and realized proceeds from the exercise of stock options and the related tax benefit of $15,674,000 during the nine months of 2013 compared to $4,075,000 during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company opened 36 new pawn stores in Mexico and the United States, acquired 47 pawn stores in Mexico, acquired 10 pawn stores in the United States and converted one small format store in the United States into a large format pawn store. The purchase price of the 2014 acquisitions, net of cash acquired, was $33,015,000 and was composed of $32,865,000 in cash paid at closing and an additional $150,000 payable on or before February 2015. During the nine months ended September 30, 2014, the Company paid $2,008,000 of amounts payable related to previous acquisitions. The Company funded $17,801,000 in capital expenditures, primarily for new stores, during the nine months ended September 30, 2014, and expects to fund capital expenditures at a similar annualized rate in the remainder of 2014. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company's credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2014 includes net cash flow from operating activities of $69,328,000 for the nine months ended September 30, 2014.

The Company intends to continue expansion primarily through acquisitions and new store openings. During 2014, the Company expects to add approximately 100 to 105 stores (inclusive of the 93 stores added year-to-date). The Company anticipates that most of the additions will continue to be large format pawn stores in Mexico and the United States. Management believes that cash on hand, the amounts available to be drawn under the 2014 Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2014.

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

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. The Company completed the 1,500,000 share buyback authorization on August 21, 2014. Repurchases in 2014 included 235,000 shares of common stock repurchased during the second quarter of 2014 and 536,000 shares repurchased in the third quarter of 2014. The total shares repurchased over the life of the program were at an average price of $55.09 per share.

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Net income	$19,528	$23,141	$58,225	$59,068	$83,003	$86,677
(Income) loss from discontinued operations, net of tax	—	(14)	272	(107)	1,012	(104)
Income from continuing operations	19,528	23,127	58,497	58,961	84,015	86,573
Adjustments:
Income taxes	8,352	6,324	21,790	25,416	32,087	38,745
Depreciation and amortization	4,404	3,988	13,001	11,346	17,016	14,828
Interest expense	4,059	1,122	9,405	2,474	10,423	3,265
Interest income	(179)	(69)	(522)	(267)	(577)	(336)
Earnings from continuing operations before interest, taxes, depreciation and amortization	$36,164	$34,492	$102,171	$97,930	$142,964	$143,075

EBITDA from continuing operations margin calculated as follows:
Total revenue from continuing operations	$175,000	$173,379	$510,103	$475,645	$695,306	$653,902
Earnings from continuing operations before interest, taxes, depreciation and amortization	$36,164	$34,492	$102,171	$97,930	$142,964	$143,075
EBITDA from continuing operations as a percentage of revenue	21%	20%	20%	21%	21%	22%

Leverage ratio (indebtedness divided by EBITDA from continuing operations):
Indebtedness					$217,500	$161,665
Earnings from continuing operations before interest, taxes, depreciation and amortization					$142,964	$143,075
Leverage ratio					1.5:1	1.1:1

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

	Trailing Twelve Months Ended
	September 30,
	2014	2013
Cash flow from operating activities, including discontinued operations	$102,027	$108,335
Cash flow from investing activities:
Loan receivables	(8,095)	(8,260)
Purchases of property and equipment	(26,528)	(23,546)
Free cash flow	$67,404	$76,529

Constant Currency Results

The Company's reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Pawn scrap jewelry in Mexico is sold in U.S. dollars and, accordingly, does not require a constant currency adjustment. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 13.1 to 1 at September 30, 2013 was used compared to the exchange rate of 13.5 to 1 at September 30, 2014. For income statement items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended September 30, 2013 was 12.9 to 1 compared to the current quarter rate of 13.1 to 1. The average exchange rate for the prior-year nine-month period ended September 30, 2013 was 12.7 to 1 compared to the current year-to-date rate of 13.1 to 1.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2014, after giving effect to the issuance of the Notes and the entry into the 2014 Credit Facility, the Company had outstanding indebtedness of 217,500,000 and availability of $142,500,000 under the 2014 Credit Facility. The Company's level of indebtedness could:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2014 through September 30, 2014, the Company issued 125,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,074,000 (including income tax benefit). During the period from January 1, 2014 through September 30, 2014, the Company granted a total of 46,600 nonvested shares of common stock to certain executives of the Company. A total of 4,600 previously granted shares vested and were issued during the period from January 1, 2014 through September 30, 2014.

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

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. The Company completed the 1,500,000 share buyback authorization on August 21, 2014, with a total of 235,000 shares of its common stock repurchased during the second quarter of 2014 and the additional 536,000 shares repurchased in the third quarter of 2014. The total shares repurchased were at an average price of $55.09 per share. Under its share repurchase program, the Company could purchase common stock in open market transactions, block purchases or privately negotiated transactions, and could from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases was based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the nine months ended September 30, 2014:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2014	—	$—	—	770,867
February 1 through February 28, 2014	—	—	—	770,867
March 1 through March 31, 2014	—	—	—	770,867
April 1 through April 30, 2014	—	—	—	770,867
May 1 through May 31, 2014	—	—	—	770,867
June 1 through June 30, 2014	235,398	56.56	235,398	535,469
July 1 through July 31, 2014	382,963	56.94	382,963	152,506
August 1 through August 31, 2014	152,506	57.88	152,506	—
September 1 through September 30, 2014	—	—	—	—
Total	770,867	$57.01	770,867

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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, filed with the SEC on October 22, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2014, September 30, 2013 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and September 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: October 22, 2014	FIRST CASH FINANCIAL SERVICES, INC.
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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, filed with the SEC on October 22, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2014, September 30, 2013 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and September 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.
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