Form 10-K
period 2014-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2015-02-12
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
☐Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes   ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the last reported sales price on the NASDAQ Global Select Market on June 30, 2014, is $1,420,098,000.

As of February 10, 2015, there were 28,317,566 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be held on or about June 29, 2015, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-K
For the Year Ended December 31, 2014

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
Forward-looking statements in this annual report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, the impact of new or existing regulations, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, currency exchange rates, future share repurchases and the price of gold and the impacts thereof, earnings and related transaction expenses from acquisitions and mergers, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

•	changes in regional, national or international economic conditions, including inflation rates, unemployment rates and energy prices;

•	changes in foreign currency exchange rates and the U.S. dollar to Mexican peso exchange rate in particular;

•	changes in consumer demand, including purchasing, borrowing and repayment behaviors;

•	changes in pawn forfeiture rates and credit loss provisions;

•	changes in the market value of pawn collateral and merchandise inventories, including gold prices and the value of consumer electronics and other products;

•	changes or increases in competition;

•	the ability to locate, open and staff new stores and successfully integrate acquisitions;

•	the availability or access to sources of used merchandise inventory;

•	changes in credit markets, interest rates and the ability to establish, renew and/or extend the Company’s debt financing;

•	the ability to maintain banking relationships for treasury services and processing of certain consumer lending transactions;

•	the ability to hire and retain key management personnel;

•
new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting pawn businesses, consumer loan businesses and credit services organizations (in both the United States and Mexico), including administrative or legal interpretations thereto;

•	risks and uncertainties related to foreign operations in Mexico;

•	changes in import/export regulations and tariffs or duties;

•	changes in banking, anti-money laundering or gun control regulations;

•	unforeseen litigation;

•	changes in tax rates or policies in the U.S. and Mexico;

•	inclement weather, natural disasters and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements; and

•	future business decisions.

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

PART I

Item 1. Business

General

The Company is a leading operator of retail-based pawn stores in the United States and Mexico based on revenue and number of store locations. As of December 31, 2014, the Company had 1,005 locations, consisting of 331 stores across 13 U.S. states and 674 stores across 29 states in Mexico.

The Company’s primary business is the operation of large format, full-service pawn stores, which engage in retail sales, the purchase of secondhand goods as well as offer consumer financial services products. These pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer small consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and strategic acquisition opportunities as they arise.

In addition to its pawn stores, the Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores primarily provide consumer financial services products including credit services and small unsecured consumer loans. The product mix in these stores varies by market. The Company considers the credit services and consumer loan products to be non-core, non-growth revenue streams, representing 5% of the Company’s total revenues for the year ended December 31, 2014.

Revenue for the year ended December 31, 2014 was primarily derived from the Company’s pawn operations with 54% derived from Mexico and 46% derived from the United States. For additional historical information on the composition of revenues from the United States and Mexico, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations.”

The Company was formed as a Texas corporation in July 1988. In April 1991, the Company reincorporated as a Delaware corporation. The Company’s principal executive offices are located at 690 East Lamar Blvd., Suite 400, Arlington, Texas 76011, and its telephone number is (817) 460-3947.

Pawn Industry

The Company’s primary business is the operation of large format, full-service pawn stores in the United States and Mexico. Pawn stores are neighborhood-based retail stores that buy and sell popular consumer items such as consumer electronics, jewelry, power tools, appliances, sporting goods and musical instruments. Pawn stores also provide a quick and convenient source of small consumer loans to unbanked, under-banked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions, credit card providers or other small loan providers. The Company’s pawn stores directly compete in both the specialty retail and consumer finance industries.

United States

The pawn industry in the United States is well established, with the highest concentration of pawn stores located in the Southeast, Midwest and Southwest regions of the country. The operation of pawn stores is governed primarily by state laws and accordingly, states that maintain regulations most conducive to profitable pawn operations have historically seen the greatest concentration of pawn stores. Management believes the U.S. pawn industry, although mature, remains highly fragmented. The three major publicly traded companies in the pawn industry, which includes the Company, currently operate approximately 2,300 of the estimated 10,000 to 15,000 pawn stores in the United States. The Company believes the majority of pawnshops in the United States are owned by individuals operating five or fewer locations.

Mexico

Most of the Company’s pawn stores in Mexico are large format, full-service pawn stores. The large format, full-service pawn industry in Mexico is less developed as compared to the U.S. Of the approximately 6,000 total pawn stores in Mexico, approximately 5,000 are small format “jewelry-only” stores. The jewelry-only pawn stores in Mexico are much smaller than a typical U.S. pawn store and have limited retail operations, typically offering only pawn loans collateralized by gold jewelry or small consumer electronics. Competition in Mexico for the Company’s large format, full-service pawn stores is limited, as the Company believes there are only approximately 1,000 of these large format, full-service pawn stores, of which the Company operated 629 of such large format pawn stores, as of December 31, 2014. A large percentage of the population in Mexico is unbanked or under-banked and has limited access to consumer credit. The Company believes there is significant opportunity for future expansion in Mexico due to the large potential consumer base and limited competition from other large, full-service pawn store operators.

Business Strategy

The Company’s business plan is to expand its operations by opening new (“de novo”) retail pawn locations and by acquiring existing pawnshops in strategic markets while continuing to increase revenue and operating profits in its existing stores. In pursuing its business strategy, the Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to management and supervision, pricing and purchasing, information and accounting systems and marketing.

The Company has opened or acquired 517 new stores in the last five fiscal years, as indicated in the table below, for a compound annual store growth rate of 14% over this period. The Company intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Domestic stores:
New locations opened	8	9	6	10	6
Locations acquired	25	34	46	11	6
Total additions	33	43	52	21	12

International stores:
New locations opened	31	60	62	61	58
Locations acquired	47	8	29	—	—
Total additions	78	68	91	61	58

Total:
New locations opened	39	69	68	71	64
Locations acquired	72	42	75	11	6
Total additions	111	111	143	82	70

For additional information on store openings and closings, see “—Locations and Operations” below.

New Store Openings

The Company plans to continue opening new pawn stores, both in Mexico and the U.S. The Company typically opens new stores in under-developed markets, especially where customer demographics are favorable and competition is limited or restricted. After a suitable location has been identified and a lease and material licenses are obtained, a new store can typically be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and consumer loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company’s existing store base are the volume and gross profit of merchandise sales, the volume and yield on customer loans outstanding and the control of store expenses. To encourage customer traffic, which management believes is a key determinant to increasing the stores’ profitability, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable. In addition to a clean and secure physical store facility, the stores’ exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

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

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn stores. The items the Company sells primarily consist of pre-owned consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. In selected U.S. markets, the Company’s pawn stores also sell certain types of firearms. The Company also melts down certain quantities of scrap jewelry and sells the gold, silver and diamonds in commodity markets. Total merchandise sales accounted for approximately 67% of the Company’s revenue from continuing operations during fiscal 2014.

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

Pawn Lending Activities

The Company’s pawn stores make small loans to its customers in order to help them meet short-term cash needs. All pawn loans are collateralized by personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. In selected U.S. stores, pawn loans can also be collateralized with firearms. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. A customer does not have a legal obligation to repay a pawn loan and the decision to not repay the loan will not affect the customer’s credit score.

At the time a pawn loan transaction is entered into, an agreement, commonly referred to as a “pawn ticket,” is delivered to the borrower for signature that sets forth, among other items, the name and address of the pawnshop, the borrower’s name, the borrower’s identification number from his/her driver’s license or other government issued identification, date, identification and description of the pledged goods, including applicable serial numbers, amount financed, pawn service fee, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

Pledged property is held through the term of the loan, unless the loan is paid earlier or renewed. The typical loan term is generally one month plus an additional grace period of 14 to 70 days depending on geographical markets and local regulations. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the pawn collateral is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction and holding the pledged property. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees and service charges accounted for approximately 28% of the Company’s revenue from continuing operations during fiscal 2014.

The amount the Company is willing to finance for a pawn loan is primarily based on a percentage of the estimated retail value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company’s lending activities. In order to estimate the value of the collateral, the Company utilizes its integrated proprietary computer information system to recall recent selling prices of similar merchandise in its own stores and to review the customer’s previous transaction history with the Company. The basis for the Company’s determination of the retail value also includes such sources as precious metals spot markets, catalogs, blue books, online auction sites and retailer advertisements. These sources, together with the employees’ experience in selling similar items of merchandise in particular stores, influence the determination of the estimated retail value of such items. The Company does not utilize a standard or mandated percentage of estimated retail value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company’s historical experience. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company’s initial assessment of the property’s estimated retail value. Improper assessment of the retail value of the collateral in the lending function can result in reduced marketability of the property resulting in a reduced gross profit margin. As of December 31, 2014, the Company’s average pawn loan was approximately $103 on a consolidated basis. By country, the average pawn loan at that date was approximately $171 in the U.S. stores and approximately $67 in the Mexico stores.

Credit Services and Consumer Loan Activities

The Company has significantly reduced its consumer loan activities, primarily from payday lending, over the past several years. The Company expects to close seven consumer loans stores in the U.S. in the first quarter of 2015. During fiscal 2014, the Company closed three of its consumer loan stores and discontinued the Cash & Go, Ltd. joint venture operation, which owned and operated 37 check cashing and financial services kiosks, located inside convenience stores in the state of Texas, during fiscal 2014. The Company closed 14 of its consumer loan stores in fiscal 2013 and closed seven of its consumer loan stores during 2012. In March 2011, the Company sold its 10 payday/consumer loan stores located in Illinois. In 2010, the Company discontinued its internet-based credit services product offered in Maryland and in 2009, the Company sold all 22 of its payday/consumer loan stores located in California, Washington and Oregon. In addition, the Company sold its payday/consumer loan operations located in Michigan in 2009.

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers in Texas markets in obtaining extensions of credit. The Company’s consumer loan and pawn stores in Texas offer the CSO Program, and, in Texas, credit services are also offered via an internet platform. The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, with an average loan amount of $499 as of December 31, 2014, have terms of 7 to 180 days and bear interest at a rate of 10% on an annualized basis. The Company typically charges a credit services fee of $22 per $100 advanced. If the extension of credit is not repaid prior to the expiration of the term, the customer’s personal check or automated clearing house (“ACH”) withdrawal is deposited into the Independent Lender’s bank account. Banks return a significant number of ACH transactions and customer checks deposited into the Independent Lender’s account due to insufficient funds in the customers’ accounts. If the extension of credit is unpaid after 16 days from its due date, the Company reimburses the Independent Lender, under the terms of its letter of credit, for the outstanding principal amount, accrued interest, applicable late fees and returned check fees. The Company subsequently collects a large percentage of these bad debts by redepositing the customers’ checks, ACH collections or receiving subsequent cash repayments by the customers. The profitability of the Company’s credit services operations is dependent upon adequate collection of these returned items. The Company also offers an automobile title lending product under the CSO Program. Total credit services fees accounted for approximately 4% of the Company’s revenue from continuing operations during fiscal 2014.

The Company also offers small, unsecured consumer loans to customers in various states within the U.S. and in Mexico. To qualify for a consumer loan, a customer generally must have proof of steady income, residence and valid identification. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash. If the customer fails to repay the loan, the Company initiates collection procedures. These consumer loan fees accounted for less than 1% of the Company’s revenue from continuing operations during fiscal 2014.

See additional discussion of the credit loss provision and related allowances/accruals in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Financial Information about Geographic Areas

Financial information regarding the Company’s revenue and long-lived assets by geographic areas is provided in Note 16 of Notes to Consolidated Financial Statements contained herein.

Locations and Operations

As of December 31, 2014, the Company had 1,005 locations in 13 U.S. states and 29 states in Mexico, which represents a net store count increase of 11% over the number of stores at December 31, 2013. During fiscal 2014, the Company had net store growth of 99 locations, with a total of 111 new store locations added. The following table details store openings for the twelve months ended December 31, 2014:

	Pawn Locations		Consumer Loan Locations (3)	Total Locations
	Large Format (1)	Small Format (2)
Domestic:
Total locations, beginning of period	227	25	57	309
New locations opened	7	1	—	8
Locations acquired	25	—	—	25
Store format conversions	1	(12)	11	—
Locations closed or consolidated	(5)	(3)	(3)	(11)
Total locations, end of period	255	11	65	331

International:
Total locations, beginning of period	552	17	28	597
New locations opened	31	—	—	31
Locations acquired	47	—	—	47
Locations closed or consolidated	(1)	—	—	(1)
Total locations, end of period	629	17	28	674

Total:
Total locations, beginning of period	779	42	85	906
New locations opened	38	1	—	39
Locations acquired	72	—	—	72
Store format conversions	1	(12)	11	—
Locations closed or consolidated	(6)	(3)	(3)	(12)
Total locations, end of period	884	28	93	1,005

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At December 31, 2014, 129 of the U.S. large format pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products.

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

The Company maintains its primary administrative offices in Arlington, Texas and Monterrey, Nuevo Leon, Mexico.

As of December 31, 2014, the Company’s stores were located in the following states:

	Pawn Locations		Consumer Loan Locations	Total Locations
	Large Format	Small Format
United States:
Texas	128	10	65	203
Colorado	31	—	—	31
Maryland	28	—	—	28
South Carolina	20	—	—	20
Kentucky	13	—	—	13
Indiana	10	—	—	10
Missouri	8	—	—	8
Oklahoma	4	—	—	4
Virginia	4	—	—	4
Tennessee	3	—	—	3
Wyoming	3	—	—	3
District of Columbia	2	1	—	3
Nebraska	1	—	—	1
	255	11	65	331
Mexico:
Edo. De Mexico (State of Mexico)	82	4	—	86
Baja California	61	1	3	65
Jalisco	48	3	4	55
Nuevo Leon	52	1	2	55
Tamaulipas	49	1	3	53
Chihuahua	34	1	2	37
Coahuila	37	—	—	37
Puebla	32	—	4	36
Guanajuato	26	2	6	34
Veracruz	31	1	—	32
Sonora	24	—	—	24
Distrito Federal	19	—	—	19
Morelos	14	—	—	14
Durango	13	—	—	13
Guerrero	13	—	—	13
Queretaro	12	—	1	13
Aguascalientes	8	1	3	12
San Luis Potosi	10	1	—	11
Sinaloa	11	—	—	11
Michoacan	10	—	—	10
Hidalgo	8	1	—	9
Quintana Roo	9	—	—	9
Baja California Sur	8	—	—	8
Colima	5	—	—	5
Zacatecas	4	—	—	4
Chiapas	3	—	—	3

	Pawn Locations		Consumer Loan Locations	Total Locations
	Large Format	Small Format
Mexico (continued):
Nayarit	2	—	—	2
Tabasco	2	—	—	2
Yucatan	2	—	—	2
	629	17	28	674

Total	884	28	93	1,005

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

The Company attempts to attract customers primarily through the pawn stores’ visibility and neighborhood presence. The Company uses seasonal promotions, special discounts for regular customers, prominent display of impulse purchase items such as consumer electronics, jewelry and power tools, tent and sidewalk sales, and a layaway purchasing plan to attract retail shoppers. The Company attempts to attract and retain pawn customers by lending a competitive percentage of the estimated sale value of items presented for pledge and by providing quick financing, renewal and redemption services in an appealing atmosphere.

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

The Company believes the profitability of its pawnshops is dependent, among other factors, upon its employees’ ability to engage in transactions that achieve optimum pawn yields and merchandise sales margins, to be effective sales people and to provide prompt and courteous service. The Company’s computer system permits a store manager or clerk to rapidly recall the cost of an item in inventory and the date it was purchased, as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods in the past. The Company has networked its stores to permit the Company’s headquarters to more efficiently monitor each store’s operations, including merchandise sales, service charge revenue, pawns written and redeemed and changes in inventory.

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

Credit Services and Consumer Loan Operations

Similar to the Company’s pawn store operations, the Company’s credit services and consumer loan locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company’s stores from the competition, which consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby separated from employee work areas by glass teller windows. The Company’s stores are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

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

The Company believes the profitability of its credit services and consumer loan locations is dependent upon its employees’ ability to make loans and extend credit services that achieve optimum loan performance, to manage credit loss expense and to provide excellent customer service. Computer operating systems in the Company’s credit services and consumer loan stores allow a store manager or clerk to rapidly recall customer check cashing histories, consumer loan histories, and other vital information. The Company attempts to attract customers primarily through the stores’ visibility and advertising in certain markets.

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

The Company’s pawn business competes primarily with other pawn store operators, other specialty consumer finance operators, rent-to-own stores and specialty consumer goods retailers. Management believes that the U.S. pawn industry remains highly fragmented with an estimated 10,000 to 15,000 total pawnshops in the United States and 6,000 pawnshops in Mexico. There are three large publicly-held, U.S.-based pawnshop operators, two of which have pawn operations in the U.S. and Mexico. The Company had the most pawn stores and the largest market capitalization of the peer group as of December 31, 2014. The Company believes it is the largest public or private operator of full-service pawn stores in Mexico. In addition, there are many public and privately held operators of consumer/payday loan stores, some of which are significantly larger than the Company. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations.

In both its U.S. and Mexico retail pawn operations, the Company’s competitors include numerous retail and wholesale merchants, including jewelry stores, rent-to-own stores, discount retail stores, “second-hand” stores, consumer electronics stores, other specialty retailers, online retailers, online auction sites, online classified advertising sites and other pawnshops. Competitive factors in the Company’s retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many of the retailer competitors have significantly greater size and financial resources than the Company.

There is also significant competition in the consumer loan and credit services industries from other retail and internet-based providers of such products, many of which have significantly larger operations than the Company.

Intellectual Property

The Company relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property.

The Company’s competitors may develop products that are similar to its technology, such as the Company’s proprietary point of sale software. The Company enters into agreements with its employees, consultants and partners, and through these and other written agreements, the Company attempts to control access to and distribution of its software, documentation and other proprietary technology and information. Despite the Company’s efforts to protect its proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute its intellectual property rights or technology or otherwise develop a product with the same functionality as its solution. Policing all unauthorized use of the Company’s intellectual property rights is nearly impossible. The Company cannot be certain that the steps it has taken or will take in the future will prevent misappropriations of its technology or intellectual property rights.

“First Cash Financial Services” is a registered trademark in the United States. Other trade-names used by the Company include First Cash Empeno, First Cash Advance, Cash & Go, Presta Max, Famous Pawn, Fast Cash Pawn & Gold Center, King Pawn, Mister Money Pawn, Money Man Pawn, National Pawn, Valu + Pawn, Regent Pawn & Jewelry, Loftis Jewelry & Pawnbrokers, Smart Pawn, Piazza Jewelry & Pawn, Dan’s Discount Jewelry & Pawn, David’s Pawn Shop, Atomic Pawn, SharpMart, Cash America casa de empeno (in Mexico) and Cash America (in Colorado).

Governmental Regulation

General

The Company is subject to significant regulation of its pawn, consumer lending and general business operations in all of the jurisdictions in which it operates. These regulations are implemented through various laws, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the United States and Mexico. These regulatory bodies often have broad discretionary authority in the establishment, interpretation and enforcement of such regulations. These regulations are often subject to change, sometimes significantly, as a result of political, economic or social trends, events and media perceptions.

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements and the maximum service fees and/or interest rates that may be charged and collected. In many jurisdictions, in both the United States and Mexico, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of, pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things.

In both the United States and Mexico, governmental action to further restrict or even prohibit pawn loans and transactions or small consumer loans, such as payday advances and credit services products, has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and the media. The consumer groups and media typically focus on the aggregated cost to a consumer for pawn and consumer loans, which is typically higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. They also focus on affordability issues such as the borrower’s ability to repay such loans, and real or perceived patterns of sustained or cyclical usage of pawn and consumer lending products. The consumer groups and media articles often characterize pawn and especially payday lending activities as unfair or potentially abusive to consumers. During the last few years, in both the United States and Mexico, legislation or ordinances (on federal, state and municipal levels) have been introduced or enacted to prohibit, restrict or further regulate pawn loans and related transactions, including acceptance of pawn collateral, sale of merchandise, payday loans, consumer loans, credit services and related service fees. In addition, regulatory authorities in various levels of government in the United States and Mexico have and will likely continue to propose or publicly address new or expanded regulations that would prohibit or further restrict pawn and consumer lending activities, or other related pawn transactions.

The Company is subject to numerous other types of regulations, including but not limited to, regulations related to securities and exchange activities, including financial reporting and internal controls processes, data protection and privacy, tax compliance, labor and employment practices, real estate transactions, electronic banking, credit card transactions, marketing, and advertising and other general business activities.

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended, decreed or interpreted at some future date that could outlaw or inhibit the ability of the Company to profitably operate any or all of its services. For example, such regulations could restrict the ability of the Company to offer pawn loans, consumer loans and credit services, or significantly decrease the interest rates or service fees for such lending activities, or prohibit or more stringently regulate the acceptance of pawn collateral, sale, exportation or importation of pawn merchandise, or processing of consumer loan transactions through the banking system, any of which could have a material adverse effect on the Company’s operations and financial condition. If legislative or regulatory actions or interpretations are taken at a federal, state or local jurisdiction level in the United States or Mexico which negatively affect the pawn, consumer loan or credit services industries where the Company has a significant number of stores, those actions could have a material adverse effect on the Company’s business operations. There can be no assurance that such regulatory action at any jurisdiction level in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, decreed or interpreted in such a way which could have a material adverse effect on the Company’s operations and financial condition.

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over consumer financial services activities. In recent years, additional legislation and regulations have been enacted or proposed which has increased or could continue to increase regulation of the consumer finance industry. These regulations and restrictions are or may be specific to pawn, credit services and consumer loan/payday advance operations.

The Consumer Financial Protection Bureau (the “CFPB”), which was created by Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has broad regulatory, supervisory and enforcement powers over most non-bank providers of consumer credit. The CFPB’s powers include explicit supervisory authority to examine and require registration of providers of consumer financial products and services, including providers of consumer loans, such as the Company, the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” “abusive” or unlawful, and the authority to impose recordkeeping obligations and promulgate additional compliance requirements.

The CFPB has been systematically gathering data to obtain a complete picture of the consumer loan market and its impact on consumers. The CFPB has also released its Short-Term, Small-Dollar Lending Procedures, which is the field guide CFPB examiners use when examining small-dollar lenders like the Company. The CFPB’s examination authority permits CFPB examiners to inspect the Company’s books and records and ask questions about its business and its practices. The examination procedures include, among other things, specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections and collection practices, defaults, consumer reporting and third-party or vendor relationships.

Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules making short-term consumer lending products and services materially less profitable or even impractical to offer, which could force the Company to modify or terminate certain of its product offerings in the United States. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services, such as pawn transactions. Any such rules could have a material adverse effect on the Company’s business, results of operations and financial condition or could make the continuance of all or part of the Company’s current U.S. business impractical or unprofitable.

The CFPB continues to study the small consumer loan market and could propose or adopt rules making certain short-term lending products and services materially less profitable or impractical to offer. In March 2014, the CFPB issued a public report on payday lending outlining its concerns regarding rollover transactions and introducing the concept of “loan sequences” as a measure of sustained usage, which is a more stringent measure than the simple counting of rollovers. The CFPB also raised concerns in the report that payday loans do not typically amortize over a loan sequence and payday loan payments are unaffordable to many borrowers. Through public statements provided to the media, the CFPB has indicated that regulations on payday lending will likely be introduced sometime in 2015. It is not possible to accurately predict the scope, extent, nature or effect of future CFPB rules. Consequently, there can be no assurance that the CFPB will not propose or adopt rules affecting pawn or making short-term lending products, such as payday and credit services products, materially less profitable or even impractical to offer.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1,000,000 per day for knowing or intentional violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under it, the Dodd-Frank Act empowers state attorney generals and state regulators to bring civil actions seeking the same equitable relief available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business. Until the CFPB begins to propose specific rules and regulations that apply to the Company’s consumer credit activities, it is not possible to accurately predict what effect the Dodd-Frank Act and/or the CFPB will have on the Company’s business. There can be no assurance that the CFPB will not propose and enact rules or regulations that would have a material adverse effect on the Company’s operations and financial performance. For fiscal 2014, approximately 46% of the Company’s total revenue was generated from U.S.-based pawn and consumer credit products.

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

In addition to the federal laws and frameworks already governing the financial industry, the United States Justice Department (“DOJ” or “Department of Justice”), in conjunction with federal banking regulators, has an ongoing initiative (“Operation Choke Point”) which is directed at banks in the United States that do business with  payment processors, payday lenders, pawn operators and other companies believed to be at higher risk for fraud and money laundering. It is believed that the intent of this initiative is to restrict the ability of banks to provide financial services to companies in the targeted industries. There can be no assurance that Operation Choke Point will not pose a future threat to the Company’s ability to access credit, maintain bank accounts, process payday lending transactions or obtain other banking services needed to operate efficiently and profitably.

In connection with credit services/consumer loan transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z promulgated thereunder). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the charges associated with consumer loan and credit services transactions.

The credit services/consumer loan business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction. Additionally, the Company uses the Federal Fair Debt Collection Practices Act (“FDCPA”) as a guide when conducting its collection activities and complies with all applicable state collection practices laws. Furthermore, with respect to online consumer loans, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. In addition, some states restrict the advertising content of marketing materials with respect to consumer loans.

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

The Money Laundering Suppression Act of 1994 added a section to the Bank Secrecy Act requiring the registration of “money services businesses” that engage in check cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler’s checks and similar instruments. The purpose of the registration is to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The regulations require money services businesses to register with the Treasury Department by filing a form, adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”), and to re-register at least every two years thereafter. The regulations also require that a money services business maintain a list of names and addresses of, and other information about, its agents and that the list be made available to any requesting law enforcement agency (through FinCEN). The agent list must be updated annually. Currently, check cashing is the only product offered by the Company which is subject to such money services regulations.

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

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of improper payments to foreign governments and their officials and political parties by U.S. persons and issuers (as defined by the statute) for the purpose of obtaining or retaining business. It is the Company’s policy to implement and maintain safeguards to discourage these practices by its employees and follow Company standards of conduct for its business throughout the U.S. and Mexico, including the prohibition of any direct or indirect payment or transfer of Company funds or assets to suppliers, vendors, or government officials in the form of bribes, kickbacks or other illegal payoffs.

Each pawn lending/retailing location that handles firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms. As of December 31, 2014, the Company had 130 locations in the U.S. which handle firearms.

U.S. State and Local Regulations

The Company operates pawn stores in 13 U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, which include Texas, Indiana, Oklahoma, Maryland, Virginia, South Carolina, Washington, D.C., Colorado, Kentucky, Nebraska, Wyoming, Tennessee and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. Certain jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. The Company’s fee structures are at or below the applicable rate ceilings adopted by each of these states. The Company offers its pawn and retail customers an interest free layaway plan which complies with applicable state laws. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

Under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with reports of all daily transactions involving pawns and over-the-counter merchandise purchases. These daily transaction reports are designed to provide local law enforcement officials with a detailed description of the merchandise involved, including serial numbers, if any or other specific identifying information, and the name and address of the owner obtained from a valid identification card. Goods held to secure pawns or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owners. Historically, the Company has not found the volume of the claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners but historically has benefited from civil and criminal restitution efforts.

The Company offers a credit services product in the state of Texas. In Texas, First Cash Credit, Ltd., a wholly-owned subsidiary, operates as a registered credit services organization as provided under Section 393 of the Texas Finance Code. As a credit services organization, First Cash Credit, Ltd. assists customers, for a fee, in obtaining a short-term extension of credit from an independent lender. A credit services organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the credit services organization will provide to the consumer, the fees the consumer will be charged by the credit services organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the credit services organization has violated the law, the consumer’s right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. The credit services organization must also give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each First Cash Credit, Ltd. credit services location must be registered as a credit services organization and pay a registration fee. In May of 2011, in the state of Texas, legislation was enacted and became effective in 2012 to further regulate credit services businesses in the state, which includes the Company’s CSO Program. The 2011 law creates an expanded regulatory framework under which Credit Access Businesses (“CAB”) may provide credit services products. The regulations provide that CAB be licensed, regulated and audited by the State’s Office of the Consumer Credit Commissioner. The law also provides for enhanced disclosures to customers regarding credit services products.

Local ordinances increasing the regulation of credit services products offered in the major cities of Austin and Dallas, Texas, became effective in 2012 and in San Antonio in 2013. Similar ordinances were enacted in the Texas cities of Houston (2014) and El Paso (2014) and in several smaller cities as well over the past few years. Among other things, these new city ordinances limit the amount of credit extended under a credit services transaction based on the customer’s gross income, limit the number of refinancing, renewal or installment payments and provide for mandatory reductions of principal with each refinancing, renewal or installment payment. The Company’s locations in these cities have typically experienced a significant reduction of credit services transaction volumes upon such ordinances becoming effective.

It is expected that additional legislation and/or regulations relating to pawn loans, credit services, installment loans and other consumer loan products will be proposed in several state legislatures and/or city councils, including Texas, where the Company has pawn and credit services operations. Though the Company cannot accurately predict the scope, extent and nature of future regulations, it is likely that such legislation may address the maximum allowable interest rates on loans, significantly restrict the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer, and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products less profitable and could restrict or even eliminate the availability of consumer loan, pawn loan and credit services products in some or all of the states in which the Company offers such products.

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

The Company cannot currently assess the likelihood of any other proposed legislation, regulations or amendments, such as those described above, which could be enacted; however, if such legislation or regulations were enacted in certain jurisdictions, it could have a materially adverse impact on the revenue and profitability of the Company.

Mexico Federal Regulations

Federal law in Mexico provides for administrative regulation of the pawnshop industry by the Federal Consumer Protection Bureau (“PROFECO”), Mexico’s primary federal consumer protection agency, which requires the Company to register its pawn stores, locations, loan contracts and disclose the interest rate and fees charged on pawn and consumer loan transactions. In addition, the pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies.

PROFECO regulates the form and terms of pawn loan contracts and defines certain operating standards and procedures for pawnshops, including retail operations, and establishes reporting requirements. In January 2013, federal legislation in Mexico was signed into law which conveyed additional regulatory authority to PROFECO regarding the pawn industry and national registration process. The 2013 legislation requires all pawn businesses to register with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions. Currently PROFECO has not fully implemented its process and procedures to handle, administer, accept and approve its registration requirements but the Company has complied in all material respects with this ongoing process and registration requirements as currently administered by PROFECO. There are significant fines and sanctions, including operating suspensions, for failure to register and/or comply with PROFECO’s rules and regulations. While there can be no assurance as to the ultimate outcome from the full implementation of the 2013 legislation, the Company believes it complies with the rules and regulations, as currently administered, and believes that when fully implemented, these registration requirements should have limited impact on its operations or profitability. In fiscal 2014, approximately 54% of the Company’s revenue was derived from its Mexican operations.

Effective in November 2013, the federal government of Mexico enacted new anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources, which requires reporting of certain transactions (or series of transactions) which exceed certain monetary limits, stricter maintenance of customer identification records and controls, and reporting of all foreign (non-Mexican) customer transactions. This law affects all industries in Mexico and the intent is to protect Mexico’s financial system and to detect all commercial activities arising from illicit or ill-gotten means though bilateral cooperation between Mexico’s Ministry of Finance and Public Credit (SAT or Hacienda), and Mexico’s Attorney General’s Office (PGR). This Law restricts the use of cash in certain transactions associated with high-value assets to prevent organized crime from placing a high volume of cash from its criminal activity in the formal economy, as well as limiting, to the extent possible, the performance of money laundering activities protected by the anonymity that cash transactions provide. The law empowers the Hacienda to oversee and enforce this regime and to follow up on the information received from other agencies in Mexico and abroad. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting by the Company to Hacienda and the PGR on “vulnerable activities,” which encompass pawn transactions (of cash or credit) exceeding $103,000 Mexican pesos, retail of precious metals exceeding $52,000 Mexican pesos, and retail transactions of precious metals exceeding $207,000 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with the new regulations.

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

Mexico State and Local Regulations

Certain state and local governmental entities in Mexico also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. For example, the States of Mexico (where the Company operates 86 stores), Tabasco (where the Company operates 2 stores), and Guanajuato (where the Company operates 34 stores) have recently enacted legislation which requires state permits for all pawn stores to operate, certification of employees as trained in valuation of merchandise, and stricter customer identification controls. State and local agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory, licensing and permitting issues.

As the scope of the Company’s international operations increases, the Company may face additional administrative and regulatory costs in managing its business. In addition, unexpected changes, arbitrary or adverse court or administrative interpretations of federal, state or local requirements or legislation could negatively impact the Company’s operations and profitability.

Employees

The Company had approximately 7,900 employees as of December 31, 2014, including approximately 500 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers’ compensation insurance in Maryland, Missouri, Virginia, South Carolina, Washington, D.C., Oklahoma, Indiana, Wyoming, Nebraska, Kentucky, Tennessee and Colorado. The Company is a non-subscriber under the Texas Workers’ Compensation Act, and therefore maintains employer’s indemnification insurance in Texas.

First Cash Website

The Company’s primary website is at www.firstcash.com. The Company makes available, free of charge, at its corporate website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. If changes in regulations affecting the Company’s pawn, credit services and consumer loan businesses create increased restrictions, or have the effect of prohibiting loans in the jurisdictions where the Company offers these products, such regulations could materially impair or reduce the Company’s pawn, credit services and consumer loan businesses and limit its expansion into new markets.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Mexico. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields, loan fees and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Mexico could have a negative effect on the Company’s business activities. Both consumer loans, and to a lesser extent, pawn loans, have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and require the Company to offer an extended payment plan to its customers, and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or consumer loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn loans, consumer loans and credit services products to consumers. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation, and there can be no assurance that additional legislative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain consumer loan products.

In Mexico, similar restrictions and regulations affecting the pawn and consumer loan industries, including licensing restrictions, customer identification requirements, suspicious activity reporting, disclosure requirements and limits on interest rates and/or loan service fees, have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Mexico could restrict, or even eliminate, the availability of pawn and consumer finance at some or all of the Company’s locations, which would adversely affect the Company’s operations and financial condition.

The extent of the impact of any future legislative or regulatory changes will depend on the nature of the legislative or regulatory change, the jurisdictions to which the new or modified laws would apply and the amount of business the Company does in that jurisdiction. Moreover, similar actions by states or foreign countries in which the Company does not currently operate could limit its opportunities to pursue its growth strategies. A more detailed discussion of the regulatory environment and current developments and risks to the Company is provided in “Business—Governmental Regulation.”

Media reports and public perception of pawnshop operations, consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company’s pawn, consumer loan and credit services businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Mexico, have advocated governmental action to prohibit or place severe restrictions on consumer loans, including payday advances and pawn loans.

The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. These consumer advocacy groups and media reports typically characterize pawn and/or consumer loans as predatory or abusive despite the large customer demand for payday advances or pawn loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for pawn and/or consumer loan products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a material adverse effect on the Company’s financial condition and results of operations.

The CFPB has announced the commencement of regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company, but the full extent of the nature, extent and timing of such exercise of these powers is unclear. Such exercise of power over the Company could be burdensome and expensive to the Company and could force the Company to modify or terminate some of its pawn or consumer lending products in the U.S.

When the Dodd-Frank Act created the CFPB, it granted the CFPB explicit supervisory authority to examine and require registration of non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company, the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive” and hence unlawful, and the authority to impose recordkeeping obligations.

The CFPB has announced that it will exercise full regulatory, supervisory and enforcement powers over all aspects of certain non-bank providers of consumer financial products and services such as the Company. In that regard, the CFPB is systematically gathering data to obtain a complete picture of the consumer loan market and its impact on consumers, and has issued its own internal information gathering guide. That is, it drafted and released its Short-Term, Small-Dollar Lending Procedures, the field guide examiners use when examining small-dollar lenders such as the Company, to aid in the data gathering process. The CFPB’s guide and examination powers permit its examiners to inspect a Company’s books and records and ask questions about its business, including its marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, defaults and consumer reporting and third-party relationships. As a result of its examination efforts, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings” on April 24, 2013. The report discussed the initial findings of the CFPB regarding short-term payday loans and deposit account advance loans. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also noted that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances. The CFPB asserted that, based on the data gathered to date and the potential for consumer harm, “further attention is warranted to protect consumers” and that the CFPB “expects to use its authorities to provide such protections.” The CFPB report did not focus on online lending, but the CFPB did indicate that it is separately analyzing the use of online payday loans.

The CFPB issued a public report again in March 2014, with continued emphasis on payday lending. This report outlined the CFPB’s concerns regarding rollover transactions and introducing the concept of “loan sequences” as a measure of sustained usage, which is a more stringent measure than the simple counting of rollovers. The CFPB also raised concerns in the report that payday loans do not typically amortize over a loan sequence and payday loan payments are unaffordable to many borrowers.

Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules making short-term consumer lending products and services materially less profitable or even impractical to offer, which could force the Company to modify or terminate certain of its product offerings in the United States. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules could have a material adverse effect on the Company’s business, results of operations and financial condition or could make the continuance of all or part of the Company’s current U.S. business impractical or unprofitable. The Company does not currently know the nature and extent of the rules the CFPB will consider for consumer loan products and services such as those offered by the Company or the time frame in which the CFPB may consider such rules. There can be no assurance that the CFPB will not propose or adopt rules making short-term lending products, such as payday and credit services products, materially less profitable or even impractical to offer.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings, civil investigative demands, or other litigation for violations of federal consumer financial laws (including the CFPB’s own rules). For instance, pursuant to the Dodd-Frank Act, the CFPB is granted primary supervisory, regulatory and enforcement authority of the Fair Credit Reporting Act, Fair Debt Collection Practices, and Truth in Lending issues, among other federal laws. It is not clear how the CFPB will exercise its supervisory, regulatory and enforcement authority for federal consumer financial, privacy and disclosure laws, and it is possible that the CFPB’s approach may differ from the approach previously taken by other regulators. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative and injunctive relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations, and $1,000,000 per day for knowing or intentional violations. Also, if a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

PROFECO’s regulatory, supervisory and enforcement powers over pawn and consumer credit operators such as the Company could be burdensome and expensive to the Company and could force the Company to modify or terminate some of its pawn shop operations in Mexico.

Federal law in Mexico provides for administrative regulation of the pawnshop industry by PROFECO, Mexico’s primary federal consumer protection agency. PROFECO requires all pawn operators like the Company to register its pawn stores, locations, loan contracts and to disclose the interest rate and fees charged on pawn and consumer loan transactions. PROFECO also regulates the form and terms of pawn loan contracts and defines certain operating standards and procedures for pawnshops, including the retail operations, and establishes reporting requirements.

In January 2013, federal legislation in Mexico was signed into law which conveyed additional regulatory authority to PROFECO regarding the pawn industry and national registration process. The 2013 legislation requires all pawn businesses to register with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions. There are significant fines and sanctions, including operating suspensions for failure to register and/or comply with PROFECO’s rules regulations. Currently, PROFECO has not fully implemented its process and procedures to handle, administer, accept and approve its registration requirements, but the Company has complied in all material respects with this ongoing process and registration requirements as currently administered by PROFECO. There are significant fines and sanctions, including operating suspensions, for failure to register and/or comply with PROFECO’s rules and regulations. There can be no assurance as to the ultimate outcome from the full implementation of the 2013 legislation.

The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Mexico.

The Company derives significant revenue, earnings and cash flow from operations in Mexico. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Company’s consolidated financial statements, as well as from transaction exposure associated with transactions and assets denominated in currencies other than the Company’s functional currency. While the Company’s consolidated financial statements are reported in U.S. dollars, the financial statements of the Company’s Mexican subsidiaries are prepared using the Mexican peso as the functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Mexican peso could cause significant fluctuations in the value of the Company’s assets, liabilities, stockholders’ equity and operating results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent receipts and expenditures are not offsetting in the subsidiary’s functional currency. The costs of doing business in foreign jurisdictions also may increase as a result of adverse currency rate fluctuations. In addition, changes in currency rates could negatively affect customer demand, especially in Mexico and in U.S. stores located along the Mexican border. The Company’s Mexican-based subsidiaries experience foreign currency exposure to the extent monetary assets and liabilities, including debt, are in U.S. dollars, rather than the subsidiaries’ functional currency, which is the Mexican peso. The strengthening in the U.S. dollar compared to the Mexican peso, which primarily occurred in the fourth quarter of fiscal 2014, negatively impacted the Company’s fiscal 2014 earnings by approximately $2,100,000.

Adverse gold market fluctuations could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by gold market fluctuations. Approximately 38% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 30% of its inventories, also primarily gold, as of December 31, 2014, and the Company sells significant quantities of gold and other precious metals acquired through collateral forfeitures or direct purchases from customers. In addition to normal market risks associated with accepting gold as loan collateral and buying and selling gold, the current global economic conditions have increased the volatility of commodity markets such as those for gold and other precious metals. A significant and sustained decline in gold and/or other precious metal prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.

As of December 31, 2014, the Company had 674 store locations in Mexico, a country in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest, enforcement of property rights, governmental regulations, public safety and security and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in Mexico which are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in Mexico or significantly reduce customer traffic, product demand and the expected profitability of such operations.

The Company’s allowance for credit losses for credit services and consumer loans may not be sufficient to cover actual credit losses, which could adversely affect its financial condition and operating results.

The Company’s consumer loan and pawn stores in Texas offer a fee-based CSO Program through which the Company assists customers in applying for short-term extensions of credit from an Independent Lender. When an extension of credit is granted, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the customer’s extension of credit. The Company is required to recognize a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The Company also has customer loans arising from its consumer loan operations. The Company is required to recognize losses resulting from the inability of credit services and consumer loan customers and/or borrowers to repay such receivables or loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its consumer loan operations. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change, especially in the event of a change in the governmental regulations that affect the Company’s ability to generate new loans or collect outstanding loans. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio, which could adversely affect its financial condition and operating results.

The failure or inability of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s credit services operations depend, in part, on the willingness and ability of the Independent Lender to make extensions of credit to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new extensions of credit and to maintain volumes, quality and consistency in its loan programs could cause the Company to lose customers and substantially decrease the revenue and earnings of the Company’s credit services business. In addition, the Company’s lending, pawn retail, scrap jewelry and cash management operations are dependent upon the Company’s ability to maintain retail banking relationships with commercial banks. Recent actions by federal regulators have caused certain commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other companies in the Company’s industry. The Company also relies significantly on outside vendors to provide services such as financial transaction processing, utilities, store security, armored transport, precious metal smelting, data and voice networks, and other information technology products and services. The failure or inability of any of these third-party lenders, financial institutions or vendors to provide such services could limit the Company’s ability to grow its business and could increase the Company’s costs of doing business, which could adversely affect the Company’s operations if the Company is unable to replace them with comparable service providers at a comparable cost, timely.

An inability to disburse consumer loan proceeds or collect consumer loan payments through the Automated Clearing House (“ACH”) system would materially adversely affect the Company’s consumer loan business.

When making consumer loans, the Company’s online consumer loan business in Texas uses the ACH system to deposit loan proceeds into its customers’ bank accounts, and both the Company’s online and storefront consumer loan businesses, including loans made through the CSO Program, depend all or in part on the ACH system to collect amounts due to the Company by withdrawing funds from its customers’ bank accounts when the Company has obtained written authorization to do so from its customers. The Company’s ACH transactions are processed by banks, and if these banks cease to provide ACH processing services to the Company, the Company would have to materially alter, or possibly discontinue, some or all of its consumer loan business if alternative ACH processors are not available.

It was reported that recent actions by the Department of Justice, the Federal Deposit Insurance Corporation (the “FDIC”) and certain state regulators appear to be discouraging banks, non-bank providers, and ACH payment processors from providing access to the ACH system (i.e. debiting/crediting consumer accounts) for certain short-term consumer loan providers that they believe are operating illegally. According to published reports, the Department of Justice has issued subpoenas to banks and payment processors relating to ACH practices. The FDIC and other regulators are said to be using bank oversight examinations to discourage banks from providing access to the ACH system to certain online lenders. Recently, the Department of Financial Services of the State of New York (the “NY DFS”), sent letters to approximately 35 online short-term consumer loan companies (that did not include the Company as the Company does not offer consumer loans in New York) demanding that they cease and desist offering illegal payday loans to New York consumers and also sent letters to over 100 banks, as well as the National Automated Clearing House Association (“NACHA”) (which oversees the ACH network), requesting that they work with the NY DFS to cut off ACH system access to New York customer accounts for illegal payday lenders. NACHA, in turn, has requested that its participants review origination activity for these 35 online short-term consumer loan companies and to advise NACHA whether it has terminated these lenders’ access to the ACH system or, if not, the basis for not doing so. NACHA also requested that participants review ACH origination activities related to other online loan companies and to terminate any ACH system access that would violate NACHA rules, which would include, according to NACHA, any authorizations to use the ACH system to pay illegal loans that are unenforceable under state law. Maryland’s Division of Financial Regulation also has been reported to have taken steps to stop banks in Maryland from processing illegal payday loans in its state, and the California Department of Business Oversight similarly directed state-licensed banks and credit unions to monitor transactions with any unlicensed lenders.

In addition to the federal laws and frameworks already governing the financial industry, the DOJ’s “Operation Choke Point” is an ongoing initiative which is investigating banks in the United States and the business they do with payment processors, payday lenders, and other companies believed to be at higher risk for fraud and money laundering. Specifically, the DOJ and bank regulators are pressuring banks and other third-party payment processors to refuse banking services to companies and industries that are deemed to pose a “reputation risk” to the bank.

This heightened regulatory scrutiny by the Department of Justice, the FDIC and other state and federal regulators has the potential to cause banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether that lender is complying with applicable laws, simply to avoid the risk of heightened scrutiny or even unwarranted litigation. In addition, NACHA has certain operating rules that govern the use of the ACH system. In November 2013, NACHA proposed amendments to these rules that, if adopted, would be effective in March 2015 and would establish limitations on ACH return rates and impose fees on certain ACH returns. If these amendments are adopted in their current form, the Company’s access to the ACH system could be restricted, ACH costs could increase and the Company could be required to make changes to its business practices.

There can be no assurance the Company’s access to the ACH system will not be impaired as a result of this heightened scrutiny or the proposed NACHA rule amendments. If this access is impaired, the Company’s consumer loan business could be materially adversely affected and the Company may find it difficult or impossible to continue some or all of its consumer loan business, which could have a material adverse effect on the Company’s business, prospects and results of operations and financial condition.

Increased competition from banks, savings and loans, internet-based lenders, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations.

The Company’s principal competitors are other pawnshops, consumer loan companies, internet-based lenders, consumer finance companies, rent-to-own stores, retail finance programs, payroll lenders and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of consumer loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, online classified advertising sites and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company’s retail operations. In Mexico, the Company competes directly with certain pawn stores owned by government affiliated or sponsored non-profit foundations. The government could take actions that would harm the Company’s ability to compete in the Mexico market.

A sustained deterioration of economic conditions or an economic crisis could reduce demand or profitability for the Company’s products and services and increase credit losses which would result in reduced earnings.

The Company’s business and financial results may be adversely impacted by sustained unfavorable economic conditions or unfavorable economic conditions associated with a global or regional economic crisis which, in either case, include adverse changes in interest or tax rates, effects of government initiatives to manage economic conditions and increased volatility of commodity markets and foreign currency exchange rates. Specifically, a sustained or rapid deterioration in the economy could cause deterioration in the performance of the Company’s loan portfolios and in consumer or market demand for pre-owned merchandise or gold such as that sold in the Company’s pawnshops. A sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins. An economic slowdown also could result in a decrease in loan demand and an increase in loan defaults on consumer loan and credit services products. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce consumer loan balances and related revenue and credit services fees, and could face more difficulty in collecting defaulted consumer loans, which could lead to an increase in loan losses. As consumer loans and credit services customers generally have to be employed to qualify for a loan or extension of credit, an increase in the unemployment rate would reduce the number of potential customers.

A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such decreases could adversely affect the Company’s results of operations.

Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability and pricing of competing products, changes in customers’ financial conditions, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or regulatory access to, its products, the Company’s revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan products and services it offers due to regulatory developments. Demand may also fluctuate by geographic region. The current geographic concentration of the Company’s stores creates exposure to local economies and regional downturns. As of December 31, 2014, the Company had significant store concentration in Mexico, Texas, Colorado, South Carolina and Maryland. As a result, the business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and the Company is vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

Changes in the capital markets or the Company’s financial condition could reduce available capital.

The Company has, in the past, accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants. Inability to access the credit markets on acceptable terms, if at all, would have a material adverse effect on the Company’s financial condition.

The Company's existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.

As of December 31, 2014, after giving effect to the issuance of the Company's 6.75% senior notes issued in March 2014 (“Notes”) and the entry into the Company’s current credit facility ( the “2014 Credit Facility”), the Company had outstanding indebtedness of $222,400,000 and availability of $137,600,000 under the 2014 Credit Facility. The Company's level of indebtedness could:

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

The Company’s business depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating and securing its retail locations, internet support, call centers, and other administrative support functions. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s point-of-sale system. A shut-down of or inability to access the facilities in which the Company’s online operations, storefront point-of-sale and loan management system and other technology infrastructure are based, such as due to a power outage, a security breach, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collection activities, or perform other necessary business functions.

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage.

A security breach of the Company’s computer systems could interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that result in the unauthorized release of its users’ personal information or the unauthorized access of confidential Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in the Company’s security measures, which could harm its business. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks.

Most of the Company’s customers provide personal information, including bank account information, when applying for consumer loans. The Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised.

In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s customers and its business and could result in a loss of customers, suppliers, or revenue.

Judicial or administrative decisions, CFPB rule-making or amendments to the Federal Arbitration Act (the “FAA”) could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes dispute arbitration provisions in many of its customer loan agreements. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court. The Company’s arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of mitigating class and collective action liability. They do not have any impact on regulatory enforcement proceedings. The Company takes the position that the FAA requires the enforcement in accordance with their terms of arbitration agreements containing class and collective action waivers of the type the Company uses.
In the past, a number of courts, including the California and Nevada Supreme Courts, and the National Labor Relations Board concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. However, in April 2011, the U.S. Supreme Court ruled in a 5-4 decision in AT&T Mobility v. Concepcion that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers.
The Company’s arbitration agreements differ in some respects from the agreement at issue in Concepcion, and some courts have continued in the aftermath of Concepcion to find reasons to find arbitration agreements unenforceable. Thus, it is possible that one or more courts hostile to the Company’s kind of lending and/or to pre-dispute mandatory consumer arbitration agreements could use the differences between the Company’s arbitration agreements and the agreement at issue in Concepcion, or some other reason, as a basis for a refusal to enforce the Company’s arbitration agreements. Additionally, Congress has considered legislation that would generally limit or prohibit mandatory dispute arbitration in consumer contracts, and it has adopted such prohibitions with respect to certain mortgage loans and certain consumer loans to active-duty members of the military on active duty and their dependents. Also, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. The CFPB recently announced its proposal to conduct a nationwide telephone survey of credit card holders. Under the Dodd-Frank Act, any CFPB rule prohibiting or limiting arbitration of disputes would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).
Any judicial or administrative decisions, federal legislation or CFPB rule that would impair the Company’s ability to enter into and enforce dispute consumer arbitration agreements with class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff‑friendly jurisdictions. Such litigation could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is subject to goodwill impairment risk.

At December 31, 2014, the Company had $276,882,000 of net goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying values of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. Should a review indicate impairment, a write-down of the carrying value of goodwill would occur, resulting in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

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

The Company has historically grown, in part, through strategic acquisitions, including the acquisition of 72 stores during 2014. The Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third-parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment.

Current and future litigation or regulatory proceedings, both in the U.S. and Mexico, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company or its subsidiaries has been or may be involved in future lawsuits or other claims arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, employment, personal injury and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits related to employment, marketing and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws and other laws. The consequences of an adverse ruling in any current or future litigation could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate the Company’s operations in particular states. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

Adverse court interpretations of the various laws and regulations under which the Company operates could require the Company to alter the products that it offers or cease doing business in the jurisdiction where the court interpretation is applicable. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations. Besides regulation specific to consumer lending, which is discussed previously, the Company’s pawn, credit services and consumer loan businesses are subject to other federal, state and local regulations, tax laws and import/export laws, including but not limited to the Dodd-Frank Act, Federal Truth and Lending Act and Regulation Z adopted under that Act, Fair Debt Collections Practices Act, Bank Secrecy Act, Money Laundering Suppression Act of 1994, USA Patriot Act, Gramm-Leach-Bliley Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Fair and Accurate Credit Transactions Act, Foreign Corrupt Practices Act and Brady Handgun Violence Prevention Act. In addition, the Company’s marketing efforts and the representations the Company makes about its products and services are subject to federal and state unfair and deceptive practice statutes, including the Federal Trade Commission Act and analogous state statutes under which the Federal Trade Commission, state attorneys general or private plaintiffs may bring legal actions. If the Company is found to have engaged in an unfair and deceptive practice, it could have a material adverse effect on its business, prospects, results of operations and financial condition.
The Company sells products manufactured by third parties, some of which may be defective. Many such products are manufactured overseas in countries which may utilize quality control standards that vary from those legally allowed or commonly accepted in the U.S., which may increase the Company’s risk that such products may be defective. If any products that the Company sells were to cause physical injury or injury to property, the injured party or parties could bring claims against the Company as the retailer of the products based upon strict product liability. In addition, the Company’s products are subject to the federal Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission to protect consumers from hazardous products. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the U.S. If the Company fails to comply with government and industry safety standards, the Company may be subject to claims, lawsuits, product recalls, fines and negative publicity that could have a material adverse effect on its business, prospects, results of operations and financial condition.

Some of the Company’s U.S. stores sell firearms, ammunition and certain related accessories, which may be associated with an increased risk of injury and related lawsuits. The Company may incur losses due to lawsuits relating to its performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by the Company, including lawsuits by individuals, municipalities or other organizations attempting to recover damages or costs from firearms retailers relating to the misuse of firearms. Commencement of such lawsuits against the Company could have a material adverse effect on its business, prospects, results of operations and financial condition.

The Company is also subject to similar applicable laws and regulations in Mexico, in addition to PROFECO. For example, effective in November 2013, the federal government of Mexico enacted new anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources, which requires reporting of certain transactions (or series of transactions) which exceed certain monetary limits, stricter maintenance of customer identification records and controls, and reporting of all foreign (non-Mexican) customer transactions.  In January 2012, new and stricter terms of the Federal Personal Information Protection Act (“Privacy Law”) went into effect, which require companies to protect their customers’ personal information.

Certain state and local governmental entities in Mexico also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. State and local agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory, licensing and permitting issues.

Compliance with applicable laws and regulations is costly and can affect operating results and may result in operational restrictions. The Company’s failure to comply with applicable laws and regulations could subject it to regulatory enforcement actions, result in the assessment against the Company of civil, monetary, criminal or other penalties, require the Company to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses, or cause damage to its reputation, brands and customer relationships, any of which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The sale of firearms, ammunition and certain related accessories is subject to strict regulation, which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

Because the Company sells firearms, ammunition and certain related accessories, the Company is required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require the Company, among other things, to ensure that all purchasers of firearms are subjected to a pre-sale background check, to record the details of each firearm sale on appropriate government-issued forms, to record each receipt or transfer of a firearm and to maintain these records for a specified period of time. The Company is also required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearms, ammunition and certain related accessories has been the subject of increased federal, state and local regulation. These regulatory efforts are likely to continue in the Company’s current markets and other markets into which the Company may expand. If enacted, new laws and regulations could limit the types of firearms, ammunition and certain related accessories that the Company is permitted to purchase and sell and could impose new restrictions and requirements on the manner in which the Company purchases and sells these products. If the Company fails to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearms, ammunition and certain related accessories, its licenses to sell or maintain inventory of firearms at its stores may be suspended or revoked, which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. Furthermore, complying with increased regulation relating to the sale of firearms, ammunition and certain related accessories could be costly.

The Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws, and the Company’s failure to comply with these anti-corruption laws could result in penalties that could have a material adverse effect on its business, results of operations and financial condition.

The Company is subject to the FCPA, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although the Company has policies and procedures designed to ensure that it, its employees, agents, and intermediaries comply with the FCPA and other anti-corruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect the Company against liability for actions taken by its employees, agents, and intermediaries with respect to its business or any businesses that it may acquire. In the event that the Company believes, or has reason to believe, that its employees, agents, or intermediaries have or may have violated applicable anti-corruption laws, including the FCPA, the Company may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. The Company’s continued operation and expansion outside the United States, especially in Mexico, could increase the risk, perceived or otherwise, of such violations in the future. If the Company violates the FCPA or other laws governing the conduct of business with government entities (including local laws), the Company may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on its business, results of operations, and financial condition. Investigation of any potential or perceived violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could harm the Company’s reputation and could have a material adverse effect on its business, results of operations and financial condition.

Failure to maintain certain criteria required by state and local regulatory bodies could result in fines or the loss of the Company’s licenses to conduct business.

Most states and many local jurisdictions both in the United States and in Mexico in which the Company operates, as well as the federal government in Mexico, require registration and licenses to conduct the Company’s business. These states or their respective regulatory bodies have established criteria that the Company must meet in order to obtain, maintain, and renew those licenses. For example, many of the states in which the Company operates require it to meet or exceed certain operational, advertising, disclosure, collection, and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, the Company is subject to audits in these states to ensure it is meeting the applicable requirements to maintain these licenses. Failure to meet these requirements could result in various fines and penalties, which could include the revocation of existing licenses or the denial of new and renewal licensing requests. The Company cannot guarantee that future license applications or renewals will be granted. If the Company were to lose any of its licenses to conduct its business, it could result in the temporary or permanent closure of stores and online activities, which could adversely affect the Company’s results of operations, cash flows.

The complexity of the regulatory environment in which the Company operates and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, the Company’s ongoing expansion into new markets and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to the Company’s reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in the Company being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on its business, results of operations and financial condition.

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

The Company’s lending business is somewhat seasonal, which causes the Company’s revenues and operating cash flows to fluctuate and may adversely affect the Company’s ability to service its debt obligations.

The Company’s U.S. lending business typically experiences reduced demand in the first and second quarters as a result of its customers’ receipt of federal tax refund checks typically in February of each year. Demand for the Company’s U.S. lending services is generally greatest during the third and fourth quarters. Also, retail sales are seasonally higher in the fourth quarter associated with holiday shopping. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans in Mexico associated with statutory bonuses received by customers in the fourth quarter. This seasonality requires the Company to manage its cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition during these periods. If the Company’s revenues were to fall substantially below what it would normally expect during certain periods, the Company’s annual financial results and its ability to service its debt obligations could be adversely affected.

Inclement weather or natural disasters can adversely impact the Company’s operating results.

The occurrence of weather events such as rain, cold weather, snow, wind, storms, hurricanes, or other natural disasters adversely affecting consumer traffic and loan origination or collection activities at the Company’s stores could have an adverse effect on the Company’s results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. The Company maintains a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that the Company obtains vary from time to time, depending on availability, cost and management’s decisions with respect to risk retention. The Company’s insurance policies are subject to deductibles and exclusions that result in the Company’s retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

The Company’s growth is subject to external factors and other circumstances over which it has limited control or that are beyond its control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening of new store locations.

The success of the Company’s expansion strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions and suitable lease terms, its ability to attract, train and retain qualified associates and management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

The Company’s reported results require the judgment of management, and the Company could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, the Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”), and GAAP and its interpretations are subject to change over time. If new rules or interpretations of existing rules require the Company to change its financial reporting, the Company’s results of operations and financial condition could be materially adversely affected, and the Company could be required to restate historical financial reporting.

Unexpected changes in foreign tax rates could negatively impact the Company’s operating results.

The Company currently derives a significant amount of its revenue from operations in Mexico. The Company’s foreign subsidiaries accounted for approximately 54% of the Company’s total revenues in 2014, and approximately 55% of the Company’s total revenues in 2013. The Company’s financial results may be negatively impacted should tax rates in Mexico increase and/or exceed those in the United States, or as a result of the imposition of new withholding requirements on repatriation of foreign earnings.
Certain tax positions taken by the Company require the judgment of management and could be challenged by federal taxing authorities in the United States and Mexico.
Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740-10-25, Income Taxes.

The international scope of the Company’s operations may contribute to increased costs and negatively impact its operations.

Because international operations increase the complexity of an organization, the Company may face additional administrative costs in managing its business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. Unexpected changes, arbitrary or adverse court or administrative interpretations of the foregoing could negatively impact the Company’s operations.

The impairment of other financial institutions could adversely affect the Company.

The Company has exposure to financial institutions used as depositories of its corporate cash balances. If the Company’s counterparties and financial institutions become impaired or insolvent, this could have serious consequences to the Company’s financial condition and results of operations.

The Company’s business may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases.

In the event of an outbreak of epidemics, pandemics or other contagious diseases, regulatory and/or public health officials could restrict store operating hours, product offerings and/or the number of customers allowed in a store at one time, which could adversely affect the Company’s financial results. In addition, to the extent that the Company’s customers become infected by such diseases, or feel uncomfortable visiting public locations due to a perceived risk of exposure to contagious diseases, the Company could experience a reduction in customer traffic, which could have an adverse effect on the Company’s results of operations.

If the Company is unable to protect its intellectual property rights, its ability to compete could be negatively impacted.

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights. The Company owns the trademark “First Cash Financial Services,” which is registered in the United States and utilizes a similar trademark in Mexico. The Company has also developed a proprietary point of sale system for use in its stores. The Company relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

Because the Company maintains a significant supply of cash, loan collateral and inventories in its stores, the Company may be subject to employee and third-party robberies, theft and errors. The Company also may be subject to liability as a result of crimes at its stores.

The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories in most of its stores. As a result, the Company is subject to the risk of robberies, theft and errors. Although the Company has implemented various programs in an effort to reduce these risks, maintain insurance coverage for robberies, theft and errors, and utilize various security measures at its facilities, there can be no assurance that robberies, theft and errors will not occur. The extent of the Company’s cash, loan collateral and inventory losses or shortages could increase as it expands the nature and scope of its products and services. Robberies, theft and errors could lead to losses and shortages and could adversely affect the Company’s business, prospects, results of operations and financial condition. It is also possible that violent crimes such as armed robberies may be committed at the Company’s stores. The Company could experience liability or adverse publicity arising from such crimes. For example, the Company may be liable if an employee, customer, guard or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

A discussion of certain market risks is covered in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, the Company owned the real estate and buildings for 30 of its pawn stores and owned four other parcels of real estate. The Company’s strategy is generally to lease, rather than purchase, space for its pawnshop and consumer loan locations, unless the Company finds what it believes is a superior location at an attractive price. As of December 31, 2014, the Company leased 1,031 store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging between 2015 and 2047. All store leases provide for specified periodic rental payments ranging from approximately $900 to $25,000 per month as of December 31, 2014. For more information about the Company’s pawn store locations, see “—Item 1. Business-Locations and Operations.”

The Company leases approximately 18,000 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires on May 31, 2020, provides for monthly rental payments of approximately $25,000. The Company leases approximately 15,000 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires on December 31, 2019, provides for monthly rental payments of approximately $16,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for administrative operations. The lease, which expires on February 28, 2018, provides for monthly rental payments of approximately $6,500.

Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes termination of any particular lease would not have a material adverse effect on the Company’s operations. The Company believes the facilities currently owned and leased by it as pawn stores and consumer loan stores are suitable for such purposes. The Company considers its equipment, furniture and fixtures to be in good condition.

Item 3. Legal Proceedings

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol “FCFS.” The following table sets forth the quarterly high and low sales prices per share for the common stock during fiscal 2013 and 2014, as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$63.93	$57.91	$59.15	$59.90
Low	46.77	46.01	54.44	52.76

2013
High	$58.76	$58.40	$60.91	$64.06
Low	48.28	47.56	48.52	55.82

On February 10, 2015, there were approximately 43 stockholders of record of the Company’s common stock.

No cash dividends have been paid by the Company on its common stock during fiscal 2013 and 2014. The dividend and earnings retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company’s earnings, cash flows, and financial position. The Company’s revolving credit facility contains provisions that allow the Company to pay cash dividends within certain parameters.

Recent Issuances of Common Stock

During the period from January 1, 2014 through December 31, 2014, the Company issued 294,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $9,411,000 (including income tax benefit). During fiscal 2014, the Company granted a total of 47,000 nonvested shares of restricted common stock to certain executives of the Company. A total of 37,000 previously granted restricted shares vested and were issued during fiscal 2014.

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

Issuer Purchases of Equity Securities

In January 2013, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock. The Company completed the 1,500,000 share buyback authorization on August 21, 2014, with a total of 235,000 shares of its common stock repurchased during the second quarter of 2014 and 536,000 shares repurchased during the third quarter of 2014. The total shares repurchased were at an average price of $55.09 per share. Under its share repurchase program, the Company could purchase common stock in open market transactions, block purchases or privately negotiated transactions, and could from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases was based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. The following table provides information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during fiscal 2014:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2014	—	$—	—	770,867
February 1 through February 28, 2014	—	—	—	770,867
March 1 through March 31, 2014	—	—	—	770,867
April 1 through April 30, 2014	—	—	—	770,867
May 1 through May 31, 2014	—	—	—	770,867
June 1 through June 30, 2014	235,398	56.56	235,398	535,469
July 1 through July 31, 2014	382,963	56.94	382,963	152,506
August 1 through August 31, 2014	152,506	57.88	152,506	—
September 1 through September 30, 2014	—	—	—	—
October 1 through October 31, 2014	—	—	—	—
November 1 through November 30, 2014	—	—	—	—
December 1 through December 31, 2014	—	—	—	—
Total	770,867	$57.01	770,867

In January 2015, the Company’s Board of Directors authorized a new repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Board of Directors made this determination after considering the Company's liquidity needs and capital resources as well as the estimated current value of the Company's assets. Under its new share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2009 through December 31, 2014, with the cumulative total return on the NASDAQ Composite Index and a peer group index (whose returns are weighted according to their respective market capitalizations) over the same period (assuming the investment of $100 in the Company’s common stock, the NASDAQ Composite Index, and the peer group on December 31, 2009 and assuming the reinvestment of all dividends on the date paid). The 2014 peer group selected by the Company includes Cash America International, Inc., EZCORP, Inc., World Acceptance Corporation, Rent-A-Center, Inc., and Aaron Rents, Inc. The Company excluded DFC Global Corp. from its 2014 peer group as they were no longer a publicly traded company as of December 31, 2014.

$300
$250
$200
$150
$100
$50
$0
FCFS
2014 Peer Group
Nasdaq Composite (NQUSBT)
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014

Item 6. Selected Financial Data

The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The information below is derived from and qualified by reference to the Company’s audited financial statements for each of the five years ended December 31, 2014.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts and certain operating data)
Income Statement Data:
Revenue:
Retail merchandise sales	$428,182	$367,187	$287,456	$236,797	$188,536
Pawn loan fees	199,357	181,555	152,237	122,320	102,145
Consumer loan and credit services fees	36,749	43,781	48,692	46,876	44,919
Wholesale scrap jewelry revenue	48,589	68,325	103,706	108,004	81,357
Total revenue	712,877	660,848	592,091	513,997	416,957

Cost of revenue:
Cost of retail merchandise sold	261,673	221,361	167,144	142,106	109,149
Consumer loan and credit services loss provision	9,287	11,368	12,556	11,331	12,523
Cost of wholesale scrap jewelry sold	41,044	58,545	76,853	71,305	52,886
Total cost of revenue	312,004	291,274	256,553	224,742	174,558
Net revenue	400,873	369,574	335,538	289,255	242,399

Expenses and other income:
Store operating expenses	198,986	181,321	148,879	126,107	112,398
Administrative expenses	54,586	49,530	50,211	45,259	40,195
Depreciation and amortization	17,476	15,361	12,939	10,944	10,341
Interest expense, net	12,845	3,170	1,272	(142)	294
Total expenses and other income	283,893	249,382	213,301	182,168	163,228

Income from continuing operations before income taxes	116,980	120,192	122,237	107,087	79,171

Provision for income taxes	31,542	35,713	41,375	36,950	28,364

Income from continuing operations	85,438	84,479	80,862	70,137	50,807

Income (loss) from discontinued operations, net of tax	(272)	(633)	(503)	7,645	6,851
Net income	$85,166	$83,846	$80,359	$77,782	$57,658

	Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data (Continued):
Net income per share:
Basic:
Income from continuing operations	$2.98	$2.91	$2.80	$2.29	$1.68
Net income	2.97	2.89	2.78	2.53	1.90
Diluted:
Income from continuing operations	2.94	2.86	2.72	2.23	1.64
Net income	2.93	2.84	2.70	2.47	1.86

Balance Sheet Data:
Inventories	$91,088	$77,793	$65,345	$44,412	$47,406
Pawn loans	118,536	115,234	103,181	73,287	70,488
CSO credit extensions held by independent third-party (1)	10,421	12,240	14,134	13,037	12,534
Consumer loans, net	1,241	1,450	1,879	858	995
Net working capital	265,316	241,461	210,280	175,073	170,376
Total assets	714,675	658,973	507,692	357,096	342,446
Long-term liabilities	223,565	195,853	124,126	6,319	9,820
Total liabilities	266,124	244,614	155,276	41,724	44,442
Stockholders’ equity	448,551	414,359	352,416	315,372	298,004

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$97,679	$106,718	$88,792	$80,375	$73,645
Investing activities	(85,366)	(140,726)	(159,904)	(22,104)	(47,696)
Financing activities	(9,098)	54,644	49,525	(52,593)	13,649

Other Financial Data (2):
EBITDA from continuing operations	$147,301	$138,723	$136,448	$117,889	$89,806
Free cash flow	$71,255	$79,635	$49,626	$46,193	$31,612
Pawn store annualized inventory turnover	3.6x	3.6x	4.2x	4.2x	4.1x

Location Counts (3):
Pawn stores	912	821	715	570	488
Credit services/consumer loan stores	93	85	99	101	107
	1,005	906	814	671	595

(1)
CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by the Independent Lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

(2)
The Company uses certain financial calculations such as EBITDA from continuing operations and free cash flow as factors in the measurement and evaluation of its operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items it does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in SEC rules. The Company uses these financial calculations in operating its business because the Company believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company presents these financial measures to investors because it believes they are useful to investors in evaluating the primary factors that drive its operating performance and because the Company believes they provide greater transparency into its results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating EBITDA from continuing operations and free cash flow are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA from continuing operations and free cash flow as presented may not be comparable to other similarly titled measures of other companies. See “—Non-GAAP Financial Information” for additional information about EBITDA from continuing operations and free cash flow and a reconciliation of EBITDA from continuing operations and free cash flow to the most comparable GAAP measures.

(3)	Includes locations where consumer loans are provided through the CSO Program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading operator of retail-based pawn stores in the United States and Mexico. The Company’s pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and acquisition opportunities as they arise.

Pawn operations accounted for approximately 95% of the Company’s consolidated revenue from continuing operations during fiscal 2014 compared to 93% during fiscal 2013. The Company’s pawn revenue is derived primarily from merchandise sales of forfeited pawn collateral and used goods purchased directly from the general public and from pawn loan fees. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns that the Company deems collection to be probable based on historical pawn redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest.

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 5% of consolidated revenue from continuing operations for fiscal 2014 compared to 7% during fiscal 2013, and was derived primarily from credit services fees. The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the Company’s CSO Program and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. For an additional discussion of the credit loss provision and related allowances and accruals, see “—Results of Continuing Operations.”

Stores included in the same-store revenue calculations presented in this annual report are those stores that were opened prior to the beginning of the prior-year comparative fiscal period and remained open through the end of the measurement period. Also included are stores that were relocated during the year within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise stated, non-retail sales of scrap jewelry are included in same-store revenue calculations.

Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, facilities maintenance, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collection operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses.

The following table details selected operating metrics regarding the Company’s loan products, inventories and store locations (1):

	Year Ended December 31,
	2014	2013	2012
Pawn loans at end of period, in thousands:
Large format pawn stores - U.S.	$67,822	$65,471	$54,765
Large format pawn stores - Mexico	49,925	48,963	47,512
Small format pawn stores - Mexico	511	555	629
Small format pawn stores - U.S.	278	245	275

Average pawn loans per location at end of period, in thousands:
Large format pawn stores - U.S.	$266	$288	$298
Large format pawn stores - Mexico	79	89	98

Pawn store inventories at end of period, in thousands:
U.S. stores	$49,969	$40,910	$32,664
Mexico stores	41,119	36,883	32,681

Average inventories per location at end of period, in thousands:
Large format pawn stores - U.S.	$196	$178	$176
Large format pawn stores - Mexico	65	66	66

Pawn store annualized inventory turnover	3.6x	3.6x	4.2x

Consumer loan balances and CSO extensions of credit at end of period, in thousands (2):
Consumer loan stores - U.S.	$5,051	$5,472	$7,170
Pawn stores - U.S.	6,088	7,666	8,378
Internet operations - U.S.	565	566	477
Consumer loan stores - Mexico	429	572	654

Average outstanding customer loan amount at end of period:
Pawn loan receivables - U.S.	$171	$171	$185
Pawn loan receivables - Mexico	67	71	75
Pawn loan receivables - Total	103	107	110
CSO extensions of credit held by independent third-party lender - U.S. (3)	499	507	523

(1)
Inventory and loan amounts for stores in Mexico are based on translating the Mexican peso to the U.S. dollar at the exchange rate as of each year end. The exchange rates used for December 31, 2014, 2013, and 2012 were 14.7 to 1, 13.1 to 1, and 13.0 to 1, respectively. See “—Non-GAAP Financial Information—Constant Currency Results” below.

(2)
Amounts shown represent the gross amount owed by customers before allowances. Active CSO Program extensions of credit outstanding from the independent third-party lender are not included on the Company’s balance sheet.

(3)	Amounts shown represent the gross amount owed by customers before allowances. Excludes title loan amounts.

	Year Ended December 31,
	2014	2013	2012
Income statement items as a percent of total revenue:
Revenue:
Retail merchandise sales	60.0%	55.6%	48.6%
Pawn loan fees	28.0	27.4	25.7
Consumer loan and credit services fees	5.2	6.7	8.2
Wholesale scrap jewelry revenue	6.8	10.3	17.5

Cost of revenue:
Cost of retail merchandise sold	36.7	33.5	28.2
Consumer loan and credit services loss provision	1.3	1.7	2.1
Cost of wholesale scrap jewelry sold	5.8	8.9	13.0

Net revenues	56.2	55.9	56.7

Expenses and other income:
Store operating expenses	27.9	27.4	25.1
Administrative expenses	7.7	7.5	8.5
Depreciation and amortization	2.4	2.3	2.2
Interest expense, net	1.8	0.5	0.2

Income from continuing operations before income taxes	16.4	18.2	20.7
Provision for income taxes	4.4	5.4	7.0
Income from continuing operations	12.0	12.8	13.7

Retail merchandise sales gross profit margin	38.9%	39.7%	41.9%
Store operating profit margin (1)	26.3	26.6	29.7

(1)   Store operating profit is calculated as follows: Net revenues less store operating expenses less depreciation expense.

Discontinued Operations

During fiscal 2014, the Company discontinued the Cash & Go, Ltd. joint venture operation, which owned and operated 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. Cash & Go, Ltd. was a joint venture in which the Company owned a 50% interest through its direct 49.5% ownership interest and its 50% ownership of Cash & Go Management, LLC, which in turn owned a 1% interest in the joint venture. The Company recorded an after-tax loss for Cash & Go, Ltd. of $272,000, or $0.01 per share, in fiscal 2014, which was reported as a loss from discontinued operations. In fiscal 2013, the Company recorded a charge of $844,000, net of tax, or $0.03 per share, and the after-tax earnings from operations for Cash & Go, Ltd. were $211,000, or $0.01 per share. Comparable after-tax earnings were $243,000, or $0.01 per share, in fiscal 2012.

In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to city ordinances enacted during 2012, which significantly restricted the Company’s ability to provide credit services products. The Company recorded a loss on disposal of $628,000, net of tax, or $0.03 per share, from these stores in fiscal 2012. The after-tax operating results from operations for these Texas stores were immaterial in fiscal 2012.

All revenue, expenses and income reported in these consolidated financial statements have been adjusted to reflect reclassification of these discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations as of December 31, 2013 were immaterial.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

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

Credit loss provisions - The Company has determined that no allowance related to credit losses on pawn loans is required, as the fair value of the collateral is significantly in excess of the pawn loan amount. Under the CSO Program, letters of credit issued by the Company to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2014 was $11,907,000. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records in the consumer loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

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

Inventories - Inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the general public. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market value; accordingly, inventory valuation allowances are established, if necessary, when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. Pawn Operations, U.S. Consumer Loan Operations and Mexico Operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology.

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

The Company’s management reviews and analyzes certain operating results, in Mexico, on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Results of Continuing Operations

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013.

The following table details the components of the Company’s revenue for the fiscal year ended December 31, 2014 as compared to the fiscal year ended December 31, 2013 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 4%, from 12.8 to 1 during fiscal 2013 to 13.3 to 1 during fiscal 2014. The end-of-period value of the Mexican peso to the U.S. dollar decreased 12%, from 13.1 to 1 at December 31, 2013, to 14.7 to 1 at December 31, 2014. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior year, and net assets of Mexican operations as of year end translated into fewer U.S. dollars relative to the prior year end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information—Constant Currency Results” below.

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$172,354	$139,469	$32,885	24%	24%
Pawn loan fees	89,952	79,398	10,554	13%	13%
Consumer loan and credit services fees	34,051	40,378	(6,327)	(16)%	(16)%
Wholesale scrap jewelry revenue	28,243	38,617	(10,374)	(27)%	(27)%
	324,600	297,862	26,738	9%	9%
International revenue:
Retail merchandise sales	255,828	227,718	28,110	12%	17%
Pawn loan fees	109,405	102,157	7,248	7%	12%
Consumer loan and credit services fees	2,698	3,403	(705)	(21)%	(17)%
Wholesale scrap jewelry revenue	20,346	29,708	(9,362)	(32)%	(32)%
	388,277	362,986	25,291	7%	11%
Total revenue:
Retail merchandise sales	428,182	367,187	60,995	17%	20%
Pawn loan fees	199,357	181,555	17,802	10%	12%
Consumer loan and credit services fees	36,749	43,781	(7,032)	(16)%	(16)%
Wholesale scrap jewelry revenue	48,589	68,325	(19,736)	(29)%	(29)%
	$712,877	$660,848	$52,029	8%	10%

Domestic revenue accounted for approximately 46% of the total revenue for fiscal 2014, while international revenue (from Mexico) accounted for 54% of total revenue for the same period.

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from the Independent Lender as of December 31, 2014 as compared to December 31, 2013 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at December 31,				Constant Currency
	2014	2013	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$68,100	$65,716	$2,384	4%	4%
CSO credit extensions held by independent third-party (1)	10,421	12,240	(1,819)	(15)%	(15)%
Other consumer loans	790	832	(42)	(5)%	(5)%
	79,311	78,788	523	1%	1%
International:
Pawn loans	50,436	49,518	918	2%	15%
Other consumer loans	451	618	(167)	(27)%	(18)%
	50,887	50,136	751	1%	14%
Total:
Pawn loans	118,536	115,234	3,302	3%	8%
CSO credit extensions held by independent third-party (1)	10,421	12,240	(1,819)	(15)%	(15)%
Other consumer loans	1,241	1,450	(209)	(14)%	(10)%
	$130,198	$128,924	$1,274	1%	6%
Pawn inventories:
Domestic pawn inventories	$49,969	$40,910	$9,059	22%	22%
International pawn inventories	41,119	36,883	4,236	11%	26%
	$91,088	$77,793	$13,295	17%	24%
(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by the Independent Lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

The following table details the composition of pawn collateral and the average outstanding pawn loan receivable as of December 31, 2014 as compared to December 31, 2013.

	Balance at December 31,
	2014	2013
Composition of pawn collateral:
Domestic pawn loans:
General merchandise	44%	40%
Jewelry	56%	60%
	100%	100%
International pawn loans:
General merchandise	88%	87%
Jewelry	12%	13%
	100%	100%
Total pawn loans:
General merchandise	62%	61%
Jewelry	38%	39%
	100%	100%

Average outstanding pawn loan amount:
Domestic pawn loans	$171	$171
International pawn loans (1)	67	71
Total pawn loans (1)	103	107

(1)   Decline in average outstanding pawn loan is primarily due to the decline in the Mexican peso in 2014.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 17% (20% on a constant currency basis) to $428,182,000 during fiscal 2014 compared to $367,187,000 for fiscal 2013. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools) offset by a decrease in scrap jewelry inventories. During fiscal 2014, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 39% compared to a margin of 40% on retail merchandise sales during fiscal 2013.

Pawn inventories increased from $77,793,000 at December 31, 2013 to $91,088,000 at December 31, 2014, largely as a result of the 10% increase in the weighted-average store count in fiscal 2014, which included certain stores acquired that carried significant levels of inventory, the growth in retail inventories generated from pawn loans collateralized with general merchandise and the maturation of existing stores. At December 31, 2014, the Company’s pawn inventories, at cost, were composed of 30% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools and 19% other. At December 31, 2013, the Company’s pawn inventories, at cost, were composed of 34% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools and 15% other. At December 31, 2014, 95% of total inventories, at cost, had been held for one year or less, while 5% had been held for more than one year. At December 31, 2013, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year. The increase in aged inventory (inventory held for more than one year) is primarily a result of recent acquisition activity.

Pawn Lending Operations

Pawn loan fees increased 10% (12% on a constant currency basis) to $199,357,000 during fiscal 2014 compared to $181,555,000 for fiscal 2013. The increase in pawn loan fees was consistent with the increase in total outstanding pawn receivables and an increase in the effective yield on pawn loans. Consolidated pawn receivables as of December 31, 2014 increased 3% (8% on a constant currency basis) compared to December 31, 2013, primarily from store additions, maturation of existing stores and a 3%
increase in the average loan amount outstanding (constant currency basis). Consolidated same-store pawn receivables (on a constant currency basis) declined 1% in total, resulting from a 5% decline in the U.S. and a 4% increase in Mexico from December 31, 2013 to December 31, 2014. The consolidated annualized yield on pawn loans was 164% in fiscal 2014 compared to 163% in the prior year.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 16% (on both a reported and a constant currency basis) to $36,749,000 during fiscal 2014 compared to $43,781,000 for fiscal 2013. The Company attributes the decrease in part to increased competition and regulatory restrictions in certain Texas markets coupled with the closing of certain consumer loan locations in Texas. Consumer/payday loan-related products comprised 5% of total revenue during fiscal 2014 compared to 7% for fiscal 2013.

The Company’s consumer loan and credit services loss provision of $9,287,000 was 25% of consumer loan and credit services fee revenue during fiscal 2014 compared to $11,368,000, or 26%, during fiscal 2013. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $493,000, or 4.5% of the gross loan balance, at December 31, 2014 compared to $580,000, or 4.5% of the gross loan balance, at December 31, 2013, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $81,000, or 6.1% of the gross loan balance, at December 31, 2014 compared to $84,000, or 5.5% of the gross loan balance, at December 31, 2013.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 29% to $48,589,000 during fiscal 2014 compared to $68,325,000 during fiscal 2013. Wholesale scrap jewelry revenue during fiscal 2014 consisted primarily of gold sales, of which approximately 33,100 ounces were sold at an average selling price of $1,268 per ounce compared to approximately 42,300 ounces of gold sold at an average selling price of $1,423 per ounce in the prior year. The volume of liquidated scrap jewelry during fiscal 2014 decreased 22% compared to fiscal 2013, reflecting the continued decline in customers selling gold to the Company. Gross profit from wholesale scrap jewelry operations decreased 23% (30% on a constant currency basis) to $7,545,000 during fiscal 2014 compared to $9,780,000 during fiscal 2013. The scrap gross profit margin was 16% compared to the prior-year margin of 14%. Scrap jewelry profits accounted for 2% of net revenue (gross profit) for fiscal 2014 compared to 3% in fiscal 2013. The average market price of gold during fiscal 2014 decreased 10% compared to fiscal 2013, while the ending price at December 31, 2014 was flat compared to December 31, 2013.

Combined Revenue Results

The increase in year-over-year revenue of 8% (10% on a constant currency basis) reflected a 14% increase (17% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired since January 1, 2013, increased by $36,071,000 in Mexico and $53,307,000 in the United States in fiscal 2014 compared to fiscal 2013.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company’s same-store core revenue from retail sales and pawn fees increased 2% on a consolidated, constant currency basis from fiscal 2013 to fiscal 2014. Same-store core sales in Mexico increased 4% (on a constant currency basis), offset by a decrease in same-store core sales of 3% in the U.S. as compared to the prior year. Same-store wholesale scrap jewelry revenue decreased 37% in total, reflecting lower gold prices and reduced volumes from customers selling gold to the Company. The Company believes it will continue to experience overall growth in pawn revenue in fiscal 2015 from acquisitions, the opening of new stores and maturation of existing stores.

Store Operating Expenses

Store operating expenses increased by 10% to $198,986,000 during fiscal 2014 compared to $181,321,000 during fiscal 2013, primarily as a result of the 10% increase in the weighted-average store count, which included a number of large, mature stores added through acquisitions, partially offset by a decline in same-store operating expenses, which decreased 5% on a constant currency basis compared to the prior-year period and a 4% decline in the average value of the Mexican peso.

The net store profit contribution from continuing operations for fiscal 2014 was $187,311,000, which equates to a store-level operating margin of 26% compared to $175,573,000 and 27% in the prior year, respectively. The decline in the store-level operating margin related primarily to a 23% decrease (30% on a constant currency basis) in net revenue from wholesale scrap jewelry.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 10% to $54,586,000 during fiscal 2014 compared to $49,530,000 during fiscal 2013, primarily as a result of increased incentive compensation expense in fiscal 2014 as compared to fiscal 2013 and a 10% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. This increase was offset by a 4% decline in the average value of the Mexican peso. As a percentage of revenue, administrative expenses increased from 7% during fiscal 2013 to 8% during fiscal 2014.

Interest expense increased to $13,527,000 during fiscal 2014 compared to $3,492,000 for fiscal 2013, reflecting an increase in the amount of outstanding debt and the higher interest rate of the Company's 6.75% senior notes issued in March 2014 as compared to the revolving line of credit. See “—Liquidity and Capital Resources.”

For fiscal 2014 and 2013, the Company’s effective federal income tax rates were 27.0% and 29.7%, respectively. In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return (the “Tax Restructuring”) and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. As a result of the Tax Restructuring, the Company recognized an estimated non-recurring net income tax benefit of approximately $3,979,000 during fiscal 2013 consisting of a $3,436,000 income tax benefit from the elimination of certain U.S. deferred tax liabilities associated with foreign operations and an estimated $5,398,000 income tax benefit arising from the recognition of certain foreign deferred tax assets, partially offset by an estimated $4,855,000 in additional U.S. income tax expense. In 2014, the Company prepared and filed federal income tax returns in both the U.S. and Mexico for the fiscal 2013 tax year which reflected the effects of the Tax Restructuring, including changes in certain previously estimated current and deferred tax amounts. As a result, the Company recorded fiscal 2014 non-recurring income tax benefits of $3,742,000 from the change in estimated U.S. income tax liabilities related to the Tax Restructuring and $2,099,000 from the recognition of additional estimated foreign deferred tax assets as a result of the Tax Restructuring. Excluding the non-recurring net benefits, the consolidated tax rate was 32.0% and 33.0% for fiscal 2014 and 2013, respectively. The Company expects the effective tax rate going forward to be approximately 31% to 32%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Income from continuing operations increased 1% to $85,438,000 during fiscal 2014 compared to $84,479,000 during fiscal 2013, primarily as a result of increased income from operations and a lower effective tax rate which was largely offset by increased interest expense associated with the $200,000,000 offering of 6.75% senior notes in March 2014. Net income was $85,166,000 during fiscal 2014 compared to $83,846,000 during fiscal 2013, which included the results of discontinued operations. Comprehensive income decreased 20% to $66,749,000 during fiscal 2014 compared to $83,035,000 during fiscal 2013, primarily as a result of the December 31, 2014 foreign currency translation adjustment.

Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012.

The following table details the components of the Company's revenue for the fiscal year ended December 31, 2013 as compared to the fiscal year ended December 31, 2012 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar increased 3%, from 13.2 to 1 during fiscal 2012 to 12.8 to 1 during fiscal 2013. The end-of-period value of the Mexican peso to the U.S. dollar decreased 1%, from 13.0 to 1 at December 31, 2012, to 13.1 to 1 at December 31, 2013. As a result of these currency exchange movements, revenue from Mexican operations translated into more U.S. dollars relative to the prior year, while net assets of Mexican operations as of year end translated into fewer U.S. dollars relative to the prior year end. While the strengthening of the Mexican peso increased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses increased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information—Constant Currency Results” below.

					Increase/(Decrease)
	Year Ended December 31,				Constant Currency
	2013	2012	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$139,469	$104,289	$35,180	34%	34%
Pawn loan fees	79,398	63,640	15,758	25%	25%
Consumer loan and credit services fees	40,378	44,862	(4,484)	(10)%	(10)%
Wholesale scrap jewelry sales	38,617	57,551	(18,934)	(33)%	(33)%
	297,862	270,342	27,520	10%	10%
International revenue:
Retail merchandise sales	227,718	183,167	44,551	24%	21%
Pawn loan fees	102,157	88,597	13,560	15%	12%
Consumer loan and credit services fees	3,403	3,830	(427)	(11)%	(14)%
Wholesale scrap jewelry sales	29,708	46,155	(16,447)	(36)%	(36)%
	362,986	321,749	41,237	13%	10%
Total revenue:
Retail merchandise sales	367,187	287,456	79,731	28%	25%
Pawn loan fees	181,555	152,237	29,318	19%	17%
Consumer loan and credit services fees	43,781	48,692	(4,911)	(10)%	(10)%
Wholesale scrap jewelry sales	68,325	103,706	(35,381)	(34)%	(34)%
	$660,848	$592,091	$68,757	12%	10%

Domestic revenue accounted for approximately 45% of the total revenue for fiscal 2013, while international revenue (from Mexico) accounted for 55% of total revenue for the same period.

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from the Independent Lender as of December 31, 2013 as compared to December 31, 2012 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

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

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by the Independent Lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

The following table details the composition of pawn collateral and the average outstanding pawn loan receivable as of December 31, 2013 as compared to December 31, 2012.

	Balance at December 31,
	2013	2012
Composition of pawn collateral:
Domestic pawn loans:
General merchandise	40%	35%
Jewelry	60%	65%
	100%	100%
International pawn loans:
General merchandise	87%	83%
Jewelry	13%	17%
	100%	100%
Total pawn loans:
General merchandise	61%	57%
Jewelry	39%	43%
	100%	100%

Average outstanding pawn loan amount:
Domestic pawn loans	$171	$185
International pawn loans	71	75
Total pawn loans	107	110

Retail Merchandise Sales Operations

Total retail merchandise sales increased 28% (25% on a constant currency basis) to $367,187,000 during fiscal 2013 compared to $287,456,000 for fiscal 2012. The increased retail merchandise sales in the Company's pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools). During fiscal 2013, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 40% compared to a margin of 42% on retail merchandise sales during fiscal 2012. The decline in retail margins reflects the continued shift in the Company's consolidated retail product mix toward general merchandise inventory, which carry lower margins than retail jewelry items, especially in Mexico, coupled with a more promotional general retail environment in 2013.

Pawn inventories increased from $65,345,000 at December 31, 2012 to $77,793,000 at December 31, 2013, reflecting the growth in retail inventories generated by pawn loans collateralized with general merchandise, store maturation and acquisition activity. At December 31, 2013, the Company’s pawn inventories, at cost, were composed of 34% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools and 15% other. As of December 31, 2012, the Company’s pawn inventories, at cost, were composed of 39% jewelry (primarily gold jewelry held for sale), 40% electronics and appliances, 8% tools and 13% other. At December 31, 2013, and 2012, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year.

Pawn Lending Operations

Pawn loan fees increased 19% (17% on a constant currency basis) to $181,555,000 during fiscal 2013 compared to $152,237,000 for fiscal 2012. The increase in pawn loan fees was primarily the result of an increase in the average outstanding pawn receivables. Consolidated pawn receivables as of December 31, 2013 increased 12% (on a reported and constant currency basis) compared to December 31, 2012, primarily from store additions. Pawn receivables increased 3% in Mexico and 19% in the U.S. (on a reported and constant currency basis) as of December 31, 2013 compared to December 31, 2012. Consolidated same-store pawn receivables declined 6% in total, 7% in the U.S. and 4% in Mexico from December 31, 2012 to December 31, 2013. The consolidated annualized yield on pawn loans was 163% in fiscal 2013 compared to 168% in the prior year.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 10% (on a reported and constant currency basis) to $43,781,000 during fiscal 2013 compared to $48,692,000 for fiscal 2012. The majority of the payday loan revenues are generated in the Company's stand-alone stores in Texas, which experienced a revenue decline of 14% during fiscal 2013. The Company attributes the decrease, in part, to increased competition and regulatory restrictions in the Texas markets coupled with store closings. Payday loan-related products comprised 7% of total revenue during fiscal 2013 compared to 8% for fiscal 2012.

The Company’s consumer loan and credit services loss provision of $11,368,000 was 26% of consumer loan and credit services fee revenue during fiscal 2013 compared to $12,556,000, or 26%, during fiscal 2012. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $580,000, or 4.5% of the gross loan balance, at December 31, 2013 compared to $669,000, or 4.5% of the gross loan balance, at December 31, 2012, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $84,000, or 5.5% of the gross loan balance, at December 31, 2013 compared to $111,000, or 5.6% of the gross loan balance, at December 31, 2012.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 34% to $68,325,000 during fiscal 2013 compared to $103,706,000 during fiscal 2012. Wholesale scrap jewelry revenue during fiscal 2013 consisted primarily of gold sales, of which approximately 42,300 ounces were sold at an average selling price of $1,423 per ounce compared to approximately 54,200 ounces of gold sold at an average selling price of $1,676 per ounce in the prior year. The volume of liquidated scrap jewelry during fiscal 2013 decreased 22% compared to fiscal 2012, reflecting the continued decline in customers selling gold to the Company. Gross profit from wholesale scrap jewelry operations decreased 64% to $9,780,000 during fiscal 2013 compared to $26,853,000 during fiscal 2012. The scrap gross profit margin was 14% compared to the prior year margin of 26%. Scrap jewelry profits accounted for 3% of net revenue (gross profit) for fiscal 2013 compared to 8% in fiscal 2012. The average market price of gold during fiscal 2013 decreased 16% compared to fiscal 2012, while the ending price at December 31, 2013 decreased 27% compared to December 31, 2012.

Combined Revenue Results

The increase in year-over-year revenue of 12% (10% on a constant currency basis) reflected a 25% increase (23% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired since January 1, 2012, increased by $29,419,000 in Mexico and $57,100,000 in the United States in fiscal 2013 compared to fiscal 2012.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company’s same-store core revenue in pawn stores increased 8% on a consolidated basis from fiscal 2012 to fiscal 2013. Same-store core sales in Mexico increased 12%, offset by flat same-store core sales in the U.S. as compared to the prior year. Same-store wholesale scrap jewelry revenue decreased 44% in total, 48% in the U.S. and 41% in Mexico, reflecting lower gold prices and reduced volumes from customers selling gold to the Company.

Store Operating Expenses

Store operating expenses increased by 22% to $181,321,000 during fiscal 2013 compared to $148,879,000 during fiscal 2012, primarily as a result of the 12% increase in the weighted-average store count, which included a number of large, mature stores added through acquisitions and a 3% increase in the average value of the Mexican peso.

The net store profit contribution from continuing operations for fiscal 2013 was $175,573,000, which equates to a store-level operating margin of 27%, compared to $175,866,000 and 30% in the prior year, respectively. The decline in the store-level operating margin related primarily to the decrease in net revenue from jewelry scrapping.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses decreased 1% to $49,530,000 during fiscal 2013 compared to $50,211,000 during fiscal 2012, primarily due to reduced incentive compensation expense related to lower gross margins and operating profits in non-core product categories, offset by a 12% increase in the weighted-average store count and additional general management and supervisory compensation expenses and other support expenses required for such growth. As a percentage of revenue, administrative expenses decreased from 8% during fiscal 2012 to 7% during fiscal 2013.

Interest expense increased to $3,492,000 during fiscal 2013 compared to $1,488,000 for fiscal 2012, reflecting increased borrowing levels under the Company's bank credit facility.

For fiscal 2013 and 2012, the Company’s effective federal income tax rates were 29.7% and 33.8%, respectively. As a result of the Tax Restructuring, the Company recognized an estimated non-recurring net income tax benefit of approximately $3,979,000 during fiscal 2013 consisting of a $3,436,000 income tax benefit from the elimination of certain U.S. deferred tax liabilities associated with foreign operations and an estimated $5,398,000 income tax benefit arising from the recognition of certain foreign deferred tax assets, partially offset by an estimated $4,855,000 in additional U.S. income tax expense. Excluding the non-recurring net benefit, the consolidated tax rate for fiscal 2013 was 33.0% compared to an effective rate of 33.8% in fiscal 2012.

Income from continuing operations increased 4% to $84,479,000 during fiscal 2013 compared to $80,862,000 during fiscal 2012. Net income was $83,846,000 during fiscal 2013 compared to $80,359,000 during fiscal 2012, which included the results of discontinued operations. Comprehensive income decreased 4% to $83,035,000 during fiscal 2013 compared to $86,882,000 during fiscal 2012, primarily as a result of the December 31, 2013 foreign currency translation adjustment.

Liquidity and Capital Resources

As of December 31, 2014, the Company’s primary sources of liquidity were $67,992,000 in cash and cash equivalents, $137,600,000 of available and unused funds under the Company's long-term line of credit with its commercial lenders, $136,703,000 in customer loans and $91,088,000 in inventories. As of December 31, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $56,571,000. The Company had working capital of $265,316,000 as of December 31, 2014 and total equity exceeded liabilities by a ratio of 1.7 to 1.

On March 24, 2014, the Company completed the private offering of $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes allow the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The net proceeds from the sale of the Notes were $194,800,000. The Company used $153,411,000 of the net proceeds from the offering to repay all amounts then outstanding under the 2014 Credit Facility (defined below) and to pay off the remaining balances on notes payable related to previous pawn store acquisitions, leaving $41,389,000 of the net proceeds available for general corporate purposes. The Company capitalized $5,200,000 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense.

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

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish the 2014 Credit Facility in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014 Credit Facility matures in February 2019 and bears interest, at the Company's option, at either (1) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company's option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility) and a fixed charge coverage ratio. The 2014 Credit Facility limits the Company's ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is unsecured except for the pledge of 65% of the voting equity interests of the Company's foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company's material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. During March 2014, the Company used $145,870,000 of the proceeds from the sale of the Notes to repay all amounts outstanding under the 2014 Credit Facility. At December 31, 2014, the Company had $22,400,000 outstanding under the 2014 Credit Facility and $137,600,000 was available for borrowings. The interest rate on amounts outstanding under the 2014 Credit Facility at December 31, 2014 was 2.69% based on the prevailing 30-day LIBOR rate. The Company believes it is in compliance with the requirements and covenants of the 2014 Credit Facility, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses, administrative expenses, tax rates and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes cash on hand, the borrowings available under the 2014 Credit Facility, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next 12 months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Item 1—Business-Governmental Regulation.”

The following table sets forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollar amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash flow provided by operating activities	$97,679	$106,718	$88,792
Cash flow used in investing activities	$(85,366)	$(140,726)	$(159,904)
Cash flow provided by (used in) financing activities	$(9,098)	$54,644	$49,525

	Balance at December 31,
	2014	2013	2012
Working capital	$265,316	$241,461	$210,280
Current ratio	7.23x	5.95x	7.75x
Leverage ratio	1.5:1	1.4:1	0.8:1
Liabilities to equity ratio	59%	59%	44%
Inventory turns	3.6x	3.6x	4.2x

Net cash provided by operating activities decreased $9,039,000, or 8%, from $106,718,000 for fiscal 2013 to $97,679,000 for fiscal 2014, due primarily to the change in income taxes payable and other net changes in certain operating assets and liabilities (as noted in the consolidated statements of cash flows) during fiscal 2014 compared to fiscal 2013, offset by an increase in net income of $1,320,000 and by net changes in deferred income taxes primarily related to the Tax Restructuring.

Net cash used in investing activities decreased $55,360,000, or 39%, from $140,726,000 during fiscal 2013 to $85,366,000 during fiscal 2014. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $58,942,000 in cash related to acquisitions during fiscal 2014 compared to $113,643,000 in fiscal 2013. The Company funded $2,470,000 of loans in fiscal 2014 compared to $411,000 of loans in fiscal 2013.

Net cash used in financing activities increased $63,742,000, or 117%, from net cash provided by financing activities of $54,644,000 for fiscal 2013 to net cash used in financing activities of $9,098,000 for fiscal 2014. Net payments on the 2012 Credit Facility and the 2014 Credit Facility increased $239,100,000 compared to the prior year and the Company paid $1,410,000 of debt issuance costs related to the 2014 Credit Facility. The Company had proceeds from the offering of the Notes of $194,800,000, net of $5,200,000 of debt issuance costs, during fiscal 2014. The Company repurchased more of its common stock ($43,947,000 during fiscal 2014 compared to $38,692,000 during fiscal 2013), and realized proceeds from the exercise of stock options and the related tax benefit of $17,047,000 during fiscal 2013 compared to $9,411,000 during fiscal 2014.

During fiscal 2014, the Company opened 39 new pawn stores in Mexico and the United States, acquired 47 pawn stores in Mexico and acquired 25 pawn stores in the United States. The purchase price of the 2014 acquisitions, net of cash acquired, was $58,359,000 and was composed of $56,934,000 in cash paid at closing and an additional $1,425,000 payable on or before October 2015. During fiscal 2014, the Company paid $2,008,000 of amounts payable related to previous acquisitions. The Company funded $23,954,000 in capital expenditures, primarily for new stores, during fiscal 2014 and expects to fund capital expenditures at a similar rate in 2015. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2014 included net cash flow from operating activities of $97,679,000 for fiscal 2014.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2015, the Company expects to add approximately 75 to 90 stores. Management believes that cash on hand, the amounts available to be drawn under the 2014 Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for 2015.

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

In January 2013, the Company’s Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock. The Company completed the 1,500,000 share buyback authorization on August 21, 2014. Repurchases in 2014 included 235,000 shares of common stock repurchased during the second quarter of 2014 and 536,000 shares repurchased in the third quarter of 2014. The total shares repurchased over the life of the program were at an average price of $55.09 per share.

In January 2015, the Company’s Board of Directors authorized a new repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

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

	Year Ended December 31,
	2014	2013	2012
Net income	$85,166	$83,846	$80,359
Loss from discontinued operations, net of tax	272	633	503
Income from continuing operations	85,438	84,479	80,862
Adjustments:
Income taxes	31,542	35,713	41,375
Depreciation and amortization	17,476	15,361	12,939
Interest expense	13,527	3,492	1,488
Interest income	(682)	(322)	(216)
EBITDA from continuing operations	$147,301	$138,723	$136,448

EBITDA from continuing operations margin calculated as follows:
Total revenue from continuing operations	$712,877	$660,848	$592,091
EBITDA from continuing operations	$147,301	$138,723	$136,448
EBITDA from continuing operations as a percentage of revenue	21%	21%	23%

Leverage ratio (indebtedness divided by EBITDA from continuing operations):
Indebtedness	$222,400	$190,352	$114,063
EBITDA from continuing operations	$147,301	$138,723	$136,448
Leverage ratio	1.5:1	1.4:1	0.8:1

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

	Year Ended December 31,
	2014	2013	2012
Cash flow from operating activities, including discontinued operations	$97,679	$106,718	$88,792
Cash flow from investing activities:
Loan receivables	(2,470)	(411)	(17,325)
Purchases of property and equipment	(23,954)	(26,672)	(21,841)
Free cash flow	$71,255	$79,635	$49,626

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance under GAAP. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Pawn scrap jewelry in Mexico is sold in U.S. dollars and, accordingly, does not require a constant currency adjustment. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-year exchange rate of 13.1 to 1 at December 31, 2013 was used compared to the exchange rate of 14.7 to 1 at December 31, 2014. For income statement items, the average exchange rate of 12.8 to 1 for the prior-year ended December 31, 2013 was used compared to the current year rate of 13.3 to 1.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2014 is as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$144,849	$42,572	$58,006	$25,828	$18,443
Revolving credit facility (1)	22,400	—	—	22,400	—
Senior unsecured notes	200,000	—	—	—	200,000
Interest on senior unsecured notes	87,750	13,500	27,000	27,000	20,250
Employment contracts	10,794	2,130	3,847	2,462	2,355
Consulting contract with former officer and director of the Company	1,400	700	700	—	—
Total	$467,193	$58,902	$89,553	$77,690	$241,048

(1)	Excludes interest obligations under the Company's revolving credit facility. See Note 10 of Notes to Consolidated Financial Statements.

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

For extension of credit products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers’ applications, determining whether to approve an extension of credit based on an application and determining the amount of the extension of credit. The Company is not involved in the Independent Lender’s extension of credit approval processes or in determining the lender’s approval procedures or criteria. At December 31, 2014, the outstanding amount of active extensions of credit originated and held by the Independent Lender was $10,914,000.

Since the Company may not be successful in collection of delinquent accounts under the CSO Program, the Company’s consumer loan loss provision includes amounts estimated to be adequate to absorb credit losses from extensions of credit in the aggregate consumer loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Estimated losses of $493,000 on portfolios owned by the Independent Lender are included in “accrued liabilities” in the consolidated balance sheet as of December 31, 2014. The Company believes this amount is adequate to absorb credit losses from extensions of credit expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe inflation has had a material effect on the volume of customer loans originated, merchandise sales, or results of operations.

Seasonality

The Company’s business is subject to seasonal variations and operating results for each quarter and year-to-date period are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Consolidated Financial Statements. The Company does not expect recent accounting pronouncements issued and not yet adopted to have a material effect on the Company’s financial statement disclosures, financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of merchandise sales are gold jewelry and scrap gold sales. At December 31, 2014, the Company held approximately $27,326,000 in jewelry inventories, representing 30% of total inventory. In addition, approximately $45,044,000, or 38%, of total pawn loans were collateralized by jewelry, which was primarily gold. Of the Company’s total retail merchandise revenue during fiscal 2014, approximately $77,073,000, or 18%, was gold jewelry sales. Net revenue (gross profit) from jewelry sales in fiscal 2014 was $33,912,000, of which a substantial majority was gold. During fiscal 2014, the average market price of gold declined by 10%, from $1,408 to $1,266. The impact of this decline on operating results for fiscal 2014 is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations.” A further significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company’s subsidiaries in Mexico are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenue and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity under the caption, “currency translation adjustment, net of tax.” Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company’s income statement as incurred. Total peso-denominated net assets related to the Company’s Mexican operations were $253,951,000 at December 31, 2014, and the operations in Mexico generated 54% of the Company’s fiscal 2014 revenue. During fiscal 2014, net unfavorable foreign currency fluctuations, primarily due to depreciation of the Mexican peso, decreased consolidated revenue growth by two percentage points. A significant portion of the decrease in revenue growth was offset by a corresponding decrease in peso-denominated cost of sales and operating expense growth. Potential future Mexican currency declines against the U.S. dollar could adversely impact the Company’s future results.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term line of credit. At December 31, 2014, the Company had $22,400,000 outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on the 30-day LIBOR or a base rate, plus a fixed spread of 2.5%. Based on the average outstanding indebtedness during fiscal 2014, a 1% (100 basis points) increase in interest rates would have increased the Company’s interest expense by approximately $490,000 for fiscal 2014.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2014, the fair value of the Company’s fixed rate debt was $207,000,000 and the carrying value of the Company’s fixed rate debt was $200,000,000. The fair value estimate of the Company’s fixed rate debt was estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. As the Company expects to hold its fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

The Company’s cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company’s operating results, financial condition, or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (1) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (2) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company’s disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of the Company’s internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (3) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2014, has been audited by Hein & Associates LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and their report is included below.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc.’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. First Cash Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Cash Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years ended December 31, 2014, and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Hein & Associates LLP
Dallas, Texas
February 12, 2015

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders to be held on or about June 29, 2015 (the “2015 Proxy Statement”).

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees. This Code of Ethics is publicly available on the Company’s website at www.firstcash.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its Code of Ethics on its website in accordance with applicable NASDAQ and SEC requirements. Copies of the Company’s Code of Ethics are also available, free of charge, by submitting a written request to First Cash Financial Services, Inc., Investor Relations, 690 E. Lamar Blvd., Suite 400, Arlington, Texas 76011.

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” of the 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratify the Selection of Hein & Associates LLP as the Independent Registered Public Accounting Firm of the Company for the Year Ending December 31, 2015” of the 2015 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and BOKF, NA, dba Bank of Texas (including the form of Note attached as an exhibit thereto)	8-K	0-19133	4.1	03/25/2014
4.3	Registration Rights Agreement, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and Wells Fargo Securities, LLC.	8-K	0-19133	4.2	03/25/2014
10.1	First Cash Financial Services, Inc. 1999 Stock Option Plan *	S-3	333-71077	10.63	01/25/1999
10.2	Executive Incentive Compensation Plan *	DEF 14A	0-19133	A	04/30/2003
10.3	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/29/2004
10.4	Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.1	11/09/2007
10.5	Amendment No. 1 to First Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.2	05/05/2010
10.6	Employment Agreement - R. Douglas Orr *	10-Q	0-19133	10.4	05/05/2010
10.7	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.8	Membership Interest Purchase Agreement - BBR Unlimited, LLC	8-K	0-19133	10.1	01/17/2012
10.9	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333- 106881	4(g)	05/31/2012
10.10	Membership Interest, Stock and Asset Purchase Agreement - Mister Money	8-K	0-19133	10.1	06/20/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Stock Purchase Agreement - LTS, Incorporated	8-K	0-19133	10.1	08/16/2012
10.12	Amended and Restated Credit Agreement	8-K	0-19133	10.1	09/13/2012
10.13	Asset Purchase Agreement - O’Pak Credit LP, Pro Pawn LP and Milar Credit LP	8-K	0-19133	10.1	06/28/2013
10.14	Amendment No. 2 to First Amended and Restated Employment Agreement - Rick L. Wessel *	10-Q	0-19133	10.2	07/25/2013
10.15	Amendment No. 1 to Employment Agreement - R. Douglas Orr *	10-Q	0-19133	10.3	07/25/2013
10.16	Second Amendment to Amended and Restated Credit Facility, dated September 30, 2013, between First Cash Financial Services, Inc. and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Texas Capital Bank, National Association, BOKF, N.A. and Amegy Bank National Association	8-K	0-19133	10.1	10/02/2013
10.17	Credit Agreement, dated February 5, 2014, among First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Hereto, the Lenders Party Hereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	02/07/2014
10.18	Amendment No. 3 to First Amended and Restated Executive Employment Agreement of Rick L. Wessel *	8-K	0-19133	10.1	06/12/2014
10.19	Amendment No. 2 to Employment Agreement of R. Douglas Orr *	8-K	0-19133	10.2	06/12/2014
14.1	Amended and Restated Code of Ethics	10-K	0-19133	14.1	03/15/2010
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101 (1)
The following financial information from the Company's Annual Report on Form 10-K for fiscal 2014, filed with the SEC on February 12, 2015, is formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, and (vi) Notes to Consolidated Financial Statements.
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

Dated: February 12, 2015	FIRST CASH FINANCIAL SERVICES, INC.
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

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	February 12, 2015

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2015

/s/ GABRIEL GUERRA CASTELLANOS Gabriel Guerra Castellanos	Director	February 12, 2015

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 12, 2015

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Cash Financial Services, Inc.’s, and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 12, 2015, expressed an unqualified opinion on the effectiveness of First Cash Financial Services, Inc.’s internal control over financial reporting.

/s/ Hein & Associates LLP
Dallas, Texas
February 12, 2015

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$67,992	$70,643
Pawn loan fees and service charges receivable	16,926	16,689
Pawn loans	118,536	115,234
Consumer loans, net	1,241	1,450
Inventories	91,088	77,793
Prepaid expenses and other current assets	4,970	3,369
Deferred tax assets	7,122	5,044
Total current assets	307,875	290,222

Property and equipment, net	113,750	108,137
Goodwill, net	276,882	251,241
Other non-current assets	16,168	9,373
Total assets	$714,675	$658,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of notes payable	$—	$3,326
Accounts payable and accrued liabilities	42,559	38,023
Income taxes payable	—	7,412
Total current liabilities	42,559	48,761

Revolving unsecured credit facility	22,400	182,000
Notes payable, net of current portion	—	5,026
Senior unsecured notes	200,000	—
Deferred tax liabilities	1,165	8,827
Total liabilities	266,124	244,614

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock; $0.01 par value; 10,000 shares authorized; no shares issued or
outstanding	—	—
Common stock; $0.01 par value; 90,000 shares authorized;
39,708 and 39,377 shares issued, respectively;
28,508 and 28,948 shares outstanding, respectively	397	394
Additional paid-in capital	188,062	176,675
Retained earnings	582,894	497,728
Accumulated other comprehensive loss from cumulative foreign
currency translation adjustments	(26,168)	(7,751)
Common stock held in treasury, 11,200 and 10,429 shares at cost, respectively	(296,634)	(252,687)
Total stockholders’ equity	448,551	414,359
Total liabilities and stockholders’ equity	$714,675	$658,973

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Retail merchandise sales	$428,182	$367,187	$287,456
Pawn loan fees	199,357	181,555	152,237
Consumer loan and credit services fees	36,749	43,781	48,692
Wholesale scrap jewelry revenue	48,589	68,325	103,706
Total revenue	712,877	660,848	592,091

Cost of revenue:
Cost of retail merchandise sold	261,673	221,361	167,144
Consumer loan and credit services loss provision	9,287	11,368	12,556
Cost of wholesale scrap jewelry sold	41,044	58,545	76,853
Total cost of revenue	312,004	291,274	256,553

Net revenue	400,873	369,574	335,538

Expenses and other income:
Store operating expenses	198,986	181,321	148,879
Administrative expenses	54,586	49,530	50,211
Depreciation and amortization	17,476	15,361	12,939
Interest expense	13,527	3,492	1,488
Interest income	(682)	(322)	(216)
Total expenses and other income	283,893	249,382	213,301

Income from continuing operations before income taxes	116,980	120,192	122,237

Provision for income taxes	31,542	35,713	41,375

Income from continuing operations	85,438	84,479	80,862

Loss from discontinued operations, net of tax	(272)	(633)	(503)
Net income	$85,166	$83,846	$80,359

Basic income per share:
Income from continuing operations	$2.98	$2.91	$2.80
Loss from discontinued operations	(0.01)	(0.02)	(0.02)
Net income per basic share	$2.97	$2.89	$2.78

Diluted income per share:
Income from continuing operations	$2.94	$2.86	$2.72
Loss from discontinued operations	(0.01)	(0.02)	(0.02)
Net income per diluted share	$2.93	$2.84	$2.70

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$85,166	$83,846	$80,359
Other comprehensive income (loss):
Currency translation adjustment, gross	(28,518)	(1,374)	10,167
Tax (expense) benefit	10,101	563	(3,644)
Comprehensive income	$66,749	$83,035	$86,882

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2013	—	$—	39,377	$394	$176,675	$497,728	$(7,751)	10,429	$(252,687)	$414,359
Shares issued under share-based com-pensation plan	—	—	37	—	—	—	—	—	—	—
Exercise of stock options	—	—	294	3	5,267	—	—	—	—	5,270
Income tax benefit from exercise of stock options	—	—	—	—	4,141	—	—	—	—	4,141
Share-based compensation expense	—	—	—	—	1,979	—	—	—	—	1,979
Net income	—	—	—	—	—	85,166	—	—	—	85,166
Currency translation adjustment, net of tax	—	—	—	—	—	—	(18,417)	—	—	(18,417)
Repurchases of treasury stock	—	—	—	—	—	—	—	771	(43,947)	(43,947)
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(26,168)	11,200	$(296,634)	$448,551

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416
Shares issued under share-based com-pensation plan	—	—	8	—	—	—	—	—	—	—
Exercise of stock options	—	—	573	6	9,236	—	—	—	—	9,242
Income tax benefit from exercise of stock options	—	—	—	—	7,805	—	—	—	—	7,805
Share-based compensation expense	—	—	—	—	553	—	—	—	—	553
Net income	—	—	—	—	—	83,846	—	—	—	83,846
Currency translation adjustment, net of tax	—	—	—	—	—	—	(811)	—	—	(811)
Repurchases of treasury stock	—	—	—	—	—	—	—	729	(38,692)	(38,692)
Balance at 12/31/2013	—	$—	39,377	$394	$176,675	$497,728	$(7,751)	10,429	$(252,687)	$414,359

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2011	—	$—	38,291	$383	$147,649	$333,523	$(13,463)	8,200	$(152,720)	$315,372
Shares issued under share-based com-pensation plan	—	—	31	—	—	—	—	—	—	—
Exercise of stock options	—	—	474	5	4,291	—	—	—	—	4,296
Income tax benefit from exercise of stock options	—	—	—	—	5,841	—	—	—	—	5,841
Share-based compensation expense	—	—	—	—	1,300	—	—	—	—	1,300
Net income	—	—	—	—	—	80,359	—	—	—	80,359
Currency translation adjustment, net of tax	—	—	—	—	—	—	6,523	—	—	6,523
Repurchases of treasury stock	—	—	—	—	—	—	—	1,500	(61,275)	(61,275)
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Cash flow from operating activities:
Net income	$85,166	$83,846	$80,359
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	916	1,033	866
Share-based compensation expense	1,979	553	1,300
Depreciation and amortization expense	17,476	15,361	12,975
Amortization of debt issuance costs	902	—	—
Deferred income taxes	1,128	(7,928)	3,242
Loss on disposition of consumer loan stores	—	1,298	966
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(116)	(1,371)	(3,245)
Merchandise inventories	(1,364)	(1,200)	(2,777)
Prepaid expenses and other assets	(1,645)	2,030	6,297
Accounts payable and accrued expenses	1,272	5,586	(1,135)
Income taxes payable, current	(8,035)	7,510	(10,056)
Net cash flow provided by operating activities	97,679	106,718	88,792
Cash flow from investing activities:
Loan receivables, net of cash repayments	(2,470)	(411)	(17,325)
Purchases of property and equipment	(23,954)	(26,672)	(21,841)
Acquisitions of pawn stores, net of cash acquired	(58,942)	(113,643)	(120,738)
Net cash flow used in investing activities	(85,366)	(140,726)	(159,904)
Cash flow from financing activities:
Borrowings from revolving credit facilities	50,000	152,500	194,500
Repayments of revolving credit facilities	(209,600)	(73,000)	(92,000)
Repayments of notes payable	(8,352)	(3,211)	(1,837)
Issuance of senior unsecured notes	200,000	—	—
Debt issuance costs paid	(6,610)	—	—
Purchases of treasury stock	(43,947)	(38,692)	(61,275)
Proceeds from exercise of share-based compensation awards	5,270	9,242	4,296
Income tax benefit from exercise of stock options	4,141	7,805	5,841
Net cash flow provided by (used in) financing activities	(9,098)	54,644	49,525
Effect of exchange rates on cash	(5,866)	(278)	1,576
Change in cash and cash equivalents	(2,651)	20,358	(20,011)
Cash and cash equivalents at beginning of the year	70,643	50,285	70,296
Cash and cash equivalents at end of the year	$67,992	$70,643	$50,285

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,294	$3,477	$1,357
Income taxes	32,860	27,111	38,810

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$177,519	$147,976	$100,572

Supplemental disclosure of non-cash financing activity:
Notes and other amounts payable in connection with pawn acquisitions	$1,425	$2,008	$13,759

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. In addition to making short-term secured pawn loans, certain of the Company’s pawn stores offer short-term consumer loans and credit services. The Company also operates consumer loan stores that provide consumer loans, credit services and check cashing services. As of December 31, 2014, the Company owned and operated 912 pawn stores and 93 consumer loan stores in 13 U.S. states and 29 states in Mexico.

The Company manages its pawn and consumer loan operations under three operating segments: U.S. pawn operations, U.S. consumer loan operations and Mexico pawn and consumer loan operations. The three operating segments have been aggregated into one reportable segment because they have similar economic characteristics and similar long-term financial performance metrics. Additionally, all three segments offer similar and overlapping products and services to a similar customer demographic, operate in similar regulatory environments, and are supported by a single, centralized administrative support platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Cash Financial Services, Inc. and its wholly-owned subsidiaries. The Company regularly makes acquisitions and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated. See Note 4.

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $56,571,000.

Customer loans and revenue recognition - Pawn loans typically have a term of 30 days and are secured by the customer’s pledge of tangible personal property. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

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

Consumer loans are unsecured cash advances and installment loans with terms that typically range from 7 to 365 days. The Company accrues consumer loan fees on a constant-yield basis over the term of the consumer loan. The Company offers a credit services product (“CSO Program”) to assist customers in obtaining an extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”). The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lender. The extensions of credit made by the Independent Lender to credit services customers of the Company have terms of 7 to 180 days.

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

Changes in the liability for credit services losses are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$580	$669	$765
Provision for credit losses under letters of credit	8,080	9,899	11,222
Amounts paid to Independent Lender under letters of credit, net of recoveries from customers	(8,167)	(9,988)	(11,318)
Balance at end of year	$493	$580	$669

Foreign Currency Transactions - The Company has significant operations in Mexico where the functional currency for the Company’s operating subsidiaries is the Mexican peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the year-to-date period. Prior to translation, U.S. dollar-denominated transactions of the Mexico-based subsidiaries are remeasured into Mexican pesos using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico are included in store operating expenses.

Store operating expenses - Costs incurred in operating the pawn stores and consumer loan stores have been classified as store operating expenses. Operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies, cash shortages and other costs incurred by the stores.

Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received or when the previous payments are forfeited to the Company.

Inventories - Inventories represent merchandise purchased directly from the general public and merchandise acquired from forfeited pawns. Inventories purchased directly from customers are recorded at cost. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market value and, accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

Property and equipment - Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method based on estimated useful lives of 30 years for buildings and three to five years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life, if shorter. Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn operations, U.S. consumer loan operations and Mexico pawn and consumer loan operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology.

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any impairment loss for the fiscal years ended December 31, 2014, 2013 and 2012.

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

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense from continuing operations for the fiscal years ended December 31, 2014, 2013 and 2012, was $1,328,000, $2,244,000, and $2,007,000, respectively.

Share-based compensation - All share-based payments to employees are recognized in the financial statements based on the grant date or subsequent modification date, if applicable, fair value. The Company recognizes compensation cost net of estimated forfeitures and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company records share-based compensation cost as an administrative expense. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies. See Note 14.

Earnings per share - Basic income per share is computed by dividing income by the weighted-average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$85,438	$84,479	$80,862
Loss from discontinued operations	(272)	(633)	(503)
Net income for calculating basic and diluted earnings per share	$85,166	$83,846	$80,359

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,671	29,079	28,912
Effect of dilutive securities:
Stock options and nonvested awards	399	495	801
Weighted-average common shares for calculating diluted earnings per share	29,070	29,574	29,713

Basic earnings per share:
Income from continuing operations	$2.98	$2.91	$2.80
Loss from discontinued operations	(0.01)	(0.02)	(0.02)
Net income per basic share	$2.97	$2.89	$2.78

Diluted earnings per share:
Income from continuing operations	$2.94	$2.86	$2.72
Loss from discontinued operations	(0.01)	(0.02)	(0.02)
Net income per diluted share	$2.93	$2.84	$2.70

Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Significant estimates include allowances for doubtful accounts receivable and related credit loss provisions, impairment of goodwill and current and deferred tax assets and liabilities.

Reclassification - Certain amounts for the years ended December 31, 2012, and 2013 have been reclassified in order to conform to the 2014 presentation.

Recent accounting pronouncements - In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Company does not expect ASU 2014-08 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. The Company does not expect ASU 2014-09 to have a material effect on the Company’s current financial position or results of operations; however, it may impact the reporting of future financial statement disclosures.

NOTE 3 - CAPITAL STOCK

In December 2011, the Company’s Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock. During fiscal 2012, the Company repurchased 1,500,000 shares of its common stock at an aggregate cost of $61,275,000 to complete the 2011-authorized repurchase program.

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. The Company completed the 1,500,000 share repurchase authorization on August 21, 2014, with a total of 235,000 shares of its common stock repurchased during the second quarter of 2014 and 536,000 shares repurchased in the third quarter of 2014. The total shares repurchased were at an average price of $55.09 per share.

In January 2015, the Company’s Board of Directors authorized a new repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Board of Directors made this determination after considering the Company's liquidity needs and capital resources as well as the estimated current value of the Company's assets. Under its new share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

NOTE 4 - ACQUISITIONS

2014 Acquisitions
The Company completed acquisitions during fiscal 2014 as described below consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consist largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

In October 2014, the Company acquired from Windmill Acquisition Group, LLC, PHC Holding Group, LLC and PGC Holdings, LLC (collectively, the principal owners) the pawn loans, inventory, layaways and certain other operating assets and liabilities of 15 large format pawn stores located in Kentucky, Tennessee, Missouri and South Carolina (the “Southeastern Acquisition”). The purchase price for the all-cash transaction was $25,344,000, net of cash acquired and subject to certain working capital adjustments, and was composed of $23,744,000 in cash paid at closing and an additional $1,600,000 payable to the sellers. During the fourth quarter of 2014, the Company paid $300,000 of the remaining amount due to the sellers. The estimated fair values of the assets acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, October 28, 2014.

In August 2014, the Company acquired from Cash America of Mexico, Inc. the operating entities owning the pawn loans, inventory, layaways and other operating assets and liabilities of 47 large format pawn stores located in 13 states in Mexico (the “Mexico Acquisition”). The purchase price for the all-cash transaction was approximately $18,481,000, net of cash acquired and subject to certain working capital adjustments. The estimated fair values of the assets and liabilities acquired are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, August 25, 2014.

Additionally, during fiscal 2014, ten pawn stores located in two U.S. states were acquired in three separate asset purchase transactions (the “Other U.S. Acquisitions”) for an aggregate purchase price of $14,534,000, net of cash acquired, and was composed of $14,384,000 in cash and payables to the sellers of $150,000. During the fourth quarter of 2014, the Company paid $25,000 of the remaining amount due to the sellers. During fiscal 2014, the Company also paid $2,008,000 of amounts payable related to prior-year acquisitions.

The preliminary allocations of the purchase prices for the Company’s acquisitions during 2014 (the “2014 acquisitions”) are as follows (in thousands):

	Southeastern Acquisition	Mexico Acquisition	Other U.S. Acquisitions	Total
Pawn loans	$2,753	$5,355	$2,523	$10,631
Pawn loan fees and service charges receivable	298	518	243	1,059
Consumer loans, net	—	—	306	306
Inventory	6,825	5,052	2,090	13,967
Other current assets	19	74	11	104
Deferred tax assets, current	—	1,372	—	1,372
Property and equipment	1,307	2,299	328	3,934
Goodwill (1)	14,890	6,135	8,844	29,869
Intangible assets (2)	750	1,100	650	2,500
Other non-current assets	57	25	15	97
Deferred tax assets, non-current	—	426	—	426
Current liabilities	(1,555)	(3,875)	(476)	(5,906)
Purchase price	$25,344	$18,481	$14,534	$58,359

(1)	Substantially all of the goodwill is expected to be deductible for foreign and U.S. income tax purposes.

(2)
Intangible assets primarily consist of customer relationships, which are included in other non-current assets in the accompanying consolidated balance sheets. Customer relationships are generally amortized over 5 years.

During fiscal 2014, revenue from the 2014 acquisitions since the respective acquisition dates was $19,860,000. The combined transaction and integration costs of the 2014 acquisitions recorded during fiscal 2014 were approximately $998,000. During fiscal 2014, the net earnings from the 2014 acquisitions since the acquisition dates (including acquisition and integration costs) were $952,000.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if all the 2014 acquisitions had occurred on January 1, 2013. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition occurred on the date indicated or what may result in the future (in thousands, except per share data):

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue from continuing operations	$712,877	$758,289	$660,848	$718,398
Income from continuing operations	85,438	87,682	84,479	87,861
Net income	85,166	87,410	83,846	87,228
Income from continuing operations per share:
Basic	$2.98	$3.06	$2.91	$3.02
Diluted	2.94	3.02	2.86	2.97
Net income per share:
Basic	$2.97	$3.05	$2.89	$3.00
Diluted	2.93	3.01	2.84	2.95

2013 Acquisitions
The Company completed acquisitions during fiscal 2013 as described below consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consist largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

In December 2013, the Company acquired from JoLin Enterprises, Inc. (“JoLin”) the pawn loans, inventory, layaways and other operating assets and liabilities of 12 large format pawn stores located in South Carolina. The purchase price for the transaction was $30,072,000, net of cash acquired, and was composed of $29,072,000 in cash paid at closing and an additional $1,000,000 payable to the sellers in two equal payments due in March and June 2014. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $20,483,000, which is deductible for U.S. income tax purposes. For tax purposes, the goodwill and intangible assets are being amortized over the statutory period of 15 years. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, December 14, 2013.

In September 2013, the Company acquired from Baja Unlimited, LLC and its subsidiaries (“Baja”), the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of eight large format pawn stores located in the Cabo/La Paz markets in Baja California Sur, Mexico. The purchase price for the all-cash transaction was $12,350,000, net of cash acquired. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $9,955,000, which is not deductible for foreign income tax purposes. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, September 30, 2013.

In June 2013, the Company acquired from O’Pak Credit LP, Pro Pawn LP and Milar Credit LP (collectively “Valu + Pawn”) the pawn loans, inventory, layaways and other operating assets and liabilities of 19 large format pawn stores located in Texas. The purchase price for the transaction was $69,967,000, net of cash acquired, and was composed of $68,967,000 in cash paid at closing and an additional $1,000,000 payable to the sellers in June 2014. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill of approximately $52,334,000, which is deductible for U.S. income tax purposes. For tax purposes, the goodwill and intangible assets are being amortized over the statutory period of 15 years. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition date, June 25, 2013.
Additionally, during fiscal 2013, three pawn stores located in three U.S. states were acquired in separate acquisitions for an aggregate purchase price of $2,903,000, net of cash acquired, and was composed of $2,895,000 in cash and payables to the sellers of $8,000. These acquisitions resulted in additional goodwill of approximately $1,769,000.

NOTE 5 - DISCONTINUED OPERATIONS

The Company’s strategy has been to grow its pawn operations while reducing the percentage of revenue from other consumer lending products, which include certain consumer loan and credit services products offered in the United States and Mexico. As a result, the Company discontinued the operations of the Cash & Go, Ltd. joint venture, a consolidated 50%-owned subsidiary, which owned and operated 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company recorded an after-tax loss for Cash & Go, Ltd. of $272,000, or $0.01 per share, in fiscal 2014, which was reported as a loss from discontinued operations. In fiscal 2013, the Company recorded a charge of $844,000, net of tax, or $0.03 per share, and after-tax earnings from operations for Cash & Go, Ltd. were $211,000, or $0.01 per share. Comparable after-tax earnings were $243,000, or $0.01 per share, in 2012.

In September 2012, the Company closed seven of its consumer loan stores located in the Texas cities of Austin and Dallas due in part to city ordinances enacted during 2012, which significantly restricted the Company’s ability to provide credit services products. The Company recorded a loss on disposal of $628,000, net of tax, or $0.03 per share, from these stores. The after-tax operating results from operations for these Texas stores were immaterial in 2012.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at December 31, 2013 were immaterial.

The following table summarizes the operating results, including gains or losses from dispositions, of all the operations which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Consumer loan and credit services fees	$124	$3,337	$5,308
Consumer loan and credit services loss provision	(120)	(691)	(1,264)
Net revenue	4	2,646	4,044

Expenses and other losses:
Operating and administrative expenses	423	2,322	3,816
Depreciation and amortization	—	—	36
Loss on disposition of consumer loan stores	—	1,298	966
Total expenses and other losses	423	3,620	4,818
Loss from discontinued operations before income taxes	(419)	(974)	(774)
Tax benefit	147	341	271
Loss from discontinued operations, net of tax	$(272)	$(633)	$(503)
Loss from discontinued operations (basic)	$(0.01)	$(0.02)	$(0.02)
Loss from discontinued operations (diluted)	$(0.01)	$(0.02)	$(0.02)

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

The carrying value of the Company’s prior credit facility (the 2012 Credit Facility described in Note 10) approximated fair value as of December 31, 2013. The carrying value of the Company’s current credit facility (the 2014 Credit Facility described in Note 10) approximated fair value as of December 31, 2014. The fair value of the Company’s 6.75% senior notes was approximately $207,000,000 as of December 31, 2014 compared to a carrying value of $200,000,000. These fair values have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

NOTE 7 - CUSTOMER LOANS AND VALUATION ACCOUNTS

Customer loans, net of unearned finance fees, consist of the following (in thousands):

	Pawn	Consumer Loan	Total
December 31, 2014
Total customer loans	$118,536	$1,322	$119,858
Less allowance for doubtful accounts	—	(81)	(81)
	$118,536	$1,241	$119,777

December 31, 2013
Total customer loans	$115,234	$1,534	$116,768
Less allowance for doubtful accounts	—	(84)	(84)
	$115,234	$1,450	$116,684

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment used in continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Land	$12,171	$11,816
Buildings	18,494	17,895
Furniture, fixtures, equipment and leasehold improvements	188,680	175,098
	219,345	204,809
Less: accumulated depreciation	(105,595)	(96,672)
	$113,750	$108,137

Depreciation expense from continuing operations for the fiscal years ended December 31, 2014, 2013 and 2012, was $15,947,000, $14,285,000, and $12,377,000, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred layaway sales revenue	$13,573	$11,090
Accrued compensation	10,010	7,703
Sales, property, and payroll withholding taxes payable	6,045	5,573
Accrued interest payable	3,379	146
Trade accounts payable	2,148	3,342
Benefits liabilities and withholding payable	439	1,016
Reserves for expected losses on outstanding CSO letters of credit	493	580
Other accrued liabilities from discontinued operations	—	361
Other accrued liabilities	6,472	8,212
	$42,559	$38,023

NOTE 10 - LONG-TERM DEBT

As of December 31, 2014, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2014 are as follows (in thousands):

Fiscal
2015	$—
2016	—
2017	—
2018	—
2019	22,400
Thereafter	200,000
$222,400

Senior Unsecured Notes

On March 24, 2014, the Company completed the private offering of $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes allow the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The net proceeds from the sale of the Notes were $194,800,000. The Company used $153,411,000 of the net proceeds from the offering to repay all amounts then outstanding under the 2014 Credit Facility (defined below) and to pay off the remaining balances on notes payable related to previous pawn store acquisitions, leaving $41,389,000 of the net proceeds available for general corporate purposes. The Company capitalized $5,200,000 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense.

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

On March 24, 2014, the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company agreed to use commercially reasonable efforts to issue in exchange for the Notes, generally no later than approximately 245 days following the closing date of the issuance and sale of the Notes, identical new notes that have been registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Notes. Pursuant to the registration rights agreement, the Company caused a registration statement on Form S-4 to be declared effective by the Securities and Exchange Commission (the “SEC”) in July 2014 and completed an offer to exchange the unregistered Notes with identical new notes registered under the Securities Act in September 2014.

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

On February 5, 2014, the Company entered into an agreement with a group of commercial lenders to establish a new revolving credit facility (the “2014 Credit Facility”) in the amount of $160,000,000 with an accordion feature whereby the facility may be increased up to an additional $50,000,000 with the consent of any increasing or additional participating lenders. The Company used proceeds from the 2014 Credit Facility and available cash balances to retire and terminate the 2012 Credit Facility. The 2014

Credit Facility matures in February 2019 and bears interest, at the Company’s option, at either (1) the prevailing LIBOR rate (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The Company is required to maintain certain financial ratios and comply with certain financial covenants, including compliance with a leverage ratio of no greater than 2.5 times Consolidated EBITDA (as defined in the 2014 Credit Facility) and a fixed charge coverage ratio. The 2014 Credit Facility limits the Company’s ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2014 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2014 Credit Facility is unsecured except for the pledge of 65% of the voting equity interests of the Company’s foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2014 Credit Facility is guaranteed by the Company’s material U.S. operating subsidiaries. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2014 Credit Facility commitment. During March 2014, the Company used $145,870,000 of the proceeds from the sale of the Notes to repay all amounts then outstanding under the 2014 Credit Facility. At December 31, 2014, the Company had $22,400,000 outstanding under the 2014 Credit Facility and $137,600,000 was available for borrowings. The interest rate on amounts outstanding under the 2014 Credit Facility at December 31, 2014 was 2.69% based on the prevailing 30-day LIBOR rate.
Other Notes Payable

In March 2014, the Company used $7,541,000 of the proceeds from the sale of the Notes to repay the entire remaining balances on notes payable of $6,134,000 related to a September 2012 multi-store acquisition and a note payable of $1,407,000 related to a January 2012 multi-store acquisition.

NOTE 11 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2014, 2013 and 2012 consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes (1):
Domestic	$50,984	$43,936	$48,419
Foreign	65,996	76,256	73,818
Income from continuing operations before income taxes	$116,980	$120,192	$122,237

Current income taxes:
Federal	$11,494	$22,468	$17,423
Foreign	17,823	20,392	19,748
State and local	1,097	781	962
Current provision for income taxes	30,414	43,641	38,133

Deferred provision (benefit) for income taxes:
Federal	2,232	(799)	3,122
Foreign	(1,232)	(7,218)	—
State and local	128	89	120
Total deferred provision (benefit) for income taxes	1,128	(7,928)	3,242

Provision for income taxes	$31,542	$35,713	$41,375

(1)	Includes the allocation of certain administrative expenses between domestic and foreign subsidiaries.

The provision for income taxes related to discontinued operations was a $147,000, $341,000 and $271,000 benefit for the years ended December 31, 2014, 2013 and 2012, respectively.

In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return (the “Tax Restructuring”) and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Accordingly, under U.S. income tax law, as of December 31, 2014, the undistributed earnings of the foreign subsidiaries are not subject to current U.S. federal income taxes. The cumulative amount of indefinitely reinvested earnings of foreign subsidiaries is $67,294,000 at December 31, 2014. These earnings would be subject to additional U.S. taxes of $5,894,000 if the earnings were repatriated into the U.S. for 2014.

As a result of the Tax Restructuring, the Company recognized an estimated non-recurring net income tax benefit of approximately $3,979,000 during fiscal 2013 consisting of a $3,436,000 income tax benefit from the elimination of certain U.S. deferred tax liabilities associated with foreign operations and an estimated $5,398,000 income tax benefit arising from the recognition of certain foreign deferred tax assets, partially offset by an estimated $4,855,000 in additional U.S. income tax expense. In 2014, the Company prepared and filed federal income tax returns in both the U.S. and Mexico for the fiscal 2013 tax year which reflected the effects of the Tax Restructuring, including changes in certain previously estimated current and deferred tax amounts. As a result, the Company recorded fiscal 2014 non-recurring income tax benefits of $3,742,000 from the change in estimated U.S. income tax liabilities related to the Tax Restructuring and $2,099,000 from the recognition of additional estimated foreign deferred tax assets as a result of the Tax Restructuring.

The principal current and non-current deferred tax assets and liabilities consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Cumulative foreign translation adjustment	$14,111	$4,010
Depreciation	6,010	5,841
Accrued fees on forfeited pawn loans	3,864	1,216
Deferred cost of goods sold deduction	2,391	2,507
Accrued compensation	778	773
Other	1,710	1,355
Total deferred tax assets	28,864	15,702

Deferred tax liabilities:
Intangible asset amortization	21,444	17,760
Share-based compensation	222	918
Other	1,241	807
Total deferred tax liabilities	22,907	19,485

Net deferred tax assets (liabilities)	$5,957	$(3,783)

Reported as:
Current deferred tax assets	$7,122	$5,044
Non-current deferred income tax liabilities	(1,165)	(8,827)
Net deferred tax assets (liabilities)	$5,957	$(3,783)

The Company has evaluated the nature and timing of its deferred tax assets and concluded that no valuation allowance is necessary.

The effective rate on income from continuing operations differs from the U.S. federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at the U.S. federal statutory rate	$40,943	$42,067	$42,783
State income taxes, net of federal tax benefit of $429, $273 and $337, respectively	796	508	625
Rate benefit from foreign earnings	(4,576)	(2,281)	—
Net non-recurring benefit of Tax Restructuring	(5,841)	(3,979)	—
Additional foreign tax credit claimed from prior periods	—	—	(778)
Other taxes and adjustments, net	220	(602)	(1,255)
Provision for income taxes	$31,542	$35,713	$41,375
Effective tax rate	27.0%	29.7%	33.8%

Prior to the Tax Restructuring in July 2013, the Company’s foreign operations were included in its consolidated U.S. federal income tax return and effectively taxed at the U.S. federal statutory rate of 35%. Following the Tax Restructuring, the Company’s foreign operations are subject to the lower Mexico federal statutory rate of 30%. Excluding the net non-recurring benefits related to the Tax Restructuring, the consolidated tax rate was 32.0% and 33.0% for fiscal 2014 and 2013, respectively, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico, which became effective in July 2013.

The Company reviews the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax liabilities that could arise would be classified as interest expense in the Company’s consolidated statements of income. There were no such interest or penalties for the fiscal years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties. The Company does not believe its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States and Mexico, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2011. The Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2011 with the exception of three states, which are not subject to examination for tax years prior to 2010. With respect to federal tax returns in Mexico, the tax years prior to 2009 are closed to examination. There are no state income taxes in Mexico.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

Fiscal
2015	$42,572
2016	33,711
2017	24,295
2018	16,618
2019	9,210
Thereafter	18,443
$144,849

Rent expense from continuing operations under such leases was $46,220,000, $40,484,000 and $32,940,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Litigation

The Company is, from time to time, a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Guarantees

The Company offers a fee-based CSO Program to assist consumers in its Texas markets in obtaining extensions of credit. The Company’s CSO Program in Texas is licensed as a CAB under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The extensions of credit made by the Independent Lender to credit services customers of the Company range in amount from $50 to $1,500, have terms of 7 to 180 days and bear interest at a rate of 10% on an annualized basis. The Independent Lender is considered a variable interest entity of the Company. The net loans outstanding represent less than 50% of the Independent Lender’s total assets. In addition, the Company does not have any ownership interest in the Independent Lender, does not exercise control over it and is not the primary beneficiary and, therefore, does not consolidate the Independent Lender’s results with its results.

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2014 was $11,907,000 compared to $13,992,000 at December 31, 2013. According to the terms of the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit, which was $493,000 at December 31, 2014, as a component of accrued liabilities. The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.

NOTE 13 - GOODWILL

The Company performed its assessment of goodwill and determined there was no impairment as of December 31, 2014 and 2013.

The accumulated amortization for goodwill was $8,065,000 at December 31, 2014 and 2013. Changes in the carrying value of goodwill were as follows (in thousands):

December 31, 2014
Balance, beginning of year	$251,241
Acquisitions (Note 4)	29,869
Foreign currency adjustments	(4,305)
Other adjustments	77
Balance, end of year	$276,882

December 31, 2013
Balance, beginning of year	$166,386
Acquisitions (Note 4)	84,541
Foreign currency adjustments	(73)
Other adjustments	387
Balance, end of year	$251,241

NOTE 14 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION
The Company has previously adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. Under these plans, the Company has granted qualified and non-qualified common stock options and nonvested common stock awards to officers, directors and other key employees. At December 31, 2014, 1,085,000 shares were reserved for future grants under the plans.

Stock Options

The Company has not issued any common stock options in the last three fiscal years. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option exercises.

Stock options outstanding as of December 31, 2014 are as follows (in thousands, except exercise price and life):

Range of				Weighted-Average	Currently
Exercise Prices			Options	Remaining Life	Exercisable
$15.00	-	$19.99	510	1.0	510
$20.00	-	$24.99	158	0.3	153
$38.00	-	$40.00	90	6.4	—
			758	1.5	663

A summary of stock option activity for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands, except exercise price):

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,052	$19.90	1,635	$18.51	2,109	$16.39
Granted	—	—	—	—	—	—
Exercised	(294)	17.93	(573)	16.12	(474)	9.06
Canceled or forfeited	—	—	(10)	10.00	—	—
Outstanding at end of year	758	20.67	1,052	19.90	1,635	18.51

Exercisable at end of year	663	18.14	953	18.05	1,512	17.35

At December 31, 2014, the aggregate intrinsic value for the stock options outstanding was $26,513,000, of which $24,893,000 was exercisable at the end of the year, with weighted-average remaining contractual terms of 1.5 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.

The total intrinsic value of options exercised for fiscal 2014, 2013 and 2012, was $11,858,000, $22,375,000 and $16,878,000, respectively. The intrinsic values are based on the closing price of the Company’s stock on the date of exercise. The Company typically issues shares of common stock to satisfy option exercises.

Nonvested Common Stock Awards (Restricted Stock)

The Company has granted nonvested common stock awards (also known as “restricted stock”) to Company officers, employees and non-management members of the Board of Directors under the Company’s incentive plans. The nonvested common stock awards are issued as common shares upon vesting. The 2014 awards included 40,000 shares with performance-based criteria with four annual measurement periods beginning in 2014 through 2017. The vesting performance criteria for each year relate to growth in the Company’s EBITDA from continuing operations, excluding gross profit from non-core sales of scrap jewelry, compared to the 2013 base period. All other 2014 awards vest ratably over time through 2020. The 2013 awards consisted of 1,000 shares, which vest ratably over time through 2020. The 2012 awards included 50,000 shares with annual performance-based criteria with measurement periods beginning in 2012 through 2015 and 50,000 shares with annual performance-based criteria with measurement periods beginning in 2013 through 2016. The vesting performance criteria for awards with a measurement period beginning in 2012 relate to growth in the Company’s net income from continuing operations compared to the 2011 base period. The vesting performance criteria for awards with a measurement period beginning in 2013 relate to growth in the Company’s earnings per share from continuing operations compared to the 2012 base period. All other 2012 awards vest ratably over time through 2019. The fair value of the nonvested awards is based on the Company’s closing stock price on the day of the grant or subsequent award modification date, if applicable, and the fair value of performance award units is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The following table summarizes the nonvested common stock award activity during 2014, 2013 and 2012 (in thousands, except fair value amounts):

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	117	$39.91	153	$39.24	76	$30.74
Granted	47	51.08	1	51.70	108	43.45
Vested	(37)	46.48	(8)	32.97	(31)	33.04
Canceled or forfeited	(40)	42.14	(29)	39.49	—	—
Outstanding at end of year	87	48.99	117	39.91	153	39.24

Nonvested common stock awards vesting in 2014, 2013 and 2012 had an aggregate intrinsic value of $2,006,000, $471,000 and $1,469,000, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $4,851,000 at December 31, 2014.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross compensation costs:
Stock options	$153	$158	$134
Nonvested stock	1,826	395	1,166
Total gross compensation costs	1,979	553	1,300

Income tax benefits:
Stock options	(54)	(55)	(45)
Nonvested stock	(639)	(138)	(217)
Total income tax benefits	(693)	(193)	(262)

Net compensation expense	$1,286	$360	$1,038

Tax benefit realized from stock options exercised during the year	$4,141	$7,805	$5,841

During fiscal 2014, the Company modified certain performance criteria of nonvested common stock awards granted to two of the Company’s employees in fiscal 2012 and fiscal 2011. The modification removed the impact of certain non-core earnings from the performance criteria. The total net incremental share-based compensation expense recognized during fiscal 2014 as a result of the modification was $908,000, net of a resulting $489,000 tax benefit.

As of December 31, 2014, the total compensation cost related to nonvested stock options not yet recognized was $527,000 and is expected to be recognized over the weighted-average period of 3.1 years. As of December 31, 2014, the total compensation cost related to nonvested common stock awards not yet recognized was $3,780,000 and is expected to be recognized over the weighted-average period of 1.6 years. There was $126,000, $1,288,000 and $0 of excess tax benefit over exercise price recorded as increases to additional paid-in capital in fiscal 2014, 2013 and 2012, respectively.

NOTE 15 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the “Plan”) is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $784,000, $712,000 and $602,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 16 - GEOGRAPHIC AREAS

The following table shows revenue, selected current assets and long-lived assets (all non-current assets except goodwill, intangibles and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$324,600	$297,862	$270,342
Mexico	388,277	362,986	321,749
	$712,877	$660,848	$592,091

Pawn loans and consumer loans:
United States	$68,890	$66,548	$56,189
Mexico	50,887	50,136	48,871
	$119,777	$116,684	$105,060

Inventories:
United States	$49,969	$40,910	$32,664
Mexico	41,119	36,883	32,681
	$91,088	$77,793	$65,345

Long-lived assets:
United States	$69,456	$58,539	$47,343
Mexico	52,998	52,339	48,452
	$122,454	$110,878	$95,795

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2014 and 2013, are set forth below. The Company’s operations are subject to seasonal fluctuations. The amounts reported below have been adjusted to reflect reclassification of the discontinued operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Total revenue	$169,777	$165,326	$175,000	$202,774
Cost of revenue	73,321	71,405	76,137	91,141
Net revenue	96,456	93,921	98,863	111,633
Total expenses and other income	67,448	70,522	70,983	74,940
Income from continuing operations	22,954	16,015	19,528	26,941
Loss from discontinued operations, net of tax	(272)	—	—	—
Net income	22,682	16,015	19,528	26,941
Diluted income per share:
Income from continuing operations, net of tax	0.78	0.55	0.68	0.94
Loss from discontinued operations, net of tax	(0.01)	—	—	—
Net income	0.77	0.55	0.68	0.94
Diluted weighted average shares	29,342	29,341	28,805	28,804

2013
Total revenue	$159,912	$142,354	$173,379	$185,203
Cost of revenue	68,652	58,207	79,404	85,011
Net revenue	91,260	84,147	93,975	100,192
Total expenses and other income	60,094	60,387	64,524	64,377
Income from continuing operations	20,180	15,654	23,127	25,518
Income (loss) from discontinued operations, net of tax	84	9	14	(740)
Net income	20,264	15,663	23,141	24,778
Diluted income per share:
Income from continuing operations, net of tax	0.68	0.53	0.79	0.87
Income (loss) from discontinued operations, net of tax	—	—	—	(0.03)
Net income	0.68	0.53	0.79	0.84
Diluted weighted average shares	29,955	29,603	29,353	29,393

NOTE 18 - CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

In connection with the issuance of the Notes, certain of the Company’s domestic subsidiaries (collectively, “Guarantor Subsidiaries”), fully, unconditionally, jointly and severally guaranteed the payment obligations under the Notes. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of comprehensive income and statements of cash flows of First Cash Financial Services, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

The supplemental condensed consolidating financial information has been prepared pursuant to SEC rules and regulations for condensed financial information and does not include the more complete disclosures included in annual financial statements. Investments in consolidated subsidiaries have been presented under the equity method of accounting. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,799	$2,906	$57,287	$—	$67,992
Pawn loan fees and service charges receivable	—	7,120	9,806	—	16,926
Pawn loans	—	55,709	62,827	—	118,536
Consumer loans, net	—	655	586	—	1,241
Inventories	—	35,206	55,882	—	91,088
Prepaid expenses and other current assets	1,881	—	3,089	—	4,970
Deferred tax assets	1,069	—	6,053	—	7,122
Total current assets	10,749	101,596	195,530	—	307,875

Property and equipment, net	3,997	50,184	59,569	—	113,750
Goodwill, net	—	158,308	118,574	—	276,882
Other non-current assets	5,967	4,744	5,457	—	16,168
Deferred tax assets	—	—	17,127	(17,127)	—
Intercompany receivable	—	—	170,132	(170,132)	—
Investments in subsidiaries	837,486	—	—	(837,486)	—
Total assets	$858,199	$314,832	$566,389	$(1,024,745)	$714,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$16,940	$6,459	$19,160	$—	$42,559
Total current liabilities	16,940	6,459	19,160	—	42,559

Revolving unsecured credit facility	22,400	—	—	—	22,400
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	176	14,069	4,047	(17,127)	1,165
Intercompany payable	170,132	—	—	(170,132)	—
Total liabilities	409,648	20,528	23,207	(187,259)	266,124

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	397	—	—	—	397
Additional paid-in capital	188,062	—	—	—	188,062
Retained earnings	556,726	294,304	569,350	(837,486)	582,894
Accumulated other comprehensive loss	—	—	(26,168)	—	(26,168)
Common stock held in treasury, at cost	(296,634)	—	—	—	(296,634)
Total stockholders’ equity	448,551	294,304	543,182	(837,486)	448,551
Total liabilities and stockholders’ equity	$858,199	$314,832	$566,389	$(1,024,745)	$714,675

Condensed Consolidating Balance Sheet
December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24,674	$4,240	$41,729	$—	$70,643
Pawn loan fees and service charges receivable	—	7,934	8,755	—	16,689
Pawn loans	—	56,566	58,668	—	115,234
Consumer loans, net	—	694	756	—	1,450
Inventories	—	33,817	43,976	—	77,793
Prepaid expenses and other current assets	1,971	—	1,398	—	3,369
Deferred tax assets	907	—	4,137	—	5,044
Total current assets	27,552	103,251	159,419	—	290,222

Property and equipment, net	4,155	47,374	56,608	—	108,137
Goodwill, net	—	149,470	101,771	—	251,241
Other non-current assets	—	6,020	3,353	—	9,373
Deferred tax assets	—	—	6,943	(6,943)	—
Intercompany receivable	—	—	156,794	(156,794)	—
Investments in subsidiaries	751,785	—	—	(751,785)	—
Total assets	$783,492	$306,115	$484,888	$(915,522)	$658,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of notes payable	$3,326	$—	$—	$—	$3,326
Accounts payable and accrued liabilities	13,804	6,942	17,277	—	38,023
Income taxes payable	7,302	—	110	—	7,412
Total current liabilities	24,432	6,942	17,387	—	48,761

Revolving unsecured credit facility	182,000	—	—	—	182,000
Notes payable, net of current portion	5,026	—	—	—	5,026
Deferred tax liabilities	881	10,080	4,809	(6,943)	8,827
Intercompany payable	156,794	—	—	(156,794)	—
Total liabilities	369,133	17,022	22,196	(163,737)	244,614

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	394	—	—	—	394
Additional paid-in capital	176,675	—	—	—	176,675
Retained earnings	489,977	289,093	470,443	(751,785)	497,728
Accumulated other comprehensive loss	—	—	(7,751)	—	(7,751)
Common stock held in treasury, at cost	(252,687)	—	—	—	(252,687)
Total stockholders’ equity	414,359	289,093	462,692	(751,785)	414,359
Total liabilities and stockholders’ equity	$783,492	$306,115	$484,888	$(915,522)	$658,973

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$137,011	$291,171	$—	$428,182
Pawn loan fees	—	76,009	123,348	—	199,357
Consumer loan and credit services fees	—	33,450	3,299	—	36,749
Wholesale scrap jewelry revenue	—	24,589	24,000	—	48,589
Total revenue	—	271,059	441,818	—	712,877

Cost of revenue:
Cost of retail merchandise sold	—	76,116	185,557	—	261,673
Consumer loan and credit services loss provision	—	8,659	628	—	9,287
Cost of wholesale scrap jewelry sold	—	21,125	19,919	—	41,044
Total cost of revenue	—	105,900	206,104	—	312,004

Net revenue	—	165,159	235,714	—	400,873

Expenses and other income:
Store operating expenses	—	80,681	118,305	—	198,986
Administrative expenses	24,095	—	30,491	—	54,586
Depreciation and amortization	997	5,660	10,819	—	17,476
Interest expense	13,527	—	—	—	13,527
Interest income	(24)	—	(658)	—	(682)
Total expenses and other income	38,595	86,341	158,957	—	283,893

Income (loss) from continuing operations before income taxes	(38,595)	78,818	76,757	—	116,980

Provision for income taxes	(17,651)	29,163	20,030	—	31,542

Income (loss) from continuing operations	(20,944)	49,655	56,727	—	85,438

Loss from discontinued operations, net of tax	—	—	(272)	—	(272)
Net income (loss)	$(20,944)	$49,655	$56,455	$—	$85,166
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(18,417)	—	(18,417)
Comprehensive income (loss)	$(20,944)	$49,655	$38,038	$—	$66,749

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$121,194	$245,993	$—	$367,187
Pawn loan fees	—	71,586	109,969	—	181,555
Consumer loan and credit services fees	—	39,771	4,010	—	43,781
Wholesale scrap jewelry revenue	—	35,147	33,178	—	68,325
Total revenue	—	267,698	393,150	—	660,848

Cost of revenue:
Cost of retail merchandise sold	—	65,381	155,980	—	221,361
Consumer loan and credit services loss provision	—	10,659	709	—	11,368
Cost of wholesale scrap jewelry sold	—	29,148	29,397	—	58,545
Total cost of revenue	—	105,188	186,086	—	291,274

Net revenue	—	162,510	207,064	—	369,574

Expenses and other income:
Store operating expenses	—	76,821	104,500	—	181,321
Administrative expenses	30,900	—	18,630	—	49,530
Depreciation and amortization	1,193	4,739	9,429	—	15,361
Interest expense	3,492	—	—	—	3,492
Interest income	(8)	—	(314)	—	(322)
Total expenses and other income	35,577	81,560	132,245	—	249,382

Income (loss) from continuing operations before income taxes	(35,577)	80,950	74,819	—	120,192

Provision for income taxes	(12,637)	28,333	20,017	—	35,713

Income (loss) from continuing operations	(22,940)	52,617	54,802	—	84,479

Loss from discontinued operations, net of tax	—	—	(633)	—	(633)
Net income (loss)	$(22,940)	$52,617	$54,169	$—	$83,846
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(811)	—	(811)
Comprehensive income (loss)	$(22,940)	$52,617	$53,358	$—	$83,035

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2012
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$89,373	$198,083	$—	$287,456
Pawn loan fees	—	57,220	95,017	—	152,237
Consumer loan and credit services fees	—	44,419	4,273	—	48,692
Wholesale scrap jewelry revenue	—	51,978	51,728	—	103,706
Total revenue	—	242,990	349,101	—	592,091

Cost of revenue:
Cost of retail merchandise sold	—	45,572	121,572	—	167,144
Consumer loan and credit services loss provision	—	11,837	719	—	12,556
Cost of wholesale scrap jewelry sold	—	36,672	40,181	—	76,853
Total cost of revenue	—	94,081	162,472	—	256,553

Net revenue	—	148,909	186,629	—	335,538

Expenses and other income:
Store operating expenses	—	59,843	89,036	—	148,879
Administrative expenses	36,281	—	13,930	—	50,211
Depreciation and amortization	1,096	3,861	7,982	—	12,939
Interest expense	—	1,488	—	—	1,488
Interest income	(11)	—	(205)	—	(216)
Total expenses and other income	37,366	65,192	110,743	—	213,301

Income (loss) from continuing operations before income taxes	(37,366)	83,717	75,886	—	122,237

Provision for income taxes	(12,859)	30,561	23,673	—	41,375

Income (loss) from continuing operations	(24,507)	53,156	52,213	—	80,862

Loss from discontinued operations, net of tax	—	—	(503)	—	(503)
Net income (loss)	$(24,507)	$53,156	$51,710	$—	$80,359
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	6,523	—	6,523
Comprehensive income (loss)	$(24,507)	$53,156	$58,233	$—	$86,882

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(20,276)	$18,939	$99,016	$—	$97,679
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	3,407	(5,877)	—	(2,470)
Purchases of property and equipment	(839)	(7,263)	(15,852)	—	(23,954)
Acquisitions of pawn stores, net of cash acquired	—	(16,417)	(42,525)	—	(58,942)
Investing activity with subsidiaries	13,338	—	(13,338)	—	—
Net cash flow provided by (used in) investing activities	12,499	(20,273)	(77,592)	—	(85,366)
Cash flow from financing activities:
Borrowings from revolving credit facilities	50,000	—	—	—	50,000
Repayments of revolving credit facilities	(209,600)	—	—	—	(209,600)
Repayments of notes payable	(8,352)	—	—	—	(8,352)
Issuance of senior unsecured notes	200,000	—	—	—	200,000
Debt issuance costs paid	(6,610)	—	—	—	(6,610)
Purchases of treasury stock	(43,947)	—	—	—	(43,947)
Proceeds from exercise of share-based compensation awards	5,270	—	—	—	5,270
Income tax benefit from exercise of stock options	4,141	—	—	—	4,141
Net cash flow used in financing activities	(9,098)	—	—	—	(9,098)
Effect of exchange rates on cash	—	—	(5,866)	—	(5,866)
Change in cash and cash equivalents	(16,875)	(1,334)	15,558	—	(2,651)
Cash and cash equivalents at beginning of the period	24,674	4,240	41,729	—	70,643
Cash and cash equivalents at end of the period	$7,799	$2,906	$57,287	$—	$67,992

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(78,799)	$82,737	$102,780	$—	$106,718
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	(78)	(333)	—	(411)
Purchases of property and equipment	(1,616)	(11,584)	(13,472)	—	(26,672)
Acquisitions of pawn stores, net of cash acquired	—	(70,720)	(42,923)	—	(113,643)
Investing activity with subsidiaries	38,300	—	(38,300)	—	—
Net cash flow provided by (used in) investing activities	36,684	(82,382)	(95,028)	—	(140,726)
Cash flow from financing activities:
Borrowings from revolving credit facilities	152,500	—	—	—	152,500
Repayments of revolving credit facilities	(73,000)	—	—	—	(73,000)
Repayments of notes payable	(3,211)	—	—	—	(3,211)
Purchases of treasury stock	(38,692)	—	—	—	(38,692)
Proceeds from exercise of share-based compensation awards	9,242	—	—	—	9,242
Income tax benefit from exercise of stock options	7,805	—	—	—	7,805
Net cash flow provided by financing activities	54,644	—	—	—	54,644
Effect of exchange rates on cash	—	—	(278)	—	(278)
Change in cash and cash equivalents	12,529	355	7,474	—	20,358
Cash and cash equivalents at beginning of the period	12,145	3,885	34,255	—	50,285
Cash and cash equivalents at end of the period	$24,674	$4,240	$41,729	$—	$70,643

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(122,042)	$93,644	$117,190	$—	$88,792
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	(6,702)	(10,623)	—	(17,325)
Purchases of property and equipment	(621)	(6,379)	(14,841)	—	(21,841)
Acquisitions of pawn stores, net of cash acquired	—	(73,106)	(47,632)	—	(120,738)
Investing activity with subsidiaries	41,815	(8,500)	(33,315)	—	—
Net cash flow provided by (used in) investing activities	41,194	(94,687)	(106,411)	—	(159,904)
Cash flow from financing activities:
Borrowings from revolving credit facilities	194,500	—	—	—	194,500
Repayments of revolving credit facilities	(92,000)	—	—	—	(92,000)
Repayments of notes payable	(1,837)	—	—	—	(1,837)
Purchases of treasury stock	(61,275)	—	—	—	(61,275)
Proceeds from exercise of share-based compensation awards	4,296	—	—	—	4,296
Income tax benefit from exercise of stock options	5,841	—	—	—	5,841
Net cash flow provided by financing activities	49,525	—	—	—	49,525
Effect of exchange rates on cash	—	—	1,576	—	1,576
Change in cash and cash equivalents	(31,323)	(1,043)	12,355	—	(20,011)
Cash and cash equivalents at beginning of the period	43,468	4,928	21,900	—	70,296
Cash and cash equivalents at end of the period	$12,145	$3,885	$34,255	$—	$50,285