Form 10-Q
period 2015-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2015-04-22
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of April 20, 2015, there were 28,195,392 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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
Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings and earnings before interest, taxes, depreciation and amortization growth, expansion strategies, the impact of new or existing regulations, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, currency exchange rates, future share repurchases and the price of gold and the impacts thereof, earnings and related transaction expenses from acquisitions and mergers, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

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

These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2014 annual report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2015, including the risks described in “Risk Factors” of the Company’s annual report. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$75,803	$94,929	$67,992
Pawn loan fees and service charges receivable	16,232	16,539	16,926
Pawn loans	114,306	113,938	118,536
Consumer loans, net	977	1,239	1,241
Inventories	82,554	72,279	91,088
Prepaid expenses and other current assets	3,302	2,425	4,970
Deferred tax assets	7,056	5,190	7,122
Total current assets	300,230	306,539	307,875

Property and equipment, net	112,587	109,882	113,750
Goodwill, net	276,545	254,790	276,882
Other non-current assets	15,478	15,978	16,168
Deferred tax assets	448	—	—
Total assets	$705,288	$687,189	$714,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$41,704	$37,184	$42,559
Income taxes payable	50	3,377	—
Total current liabilities	41,754	40,561	42,559

Revolving unsecured credit facilities	14,500	—	22,400
Senior unsecured notes	200,000	200,000	200,000
Deferred tax liabilities	—	9,292	1,165
Total liabilities	256,254	249,853	266,124

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	399	394	397
Additional paid-in capital	193,278	177,225	188,062
Retained earnings	599,682	520,410	582,894
Accumulated other comprehensive loss from
cumulative foreign currency translation adjustments	(30,717)	(8,006)	(26,168)
Common stock held in treasury, at cost	(313,608)	(252,687)	(296,634)
Total stockholders’ equity	449,034	437,336	448,551
Total liabilities and stockholders’ equity	$705,288	$687,189	$714,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Retail merchandise sales	$110,454	$98,708
Pawn loan fees	48,654	47,638
Consumer loan and credit services fees	7,595	9,784
Wholesale scrap jewelry revenue	9,320	13,647
Total revenue	176,023	169,777

Cost of revenue:
Cost of retail merchandise sold	68,246	60,490
Consumer loan and credit services loss provision	997	1,743
Cost of wholesale scrap jewelry sold	8,009	11,088
Total cost of revenue	77,252	73,321

Net revenue	98,771	96,456

Expenses and other income:
Store operating expenses	52,321	48,492
Administrative expenses	13,838	13,329
Depreciation and amortization	4,547	4,272
Interest expense	4,020	1,436
Interest income	(344)	(81)
Total expenses and other income	74,382	67,448

Income from continuing operations before income taxes	24,389	29,008

Provision for income taxes	7,601	6,054

Income from continuing operations	16,788	22,954

Loss from discontinued operations, net of tax	—	(272)

Net income	$16,788	$22,682

Basic income per share:
Income from continuing operations	$0.59	$0.79
Loss from discontinued operations	—	(0.01)
Net income per basic share	$0.59	$0.78

Diluted income per share:
Income from continuing operations	$0.59	$0.78
Loss from discontinued operations	—	(0.01)
Net income per diluted share	$0.59	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$16,788	$22,682
Other comprehensive income (loss):
Currency translation adjustment, gross	(6,998)	(393)
Tax benefit	2,449	138
Comprehensive income	$12,239	$22,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(26,168)	11,200	$(296,634)	$448,551
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options	—	—	145	2	2,899	—	—	—	—	2,901
Income tax benefit from exercise of stock options	—	—	—	—	1,617	—	—	—	—	1,617
Share-based compensation expense	—	—	—	—	700	—	—	—	—	700
Net income	—	—	—	—	—	16,788	—	—	—	16,788
Currency translation adjustment, net of tax	—	—	—	—	—	—	(4,549)	—	—	(4,549)
Repurchases of treasury stock	—	—	—	—	—	—	—	336	(16,974)	(16,974)
Balance at 3/31/2015	—	$—	39,858	$399	$193,278	$599,682	$(30,717)	11,536	$(313,608)	$449,034

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

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2015	2014
Cash flow from operating activities:
Net income	$16,788	$22,682
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	79	213
Share-based compensation expense	700	550
Depreciation and amortization expense	4,547	4,272
Amortization of debt issuance costs	256	95
Deferred income taxes	640	451
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	480	154
Merchandise inventories	2,354	1,805
Prepaid expenses and other assets	1,070	(519)
Accounts payable and accrued expenses	(10)	(459)
Income taxes payable, current	526	(4,051)
Net cash flow provided by operating activities	27,430	25,193
Cash flow from investing activities:
Loan receivables, net of cash repayments	8,312	5,773
Purchases of property and equipment	(4,386)	(5,674)
Acquisitions of pawn stores, net of cash acquired	(1,550)	(4,889)
Net cash flow provided by (used in) investing activities	2,376	(4,790)
Cash flow from financing activities:
Borrowings from revolving credit facilities	21,555	2,500
Repayments of revolving credit facilities	(29,455)	(184,500)
Repayments of notes payable	—	(8,352)
Issuance of senior unsecured notes	—	200,000
Debt issuance costs paid	—	(5,508)
Purchases of treasury stock	(16,974)	—
Proceeds from exercise of share-based compensation awards	2,901	—
Income tax benefit from exercise of stock options	1,617	—
Net cash flow provided by (used in) financing activities	(20,356)	4,140
Effect of exchange rates on cash	(1,639)	(257)
Change in cash and cash equivalents	7,811	24,286
Cash and cash equivalents at beginning of the period	67,992	70,643
Cash and cash equivalents at end of the period	$75,803	$94,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2014, which is derived from audited financial statements, and the unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (together, the “Company”). All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report for the year ended December 31, 2014, on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2015. The condensed consolidated financial statements as of March 31, 2015 and 2014, and for the three month periods ended March 31, 2015 and 2014, are unaudited, but in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company manages its pawn and consumer loan operations under three operating segments: U.S. pawn operations, U.S. consumer loan operations and Mexico operations. The three operating segments have been aggregated into one reportable segment because they have similar economic characteristics and similar long-term financial performance metrics. Additionally, all three segments offer similar and overlapping products and services to a similar customer demographic, operate in similar regulatory environments and are supported by a single, centralized administrative support platform.

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

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2015 presentation.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures, however, it may impact the reporting of future discontinued operations if and when they occur.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016. In April 2015, the Financial Accounting Standards Board voted for a one-year deferral of the effective date of ASU 2014-09 and is expected to issue an exposure draft during the second quarter of 2015. The Company does not expect ASU 2014-09 to have a material effect on the Company’s current financial position or results of operations, however, it may impact the reporting of future financial statement disclosures.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company’s results of operations, however, it will impact future balance sheet presentation and financial statement disclosures related to the Company’s debt issuance costs.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$16,788	$22,954
Loss from discontinued operations	—	(272)
Net income for calculating basic and diluted earnings per share	$16,788	$22,682

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,402	28,952
Effect of dilutive securities:
Stock options and nonvested awards	218	390
Weighted-average common shares for calculating diluted earnings per share	28,620	29,342

Basic earnings per share:
Income from continuing operations	$0.59	$0.79
Loss from discontinued operations	—	(0.01)
Net income per basic share	$0.59	$0.78

Diluted earnings per share:
Income from continuing operations	$0.59	$0.78
Loss from discontinued operations	—	(0.01)
Net income per diluted share	$0.59	$0.77

Note 3 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes allow the Company to repurchase shares of its stock and to pay cash dividends within certain parameters.

Revolving Credit Facilities

At March 31, 2015, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2014 Credit Facility”) in the amount of $160,000,000, which matures in February 2019. At March 31, 2015, the Company had $14,500,000 outstanding under the 2014 Credit Facility and $145,500,000 was available for borrowings. The 2014 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The interest rate on amounts outstanding under the 2014 Credit Facility at March 31, 2015 was 2.69% based on the prevailing 30-day LIBOR rate. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters and requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the 2014 Credit Facility as of March 31, 2015. During the three months ended March 31, 2015, the Company made net payments of $7,900,000 on the 2014 Credit Facility.

On March 9, 2015, the Company entered into an agreement with a bank in Mexico to establish a revolving credit facility (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of March 31, 2015. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At March 31, 2015, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

Note 4 - Fair Value of Financial Instruments

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

The carrying value of the Company’s credit facilities (as described in Note 3) approximated fair value for all periods presented. The fair value of the Notes was approximately $206,000,000, $200,000,000 and $207,000,000 as of March 31, 2015, 2014 and December 31, 2014, respectively, compared to a carrying value of $200,000,000. These fair values have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 5 - Condensed Consolidating Guarantor Financial Statements

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

Condensed Consolidating Balance Sheet
March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,136	$2,481	$60,186	$—	$75,803
Pawn loan fees and service charges receivable	—	5,860	10,372	—	16,232
Pawn loans	—	47,433	66,873	—	114,306
Consumer loans, net	—	411	566	—	977
Inventories	—	30,718	51,836	—	82,554
Prepaid expenses and other current assets	1,647	—	2,145	(490)	3,302
Deferred tax assets	1,069	—	5,987	—	7,056
Total current assets	15,852	86,903	197,965	(490)	300,230

Property and equipment, net	3,916	50,099	58,572	—	112,587
Goodwill, net	—	158,568	117,977	—	276,545
Other non-current assets	5,711	4,518	5,249	—	15,478
Deferred tax assets	531	—	19,416	(19,499)	448
Intercompany receivable	—	—	172,866	(172,866)	—
Investments in subsidiaries	826,784	—	—	(826,784)	—
Total assets	$852,794	$300,088	$572,045	$(1,019,639)	$705,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$15,854	$6,850	$19,000	$—	$41,704
Income taxes payable	540	—	—	(490)	50
Total current liabilities	16,394	6,850	19,000	(490)	41,754

Revolving unsecured credit facilities	14,500	—	—	—	14,500
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	—	15,108	4,391	(19,499)	—
Intercompany payable	172,866	—	—	(172,866)	—
Total liabilities	403,760	21,958	23,391	(192,855)	256,254

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	399	—	—	—	399
Additional paid-in capital	193,278	—	—	—	193,278
Retained earnings	568,965	278,130	579,371	(826,784)	599,682
Accumulated other comprehensive loss	—	—	(30,717)	—	(30,717)
Common stock held in treasury, at cost	(313,608)	—	—	—	(313,608)
Total stockholders’ equity	449,034	278,130	548,654	(826,784)	449,034
Total liabilities and stockholders’ equity	$852,794	$300,088	$572,045	$(1,019,639)	$705,288

Condensed Consolidating Balance Sheet
March 31, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$51,606	$2,812	$40,511	$—	$94,929
Pawn loan fees and service charges receivable	—	6,278	10,261	—	16,539
Pawn loans	—	47,361	66,577	—	113,938
Consumer loans, net	—	518	721	—	1,239
Inventories	—	29,770	42,509	—	72,279
Prepaid expenses and other current assets	1,365	—	1,060	—	2,425
Deferred tax assets	906	—	4,284	—	5,190
Total current assets	53,877	86,739	165,923	—	306,539

Property and equipment, net	4,025	47,687	58,170	—	109,882
Goodwill, net	—	152,981	101,809	—	254,790
Other non-current assets	6,805	4,037	5,136	—	15,978
Deferred tax assets	—	—	7,249	(7,249)	—
Intercompany receivable	—	—	161,272	(161,272)	—
Investments in subsidiaries	748,735	—	—	(748,735)	—
Total assets	$813,442	$291,444	$499,559	$(917,256)	$687,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$12,064	$7,217	$17,903	$—	$37,184
Income taxes payable	1,887	—	1,490	—	3,377
Total current liabilities	13,951	7,217	19,393	—	40,561

Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	883	10,689	4,969	(7,249)	9,292
Intercompany payable	161,272	—	—	(161,272)	—
Total liabilities	376,106	17,906	24,362	(168,521)	249,853

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	394	—	—	—	394
Additional paid-in capital	177,225	—	—	—	177,225
Retained earnings	512,404	273,538	483,203	(748,735)	520,410
Accumulated other comprehensive loss	—	—	(8,006)	—	(8,006)
Common stock held in treasury, at cost	(252,687)	—	—	—	(252,687)
Total stockholders’ equity	437,336	273,538	475,197	(748,735)	437,336
Total liabilities and stockholders’ equity	$813,442	$291,444	$499,559	$(917,256)	$687,189

Condensed Consolidating Balance Sheet
December 31, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,799	$2,906	$57,287	$—	$67,992
Pawn loan fees and service charges receivable	—	7,120	9,806	—	16,926
Pawn loans	—	55,709	62,827	—	118,536
Consumer loans, net	—	655	586	—	1,241
Inventories	—	35,206	55,882	—	91,088
Prepaid expenses and other current assets	1,881	—	3,089	—	4,970
Deferred tax assets	1,069	—	6,053	—	7,122
Total current assets	10,749	101,596	195,530	—	307,875

Property and equipment, net	3,997	50,184	59,569	—	113,750
Goodwill, net	—	158,308	118,574	—	276,882
Other non-current assets	5,967	4,744	5,457	—	16,168
Deferred tax assets	—	—	17,127	(17,127)	—
Intercompany receivable	—	—	170,132	(170,132)	—
Investments in subsidiaries	837,486	—	—	(837,486)	—
Total assets	$858,199	$314,832	$566,389	$(1,024,745)	$714,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$16,940	$6,459	$19,160	$—	$42,559
Total current liabilities	16,940	6,459	19,160	—	42,559

Revolving unsecured credit facility	22,400	—	—	—	22,400
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	176	14,069	4,047	(17,127)	1,165
Intercompany payable	170,132	—	—	(170,132)	—
Total liabilities	409,648	20,528	23,207	(187,259)	266,124

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	397	—	—	—	397
Additional paid-in capital	188,062	—	—	—	188,062
Retained earnings	556,726	294,304	569,350	(837,486)	582,894
Accumulated other comprehensive loss	—	—	(26,168)	—	(26,168)
Common stock held in treasury, at cost	(296,634)	—	—	—	(296,634)
Total stockholders’ equity	448,551	294,304	543,182	(837,486)	448,551
Total liabilities and stockholders’ equity	$858,199	$314,832	$566,389	$(1,024,745)	$714,675

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$37,576	$72,878	$—	$110,454
Pawn loan fees	—	19,269	29,385	—	48,654
Consumer loan and credit services fees	—	6,944	651	—	7,595
Wholesale scrap jewelry revenue	—	4,828	4,492	—	9,320
Total revenue	—	68,617	107,406	—	176,023

Cost of revenue:
Cost of retail merchandise sold	—	21,459	46,787	—	68,246
Consumer loan and credit services loss provision	—	921	76	—	997
Cost of wholesale scrap jewelry sold	—	4,417	3,592	—	8,009
Total cost of revenue	—	26,797	50,455	—	77,252

Net revenue	—	41,820	56,951	—	98,771

Expenses and other income:
Store operating expenses	—	20,423	31,898	—	52,321
Administrative expenses	6,572	—	7,266	—	13,838
Depreciation and amortization	219	1,521	2,807	—	4,547
Interest expense	4,020	—	—	—	4,020
Interest income	(1)	—	(343)	—	(344)
Total expenses and other income	10,810	21,944	41,628	—	74,382

Income (loss) before income taxes	(10,810)	19,876	15,323	—	24,389

Provision for income taxes	(3,718)	7,354	3,965	—	7,601

Net income (loss)	$(7,092)	$12,522	$11,358	$—	$16,788
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(4,549)	—	(4,549)
Comprehensive income (loss)	$(7,092)	$12,522	$6,809	$—	$12,239

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$37,358	$61,350	$—	$98,708
Pawn loan fees	—	19,466	28,172	—	47,638
Consumer loan and credit services fees	—	8,963	821	—	9,784
Wholesale scrap jewelry revenue	—	7,507	6,140	—	13,647
Total revenue	—	73,294	96,483	—	169,777

Cost of revenue:
Cost of retail merchandise sold	—	21,136	39,354	—	60,490
Consumer loan and credit services loss provision	—	1,565	178	—	1,743
Cost of wholesale scrap jewelry sold	—	6,119	4,969	—	11,088
Total cost of revenue	—	28,820	44,501	—	73,321

Net revenue	—	44,474	51,982	—	96,456

Expenses and other income:
Store operating expenses	—	21,187	27,305	—	48,492
Administrative expenses	7,051	—	6,278	—	13,329
Depreciation and amortization	265	1,475	2,532	—	4,272
Interest expense	1,436	—	—	—	1,436
Interest income	(4)	—	(77)	—	(81)
Total expenses and other income	8,748	22,662	36,038	—	67,448

Income (loss) from continuing operations before income taxes	(8,748)	21,812	15,944	—	29,008

Provision for income taxes	(6,497)	7,634	4,917	—	6,054

Income (loss) from continuing operations	(2,251)	14,178	11,027	—	22,954

Loss from discontinued operations, net of tax	—	—	(272)	—	(272)
Net income (loss)	$(2,251)	$14,178	$10,755	$—	$22,682
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(255)	—	(255)
Comprehensive income (loss)	$(2,251)	$14,178	$10,500	$—	$22,427

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$23,097	$(10,584)	$14,917	$—	$27,430
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	11,857	(3,545)	—	8,312
Purchases of property and equipment	(138)	(1,179)	(3,069)	—	(4,386)
Acquisitions of pawn stores, net of cash acquired	—	(519)	(1,031)	—	(1,550)
Investing activity with subsidiaries	2,734	—	(2,734)	—	—
Net cash flow provided by (used in) investing activities	2,596	10,159	(10,379)	—	2,376
Cash flow from financing activities:
Borrowings from revolving credit facilities	21,555	—	—	—	21,555
Repayments of revolving credit facilities	(29,455)	—	—	—	(29,455)
Purchases of treasury stock	(16,974)	—	—	—	(16,974)
Proceeds from exercise of share-based compensation awards	2,901	—	—	—	2,901
Income tax benefit from exercise of stock options	1,617	—	—	—	1,617
Net cash flow used in financing activities	(20,356)	—	—	—	(20,356)
Effect of exchange rates on cash	—	—	(1,639)	—	(1,639)
Change in cash and cash equivalents	5,337	(425)	2,899	—	7,811
Cash and cash equivalents at beginning of the period	7,799	2,906	57,287	—	67,992
Cash and cash equivalents at end of the period	$13,136	$2,481	$60,186	$—	$75,803

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$18,449	$(8,648)	$15,392	$—	$25,193
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	13,611	(7,838)	—	5,773
Purchases of property and equipment	(135)	(1,502)	(4,037)	—	(5,674)
Acquisitions of pawn stores, net of cash acquired	—	(4,889)	—	—	(4,889)
Investing activity with subsidiaries	4,478	—	(4,478)	—	—
Net cash flow provided by (used in) investing activities	4,343	7,220	(16,353)	—	(4,790)
Cash flow from financing activities:
Borrowings from revolving credit facilities	2,500	—	—	—	2,500
Repayments of revolving credit facilities	(184,500)	—	—	—	(184,500)
Repayments of notes payable	(8,352)	—	—	—	(8,352)
Issuance of senior notes	200,000	—	—	—	200,000
Debt issuance costs paid	(5,508)	—	—	—	(5,508)
Net cash flow provided by financing activities	4,140	—	—	—	4,140
Effect of exchange rates on cash	—	—	(257)	—	(257)
Change in cash and cash equivalents	26,932	(1,428)	(1,218)	—	24,286
Cash and cash equivalents at beginning of the period	24,674	4,240	41,729	—	70,643
Cash and cash equivalents at end of the period	$51,606	$2,812	$40,511	$—	$94,929

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

GENERAL

The Company is a leading operator of retail-based pawn stores in the United States and Mexico. The Company’s pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for approximately 96% of the Company’s consolidated revenue from continuing operations during the three months ended March 31, 2015 compared to 94% during the three months ended March 31, 2014.

The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans that the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company records merchandise sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 4% of consolidated revenue from continuing operations during the three months ended March 31, 2015 compared to 6% during the three months ended March 31, 2014, and was derived primarily from credit services fees.

The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the Company’s credit services organization program (“CSO Program”) and consumer loans are based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. For an additional discussion of the credit loss provision and related allowances and accruals, see “—Results of Continuing Operations.”

Stores included in the same-store calculations presented in this quarterly report are those stores that were opened prior to the beginning of the prior-year comparative period and remained open through the end of the measurement period. Also included are stores that were relocated during the year within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise stated, non-retail sales of scrap jewelry are included in same-store revenue calculations.

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

The Company’s business is subject to seasonal variations, therefore operating results for the current quarter are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

OPERATIONS AND LOCATIONS

As of March 31, 2015, the Company had 1,011 store locations in 13 U.S. states and 29 states in Mexico, which represents a net store-count increase of 10% over the number of stores at March 31, 2014. During the first quarter of 2015, the Company had net store growth of six locations, with a total of 17 new store locations added.

The following table details store openings for the three months ended March 31, 2015:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	255	11	65	331
Locations acquired	2	—	—	2
Locations closed or consolidated	(1)	—	(7)	(8)
Total locations, end of period	256	11	58	325

International:
Total locations, beginning of period	629	17	28	674
New locations opened	15	—	—	15
Locations closed or consolidated	(1)	(2)	—	(3)
Total locations, end of period	643	15	28	686

Total:
Total locations, beginning of period	884	28	93	1,005
New locations opened	15	—	—	15
Locations acquired	2	—	—	2
Locations closed or consolidated	(2)	(2)	(7)	(11)
Total locations, end of period	899	26	86	1,011

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At March 31, 2015, 128 of the U.S. large format pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2014 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2015.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from an independent third-party lender as of March 31, 2015 as compared to March 31, 2014 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at March 31,				Constant Currency
	2015	2014	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$58,278	$55,239	$3,039	6%	6%
CSO credit extensions held by independent third-party (1)	7,270	9,248	(1,978)	(21)%	(21)%
Other consumer loans	526	633	(107)	(17)%	(17)%
	66,074	65,120	954	1%	1%
International:
Pawn loans	56,028	58,699	(2,671)	(5)%	11%
Other consumer loans	451	606	(155)	(26)%	(14)%
	56,479	59,305	(2,826)	(5)%	10%
Total:
Pawn loans	114,306	113,938	368	—%	8%
CSO credit extensions held by independent third-party (1)	7,270	9,248	(1,978)	(21)%	(21)%
Other consumer loans	977	1,239	(262)	(21)%	(15)%
	$122,553	$124,425	$(1,872)	(2)%	6%
Pawn inventories:
Domestic pawn inventories	$44,124	$35,289	$8,835	25%	25%
International pawn inventories	38,430	36,990	1,440	4%	20%
	$82,554	$72,279	$10,275	14%	23%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by an independent third-party lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

The following table details the composition of pawn collateral and the average outstanding pawn loan receivable as of March 31, 2015 as compared to March 31, 2014 (unaudited).

	Balance at March 31,
	2015	2014
Composition of pawn collateral:
Domestic pawn loans:
General merchandise	44%	42%
Jewelry	56%	58%
	100%	100%
International pawn loans:
General merchandise	89%	88%
Jewelry	11%	12%
	100%	100%
Total pawn loans:
General merchandise	66%	65%
Jewelry	34%	35%
	100%	100%

Average outstanding pawn loan amount:
Domestic pawn loans	$172	$173
International pawn loans (1)	64	69
Total pawn loans (1)	94	98

(1)	Decline in average outstanding pawn loan is primarily due to the decline in the Mexican peso to U.S. dollar exchange rate in 2015.

Three Months Ended March 31, 2015 Compared To The Three Months Ended March 31, 2014

The following table details the components of the Company’s revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 13%, from 13.2 to 1 during the first quarter of 2014 to 14.9 to 1 during the first quarter of 2015. The end-of-period value of the Mexican peso to the U.S. dollar decreased 16% from 13.1 to 1 at March 31, 2014 to 15.2 to 1 at March 31, 2015. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of March 31, 2015 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information—Constant Currency Results” below.

	Three Months Ended				Increase/(Decrease)
	March 31,				Constant Currency
	2015	2014	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$52,006	$45,575	$6,431	14%	14%
Pawn loan fees	23,906	22,902	1,004	4%	4%
Consumer loan and credit services fees	7,064	9,112	(2,048)	(22)%	(22)%
Wholesale scrap jewelry revenue	5,738	8,543	(2,805)	(33)%	(33)%
	88,714	86,132	2,582	3%	3%
International revenue:
Retail merchandise sales	58,448	53,133	5,315	10%	24%
Pawn loan fees	24,748	24,736	12	—%	13%
Consumer loan and credit services fees	531	672	(141)	(21)%	(11)%
Wholesale scrap jewelry revenue	3,582	5,104	(1,522)	(30)%	(30)%
	87,309	83,645	3,664	4%	17%
Total revenue:
Retail merchandise sales	110,454	98,708	11,746	12%	19%
Pawn loan fees	48,654	47,638	1,016	2%	9%
Consumer loan and credit services fees	7,595	9,784	(2,189)	(22)%	(22)%
Wholesale scrap jewelry revenue	9,320	13,647	(4,327)	(32)%	(32)%
	$176,023	$169,777	$6,246	4%	10%

Domestic revenue accounted for approximately 50% of the total revenue for the current quarter, while international revenue (from Mexico) accounted for 50% of total revenue.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 12% (19% on a constant currency basis) to $110,454,000 during the first quarter of 2015 compared to $98,708,000 for the first quarter of 2014. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools) offset by a decrease in scrap jewelry inventories. During the first quarter of 2015, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 38% compared to a gross profit margin of 39% on retail merchandise sales during the first quarter of 2014, which is consistent with the continued shift in the Company's consolidated retail product mix toward general merchandise inventory that carries slightly lower margins than retail jewelry items.
Pawn inventories increased from $72,279,000 at March 31, 2014 to $82,554,000 at March 31, 2015, largely as a result of the 12% increase in the weighted-average store count, which included certain acquired stores that carried significant levels of inventory and the maturation of existing stores. At March 31, 2015, the Company’s pawn inventories, at cost, were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools and 19% other. At March 31, 2014, the Company’s pawn inventories, at cost, were composed of: 33% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools and 16% other. At March 31, 2015, 94% of total inventories, at cost, had been held for one year or less, while 6% had been held for more than one year. At March 31, 2014, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year. The increase in aged inventory (inventory held for more than one year) is primarily a result of recent acquisition activity. Excluding stores acquired within the last 12 months, aged inventories represented 4% of total inventories at March 31, 2015.

Pawn Lending Operations

Pawn loan fees increased 2% (9% on a constant currency basis) to $48,654,000 during the first quarter of 2015 compared to $47,638,000 for the first quarter of 2014. Consolidated pawn receivables, as of March 31, 2015, were flat (8% increase on a constant currency basis) compared to March 31, 2014. The increase in constant currency pawn fees and receivables was primarily due to store additions. Mexico same-store pawn receivables increased 1% (constant currency basis) while U.S. same-store pawn receivables declined 3% from March 31, 2014 to March 31, 2015.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 22% (on a reported and constant currency basis) to $7,595,000 during the first quarter of 2015 compared to $9,784,000 for the first quarter of 2014. The Company attributes the decrease in part to increased competition and additional regulatory restrictions in many markets where the Company’s payday lending operations are focused. Consumer/payday loan-related products comprised 4% of total revenue for the first quarter of 2015 compared to 6% for the first quarter of 2014.

The Company’s consumer loan and credit services credit loss provision of $997,000 was 13% of consumer loan and credit services fee revenue during the first quarter of 2015 compared to $1,743,000, or 18%, during the first quarter of 2014. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $343,000, or 4.5% of the gross loan balance, at March 31, 2015 compared to $440,000, or 4.5% of the gross loan balance, at March 31, 2014, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $62,000, or 6.0% of the gross loan balance, at March 31, 2015 compared to $72,000, or 5.5% of the gross loan balance, at March 31, 2014.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 32% to $9,320,000 during the first quarter of 2015 compared to $13,647,000 for the first quarter of 2014. Wholesale scrap jewelry revenue during the three months ended March 31, 2015 consisted primarily of gold sales, of which approximately 6,500 ounces were sold at an average selling price of $1,199 per ounce compared to approximately 8,900 ounces of gold sold at an average selling price of $1,304 per ounce in the prior-year period. The volume of liquidated scrap jewelry during the first quarter of 2015 decreased 27% compared to the first quarter of 2014, reflecting the continued decline in customers selling gold to the Company. Gross profit from wholesale scrap jewelry operations decreased 49% (63% on a constant currency basis) to $1,311,000 during first quarter of 2015 compared to $2,559,000 during the first quarter of 2014. The scrap gross profit margin was 14% compared to the prior-year margin of 19%. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the first quarter of 2015 compared to 3% in the first quarter of 2014. The average market price of gold during the first quarter of 2015 decreased 6% compared to the first quarter of 2014, while the ending price at March 31, 2015 decreased 8% compared to March 31, 2014. The Company’s exposure to gold price risk is described in detail in the Company’s 2014 annual report on Form 10-K.

Combined Revenue Results

The increase in quarter-over-quarter total revenue of 4% (10% on a constant currency basis) reflected a 9% increase (16% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired since January 1, 2014 increased by $8,125,000 in Mexico and $10,897,000 in the United States in the first quarter of 2015 compared to the first quarter of 2014.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company’s same-store core revenue from retail sales and pawn fees increased 3% on a consolidated, constant currency basis from the first quarter of 2014 to the first quarter of 2015. Same-store core sales in Mexico increased 9% (constant currency basis), offset by a decrease in same-store core sales of 3% in the U.S. as compared to the prior-year period. Same-store wholesale scrap jewelry revenue decreased 39% in total, reflecting lower gold prices and reduced volumes from customers selling gold to the Company. The Company believes it will continue to experience overall growth in pawn revenue in fiscal 2015 from acquisitions, the opening of new stores and maturation of existing stores.

Store Operating Expenses

Store operating expenses increased by 8% to $52,321,000 during the first quarter of 2015 compared to $48,492,000 during the first quarter of 2014, primarily as a result of a 12% increase in the weighted-average store count, which included a number of large, mature stores added through acquisitions, partially offset by a slight decline in same-store operating expenses, on a constant currency basis, and a 13% year-over-year decline in the average value of the Mexican peso.

The net store profit contribution from continuing operations for the first quarter of 2015 was $42,663,000, which equates to a store-level operating margin of 24% compared to $44,421,000 and 26% in the prior-year quarter, respectively. The decline in the store-level operating margin related primarily to a 49% decrease (63% on a constant currency basis) in net revenue from wholesale scrap jewelry.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 4% to $13,838,000 during the first quarter of 2015 compared to $13,329,000 during the first quarter of 2014, primarily as a result of a 12% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. This increase was offset by a 13% decline in the average value of the Mexican peso. As a percentage of revenue, administrative expenses remained consistent at 8% during the first quarter of 2014 and the first quarter of 2015.

Interest expense increased to $4,020,000 in the first quarter of 2015 compared to $1,436,000 for the first quarter of 2014, primarily due to the issuance of the Company’s 6.75% senior notes in March 2014 and, to a lesser extent, an increase in the amount outstanding on the Company’s 2014 Credit Facility, as defined below. See “—Liquidity and Capital Resources.”

For the first quarter of 2015 and 2014, the Company’s effective federal income tax rates were 31.2% and 20.9%, respectively. In 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return (the “Tax Restructuring”) and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. The Company recognized an estimated non-recurring net income tax benefit of $3,669,000 during the first quarter of 2014 as the result of a change in its estimated U.S. federal liability associated with the Tax Restructuring. Excluding the non-recurring net benefit, the consolidated tax rate for the first quarter of 2014 was 33.5%. The Company expects the effective rate for the remainder of 2015 to be approximately 31% to 32%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 26% to $16,788,000 during the first quarter of 2015 compared to $22,682,000 during the first quarter of 2014, primarily as a result of the weaker value of the Mexican peso versus the U.S. dollar, continued declines in non-core jewelry scrapping and non-core payday lending operations and an increase in interest expense due to the issuance of the Company’s 6.75% senior notes. In addition, the comparable first quarter 2014 earnings included a non-recurring tax benefit of $3,669,000. Comprehensive income decreased 45% to $12,239,000 during the first quarter of 2015 compared to $22,427,000 during the first quarter of 2014, primarily as a result of the March 31, 2015 foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the Company’s primary sources of liquidity were $75,803,000 in cash and cash equivalents, $155,500,000 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $131,515,000 in customer loans and $82,554,000 in inventories. As of March 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $59,555,000. The Company had working capital of $258,476,000 as of March 31, 2015 and total equity exceeded liabilities by a ratio of 1.8 to 1.

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2014. The Notes allow the Company to repurchase shares of its stock and to pay cash dividends within certain parameters.

At March 31, 2015, the Company maintained a line of credit with a group of U.S. based commercial lenders (the "2014 Credit Facility") in the amount of $160,000,000, which matures in February 2019. At March 31, 2015, the Company had $14,500,000 outstanding under the 2014 Credit Facility and $145,500,000 was available for borrowings. The 2014 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The interest rate on amounts outstanding under the 2014 Credit Facility at March 31, 2015 was 2.69% based on the prevailing 30-day LIBOR rate. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters and requires the Company to maintain certain financial ratios and comply with certain financial covenants.

The Company was in compliance with the requirements and covenants of the 2014 Credit Facility as of March 31, 2015, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant. During the three months ended March 31, 2015, the Company made net payments of $7,900,000 on the 2014 Credit Facility.

On March 9, 2015, the Company entered into an agreement with a bank in Mexico to establish a revolving credit facility (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of March 31, 2015, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At March 31, 2015, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses, administrative expenses, tax rates and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes that cash on hand, the borrowings available under its credit facilities, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next 12 months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, dollar amounts in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cash flow provided by operating activities	$27,430	$25,193
Cash flow provided by (used in) investing activities	$2,376	$(4,790)
Cash flow provided by (used in) financing activities	$(20,356)	$4,140

	Balance at March 31,
	2015	2014
Working capital	$258,476	$265,978
Current ratio	7.19:1	7.56:1
Leverage ratio (trailing twelve months)	1.5:1	1.4:1
Liabilities to equity ratio	57%	57%
Inventory turns (trailing twelve months)	3.6x	3.6x

Net cash provided by operating activities increased $2,237,000, or 9%, from $25,193,000 for the three months ended March 31, 2014 to $27,430,000 for the three months ended March 31, 2015, due primarily to the change in income taxes payable and other net changes in certain operating assets and liabilities (as noted in the consolidated statements of cash flows), offset by a decrease in net income of $5,894,000.

Net cash provided by investing activities increased $7,166,000, or 150%, from net cash used in investing activities of $4,790,000 for the three months ended March 31, 2014 to net cash provided by investing activities of $2,376,000 for the three months ended March 31, 2015. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $1,550,000 in cash related to acquisitions during the three months ended March 31, 2015 compared to $4,889,000 in the prior-year period. The Company received net repayments on loan receivables of $8,312,000 during the three months ended March 31, 2015 compared to $5,773,000 during the three months ended March 31, 2014.

Net cash used in financing activities increased $24,496,000, or 592%, from net cash provided by financing activities of $4,140,000 for the three months ended March 31, 2014 to net cash used in financing activities of $20,356,000 for the three months ended March 31, 2015. Net payments on the Company’s prior credit facility and the 2014 Credit Facility were $182,000,000 during the three months ended March 31, 2014 compared to $7,900,000 paid on the 2014 Credit Facility during the three months ended March 31, 2015, and the Company paid $1,410,000 of debt issuance costs related to the 2014 Credit Facility during the three months ended March 31, 2014. The Company received proceeds from the offering of the Notes of $200,000,000 and paid $4,098,000 of related debt issuance costs during the three months ended March 31, 2014. The Company repurchased its common stock ($16,974,000 during the first three months of 2015 compared to no repurchases during the first three months of 2014), and realized proceeds from the exercise of stock options and the related tax benefit of $4,518,000 during the three months ended March 31, 2015 compared to no stock options exercised during the three months ended March 31, 2014.

During the three months ended March 31, 2015, the Company opened 15 new pawn stores in Mexico and acquired two pawn stores in the United States. The purchase price of the 2015 acquisitions, net of cash acquired, was $1,175,000 and was composed of $1,125,000 in cash paid at closing and an additional $50,000 payable on or before May 2015. During the three months ended March 31, 2015, the Company paid $425,000 of amounts payable related to previous acquisitions. The Company funded $4,386,000 in capital expenditures, primarily for new stores, during the three months ended March 31, 2015 and expects to fund capital expenditures at a similar annualized rate in the remainder of 2015. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2015 included net cash flow from operating activities of $27,430,000 for the three months ended March 31, 2015.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2015, the Company expects to add approximately 75 to 90 stores. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2015.

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

In January 2015, the Company’s Board of Directors authorized a new repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2015, the Company repurchased 336,000 shares of its common stock at an aggregate cost of $16,974,000 at an average price of $50.58 per share and 1,664,000 shares remain available for repurchase under the repurchase program. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

Non-GAAP Financial Information

The Company uses certain financial calculations such as EBITDA from continuing operations, free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than generally accepted accounting principles (“GAAP”), primarily by excluding from a comparable GAAP measure certain items that the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in SEC rules. The Company uses these financial calculations in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating EBITDA from continuing operations, free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA from continuing operations, free cash flow and constant currency results as presented may not be comparable to other similarly titled measures of other companies.

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$16,788	$22,682	$79,272	$86,264
Adjustments:
Income taxes	7,601	6,054	33,089	30,781
Depreciation and amortization	4,547	4,272	17,751	16,008
Interest expense	4,020	1,436	16,111	4,209
Interest income	(344)	(81)	(945)	(256)
EBITDA	$32,612	$34,363	$145,278	$137,006
Loss from discontinued operations, net of tax	—	272	—	989
EBITDA from continuing operations	$32,612	$34,635	$145,278	$137,995

EBITDA from continuing operations margin calculated as follows:
Total revenue from continuing operations	$176,023	$169,777	$719,123	$670,713
EBITDA from continuing operations	$32,612	$34,635	$145,278	$137,995
EBITDA from continuing operations as a percentage of revenue	19%	20%	20%	21%

Leverage ratio (indebtedness divided by EBITDA from continuing operations):
Indebtedness			$214,500	$200,000
EBITDA from continuing operations			$145,278	$137,995
Leverage ratio			1.5:1	1.4:1

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

	Trailing Twelve Months Ended
	March 31,
	2015	2014
Cash flow from operating activities, including discontinued operations	$99,916	$106,717
Cash flow from investing activities:
Loan receivables	69	2,226
Purchases of property and equipment	(22,666)	(27,642)
Free cash flow	$77,319	$81,301

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Pawn scrap jewelry in Mexico is sold in U.S. dollars and, accordingly, does not require a constant currency adjustment. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 13.1 Mexican pesos / U.S. dollar at March 31, 2014 was used compared to the exchange rate of 15.2 Mexican pesos / U.S. dollar at March 31, 2015. For income statement items, the average exchange rate for the prior-year quarter ended March 31, 2014 of 13.2 Mexican pesos / U.S. dollar was used compared to the current quarter rate of 14.9 Mexican pesos / U.S. dollar.

Regulatory Developments

The Company is subject to significant regulation of its pawn, consumer loan and general business operations in all of the jurisdictions in which it operates. These regulations are implemented through various laws, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the United States and Mexico. These regulatory bodies often have broad discretionary authority in the establishment, interpretation and enforcement of such regulations. These regulations are often subject to change, sometimes significantly, as a result of political, economic or social trends, events and media perceptions.

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service and/or interest rates that may be charged and collected. In many jurisdictions, in both the United States and Mexico, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of, pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things.

In both the United States and Mexico, governmental action to further restrict or even prohibit pawn loans and transactions or small consumer loans, such as payday advances and credit services products, has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media. The consumer groups and media typically focus on the aggregated cost to a consumer for pawn and consumer loans, which is typically higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. They also focus on affordability issues such as the borrower’s ability to repay such loans, and real or perceived patterns of sustained or cyclical usage of pawn and consumer lending products. The consumer groups and media articles often characterize pawn and especially payday lending activities as unfair or potentially abusive to consumers. During the last few years, in both the United States and Mexico, legislation or ordinances (on federal, state and municipal levels) have been introduced or enacted to prohibit, restrict or further regulate pawn loans and related transactions, including acceptance of pawn collateral, sale of merchandise, payday loans, consumer loans, credit services and related service fees. In addition, regulatory authorities in various levels of government in the United States and Mexico have and will likely continue to propose or publicly address new or expanded regulations that would prohibit or further restrict pawn and consumer lending activities, or other related pawn transactions. Existing regulations and recent regulatory developments are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2014. This information is supplemented with the discussion provided in the following paragraphs.

As described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2014, the U.S. Federal Consumer Financial Protection Bureau (“CFPB”) continues to focus on the small consumer loan market. In March 2015, the CFPB published proposed rules significantly affecting payday loans, vehicle title loans, deposit advance products, high-cost installment and open ended loans, lines of credit and other loans (“Proposed Rules”). The Proposed Rules, among other things, require lenders to perform a debt-to-income and repayment analysis of the consumer i.e. to ensure consumers can afford the loans and ultimately repay them without incurring increasing costs. The Proposed Rules offer two different approaches - prevention and protection. Under the prevention method, lenders would have to determine at the outset that the consumer is not taking on unaffordable debt. Under the protection method, lenders would have to comply with various restrictions designed to ensure that consumers can affordably repay their debt. Lenders may choose which set of requirements to follow. Both proposed approaches, however, include a cooling off period between loans, which is generally 60 days and cap the number of rollovers at two (three loans total) requiring that the principal decrease with each rollover loan so that it is repaid after the third loan, or that the lender provide a no-cost “off-ramp” after the third loan to allow the consumer to pay the loan off over time without further fees. For each loan under these requirements, the debt could not exceed $500, carry more than one finance charge, or require the consumer’s vehicle as collateral. The Proposed Rules would also restrict lenders from attempting to collect payment from consumers’ bank accounts in ways that are perceived to be unfair or excessive. As stated in the Proposed Rules, the CFPB is not currently considering proposals that would impose new federal regulatory requirements on certain categories of loans, including non-recourse pawn loans with a contractual duration of 45 days or less where the lender takes possession of the collateral. The CFPB published the Proposed Rules in preparation for convening a Small Business Review Panel to gather feedback from industry experts, small lenders, and the business community which is the next step in the rulemaking process. The Proposed Rules are not final and could change significantly. The effective date for implementation of the Proposed Rules in their final form, while not certain, is not expected until early in fiscal 2017 or later. Therefore, it is not possible at the current time to accurately predict the ultimate scope, extent, nature, timing or effect of the proposals currently under consideration or future CFPB rules. Fiscal 2014 domestic consumer loan and credit services fees revenue recorded by the Company was $34,051,000 and at March 31, 2015, the Company had $7,913,000 of goodwill related to consumer loan stores.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2014 annual report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company’s exposure to market risks since December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2014 annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2014 annual report on Form 10-K. These factors are supplemented by those discussed under “Regulatory Developments” in Part I, Item 2 of this report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2014 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2015 through March 31, 2015, the Company issued 145,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,518,000 (including income tax benefit). During the period from January 1, 2015 through March 31, 2015, the Company granted a total of 45,000 nonvested shares of restricted common stock to certain executives of the Company. A total of 43,000 previously granted restricted shares vested and were issued during the period from January 1, 2015 through March 31, 2015.

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

In January 2015, the Company’s Board of Directors authorized a repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2015, the Company repurchased 336,000 shares of its common stock at an aggregate cost of $16,974,000 at an average price of $50.58 per share and 1,664,000 shares remain available for repurchase under the repurchase program. Under its new share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time. The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the three months ended March 31, 2015:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2015	79,600	$49.94	79,600	1,920,400
February 1 through February 28, 2015	256,002	50.78	256,002	1,664,398
March 1 through March 31, 2015	—	—	—	1,664,398
Total	335,602	$50.58	335,602

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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2015, filed with the SEC on April 22, 2015, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2015, March 31, 2014 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and March 31, 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: April 22, 2015	FIRST CASH FINANCIAL SERVICES, INC.
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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2015, filed with the SEC on April 22, 2015, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2015, March 31, 2014 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and March 31, 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.
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