Form 10-Q
period 2015-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2015-07-22
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of July 20, 2015, there were 27,997,019 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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
Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, the impact of new or existing regulations, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, currency exchange rates, future share repurchases and the price of gold and the impacts thereof, earnings and related transaction expenses from acquisitions and mergers, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

•	changes in regional, national or international economic conditions, including inflation rates, unemployment rates and energy prices;

•	changes in foreign currency exchange rates and the Mexican peso to U.S. dollar exchange rate in particular;

•	changes in consumer demand, including purchasing, borrowing and repayment behaviors;

•	changes in pawn forfeiture rates and credit loss provisions;

•	changes in the market value of pawn collateral and merchandise inventories, including gold prices and the value of consumer electronics and other products;

•	changes or increases in competition;

•	the ability to locate, open and staff new stores and successfully integrate acquisitions;

•	the availability or access to sources of used merchandise inventory;

•	changes in credit markets, interest rates and the ability to establish, renew and/or extend the Company’s debt financing;

•	the ability to maintain banking relationships for treasury services and processing of certain consumer lending transactions;

•	the ability to hire and retain key management personnel;

•
new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting pawn businesses, consumer loan businesses and credit services organizations (in both the United States and Mexico), including administrative or legal interpretations thereto;

•	risks and uncertainties related to foreign operations in Mexico;

•	changes in import/export regulations and tariffs or duties;

•	changes in banking, anti-money laundering or gun control regulations;

•	unforeseen litigation or regulatory investigations;

•	changes in tax rates or policies in the U.S. and Mexico;

•	inclement weather, natural disasters and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements; and

•	future business decisions.

These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2014 annual report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2015, including the risks described in the “Risk Factors” section of the Company’s annual report. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$77,430	$84,055	$67,992
Pawn loan fees and service charges receivable	17,611	17,808	16,926
Pawn loans	124,969	123,901	118,536
Consumer loans, net	1,070	1,339	1,241
Inventories	88,080	77,587	91,088
Prepaid expenses and other current assets	3,853	1,724	4,970
Deferred tax assets	7,009	5,348	7,122
Total current assets	320,022	311,762	307,875

Property and equipment, net	111,754	112,488	113,750
Goodwill, net	300,378	254,918	276,882
Other non-current assets	15,174	15,559	16,168
Deferred tax assets	2,246	—	—
Total assets	$749,574	$694,727	$714,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$39,496	$42,400	$42,559
Income taxes payable	1,333	—	—
Total current liabilities	40,829	42,400	42,559

Revolving unsecured credit facilities	56,000	—	22,400
Senior unsecured notes	200,000	200,000	200,000
Deferred tax liabilities	—	9,970	1,165
Total liabilities	296,829	252,370	266,124

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	399	394	397
Additional paid-in capital	193,977	178,978	188,062
Retained earnings	613,021	536,425	582,894
Accumulated other comprehensive loss from
cumulative foreign currency translation adjustments	(35,044)	(7,439)	(26,168)
Common stock held in treasury, at cost	(319,608)	(266,001)	(296,634)
Total stockholders’ equity	452,745	442,357	448,551
Total liabilities and stockholders’ equity	$749,574	$694,727	$714,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Retail merchandise sales	$105,625	$97,188	$216,079	$195,896
Pawn loan fees	47,583	47,555	96,237	95,193
Consumer loan and credit services fees	6,710	8,416	14,305	18,200
Wholesale scrap jewelry revenue	7,705	12,167	17,025	25,814
Total revenue	167,623	165,326	343,646	335,103

Cost of revenue:
Cost of retail merchandise sold	65,636	59,093	133,882	119,583
Consumer loan and credit services loss provision	1,709	2,236	2,706	3,979
Cost of wholesale scrap jewelry sold	6,232	10,076	14,241	21,164
Total cost of revenue	73,577	71,405	150,829	144,726

Net revenue	94,046	93,921	192,817	190,377

Expenses and other income:
Store operating expenses	51,746	48,934	104,067	97,426
Administrative expenses	14,669	13,615	28,507	26,944
Depreciation and amortization	4,467	4,325	9,014	8,597
Interest expense	4,126	3,910	8,146	5,346
Interest income	(393)	(262)	(737)	(343)
Total expenses and other income	74,615	70,522	148,997	137,970

Income from continuing operations before income taxes	19,431	23,399	43,820	52,407

Provision for income taxes	6,092	7,384	13,693	13,438

Income from continuing operations	13,339	16,015	30,127	38,969

Loss from discontinued operations, net of tax	—	—	—	(272)

Net income	$13,339	$16,015	$30,127	$38,697

Basic income per share:
Income from continuing operations	$0.47	$0.55	$1.06	$1.35
Loss from discontinued operations	—	—	—	(0.01)
Net income per basic share	$0.47	$0.55	$1.06	$1.34

Diluted income per share:
Income from continuing operations	$0.47	$0.55	$1.06	$1.33
Loss from discontinued operations	—	—	—	(0.01)
Net income per diluted share	$0.47	$0.55	$1.06	$1.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$13,339	$16,015	$30,127	$38,697
Other comprehensive income (loss):
Currency translation adjustment, gross	(6,657)	873	(13,655)	480
Tax (expense) benefit	2,330	(306)	4,779	(168)
Comprehensive income	$9,012	$16,582	$21,251	$39,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(26,168)	11,200	$(296,634)	$448,551
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options	—	—	145	2	2,899	—	—	—	—	2,901
Income tax benefit from exercise of stock options	—	—	—	—	1,617	—	—	—	—	1,617
Share-based compensation expense	—	—	—	—	1,399	—	—	—	—	1,399
Net income	—	—	—	—	—	30,127	—	—	—	30,127
Currency translation adjustment, net of tax	—	—	—	—	—	—	(8,876)	—	—	(8,876)
Repurchases of treasury stock	—	—	—	—	—	—	—	463	(22,974)	(22,974)
Balance at 6/30/2015	—	$—	39,858	$399	$193,977	$613,021	$(35,044)	11,663	$(319,608)	$452,745

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

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2015	2014
Cash flow from operating activities:
Net income	$30,127	$38,697
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	208	486
Share-based compensation expense	1,399	914
Depreciation and amortization expense	9,014	8,597
Amortization of debt issuance costs	484	368
Deferred income taxes	983	692
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(935)	(1,092)
Merchandise inventories	1,032	211
Prepaid expenses and other assets	459	1,306
Accounts payable and accrued expenses	(2,672)	6,202
Income taxes payable, current	1,810	(7,842)
Net cash flow provided by operating activities	41,909	48,539
Cash flow from investing activities:
Loan receivables, net of cash repayments	(3,971)	(7,958)
Purchases of property and equipment	(8,600)	(12,059)
Acquisitions of pawn stores, net of cash acquired	(31,600)	(6,389)
Net cash flow used in investing activities	(44,171)	(26,406)
Cash flow from financing activities:
Borrowings from revolving credit facilities	63,055	2,500
Repayments of revolving credit facilities	(29,455)	(184,500)
Repayments of notes payable	—	(8,352)
Issuance of senior unsecured notes	—	200,000
Debt issuance costs paid	—	(6,397)
Purchases of treasury stock	(22,974)	(13,314)
Proceeds from exercise of share-based compensation awards	2,901	712
Income tax benefit from exercise of stock options	1,617	677
Net cash flow provided by (used in) financing activities	15,144	(8,674)
Effect of exchange rates on cash	(3,444)	(47)
Change in cash and cash equivalents	9,438	13,412
Cash and cash equivalents at beginning of the period	67,992	70,643
Cash and cash equivalents at end of the period	$77,430	$84,055

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report for the year ended December 31, 2014, on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2015. The condensed consolidated financial statements as of June 30, 2015 and 2014, and for the three month and six month periods ended June 30, 2015 and 2014, are unaudited, but in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). ASU 2014-08 requires a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures, however, it may impact the reporting of future discontinued operations if and when they occur.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the Financial Accounting Standards Board delayed the effective date of ASU 2014-09 by one year resulting in it becoming effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual reporting periods beginning after December 15, 2016. The Company is currently assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company’s results of operations, however, it will impact future balance sheet presentation and financial statement disclosures related to the Company’s debt issuance costs, upon adoption.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$13,339	$16,015	$30,127	$38,969
Loss from discontinued operations	—	—	—	(272)
Net income for calculating basic and diluted earnings per share	$13,339	$16,015	$30,127	$38,697

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,196	28,938	28,299	28,945
Effect of dilutive securities:
Stock options and nonvested awards	215	403	216	396
Weighted-average common shares for calculating diluted earnings per share	28,411	29,341	28,515	29,341

Basic earnings per share:
Income from continuing operations	$0.47	$0.55	$1.06	$1.35
Loss from discontinued operations	—	—	—	(0.01)
Net income per basic share	$0.47	$0.55	$1.06	$1.34

Diluted earnings per share:
Income from continuing operations	$0.47	$0.55	$1.06	$1.33
Loss from discontinued operations	—	—	—	(0.01)
Net income per diluted share	$0.47	$0.55	$1.06	$1.32

Note 3 - Acquisitions

The Company completed acquisitions during the six months ended June 30, 2015 as described below consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

During the six months ended June 30, 2015, 29 pawn stores located in four U.S. states were acquired by the Company in four separate asset purchase transactions (“U.S. Acquisitions”) for an aggregate purchase price of $31,825,000, net of cash acquired, and was composed of $30,675,000 in cash and payables to the sellers of $1,150,000. During the six months ended June 30, 2015, the Company also paid $925,000 of purchase price amounts payable related to prior-year acquisitions.

The preliminary allocations of the purchase prices for the U.S. Acquisitions are as follows (in thousands):

U.S. Acquisitions
Pawn loans	$3,217
Pawn loan fees and service charges receivable	192
Inventory	2,585
Other current assets	6
Property and equipment	285
Goodwill (1)	25,370
Intangible assets (2)	493
Other non-current assets	5
Current liabilities	(328)
Purchase price	$31,825

(1)	Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

(2)
Intangible assets primarily consist of customer relationships, which are included in other non-current assets in the accompanying condensed consolidated balance sheets. Customer relationships are generally amortized over five years.

During the six months ended June 30, 2015, revenue from the U.S. Acquisitions since the acquisition dates was $907,000. During the six months ended June 30, 2015, the net loss from the U.S. Acquisitions since the acquisition dates (including acquisition and integration costs) was $658,000. Combined transaction and integration costs related to acquisitions during the six months ended June 30, 2015 were approximately $1,175,000, which are primarily included in administrative expenses in the accompanying condensed consolidated statements of income.

Note 4 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes allow the Company to repurchase shares of its stock and to pay cash dividends within certain parameters.

Revolving Credit Facilities

At June 30, 2015, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2014 Credit Facility”) in the amount of $160,000,000, which matures in February 2019. At June 30, 2015, the Company had $56,000,000 outstanding under the 2014 Credit Facility and $104,000,000 was available for borrowings. The 2014 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The interest rate on amounts outstanding under the 2014 Credit Facility at June 30, 2015 was 2.69% based on the prevailing 30-day LIBOR rate. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters and requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the 2014 Credit Facility as of June 30, 2015. During the six months ended June 30, 2015, the Company had net proceeds of $33,600,000 on the 2014 Credit Facility.

On March 9, 2015, the Company entered into an agreement with a bank in Mexico to establish a revolving credit facility (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of June 30, 2015. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At June 30, 2015, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

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

The carrying value of the 2014 Credit Facility and the Mexico Credit Facility approximated fair value for all periods presented. The fair value of the Notes was approximately $211,000,000, $214,000,000 and $207,000,000 as of June 30, 2015, 2014 and December 31, 2014, respectively, compared to a carrying value of $200,000,000. These fair values have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

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

Condensed Consolidating Balance Sheet
June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,704	$2,465	$69,261	$—	$77,430
Pawn loan fees and service charges receivable	—	6,594	11,017	—	17,611
Pawn loans	—	53,463	71,506	—	124,969
Consumer loans, net	—	510	560	—	1,070
Inventories	—	32,143	55,937	—	88,080
Prepaid expenses and other current assets	2,789	—	1,064	—	3,853
Deferred tax assets	1,069	—	5,940	—	7,009
Total current assets	9,562	95,175	215,285	—	320,022

Property and equipment, net	4,082	50,655	57,017	—	111,754
Goodwill, net	—	158,568	141,810	—	300,378
Other non-current assets	5,483	4,270	5,421	—	15,174
Deferred tax assets	—	—	21,636	(19,390)	2,246
Intercompany receivable	—	—	175,054	(175,054)	—
Investments in subsidiaries	879,127	—	—	(879,127)	—
Total assets	$898,254	$308,668	$616,223	$(1,073,571)	$749,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$13,366	$6,696	$19,434	$—	$39,496
Income taxes payable	1,088	—	245	—	1,333
Total current liabilities	14,454	6,696	19,679	—	40,829

Revolving unsecured credit facilities	56,000	—	—	—	56,000
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	—	13,322	6,068	(19,390)	—
Intercompany payable	175,054	—	—	(175,054)	—
Total liabilities	445,508	20,018	25,747	(194,444)	296,829

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	399	—	—	—	399
Additional paid-in capital	193,977	—	—	—	193,977
Retained earnings	577,978	288,650	625,520	(879,127)	613,021
Accumulated other comprehensive loss	—	—	(35,044)	—	(35,044)
Common stock held in treasury, at cost	(319,608)	—	—	—	(319,608)
Total stockholders’ equity	452,746	288,650	590,476	(879,127)	452,745
Total liabilities and stockholders’ equity	$898,254	$308,668	$616,223	$(1,073,571)	$749,574

Condensed Consolidating Balance Sheet
June 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$37,132	$2,555	$44,368	$—	$84,055
Pawn loan fees and service charges receivable	—	7,014	10,794	—	17,808
Pawn loans	—	53,764	70,137	—	123,901
Consumer loans, net	—	665	674	—	1,339
Inventories	—	30,115	47,472	—	77,587
Prepaid expenses and other current assets	1,717	—	7	—	1,724
Deferred tax assets	906	—	4,442	—	5,348
Total current assets	39,755	94,113	177,894	—	311,762

Property and equipment, net	4,188	49,246	59,054	—	112,488
Goodwill, net	—	152,981	101,937	—	254,918
Other non-current assets	—	11,380	4,179	—	15,559
Deferred tax assets	—	—	7,071	(7,071)	—
Intercompany receivable	—	—	165,480	(165,480)	—
Investments in subsidiaries	778,645	—	—	(778,645)	—
Total assets	$822,588	$307,720	$515,615	$(951,196)	$694,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$14,689	$9,386	$18,325	$—	$42,400
Total current liabilities	14,689	9,386	18,325	—	42,400

Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	62	14,177	2,802	(7,071)	9,970
Intercompany payable	165,480	—	—	(165,480)	—
Total liabilities	380,231	23,563	21,127	(172,551)	252,370

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	394	—	—	—	394
Additional paid-in capital	178,978	—	—	—	178,978
Retained earnings	529,289	284,157	501,624	(778,645)	536,425
Accumulated other comprehensive loss	(303)	—	(7,136)	—	(7,439)
Common stock held in treasury, at cost	(266,001)	—	—	—	(266,001)
Total stockholders’ equity	442,357	284,157	494,488	(778,645)	442,357
Total liabilities and stockholders’ equity	$822,588	$307,720	$515,615	$(951,196)	$694,727

Condensed Consolidating Balance Sheet
December 31, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,799	$2,906	$57,287	$—	$67,992
Pawn loan fees and service charges receivable	—	7,120	9,806	—	16,926
Pawn loans	—	55,709	62,827	—	118,536
Consumer loans, net	—	655	586	—	1,241
Inventories	—	35,206	55,882	—	91,088
Prepaid expenses and other current assets	1,881	—	3,089	—	4,970
Deferred tax assets	1,069	—	6,053	—	7,122
Total current assets	10,749	101,596	195,530	—	307,875

Property and equipment, net	3,997	50,184	59,569	—	113,750
Goodwill, net	—	158,308	118,574	—	276,882
Other non-current assets	5,967	4,744	5,457	—	16,168
Deferred tax assets	—	—	17,127	(17,127)	—
Intercompany receivable	—	—	170,132	(170,132)	—
Investments in subsidiaries	837,486	—	—	(837,486)	—
Total assets	$858,199	$314,832	$566,389	$(1,024,745)	$714,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$16,940	$6,459	$19,160	$—	$42,559
Total current liabilities	16,940	6,459	19,160	—	42,559

Revolving unsecured credit facility	22,400	—	—	—	22,400
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	176	14,069	4,047	(17,127)	1,165
Intercompany payable	170,132	—	—	(170,132)	—
Total liabilities	409,648	20,528	23,207	(187,259)	266,124

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	397	—	—	—	397
Additional paid-in capital	188,062	—	—	—	188,062
Retained earnings	556,726	294,304	569,350	(837,486)	582,894
Accumulated other comprehensive loss	—	—	(26,168)	—	(26,168)
Common stock held in treasury, at cost	(296,634)	—	—	—	(296,634)
Total stockholders’ equity	448,551	294,304	543,182	(837,486)	448,551
Total liabilities and stockholders’ equity	$858,199	$314,832	$566,389	$(1,024,745)	$714,675

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$32,203	$73,422	$—	$105,625
Pawn loan fees	—	17,840	29,743	—	47,583
Consumer loan and credit services fees	—	6,040	670	—	6,710
Wholesale scrap jewelry revenue	—	3,811	3,894	—	7,705
Total revenue	—	59,894	107,729	—	167,623

Cost of revenue:
Cost of retail merchandise sold	—	18,422	47,214	—	65,636
Consumer loan and credit services loss provision	—	1,616	93	—	1,709
Cost of wholesale scrap jewelry sold	—	3,261	2,971	—	6,232
Total cost of revenue	—	23,299	50,278	—	73,577

Net revenue	—	36,595	57,451	—	94,046

Expenses and other income:
Store operating expenses	—	19,894	31,852	—	51,746
Administrative expenses	7,300	—	7,369	—	14,669
Depreciation and amortization	186	1,562	2,719	—	4,467
Interest expense	4,126	—	—	—	4,126
Interest income	(2)	—	(391)	—	(393)
Total expenses and other income	11,610	21,456	41,549	—	74,615

Income (loss) before income taxes	(11,610)	15,139	15,902	—	19,431

Provision for income taxes	(4,141)	5,602	4,631	—	6,092

Net income (loss)	$(7,469)	$9,537	$11,271	$—	$13,339
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(4,327)	—	(4,327)
Comprehensive income (loss)	$(7,469)	$9,537	$6,944	$—	$9,012

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$31,258	$65,930	$—	$97,188
Pawn loan fees	—	17,677	29,878	—	47,555
Consumer loan and credit services fees	—	7,565	851	—	8,416
Wholesale scrap jewelry revenue	—	6,031	6,136	—	12,167
Total revenue	—	62,531	102,795	—	165,326

Cost of revenue:
Cost of retail merchandise sold	—	17,264	41,829	—	59,093
Consumer loan and credit services loss provision	—	2,052	184	—	2,236
Cost of wholesale scrap jewelry sold	—	5,053	5,023	—	10,076
Total cost of revenue	—	24,369	47,036	—	71,405

Net revenue	—	38,162	55,759	—	93,921

Expenses and other income:
Store operating expenses	—	20,082	28,852	—	48,934
Administrative expenses	5,773	—	7,842	—	13,615
Depreciation and amortization	273	1,339	2,713	—	4,325
Interest expense	3,910	—	—	—	3,910
Interest income	6	(25)	(243)	—	(262)
Total expenses and other income	9,962	21,396	39,164	—	70,522

Income (loss) before income taxes	(9,962)	16,766	16,595	—	23,399

Provision for income taxes	(1,283)	5,868	2,799	—	7,384

Net income (loss)	$(8,679)	$10,898	$13,796	$—	$16,015
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	567	—	567
Comprehensive income (loss)	$(8,679)	$10,898	$14,363	$—	$16,582

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$69,779	$146,300	$—	$216,079
Pawn loan fees	—	37,109	59,128	—	96,237
Consumer loan and credit services fees	—	12,984	1,321	—	14,305
Wholesale scrap jewelry revenue	—	8,639	8,386	—	17,025
Total revenue	—	128,511	215,135	—	343,646

Cost of revenue:
Cost of retail merchandise sold	—	39,881	94,001	—	133,882
Consumer loan and credit services loss provision	—	2,537	169	—	2,706
Cost of wholesale scrap jewelry sold	—	7,678	6,563	—	14,241
Total cost of revenue	—	50,096	100,733	—	150,829

Net revenue	—	78,415	114,402	—	192,817

Expenses and other income:
Store operating expenses	—	40,317	63,750	—	104,067
Administrative expenses	13,872	—	14,635	—	28,507
Depreciation and amortization	405	3,083	5,526	—	9,014
Interest expense	8,146	—	—	—	8,146
Interest income	(3)	—	(734)	—	(737)
Total expenses and other income	22,420	43,400	83,177	—	148,997

Income (loss) before income taxes	(22,420)	35,015	31,225	—	43,820

Provision for income taxes	(7,859)	12,956	8,596	—	13,693

Net income (loss)	$(14,561)	$22,059	$22,629	$—	$30,127
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(8,876)	—	(8,876)
Comprehensive income (loss)	$(14,561)	$22,059	$13,753	$—	$21,251

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$68,616	$127,280	$—	$195,896
Pawn loan fees	—	37,143	58,050	—	95,193
Consumer loan and credit services fees	—	16,528	1,672	—	18,200
Wholesale scrap jewelry revenue	—	13,538	12,276	—	25,814
Total revenue	—	135,825	199,278	—	335,103

Cost of revenue:
Cost of retail merchandise sold	—	38,400	81,183	—	119,583
Consumer loan and credit services loss provision	—	3,617	362	—	3,979
Cost of wholesale scrap jewelry sold	—	11,172	9,992	—	21,164
Total cost of revenue	—	53,189	91,537	—	144,726

Net revenue	—	82,636	107,741	—	190,377

Expenses and other income:
Store operating expenses	—	41,269	56,157	—	97,426
Administrative expenses	12,824	—	14,120	—	26,944
Depreciation and amortization	563	2,789	5,245	—	8,597
Interest expense	5,346	—	—	—	5,346
Interest income	(23)	—	(320)	—	(343)
Total expenses and other income	18,710	44,058	75,202	—	137,970

Income (loss) from continuing operations before income taxes	(18,710)	38,578	32,539	—	52,407

Provision for income taxes	(7,780)	13,502	7,716	—	13,438

Income (loss) from continuing operations	(10,930)	25,076	24,823	—	38,969

Loss from discontinued operations, net of tax	—	—	(272)	—	(272)
Net income (loss)	$(10,930)	$25,076	$24,551	$—	$38,697
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	312	—	312
Comprehensive income (loss)	$(10,930)	$25,076	$24,863	$—	$39,009

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(21,671)	$(1,300)	$64,880	$—	$41,909
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	4,421	(8,392)	—	(3,971)
Purchases of property and equipment	(490)	(3,043)	(5,067)	—	(8,600)
Acquisitions of pawn stores, net of cash acquired	—	(519)	(31,081)	—	(31,600)
Investing activity with subsidiaries	4,922	—	(4,922)	—	—
Net cash flow provided by (used in) investing activities	4,432	859	(49,462)	—	(44,171)
Cash flow from financing activities:
Borrowings from revolving credit facilities	63,055	—	—	—	63,055
Repayments of revolving credit facilities	(29,455)	—	—	—	(29,455)
Purchases of treasury stock	(22,974)	—	—	—	(22,974)
Proceeds from exercise of share-based compensation awards	2,901	—	—	—	2,901
Income tax benefit from exercise of stock options	1,617	—	—	—	1,617
Net cash flow provided by financing activities	15,144	—	—	—	15,144
Effect of exchange rates on cash	—	—	(3,444)	—	(3,444)
Change in cash and cash equivalents	(2,095)	(441)	11,974	—	9,438
Cash and cash equivalents at beginning of the period	7,799	2,906	57,287	—	67,992
Cash and cash equivalents at end of the period	$5,704	$2,465	$69,261	$—	$77,430

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by operating activities	$13,042	$2,883	$32,614	$—	$48,539
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	5,966	(13,924)	—	(7,958)
Purchases of property and equipment	(596)	(4,145)	(7,318)	—	(12,059)
Acquisitions of pawn stores, net of cash acquired	—	(6,389)	—	—	(6,389)
Investing activity with subsidiaries	8,686	—	(8,686)	—	—
Net cash flow provided by (used in) investing activities	8,090	(4,568)	(29,928)	—	(26,406)
Cash flow from financing activities:
Borrowings from revolving credit facilities	2,500	—	—	—	2,500
Repayments of revolving credit facilities	(184,500)	—	—	—	(184,500)
Repayments of notes payable	(8,352)	—	—	—	(8,352)
Issuance of senior notes	200,000	—	—	—	200,000
Debt issuance costs paid	(6,397)	—	—	—	(6,397)
Purchases of treasury stock	(13,314)	—	—	—	(13,314)
Proceeds from exercise of share-based compensation awards	712	—	—	—	712
Income tax benefit from exercise of stock options	677	—	—	—	677
Net cash flow used in financing activities	(8,674)	—	—	—	(8,674)
Effect of exchange rates on cash	—	—	(47)	—	(47)
Change in cash and cash equivalents	12,458	(1,685)	2,639	—	13,412
Cash and cash equivalents at beginning of the period	24,674	4,240	41,729	—	70,643
Cash and cash equivalents at end of the period	$37,132	$2,555	$44,368	$—	$84,055

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. References in this quarterly report on Form 10-Q to “year-to-date” refer to the six-month period from January 1, 2015 to June 30, 2015.

GENERAL

The Company is a leading operator of retail-based pawn stores in the United States and Mexico. The Company’s pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for approximately 96% of the Company’s consolidated revenue from continuing operations during the six months ended June 30, 2015 compared to 95% during the six months ended June 30, 2014.

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

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 4% of consolidated revenue from continuing operations during the six months ended June 30, 2015 compared to 5% during the six months ended June 30, 2014, and was derived primarily from credit services fees.

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

Stores included in the same-store calculations presented in this quarterly report are those stores that were opened prior to the beginning of the prior-year comparative period and remained open through the end of the measurement period. Also included are stores that were relocated during the applicable period within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise stated, non-retail sales of scrap jewelry are included in same-store revenue calculations.

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

The Company’s business is subject to seasonal variations, therefore, operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

OPERATIONS AND LOCATIONS

As of June 30, 2015, the Company had 1,046 store locations in 14 U.S. states and 29 states in Mexico, which represents a net store-count increase of 13% over the number of stores at June 30, 2014. During the second quarter of 2015, the Company had net store growth of 35 locations, with a total of 36 new store locations added. Year-to-date, the Company had net store growth of 41 locations, with a total of 53 new store locations added.

The following table details store openings for the three months ended June 30, 2015:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	256	11	58	325
Locations acquired	27	—	—	27
Total locations, end of period	283	11	58	352

International:
Total locations, beginning of period	643	15	28	686
New locations opened	9	—	—	9
Locations closed or consolidated	(1)	—	—	(1)
Total locations, end of period	651	15	28	694

Total:
Total locations, beginning of period	899	26	86	1,011
New locations opened	9	—	—	9
Locations acquired	27	—	—	27
Locations closed or consolidated	(1)	—	—	(1)
Total locations, end of period	934	26	86	1,046

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At June 30, 2015, 130 of the U.S. large format pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral and also offer consumer loans or credit services products.

(3)
The Company’s U.S. free-standing, small format consumer loan locations offer a credit services product and are all located in Texas. The Company intends to close an additional seven U.S. consumer loan locations in the second half of fiscal 2015. The Mexico locations offer small, short-term consumer loans. The Company’s credit services operations also include an internet distribution channel for customers residing in the state of Texas.

The following table details store openings for the six months ended June 30, 2015:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	255	11	65	331
Locations acquired	29	—	—	29
Locations closed or consolidated	(1)	—	(7)	(8)
Total locations, end of period	283	11	58	352

International:
Total locations, beginning of period	629	17	28	674
New locations opened	24	—	—	24
Locations closed or consolidated	(2)	(2)	—	(4)
Total locations, end of period	651	15	28	694

Total:
Total locations, beginning of period	884	28	93	1,005
New locations opened	24	—	—	24
Locations acquired	29	—	—	29
Locations closed or consolidated	(3)	(2)	(7)	(12)
Total locations, end of period	934	26	86	1,046

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At June 30, 2015, 130 of the U.S. large format pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral and also offer consumer loans or credit services products.

(3)
The Company’s U.S. free-standing, small format consumer loan locations offer a credit services product and are all located in Texas. The Company intends to close an additional seven U.S. consumer loan locations in the second half of fiscal 2015. The Mexico locations offer small, short-term consumer loans. The Company’s credit services operations also include an internet distribution channel for customers residing in the state of Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2014 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2015.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from an independent third-party lender as of June 30, 2015 as compared to June 30, 2014 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at June 30,				Constant Currency
	2015	2014	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$69,080	$63,000	$6,080	10%	10%
CSO credit extensions held by independent third-party (1)	8,440	10,258	(1,818)	(18)%	(18)%
Other consumer loans	626	772	(146)	(19)%	(19)%
	78,146	74,030	4,116	6%	6%
International:
Pawn loans	55,889	60,901	(5,012)	(8)%	10%
Other consumer loans	444	567	(123)	(22)%	(6)%
	56,333	61,468	(5,135)	(8)%	9%
Total:
Pawn loans	124,969	123,901	1,068	1%	10%
CSO credit extensions held by independent third-party (1)	8,440	10,258	(1,818)	(18)%	(18)%
Other consumer loans	1,070	1,339	(269)	(20)%	(14)%
	$134,479	$135,498	$(1,019)	(1)%	7%
Pawn inventories:
Domestic pawn inventories	$48,492	$36,370	$12,122	33%	33%
International pawn inventories	39,588	41,217	(1,629)	(4)%	15%
	$88,080	$77,587	$10,493	14%	23%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by an independent third-party lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

The following table details the composition of pawn collateral and the average outstanding pawn loan receivable as of June 30, 2015 as compared to June 30, 2014 (unaudited).

	Balance at June 30,
	2015	2014
Composition of pawn collateral:
Domestic pawn loans:
General merchandise	47%	45%
Jewelry	53%	55%
	100%	100%
International pawn loans:
General merchandise	88%	88%
Jewelry	12%	12%
	100%	100%
Total pawn loans:
General merchandise	66%	66%
Jewelry	34%	34%
	100%	100%

Average outstanding pawn loan amount:
Domestic pawn loans	$159	$162
International pawn loans (1)	64	71
Total pawn loans (1)	95	100

(1)	Decline in average outstanding pawn loan is primarily due to the decline in the Mexican peso to U.S. dollar exchange rate in 2015.

Three Months Ended June 30, 2015 Compared To The Three Months Ended June 30, 2014

The following table details the components of the Company’s revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 18%, from 13.0 to 1 during the second quarter of 2014 to 15.3 to 1 during the second quarter of 2015. The end-of-period value of the Mexican peso to the U.S. dollar decreased 20% from 13.0 to 1 at June 30, 2014 to 15.6 to 1 at June 30, 2015. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of June 30, 2015 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2014 annual report on Form 10-K.

	Three Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2015	2014	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$44,323	$37,877	$6,446	17%	17%
Pawn loan fees	22,060	20,381	1,679	8%	8%
Consumer loan and credit services fees	6,174	7,710	(1,536)	(20)%	(20)%
Wholesale scrap jewelry revenue	4,410	6,865	(2,455)	(36)%	(36)%
	76,967	72,833	4,134	6%	6%
International revenue:
Retail merchandise sales	61,302	59,311	1,991	3%	22%
Pawn loan fees	25,523	27,174	(1,651)	(6)%	11%
Consumer loan and credit services fees	536	706	(170)	(24)%	(11)%
Wholesale scrap jewelry revenue	3,295	5,302	(2,007)	(38)%	(38)%
	90,656	92,493	(1,837)	(2)%	15%
Total revenue:
Retail merchandise sales	105,625	97,188	8,437	9%	20%
Pawn loan fees	47,583	47,555	28	—%	10%
Consumer loan and credit services fees	6,710	8,416	(1,706)	(20)%	(19)%
Wholesale scrap jewelry revenue	7,705	12,167	(4,462)	(37)%	(37)%
	$167,623	$165,326	$2,297	1%	11%

Domestic revenue accounted for approximately 46% of the total revenue for the current quarter, while international revenue (from Mexico) accounted for 54% of total revenue.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 9% (20% on a constant currency basis) to $105,625,000 during the second quarter of 2015 compared to $97,188,000 for the second quarter of 2014. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools). During the second quarter of 2015, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 38% compared to a gross profit margin of 39% on retail merchandise sales during the second quarter of 2014, which is consistent with the continued shift in the Company's consolidated retail product mix toward general merchandise inventory, which carries slightly lower margins than retail jewelry items.
Pawn inventories increased from $77,587,000 at June 30, 2014 to $88,080,000 at June 30, 2015, largely as a result of the 12% increase in the weighted-average store count during the second quarter of 2015, which included certain acquired stores that carried significant levels of inventory, and the maturation of existing stores. At June 30, 2015, the Company’s pawn inventories, at cost, were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 40% electronics and appliances, 10% tools and 20% other. At June 30, 2014, the Company’s pawn inventories, at cost, were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 43% electronics and appliances, 10% tools and 17% other. At June 30, 2015, 94% of total inventories, at cost, had been held for one year or less, while 6% had been held for more than one year. At June 30, 2014, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year. The increase in aged inventory (inventory held for more than one year) is primarily a result of recent acquisition activity. Excluding stores acquired within the last 12 months, aged inventories represented 4% of total inventories at June 30, 2015.

Pawn Lending Operations

Pawn loan fees increased slightly (10% on a constant currency basis) totaling $47,583,000 during the second quarter of 2015 compared to $47,555,000 for the second quarter of 2014. Consolidated pawn receivables as of June 30, 2015 increased 1% (10% increase on a constant currency basis) compared to June 30, 2014. The increase in constant currency pawn fees and receivables was primarily due to store additions. Mexico same-store pawn receivables increased slightly on a constant currency basis while U.S. same-store pawn receivables declined 4% from June 30, 2014 to June 30, 2015.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 20% (19% on a constant currency basis) to $6,710,000 during the second quarter of 2015 compared to $8,416,000 for the second quarter of 2014. The Company attributes the decrease in part to increased competition and additional regulatory restrictions in many markets where the Company’s payday lending operations are focused, as well as the Company’s ongoing strategic downsizing of these operations with the closure of seven stand-alone consumer finance stores in Texas during the first quarter of 2015. Consumer/payday loan-related products comprised 4% of total revenue for the second quarter of 2015 compared to 5% for the second quarter of 2014.

The Company’s consumer loan and credit services credit loss provision of $1,709,000 was 25% of consumer loan and credit services fee revenue during the second quarter of 2015 compared to $2,236,000, or 27%, during the second quarter of 2014. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $365,000, or 4.1% of the gross loan balance, at June 30, 2015 compared to $489,000, or 4.6% of the gross loan balance, at June 30, 2014, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $63,000, or 5.6% of the gross loan balance, at June 30, 2015 compared to $79,000, or 5.6% of the gross loan balance, at June 30, 2014.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 37% to $7,705,000 during the second quarter of 2015 compared to $12,167,000 for the second quarter of 2014. Wholesale scrap jewelry revenue during the three months ended June 30, 2015 consisted primarily of gold sales, of which approximately 5,600 ounces were sold at an average selling price of $1,203 per ounce compared to approximately 8,000 ounces of gold sold at an average selling price of $1,318 per ounce in the prior-year period. The volume of liquidated scrap jewelry during the second quarter of 2015 decreased 30% compared to the second quarter of 2014, reflecting lower gold prices and the continued decline in transactions from customers selling gold to the Company. Gross profit from wholesale scrap jewelry operations decreased 30% (50% on a constant currency basis) to $1,473,000 during the second quarter of 2015 compared to $2,091,000 during the second quarter of 2014. The scrap gross profit margin was 19% compared to the prior-year margin of 17%. Scrap jewelry profits accounted for 2% of net revenue (gross profit) for the second quarter of 2015 and 2014. The average market price of gold during the second quarter of 2015 decreased 7% compared to the second quarter of 2014, while the ending price at June 30, 2015 decreased 11% compared to June 30, 2014. The Company’s exposure to gold price risk is described further in the Company’s 2014 annual report on Form 10-K.

Combined Revenue Results

The increase in quarter-over-quarter total revenue of 1% (11% on a constant currency basis) reflected a 6% increase (16% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired since April 1, 2014 increased by $7,849,000 in Mexico and $9,840,000 in the United States in the second quarter of 2015 compared to the second quarter of 2014.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company’s same-store core revenue from retail sales and pawn fees increased 4% on a consolidated, constant currency basis from the second quarter of 2014 to the second quarter of 2015. Same-store core sales in Mexico increased 8% (constant currency basis), offset by a decrease in same-store core sales of 1% in the U.S. as compared to the prior-year period. Same-store wholesale scrap jewelry revenue decreased 42% in total, reflecting lower gold prices and reduced volumes from customers selling gold to the Company. The Company believes it will continue to experience overall growth in pawn revenue in fiscal 2015 from acquisitions, the opening of new stores and maturation of existing stores.

Store Operating Expenses

Store operating expenses increased by 6% to $51,746,000 during the second quarter of 2015 compared to $48,934,000 during the second quarter of 2014, primarily as a result of a 12% increase in the weighted-average store count, which included a number of large, mature stores added through acquisitions, offset by a an 18% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses increased 1% on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the second quarter of 2015 was $38,557,000, which equates to a store-level operating margin of 23% compared to $41,374,000 and 25% in the prior-year quarter. The decline in the store-level operating margin related primarily to a 30% decrease (50% on a constant currency basis) in net revenue from wholesale scrap jewelry and a 19% decrease (18% on a constant currency basis) in net revenue from payday lending.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 8% to $14,669,000 during the second quarter of 2015 compared to $13,615,000 during the second quarter of 2014, primarily as a result of a 12% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by an 18% decline in the average value of the Mexican peso which reduced administrative expenses in Mexico. As a percentage of revenue, administrative expenses increased slightly from 8% during the second quarter of 2014 to 9% during the second quarter of 2015.

Interest expense increased to $4,126,000 in the second quarter of 2015 compared to $3,910,000 for the second quarter of 2014, reflecting an increase in the amount of outstanding debt. See “—Liquidity and Capital Resources.”

For the second quarter of 2015 and 2014, the Company’s effective federal income tax rates were 31.4% and 31.6%, respectively. The Company expects the effective tax rate for the remainder of 2015 to be approximately 31% to 32%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 17% to $13,339,000 during the second quarter of 2015 compared to $16,015,000 during the second quarter of 2014. The decrease was primarily due to the weaker value of the Mexican peso versus the U.S. dollar, accounting for $2,063,000 of the decline, coupled with the continued declines in non-core jewelry scrapping and non-core payday lending operations, which in total accounted for $1,203,000 of the decline. Comprehensive income decreased 46% to $9,012,000 during the second quarter of 2015 compared to $16,582,000 during the second quarter of 2014, as a result of the translation of the Company’s peso-denominated net assets into U.S. dollars as of June 30, 2015. Total peso-denominated net assets related to the Company’s Mexican operations were $268,052,000 as of June 30, 2015.

Six Months Ended June 30, 2015 Compared To The Six Months Ended June 30, 2014

The following table details the components of the Company’s revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 15%, from 13.1 to 1 during the six months ended June 30, 2014 to 15.1 to 1 during the six months ended June 30, 2015. The end-of-period value of the Mexican peso to the U.S. dollar decreased 20% from 13.0 to 1 at June 30, 2014 to 15.6 to 1 at June 30, 2015. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of June 30, 2015 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated earnings stream. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2014 annual report on Form 10-K.

	Six Months Ended				Increase/(Decrease)
	June 30,				Constant Currency
	2015	2014	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$96,329	$83,452	$12,877	15%	15%
Pawn loan fees	45,966	43,283	2,683	6%	6%
Consumer loan and credit services fees	13,238	16,822	(3,584)	(21)%	(21)%
Wholesale scrap jewelry revenue	10,148	15,408	(5,260)	(34)%	(34)%
	165,681	158,965	6,716	4%	4%
International revenue:
Retail merchandise sales	119,750	112,444	7,306	6%	23%
Pawn loan fees	50,271	51,910	(1,639)	(3)%	12%
Consumer loan and credit services fees	1,067	1,378	(311)	(23)%	(11)%
Wholesale scrap jewelry revenue	6,877	10,406	(3,529)	(34)%	(34)%
	177,965	176,138	1,827	1%	16%
Total revenue:
Retail merchandise sales	216,079	195,896	20,183	10%	20%
Pawn loan fees	96,237	95,193	1,044	1%	9%
Consumer loan and credit services fees	14,305	18,200	(3,895)	(21)%	(21)%
Wholesale scrap jewelry revenue	17,025	25,814	(8,789)	(34)%	(34)%
	$343,646	$335,103	$8,543	3%	10%

Domestic revenue accounted for approximately 48% of the total revenue for the six months ended June 30, 2015, while international revenue (from Mexico) accounted for 52% of total revenue.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 10% (20% on a constant currency basis) to $216,079,000 during the six months ended June 30, 2015 compared to $195,896,000 for the six months ended June 30, 2014. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increased mix of retail general merchandise inventories (primarily consumer electronics, appliances and power tools). During the six months ended June 30, 2015, the gross profit margin on retail merchandise sales, which excludes scrap jewelry sales, was 38% compared to a gross profit margin of 39% on retail merchandise sales during the six months ended June 30, 2014, which is consistent with the continued shift in the Company's consolidated retail product mix toward general merchandise inventory that carries slightly lower margins than retail jewelry items.
Pawn inventories increased from $77,587,000 at June 30, 2014 to $88,080,000 at June 30, 2015, largely as a result of the 12% increase in the weighted-average store count during the six months ended June 30, 2015, which included certain acquired stores that carried significant levels of inventory, and the maturation of existing stores. At June 30, 2015, the Company’s pawn inventories, at cost, were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 40% electronics and appliances, 10% tools and 20% other. At June 30, 2014, the Company’s pawn inventories, at cost, were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 43% electronics and appliances, 10% tools and 17% other. At June 30, 2015, 94% of total inventories, at cost, had been held for one year or less, while 6% had been held for more than one year. At June 30, 2014, 97% of total inventories, at cost, had been held for one year or less, while 3% had been held for more than one year. The increase in aged inventory (inventory held for more than one year) is primarily a result of recent acquisition activity. Excluding stores acquired within the last 12 months, aged inventories represented 4% of total inventories at June 30, 2015.

Pawn Lending Operations

Pawn loan fees increased 1% (9% on a constant currency basis) to $96,237,000 during the six months ended June 30, 2015 compared to $95,193,000 for the six months ended June 30, 2014. Consolidated pawn receivables as of June 30, 2015 increased 1% (10% on a constant currency basis) compared to June 30, 2014. The increase in constant currency pawn fees and receivables was primarily due to store additions. Mexico same-store pawn receivables increased slightly on a constant currency basis while U.S. same-store pawn receivables declined 4% from June 30, 2014 to June 30, 2015.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 21% (on a reported and constant currency basis) to $14,305,000 during the six months ended June 30, 2015 compared to $18,200,000 for the six months ended June 30, 2014. The Company attributes the decrease in part to increased competition and additional regulatory restrictions in many markets where the Company’s payday lending operations are focused, as well as the Company’s ongoing strategic downsizing of these operations with the closure of seven stand-alone consumer finance stores in Texas during the first quarter of 2015. Consumer/payday loan-related products comprised 4% of total revenue during the six months ended June 30, 2015 compared to 5% for the six months ended June 30, 2014.

The Company’s consumer loan and credit services credit loss provision of $2,706,000 was 19% of consumer loan and credit services fee revenue during the six months ended June 30, 2015 compared to $3,979,000, or 22%, during the six months ended June 30, 2014. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $365,000, or 4.1% of the gross loan balance, at June 30, 2015 compared to $489,000, or 4.6% of the gross loan balance, at June 30, 2014, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $63,000, or 5.6% of the gross loan balance, at June 30, 2015 compared to $79,000, or 5.6% of the gross loan balance, at June 30, 2014.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 34% to $17,025,000 during the six months ended June 30, 2015 compared to $25,814,000 for the six months ended June 30, 2014. Wholesale scrap jewelry revenue during the six months ended June 30, 2015 consisted primarily of gold sales, of which approximately 12,200 ounces were sold at an average selling price of $1,201 per ounce compared to approximately 16,900 ounces of gold sold at an average selling price of $1,311 per ounce in the prior-year period. The volume of liquidated scrap jewelry during the six months ended June 30, 2015 decreased 28% compared to the six months ended June 30, 2014, reflecting lower gold prices and the continued decline in transactions from customers selling gold to the Company. Gross profit from wholesale scrap jewelry operations decreased 40% (57% on a constant currency basis) to $2,784,000 during six months ended June 30, 2015 compared to $4,650,000 during the six months ended June 30, 2014. The scrap gross profit margin was 16% compared to the prior-period margin of 18%. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the six months ended June 30, 2015 compared to 2% in the six months ended June 30, 2014. The average market price of gold during the six months ended June 30, 2015 decreased 7% compared to the six months ended June 30, 2014, while the ending price at June 30, 2015 decreased 11% compared to June 30, 2014. The Company’s exposure to gold price risk is described further in the Company’s 2014 annual report on Form 10-K.

Combined Revenue Results

The increase in year-to-date total revenue of 3% (10% on a constant currency basis) reflected a 7% increase (16% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired since January 1, 2014 increased by $16,260,000 in Mexico and $20,804,000 in the United States in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Excluding wholesale scrap jewelry sales and consumer loan fees, the Company’s same-store core revenue from retail sales and pawn fees increased 4% on a consolidated, constant currency basis from the six months ended June 30, 2014 to the six months ended June 30, 2015. Same-store core sales in Mexico increased 8% (constant currency basis), offset by a decrease in same-store core sales of 2% in the U.S. as compared to the prior-year period. Same-store wholesale scrap jewelry revenue decreased 40% in total, reflecting lower gold prices and reduced volumes from customers selling gold to the Company. The Company believes it will continue to experience overall growth in pawn revenue in fiscal 2015 from acquisitions, the opening of new stores and maturation of existing stores.

Store Operating Expenses

Store operating expenses increased by 7% to $104,067,000 during the six months ended June 30, 2015 compared to $97,426,000 during the six months ended June 30, 2014, primarily as a result of a 12% increase in the weighted-average store count which included a number of large, mature stores added through acquisitions, offset by a 15% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses increased 1% on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the six months ended June 30, 2015 was $81,220,000, which equates to a store-level operating margin of 24% compared to $85,795,000 and 26% in the prior-year period. The decline in the store-level operating margin related primarily to a 40% decrease (57% on a constant currency basis) in net revenue from wholesale scrap jewelry and an 18% decrease (17% on a constant currency basis) in net revenue from payday lending.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 6% to $28,507,000 during the six months ended June 30, 2015 compared to $26,944,000 during the six months ended June 30, 2014, primarily as a result of a 12% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. This increase was partially offset by a 15% decline in the average value of the Mexican peso which reduced administrative expenses in Mexico. As a percentage of revenue, administrative expenses were 8% in both the six months ended June 30, 2015 and 2014.

Interest expense increased to $8,146,000 during the six months ended June 30, 2015 compared to $5,346,000 for the six months ended June 30, 2014, primarily due to the issuance of the Company’s 6.75% senior notes in March 2014 and, to a lesser extent, an increase in the amount outstanding on the Company’s 2014 Credit Facility, as defined below. See “—Liquidity and Capital Resources.”

For the six months ended June 30, 2015 and 2014, the Company’s effective federal income tax rates were 31.2% and 25.6%, respectively. The Company recognized an estimated non-recurring income tax benefit of $3,669,000 in March 2014 as a result of a change in its estimated U.S. federal liability associated with the 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. Excluding the non-recurring benefit, the consolidated tax rate for the six months ended June 30, 2014 was 32.6% compared to an effective rate of 31.2% in the six months ended June 30, 2015. The Company expects the effective tax rate for the remainder of 2015 to be approximately 31% to 32%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 22% to $30,127,000 during the six months ended June 30, 2015 compared to $38,697,000 during the six months ended June 30, 2014. The decrease was primarily due to the weaker value of the Mexican peso versus the U.S. dollar, accounting for $3,323,000 of the decline, coupled with the continued declines in non-core jewelry scrapping and non-core payday lending operations, which in total accounted for $3,002,000 of the decline, and an increase in interest expense due to the issuance of the Company’s 6.75% senior notes in March 2014. In addition, the year-to-date 2014 earnings included a non-recurring tax benefit of $3,669,000. Comprehensive income decreased 46% to $21,251,000 during the six months ended June 30, 2015 compared to $39,009,000 during the six months ended June 30, 2014, as a result of the translation of the Company’s peso-denominated net assets into U.S. dollars as of June 30, 2015. Total peso-denominated net assets related to the Company’s Mexican operations were $268,052,000 as of June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company’s primary sources of liquidity were $77,430,000 in cash and cash equivalents, $114,000,000 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $143,650,000 in customer loans and $88,080,000 in inventories. As of June 30, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $68,451,000, which is primarily held in Mexican pesos. The Company had working capital of $279,193,000 as of June 30, 2015 and total equity exceeded liabilities by a ratio of 1.5 to 1.

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes allow the Company to repurchase shares of its stock and to pay cash dividends within certain parameters.

At June 30, 2015, the Company maintained a line of credit with a group of U.S. based commercial lenders (the "2014 Credit Facility") in the amount of $160,000,000, which matures in February 2019. At June 30, 2015, the Company had $56,000,000 outstanding under the 2014 Credit Facility and $104,000,000 was available for borrowings. The 2014 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The interest rate on amounts outstanding under the 2014 Credit Facility at June 30, 2015 was 2.69% based on the prevailing 30-day LIBOR rate. The 2014 Credit Facility allows the Company to repurchase shares of its stock and to pay cash dividends within certain parameters and requires the Company to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the 2014 Credit Facility as of June 30, 2015, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant. During the six months ended June 30, 2015, the Company had net proceeds of $33,600,000 on the 2014 Credit Facility.

At June 30, 2015, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of June 30, 2015, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At June 30, 2015, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses, administrative expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes that cash on hand, the borrowings available under its credit facilities, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next 12 months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, dollar amounts in thousands):

	Six Months Ended
	June 30,
	2015	2014
Cash flow provided by operating activities	$41,909	$48,539
Cash flow used in investing activities	$(44,171)	$(26,406)
Cash flow provided by (used in) financing activities	$15,144	$(8,674)

	Balance at June 30,
	2015	2014
Working capital	$279,193	$269,362
Current ratio	7.84:1	7.35:1
Leverage ratio (trailing twelve months)	1.8:1	1.4:1
Liabilities to equity	66%	57%
Inventory turns (trailing twelve months)	3.5x	3.8x

Net cash provided by operating activities decreased $6,630,000, or 14%, from $48,539,000 for the six months ended June 30, 2014 to $41,909,000 for the six months ended June 30, 2015, due primarily to the change in income taxes payable offset by other net changes in certain operating assets and liabilities (as noted in the consolidated statements of cash flows) and a decrease in net income of $8,570,000.

Net cash used in investing activities increased $17,765,000, or 67%, from $26,406,000 for the six months ended June 30, 2014 to $44,171,000 for the six months ended June 30, 2015. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $31,600,000 in cash related to acquisitions during the six months ended June 30, 2015 compared to $6,389,000 in the prior-year period. The Company funded loans of $3,971,000 during the six months ended June 30, 2015 compared to $7,958,000 during the six months ended June 30, 2014.

Net cash provided by financing activities increased $23,818,000, or 275%, from net cash used in financing activities of $8,674,000 for the six months ended June 30, 2014 to net cash provided by financing activities of $15,144,000 for the six months ended June 30, 2015. Net payments on the Company’s prior credit facility and the 2014 Credit Facility were $182,000,000 during the six months ended June 30, 2014 compared to net proceeds of $33,600,000 from the 2014 Credit Facility during the six months ended June 30, 2015, and the Company paid $1,410,000 of debt issuance costs related to the 2014 Credit Facility during the six months ended June 30, 2014. The Company received proceeds from the offering of the Notes of $200,000,000 and paid $4,987,000 of related debt issuance costs during the six months ended June 30, 2014. The Company repurchased its common stock ($22,974,000 during the six months ended June 30, 2015 compared to $13,314,000 during the six months ended June 30, 2014), and realized proceeds from the exercise of stock options and the related tax benefit of $4,518,000 during the six months ended June 30, 2015 compared to $1,389,000 during the six months ended June 30, 2014.

During the six months ended June 30, 2015, the Company opened 24 new pawn stores in Mexico and acquired 29 pawn stores in the United States. The purchase price of the 2015 acquisitions, net of cash acquired, was $31,825,000 and was composed of $30,675,000 in cash paid at closing and an additional $1,150,000 payable on or before June 2016. During the six months ended June 30, 2015, the Company paid $925,000 of amounts payable related to previous acquisitions. The Company funded $8,600,000 in capital expenditures, primarily for new stores, during the six months ended June 30, 2015 and expects to fund capital expenditures at a slightly increased annualized rate in the remainder of 2015. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2015 included net cash flow from operating activities of $41,909,000 for the six months ended June 30, 2015.

The Company intends to continue expansion primarily through acquisitions and new store openings. For fiscal 2015, the Company expects to add approximately 80 to 90 stores. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2015.

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

In January 2015, the Company’s Board of Directors authorized a new common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the six months ended June 30, 2015, the Company repurchased 463,000 shares of its common stock at an aggregate cost of $22,974,000 at an average price of $49.65 per share and 1,537,000 shares remain available for repurchase under the repurchase program. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

Non-GAAP Financial Information

The Company uses certain financial calculations such as EBITDA from continuing operations, free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than generally accepted accounting principles (“GAAP”), primarily by excluding from a comparable GAAP measure certain items that the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in SEC rules. The Company uses these financial calculations in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating EBITDA from continuing operations, free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA from continuing operations, free cash flow and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies.

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Net income	$13,339	$16,015	$30,127	$38,697	$76,596	$86,616
Adjustments:
Income taxes	6,092	7,384	13,693	13,438	31,797	30,059
Depreciation and amortization	4,467	4,325	9,014	8,597	17,893	16,600
Interest expense	4,126	3,910	8,146	5,346	16,327	7,486
Interest income	(393)	(262)	(737)	(343)	(1,076)	(467)
EBITDA	$27,631	$31,372	$60,243	$65,735	$141,537	$140,294
Loss from discontinued operations, net of tax	—	—	—	272	—	998
EBITDA from continuing operations	$27,631	$31,372	$60,243	$66,007	$141,537	$141,292

EBITDA from continuing operations margin calculated as follows:
Total revenue from continuing operations	$167,623	$165,326	$343,646	$335,103	$721,420	$693,685
EBITDA from continuing operations	$27,631	$31,372	$60,243	$66,007	$141,537	$141,292
EBITDA from continuing operations as a percentage of revenue	16%	19%	18%	20%	20%	20%

Leverage ratio (indebtedness divided by EBITDA from continuing operations):
Indebtedness					$256,000	$200,000
EBITDA from continuing operations					$141,537	$141,292
Leverage ratio					1.8:1	1.4:1

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from the operating activities of continuing and discontinued operations reduced by purchases of property and equipment and net cash outflow from loan receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for cash flow from operating activities, including discontinued operations, or other income statement data prepared in accordance with GAAP. The following table reconciles “net cash flow from operating activities, including discontinued operations” to “free cash flow” (unaudited, in thousands):

	Trailing Twelve Months Ended
	June 30,
	2015	2014
Cash flow from operating activities, including discontinued operations	$91,049	$110,210
Cash flow from investing activities:
Loan receivables	1,517	(1,007)
Purchases of property and equipment	(20,495)	(28,357)
Free cash flow	$72,071	$80,846

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. Pawn scrap jewelry in Mexico is sold in U.S. dollars and, accordingly, does not require a constant currency adjustment. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. For balance sheet items, the end-of-period exchange rate of 13.0 Mexican pesos / U.S. dollar at June 30, 2014 was used compared to the exchange rate of 15.6 Mexican pesos / U.S. dollar at June 30, 2015. For income statement items, the average exchange rate for the prior-year quarter ended June 30, 2014 of 13.0 Mexican pesos / U.S. dollar was used compared to the current quarter rate of 15.3 Mexican pesos / U.S. dollar. The average exchange rate for the prior-year six-month period ended June 30, 2014 was 13.1 Mexican pesos / U.S. dollar was used compared to the current year-to-date rate of 15.1 Mexican pesos / U.S. dollar.

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

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service and/or interest rates that may be charged and collected. In many jurisdictions, in both the United States and Mexico, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things.

In both the United States and Mexico, governmental action to further restrict or even prohibit pawn loans and transactions or small consumer loans, such as payday advances and credit services products, has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media. The consumer groups and media typically focus on the aggregated cost to a consumer for pawn and consumer loans, which is typically higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. They also focus on affordability issues such as the borrower’s ability to repay such loans, real or perceived patterns of sustained or cyclical usage of such lending products and consumer loan collection practices perceived to be unfair or abusive. The consumer groups and media articles often characterize pawn and especially payday lending activities as unfair or potentially abusive to consumers. During the last few years, in both the United States and Mexico, legislation or ordinances (on federal, state and municipal levels) have been introduced or enacted to prohibit, restrict or further regulate pawn loans and related transactions, including acceptance of pawn collateral, sale of merchandise, payday loans, consumer loans, credit services and related service fees. In addition, regulatory authorities in various levels of government in the United States and Mexico have and will likely continue to propose or publicly address new or expanded regulations that would prohibit or further restrict pawn and consumer lending activities, or other related pawn transactions. Existing regulations and recent regulatory developments are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2014. This information is supplemented with the discussion provided in the following paragraphs.

In March 2015, the Federal Consumer Financial Protection Bureau (“CFPB”) published proposed rules significantly affecting payday loans, vehicle title loans, deposit advance products, high-cost installment and open ended loans, lines of credit and other loans (“Proposed Rules”). The Proposed Rules, among other things, require additional underwriting requirements, requiring cooling-off periods between certain loans, and limitations to prevent the sustained use of certain loans. For example, forcing lenders to analyze whether consumers can afford and repay the loans without incurring increasing costs, capping loan amounts, limiting vehicles as collateral, capping the number of rollovers at two (three loans total) and require that the principal decrease with each rollover loan so that it is repaid after the third loan or provide a no-cost “off-ramp” after the third loan. The Proposed Rules would also restrict lenders from attempting to collect payment from consumers’ bank accounts in ways that cause the consumer to incur excessive bank fees. The CFPB published the Proposed Rules under consideration in preparation for convening a Small Business Review Panel to gather feedback from industry experts, small lenders, and the business community which is the next step in the rule-making process. The Proposed Rules are not final and could change significantly.

The Company does not currently anticipate that the Proposed Rules will affect the Company’s pawn loan products; however, the Company’s consumer loan, credit services and vehicle title loan products could be affected if they are finally adopted as written. During the six months ended June 30, 2015, the Company’s consumer and vehicle loans represented approximately 4% of the Company’s overall revenues. It is not possible to accurately predict the scope, extent, nature or effect of the Proposed Rules. Further, there can be no assurance that the CFPB will not propose or adopt future rules affecting pawn or short-term lending products, such as payday, title lending and credit services products, making them materially less profitable or even impractical to offer. Fiscal 2014 domestic consumer loan and credit services fees revenue recorded by the Company was $34,051,000 and at June 30, 2015, the Company had $7,913,000 of goodwill related to its U.S. consumer loan stores.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of June 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2015 through June 30, 2015, the Company issued 145,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,518,000 (including income tax benefit). During the period from January 1, 2015 through June 30, 2015, the Company granted a total of 45,000 nonvested shares of restricted common stock to certain executives of the Company. A total of 43,000 previously granted restricted shares vested and were issued during the period from January 1, 2015 through June 30, 2015.

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

In January 2015, the Company’s Board of Directors authorized a repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the six months ended June 30, 2015, the Company repurchased 463,000 shares of its common stock at an aggregate cost of $22,974,000 at an average price of $49.65 per share and 1,537,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the six months ended June 30, 2015:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2015	79,600	$49.94	79,600	1,920,400
February 1 through February 28, 2015	256,002	50.78	256,002	1,664,398
March 1 through March 31, 2015	—	—	—	1,664,398
April 1 through April 30, 2015	127,115	47.20	127,115	1,537,283
May 1 through May 31, 2015	—	—	—	1,537,283
June 1 through June 30, 2015	—	—	—	1,537,283
Total	462,717	$49.65	462,717

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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2015, filed with the SEC on July 22, 2015, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2015, June 30, 2014 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and June 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: July 22, 2015	FIRST CASH FINANCIAL SERVICES, INC.
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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2015, filed with the SEC on July 22, 2015, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2015, June 30, 2014 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and June 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.
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