Form 10-Q
period 2015-09-30
FIRST CASH FINANCIAL SERVICES INC
filed 2015-10-28
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of October 26, 2015, there were 27,806,440 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2014 annual report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2015, including the risks described in Part 1, Item 1A, “Risk Factors” of the Company’s annual report. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$72,523	$42,760	$67,992
Pawn loan fees and service charges receivable	18,116	19,481	16,926
Pawn loans	128,370	136,981	118,536
Consumer loans, net	1,114	1,510	1,241
Inventories	98,188	94,890	91,088
Prepaid expenses and other current assets	5,815	6,292	4,970
Deferred tax assets	6,632	6,299	7,122
Total current assets	330,758	308,213	307,875

Property and equipment, net	110,285	115,115	113,750
Goodwill	291,777	264,875	276,882
Other non-current assets	14,297	16,464	16,168
Deferred tax assets	8,085	—	—
Total assets	$755,202	$704,667	$714,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$46,129	$50,178	$42,559
Income taxes payable	843	—	—
Total current liabilities	46,972	50,178	42,559

Revolving unsecured credit facilities	68,500	17,500	22,400
Senior unsecured notes	200,000	200,000	200,000
Deferred tax liabilities	—	7,535	1,165
Total liabilities	315,472	275,213	266,124

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	399	395	397
Additional paid-in capital	192,787	182,119	188,062
Retained earnings	624,194	555,953	582,894
Accumulated other comprehensive loss from
cumulative foreign currency translation adjustments	(49,042)	(12,379)	(26,168)
Common stock held in treasury, at cost	(328,608)	(296,634)	(296,634)
Total stockholders’ equity	439,730	429,454	448,551
Total liabilities and stockholders’ equity	$755,202	$704,667	$714,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Retail merchandise sales	$104,937	$101,950	$321,016	$297,846
Pawn loan fees	49,882	51,778	146,119	146,971
Consumer loan and credit services fees	6,995	9,474	21,300	27,674
Wholesale scrap jewelry revenue	7,718	11,798	24,743	37,612
Total revenue	169,532	175,000	513,178	510,103

Cost of revenue:
Cost of retail merchandise sold	64,875	62,780	198,757	182,363
Consumer loan and credit services loss provision	2,368	2,913	5,074	6,892
Cost of wholesale scrap jewelry sold	6,847	10,444	21,088	31,608
Total cost of revenue	74,090	76,137	224,919	220,863

Net revenue	95,442	98,863	288,259	289,240

Expenses and other income:
Store operating expenses	50,995	49,293	155,062	146,719
Administrative expenses	11,733	13,406	40,240	40,350
Depreciation and amortization	4,637	4,404	13,651	13,001
Goodwill impairment - U.S. consumer loan operations	7,913	—	7,913	—
Interest expense	4,336	4,059	12,482	9,405
Interest income	(406)	(179)	(1,143)	(522)
Total expenses and other income	79,208	70,983	228,205	208,953

Income from continuing operations before income taxes	16,234	27,880	60,054	80,287

Provision for income taxes	5,061	8,352	18,754	21,790

Income from continuing operations	11,173	19,528	41,300	58,497

Loss from discontinued operations, net of tax	—	—	—	(272)

Net income	$11,173	$19,528	$41,300	$58,225

Basic income per share:
Income from continuing operations	$0.40	$0.69	$1.46	$2.03
Loss from discontinued operations	—	—	—	(0.01)
Net income per basic share	$0.40	$0.69	$1.46	$2.02

Diluted income per share:
Income from continuing operations	$0.40	$0.68	$1.45	$2.01
Loss from discontinued operations	—	—	—	(0.01)
Net income per diluted share	$0.40	$0.68	$1.45	$2.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$11,173	$19,528	$41,300	$58,225
Other comprehensive income (loss):
Currency translation adjustment, gross	(21,536)	(7,600)	(35,191)	(7,120)
Tax benefit	7,538	2,660	12,317	2,492
Comprehensive income (loss)	$(2,825)	$14,588	$18,426	$53,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(26,168)	11,200	$(296,634)	$448,551
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options	—	—	145	2	2,899	—	—	—	—	2,901
Income tax benefit from exercise of stock options	—	—	—	—	1,617	—	—	—	—	1,617
Share-based compensation expense	—	—	—	—	209	—	—	—	—	209
Net income	—	—	—	—	—	41,300	—	—	—	41,300
Currency translation adjustment, net of tax	—	—	—	—	—	—	(22,874)	—	—	(22,874)
Repurchases of treasury stock	—	—	—	—	—	—	—	661	(31,974)	(31,974)
Balance at 9/30/2015	—	$—	39,858	$399	$192,787	$624,194	$(49,042)	11,861	$(328,608)	$439,730

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

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2015	2014
Cash flow from operating activities:
Net income	$41,300	$58,225
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	466	797
Share-based compensation expense	209	1,370
Depreciation and amortization expense	13,651	13,001
Amortization of debt issuance costs	715	633
Impairment of goodwill - U.S. consumer loan operations	7,913	—
Deferred income taxes	2,293	1,488
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(2,203)	(3,084)
Merchandise inventories	(3,310)	(3,548)
Prepaid expenses and other assets	(1,731)	(906)
Accounts payable and accrued expenses	4,428	10,502
Income taxes payable, current	1,391	(9,150)
Net cash flow provided by operating activities	65,122	69,328
Cash flow from investing activities:
Loan receivables, net of cash repayments	(22,299)	(24,324)
Purchases of property and equipment	(15,528)	(17,801)
Acquisitions of pawn stores, net of cash acquired	(33,015)	(34,873)
Net cash flow used in investing activities	(70,842)	(76,998)
Cash flow from financing activities:
Borrowings from revolving credit facilities	82,055	25,500
Repayments of revolving credit facilities	(35,955)	(190,000)
Repayments of notes payable	—	(8,352)
Issuance of senior unsecured notes	—	200,000
Debt issuance costs paid	—	(6,601)
Purchases of treasury stock	(31,974)	(43,947)
Proceeds from exercise of share-based compensation awards	2,901	2,262
Income tax benefit from exercise of stock options	1,617	1,813
Net cash flow provided by (used in) financing activities	18,644	(19,325)
Effect of exchange rates on cash	(8,393)	(888)
Change in cash and cash equivalents	4,531	(27,883)
Cash and cash equivalents at beginning of the period	67,992	70,643
Cash and cash equivalents at end of the period	$72,523	$42,760

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2015. The condensed consolidated financial statements as of September 30, 2015 and 2014, and for the three month and nine month periods ended September 30, 2015 and 2014, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company manages its pawn and consumer loan operations under three operating segments: U.S. pawn operations, U.S. consumer loan operations and Mexico operations. The three operating segments have been aggregated into one reportable segment because they have similar economic characteristics and similar long-term financial performance metrics. Additionally, all three segments offer similar and overlapping products and services to a similar customer demographic and are supported by a single, centralized administrative support platform.

The Company has significant operations in Mexico where the functional currency for the Company’s operating subsidiaries is the Mexican peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the three month and nine month periods ended September 30, 2015.

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year resulting in it becoming effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual reporting periods beginning after December 15, 2016. The Company is currently assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-15, which clarified the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company’s results of operations, however, it will impact future balance sheet presentation and financial statement disclosures related to the Company’s debt issuance costs, upon adoption.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out (“LIFO”) or the retail inventory method are excluded from the scope of this update. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect ASU 2015-11 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In September 2015, the Financial Accounting Standards Board issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. ASU 2015-16 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-16 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$11,173	$19,528	$41,300	$58,497
Loss from discontinued operations	—	—	—	(272)
Net income for calculating basic and diluted earnings per share	$11,173	$19,528	$41,300	$58,225

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,019	28,397	28,206	28,762
Effect of dilutive securities:
Stock options and nonvested awards	205	408	212	398
Weighted-average common shares for calculating diluted earnings per share	28,224	28,805	28,418	29,160

Basic earnings per share:
Income from continuing operations	$0.40	$0.69	$1.46	$2.03
Loss from discontinued operations	—	—	—	(0.01)
Net income per basic share	$0.40	$0.69	$1.46	$2.02

Diluted earnings per share:
Income from continuing operations	$0.40	$0.68	$1.45	$2.01
Loss from discontinued operations	—	—	—	(0.01)
Net income per diluted share	$0.40	$0.68	$1.45	$2.00

Note 3 - Acquisitions

The Company completed acquisitions during the nine months ended September 30, 2015 as described below consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

During the nine months ended September 30, 2015, 30 pawn stores located in five U.S. states were acquired by the Company in five separate asset purchase transactions (“U.S. Acquisitions”) for an aggregate purchase price of $33,240,000, net of cash acquired, and was composed of $32,090,000 in cash and payables to the sellers of $1,150,000. During the nine months ended September 30, 2015, the Company also paid $925,000 of purchase price amounts payable related to prior-year acquisitions.

The preliminary allocations of the purchase prices for the U.S. Acquisitions are as follows (in thousands):

U.S. Acquisitions
Pawn loans	$3,438
Pawn loan fees and service charges receivable	204
Inventory	2,608
Other current assets	9
Property and equipment	310
Goodwill (1)	26,506
Intangible assets (2)	513
Other non-current assets	5
Current liabilities	(353)
Purchase price	$33,240

(1)	Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

(2)
Intangible assets primarily consist of customer relationships, which are included in other non-current assets in the accompanying condensed consolidated balance sheets. Customer relationships are generally amortized over five years.

During the nine months ended September 30, 2015, revenue from the U.S. Acquisitions since the acquisition dates was $5,498,000. During the nine months ended September 30, 2015, the net loss from the U.S. Acquisitions since the acquisition dates (including acquisition and integration costs) was $349,000. Combined transaction and integration costs related to acquisitions during the nine months ended September 30, 2015 were approximately $1,175,000, which are primarily included in administrative expenses in the accompanying condensed consolidated statements of income.

Note 4 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of adjusted net income.

Revolving Credit Facilities

At September 30, 2015, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2014 Credit Facility”) in the amount of $160,000,000, which matures in February 2019. At September 30, 2015, the Company had $68,500,000 outstanding under the 2014 Credit Facility and $91,500,000 was available for borrowings. The 2014 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The interest rate on amounts outstanding under the 2014 Credit Facility at September 30, 2015 was 2.75% based on the prevailing 30-day LIBOR rate. The 2014 Credit Facility requires the Company to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with the requirements and covenants of the 2014 Credit Facility as of September 30, 2015. During the nine months ended September 30, 2015, the Company had net proceeds of $46,100,000 from borrowings pursuant to the 2014 Credit Facility.

On March 9, 2015, the Company entered into an agreement with a bank in Mexico to establish a revolving credit facility (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of September 30, 2015. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At September 30, 2015, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

Note 5 - Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The three fair value levels are (from highest to lowest):

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

The carrying value of the 2014 Credit Facility and the Mexico Credit Facility approximated fair value for all periods presented. The fair value of the Notes was approximately $201,000,000, $209,000,000 and $207,000,000 as of September 30, 2015, 2014 and December 31, 2014, respectively, compared to a carrying value of $200,000,000. These fair values have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 6 - Goodwill

Changes in the carrying value of goodwill for the nine months ended September 30, 2015 were as follows:

Balance at December 31, 2014	$276,882
Acquisitions (Note 3)	26,506
Goodwill impairment - U.S. consumer loan operations	(7,913)
Effect of foreign currency translation	(4,621)
Other adjustments	923
Balance at September 30, 2015	$291,777

The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company’s reporting units, which are tested for impairment, are U.S. pawn operations, U.S. consumer loan operations and Mexico pawn and consumer loan operations. The Company assesses goodwill for impairment at a reporting unit level by initially assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology.

The first step is a comparison of the reporting unit's fair value to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than its carrying value, the difference is recorded as an impairment charge.

During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the U.S. consumer loan operations reporting unit. These indicators included, among others, the impacts of recently enacted and additional proposed local, state and federal regulatory restrictions affecting short-term and long-term profitability expectations for payday and title lending products, the Company’s long-term ongoing strategy to reduce non-core consumer lending operations along with significant deterioration in payday lending market conditions. Due to the aforementioned indicators, the Company concluded that it was more likely than not that the fair value of the U.S. consumer loan operations reporting unit was less than the carrying value.

The Company estimated fair value of the U.S. consumer loan operations reporting unit by applying a multiple to the reporting units’ forecast earnings before interest, taxes, depreciation and amortization, as this is a common valuation technique within the consumer loan industry (the inputs used in the fair value calculation are significant unobservable inputs, or Level 3 inputs, in the fair value hierarchy). The resulting estimated fair value of the reporting unit was less than its carrying value and after performing the second step in the goodwill impairment testing methodology, the Company determined there was no material implied goodwill.

As a result, a $7,913,000 goodwill impairment charge was recorded in the third quarter of fiscal 2015, which is included as goodwill impairment - U.S. consumer loan operations in the accompanying condensed consolidated statements of operations. As of September 30, 2015, the Company has no remaining goodwill or other intangible assets associated with its U.S. consumer loan operations reporting unit.

Note 7 - Condensed Consolidating Guarantor Financial Statements

In connection with the issuance of the Notes, certain of the Company’s domestic subsidiaries (collectively, “Guarantor Subsidiaries”), fully, unconditionally, jointly and severally guaranteed the payment obligations under the Notes. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of comprehensive income (loss) and statements of cash flows of First Cash Financial Services, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet
September 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,581	$2,628	$60,314	$—	$72,523
Pawn loan fees and service charges receivable	—	6,435	11,681	—	18,116
Pawn loans	—	55,029	73,341	—	128,370
Consumer loans, net	—	580	534	—	1,114
Inventories	—	37,495	60,693	—	98,188
Prepaid expenses and other current assets	4,420	—	1,785	(390)	5,815
Deferred tax assets	1,069	—	5,563	—	6,632
Total current assets	15,070	102,167	213,911	(390)	330,758

Property and equipment, net	3,490	51,318	55,477	—	110,285
Goodwill	—	151,671	140,106	—	291,777
Other non-current assets	5,261	4,038	4,998	—	14,297
Deferred tax assets	—	—	29,187	(21,102)	8,085
Intercompany receivable	—	—	176,223	(176,223)	—
Investments in subsidiaries	879,924	—	—	(879,924)	—
Total assets	$903,745	$309,194	$619,902	$(1,077,639)	$755,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$19,616	$7,272	$19,241	$—	$46,129
Income taxes payable	—	—	1,233	(390)	843
Total current liabilities	19,616	7,272	20,474	(390)	46,972

Revolving unsecured credit facilities	68,500	—	—	—	68,500
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	244	14,647	6,211	(21,102)	—
Intercompany payable	176,223	—	—	(176,223)	—
Total liabilities	464,583	21,919	26,685	(197,715)	315,472

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	399	—	—	—	399
Additional paid-in capital	192,787	—	—	—	192,787
Retained earnings	574,584	287,275	642,259	(879,924)	624,194
Accumulated other comprehensive loss	—	—	(49,042)	—	(49,042)
Common stock held in treasury, at cost	(328,608)	—	—	—	(328,608)
Total stockholders’ equity	439,162	287,275	593,217	(879,924)	439,730
Total liabilities and stockholders’ equity	$903,745	$309,194	$619,902	$(1,077,639)	$755,202

Condensed Consolidating Balance Sheet
September 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$17,380	$2,809	$22,571	$—	$42,760
Pawn loan fees and service charges receivable	—	7,480	12,001	—	19,481
Pawn loans	—	57,116	79,865	—	136,981
Consumer loans, net	—	842	668	—	1,510
Inventories	—	34,915	59,975	—	94,890
Prepaid expenses and other current assets	3,708	—	2,584	—	6,292
Deferred tax assets	906	—	5,393	—	6,299
Total current assets	21,994	103,162	183,057	—	308,213

Property and equipment, net	4,050	50,094	60,971	—	115,115
Goodwill	—	158,308	106,567	—	264,875
Other non-current assets	6,354	4,981	5,129	—	16,464
Deferred tax assets	—	—	10,106	(10,106)	—
Intercompany receivable	—	—	169,711	(169,711)	—
Investments in subsidiaries	804,310	—	—	(804,310)	—
Total assets	$836,708	$316,545	$535,541	$(984,127)	$704,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$19,979	$6,684	$23,515	$—	$50,178
Total current liabilities	19,979	6,684	23,515	—	50,178

Revolving unsecured credit facility	17,500	—	—	—	17,500
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	64	14,761	2,816	(10,106)	7,535
Intercompany payable	169,711	—	—	(169,711)	—
Total liabilities	407,254	21,445	26,331	(179,817)	275,213

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	395	—	—	—	395
Additional paid-in capital	182,119	—	—	—	182,119
Retained earnings	543,877	295,100	521,286	(804,310)	555,953
Accumulated other comprehensive loss	(303)	—	(12,076)	—	(12,379)
Common stock held in treasury, at cost	(296,634)	—	—	—	(296,634)
Total stockholders’ equity	429,454	295,100	509,210	(804,310)	429,454
Total liabilities and stockholders’ equity	$836,708	$316,545	$535,541	$(984,127)	$704,667

Condensed Consolidating Balance Sheet
December 31, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,799	$2,906	$57,287	$—	$67,992
Pawn loan fees and service charges receivable	—	7,120	9,806	—	16,926
Pawn loans	—	55,709	62,827	—	118,536
Consumer loans, net	—	655	586	—	1,241
Inventories	—	35,206	55,882	—	91,088
Prepaid expenses and other current assets	1,881	—	3,089	—	4,970
Deferred tax assets	1,069	—	6,053	—	7,122
Total current assets	10,749	101,596	195,530	—	307,875

Property and equipment, net	3,997	50,184	59,569	—	113,750
Goodwill	—	158,308	118,574	—	276,882
Other non-current assets	5,967	4,744	5,457	—	16,168
Deferred tax assets	—	—	17,127	(17,127)	—
Intercompany receivable	—	—	170,132	(170,132)	—
Investments in subsidiaries	837,486	—	—	(837,486)	—
Total assets	$858,199	$314,832	$566,389	$(1,024,745)	$714,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$16,940	$6,459	$19,160	$—	$42,559
Total current liabilities	16,940	6,459	19,160	—	42,559

Revolving unsecured credit facility	22,400	—	—	—	22,400
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	176	14,069	4,047	(17,127)	1,165
Intercompany payable	170,132	—	—	(170,132)	—
Total liabilities	409,648	20,528	23,207	(187,259)	266,124

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	397	—	—	—	397
Additional paid-in capital	188,062	—	—	—	188,062
Retained earnings	556,726	294,304	569,350	(837,486)	582,894
Accumulated other comprehensive loss	—	—	(26,168)	—	(26,168)
Common stock held in treasury, at cost	(296,634)	—	—	—	(296,634)
Total stockholders’ equity	448,551	294,304	543,182	(837,486)	448,551
Total liabilities and stockholders’ equity	$858,199	$314,832	$566,389	$(1,024,745)	$714,675

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$32,454	$72,483	$—	$104,937
Pawn loan fees	—	18,765	31,117	—	49,882
Consumer loan and credit services fees	—	6,374	621	—	6,995
Wholesale scrap jewelry revenue	—	4,044	3,674	—	7,718
Total revenue	—	61,637	107,895	—	169,532

Cost of revenue:
Cost of retail merchandise sold	—	18,698	46,177	—	64,875
Consumer loan and credit services loss provision	—	2,240	128	—	2,368
Cost of wholesale scrap jewelry sold	—	3,783	3,064	—	6,847
Total cost of revenue	—	24,721	49,369	—	74,090

Net revenue	—	36,916	58,526	—	95,442

Expenses and other income:
Store operating expenses	—	20,064	30,931	—	50,995
Administrative expenses	5,318	—	6,415	—	11,733
Depreciation and amortization	176	1,748	2,713	—	4,637
Goodwill impairment - U.S. consumer loan operations	—	7,913	—	—	7,913
Interest expense	4,336	—	—	—	4,336
Interest income	(1)	—	(405)	—	(406)
Total expenses and other income	9,829	29,725	39,654	—	79,208

Income (loss) before income taxes	(9,829)	7,191	18,872	—	16,234

Provision for income taxes	(3,288)	2,660	5,689	—	5,061

Net income (loss)	$(6,541)	$4,531	$13,183	$—	$11,173
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(13,998)	—	(13,998)
Comprehensive income (loss)	$(6,541)	$4,531	$(815)	$—	$(2,825)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$30,698	$71,252	$—	$101,950
Pawn loan fees	—	18,837	32,941	—	51,778
Consumer loan and credit services fees	—	8,636	838	—	9,474
Wholesale scrap jewelry revenue	—	5,988	5,810	—	11,798
Total revenue	—	64,159	110,841	—	175,000

Cost of revenue:
Cost of retail merchandise sold	—	17,264	45,516	—	62,780
Consumer loan and credit services loss provision	—	2,756	157	—	2,913
Cost of wholesale scrap jewelry sold	—	5,381	5,063	—	10,444
Total cost of revenue	—	25,401	50,736	—	76,137

Net revenue	—	38,758	60,105	—	98,863

Expenses and other income:
Store operating expenses	—	18,767	30,526	—	49,293
Administrative expenses	5,598	—	7,808	—	13,406
Depreciation and amortization	218	1,488	2,698	—	4,404
Interest expense	4,059	—	—	—	4,059
Interest income	—	—	(179)	—	(179)
Total expenses and other income	9,875	20,255	40,853	—	70,983

Income (loss) before income taxes	(9,875)	18,503	19,252	—	27,880

Provision for income taxes	(5,021)	6,477	6,896	—	8,352

Net income (loss)	$(4,854)	$12,026	$12,356	$—	$19,528
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(4,940)	—	(4,940)
Comprehensive income (loss)	$(4,854)	$12,026	$7,416	$—	$14,588

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$102,233	$218,783	$—	$321,016
Pawn loan fees	—	55,874	90,245	—	146,119
Consumer loan and credit services fees	—	19,358	1,942	—	21,300
Wholesale scrap jewelry revenue	—	12,683	12,060	—	24,743
Total revenue	—	190,148	323,030	—	513,178

Cost of revenue:
Cost of retail merchandise sold	—	58,579	140,178	—	198,757
Consumer loan and credit services loss provision	—	4,777	297	—	5,074
Cost of wholesale scrap jewelry sold	—	11,461	9,627	—	21,088
Total cost of revenue	—	74,817	150,102	—	224,919

Net revenue	—	115,331	172,928	—	288,259

Expenses and other income:
Store operating expenses	—	60,381	94,681	—	155,062
Administrative expenses	19,190	—	21,050	—	40,240
Depreciation and amortization	581	4,831	8,239	—	13,651
Goodwill impairment - U.S. consumer loan operations	—	7,913	—	—	7,913
Interest expense	12,482	—	—	—	12,482
Interest income	(4)	—	(1,139)	—	(1,143)
Total expenses and other income	32,249	73,125	122,831	—	228,205

Income (loss) before income taxes	(32,249)	42,206	50,097	—	60,054

Provision for income taxes	(11,147)	15,616	14,285	—	18,754

Net income (loss)	$(21,102)	$26,590	$35,812	$—	$41,300
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(22,874)	—	(22,874)
Comprehensive income (loss)	$(21,102)	$26,590	$12,938	$—	$18,426

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$99,314	$198,532	$—	$297,846
Pawn loan fees	—	55,980	90,991	—	146,971
Consumer loan and credit services fees	—	25,164	2,510	—	27,674
Wholesale scrap jewelry revenue	—	19,526	18,086	—	37,612
Total revenue	—	199,984	310,119	—	510,103

Cost of revenue:
Cost of retail merchandise sold	—	55,664	126,699	—	182,363
Consumer loan and credit services loss provision	—	6,373	519	—	6,892
Cost of wholesale scrap jewelry sold	—	16,553	15,055	—	31,608
Total cost of revenue	—	78,590	142,273	—	220,863

Net revenue	—	121,394	167,846	—	289,240

Expenses and other income:
Store operating expenses	—	60,036	86,683	—	146,719
Administrative expenses	18,422	—	21,928	—	40,350
Depreciation and amortization	781	4,277	7,943	—	13,001
Interest expense	9,405	—	—	—	9,405
Interest income	(23)	—	(499)	—	(522)
Total expenses and other income	28,585	64,313	116,055	—	208,953

Income (loss) from continuing operations before income taxes	(28,585)	57,081	51,791	—	80,287

Provision for income taxes	(12,801)	19,979	14,612	—	21,790

Income (loss) from continuing operations	(15,784)	37,102	37,179	—	58,497

Loss from discontinued operations, net of tax	—	—	(272)	—	(272)
Net income (loss)	$(15,784)	$37,102	$36,907	$—	$58,225
Other comprehensive income (loss):
Currency translation adjustment, net of tax expense or benefit	—	—	(4,628)	—	(4,628)
Comprehensive income (loss)	$(15,784)	$37,102	$32,279	$—	$53,597

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(22,879)	$7,381	$80,620	$—	$65,122
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	(550)	(21,749)	—	(22,299)
Purchases of property and equipment	(74)	(5,175)	(10,279)	—	(15,528)
Acquisitions of pawn stores, net of cash acquired	—	(1,934)	(31,081)	—	(33,015)
Investing activity with subsidiaries	6,091	—	(6,091)	—	—
Net cash flow provided by (used in) investing activities	6,017	(7,659)	(69,200)	—	(70,842)
Cash flow from financing activities:
Borrowings from revolving credit facilities	82,055	—	—	—	82,055
Repayments of revolving credit facilities	(35,955)	—	—	—	(35,955)
Purchases of treasury stock	(31,974)	—	—	—	(31,974)
Proceeds from exercise of share-based compensation awards	2,901	—	—	—	2,901
Income tax benefit from exercise of stock options	1,617	—	—	—	1,617
Net cash flow provided by financing activities	18,644	—	—	—	18,644
Effect of exchange rates on cash	—	—	(8,393)	—	(8,393)
Change in cash and cash equivalents	1,782	(278)	3,027	—	4,531
Cash and cash equivalents at beginning of the period	7,799	2,906	57,287	—	67,992
Cash and cash equivalents at end of the period	$9,581	$2,628	$60,314	$—	$72,523

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$(210)	$18,655	$50,883	$—	$69,328
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	2,237	(26,561)	—	(24,324)
Purchases of property and equipment	(676)	(5,931)	(11,194)	—	(17,801)
Acquisitions of pawn stores, net of cash acquired	—	(16,392)	(18,481)	—	(34,873)
Investing activity with subsidiaries	12,917	—	(12,917)	—	—
Net cash flow provided by (used in) investing activities	12,241	(20,086)	(69,153)	—	(76,998)
Cash flow from financing activities:
Borrowings from revolving credit facilities	25,500	—	—	—	25,500
Repayments of revolving credit facilities	(190,000)	—	—	—	(190,000)
Repayments of notes payable	(8,352)	—	—	—	(8,352)
Issuance of senior notes	200,000	—	—	—	200,000
Debt issuance costs paid	(6,601)	—	—	—	(6,601)
Purchases of treasury stock	(43,947)	—	—	—	(43,947)
Proceeds from exercise of share-based compensation awards	2,262	—	—	—	2,262
Income tax benefit from exercise of stock options	1,813	—	—	—	1,813
Net cash flow used in financing activities	(19,325)	—	—	—	(19,325)
Effect of exchange rates on cash	—	—	(888)	—	(888)
Change in cash and cash equivalents	(7,294)	(1,431)	(19,158)	—	(27,883)
Cash and cash equivalents at beginning of the period	24,674	4,240	41,729	—	70,643
Cash and cash equivalents at end of the period	$17,380	$2,809	$22,571	$—	$42,760

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. References in this quarterly report on Form 10-Q to “year-to-date” refer to the nine-month period from January 1, 2015 to September 30, 2015.

GENERAL

The Company is a leading operator of retail-based pawn stores in the United States and Mexico. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Mexico through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for approximately 96% of the Company’s consolidated revenue during the nine months ended September 30, 2015 compared to 95% during the nine months ended September 30, 2014.

The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans that the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company records merchandise sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 4% of consolidated revenue during the nine months ended September 30, 2015 compared to 5% during the nine months ended September 30, 2014, and was derived primarily from credit services fees.

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

The Company’s business is subject to seasonal variations. Therefore, operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

OPERATIONS AND LOCATIONS

As of September 30, 2015, the Company had 1,045 store locations in 14 U.S. states and 29 states in Mexico, which represents a net store-count increase of 6% over the number of stores at September 30, 2014.

The following table details store count activity for the three months ended September 30, 2015:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	283	11	58	352
Locations acquired	1	—	—	1
Locations closed or consolidated	(1)	—	(7)	(8)
Total locations, end of period	283	11	51	345

International:
Total locations, beginning of period	651	15	28	694
New locations opened	8	—	—	8
Locations closed or consolidated	(2)	—	—	(2)
Total locations, end of period	657	15	28	700

Total:
Total locations, beginning of period	934	26	86	1,046
New locations opened	8	—	—	8
Locations acquired	1	—	—	1
Locations closed or consolidated	(3)	—	(7)	(10)
Total locations, end of period	940	26	79	1,045

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At September 30, 2015, 129 of the U.S. large format pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral and also offer consumer loans or credit services products.

(3)
The Company’s U.S. freestanding, small format consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. The Company’s credit services operations also include an internet distribution channel for customers residing in the state of Texas.

The following table details store count activity for the nine months ended September 30, 2015:

	Pawn Locations		Consumer
	Large	Small	Loan	Total
	Format (1)	Format (2)	Locations (3)	Locations
Domestic:
Total locations, beginning of period	255	11	65	331
Locations acquired	30	—	—	30
Locations closed or consolidated	(2)	—	(14)	(16)
Total locations, end of period	283	11	51	345

International:
Total locations, beginning of period	629	17	28	674
New locations opened	32	—	—	32
Locations closed or consolidated	(4)	(2)	—	(6)
Total locations, end of period	657	15	28	700

Total:
Total locations, beginning of period	884	28	93	1,005
New locations opened	32	—	—	32
Locations acquired	30	—	—	30
Locations closed or consolidated	(6)	(2)	(14)	(22)
Total locations, end of period	940	26	79	1,045

(1)
The large format locations include retail showrooms and accept a broad array of pawn collateral including consumer electronics, appliances, power tools, jewelry and other general merchandise items. At September 30, 2015, 129 of the U.S. large format pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products.

(2)
The small format locations typically have limited retail operations and primarily accept jewelry and small electronic items as pawn collateral and also offer consumer loans or credit services products.

(3)
The Company’s U.S. freestanding, small format consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans. The Company’s credit services operations also include an internet distribution channel for customers residing in the state of Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2014 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2015.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from an independent third-party lender as of September 30, 2015 as compared to September 30, 2014 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

					Increase/(Decrease)
	Balance at September 30,				Constant Currency
	2015	2014	Increase/(Decrease)		Basis
Domestic:
Pawn loans	$70,140	$67,014	$3,126	5%	5%
CSO credit extensions held by independent third-party (1)	7,222	10,027	(2,805)	(28)%	(28)%
Other consumer loans	673	936	(263)	(28)%	(28)%
Combined customer loans (2)	78,035	77,977	58	—%	—%
International:
Pawn loans	58,230	69,967	(11,737)	(17)%	5%
Other consumer loans	441	574	(133)	(23)%	(3)%
Combined customer loans	58,671	70,541	(11,870)	(17)%	5%
Total:
Pawn loans	128,370	136,981	(8,611)	(6)%	5%
CSO credit extensions held by independent third-party (1)	7,222	10,027	(2,805)	(28)%	(28)%
Other consumer loans	1,114	1,510	(396)	(26)%	(19)%
Combined customer loans (2)	$136,706	$148,518	$(11,812)	(8)%	2%
Pawn inventories:
Domestic pawn inventories	$55,556	$42,431	$13,125	31%	31%
International pawn inventories	42,632	52,459	(9,827)	(19)%	3%
Combined inventories	$98,188	$94,890	$3,298	3%	15%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by an independent third-party lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

(2)
Combined customer loans is a non-GAAP measure, as it includes CSO credit extensions held by an independent third-party not included on the Company’s balance sheet. The Company believes this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. The Company also believes the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on the Company’s balance sheet since both credit services fees revenue and the corresponding loss provision are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

The following tables detail the composition of pawn collateral and the average outstanding pawn loan receivable as of September 30, 2015 as compared to September 30, 2014.

	Balance at September 30,
	2015	2014
Composition of pawn collateral:
Domestic pawn loans:
General merchandise	47%	44%
Jewelry	53%	56%
	100%	100%
International pawn loans:
General merchandise	89%	88%
Jewelry	11%	12%
	100%	100%
Total pawn loans:
General merchandise	66%	66%
Jewelry	34%	34%
	100%	100%

					Increase/(Decrease)
	Balance at September 30,				Constant Currency
	2015	2014	Decrease		Basis
Average outstanding pawn loan amount:
Domestic pawn loans	$158	$163	$(5)	(3)%	(3)%
International pawn loans	60	70	(10)	(14)%	7%
Total pawn loans	90	98	(8)	(8)%	3%

Three Months Ended September 30, 2015 Compared To The Three Months Ended September 30, 2014

The following table details the components of the Company’s revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 25% from 13.1 to 1 during the third quarter of 2014 to 16.4 to 1 during the third quarter of 2015. The end-of-period value of the Mexican peso to the U.S. dollar decreased 26% from 13.5 to 1 at September 30, 2014 to 17.0 to 1 at September 30, 2015. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of September 30, 2015 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated revenue stream. If the average value of the Mexican peso during the third quarter of 2015 would have remained consistent with the average value during the third quarter of 2014, resulting third quarter 2015 revenues would have been $21,218,000 higher and net income would have been approximately $3,300,000 higher. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2014 annual report on Form 10-K.

	Three Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2015	2014	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$46,626	$39,298	$7,328	19%	19%
Pawn loan fees	24,250	22,515	1,735	8%	8%
Consumer loan and credit services fees	6,493	8,792	(2,299)	(26)%	(26)%
Wholesale scrap jewelry revenue	4,841	7,007	(2,166)	(31)%	(31)%
	82,210	77,612	4,598	6%	6%
International revenue:
Retail merchandise sales	58,311	62,652	(4,341)	(7)%	16%
Pawn loan fees	25,632	29,263	(3,631)	(12)%	10%
Consumer loan and credit services fees	502	682	(180)	(26)%	(8)%
Wholesale scrap jewelry revenue	2,877	4,791	(1,914)	(40)%	(40)%
	87,322	97,388	(10,066)	(10)%	11%
Total revenue:
Retail merchandise sales	104,937	101,950	2,987	3%	17%
Pawn loan fees	49,882	51,778	(1,896)	(4)%	9%
Consumer loan and credit services fees	6,995	9,474	(2,479)	(26)%	(25)%
Wholesale scrap jewelry revenue	7,718	11,798	(4,080)	(35)%	(35)%
	$169,532	$175,000	$(5,468)	(3)%	9%

Domestic revenue accounted for approximately 48% of the total revenue for the third quarter of 2015, while international revenue (from Mexico) accounted for 52% of total revenue.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 3% (17% on a constant currency basis) to $104,937,000 during the third quarter of 2015 compared to $101,950,000 for the third quarter of 2014. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increase in retail inventories. During the third quarter of 2015, the gross profit margin on retail merchandise sales was 38% which was consistent with the gross profit margin on retail merchandise sales during the third quarter of 2014.
Pawn inventories increased from $94,890,000 at September 30, 2014 to $98,188,000 at September 30, 2015, largely as a result of the 8% increase in the weighted-average store count during the third quarter of 2015, which included certain acquired stores that carried significant levels of inventory, and the maturation of existing stores. At September 30, 2015, the Company’s pawn inventories were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 40% electronics and appliances, 9% tools, 9% sporting goods and 12% other. At September 30, 2014, the Company’s pawn inventories were composed of: 28% jewelry (primarily gold jewelry held for retail sale), 46% electronics and appliances, 10% tools, 3% sporting goods and 13% other. At September 30, 2015, 95% of total inventories had been held for one year or less, while 5% had been held for more than one year. At September 30, 2014, 97% of total inventories had been held for one year or less, while 3% had been held for more than one year. The increase in aged inventory (inventory held for more than one year) is primarily a result of recent acquisition activity. Excluding stores acquired within the twelve months ended September 30, 2015, aged inventories represented 4% of total inventories at September 30, 2015.
Pawn Lending Operations

Pawn loan fees decreased 4% (9% increase on a constant currency basis) totaling $49,882,000 during the third quarter of 2015 compared to $51,778,000 for the third quarter of 2014. Consolidated pawn receivables as of September 30, 2015 decreased 6% (5% increase on a constant currency basis) compared to September 30, 2014. The increase in constant currency pawn fees and receivables was primarily due to store additions. Mexico same-store pawn receivables increased 4% on a constant currency basis while U.S. same-store pawn receivables declined 5% as of September 30, 2014 compared to September 30, 2015.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 26% (25% on a constant currency basis) to $6,995,000 during the third quarter of 2015 compared to $9,474,000 for the third quarter of 2014. The Company attributes the decrease in part to increased competition and additional regulatory restrictions in many markets where the Company’s payday lending operations are focused, as well as the Company’s ongoing strategic downsizing of these operations with the closure of 14 stand-alone consumer finance stores in Texas during the first nine months of 2015. Consumer/payday loan-related products comprised 4% of total revenue for the third quarter of 2015 compared to 5% for the third quarter of 2014.

The Company’s consumer loan and credit services credit loss provision of $2,368,000 was 34% of consumer loan and credit services fee revenue during the third quarter of 2015 compared to $2,913,000, or 31%, during the third quarter of 2014. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $517,000, or 6.7% of the gross loan balance, at September 30, 2015 compared to $474,000, or 4.5% of the gross loan balance, at September 30, 2014, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $66,000, or 5.6% of the gross loan balance, at September 30, 2015 compared to $91,000, or 5.7% of the gross loan balance, at September 30, 2014.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 35% to $7,718,000 during the third quarter of 2015 compared to $11,798,000 for the third quarter of 2014. Wholesale scrap jewelry revenue during the three months ended September 30, 2015 consisted primarily of gold sales, of which approximately 6,000 ounces were sold at an average selling price of $1,112 per ounce compared to approximately 8,400 ounces of gold sold at an average selling price of $1,224 per ounce in the prior-year period. The scrap gross profit margin was 11% which equaled the prior-year margin. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the third quarter of 2015 and 2014. The Company’s exposure to gold price risk is described further in the Company’s 2014 annual report on Form 10-K.

Combined Revenue Results

The decrease in quarter-over-quarter total revenue of 3% (9% increase on a constant currency basis) reflected a 1% increase (14% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired after July 1, 2014 increased by $4,307,000 in Mexico and $12,416,000 in the United States in the third quarter of 2015 compared to the third quarter of 2014.

Same-store core revenue from retail sales and pawn fees increased 4% on a consolidated, constant currency basis from the third quarter of 2014 to the third quarter of 2015. Same-store core revenue in Mexico increased 8% (constant currency basis), offset by a decrease in same-store core revenue of 4% in the U.S. as compared to the prior-year period.

Store Operating Expenses

Store operating expenses increased by 3% (14% on a constant currency basis) to $50,995,000 during the third quarter of 2015 compared to $49,293,000 during the third quarter of 2014, primarily as a result of an 8% increase in the weighted-average store count, which included a number of large, mature stores added through acquisitions, offset by a 25% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses increased less than 1% on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the third quarter of 2015 was $40,546,000, which equates to a store-level operating margin of 24% compared to $45,855,000 and 26% in the prior-year quarter. The decline in the store-level operating margin related primarily to a 36% decrease (79% on a constant currency basis) in net revenue from wholesale scrap jewelry and a 29% decrease (28% on a constant currency basis) in net revenue from payday lending.

As a result of the seven consumer loan store closures during the third quarter of 2015 and the continued significant deterioration in payday lending market conditions, primarily due to increased regulatory pressure, the Company recognized non-recurring expenses related to the restructuring of the U.S. consumer loan operations of $526,000 during the third quarter of 2015. The majority of these non-recurring expenses are included in store operating expenses in the accompanying condensed consolidated statements of income.

Goodwill Impairment - U.S. Consumer Loan Operations

During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the U.S. consumer loan operations reporting unit. These indicators included, among others, the impacts of recently enacted and additional proposed local, state and federal regulatory restrictions affecting short-term and long-term profitability expectations for payday and title lending products, the Company’s long-term ongoing strategy to reduce non-core consumer lending operations along with continued store closures and the significant deterioration in payday lending market conditions. As a result of the Company’s interim goodwill impairment analysis, a $7,913,000 goodwill impairment charge was recorded in the third quarter of 2015 leaving no remaining goodwill or other intangible assets associated with its U.S. consumer loan operations reporting unit.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses decreased 12% to $11,733,000 during the third quarter of 2015 compared to $13,406,000 during the third quarter of 2014, primarily as a result of a 25% decline in the average value of the Mexican peso which reduced administrative expenses in Mexico, and reduced incentive compensation expense related to current year operating results. This decrease was partially offset by an 8% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. As a percentage of revenue, administrative expenses decreased from 8% during the third quarter of 2014 to 7% during the third quarter of 2015.

Interest expense increased to $4,336,000 in the third quarter of 2015 compared to $4,059,000 for the third quarter of 2014, reflecting an increase in the amount of outstanding debt. See “—Liquidity and Capital Resources.”

For the third quarter of 2015 and 2014, the Company’s effective federal income tax rates were 31.2% and 30.0%, respectively. The Company expects the effective tax rate for the remainder of 2015 to be approximately 31%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 43% to $11,173,000 during the third quarter of 2015 compared to $19,528,000 during the third quarter of 2014. The decrease was primarily due to the non-cash goodwill impairment and other non-recurring charges related to the Company’s U.S. consumer loan operations, the weaker value of the Mexican peso versus the U.S. dollar and the continued declines in non-core jewelry scrapping and non-core payday lending operations. These decreases were partially offset by the continued growth in core pawn operations and a reduction in incentive compensation expense. Comprehensive income decreased 119% to a loss of $2,825,000 during the third quarter of 2015 compared to income of $14,588,000 during the third quarter of 2014, as a result of the translation of the Company’s peso-denominated net assets into U.S. dollars as of September 30, 2015. Total peso-denominated net assets related to the Company’s Mexican operations were $267,757,000 as of September 30, 2015.

Nine Months Ended September 30, 2015 Compared To The Nine Months Ended September 30, 2014

The following table details the components of the Company’s revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 18% from 13.1 to 1 during the nine months ended September 30, 2014 to 15.5 to 1 during the nine months ended September 30, 2015. The end-of-period value of the Mexican peso to the U.S. dollar decreased 26% from 13.5 to 1 at September 30, 2014 to 17.0 to 1 at September 30, 2015. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of September 30, 2015 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated revenue stream. If the average value of the Mexican peso during the nine months ended September 30, 2015 would have remained consistent with the average value during the nine months ended September 30, 2014, resulting year-to-date 2015 revenues would have been $47,359,000 higher and net income would have been approximately $6,600,000 higher. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2014 annual report on Form 10-K.

	Nine Months Ended				Increase/(Decrease)
	September 30,				Constant Currency
	2015	2014	Increase/(Decrease)		Basis
Domestic revenue:
Retail merchandise sales	$142,955	$122,750	$20,205	16%	16%
Pawn loan fees	70,216	65,798	4,418	7%	7%
Consumer loan and credit services fees	19,731	25,614	(5,883)	(23)%	(23)%
Wholesale scrap jewelry revenue	14,989	22,415	(7,426)	(33)%	(33)%
	247,891	236,577	11,314	5%	5%
International revenue:
Retail merchandise sales	178,061	175,096	2,965	2%	21%
Pawn loan fees	75,903	81,173	(5,270)	(6)%	11%
Consumer loan and credit services fees	1,569	2,060	(491)	(24)%	(10)%
Wholesale scrap jewelry revenue	9,754	15,197	(5,443)	(36)%	(36)%
	265,287	273,526	(8,239)	(3)%	14%
Total revenue:
Retail merchandise sales	321,016	297,846	23,170	8%	19%
Pawn loan fees	146,119	146,971	(852)	(1)%	9%
Consumer loan and credit services fees	21,300	27,674	(6,374)	(23)%	(22)%
Wholesale scrap jewelry revenue	24,743	37,612	(12,869)	(34)%	(34)%
	$513,178	$510,103	$3,075	1%	10%

Domestic revenue accounted for approximately 48% of the total revenue for the nine months ended September 30, 2015, while international revenue (from Mexico) accounted for 52% of total revenue.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 8% (19% on a constant currency basis) to $321,016,000 during the nine months ended September 30, 2015 compared to $297,846,000 for the nine months ended September 30, 2014. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increase in retail inventories. During the nine months ended September 30, 2015, the gross profit margin on retail merchandise sales was 38% compared to a gross profit margin of 39% on retail merchandise sales during the nine months ended September 30, 2014.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 23% (22% on constant currency basis) to $21,300,000 during the nine months ended September 30, 2015 compared to $27,674,000 for the nine months ended September 30, 2014. The Company attributes the decrease in part to increased competition and additional regulatory restrictions in many markets where the Company’s payday lending operations are focused, as well as the Company’s ongoing strategic downsizing of these operations with the closure of 14 stand-alone consumer finance stores in Texas during the first nine months of 2015. Consumer/payday loan-related products comprised 4% of total revenue during the nine months ended September 30, 2015 compared to 5% for the nine months ended September 30, 2014.

The Company’s consumer loan and credit services credit loss provision of $5,074,000 was 24% of consumer loan and credit services fee revenue during the nine months ended September 30, 2015 compared to $6,892,000, or 25%, during the nine months ended September 30, 2014.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 34% to $24,743,000 during the nine months ended September 30, 2015 compared to $37,612,000 for the nine months ended September 30, 2014. Wholesale scrap jewelry revenue during the nine months ended September 30, 2015 consisted primarily of gold sales, of which approximately 18,200 ounces were sold at an average selling price of $1,171 per ounce compared to approximately 25,400 ounces of gold sold at an average selling price of $1,282 per ounce in the prior-year period. The scrap gross profit margin was 15% compared to the prior-period margin of 16%. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the nine months ended September 30, 2015 compared to 2% in the nine months ended September 30, 2014. The Company’s exposure to gold price risk is described further in the Company’s 2014 annual report on Form 10-K.

Combined Revenue Results

The increase in year-to-date total revenue of 1% (10% on a constant currency basis) reflected a 5% increase (16% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core wholesale scrap jewelry revenue and consumer loan fees. Revenue generated by the stores opened or acquired after January 1, 2014 increased by $20,995,000 in Mexico and $33,265,000 in the United States in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Same-store core revenue from retail sales and pawn fees increased 3% on a consolidated, constant currency basis from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Same-store core revenue in Mexico increased 8% (constant currency basis), offset by a decrease in same-store core revenue of 3% in the U.S. as compared to the prior-year period.

Store Operating Expenses

Store operating expenses increased by 6% (14% on a constant currency basis) to $155,062,000 during the nine months ended September 30, 2015 compared to $146,719,000 during the nine months ended September 30, 2014, primarily as a result of a 10% increase in the weighted-average store count which included a number of large, mature stores added through acquisitions, offset by an 18% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses increased 1% on a constant currency basis, compared to the prior-year period.

The net store profit contribution from continuing operations for the nine months ended September 30, 2015 was $121,766,000, which equates to a store-level operating margin of 24% compared to $131,650,000 and 26% in the prior-year period. The decline in the store-level operating margin related primarily to a 39% decrease (63% on a constant currency basis) in net revenue from wholesale scrap jewelry and a 22% decrease (21% on a constant currency basis) in net revenue from payday lending.

As a result of the 14 consumer loan store closures during the first nine months of 2015 and the continued significant deterioration in payday lending market conditions, primarily due to increased regulatory pressure, the Company recognized non-recurring expenses related to the restructuring of the U.S. consumer loan operations of $965,000 during the nine months ended September 30, 2015. The majority of these non-recurring expenses are included in store operating expenses in the accompanying condensed consolidated statements of income.

Goodwill Impairment - U.S. Consumer Loan Operations

During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the U.S. consumer loan operations reporting unit. These indicators included, among others, the impacts of recently enacted and additional proposed local, state and federal regulatory restrictions affecting short-term and long-term profitability expectations for payday and title lending products, the Company’s long-term ongoing strategy to reduce non-core consumer lending operations along with continued store closures and the significant deterioration in payday lending market conditions. As a result of the Company’s interim goodwill impairment analysis, a $7,913,000 goodwill impairment charge was recorded in the third quarter of 2015 leaving no remaining goodwill or other intangible assets associated with its U.S. consumer loan operations reporting unit.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses decreased slightly to $40,240,000 during the nine months ended September 30, 2015 compared to $40,350,000 during the nine months ended September 30, 2014, primarily as a result of an 18% decline in the average value of the Mexican peso which reduced administrative expenses in Mexico, and reduced incentive compensation expense related to current year operating results. This decrease was partially offset by a 10% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. As a percentage of revenue, administrative expenses were 8% in both the nine months ended September 30, 2015 and 2014.

Interest expense increased to $12,482,000 during the nine months ended September 30, 2015 compared to $9,405,000 for the nine months ended September 30, 2014, primarily due to the issuance of the Company’s 6.75% senior notes in March 2014 and, to a lesser extent, an increase in the amount outstanding on the Company’s 2014 Credit Facility, as defined below. See “—Liquidity and Capital Resources.”

For the nine months ended September 30, 2015 and 2014, the Company’s effective federal income tax rates were 31.2% and 27.1%, respectively. The Company recognized an estimated non-recurring income tax benefit of $3,669,000 in March 2014 as a result of a change in its estimated U.S. federal liability associated with the 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. Excluding the non-recurring benefit, the consolidated tax rate for the nine months ended September 30, 2014 was 31.7%.

Net income decreased 29% to $41,300,000 during the nine months ended September 30, 2015 compared to $58,225,000 during the nine months ended September 30, 2014. The decrease was primarily due to the non-cash goodwill impairment and other non-recurring charges related to the Company’s U.S. consumer loan operations, the weaker value of the Mexican peso versus the U.S. dollar, the continued declines in non-core jewelry scrapping and non-core payday lending operations and an increase in interest expense primarily due to the issuance of the Company’s 6.75% senior notes in March 2014. These decreases were partially offset by the continued growth in core pawn operations, a non-recurring tax benefit and a reduction in incentive compensation expense. Comprehensive income decreased 66% to $18,426,000 during the nine months ended September 30, 2015 compared to $53,597,000 during the nine months ended September 30, 2014, as a result of the translation of the Company’s peso-denominated net assets into U.S. dollars as of September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, the Company’s primary sources of liquidity were $72,523,000 in cash and cash equivalents, $101,500,000 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $147,600,000 in customer loans and $98,188,000 in inventories. As of September 30, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $59,424,000, which is primarily held in Mexican pesos. The Company had working capital of $283,786,000 as of September 30, 2015 and total equity exceeded liabilities by a ratio of 1.4 to 1.

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of adjusted net income.

At September 30, 2015, the Company maintained a line of credit with a group of U.S. based commercial lenders (the "2014 Credit Facility") in the amount of $160,000,000, which matures in February 2019. At September 30, 2015, the Company had $68,500,000 outstanding under the 2014 Credit Facility and $91,500,000 was available for borrowings. The 2014 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The interest rate on amounts outstanding under the 2014 Credit Facility at September 30, 2015 was 2.75% based on the prevailing 30-day LIBOR rate. The 2014 Credit Facility requires the Company to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with the requirements and covenants of the 2014 Credit Facility as of September 30, 2015, and believes it has the capacity to borrow the full amount available under the 2014 Credit Facility under the most restrictive covenant. During the nine months ended September 30, 2015, the Company had net proceeds of $46,100,000 on the 2014 Credit Facility.

At September 30, 2015, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of September 30, 2015, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At September 30, 2015, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses, administrative expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes that cash on hand, the borrowings available under its credit facilities, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, dollar amounts in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Cash flow provided by operating activities	$65,122	$69,328
Cash flow used in investing activities	$(70,842)	$(76,998)
Cash flow provided by (used in) financing activities	$18,644	$(19,325)

	Balance at September 30,
	2015	2014
Working capital	$283,786	$258,035
Current ratio	7.04:1	6.14:1
Liabilities to equity	72%	64%
Inventory turns (trailing twelve months)	3.4x	3.7x

Net cash provided by operating activities decreased $4,206,000, or 6%, from $69,328,000 for the nine months ended September 30, 2014 to $65,122,000 for the nine months ended September 30, 2015, due primarily to a decrease in net income of $16,925,000 partially offset by the $7,913,000 non-cash goodwill impairment charge and other net changes in certain operating assets and liabilities (as noted in the consolidated statements of cash flows).

Net cash used in investing activities decreased $6,156,000, or 8%, from $76,998,000 for the nine months ended September 30, 2014 to $70,842,000 for the nine months ended September 30, 2015. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $33,015,000 in cash related to acquisitions during the nine months ended September 30, 2015 compared to $34,873,000 in the prior-year period. The Company funded loans of $22,299,000 during the nine months ended September 30, 2015 compared to $24,324,000 during the nine months ended September 30, 2014.

Net cash provided by financing activities increased $37,969,000, or 196%, from net cash used in financing activities of $19,325,000 for the nine months ended September 30, 2014 to net cash provided by financing activities of $18,644,000 for the nine months ended September 30, 2015. Net payments on the Company’s prior credit facility and the 2014 Credit Facility were $164,500,000 during the nine months ended September 30, 2014 compared to net proceeds of $46,100,000 from the 2014 Credit Facility during the nine months ended September 30, 2015. The Company also paid $1,401,000 of debt issuance costs related to the 2014 Credit Facility during the nine months ended September 30, 2014. The Company received proceeds from the offering of the Notes of $200,000,000 and paid $5,200,000 of related debt issuance costs during the nine months ended September 30, 2014. The Company repurchased shares of its common stock ($31,974,000 during the nine months ended September 30, 2015 compared to $43,947,000 during the nine months ended September 30, 2014), and realized proceeds from the exercise of stock options and the related tax benefit of $4,518,000 during the nine months ended September 30, 2015 compared to $4,075,000 during the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, the Company opened 32 new pawn stores in Mexico and acquired 30 pawn stores in the United States. The purchase price of the 2015 acquisitions, net of cash acquired, was $33,240,000 and was composed of $32,090,000 in cash paid at closing and an additional $1,150,000 payable on or before June 2016. During the nine months ended September 30, 2015, the Company paid $925,000 of amounts payable related to previous acquisitions. The Company funded $15,528,000 in capital expenditures, primarily for new stores, during the nine months ended September 30, 2015 and expects to fund capital expenditures at a similar annualized rate in the remainder of 2015. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2015 included net cash flow from operating activities of $65,122,000 for the nine months ended September 30, 2015.

The Company intends to continue expansion primarily through acquisitions and new store openings. For fiscal 2015, the Company expects to add approximately 80 stores. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2015.

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

In January 2015, the Company’s Board of Directors authorized a new common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the nine months ended September 30, 2015, the Company repurchased 661,000 shares of its common stock at an aggregate cost of $31,974,000 at an average price of $48.37 per share and 1,339,000 shares remain available for repurchase under the repurchase program. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

Non-GAAP Financial Information

The Company uses certain financial calculations such as adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than generally accepted accounting principles (“GAAP”), primarily by excluding from a comparable GAAP measure certain items that the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in Securities and Exchange Commission (“SEC”) rules. The Company uses these financial calculations in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results as presented may not be comparable to other similarly titled measures of other companies.

Adjusted Net Income and Adjusted Net Income Per Share
Management believes the presentation of adjusted net income and adjusted net income per share (“Adjusted Income Measures”) provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current quarter with the prior-year quarter, respectively.

The following table provides a reconciliation for the three and nine months ended September 30, 2015 and 2014, respectively, between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$11,173	$0.40	$19,528	$0.68	$41,300	$1.45	$58,225	$2.00
Adjustments, net of tax:
Non-recurring restructuring expenses related to U.S. consumer loan operations	5,485	0.19	—	—	5,784	0.20	—	—
Non-recurring store acquisition expenses	—	—	208	0.01	799	0.03	245	0.01
Non-recurring tax benefit	—	—	—	—	—	—	(3,699)	(0.13)
Adjusted net income	$16,658	$0.59	$19,736	$0.69	$47,883	$1.68	$54,771	$1.88

The following tables provide a reconciliation for the three and nine months ended September 30, 2015 and 2014, respectively, of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above (in thousands):

	Three Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Non-recurring restructuring expenses related to U.S. consumer loan operations	$8,439	$2,954	$5,485	$—	$—	$—
Non-recurring store acquisition expenses	—	—	—	320	112	208
Total adjustments	$8,439	$2,954	$5,485	$320	$112	$208

	Nine Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Non-recurring restructuring expenses related to U.S. consumer loan operations	$8,878	$3,094	$5,784	$—	$—	$—
Non-recurring store acquisition expenses	1,175	376	799	376	131	245
Non-recurring tax benefit	—	—	—	—	3,699	(3,699)
Total adjustments	$10,053	$3,470	$6,583	$376	$3,830	$(3,454)

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

The Company defines adjusted EBITDA as net income before income taxes, depreciation and amortization, interest expense, interest income and non-recurring charges as listed below. The Company believes adjusted EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. However, adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for net income or other statement of income data prepared in accordance with GAAP. The following table provides a reconciliation of net income to adjusted EBITDA (unaudited, in thousands):

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Net income	$11,173	$19,528	$41,300	$58,225	$68,241	$83,003
Income taxes	5,061	8,352	18,754	21,790	28,506	32,087
Depreciation and amortization (1)	4,373	4,404	13,158	13,001	17,633	17,016
Interest expense	4,336	4,059	12,482	9,405	16,604	10,423
Interest income	(406)	(179)	(1,143)	(522)	(1,303)	(577)
Non-recurring restructuring expenses related to U.S. consumer loan operations	8,439	—	8,878	—	8,878	—
Non-recurring store acquisition expenses	—	320	1,175	376	1,796	1,111
Adjusted EBITDA	$32,976	$36,484	$94,604	$102,275	$140,355	$143,063

Adjusted EBITDA margin calculated as follows:
Total revenue					$715,952	$695,306
Adjusted EBITDA					$140,355	$143,063
Adjusted EBITDA as a percentage of revenue					20%	21%

Leverage ratio (indebtedness divided by adjusted EBITDA):
Indebtedness					$268,500	$217,500
Adjusted EBITDA					$140,355	$143,063
Leverage ratio					1.9:1	1.5:1

(1)
For the three months ended September 30, 2015, excludes $264,000 of depreciation and amortization and for the nine months and trailing twelve months ended September 30, 2015, excludes $493,000 of depreciation and amortization, which are included in the non-recurring restructuring expenses related to U.S. consumer loan operations.

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

	Trailing Twelve Months Ended
	September 30,
	2015	2014
Cash flow from operating activities, including discontinued operations	$93,473	$102,027
Cash flow from investing activities:
Loan receivables	(445)	(8,095)
Purchases of property and equipment	(21,681)	(26,528)
Free cash flow	$71,347	$67,404

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance. The Company’s management uses constant currency results to evaluate operating results of certain business operations in Mexico, which are transacted in Mexican pesos. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated revenue stream. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. The following table provides exchange rates for the current and prior year periods (unaudited):

	September 30,
	2015	2014	Decrease
Mexican peso / U.S. dollar exchange rate:
End-of-period	17.0	13.5	(26)%
Three months ended	16.4	13.1	(25)%
Nine months ended	15.5	13.1	(18)%

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

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected. In many jurisdictions in both the United States and Mexico, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things.

In both the United States and Mexico, governmental action to further restrict or even prohibit pawn loans and transactions or small consumer loans, such as payday advances and credit services products, has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and by media. The consumer groups and media typically focus on the aggregated cost to a consumer for pawn and consumer loans, which is typically higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. They also focus on affordability issues such as the borrower’s ability to repay such loans, real or perceived patterns of sustained or cyclical usage of such lending products and consumer loan collection practices perceived to be unfair or abusive. The consumer groups and media articles often characterize pawn and especially payday lending activities as unfair or potentially abusive to consumers. During the last few years, in both the United States and Mexico, legislation or ordinances (on federal, state and municipal levels) have been introduced or enacted to prohibit, restrict or further regulate pawn loans and related transactions, including acceptance of pawn collateral, sale of merchandise, payday loans, consumer loans, credit services and related service fees. In addition, regulatory authorities in various levels of government in the United States and Mexico have and will likely continue to propose or publicly address new or expanded regulations that would prohibit or further restrict pawn and consumer lending activities, or other related pawn transactions. Existing regulations and recent regulatory developments are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2014, which is supplemented with the discussion provided in the following paragraphs.

In March 2015, the Federal Consumer Financial Protection Bureau (“CFPB”) published proposed rules significantly affecting payday loans, vehicle title loans, deposit advance products, high-cost installment and open ended loans, lines of credit and other loans (“Proposed Rules”). The Proposed Rules, among other things, would require additional underwriting criteria, cooling-off periods between certain loans and limitations to prevent the sustained use of certain loans. For example, the Proposed Rules would require lenders to analyze whether consumers can afford and repay the loans without incurring increasing costs, cap loan amounts, limit vehicles as collateral, cap the number of rollovers at two (three loans total) and require that the principal decrease with each rollover loan so that it is repaid after the third loan or provide a no-cost “off-ramp” after the third loan. The Proposed Rules would also restrict lenders from attempting to collect payment from consumers’ bank accounts in ways that cause the consumer to incur excessive bank fees. The CFPB published the Proposed Rules under consideration in preparation for convening a Small Business Review Panel to gather feedback from industry experts, small lenders, and the business community which is the next step in the rule-making process. The Proposed Rules are not final and could change significantly.

The Company does not currently anticipate that the Proposed Rules will materially affect the Company’s pawn loan products; however, the Company’s consumer loan, credit services and vehicle title loan products could be affected if they are finally adopted as written. It is not possible to accurately predict the scope, extent, nature or effect of the Proposed Rules. Further, there can be no assurance that the CFPB will not propose or adopt future rules affecting pawn or short-term lending products, such as payday, title lending and credit services products, making them materially less profitable or even impractical to offer.

Primarily as a result of municipal ordinances enacted in certain cities in Texas, which further restrict payday and title lending operations, the Company has closed 14 stand-alone consumer loan stores year-to-date and plans to close at least eight additional stand-alone consumer loan stores during the fourth quarter. After these closings, the Company will have no stand-alone consumer loan stores in markets with currently enacted municipal ordinances further restricting payday and title lending operations. Due to the impacts of recently enacted and additional proposed local, state and federal regulatory restrictions affecting short-term and long-term profitability expectations for payday and title lending products, the Company’s long-term ongoing strategy to reduce non-core consumer lending operations along with significant deterioration in payday lending market conditions, the Company recorded a $7,913,000 goodwill impairment charge during the third quarter of 2015 related to its U.S. consumer loan operations reporting unit. As of September 30, 2015, the Company has no remaining goodwill or other intangible assets associated with this reporting unit. During the nine months ended September 30, 2015, the Company’s consumer and vehicle loan operations represented approximately 4% of the Company’s overall revenues.

In July 2015, the Department of Defense published a finalized set of new rules (“MLA Rules”) under the Military Lending Act (“MLA”). The MLA has historically restricted the Company from offering its short-term, unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less for a specified term. The new MLA Rules now expand the scope of the credit products to include certain loans secured by personal property or vehicles and certain unsecured installment loan products to the extent any of such products have an annual percentage rate greater than 36%. Once the new rule takes effect, the Company may not be able to offer any of its current credit products (including pawn loans) to members of the military or their dependents because current product offerings do not conform to the MLA Rules. The new MLA Rules are scheduled to become effective on October 3, 2016. Compliance with the new MLA Rules could be complex and increase compliance costs; however, the Company does not expect compliance with the new MLA Rules to have a material adverse impact on the Company’s financial condition or operating results once the rules take effect.

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

There can be no assurance that additional local, state or federal statutes or regulations in either the United States or Mexico will not be enacted or that existing laws and regulations will not be amended, decreed or interpreted at some future date that could prohibit or limit the ability of the Company to profitably operate any or all of its services. For example, such regulations could restrict the ability of the Company to offer pawn loans, consumer loans and credit services, or significantly decrease the interest rates or service fees for such lending activities, or prohibit or more stringently regulate the acceptance of pawn collateral, sale, exportation or importation of pawn merchandise, or processing of consumer loan transactions through the banking system, any of which could have a material adverse effect on the Company’s operations and financial condition. If legislative or regulatory actions or interpretations are taken at a federal, state or local jurisdiction level in the United States or Mexico which negatively affect the pawn, consumer loan or credit services industries where the Company has a significant number of stores, those actions could have a material adverse effect on the Company’s business operations. There can be no assurance that such regulatory action at any jurisdiction level in the United States or Mexico will not be enacted, or that existing laws and regulations will not be amended, decreed or interpreted in such a way which could have a material adverse effect on the Company’s operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of September 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2014 annual report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2014 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2015 through September 30, 2015, the Company issued 145,000 shares of common stock relating to the exercise of outstanding stock options for an aggregate exercise price of $4,518,000 (including income tax benefit). During the period from January 1, 2015 through September 30, 2015, the Company granted a total of 45,000 nonvested shares of restricted common stock to certain executives of the Company. A total of 5,000 previously granted restricted shares vested and were issued during the period from January 1, 2015 through September 30, 2015.

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

In January 2015, the Company’s Board of Directors authorized a repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the nine months ended September 30, 2015, the Company repurchased 661,000 shares of its common stock at an aggregate cost of $31,974,000 at an average price of $48.37 per share and 1,339,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month that the program was in effect during the nine months ended September 30, 2015:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2015	79,600	$49.94	79,600	1,920,400
February 1 through February 28, 2015	256,002	50.78	256,002	1,664,398
March 1 through March 31, 2015	—	—	—	1,664,398
April 1 through April 30, 2015	127,115	47.20	127,115	1,537,283
May 1 through May 31, 2015	—	—	—	1,537,283
June 1 through June 30, 2015	—	—	—	1,537,283
July 1 through July 31, 2015	198,373	45.37	198,373	1,338,910
August 1 through August 31, 2015	—	—	—	1,338,910
September 1 through September 30, 2015	—	—	—	1,338,910
Total	661,090	$48.37	661,090

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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2015, filed with the SEC on October 28, 2015, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2015, September 30, 2014 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: October 28, 2015	FIRST CASH FINANCIAL SERVICES, INC.
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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2015, filed with the SEC on October 28, 2015, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2015, September 30, 2014 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.
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