Form 10-K
period 2015-12-31
FIRST CASH FINANCIAL SERVICES INC
filed 2016-02-17
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes   ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the last reported sales price on the NASDAQ Global Select Market on June 30, 2015, is $1,239,130,000.

As of February 12, 2016, there were 28,243,229 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be held on or about June 7, 2016, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-K
For the Year Ended December 31, 2015

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
Forward-looking statements in this annual report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, the impact of new or existing regulations, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, currency exchange rates, future share repurchases and anticipated dividend payments, the price of gold and the impacts thereof, future earnings accretion and related transaction expenses from acquisitions and mergers, the successful completion of expected acquisitions, anticipated debt repayments, the ability to successfully integrate acquisitions and other performance results. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

•	changes in foreign currency exchange rates and the U.S. dollar to the Mexican peso and Guatemalan quetzal exchange rates in particular;

•
new federal, state or local legislative initiatives or governmental regulations (or changes to existing laws and regulations) affecting pawn businesses, consumer loan businesses and credit services organizations (in the United States, Mexico, Guatemala and El Salvador), including administrative or legal interpretations thereto;

•	changes in consumer demand, including purchasing, borrowing and repayment behaviors;

•	changes in regional, national or international economic conditions, including inflation rates, unemployment rates and energy prices;

•	changes in pawn forfeiture rates and credit loss provisions;

•	changes in the market value of pawn collateral and merchandise inventories, including gold prices and the value of consumer electronics and other products;

•	changes or increases in competition;

•	the ability to locate, open and staff new stores and successfully integrate acquisitions;

•	the availability or access to sources of used merchandise inventory;

•	changes in credit markets, interest rates and the ability to establish, renew and/or extend the Company’s debt financing;

•	the ability to maintain banking relationships for treasury services and processing of certain consumer lending transactions;

•	the ability to hire and retain key management personnel;

•	risks and uncertainties related to foreign operations in Mexico, Guatemala and El Salvador;

•	changes in import/export regulations and tariffs or duties;

•	changes in banking, anti-money laundering or gun control regulations;

•	unforeseen litigation;

•	changes in tax rates or policies in the U.S., Mexico, Guatemala and El Salvador;

•	inclement weather, natural disasters and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements; and

•	future business decisions.

These and other risks, uncertainties and regulatory developments are further and more completely described in Part 1, Item 1A, “Risk Factors.” Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

General

The Company is a leading operator of retail-based pawn stores in the United States and Latin America. As of December 31, 2015, the Company had 1,075 locations, consisting of 338 stores across 14 U.S. states, 705 stores across 29 states in Mexico and 32 stores in Guatemala.

The Company’s primary business is the operation of full-service pawn stores which make small pawn loans secured by personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. These pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, some of the Company’s pawn stores offer small unsecured consumer loans or credit services products. The Company’s strategy is to focus on growing its full-service pawn operations in the United States and Latin America through new store openings and strategic acquisition opportunities as they arise.

In addition to its pawn stores, the Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores primarily provide consumer financial services products including credit services and small unsecured consumer loans. The Company considers the credit services and consumer loan products to be non-core, non-growth revenue streams, representing 4% of the Company’s total revenues for the year ended December 31, 2015.

Revenue for the year ended December 31, 2015 was primarily generated from the Company’s pawn operations with 52% derived from Latin America and 48% from the United States. For additional historical information on the composition of revenues from the United States and Latin America, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations.”

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

United States

The pawn industry in the United States is well established, with the highest concentration of pawn stores located in the Southeast, Midwest and Southwest regions of the country. The operation of pawn stores is governed primarily by state laws and accordingly, states that maintain regulations most conducive to profitable pawn operations have historically seen the greatest concentration of pawn stores. Management believes the U.S. pawn industry, although mature, remains highly fragmented. The three major publicly traded companies in the pawn industry, which includes the Company, currently operate approximately 1,600 of the estimated 10,000 to 15,000 pawn stores in the United States. The Company believes the majority of pawnshops in the United States are owned by individuals operating five or fewer locations.

Mexico and Other Latin American Markets

Most of the Company’s pawn stores in Mexico are full-service stores lending on a wide array of collateral with a retail sales floor. The full-service pawn industry in Mexico is less developed as compared to the U.S. Of the approximately 6,000 to 8,000 total pawn stores in Mexico, most are limited service, jewelry-focused stores. The jewelry-focused pawn stores in Mexico are much smaller than a typical U.S. pawn store and have limited retail operations, typically offering only pawn loans collateralized by gold jewelry or small consumer electronics. Competition in Mexico for the Company’s full-service pawn stores is limited, as the Company believes there are less than 1,500 of these full-service pawn stores. A large percentage of the population in Mexico and other countries in Latin America are unbanked or under-banked and have limited access to consumer credit. The Company believes there is significant opportunity for future expansion in Mexico and other Latin American countries due to the large potential consumer base and limited competition from other large, full-service pawn store operators.

Business Strategy

The Company’s business plan is to expand its operations by opening new (“de novo”) retail pawn locations, by acquiring existing pawnshops in strategic markets and attempting to increase revenue and operating profits in its existing stores. In pursuing its business strategy, the Company seeks to establish clusters of several stores in specific geographic areas in order to achieve certain economies of scale relative to management and supervision, pricing and purchasing, information and accounting systems and marketing.

The Company has opened or acquired 550 pawn stores in the last five fiscal years. Net store additions have grown at a compound annual store growth rate of 13% over this period. In addition, the Company acquired 166 stores in Mexico in January 2016 and 13 stores in El Salvador in February 2016. The Company intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following table details stores opened and acquired over the five year period ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013	2012	2011
U.S. stores:
New locations opened	—	8	9	6	10
Locations acquired	33	25	34	46	11
Total additions	33	33	43	52	21

Latin America stores:
New locations opened	38	31	60	62	61
Locations acquired	32	47	8	29	—
Total additions	70	78	68	91	61

Total:
New locations opened	38	39	69	68	71
Locations acquired	65	72	42	75	11
Total additions	103	111	111	143	82

For additional information on store count activity, see “—Locations and Operations” below.

New Store Openings

The Company plans to continue opening new pawn stores in both Latin America and the U.S. The Company typically opens new stores in under-developed markets, especially where customer demographics are favorable and competition is limited or restricted. After a suitable location has been identified and a lease and material licenses are obtained, a new store can typically be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and consumer loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

Acquisitions

Because of the fragmented nature of the pawn industry, the Company believes attractive acquisition opportunities may arise from time to time. Before making an acquisition, management assesses the demographic characteristics of the surrounding area, considers the number, proximity and size of competing stores, and researches state and local regulatory standards. Specific pawn store acquisition criteria include an evaluation of the volume of merchandise sales and pawn transactions, outstanding customer pawn loan balances, historical pawn yields, retail margins and redemption rates, the condition and quantity of inventory on hand, and location, condition and lease terms of the facility.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company’s existing store base are the volume and gross profit of merchandise sales, the volume and yield on customer loans outstanding and store expenses. To encourage customer traffic, which management believes is a key determinant to increasing the stores’ profitability, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable. In addition to a clean and secure physical store facility, the stores’ exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

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

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn stores. The items the Company sells generally consist of pre-owned consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. The Company also melts down certain quantities of scrap jewelry and sells the gold, silver and diamonds in commodity markets. Total merchandise sales accounted for approximately 68% of the Company’s revenue during fiscal 2015.

The Company acquires pawn merchandise inventory primarily through forfeited pawn collateral and, to a lesser extent, through purchases of used goods directly from the general public. Merchandise acquired by the Company through forfeited pawn collateral is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees. The Company also acquires limited quantities of new or refurbished general merchandise inventories directly from wholesalers and manufacturers.

The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free, “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company.

Pawn Lending Activities

The Company’s pawn stores make small secured loans to its customers in order to help them meet short-term cash needs. All pawn loans are collateralized by personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. A customer does not have a legal obligation to repay a pawn loan and the decision to not repay the loan will not affect the customer’s credit score.

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

Pledged property is held through the term of the loan, unless the loan is paid earlier or renewed. The typical pawn loan term is generally 30 days plus an additional grace period of 15 to 90 days depending on geographical markets and local regulations. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If a pawn loan is not repaid prior to the expiration of the automatic extension period, if applicable, the pawn collateral is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

The pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for approximately 28% of the Company’s revenue during fiscal 2015.

The amount the Company is willing to finance for a pawn loan is primarily based on a percentage of the estimated retail value of the collateral. There are no minimum or maximum pawn to fair market value restrictions in connection with the Company’s lending activities. In order to estimate the value of the collateral, the Company utilizes its integrated proprietary computer information system to recall recent selling prices of similar merchandise in its own stores. The basis for the Company’s determination of the retail value also includes such sources as precious metals spot markets, catalogs, blue books, online auction sites and retailer advertisements. These sources, together with the employees’ experience in selling similar items of merchandise in particular stores, influence the determination of the estimated retail value of such items. The Company does not utilize a standard or mandated percentage of estimated retail value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn amount to estimated sale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company’s historical experience. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company’s initial assessment of the property’s estimated retail value. Improper assessment of the retail value of the collateral in the lending function can result in reduced marketability of the property resulting in a reduced gross profit margin. As of December 31, 2015, the Company’s average pawn loan was approximately $99 on a consolidated basis, approximately $169 in the U.S. stores and approximately $63 in the Latin American stores.

Credit Services and Consumer Loan Activities

The Company has significantly reduced its consumer loan activities, primarily from payday lending, over the past several years. The Company closed 23 consumer loan stores in the U.S. during fiscal 2015. As of December 31, 2015, the Company operated 42 stand-alone consumer loan locations in the U.S. and 28 stand-alone consumer loan locations in Mexico. In addition, 138 pawn locations in the U.S. and 49 pawn locations in Mexico also offer consumer loan products.

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers in Texas markets in obtaining extensions of credit. The Company’s consumer loan and pawn stores in Texas offer the CSO Program and credit services are also offered via an internet platform for Texas residents. The Company’s CSO Program in Texas is licensed as a Credit Access Business (“CAB”) under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. The Company also offers an automobile title lending product under the CSO Program. Total credit services fees accounted for approximately 3% of the Company’s revenue during fiscal 2015.

The Company also offers small, unsecured consumer loans to customers in various states within the U.S. and in Mexico. To qualify for a consumer loan, a customer generally must have proof of steady income, residence and valid identification. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash. If the customer fails to repay the loan, the Company initiates collection procedures. These consumer loan fees accounted for less than 1% of the Company’s revenue during fiscal 2015.

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

Locations and Operations

As of December 31, 2015, the Company had 1,075 locations in 14 U.S. states, 29 states in Mexico and Guatemala, which represents a net store count increase of 7% over the number of stores at December 31, 2014.

The following table details store count activity for the twelve months ended December 31, 2015:

		Consumer Loan Locations (2)	Total Locations
	Pawn Locations (1)
U.S.:
Total locations, beginning of period	266	65	331
Locations acquired	33	—	33
Locations closed or consolidated	(3)	(23)	(26)
Total locations, end of period	296	42	338

Latin America:
Total locations, beginning of period	646	28	674
New locations opened	38	—	38
Locations acquired	32	—	32
Locations closed or consolidated	(7)	—	(7)
Total locations, end of period	709	28	737

Total:
Total locations, beginning of period	912	93	1,005
New locations opened	38	—	38
Locations acquired	65	—	65
Locations closed or consolidated	(10)	(23)	(33)
Total locations, end of period	1,005	70	1,075

(1)
At December 31, 2015, 138 of the U.S. pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)	The Company’s U.S. free-standing consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans.

The Company maintains its primary administrative offices in Arlington, Texas and Monterrey, Mexico.

As of December 31, 2015, the Company’s stores were located in the following states:

		Consumer Loan Locations	Total Locations
	Pawn Locations
United States:
Texas	138	42	180
Colorado	31	—	31
Maryland	29	—	29
North Carolina	24	—	24
South Carolina	21	—	21
Kentucky	15	—	15
Indiana	10	—	10
Missouri	8	—	8
Virginia	6	—	6
Oklahoma	4	—	4
Tennessee	3	—	3
District of Columbia	3	—	3
Wyoming	3	—	3
Nebraska	1	—	1
	296	42	338
Mexico:
Estado de. Mexico (State of Mexico)	86	—	86
Baja California	68	3	71
Nuevo Leon	59	2	61
Jalisco	54	4	58
Tamaulipas	50	3	53
Coahuila	40	—	40
Puebla	36	4	40
Chihuahua	36	2	38
Guanajuato	28	6	34
Veracruz	33	—	33
Sonora	24	—	24
Estado de Ciudad de Mexico (State of Mexico City)	18	—	18
Sinaloa	16	—	16
Queretaro	12	1	13
Durango	13	—	13
Guerrero	13	—	13
Aguascalientes	10	3	13
Morelos	13	—	13
San Luis Potosi	11	—	11
Michoacan	11	—	11
Quintana Roo	10	—	10
Hidalgo	9	—	9
Baja California Sur	8	—	8
Zacatecas	5	—	5
Colima	5	—	5

		Consumer Loan Locations	Total Locations
	Pawn Locations
Mexico (continued):
Chiapas	3	—	3
Tabasco	2	—	2
Nayarit	2	—	2
Yucatan	2	—	2
	677	28	705

Guatemala	32	—	32

Total	1,005	70	1,075

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

Credit Services and Consumer Loan Operations

Similar to the Company’s pawn store operations, the Company’s credit services and consumer loan locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company’s stores from the competition, which consists of a well-illuminated exterior with lighted signage. The interiors typically feature an ample lobby separated from employee work areas by glass teller windows. The Company’s credit services and consumer loan locations are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

Competition

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company’s revenue, profitability and ability to expand. The Company believes the primary elements of competition in the businesses in which it operates are store location, the ability to lend competitive amounts on pawn and consumer loans, customer service and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these competitors have greater financial resources than the Company.

The Company’s pawn business competes primarily with other pawn store operators, other specialty consumer finance operators, rent-to-own stores and specialty consumer goods retailers. Management believes the pawn industry remains highly fragmented with an estimated 10,000 to 15,000 total pawnshops in the United States and 6,000 to 8,000 pawnshops in Mexico. There are three large publicly-held, U.S.-based pawnshop operators, two of which have pawn operations in the U.S. and Mexico. The Company had the most pawn stores and the largest market capitalization of the peer group as of December 31, 2015, and the Company believes it is the largest public or private operator of full-service pawn stores in Mexico. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations.

In both its U.S. and Latin American retail pawn operations, the Company’s competitors include numerous retail and wholesale merchants, including jewelry stores, rent-to-own stores, discount retail stores, “second-hand” stores, consumer electronics stores, other specialty retailers, online retailers, online auction sites, online classified advertising sites and other pawnshops. Competitive factors in the Company’s retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many of the retail competitors have significantly greater size and financial resources than the Company.

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

“First Cash” and “First Cash Pawn” are registered trademarks in the United States. Other significant trade names used by the Company include First Cash Empeno, First Cash Advance, Presta Max, Famous Pawn, Fast Cash Pawn & Gold Center, King Pawn, Mister Money Pawn, Money Man Pawn, Valu + Pawn, Dan’s Discount Jewelry & Pawn, Cash America (in Mexico and Colorado), Quick Cash, Empenos Mexicanos and Realice Empenos.

Governmental Regulation

General

The Company is subject to significant regulation of its pawn, consumer lending and general business operations in all of the jurisdictions in which it operates. These regulations are implemented through various laws, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the United States and Latin America. These regulatory bodies often have broad discretionary authority in the establishment, interpretation and enforcement of such regulations. These regulations are often subject to change, sometimes significantly, as a result of political, economic or social trends, events and media perceptions.

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected. In many municipal, state and federal jurisdictions, in both the United States and countries in Latin America, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things.

In both the United States and Latin America, governmental action to further restrict or even prohibit pawn loans and transactions or small consumer loans, such as payday advances and credit services products, has been advocated over the past few years by elected officials, regulators, consumer advocacy groups and the media. The elected officials, regulators, consumer groups and media typically focus on the aggregated cost to a consumer for pawn and consumer loans, which is typically higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. They also focus on affordability issues such as the borrower’s ability to repay such loans, real or perceived patterns of sustained or cyclical usage of such lending products and consumer loan collection practices perceived to be unfair or abusive. The elected officials, regulators, consumer groups and media often characterize pawn and payday lending activities as unfair or potentially abusive to consumers. During the last few years, legislation, ordinances and edicts (on federal, state and municipal levels) have been introduced or enacted to prohibit, restrict or further regulate pawn loans and related transactions, including acceptance of pawn collateral, sale of merchandise, payday loans, consumer loans, credit services and related service fees. In addition, public officials and regulatory authorities in various levels of government in the United States and countries in Latin America have and will likely continue to make edicts, proposals or public statements concerning new or expanded regulations that would prohibit or further restrict pawn and consumer lending activities or other related pawn transactions.

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

There can be no assurance that additional local, state or federal statutes, regulations or edicts will not be enacted or that existing laws and regulations will not be amended, decreed or interpreted at some future date that could prohibit or limit the ability of the Company to profitably operate any or all of its services. For example, such regulations could restrict the ability of the Company to offer pawn loans, consumer loans and credit services, significantly decrease the interest rates or service fees for such lending activities, prohibit or more stringently regulate the acceptance of pawn collateral, sale, exportation or importation of pawn merchandise, or processing of consumer loan transactions through the banking system, any of which could have a material adverse effect on the Company’s operations and financial condition. If legislative, regulatory or other arbitrary actions or interpretations are taken at a federal, state or local jurisdiction level in the United States or countries in Latin America which negatively affect the pawn, consumer loan or credit services industries where the Company has a significant number of stores, those actions could have a material adverse effect on the Company’s business operations. There can be no assurance that such regulatory action at any jurisdiction level will not be enacted, or that existing laws and regulations will not be amended, decreed or interpreted in such a way which could have a material adverse effect on the Company’s operations and financial condition.

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

The Consumer Financial Protection Bureau (the “CFPB”), which was created by Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has broad regulatory, supervisory and enforcement powers over most non-bank providers of consumer credit. The CFPB’s powers include explicit supervisory authority to examine and require registration of providers of consumer financial products and services, including providers of consumer loans, such as the Company, the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” “abusive” and hence “unlawful,” and the authority to impose recordkeeping obligations and promulgate additional compliance requirements.

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

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties ranging from $5,000 per day for certain violations of federal consumer laws to $25,000 per day for reckless violations, and $1,000,000 per day for knowing or intentional violations. Also, where a company has been found to have violated consumer laws, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions seeking the same equitable relief available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

In March 2015, the CFPB published proposed rules significantly affecting payday loans, vehicle title loans, deposit advance products, high-cost installment and open ended loans, lines of credit and other loans (“Proposed Rules”). The Proposed Rules, among other things, would require additional underwriting criteria, cooling-off periods between certain loans and limitations to prevent the sustained use of certain loans. For example, the Proposed Rules would require lenders to analyze whether consumers can afford and repay the loans without incurring increasing costs, cap loan amounts, limit vehicles as collateral, cap the number of rollovers at two (three loans total) and require that the principal decrease with each rollover loan so that it is repaid after the third loan or provide a no-cost “off-ramp” after the third loan. The Proposed Rules would also restrict lenders from attempting to collect payment from consumers’ bank accounts in ways that cause the consumer to incur excessive bank fees. The CFPB published the Proposed Rules under consideration in preparation for convening a Small Business Review Panel to gather feedback from industry experts, small lenders, and the business community which is the next step in the rule-making process. The Proposed Rules are not final and could change significantly. According to the CFPB, the final rules are expected to be released in the first half of 2016.

The Company does not currently anticipate the Proposed Rules will materially affect its pawn lending activities; however, the Company’s consumer loan, credit services and vehicle title loan products could be negatively affected if they are finally adopted as written. It is not possible to accurately fully predict the scope, extent, nature or effect of the Proposed Rules until further guidance is provided by the CFPB. Further, there can be no assurance that the CFPB will not propose or adopt future rules affecting pawn or short-term lending products, such as payday, title lending and credit services products, making them materially less profitable or even impractical to offer. For fiscal 2015, approximately 48% of the Company’s total revenue was generated from U.S.-based pawn and consumer lending products, consisting of 44% from U.S. pawn products and 4% from U.S. consumer lending products.

The Military Lending Act (“MLA”) which became effective in October 2007, limits the annual percentage rate charged on most consumer loans made to active military personnel or their dependents to 36%. The Company does not have, nor does it intend to develop, any consumer/payday loan or credit services products bearing an effective interest and fee rate of 36% per annum or less, as the Company believes the losses and servicing costs associated with lending to the Company’s traditional customer base would exceed the revenue produced at that rate. As a result, the Company does not have a consumer loan product to offer active military personnel or their dependents.

In July 2015, the Department of Defense published a finalized set of new rules (“New MLA Rules”) under the MLA. The Company believes the New MLA Rules expand the scope of the credit products to include certain loans secured by personal property or vehicles and certain unsecured installment loan products to the extent any of such products have an annual percentage rate greater than 36%. Once the New MLA Rules take effect, the Company may not be able to offer any of its current credit products (including pawn loans) to members of the military or their dependents because current product offerings do not conform to the New MLA Rules. The New MLA Rules are scheduled to become effective on October 3, 2016. Compliance with the New MLA Rules could be complex and increase compliance costs; however, the Company currently has a limited number of stores near military bases and does not expect compliance with the New MLA Rules to have a material adverse impact overall on the Company’s financial condition or operating results once the rules take effect.

In addition to the federal laws and frameworks already governing the financial industry, the United States Justice Department (“DOJ” or “Department of Justice”), in conjunction with federal banking regulators, began an initiative in 2013 (“Operation Choke Point”) which was directed at banks in the United States that do business with payment processors, payday lenders, pawn operators and other companies believed to be at higher risk for fraud and money laundering. It is believed the intent of this initiative was to restrict the ability of banks to provide financial services to companies in the targeted industries. In January 2015, the Federal Deposit Insurance Corporation (the “FDIC”) issued a publication encouraging banks to take a risk-based approach in assessing individual customer relationships, rather than declining to provide banking services to entire categories of customers without regard to the risks presented by an individual customer or the financial institution’s ability to manage the risk. While many believe this publication effectively ended Operation Choke Point, reports of the difficulty in securing new banking services and the termination of existing banking services of legal businesses within targeted industries continue. There can be no assurance that Operation Choke Point will not pose a future threat to the Company’s ability to access credit, maintain bank accounts, process payday lending transactions or obtain other banking services needed to operate efficiently and profitably.

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

The credit services/consumer loan business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction. Additionally, the Company is subject to the Federal Fair Debt Collection Practices Act (“FDCPA”) and applicable state collection laws when conducting its collection activities. Furthermore, with respect to online consumer loans, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. In addition, some states restrict the advertising content of marketing materials with respect to consumer loans.

Under the Bank Secrecy Act, the U.S. Department of the Treasury (the “Treasury Department”) regulates transactions involving currency in an amount greater than $10,000 and the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, financial institutions, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day.

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

The Gramm-Leach-Bliley Act requires the Company to generally protect the confidentiality of its customers’ nonpublic personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third parties. Such disclosure must be made to customers at the time the customer relationship is established, at least annually thereafter, and if there is a change in the Company’s privacy policy. In addition, the Company is subject to strict document retention and destruction policies.

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

The Company’s consumer loan products are subject to the Fair Credit Reporting Act, which requires the Company to provide certain information to customers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by the Company to the consumer reporting agencies.

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

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of improper payments to foreign governments and their officials and political parties by U.S. persons and issuers (as defined by the statute) for the purpose of obtaining or retaining business. It is the Company’s policy to maintain safeguards to discourage these practices by its employees and follow Company standards of conduct for its business throughout the U.S. and Latin America, including the prohibition of any direct or indirect payment or transfer of Company funds or assets to suppliers, vendors, or government officials in the form of bribes, kickbacks or other illegal payoffs.

Each pawn store location that handles pawned firearms or buys and sells firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to obtain a Federal Firearm License (“FFL”) and maintain a permanent written record of all receipts and dispositions of firearms. As of December 31, 2015, the Company had 168 locations in the U.S. with an active FFL.

U.S. State and Local Regulations

The Company operates pawn stores in 14 U.S. states, all of which have licensing and/or fee regulations on pawnshop operations, including Texas, Indiana, Oklahoma, Maryland, Virginia, South Carolina, North Carolina, Washington, D.C., Colorado, Kentucky, Nebraska, Wyoming, Tennessee and Missouri. The Company is licensed in each of the states in which a license is currently required for it to operate as a pawnbroker. Certain jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. The Company’s fee structures are at or below the applicable rate ceilings adopted by each of these states. The Company offers its pawn and retail customers an interest free layaway plan which complies with applicable state laws. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state.

Under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with reports of all daily transactions involving pawns and over-the-counter merchandise purchases. These daily transaction reports are designed to provide local law enforcement officials with a detailed description of the merchandise involved, including serial numbers, if any, or other specific identifying information, including the name and address of the customer obtained from a valid identification card and photographs of the customers and/or merchandise in certain jurisdictions. Goods held to secure pawns or goods purchased may be subject to mandatory holding periods before they can be resold by the Company. If pawned or purchased merchandise is determined to belong to an owner other than the borrower or seller, it may be subject to confiscation by police for recovery by the rightful owners. Historically, the Company has not found the volume of the confiscations or claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners but historically has benefited from civil and criminal restitution efforts.

The Company offers a credit services product in the state of Texas and operates as a registered credit services organization as provided under Section 393 of the Texas Finance Code. As a credit services organization, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. When a consumer executes a credit services agreement with the Company, the customer agrees to pay a fee to the Company if the Independent Lender approves the extension of credit, and the Company agrees to guarantee the customer’s obligation to repay the extension of credit received by the customer from the Independent Lender if the customer fails to do so. The credit services organization must give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, under the provisions of the credit services statute, each credit services location must be registered as a credit services organization and pay a registration fee. In May of 2011, in the state of Texas, legislation was enacted and became effective in 2012 to further regulate credit services businesses in the state, which includes the Company’s CSO Program. The 2011 law creates an expanded regulatory framework under which Credit Access Businesses (“CAB”) may provide credit services products. The regulations provide the CAB be licensed, regulated and audited by the State’s Office of the Consumer Credit Commissioner. The law also provides for enhanced disclosures to customers regarding credit services products.

Primarily as a result of municipal ordinances enacted in several cities in Texas over the past few years which significantly restrict payday and title lending operations, the Company closed 23 stand-alone consumer loan stores during fiscal 2015 and three locations in fiscal 2014. These city ordinances, along with overall deterioration in store-based consumer lending market conditions, have resulted in the Company recording a $7,913,000 goodwill impairment charge during the third quarter of 2015 attributed to its U.S. consumer loan operations reporting unit. As of December 31, 2015, the Company has no remaining goodwill or other intangible assets associated with this reporting unit. During fiscal 2015, the Company’s U.S. consumer and vehicle loan operations represented approximately 4% of the Company’s overall revenues.

It is expected that additional legislation and/or regulations relating to pawn loans, credit services, installment loans and other consumer loan products will be proposed in several state legislatures and/or city councils, including Texas, where the Company has pawn and credit services operations. As an example, the City of Arlington in Texas recently enacted such an ordinance which became effective January 1, 2016. Though the Company cannot accurately predict the scope, extent and nature of future regulations, it is likely that such legislation may address the maximum allowable interest rates on loans, significantly restrict the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer, and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products less profitable and could restrict or even eliminate the availability of consumer loan, pawn loan and credit services products in some or all of the states in which the Company offers such products.

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

Mexico Federal Regulations

Federal law in Mexico provides for administrative regulation of the pawnshop industry by the Federal Consumer Protection Bureau (“PROFECO”), Mexico’s primary federal consumer protection agency, which requires the Company to annually register its pawn stores, locations, loan contracts and disclose the interest rate and fees charged on pawn and consumer loan transactions. In addition, the pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies.

PROFECO regulates the form and terms of pawn loan contracts and defines certain operating standards and procedures for pawnshops, including retail operations, consumer disclosures and establishes reporting requirements. In January 2013, federal legislation conveyed additional regulatory authority to PROFECO regarding the pawn industry and national registration process. The 2013 legislation requires all pawn businesses to register annually with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions. PROFECO continues to implement its process and procedures regarding its registration requirements and the Company has complied and complies in all material respects with this process and registration requirements as administered by PROFECO. There are significant fines and sanctions, including operating suspensions for failure to register and/or comply with PROFECO’s rules and regulations. While there can be no assurance as to the ultimate outcome from the full and final implementation of the 2013 legislation, the Company believes it complies with the rules and regulations, as currently administered, and believes that when fully implemented, these registration requirements should have limited impact on its operations or profitability. In fiscal 2015, approximately 52% of the Company’s revenue was derived from its Mexican operations.

Effective in November 2013, the federal government of Mexico enacted new anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources (“Anti-Money Laundering Law”), which requires reporting of certain transactions (or series of transactions) exceeding certain monetary limits, imposed stricter maintenance of customer identification records and controls, and requires reporting of all foreign (non-Mexican) customer transactions. This law affects all industries in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means though bilateral cooperation between Mexico’s Ministry of Finance and Public Credit (SAT or Hacienda), and Mexico’s Attorney General’s Office (PGR). This law restricts the use of cash in certain transactions associated with high-value assets, and limits, to the extent possible, money laundering activities protected by the anonymity that cash transactions provide. The law empowers Hacienda to oversee and enforce this regime and to follow up on the information received from other agencies in Mexico and abroad. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting by the Company to Hacienda and the PGR on “vulnerable activities,” which encompass pawn transactions (of cash or credit) exceeding $103,000 Mexican pesos, retail transactions of precious metals exceeding $52,000 Mexican pesos, and retail transactions of precious metals exceeding $207,000 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with the Anti-Money Laundering Law regulations.

In January 2012, new terms of the Federal Personal Information Protection Act (“Privacy Law”) went into effect, which require companies to protect their customers’ personal information. Specifically, the Privacy Law requires that the Company inform its customers whether the Company shares the customer’s personal information with third parties or transfers personal information to third parties. It also requires public posting (both on-line and in-store) of the Company’s privacy policy, which includes a process for the customer to revoke any previous consent granted to the Company for the use of the customer’s personal information, or limit the use or disclosure of such information.

Mexico State and Local Regulations

Certain state and local governmental entities in Mexico also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. For example, the states of Estado de Mexico, Tabasco, Guanajuato, Coahuila, Nuevo Leon, Colima, and Puebla, where the Company operates 268 stores, have enacted legislation which require items such as special operating permits for pawn stores, certification of pawn employees trained in valuation of merchandise, stricter customer identification controls and/or detailed and specified transactional reporting of customers and operations. Additionally, certain municipalities in Mexico have tried to curtail the operation of new and existing pawn stores through additional local business licensing, permitting, and reporting requirements. State and local agencies, including local and state police officials, often have unlimited and discretionary authority to suspend store operations pending an investigation of suspicious pawn transactions or resolution of actual or alleged regulatory, licensing and permitting issues.

Other Latin American Federal and Local Regulations

Similar to Mexico, certain federal, state and local governmental entities in Guatemala and El Salvador also regulate pawn, other consumer finance, including consumer lending and disclosures, and retail businesses. Certain federal laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects the Company to other types of regulations, including but not limited to, regulations related to financial reporting, data protection and privacy, tax compliance, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, marketing, advertising and other general business activities.

As the scope of the Company’s international operations increases, the Company may face additional administrative and regulatory costs in managing its business. In addition, unexpected changes, arbitrary or adverse court decisions, administrative interpretations of federal or local requirements or legislation, or public remarks by elected officials could negatively impact the Company’s operations and profitability.

Employees

The Company had approximately 8,600 employees as of December 31, 2015, including approximately 500 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers’ compensation insurance in Maryland, Missouri, Virginia, South Carolina, Washington, D.C., Oklahoma, Indiana, Wyoming, Nebraska, Kentucky, Tennessee, Colorado and North Carolina. The Company is a non-subscriber under the Texas Workers’ Compensation Act, and therefore maintains employer’s indemnification insurance in Texas.

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

The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Latin American Markets.

The Company derives significant revenue, earnings and cash flow from operations in Latin America, where business operations are transacted in Mexican pesos and Guatemalan quetzales. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Company’s consolidated financial statements, as well as from transaction exposure associated with transactions and assets and liabilities denominated in currencies other than the respective subsidiary’s functional currency. While the Company’s consolidated financial statements are reported in U.S. dollars, the financial statements of the Company’s Latin American subsidiaries are prepared using their respective functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Latin American currencies could cause significant fluctuations in the value of the Company’s assets, liabilities, stockholders’ equity and operating results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent expenditures are incurred in currencies other than the respective subsidiary’s functional currency. The costs of doing business in foreign jurisdictions also may increase as a result of adverse currency rate fluctuations. In addition, changes in currency rates could negatively affect customer demand, especially in Latin America and in U.S. stores located along the Mexican border. The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2015 was 15.8 to 1, compared to 13.3 to 1 in fiscal 2014 and 12.8 to 1 in fiscal 2013. In fiscal 2016, through February 12, 2016, the average exchange rate was 18.1 to 1, which equates to a 15% decline as compared to the average value for fiscal 2015 of 15.8 to 1. For the year ended December 31, 2015, the Company’s Latin American revenues and net income would have been approximately $68,106,000 and $9,500,000 higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2014.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Latin America. If changes in regulations affecting the Company’s pawn, credit services and consumer loan businesses create increased restrictions, or have the effect of prohibiting loans in the jurisdictions where the Company offers these products, such regulations could materially impair or reduce the Company’s pawn, credit services and consumer loan businesses and limit its expansion into new markets.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Latin America. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields, loan fees and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Latin America could have a negative effect on the Company’s business activities. Both consumer loans and, to a lesser extent, pawn loans, have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and require the Company to offer an extended payment plan to its customers, and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or consumer loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn loans, consumer loans and credit services products to consumers. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation, and there can be no assurance that additional legislative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain consumer loan products.

In Latin America, restrictions and regulations affecting the pawn and consumer loan industries, including licensing restrictions, customer identification requirements, suspicious activity reporting, disclosure requirements and limits on interest rates and/or loan service fees, have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the United States and Latin America could restrict, or even eliminate, the availability of pawn and consumer finance at some or all of the Company’s locations, which would adversely affect the Company’s operations and financial condition.

The extent of the impact of any future legislative or regulatory changes will depend on the nature of the legislative or regulatory change, the jurisdictions to which the new or modified laws would apply, and the amount of business the Company does in that jurisdiction. Moreover, similar actions by states or foreign countries in which the Company does not currently operate could limit its opportunities to pursue its growth strategies. A more detailed discussion of the regulatory environment and current developments and risks to the Company is provided in “Business—Governmental Regulation.”

Media reports, statements made by regulators and elected officials and public perception in general of pawnshop operations, consumer loans, such as payday advances or pawn loans, as being predatory or abusive could materially adversely affect the Company’s pawn, consumer loan and credit services businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Latin America, have advocated governmental action to prohibit or place severe restrictions on consumer loans, including payday advances and pawn loans.

Reports and statements made by consumer advocacy groups, members of the media, regulators and elected officials often focus on the cost to a consumer of consumer loans and pawn loans, which are generally higher than the interest typically charged by banks to consumers with better credit histories. These reports and statements typically characterize pawn and/or consumer loans as predatory or abusive despite the large customer demand for payday advances or pawn loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for pawn and/or consumer loan products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a material adverse effect on the Company’s financial condition and results of operations.

The CFPB has broad regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company. Such exercise of power over the Company could be burdensome and expensive to the Company and could force the Company to modify or terminate some of its pawn or consumer lending products in the U.S.

When the Dodd-Frank Act created the CFPB, it granted the CFPB explicit supervisory authority to examine and require registration of non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company, the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive” and hence “unlawful,” and the authority to impose recordkeeping obligations. Since its inception, the CFPB has aggressively pursued public enforcement actions against a wide range of consumer financial services providers. These actions have resulted in stipulated judgments, settlements or consent orders, including civil and monetary penalties, equitable monetary relief, disgorgement and other equitable damages such as restitution to affected consumers, and limits on activities or functions of the financial institutions’ business. In the past, these penalties have ranged up to almost $500 million, exclusive of customer refunds, with an average civil penalty over $13 million. The CFPB’s enforcement history shows that it is exercising its new regulatory and enforcement powers assertively, and it will continue to expand the industries it targets, the laws it invokes and the remedies in its enforcement powers.

The CFPB will and has exercised full regulatory, supervisory and enforcement powers over all aspects of certain non-bank providers of consumer financial products and services such as the Company. In that regard, the CFPB continues to gather data via its examinations of the consumer loan market and its impact on consumers, and has announced several public enforcement actions against several non-bank providers of consumer financial products, and published its own internal information gathering guide. The CFPB’s Short-Term, Small-Dollar Lending Procedures is the field guide examiners use when examining small-dollar lenders such as the Company, to aid in the data gathering process. The CFPB’s guide and examination powers permit its examiners to inspect a Company’s books and records and ask questions about its business, including its marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, defaults and consumer reporting and third-party relationships. As a result of its examination efforts, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings” on April 24, 2013. The report discussed the initial findings of the CFPB regarding short-term payday loans and deposit account advance loans. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also noted that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans, e.g. “debt traps,” and deposit account advances.

In March 2015, the CFPB announced the Proposed Rules for small dollar consumer loans, and published an outline of the rules in preparation for Small Business Review Panel (“SBRP”) that must be held as the next step in the rule-making process. Such rules would apply to payday loans, vehicle title loans, deposit advance products, and certain high-cost installment loans and open-end loans. The Proposed Rules are intended to end so-called “debt traps” by requiring lenders to take steps to make sure consumers can repay their loans. The proposals under consideration would also restrict lenders from attempting to collect payment from consumers’ bank accounts in ways that tend to cause excessive fees. The Proposed Rules provide two different approaches to eliminating “debt traps” – prevention and protection. Under the prevention requirements, lenders would have to determine at the outset of each loan that the consumer is not taking on unaffordable debt. Under the protection requirements, lenders would have to comply with various restrictions designed to ensure that consumers can affordably repay their debt. Lenders could choose which set of requirements to follow.

It’s likely the Proposed Rules will have a significant economic impact on a substantial number of small businesses. In that regard, the Small Business Regulatory Enforcement Fairness Act of 1996 (“SBREFA”) requires that the CFPB convene a SBRP to consider the impact of the Proposed Rules and obtain feedback from representatives of lenders and other small businesses that would be subject to the Proposed Rules. Sixty days after the SBRP convenes, a report will be issued, and the CFPB will issue formal notice of proposed rule-making. The CFPB generally provides 90 days to comment on formal notice of the proposed rules. The final rules are expected in the first half of 2016 with an expected effective date one year from the issuance of the final rules. If there is no delaying litigation, the final rules are likely to become effective in the summer of 2017.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings, civil investigative demands, or other litigation for violations of federal consumer financial laws (including the CFPB’s own rules). For instance, the CFPB is granted primary supervisory, regulatory and enforcement authority over Unfair Deceptive, or Abusive Acts or Practices, Fair Credit Reporting Act, Fair Debt Collection Practices, and Truth in Lending issues, among other federal laws. It is not clear how the CFPB will exercise its supervisory, regulatory and enforcement authority for federal consumer financial, privacy and disclosure laws, and it is possible that the CFPB’s approach may differ from the approach previously taken by other regulators. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative and injunctive relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations, and $1,000,000 per day for knowing or intentional violations. Also, if a company has been found to have violated certain federal consumer laws, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules making short-term consumer lending products and services materially less profitable or even impractical to offer, which could force the Company to modify or terminate certain of its product offerings in the United States. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services, including pawn loans. Any such rules could have a material adverse effect on the Company’s business, results of operations and financial condition or could make the continuance of all or part of the Company’s current U.S. business impractical or unprofitable.

PROFECO’s regulatory, supervisory and enforcement powers over pawn and consumer credit operators such as the Company could be burdensome and expensive to the Company and could force the Company to modify or terminate some of its pawn shop operations in Mexico.

Federal law in Mexico provides for administrative regulation of the pawnshop industry by PROFECO, Mexico’s primary federal consumer protection agency. PROFECO requires all pawn operators like the Company to register its pawn stores, locations, loan contracts and to disclose the interest rate and fees charged on pawn and consumer loan transactions. PROFECO also regulates the form and terms of pawn loan contracts and defines certain operating standards and procedures for pawnshops, including the retail operations, disclosure requirements, and establishes reporting requirements.

In January 2013, federal legislation conveyed additional regulatory authority to PROFECO regarding the pawn industry and national registration process. The 2013 legislation requires all pawn businesses to annually register with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions. There are significant fines and sanctions, including operating suspensions for failure to register and/or comply with PROFECO’s rules and regulations. PROFECO continues to implement its process regarding its registration requirements, and the Company has complied in all material respects with this ongoing process and registration requirements as administered by PROFECO. There are significant fines and sanctions, including operating suspensions for failure to register and/or comply with PROFECO’s rules and regulations. There can be no assurance as to the ultimate outcome from the full and final implementation of the 2013 legislation.

Adverse gold market fluctuations could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by gold market fluctuations. Approximately 37% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 31% of its inventories, also primarily gold, as of December 31, 2015, and the Company sells significant quantities of gold and other precious metals acquired through collateral forfeitures or direct purchases from customers. In addition to normal market risks associated with accepting gold as loan collateral and buying and selling gold, current global economic conditions have increased the volatility of commodity markets such as those for gold and other precious metals. A significant and sustained decline in gold and/or other precious metal prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.

As of December 31, 2015, the Company had 737 store locations in Latin America, including 705 in Mexico and 32 in Guatemala. Subsequently in 2016, the Company purchased 166 additional stores in Mexico and 13 stores in El Salvador. All of these are countries in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest, enforcement of property rights, governmental regulations, public safety and security and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, Guatemala or El Salvador that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

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

The Company’s credit services operations depend, in part, on the willingness and ability of the Independent Lender to make extensions of credit to its customers. The loss of the relationship with this lender, and an inability to replace it with a new lender or lenders, or the failure of the lender to fund new extensions of credit and to maintain volumes, quality and consistency in its loan programs could cause the Company to lose customers and substantially decrease the revenue and earnings of the Company’s credit services business. In addition, the Company’s lending, pawn retail, scrap jewelry and cash management operations are dependent upon the Company’s ability to maintain retail banking relationships with commercial banks. Recent actions by federal regulators have caused certain commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other companies in the Company’s industry. The Company also relies significantly on outside vendors to provide services such as financial transaction processing (including foreign exchange), utilities, store security, armored transport, precious metal smelting, data and voice networks, and other information technology products and services. The failure or inability of any of these third-party lenders, financial institutions or vendors to provide such services could limit the Company’s ability to grow its business and could increase the Company’s costs of doing business, which could adversely affect the Company’s operations if the Company is unable to timely replace them with comparable service providers at a comparable cost.

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

It was reported that actions by the Department of Justice, the FDIC and certain state regulators appear to be discouraging banks, non-bank providers, and ACH payment processors from providing access to the ACH system (e.g. debiting/crediting consumer accounts) for certain short-term consumer loan providers that they believe are operating illegally. According to published reports, the Department of Justice has issued subpoenas to banks and payment processors relating to ACH practices. The FDIC and other regulators were said to be using bank oversight examinations to discourage banks from providing access to the ACH system to certain online lenders. For example, the Department of Financial Services of the State of New York (the “NY DFS”), sent letters to approximately 35 online short-term consumer loan companies (that did not include the Company as the Company does not offer consumer loans in New York) demanding they cease and desist offering illegal payday loans to New York consumers and also sent letters to over 100 banks, as well as the National Automated Clearing House Association (“NACHA”) (which oversees the ACH network), requesting they work with the NY DFS to cut off ACH system access to New York customer accounts for illegal payday lenders. NACHA, in turn, has requested that its participants review origination activity for these 35 online short-term consumer loan companies and to advise NACHA whether it has terminated these lenders’ access to the ACH system or, if not, the basis for not doing so. NACHA also requested that participants review ACH origination activities related to other online loan companies and to terminate any ACH system access that would violate NACHA rules, which would include, according to NACHA, any authorizations to use the ACH system to pay illegal loans that are unenforceable under state law. Maryland’s Division of Financial Regulation also has been reported to have taken steps to stop banks in Maryland from processing illegal payday loans in its state, and the California Department of Business Oversight similarly directed state-licensed banks and credit unions to monitor transactions with any unlicensed lenders.

The heightened regulatory scrutiny by the Department of Justice, the FDIC and other state and federal regulators has the potential to cause banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether that lender is complying with applicable laws, simply to avoid the risk of heightened scrutiny or even unwarranted litigation. In addition, the NACHA has adopted certain operating rules that govern the use of the ACH system (“Rules”). Changes to the Rules are or will be effective in 2015 and 2016. For example, some of the Rules add more options for which NACHA may begin an initial investigation or enforcement proceeding when an entity originates an excessive number of unauthorized entries. This could result in increased investigations of originator activity, and could ultimately result in fines passed on to those originators. The aim is to address improvement in ACH network quality by reducing the incidence of debit return entries. Other Rules address a third party sender’s existing obligation to monitor, assess and enforce limitations on their customer's origination and return activities in the same manner as the Originating Depository Financial Institution (“ODFI”) currently does. The Rules also require that a third party service provider or third party sender provide proof of completion of its Rules compliance audit to its ODFI upon request, in order to fulfill a request from NACHA. Failure to comply with this requirement may result in a NACHA Class II Rules violation, and fines up to $100,000 per month until resolved. Other portions of the Rules establish acceptable guidelines for certain returns of an originator. Return rates that exceed these guidelines may trigger an inquiry and review process by NACHA and the engagement of an industry review panel to evaluate the facts behind an originator's ACH activity. The evaluation could also result in a Rules violation or a Rules enforcement proceeding. Lastly, the NACHA Rules now formally define the types of entries that may be reinitiated, and those that are prohibited from reinitiation, among other notable changes in the Rules.

There can be no assurance the Company’s access to the ACH system will not be impaired as a result of this heightened scrutiny or the NACHA rule amendments. If this access is impaired, the Company’s consumer loan business could be materially adversely affected and the Company may find it difficult or impossible to continue some or all of its consumer loan business, which could have a material adverse effect on the Company’s business, prospects and results of operations and financial condition.

Increased competition from banks, credit unions, internet-based lenders, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations.

The Company’s principal competitors are other pawnshops, consumer loan companies, internet-based lenders, consumer finance companies, rent-to-own stores, retail finance programs, payroll lenders, banks, credit unions and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of consumer loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, online classified advertising sites and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company’s retail operations. In Mexico, the Company competes directly with certain pawn stores owned by government affiliated or sponsored non-profit foundations. The government could take actions that would harm the Company’s ability to compete in the Mexico market.

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

Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability and pricing of competing products, changes in customers’ financial conditions as a result of changes in unemployment levels, fuel prices or other events, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or regulatory access to, its products, the Company’s revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan products and services it offers due to regulatory developments. Demand may also fluctuate by geographic region. The current geographic concentration of the Company’s stores creates exposure to local economies and regional downturns. As of December 31, 2015, the Company had significant store concentration in Mexico, Guatemala, Texas, Colorado, Maryland, North Carolina and South Carolina. As a result, the business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and the Company is vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

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

As of December 31, 2015, including the Company's 6.75% senior notes issued in March 2014 (“Notes”) and the Company’s two current credit facilities, the Company had outstanding indebtedness of $258,000,000 and availability of $162,000,000 under its credit facilities. The Company's level of indebtedness could:

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

The Company’s business depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating, managing and securing its retail locations, technical support centers, call centers, security monitoring, treasury and accounting functions and other administrative support functions. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s point-of-sale system. A shut-down of or inability to access the facilities in which the Company’s online operations, storefront point-of-sale and loan management system and other technology infrastructure are based, such as due to a power outage, a security breach, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collection activities, or perform other necessary business functions.

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

Most of the Company’s customers provide personal information in three ways: (1) when conducting a pawn transaction; (2) during a consumer loan transaction (bank account information is necessary for this transaction); and (3) when conducting a retail purchase whereby a customer’s payment method is via a credit card. The Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised.

In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s customers and its business and could result in a loss of customers, suppliers or revenue.

Judicial or administrative decisions, CFPB rule-making or amendments to the Federal Arbitration Act (the “FAA”) could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes dispute arbitration provisions in many of its customer loan agreements. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court. The Company’s arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of mitigating class and collective action liability. The Company’s arbitration agreements do not have any impact on regulatory enforcement proceedings. The Company takes the position that the FAA requires enforcement, in accordance with the terms of its arbitration agreements, of class and collective action waivers of the type the Company uses.

In the past, a number of courts, including the California and Nevada Supreme Courts, and the National Labor Relations Board concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. Additionally, the CFPB announced in October 2015, that it is considering proposing rules that would prohibit consumer financial services companies from using class action waivers in consumer arbitration clauses.

In April 2011, however, the U.S. Supreme Court ruled in a 5-4 decision in AT&T Mobility v. Concepcion that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers. More recently, in December 2015, the Supreme Court in a 6-3 decision in DIRECTV, Inc. v. Imburgia upheld DIRECTV’s service agreement that included a binding arbitration provision with a class action waiver, and declared that the arbitration clause at issue was governed by the FAA.

The Company’s arbitration agreements differ in some respects from the agreement at issue in Concepcion and DIRECTV and some courts have continued in the aftermath of Concepcion to find reasons to find arbitration agreements unenforceable. Thus, it is possible that one or more courts concerned with the use of such agreements in financial services contracts and/or to pre-dispute mandatory consumer arbitration agreements could use the differences between the Company’s arbitration agreements and the agreement at issue in Concepcion and DIRECTV, or some other reason, as a basis for a refusal to enforce the Company’s arbitration agreements. Additionally, Congress has considered legislation that would generally limit or prohibit mandatory dispute arbitration in consumer contracts, and it has adopted such prohibitions with respect to certain mortgage loans and certain consumer loans to active-duty members of the military and their dependents. Under the Dodd-Frank Act, any CFPB rule prohibiting or limiting arbitration of disputes would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

The CFPB has published an outline of its proposals in preparation for convening a Small Business Review Panel to gather feedback from small industry stakeholders. This is the first step in the process of a potential rulemaking on this issue. The proposals would ban companies from including arbitration clauses that block class actions in their consumer contracts. This would apply to most consumer financial products and services that the CFPB oversees, including credit cards, checking and deposit accounts, prepaid cards, money transfer services, certain auto loans, auto title loans, small dollar or payday loans, private student loans and installment loans. The proposals would not ban arbitration clauses in their entirety; however, for companies still willing to offer arbitration for individual cases, the clauses would have to say explicitly that they do not apply to cases filed as class actions unless and until class certification is denied by the court or the class claims are dismissed in court. Companies would be permitted to give the consumer a choice of bringing a class proceeding in arbitration or in court. The proposals would also require companies that choose to use arbitration clauses for individual disputes submit to the CFPB the arbitration claims filed and awards issued so that the bureau can monitor the fairness of the process. The CFPB is also considering publishing the claims and awards on its website so that the public can monitor them.

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

At December 31, 2015, the Company had $295,609,000 of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying values of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Due primarily to the impacts of recently enacted and additional proposed local, state and federal regulatory restrictions affecting short-term and long-term profitability expectations for payday and title lending products, the Company’s long-term ongoing strategy to reduce non-core consumer lending operations along with significant deterioration in payday lending market conditions, the Company recorded a $7,913,000 goodwill impairment charge during fiscal 2015 related to the U.S. consumer loan operations reporting unit. As of December 31, 2015, the Company has no remaining goodwill or other intangible assets associated with its U.S. consumer loan operations reporting unit.

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

The Company has historically grown, in part, through strategic acquisitions, including the acquisition of 65 stores during 2015 and an additional 179 stores through February 12, 2016. The Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third-parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment.

Current and future litigation or regulatory proceedings, both in the U.S. and Latin America, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company or its subsidiaries has been or may be involved in future lawsuits, claims or regulatory or administrative proceedings, examinations or investigations arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, employment, personal injury and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits related to employment, marketing and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending and other laws. The consequences of an adverse ruling in any current or future litigation, judicial or administrative proceeding could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states. Defense of any lawsuit, or administrative proceeding, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

Adverse court interpretations of the various laws and regulations under which the Company operates could require the Company to alter the products that it offers or cease doing business in the jurisdiction where the court interpretation is applicable. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state or federal laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations. Besides regulation specific to consumer lending, which is discussed previously, the Company’s pawn, credit services and consumer loan businesses are subject to other federal, state and local regulations, tax laws and import/export laws, including but not limited to the Dodd-Frank Act, Unfair Deceptive or Abusive Acts and Practices, Federal Truth in Lending Act and Regulation Z adopted thereunder, Fair Debt Collections Practices Act, Military Lending Act, Bank Secrecy Act, Money Laundering Suppression Act of 1994, USA PATRIOT Act, Gramm-Leach-Bliley Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Fair and Accurate Credit Transactions Act, Foreign Corrupt Practices Act and the Brady Handgun Violence Prevention Act. In addition, the Company’s marketing efforts and the representations the Company makes about its products and services are subject to federal and state unfair and deceptive practice statutes, including the Federal Trade Commission Act and analogous state statutes under which the Federal Trade Commission, state attorneys general or private plaintiffs may bring legal actions. If the Company is found to have engaged in an unfair and deceptive practice, it could have a material adverse effect on its business, prospects, results of operations and financial condition.
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

The Company is also subject to similar applicable laws and regulations in Mexico. For example, Mexico’s Anti-Money Laundering Law (effective in November 2013), which requires reporting of certain transactions (or series of transactions) exceeding monetary limits, and require stricter maintenance of customer identification records and controls, and reporting of all foreign (non-Mexican) customer transactions. The Company is also subject to the terms and enforcement of the Federal Personal Information Protection Act (“Privacy Law”) (effective January 2012), which requires companies to protect their customers’ personal information, among other things such as mandatory disclosures.

Certain state and local governmental entities in Latin America also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. State and local agencies, including local police authorities often have unlimited, broad and discretionary authority to suspend store operations pending investigation of suspicious pawn transactions and resolution of actual or alleged regulatory, licensing and permitting issues.

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

The sale and ownership of firearms, ammunition and certain related accessories is subject to current and potential regulation, which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

Because the Company sells firearms, ammunition and certain related accessories, the Company is required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require the Company, among other things, to ensure that each pawn location offering firearms has its FFL, that all purchasers of firearms are subjected to a pre-sale background check, to record the details of each firearm sale on appropriate government-issued forms, to record each receipt or transfer of a firearm and to maintain these records for a specified period of time. The Company is also required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase, sale and ownership of firearms, ammunition and certain related accessories has been the subject of increased federal, state and local regulation. These regulatory efforts are likely to continue in the Company’s current markets and other markets into which the Company may expand. If enacted, new laws and regulations could limit the types of licenses, firearms, ammunition and certain related accessories that the Company is permitted to purchase and sell and could impose new restrictions and requirements on the manner in which the Company offers, purchases and sells these products. If the Company fails to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearms, ammunition and certain related accessories, its licenses to sell or maintain inventory of firearms at its stores may be suspended or revoked, which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. In addition, new laws and regulations impacting the ownership of firearms and ammunition could cause a decline in the demand for and sales of the Company’s products, which could materially adversely impact its revenue and profitability. Complying with increased regulation relating to the sale of firearms, ammunition and certain related accessories could be costly.

The Company is subject to the FCPA and other anti-corruption laws, and the Company’s failure to comply with these anti-corruption laws could result in penalties that could have a material adverse effect on its business, results of operations and financial condition.

The Company is subject to the FCPA, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although the Company has policies and procedures designed to ensure that it, its employees, agents, and intermediaries comply with the FCPA and other anti-corruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect the Company against liability for actions taken by its employees, agents, and intermediaries with respect to its business or any businesses that it may acquire. In the event the Company believes, or has reason to believe, its employees, agents, or intermediaries have or may have violated applicable anti-corruption laws, including the FCPA, the Company may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. The Company’s continued operation and expansion outside the United States, especially in Latin America, could increase the risk, perceived or otherwise, of such violations in the future. If the Company violates the FCPA or other laws governing the conduct of business with government entities (including local laws), the Company may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on its business, results of operations, and financial condition. Investigation of any potential or perceived violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could harm the Company’s reputation and could have a material adverse effect on its business, results of operations and financial condition.

Failure to maintain certain criteria required by state and local regulatory bodies could result in fines or the loss of the Company’s licenses to conduct business.

Most states and many local jurisdictions both in the United States and in Latin America in which the Company operates, as well as the federal governments in Latin America, require registration and licenses to conduct the Company’s business. These states or their respective regulatory bodies have established criteria the Company must meet in order to obtain, maintain, and renew those licenses. For example, many of the states in which the Company operates require it to meet or exceed certain operational, advertising, disclosure, collection, and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, the Company is subject to audits in these states to ensure it is meeting the applicable requirements to maintain these licenses. Failure to meet these requirements could result in various fines and penalties or store closures, which could include temporary suspension of operations, the revocation of existing licenses or the denial of new and renewal licensing requests. The Company cannot guarantee future license applications or renewals will be granted. If the Company were to lose any of its licenses to conduct its business, it could result in the temporary or permanent closure of stores and online activities, which could adversely affect the Company’s business, results of operations and cash flows.

The complexity of the political and regulatory environment in which the Company operates and the related cost of compliance are both increasing due to changing political landscape, and additional legal and regulatory requirements, the Company’s ongoing expansion into new markets and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to the Company’s reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in the Company being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on its business, results of operations and financial condition.

Adverse real estate market fluctuations and/or the inability to renew and extend store operating leases could affect the Company’s profits.

The Company leases most of its locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations, thereby negatively impacting the Company’s results of operations. The Company also owns certain developed and undeveloped real estate, which could be impacted by adverse market fluctuations. In addition, the inability of the Company to renew, extend or replace expiring store leases could have an adverse effect on the Company’s results of operations.

The Company’s lending business is somewhat seasonal, which causes the Company’s revenues and operating cash flows to fluctuate and may adversely affect the Company’s ability to service its debt obligations.

The Company’s U.S. lending business typically experiences reduced demand in the first and second quarters as a result of its customers’ receipt of federal tax refund checks typically in February of each year. Demand for the Company’s U.S. lending services is generally greatest during the third and fourth quarters. Also, retail sales are seasonally higher in the fourth quarter associated with holiday shopping. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans in Latin America associated with statutory bonuses received by customers in the fourth quarter. This seasonality requires the Company to manage its cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition during these periods. If the Company’s revenues were to fall substantially below what it would normally expect during certain periods, the Company’s annual financial results and its ability to service its debt obligations could be adversely affected.

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

The success of the Company’s expansion strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions, political or community acceptance, suitable lease terms, its ability to attract, train and retain qualified associates and management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company’s control. The failure to execute the Company’s expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

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

Unexpected changes in both domestic and foreign tax rates could negatively impact the Company’s operating results.

The Company’s financial results may be negatively impacted should tax rates or changes to tax laws in the U.S. and in Latin America be increased or otherwise affected by changes in allowable expense deductions, or as a result of the imposition of new withholding requirements on repatriation of foreign earnings.
Certain tax positions taken by the Company require the judgment of management and could be challenged by federal taxing authorities in the United States and Latin America.
Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740-10-25, Income Taxes.

The international scope of the Company’s operations may contribute to increased costs and complexities and negatively impact its operations.

Because international operations increase the complexity of an organization, the Company may face additional administrative costs in managing its business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. There are also complexities involved with accounting for international operations, such as foreign currency transactions and translation adjustments, foreign income taxes and intercompany transactions between domestic and foreign subsidiaries. Unexpected changes in regulations and arbitrary or adverse court or administrative interpretations of the foregoing could negatively impact the Company’s operations.

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

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights. The Company uses the trademarks “First Cash” and “First Cash Pawn” along with numerous other trade names as described herein. The Company has also developed a proprietary point of sale system for use in its stores. The Company relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks and proprietary point of sale systems against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

Because the Company maintains a significant supply of cash, loan collateral and inventories in its stores, the Company may be subject to employee and third-party robberies, burglaries and thefts. The Company also may be subject to liability as a result of crimes at its stores.

The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories in most of its stores. As a result, the Company is subject to the risk of robberies, burglaries and thefts. Although the Company has implemented various programs in an effort to reduce these risks, maintains insurance coverage for robberies, burglaries and thefts and utilizes various security measures at its facilities, there can be no assurance that robberies, burglaries and thefts will not occur. The extent of the Company’s cash, loan collateral and inventory, losses or shortages could increase as it expands the nature and scope of its products and services. Robberies, burglaries and thefts could lead to losses and shortages and could adversely affect the Company’s business, prospects, results of operations and financial condition. It is also possible that violent crimes such as armed robberies may be committed at the Company’s stores. The Company could experience liability or adverse publicity arising from such crimes. For example, the Company may be liable if an employee, customer, guard or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

A discussion of certain market risks is covered in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, the Company owned the real estate and buildings for 31 of its pawn stores and owned five other parcels of real estate. The Company’s strategy is generally to lease, rather than purchase, space for its pawnshop and consumer loan locations, unless the Company finds what it believes is a superior location at an attractive price. As of December 31, 2015, the Company leased 1,076 store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging between 2016 and 2045. All store leases provide for specified periodic rental payments ranging from approximately $900 to $25,000 per month as of December 31, 2015. For more information about the Company’s pawn store locations, see “—Item 1. Business—Locations and Operations.”

The Company leases approximately 18,000 square feet of office space in Arlington, Texas for its corporate offices. The lease, which expires on May 31, 2020, provides for monthly rental payments of approximately $25,000. The Company leases approximately 15,000 square feet of office space in Monterrey, Mexico for its Mexico administrative offices. The lease, which expires on December 31, 2019, provides for monthly rental payments of approximately $16,000. The Company also leases approximately 12,000 square feet of office space in Euless, Texas for administrative operations. The lease, which expires on February 28, 2018, provides for monthly rental payments of approximately $6,500. The Company leases other administrative office space which is not significant.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company’s common stock is quoted on the NASDAQ Global Select Market under the symbol “FCFS.” The following table sets forth the quarterly high and low sales prices per share for the common stock during fiscal 2014 and 2015, as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$55.96	$50.90	$48.78	$44.19
Low	46.28	44.88	36.55	35.82

2014
High	$63.93	$57.91	$59.15	$59.90
Low	46.77	46.01	54.44	52.76

On February 12, 2016, there were approximately 42 stockholders of record of the Company’s common stock.

No cash dividends have been paid by the Company on its common stock during fiscal 2014 and 2015. The dividend and earnings retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company’s earnings, cash flows, and financial position. The Company’s senior unsecured notes and revolving credit facilities contain provisions that allow the Company to pay cash dividends within certain parameters. On January 27, 2016, the Board of Directors approved a dividend program to pay common shareholders an annual cash dividend of $0.50 per share paid quarterly. The first quarterly $0.125 dividend will be paid on March 15, 2016 to stockholders of record on March 1, 2016.

Recent Issuances of Common Stock

During the period from January 1, 2015 through December 31, 2015, the Company issued 575,000 shares of common stock, net of 80,000 shares net-settled, relating to the exercise of outstanding stock options for an aggregate exercise price of $13,908,000 (including income tax benefit). During fiscal 2015, the Company granted a total of 45,000 nonvested shares of restricted common stock to certain executives of the Company. A total of 5,000 previously granted restricted shares vested and were issued during fiscal 2015.

The transactions set forth in the above paragraph were completed pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”), did not involve a public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. All sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above.

Issuer Purchases of Equity Securities

In January 2015, the Company’s Board of Directors authorized a repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During fiscal 2015, the Company repurchased 852,000 shares of its common stock at an aggregate cost of $39,974,000 with an average price of $46.94 per share and 1,148,000 shares remain available for repurchase under the repurchase program. Under its share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.

The following table provides information with respect to purchases made by the Company of shares of its common stock during each month that the repurchase program was in effect during fiscal 2015:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2015	79,600	$49.94	79,600	1,920,400
February 1 through February 28, 2015	256,002	50.78	256,002	1,664,398
March 1 through March 31, 2015	—	—	—	1,664,398
April 1 through April 30, 2015	127,115	47.20	127,115	1,537,283
May 1 through May 31, 2015	—	—	—	1,537,283
June 1 through June 30, 2015	—	—	—	1,537,283
July 1 through July 31, 2015	198,373	45.37	198,373	1,338,910
August 1 through August 31, 2015	—	—	—	1,338,910
September 1 through September 30, 2015	—	—	—	1,338,910
October 1 through October 31, 2015	190,579	41.98	190,579	1,148,331
November 1 through November 30, 2015	—	—	—	1,148,331
December 1 through December 31, 2015	—	—	—	1,148,331
Total	851,669	$46.94	851,669

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2010 through December 31, 2015, with the cumulative total return on the NASDAQ Composite Index and a peer group index (whose returns are weighted according to their respective market capitalizations) over the same period (assuming the investment of $100 in the Company’s common stock, the NASDAQ Composite Index, and the peer group on December 31, 2010 and assuming the reinvestment of all dividends on the date paid). The 2015 peer group selected by the Company includes Cash America International, Inc., EZCORP, Inc., World Acceptance Corporation, Rent-A-Center, Inc., and Aaron Rents, Inc.

Item 6. Selected Financial Data

The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The information below is derived from and qualified by reference to the Company’s audited financial statements for each of the five years ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts and certain operating data)
Income Statement Data (1):
Revenue:
Retail merchandise sales	$449,296	$428,182	$367,187	$287,456	$236,797
Pawn loan fees	195,448	199,357	181,555	152,237	122,320
Consumer loan and credit services fees	27,803	36,749	43,781	48,692	46,876
Wholesale scrap jewelry revenue	32,055	48,589	68,325	103,706	108,004
Total revenue	704,602	712,877	660,848	592,091	513,997

Cost of revenue:
Cost of retail merchandise sold	278,631	261,673	221,361	167,144	142,106
Consumer loan and credit services loss provision	7,159	9,287	11,368	12,556	11,331
Cost of wholesale scrap jewelry sold	27,628	41,044	58,545	76,853	71,305
Total cost of revenue	313,418	312,004	291,274	256,553	224,742
Net revenue	391,184	400,873	369,574	335,538	289,255

Expenses and other income:
Store operating expenses	207,572	198,986	181,321	148,879	126,107
Administrative expenses	54,758	54,586	49,530	50,211	45,259
Depreciation and amortization	17,939	17,476	15,361	12,939	10,944
Goodwill impairment - U.S. consumer loan operations	7,913	—	—	—	—
Interest expense, net	15,321	12,845	3,170	1,272	(142)
Total expenses and other income	303,503	283,893	249,382	213,301	182,168

Income from continuing operations before income taxes	87,681	116,980	120,192	122,237	107,087

Provision for income taxes	26,971	31,542	35,713	41,375	36,950

Income from continuing operations	60,710	85,438	84,479	80,862	70,137

Income (loss) from discontinued operations, net of tax	—	(272)	(633)	(503)	7,645
Net income	$60,710	$85,166	$83,846	$80,359	$77,782

	Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data (Continued) (1):
Net income per share:
Basic:
Income from continuing operations	$2.16	$2.98	$2.91	$2.80	$2.29
Net income	2.16	2.97	2.89	2.78	2.53
Diluted:
Income from continuing operations	2.14	2.94	2.86	2.72	2.23
Net income	2.14	2.93	2.84	2.70	2.47

Balance Sheet Data:
Inventories	$93,458	$91,088	$77,793	$65,345	$44,412
Pawn loans	117,601	118,536	115,234	103,181	73,287
Net working capital (2)	279,259	258,194	236,417	209,132	173,995
Total assets (2)	757,021	716,623	660,999	506,544	356,018
Long-term liabilities (2)	279,464	239,623	201,889	122,978	5,241
Total liabilities (2)	325,639	282,182	250,650	154,128	40,646
Stockholders’ equity (2)	431,382	434,441	410,349	352,416	315,372

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$92,749	$97,679	$106,718	$88,792	$80,375
Investing activities	(71,676)	(85,366)	(140,726)	(159,904)	(22,104)
Financing activities	9,127	(9,098)	54,644	49,525	(52,593)

Other Financial Data (3):
EBITDA	$120,448	$147,029	$138,090	$135,945	$125,534
Free cash flow	$67,960	$71,255	$79,635	$49,626	$46,193
Pawn store annualized inventory turnover	3.4x	3.6x	3.6x	4.2x	4.2x

Location Counts:
Pawn stores	1,005	912	821	715	570
Credit services/consumer loan stores	70	93	85	99	101
	1,075	1,005	906	814	671

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” for additional information about certain 2015, 2014 and 2013 income and expense items that affected the Company’s consolidated income from operations, income before income taxes, net income and net income per share.

(2)	Prior year amounts have been revised or reclassified. See Note 2 of Notes to Consolidated Financial Statements for further information.

(3)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Information” for additional information about EBITDA and free cash flow and a reconciliation of EBITDA and free cash flow to the most comparable GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading operator of retail-based pawn stores in the United States and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for approximately 96% of the Company’s consolidated revenue during fiscal 2015 compared to 95% during fiscal 2014.

The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans that the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company records merchandise sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 4% of consolidated revenue for fiscal 2015 compared to 5% during fiscal 2014.

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

Stores included in the same-store calculations presented in this annual report are those stores that were opened prior to the beginning of the prior-year comparative fiscal period and remained open through the end of the measurement period. Also included are stores that were relocated during the year within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store.

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

	Year Ended December 31,
	2015	2014	2013
Income statement items as a percent of total revenue:
Revenue:
Retail merchandise sales	63.8%	60.0%	55.6%
Pawn loan fees	27.7	28.0	27.4
Consumer loan and credit services fees	4.0	5.2	6.7
Wholesale scrap jewelry revenue	4.5	6.8	10.3

Cost of revenue:
Cost of retail merchandise sold	39.6	36.7	33.5
Consumer loan and credit services loss provision	1.0	1.3	1.7
Cost of wholesale scrap jewelry sold	3.9	5.8	8.9

Net revenues	55.5	56.2	55.9

Expenses and other income:
Store operating expenses	29.5	27.9	27.4
Administrative expenses	7.8	7.7	7.5
Depreciation and amortization	2.5	2.4	2.3
Goodwill impairment - U.S. consumer loan operations	1.1	—	—
Interest expense, net	2.2	1.8	0.5

Income from continuing operations before income taxes	12.4	16.4	18.2
Provision for income taxes	3.8	4.4	5.4
Income from continuing operations	8.6	12.0	12.8

Retail merchandise sales gross profit margin	38.0%	38.9%	39.7%
Store operating profit margin (1)	23.9	26.3	26.6

(1)   Store operating profit is an amount equal to net revenues less store operating expenses less depreciation expense.

Discontinued Operations

During fiscal 2014, the Company discontinued Cash & Go, Ltd., which owned and operated 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. Cash & Go, Ltd. was a joint venture in which the Company owned a 50% interest. The Company recorded an after-tax loss upon the liquidation of Cash & Go, Ltd. of $272,000, or $0.01 per share, in fiscal 2014, which was reported as a loss from discontinued operations. In fiscal 2013, the Company recorded a charge of $844,000, net of tax, or $0.03 per share, and the after-tax earnings from operations for Cash & Go, Ltd. were $211,000, or $0.01 per share.

All revenue, expenses and income reported in these consolidated financial statements have been adjusted to reflect reclassification of these discontinued operations. There were no assets or liabilities for discontinued operations as of December 31, 2015 and 2014.

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

Customer loans and revenue recognition - Receivables on the balance sheet consist of pawn loans and consumer loans. Pawn loans are collateralized by pledged tangible personal property. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan term is generally 30 days plus an additional grace period of 15 to 90 days depending on geographical markets and local regulations. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawns and through purchases of used goods directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the precious metals to the buyer.

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

Credit loss provisions - The Company has determined that no allowance related to credit losses on pawn loans is required, as the fair value of the collateral is significantly in excess of the pawn loan amount. Under the CSO Program, letters of credit issued by the Company to the Independent Lender constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2015 was $8,192,000. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fee, all of which the Company records in the consumer loan and credit services loss provision. The Company is entitled to seek recovery directly from its customers for amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit as a component of accrued liabilities.

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

Inventories - Inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market value; accordingly, inventory valuation allowances are established, if necessary, when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. Pawn Operations, U.S. Consumer Loan Operations and Latin America Operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology. As described in “—Results of Continuing Operations—Goodwill Impairment—U.S. Consumer Loan Operations” below, the Company recorded a goodwill impairment charge of $7,913,000 during 2015.

Foreign currency transactions - The Company has significant operations in Mexico, and Guatemala to a lesser extent, where the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the year-to-date period. Prior to translation, any U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico and Guatemala are included in store operating expenses.

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2015 was 15.8 to 1, compared to 13.3 to 1 in fiscal 2014 and 12.8 to 1 in fiscal 2013. In fiscal 2016, through February 12, 2016, the average exchange rate was 18.1 to 1, which equates to a 15% decline as compared to the average value for fiscal 2015 of 15.8 to 1.

Results of Continuing Operations

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014.

The following table details the components of the Company’s revenue for the fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 19% from 13.3 to 1 during fiscal 2014 to 15.8 to 1 during fiscal 2015. The end-of-period value of the Mexican peso to the U.S. dollar decreased 17%, from 14.7 to 1 at December 31, 2014 to 17.2 to 1 at December 31, 2015. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior year, and net assets of Mexican operations as of year end translated into fewer U.S. dollars relative to the prior year end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico was exported and sold in U.S. dollars, which did not contribute to the Company’s peso-denominated revenue stream. For the year ended December 31, 2015, the Company’s Latin American revenues and net income would have been approximately $68,106,000 and $9,500,000 higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2014. As the Company acquired the Guatemalan stores on December 31, 2015, there are no prior year comparisons and the assets and liabilities acquired were translated at an exchange rate of 7.6 Guatemalan quetzales / U.S. dollar. See “—Non-GAAP Financial Information—Constant Currency Results” below.

				Constant Currency Basis
				Year Ended
				December 31,	Increase /
	Year Ended December 31,		Increase /	2015	(Decrease)
	2015	2014	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S. revenue:
Retail merchandise sales	$197,011	$172,354	14%	$197,011	14%
Pawn loan fees	94,761	89,952	5%	94,761	5%
Consumer loan and credit services fees	25,696	34,051	(25)%	25,696	(25)%
Wholesale scrap jewelry revenue	19,380	28,243	(31)%	19,380	(31)%
	336,848	324,600	4%	336,848	4%
Latin America revenue:
Retail merchandise sales	252,285	255,828	(1)%	300,674	18%
Pawn loan fees	100,687	109,405	(8)%	119,999	10%
Consumer loan and credit services fees	2,107	2,698	(22)%	2,511	(7)%
Wholesale scrap jewelry revenue	12,675	20,346	(38)%	12,675	(38)%
	367,754	388,277	(5)%	435,859	12%
Total revenue:
Retail merchandise sales	449,296	428,182	5%	497,685	16%
Pawn loan fees	195,448	199,357	(2)%	214,760	8%
Consumer loan and credit services fees	27,803	36,749	(24)%	28,207	(23)%
Wholesale scrap jewelry revenue	32,055	48,589	(34)%	32,055	(34)%
	$704,602	$712,877	(1)%	$772,707	8%

Latin America revenue accounted for approximately 52% of total revenue for fiscal 2015, while U.S. revenue accounted for approximately 48% of the total revenue. On a constant currency basis, Latin America revenue accounted for approximately 56% of total revenue for fiscal 2015, while U.S. revenue accounted for approximately 44% of the total revenue.

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from the Independent Lender as of December 31, 2015 as compared to December 31, 2014 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate.

				Constant Currency Basis
				Balance at
				December 31,	Increase /
	Balance at December 31,		Increase /	2015	(Decrease)
	2015	2014	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S.:
Pawn loans	$68,153	$68,100	—%	$68,153	—%
CSO credit extensions held by independent third-party (1)	7,005	10,421	(33)%	7,005	(33)%
Other consumer loans	688	790	(13)%	688	(13)%
Combined customer loans (2)	75,846	79,311	(4)%	75,846	(4)%
Latin America:
Pawn loans	49,448	50,436	(2)%	57,354	14%
Other consumer loans	430	451	(5)%	503	12%
Combined customer loans	49,878	50,887	(2)%	57,857	14%
Total:
Pawn loans	117,601	118,536	(1)%	125,507	6%
CSO credit extensions held by independent third-party (1)	7,005	10,421	(33)%	7,005	(33)%
Other consumer loans	1,118	1,241	(10)%	1,191	(4)%
Combined customer loans (2)	$125,724	$130,198	(3)%	$133,703	3%
Pawn inventories:
U.S.	$56,040	$49,969	12%	$56,040	12%
Latin America	37,418	41,119	(9)%	43,588	6%
Combined inventories	$93,458	$91,088	3%	$99,628	9%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by the Independent Lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

(2)
Combined customer loans is a non-GAAP measure as it includes CSO credit extensions held by the Independent Lender not included on the Company’s balance sheet. The Company believes this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. The Company also believes the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on the Company’s balance sheet since both credit services fee revenue and the corresponding loss provision are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

The following tables detail the composition of pawn collateral and the average outstanding pawn loan receivable as of December 31, 2015 as compared to December 31, 2014.

	Balance at December 31,
	2015	2014
Composition of pawn collateral:
U.S. pawn loans:
General merchandise	45%	44%
Jewelry	55%	56%
	100%	100%
Latin America pawn loans:
General merchandise	87%	88%
Jewelry	13%	12%
	100%	100%
Total pawn loans:
General merchandise	63%	62%
Jewelry	37%	38%
	100%	100%

				Constant Currency Basis
				Balance at
				December 31,	Increase /
	Balance at December 31,		Increase /	2015	(Decrease)
	2015	2014	(Decrease)	(Non-GAAP)	(Non-GAAP)
Average outstanding pawn loan amount:
U.S. pawn loans	$169	$171	(1)%	$169	(1)%
Latin America pawn loans	63	67	(6)%	73	9%
Total pawn loans	99	103	(4)%	105	2%

Retail Merchandise Sales Operations

Total retail merchandise sales increased 5% (16% on a constant currency basis) to $449,296,000 during fiscal 2015 compared to $428,182,000 for fiscal 2014. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increase in retail inventories available for sale. During fiscal 2015, the gross profit margin on retail merchandise sales was 38% compared to a margin of 39% on retail merchandise sales during fiscal 2014.

Pawn inventories increased from $91,088,000 at December 31, 2014 to $93,458,000 at December 31, 2015, largely as a result of the 9% increase in the weighted-average store count in fiscal 2015 and the maturation of existing stores. At December 31, 2015, the Company’s pawn inventories were composed of 31% jewelry (primarily gold jewelry held for retail sale), 38% electronics and appliances, 10% tools, 10% sporting goods and 11% other. At December 31, 2014, the Company’s pawn inventories were composed of 30% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools, 7% sporting goods and 12% other. At December 31, 2015, 94% of total inventories had been held for one year or less, while 6% had been held for more than one year. At December 31, 2014, 95% of total inventories had been held for one year or less, while 5% had been held for more than one year. The increase in aged inventory (inventory held for more than one year) is primarily a result of recent acquisition activity. Excluding stores acquired during fiscal 2015, aged inventories represented 5% of total inventories at December 31, 2015.

Pawn Lending Operations

Pawn loan fees decreased 2% (increased 8% on a constant currency basis) totaling $195,448,000 during fiscal 2015 compared to $199,357,000 for fiscal 2014. Consolidated pawn receivables as of December 31, 2015 decreased 1% (increased 6% on a constant currency basis) compared to December 31, 2014. The increase in constant currency pawn fees and receivables was primarily due to store additions. Latin America same-store pawn receivables increased 5% on a constant currency basis while U.S. same-store receivables declined 6% as of December 31, 2015 compared to December 31, 2014. The consolidated annualized yield on pawn loans was 162% in fiscal 2015 compared to 164% in the prior year.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 24% (23% on a constant currency basis) to $27,803,000 during fiscal 2015 compared to $36,749,000 for fiscal 2014. The Company attributes the decrease in part to increased competition, additional regulatory restrictions in many markets where the Company’s payday lending operations are focused as well as the Company’s ongoing strategic downsizing of these operations with the closure of 23 stand-alone consumer finance stores in Texas during fiscal 2015. Consumer/payday loan-related products comprised 4% of total revenue during fiscal 2015 compared to 5% for fiscal 2014.

The Company’s consumer loan and credit services loss provision of $7,159,000 was 26% of consumer loan and credit services fee revenue during fiscal 2015 compared to $9,287,000, or 25%, during fiscal 2014. The estimated fair value of liabilities under the CSO Program letters of credit, net of anticipated recoveries from customers, was $498,000, or 6.6% of the gross loan balance, at December 31, 2015 compared to $493,000, or 4.5% of the gross loan balance, at December 31, 2014, which is included as a component of the Company’s accrued liabilities. The Company’s loss reserve on consumer loans was $66,000, or 5.6% of the gross loan balance, at December 31, 2015 compared to $81,000, or 6.1% of the gross loan balance, at December 31, 2014.

Wholesale Scrap Jewelry Operations

Revenue from wholesale scrap jewelry operations decreased 34% to $32,055,000 during fiscal 2015 compared to $48,589,000 during fiscal 2014. Wholesale scrap jewelry revenue during fiscal 2015 consisted primarily of gold sales, of which approximately 24,100 ounces were sold at an average selling price of $1,145 per ounce compared to approximately 33,100 ounces of gold sold at an average selling price of $1,268 per ounce in the prior year. The scrap gross profit margin was 14% compared to the prior-year margin of 16%. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for fiscal 2015 compared to 2% in fiscal 2014. The Company’s exposure to gold price risk is described further in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Gold Price Risk.”

Combined Revenue Results

The decrease in year-over-year total revenue of 1% (increased 8% on a constant currency basis) reflected a 3% increase (14% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core wholesale scrap jewelry revenue and consumer loan fees. Same-store core revenue from retail sales and pawn fees increased 3% on a consolidated, constant currency basis from fiscal 2014 to fiscal 2015. Same-store core revenue in Latin America increased 8% (on a constant currency basis), offset by a decrease in same-store core revenue of 3% in the U.S. as compared to the prior year.

Store Operating Expenses

Store operating expenses increased by 4% (13% on a constant currency basis) to $207,572,000 during fiscal 2015 compared to $198,986,000 during fiscal 2014, primarily as a result of the 9% increase in the weighted-average store count offset by a 19% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses increased 2% on a constant currency basis, compared to the prior-year period.

The net store profit contribution for fiscal 2015 was $168,663,000, which equates to a store-level operating margin of 24% compared to $187,311,000 and 26% in the prior year, respectively. The decline in the store-level operating margin related primarily to a 41% decrease (67% on a constant currency basis) in net revenue from wholesale scrap jewelry and a 25% decrease (24% on a constant currency basis) in net revenue from payday lending.

As a result of the 23 consumer loan store closures during fiscal 2015 and the continued significant deterioration in payday lending market conditions, primarily due to increased regulatory pressure, the Company recognized non-recurring expenses related to the restructuring of the U.S. consumer loan operations of $965,000 during fiscal 2015. The majority of these non-recurring expenses are included in store operating expenses in the accompanying consolidated statements of income.

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

Administrative Expenses, Interest, Taxes and Income

Administrative expenses were flat at $54,758,000 during fiscal 2015 compared to $54,586,000 during fiscal 2014, primarily as a result of a 19% decline in the average value of the Mexican peso which reduced administrative expenses in Mexico, and reduced incentive compensation expense related to current year operating results, partially offset by a 9% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. As a percentage of revenue, administrative expenses were 8% during fiscal 2015 and 2014.

Interest expense increased to $16,887,000 during fiscal 2015 compared to $13,527,000 for fiscal 2014, primarily due to the issuance of the Company's 6.75% senior notes in March 2014 and, to a lesser extent, an increase in the amount outstanding on the Company’s 2015 Credit Facility, as defined below. See “—Liquidity and Capital Resources.”

For fiscal 2015 and 2014, the Company’s effective federal income tax rates were 30.8% and 27.0%, respectively. The Company recognized an estimated non-recurring income tax benefit of $5,841,000 during fiscal 2014 as a result of a change in its estimated U.S. federal liability associated with the 2013 termination of its election to include foreign subsidiaries in its consolidated U.S. federal income tax return. Excluding the non-recurring net benefits, the consolidated tax rate for fiscal 2014 was 32.0%.

Net income decreased 29% to $60,710,000 during fiscal 2015 compared to $85,166,000 during fiscal 2014. The decrease was primarily due to the non-cash goodwill impairment and other non-recurring charges related to the Company’s U.S. consumer loan operations, the weaker value of the Mexican peso versus the U.S. dollar, the continued declines in non-core jewelry scrapping and non-core payday lending operations and an increase in interest expense primarily due to the issuance of the Company’s 6.75% senior notes in March 2014. These decreases were partially offset by the continued growth in core pawn operations, a non-recurring tax benefit and a reduction in incentive compensation expense. Comprehensive income decreased 60% to $22,578,000 during fiscal 2015 compared to $56,649,000 during fiscal 2014, as a result of the translation of the Company’s net assets denominated in local currencies into U.S. dollars as of December 31, 2015.

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013.

The following table details the components of the Company’s revenue for the fiscal year ended December 31, 2014 as compared to the fiscal year ended December 31, 2013 (in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 4% from 12.8 to 1 during fiscal 2013 to 13.3 to 1 during fiscal 2014. The end-of-period value of the Mexican peso to the U.S. dollar decreased 12%, from 13.1 to 1 at December 31, 2013 to 14.7 to 1 at December 31, 2014. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior year, and net assets of Mexican operations as of year end translated into fewer U.S. dollars relative to the prior year end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico was exported and sold in U.S. dollars, which did not contribute to the Company’s peso-denominated revenue stream. For the year ended December 31, 2014, the Company’s Latin American revenues and net income would have been approximately $15,269,000 and $2,100,000 higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2013. See “—Non-GAAP Financial Information—Constant Currency Results” below.

				Constant Currency Basis
				Year Ended
				December 31,	Increase /
	Year Ended December 31,		Increase /	2014	(Decrease)
	2014	2013	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S. revenue:
Retail merchandise sales	$172,354	$139,469	24%	$172,354	24%
Pawn loan fees	89,952	79,398	13%	89,952	13%
Consumer loan and credit services fees	34,051	40,378	(16)%	34,051	(16)%
Wholesale scrap jewelry sales	28,243	38,617	(27)%	28,243	(27)%
	324,600	297,862	9%	324,600	9%
Latin America revenue:
Retail merchandise sales	255,828	227,718	12%	266,445	17%
Pawn loan fees	109,405	102,157	7%	113,946	12%
Consumer loan and credit services fees	2,698	3,403	(21)%	2,810	(17)%
Wholesale scrap jewelry sales	20,346	29,708	(32)%	20,346	(32)%
	388,277	362,986	7%	403,547	11%
Total revenue:
Retail merchandise sales	428,182	367,187	17%	438,799	20%
Pawn loan fees	199,357	181,555	10%	203,898	12%
Consumer loan and credit services fees	36,749	43,781	(16)%	36,861	(16)%
Wholesale scrap jewelry sales	48,589	68,325	(29)%	48,589	(29)%
	$712,877	$660,848	8%	$728,147	10%
U.S. revenue accounted for approximately 46% of the total revenue for fiscal 2014, while Latin America revenue accounted for approximately 54% of total revenue. On a constant currency basis, Latin America revenue accounted for approximately 55% of total revenue for fiscal 2014, while U.S. revenue accounted for approximately 45% of the total revenue.

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

				Constant Currency Basis
				Balance at
				December 31,	Increase /
	Balance at December 31,		Increase /	2014	(Decrease)
	2014	2013	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S.:
Pawn loans	$68,100	$65,716	4%	$68,100	4%
CSO credit extensions held by independent third-party (1)	10,421	12,240	(15)%	10,421	(15)%
Other consumer loans	790	832	(5)%	790	(5)%
Combined customer loans (2)	79,311	78,788	1%	79,311	1%
Latin America:
Pawn loans	50,436	49,518	2%	56,816	15%
Other consumer loans	451	618	(27)%	508	(18)%
Combined customer loans	50,887	50,136	1%	57,324	14%
Total:
Pawn loans	118,536	115,234	3%	124,916	8%
CSO credit extensions held by independent third-party (1)	10,421	12,240	(15)%	10,421	(15)%
Other consumer loans	1,241	1,450	(14)%	1,298	(10)%
Combined customer loans (2)	$130,198	$128,924	1%	$136,635	6%
Pawn inventories:
U.S.	$49,969	$40,910	22%	$49,969	22%
Latin America	41,119	36,883	11%	46,321	26%
Combined inventories	$91,088	$77,793	17%	$96,290	24%

(1)   CSO Program amounts outstanding are composed of the principal portion of active CSO Program extensions of credit by the Independent Lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

(2)
Combined customer loans is a non-GAAP measure as it includes CSO credit extensions held by the Independent Lender not included on the Company’s balance sheet. The Company believes this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. The Company also believes the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on the Company’s balance sheet since both credit services fee revenue and the corresponding loss provision are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

The following tables detail the composition of pawn collateral and the average outstanding pawn loan receivable as of December 31, 2014 as compared to December 31, 2013.

	Balance at December 31,
	2014	2013
Composition of pawn collateral:
U.S. pawn loans:
General merchandise	44%	40%
Jewelry	56%	60%
	100%	100%
Latin America pawn loans:
General merchandise	88%	87%
Jewelry	12%	13%
	100%	100%
Total pawn loans:
General merchandise	62%	61%
Jewelry	38%	39%
	100%	100%

				Constant Currency Basis
				Balance at
				December 31,	Increase /
	Balance at December 31,		Increase /	2014	(Decrease)
	2014	2013	(Decrease)	(Non-GAAP)	(Non-GAAP)
Average outstanding pawn loan amount:
U.S. pawn loans	$171	$171	—%	$171	—%
Latin America pawn loans	67	71	(6)%	75	6%
Total pawn loans	103	107	(4)%	108	1%

Retail Merchandise Sales Operations

Total retail merchandise sales increased 17% (20% on a constant currency basis) to $428,182,000 during fiscal 2014 compared to $367,187,000 for fiscal 2013. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increase in retail inventories. During fiscal 2014, the gross profit margin on retail merchandise sales was 39% compared to a margin of 40% on retail merchandise sales during fiscal 2013.

Pawn inventories increased from $77,793,000 at December 31, 2013 to $91,088,000 at December 31, 2014, largely as a result of the 10% increase in the weighted-average store count in fiscal 2014, which included certain acquired stores that carried significant levels of inventory and the maturation of existing stores. At December 31, 2014, the Company’s pawn inventories were composed of 30% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools, 7% sporting goods and 12% other. At December 31, 2013, the Company’s pawn inventories were composed of 34% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools, 2% sporting goods and 13% other. At December 31, 2014, 95% of total inventories had been held for one year or less, while 5% had been held for more than one year. At December 31, 2013, 97% of total inventories had been held for one year or less, while 3% had been held for more than one year. The increase in aged inventory (inventory held for more than one year) is primarily a result of recent acquisition activity. Excluding stores acquired during fiscal 2014, aged inventories represented 3% of total inventories at December 31, 2014.

Pawn Lending Operations

Pawn loan fees increased 10% (12% on a constant currency basis) to $199,357,000 during fiscal 2014 compared to $181,555,000 for fiscal 2013. The increase in pawn loan fees was consistent with the increase in total outstanding pawn receivables and an increase in the effective yield on pawn loans. Consolidated pawn receivables as of December 31, 2014 increased 3% (8% on a constant currency basis) compared to December 31, 2013, primarily from store additions, maturation of existing stores and a 1% increase in the average loan amount outstanding (constant currency basis). Consolidated same-store pawn receivables (on a constant currency basis) declined 1% in total, resulting from a 5% decline in the U.S. and a 4% increase in Latin America as of December 31, 2014 compared to December 31, 2013. The consolidated annualized yield on pawn loans was 164% in fiscal 2014 compared to 163% in the prior year.

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

Combined Revenue Results

The increase in year-over-year total revenue of 8% (10% on a constant currency basis) reflected a 14% increase (17% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core wholesale scrap jewelry revenue and consumer loan fees. Same-store core revenue from retail sales and pawn fees increased 2% on a consolidated, constant currency basis from fiscal 2013 to fiscal 2014. Same-store core revenue in Latin America increased 4% (on a constant currency basis), offset by a decrease in same-store core revenue of 3% in the U.S. as compared to the prior year.

Store Operating Expenses

Store operating expenses increased by 10% (12% on a constant currency basis) to $198,986,000 during fiscal 2014 compared to $181,321,000 during fiscal 2013, primarily as a result of a 10% increase in the weighted-average store count, which included a number of large, mature stores added through acquisitions, partially offset by a decline in same-store operating expenses, which decreased 5% on a constant currency basis compared to the prior-year period, and a 4% decline in the average value of the Mexican peso.

The net store profit contribution from continuing operations for fiscal 2014 was $187,311,000, which equates to a store-level operating margin of 26% compared to $175,573,000 and 27% in the prior year, respectively. The decline in the store-level operating margin related primarily to a 23% decrease (30% on a constant currency basis) in net revenue from wholesale scrap jewelry and a 15% decrease (on a reported and a constant currency basis) in net revenue from payday lending.

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

Income from continuing operations increased 1% to $85,438,000 during fiscal 2014 compared to $84,479,000 during fiscal 2013, primarily as a result of increased income from operations and a lower effective tax rate which was largely offset by increased interest expense associated with the $200,000,000 offering of 6.75% senior notes in March 2014. Net income was $85,166,000 during fiscal 2014 compared to $83,846,000 during fiscal 2013, which included the results of discontinued operations. Comprehensive income decreased 28% to $56,649,000 during fiscal 2014 compared to $79,025,000 during fiscal 2013, as a result of the translation of the Company’s net assets denominated in local currencies into U.S. dollars as of December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, the Company’s primary sources of liquidity were $86,954,000 in cash and cash equivalents, $162,000,000 of available and unused funds under the Company's long-term lines of credit with its commercial lenders, $135,125,000 in customer loans and pawn loan fees and service charges receivable and $93,458,000 in inventories. As of December 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $77,067,000, which is primarily held in Mexican pesos. The Company had working capital of $279,259,000 as of December 31, 2015 and total equity exceeded liabilities by a ratio of 1.3 to 1.

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2015 Credit Facility. The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of adjusted net income.

During the period from January 1, 2015 through October 29, 2015, the Company maintained a revolving line of credit agreement with a group of U.S. based commercial lenders (the “2014 Credit Facility”) in the amount of $160,000,000, which was scheduled to mature in February 2019. The 2014 Credit Facility charged interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

On October 30, 2015, the Company entered into an agreement to amend and extend the 2014 Credit Facility (as amended, the “2015 Credit Facility”). The total lender commitment under the 2015 Credit Facility was increased from $160,000,000 to $210,000,000 and the number of participating lenders increased from four to five. Additionally, the term of the 2015 Credit Facility was extended through October 2020. At December 31, 2015, the Company had $58,000,000 outstanding under the 2015 Credit Facility and $152,000,000 was available for borrowings. The 2015 Credit Facility continues to bear interest, at the Company’s option, at either (i) the prevailing LIBOR (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The 2015 Credit Facility establishes a minimum LIBOR rate of 0%. The weighted-average interest rate on amounts outstanding under the 2015 Credit Facility at December 31, 2015 was 2.83% based on the prevailing 30-day LIBOR rate. The 2015 Credit Facility requires the Company to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2015 Credit Facility commitment. The 2015 Credit Facility limits the Company’s ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2015 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2015 Credit Facility is unsecured except for the pledge of 65% of the voting equity interests of the Company’s foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2015 Credit Facility is guaranteed by the Company’s material U.S. operating subsidiaries. The 2015 Credit Facility reduced the threshold percentage of domestic operations represented by domestic guarantors from 90% to 85% of total domestic revenues and assets, and the Company added two additional domestic operating subsidiaries as guarantors of the 2015 Credit Facility. The 2015 Credit Facility eliminated an adjustment for deferred tax effects from the fixed charge covenant calculation. The Company was in compliance with the requirements and covenants of the 2015 Credit Facility as of December 31, 2015, and it believes it has the capacity to borrow the full amount available under the 2015 Credit Facility under the most restrictive covenant. During fiscal 2015, the Company had net proceeds of $35,600,000 from borrowings pursuant to the 2015 Credit Facility.
On March 9, 2015, the Company entered into an agreement with a bank in Mexico to establish a revolving credit facility (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At December 31, 2015, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses, administrative expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its credit facilities, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Item 1—Business-Governmental Regulation.”

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollar amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flow provided by operating activities	$92,749	$97,679	$106,718
Cash flow used in investing activities	$(71,676)	$(85,366)	$(140,726)
Cash flow provided by (used in) financing activities	$9,127	$(9,098)	$54,644

	Balance at December 31,
	2015	2014	2013
Working capital (1)	$279,259	$258,194	$236,417
Current ratio (1)	7.05x	7.07x	5.85x
Liabilities to equity (1)	75%	65%	61%
Inventory turns	3.4x	3.6x	3.6x

(1)	Prior year amounts have been revised or reclassified. See Note 2 of Notes to Consolidated Financial Statements for further information.

Net cash provided by operating activities decreased $4,930,000, or 5%, from $97,679,000 for fiscal 2014 to $92,749,000 for fiscal 2015, due primarily to a decrease in net income of $24,456,000 partially offset by the $7,913,000 non-cash goodwill impairment charge and other net changes in certain operating assets and liabilities (as noted in the statements of cash flows).

Net cash used in investing activities decreased $13,690,000, or 16%, from $85,366,000 during fiscal 2014 to $71,676,000 during fiscal 2015. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $46,887,000 in cash related to acquisitions during fiscal 2015 compared to $58,942,000 in fiscal 2014. The Company funded $3,716,000 of loans in fiscal 2015 compared to $2,470,000 of loans in fiscal 2014.

Net cash provided by financing activities increased $18,225,000, or 200%, from net cash used in financing activities of $9,098,000 for fiscal 2014 to net cash provided by financing activities of $9,127,000 for fiscal 2015. Net payments on the Company’s credit facilities were $159,600,000 during fiscal 2014 compared to net proceeds of $35,600,000 during fiscal 2015. The Company also paid $407,000 and $1,410,000 of debt issuance costs related to the Company’s credit facilities during fiscal 2015 and 2014, respectively. The Company received proceeds from the offering of the Notes of $200,000,000 and paid $5,200,000 of related debt issuance costs during fiscal 2014. The Company repurchased shares of its common stock ($39,974,000 during fiscal 2015 compared to $43,947,000 during fiscal 2014), and realized proceeds from the exercise of stock options and the related tax benefit of $15,021,000 during fiscal 2015 compared to $9,411,000 during fiscal 2014. During fiscal 2015, the Company paid the statutory minimum withholding taxes on the net share settlement of certain stock options exercised in the amount of $1,113,000.

During fiscal 2015, the Company opened 38 new pawn stores in Mexico, acquired 33 pawn stores in the U.S. and acquired 32 pawn stores in Guatemala. The purchase price of the 2015 acquisitions, net of cash acquired, was $46,037,000 and was composed of $45,462,000 in cash paid during fiscal 2015 and an additional $575,000 payable on or before June 2016. During fiscal 2015, the Company paid $1,425,000 of amounts payable related to prior-year acquisitions. The Company funded $21,073,000 in capital expenditures, primarily for new stores, during fiscal 2015 and could fund capital expenditures at a similar rate in 2016. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2015 included net cash flow from operating activities of $92,749,000 for fiscal 2015.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2016, the Company expects to add approximately 210 to 225 stores of which at least 190 additions have already or are expected to occur in the first quarter. Management believes cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for 2016.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company acquired 166 stores in Mexico in January 2016 and 13 stores in El Salvador in February 2016 for a combined purchase price of approximately $34,555,000, net of cash acquired and before certain post-closing adjustments. In addition, the Company assumed approximately $7,000,000 in net debt from these acquisitions and the entire balance was paid-off in January 2016. The all-cash transaction was funded entirely with Mexican pesos generated from operations in Mexico. The Company currently has no other contractual commitments for materially significant future acquisitions or other capital commitments. The Company will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

In January 2016, the Company’s Board of Directors approved the initiation of a cash dividend payment at an annual rate of $0.50 per share to be paid quarterly. The first quarterly dividend payment is expected to be paid on March 15, 2016 to shareholders of record as of March 1, 2016. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During fiscal 2015, the Company repurchased 852,000 shares of its common stock at an aggregate cost of $39,974,000 at an average price of $46.94 per share and 1,148,000 shares remain available for repurchase under the repurchase program. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

Non-GAAP Financial Information

The Company uses certain financial calculations such as adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items that the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in SEC rules. The Company uses these financial calculations in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies.

Adjusted Net Income and Adjusted Net Income Per Share

Management believes the presentation of adjusted net income and adjusted net income per share (“Adjusted Income Measures”) provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current periods presented with the prior periods presented.

The following table provides a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (unaudited, in thousands, except per share data):

	Year Ended December 31,
	2015		2014		2013
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$60,710	$2.14	$85,166	$2.93	$83,846	$2.84
Adjustments, net of tax:
Non-recurring restructuring expenses related to U.S. consumer loan operations	5,784	0.21	—	—	—	—
Non-recurring store acquisition expenses	1,989	0.07	679	0.02	1,645	0.06
Non-recurring tax benefit	—	—	(5,841)	(0.20)	(3,979)	(0.14)
Adjusted net income	$68,483	$2.42	$80,004	$2.75	$81,512	$2.76

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above (unaudited, in thousands):

	Year Ended December 31,
	2015			2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Non-recurring restructuring expenses related to U.S. consumer loan operations	$8,878	$3,094	$5,784	$—	$—	$—	$—	$—	$—
Non-recurring store acquisition expenses	2,875	886	1,989	998	319	679	2,350	705	1,645
Non-recurring tax benefit	—	—	—	—	5,841	(5,841)	—	3,979	(3,979)
Total adjustments	$11,753	$3,980	$7,773	$998	$6,160	$(5,162)	$2,350	$4,684	$(2,334)

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

	Year Ended December 31,
	2015	2014	2013
Net income	$60,710	$85,166	$83,846
Income taxes	26,971	31,542	35,713
Depreciation and amortization (1)	17,446	17,476	15,361
Interest expense	16,887	13,527	3,492
Interest income	(1,566)	(682)	(322)
EBITDA	120,448	147,029	138,090
Adjustments:
Non-recurring restructuring expenses related to U.S. consumer loan operations	8,878	—	—
Non-recurring store acquisition expenses	2,875	998	2,350
Adjusted EBITDA	$132,201	$148,027	$140,440

Adjusted EBITDA margin calculated as follows:
Total revenue	$704,602	$712,877	$660,848
Adjusted EBITDA	$132,201	$148,027	$140,440
Adjusted EBITDA as a percentage of revenue	19%	21%	21%

Leverage ratio (indebtedness divided by adjusted EBITDA):
Indebtedness	$258,000	$222,400	$190,352
Adjusted EBITDA	$132,201	$148,027	$140,440
Leverage ratio	2.0:1	1.5:1	1.4:1

(1)	For fiscal 2015, excludes $493,000 of depreciation and amortization, which is included in the non-recurring restructuring expenses related to U.S. consumer loan operations.

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from operating activities reduced by purchases of property and equipment and net cash outflow from loan receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for cash flow from operating activities, including discontinued operations, or other income statement data prepared in accordance with GAAP. The following table reconciles “net cash flow from operating activities” to “free cash flow” (unaudited, in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities	$92,749	$97,679	$106,718
Cash flow from investing activities:
Loan receivables	(3,716)	(2,470)	(411)
Purchases of property and equipment	(21,073)	(23,954)	(26,672)
Free cash flow	$67,960	$71,255	$79,635

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance. The Company’s management uses constant currency results to evaluate operating results of business operations in Latin America, which are primarily transacted in local currencies. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. As the Company acquired its first stores in Guatemala on December 31, 2015, there are no prior year comparisons and the assets and liabilities acquired were translated at an exchange rate of 7.6 Guatemalan quetzales / U.S. dollar. The following table provides exchange rates for the Mexican peso for the current and prior year periods (unaudited):

	2015		2014		2013
Mexican peso / U.S. dollar exchange rate:	Rate	% Change Over Prior Year Period	Rate	% Change Over Prior Year Period	Rate
Quarter Ended March 31:
End-of-period	15.2	(16)%	13.1	(6)%	12.4
Three months ended	14.9	(13)%	13.2	(4)%	12.7
Quarter Ended June 30:
End-of-period	15.6	(20)%	13.0	—%	13.0
Three months ended	15.3	(18)%	13.0	(4)%	12.5
Quarter Ended September 30:
End-of-period	17.0	(26)%	13.5	(3)%	13.1
Three months ended	16.4	(25)%	13.1	(2)%	12.9
Quarter Ended December 31:
End-of-period	17.2	(17)%	14.7	(12)%	13.1
Three months ended	16.7	(21)%	13.8	(6)%	13.0
Fiscal Year:
End-of-period	17.2	(17)%	14.7	(12)%	13.1
Twelve months ended	15.8	(19)%	13.3	(4)%	12.8

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2015 is as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$145,168	$42,641	$59,505	$28,243	$14,779
Revolving credit facilities (1)	58,000	—	—	58,000	—
Senior unsecured notes	200,000	—	—	—	200,000
Interest on senior unsecured notes	74,250	13,500	27,000	27,000	6,750
Employment contracts	8,767	2,194	3,473	1,510	1,590
Consulting contract with former officer and director of the Company	700	700	—	—	—
Total	$486,885	$59,035	$89,978	$114,753	$223,119

(1)	Excludes interest obligations under the Company's revolving credit facilities. See Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company offers a fee-based credit services organization program to assist consumers in Texas markets in obtaining extensions of credit. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. When a consumer executes a credit services agreement with the Company, the customer agrees to pay a fee to the Company if the Independent Lender approves the extension of credit, and the Company agrees to guarantee the customer’s obligation to repay the extension of credit received by the customer from the Independent Lender if the customer fails to do so.

For extension of credit products originated by the Independent Lender, the Independent Lender is responsible for evaluating each of its customers’ applications, determining whether to approve an extension of credit based on an application and determining the amount of the extension of credit. The Company is not involved in the Independent Lender’s extension of credit approval processes or in determining the lender’s approval procedures or criteria. At December 31, 2015, the outstanding amount of active extensions of credit originated and held by the Independent Lender was $7,503,000.

Since the Company may not be successful in collection of delinquent accounts under the CSO Program, the Company’s consumer loan loss provision includes amounts estimated to be adequate to absorb credit losses from extensions of credit in the aggregate consumer loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Estimated losses of $498,000 on portfolios owned by the Independent Lender are included in “accrued liabilities” in the consolidated balance sheet as of December 31, 2015. The Company believes this amount is adequate to absorb credit losses from extensions of credit expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe inflation has had a material effect on the volume of customer loans originated, merchandise sales, or results of operations.

Seasonality

The Company’s business is subject to seasonal variations. Therefore, operating results for each quarter and year-to-date period are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of retail merchandise sales are gold jewelry as are most of the wholesale scrap jewelry sales. At December 31, 2015, the Company held approximately $28,972,000 in jewelry inventories, representing 31% of total inventory. In addition, approximately $43,512,000, or 37%, of total pawn loans were collateralized by jewelry, which was primarily gold. Of the Company’s total retail merchandise revenue during fiscal 2015, approximately $80,873,000, or 18%, was gold jewelry sales. Net revenue (gross profit) from jewelry sales in fiscal 2015 was $34,776,000, of which a substantial majority was gold. During fiscal 2015, the average market price of gold declined by 8%, from $1,266 to $1,160 per ounce. The impact of this decline on operating results for fiscal 2015 is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations.” A further significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company’s subsidiaries in Mexico and Guatemala are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity under the caption, “currency translation adjustment.” Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company’s income statement as incurred.

Latin America revenues and cost of revenues account for 52% and 55%, respectively of consolidated amounts for the year ended December 31, 2015. The majority of Latin America revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and the Company therefore has foreign currency risk related to these currencies, which are primarily the Mexican peso and to a much lesser extent, the Guatemalan quetzal.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America operations as expressed in U.S. dollars. For the year ended December 31, 2015, the Company’s Latin America revenues and net income would have been approximately $68,106,000 and $9,500,000 higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2014.

The Company does not use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2015 was 15.8 to 1, compared to 13.3 to 1 in fiscal 2014 and 12.8 to 1 in fiscal 2013. In fiscal 2016, through February 12, 2016, the average exchange rate was 18.1 to 1, which equates to a 15% decline as compared to the average value for fiscal 2015 of 15.8 to 1.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term lines of credit. At December 31, 2015, the Company had $58,000,000 outstanding under its revolving lines of credit. The revolving lines of credit are generally priced with a variable rate based on the 30-day LIBOR plus a fixed spread. Based on the average outstanding indebtedness during fiscal 2015, a 1% (100 basis points) increase in interest rates would have increased the Company’s interest expense by approximately $490,000 for fiscal 2015.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2015, the fair value of the Company’s fixed rate debt was $199,000,000 and the carrying value of the Company’s fixed rate debt was $200,000,000. The fair value estimate of the Company’s fixed rate debt was estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. As the Company expects to hold its fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (1) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (2) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2015, has been audited by Hein & Associates LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and their report is included below.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited First Cash Financial Services, Inc. and subsidiaries’ (collectively the “Company”) internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. First Cash Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Cash Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years ended December 31, 2015, and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Hein & Associates LLP
Dallas, Texas
February 17, 2016

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Stockholders to be held on or about June 7, 2016 (the “2016 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” of the 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratify the Selection of Hein & Associates LLP as the Independent Registered Public Accounting Firm of the Company for the Year Ending December 31, 2016” of the 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and BOKF, NA, dba Bank of Texas (including the form of Note attached as an exhibit thereto)	8-K	0-19133	4.1	03/25/2014
10.1	First Cash Financial Services, Inc. 1999 Stock Option Plan *	S-3	333-71077	10.63	01/25/1999
10.2	Executive Incentive Compensation Plan *	DEF 14A	0-19133	A	04/30/2003
10.3	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/29/2004
10.4	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.5	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333- 106881	4(g)	05/31/2012
10.6	Credit Agreement, dated February 5, 2014, among First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Hereto, the Lenders Party Hereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	02/07/2014
10.7	First Amendment to Credit Agreement, dated October 30, 2015, between First Cash Financial Services, Inc. and Wells Fargo Bank, N.A., Texas Capital Bank, N.A., BOFK, N.A., Amegy Bank, N.A. and LegacyTexas Bank	8-K	0-19133	10.1	11/03/2015
14.1	Amended and Restated Code of Ethics	10-K	0-19133	14.1	03/15/2010
21.1	Subsidiaries					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Annual Report on Form 10-K for fiscal 2015, filed with the SEC on February 17, 2016, is formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, and (vi) Notes to Consolidated Financial Statements.
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

Dated: February 17, 2016	FIRST CASH FINANCIAL SERVICES, INC.
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

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	February 17, 2016

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2016

/s/ GABRIEL GUERRA CASTELLANOS Gabriel Guerra Castellanos	Director	February 17, 2016

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 17, 2016

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Cash Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc., and subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Cash Financial Services, Inc., and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Cash Financial Services, Inc.’s, and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 17, 2016 expressed an unqualified opinion on the effectiveness of First Cash Financial Services, Inc.’s internal control over financial reporting.

/s/ Hein & Associates LLP
Dallas, Texas
February 17, 2016

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$86,954	$67,992
Pawn loan fees and service charges receivable	16,406	16,926
Pawn loans	117,601	118,536
Consumer loans, net	1,118	1,241
Inventories	93,458	91,088
Prepaid expenses and other current assets	9,897	4,970
Total current assets	325,434	300,753

Property and equipment, net	112,447	113,750
Goodwill	295,609	276,882
Other non-current assets	14,210	16,168
Deferred tax assets	9,321	9,070
Total assets	$757,021	$716,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$42,252	$42,559
Income taxes payable	3,923	—
Total current liabilities	46,175	42,559

Revolving unsecured credit facilities	58,000	22,400
Senior unsecured notes	200,000	200,000
Deferred tax liabilities	21,464	17,223
Total liabilities	325,639	282,182

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock; $0.01 par value; 10,000 shares authorized; no shares issued or
outstanding	—	—
Common stock; $0.01 par value; 90,000 shares authorized;
40,288 and 39,708 shares issued, respectively;
28,236 and 28,508 shares outstanding, respectively	403	397
Additional paid-in capital	202,393	188,062
Retained earnings	643,604	582,894
Accumulated other comprehensive loss from cumulative foreign
currency translation adjustments	(78,410)	(40,278)
Common stock held in treasury, 12,052 and 11,200 shares at cost, respectively	(336,608)	(296,634)
Total stockholders’ equity	431,382	434,441
Total liabilities and stockholders’ equity	$757,021	$716,623

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Retail merchandise sales	$449,296	$428,182	$367,187
Pawn loan fees	195,448	199,357	181,555
Consumer loan and credit services fees	27,803	36,749	43,781
Wholesale scrap jewelry revenue	32,055	48,589	68,325
Total revenue	704,602	712,877	660,848

Cost of revenue:
Cost of retail merchandise sold	278,631	261,673	221,361
Consumer loan and credit services loss provision	7,159	9,287	11,368
Cost of wholesale scrap jewelry sold	27,628	41,044	58,545
Total cost of revenue	313,418	312,004	291,274

Net revenue	391,184	400,873	369,574

Expenses and other income:
Store operating expenses	207,572	198,986	181,321
Administrative expenses	54,758	54,586	49,530
Depreciation and amortization	17,939	17,476	15,361
Goodwill impairment - U.S. consumer loan operations	7,913	—	—
Interest expense	16,887	13,527	3,492
Interest income	(1,566)	(682)	(322)
Total expenses and other income	303,503	283,893	249,382

Income from continuing operations before income taxes	87,681	116,980	120,192

Provision for income taxes	26,971	31,542	35,713

Income from continuing operations	60,710	85,438	84,479

Loss from discontinued operations, net of tax	—	(272)	(633)
Net income	$60,710	$85,166	$83,846

Basic income per share:
Income from continuing operations	$2.16	$2.98	$2.91
Loss from discontinued operations	—	(0.01)	(0.02)
Net income per basic share	$2.16	$2.97	$2.89

Diluted income per share:
Income from continuing operations	$2.14	$2.94	$2.86
Loss from discontinued operations	—	(0.01)	(0.02)
Net income per diluted share	$2.14	$2.93	$2.84

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$60,710	$85,166	$83,846
Other comprehensive income (loss):
Currency translation adjustment, gross	(38,132)	(28,517)	(1,374)
Tax (expense) benefit	—	—	(3,447)
Comprehensive income	$22,578	$56,649	$79,025

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(40,278)	11,200	$(296,634)	$434,441
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options, net of 80 shares net-settled	—	—	575	6	8,776	—	—	—	—	8,782
Income tax benefit from exercise of stock options	—	—	—	—	5,126	—	—	—	—	5,126
Share-based compensation expense	—	—	—	—	429	—	—	—	—	429
Net income	—	—	—	—	—	60,710	—	—	—	60,710
Currency translation adjustment	—	—	—	—	—	—	(38,132)	—	—	(38,132)
Repurchases of treasury stock	—	—	—	—	—	—	—	852	(39,974)	(39,974)
Balance at 12/31/2015	—	$—	40,288	$403	$202,393	$643,604	$(78,410)	12,052	$(336,608)	$431,382

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2013	—	$—	39,377	$394	$176,675	$497,728	$(11,761)	10,429	$(252,687)	$410,349
Shares issued under share-based com-pensation plan	—	—	37	—	—	—	—	—	—	—
Exercise of stock options	—	—	294	3	5,267	—	—	—	—	5,270
Income tax benefit from exercise of stock options	—	—	—	—	4,141	—	—	—	—	4,141
Share-based compensation expense	—	—	—	—	1,979	—	—	—	—	1,979
Net income	—	—	—	—	—	85,166	—	—	—	85,166
Currency translation adjustment	—	—	—	—	—	—	(28,517)	—	—	(28,517)
Repurchases of treasury stock	—	—	—	—	—	—	—	771	(43,947)	(43,947)
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(40,278)	11,200	$(296,634)	$434,441

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2012	—	$—	38,796	$388	$159,081	$413,882	$(6,940)	9,700	$(213,995)	$352,416
Shares issued under share-based com-pensation plan	—	—	8	—	—	—	—	—	—	—
Exercise of stock options	—	—	573	6	9,236	—	—	—	—	9,242
Income tax benefit from exercise of stock options	—	—	—	—	7,805	—	—	—	—	7,805
Share-based compensation expense	—	—	—	—	553	—	—	—	—	553
Net income	—	—	—	—	—	83,846	—	—	—	83,846
Currency translation adjustment, net of tax	—	—	—	—	—	—	(4,821)	—	—	(4,821)
Repurchases of treasury stock	—	—	—	—	—	—	—	729	(38,692)	(38,692)
Balance at 12/31/2013	—	$—	39,377	$394	$176,675	$497,728	$(11,761)	10,429	$(252,687)	$410,349

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities:
Net income	$60,710	$85,166	$83,846
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	761	916	1,033
Share-based compensation expense	429	1,979	553
Depreciation and amortization expense	17,939	17,476	15,361
Amortization of debt issuance costs	943	902	—
Impairment of goodwill - U.S. consumer loan operations	7,913	—	—
Deferred income taxes	(430)	1,128	(7,928)
Loss on disposition of consumer loan stores	—	—	1,298
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(100)	(116)	(1,371)
Merchandise inventories	(1,404)	(1,364)	(1,200)
Prepaid expenses and other assets	490	(1,645)	2,030
Accounts payable and accrued expenses	4,350	1,272	5,586
Income taxes payable	1,148	(8,035)	7,510
Net cash flow provided by operating activities	92,749	97,679	106,718
Cash flow from investing activities:
Loan receivables, net of cash repayments	(3,716)	(2,470)	(411)
Purchases of property and equipment	(21,073)	(23,954)	(26,672)
Acquisitions of pawn stores, net of cash acquired	(46,887)	(58,942)	(113,643)
Net cash flow used in investing activities	(71,676)	(85,366)	(140,726)
Cash flow from financing activities:
Borrowings from revolving credit facilities	120,000	50,000	152,500
Repayments of revolving credit facilities	(84,400)	(209,600)	(73,000)
Repayments of notes payable	—	(8,352)	(3,211)
Issuance of senior unsecured notes	—	200,000	—
Debt issuance costs paid	(407)	(6,610)	—
Purchases of treasury stock	(39,974)	(43,947)	(38,692)
Proceeds from exercise of share-based compensation awards	9,895	5,270	9,242
Income tax benefit from exercise of stock options	5,126	4,141	7,805
Payment of minimum withholding taxes on net share settlement of stock options exercised	(1,113)	—	—
Net cash flow provided by (used in) financing activities	9,127	(9,098)	54,644
Effect of exchange rates on cash	(11,238)	(5,866)	(278)
Change in cash and cash equivalents	18,962	(2,651)	20,358
Cash and cash equivalents at beginning of the year	67,992	70,643	50,285
Cash and cash equivalents at end of the year	$86,954	$67,992	$70,643

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,464	$10,294	$3,477
Income taxes	21,579	32,860	27,111

Supplemental disclosure of non-cash investing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$186,389	$177,519	$147,976

Supplemental disclosure of non-cash financing activity:
Notes and other amounts payable in connection with pawn acquisitions	$575	$1,425	$2,008

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

First Cash Financial Services, Inc., (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. In addition to making short-term secured pawn loans, certain of the Company’s pawn stores offer short-term consumer loans and credit services. The Company also operates consumer loan stores that provide consumer loans, credit services and check cashing services. As of December 31, 2015, the Company owned and operated 1,005 pawn stores and 70 consumer loan stores in 14 U.S. states, 29 states in Mexico and Guatemala.

The Company manages its pawn and consumer loan operations under three operating segments: U.S. pawn operations, U.S. consumer loan operations and Latin America pawn and consumer loan operations. The three operating segments have been aggregated into one reportable segment because they have similar economic characteristics and similar long-term financial performance metrics. Additionally, all three segments offer similar and overlapping products and services to a similar customer demographic and are supported by a single, centralized administrative support platform.

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

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $77,067,000.

Customer loans and revenue recognition - Pawn loans typically have a term of 30 days and are secured by the customer’s pledge of tangible personal property. If a pawn loan defaults, the Company relies on the sale of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. The customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawns and through purchases of used goods directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

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

Under the CSO Program, the Company issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fee, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The allowances for credit losses and the estimated fair value of the liability under the letters of credit are periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Changes in the liability for credit services losses are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$493	$580	$669
Provision for credit losses under letters of credit	6,351	8,080	9,899
Amounts paid to Independent Lender under letters of credit, net of recoveries from customers	(6,346)	(8,167)	(9,988)
Balance at end of year	$498	$493	$580

Foreign currency transactions - The Company has significant operations in Mexico, and Guatemala to a lesser extent, where the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the respective fiscal period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico and Guatemala are included in store operating expenses. Deferred taxes are not currently provided on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries.

The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2015 was 15.8 to 1, compared to 13.3 to 1 in fiscal 2014 and 12.8 to 1 in fiscal 2013. In fiscal 2016, through February 12, 2016, the average exchange rate was 18.1 to 1, which equates to a 15% decline as compared to the average value for fiscal 2015 of 15.8 to 1.

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

Inventories - Inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market value and, accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn operations, U.S. consumer loan operations and Latin America pawn and consumer loan operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology. As described in Note 13, the Company recorded a goodwill impairment charge related to its U.S. consumer loan operations reporting unit of $7,913,000 in fiscal 2015.

Long-lived assets - Property and equipment and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any material impairment loss for the fiscal years ended December 31, 2015, 2014 and 2013.

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

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense from continuing operations for the fiscal years ended December 31, 2015, 2014 and 2013, was $679,000, $1,328,000, and $2,244,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$60,710	$85,438	$84,479
Loss from discontinued operations	—	(272)	(633)
Net income for calculating basic and diluted earnings per share	$60,710	$85,166	$83,846

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,138	28,671	29,079
Effect of dilutive securities:
Stock options and nonvested awards	188	399	495
Weighted-average common shares for calculating diluted earnings per share	28,326	29,070	29,574

Basic earnings per share:
Income from continuing operations	$2.16	$2.98	$2.91
Loss from discontinued operations	—	(0.01)	(0.02)
Net income per basic share	$2.16	$2.97	$2.89

Diluted earnings per share:
Income from continuing operations	$2.14	$2.94	$2.86
Loss from discontinued operations	—	(0.01)	(0.02)
Net income per diluted share	$2.14	$2.93	$2.84

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

Revisions and reclassifications - Certain amounts for the years ended December 31, 2014 and 2013 have been reclassified in order to conform to the 2015 presentation. See “—Recent accounting pronouncements” below regarding the impact of the Company’s adoption of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) on the classification of deferred tax assets and liabilities in the Company’s consolidated balance sheets. Also, see Note 18 for a discussion of reclassifications made to the condensed consolidating guarantor financial statements.

The Company revised certain previously reported amounts for the years ended December 31, 2014 and 2013 for the correction of prior period errors. ASC 740 “Income Taxes,” provides an exception to recording deferred tax attributes associated with foreign currency translation adjustments, which are recorded in comprehensive income. In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. The Company had incorrectly recorded a deferred tax asset on these accumulated foreign currency translation adjustments in prior periods. The correction of the error resulted in a reduction in comprehensive income of $10,100,000 and $4,010,000 for the years ended December 31, 2014 and 2013, respectively, and a $14,110,000 reduction of deferred tax assets as of December 31, 2014 but had no impact on the Company’s consolidated statements of income or cash flows. In addition, see Note 18 for a description of revisions made to the condensed consolidating guarantor financial statements. The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any previously issued financial statements or the full year results for fiscal 2015.

Recent accounting pronouncements - In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). ASU 2014-08 requires a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale to be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures, however, it may impact the reporting of future discontinued operations if and when they occur.

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

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-15, which clarified the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company’s results of operations, however, it will impact future balance sheet presentation and financial statement disclosures related to the Company’s debt issuance costs, upon adoption.

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

In November 2015, the Financial Accounting Standards Board issued ASU 2015-17. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. ASU 2015-17 may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company adopted ASU 2015-17 as of December 31, 2015, retrospectively. After the impact of the revision to deferred tax assets described in “Revisions and reclassifications” above, the adoption of ASU 2015-17 resulted in a $7,122,000 decrease in current deferred tax assets, a $9,070,000 increase in non-current deferred tax assets and a $1,948,000 increase in non-current deferred tax liabilities in the Company’s consolidated balance sheet at December 31, 2014. The adoption of ASU 2015-17 did not have an effect on the Company’s results of operations.

NOTE 3 - CAPITAL STOCK

In January 2013, the Company's Board of Directors authorized a repurchase program for up to 1,500,000 shares of the Company's outstanding common stock. The Company completed the 1,500,000 share repurchase program on August 21, 2014, with a total of 729,000 shares of its common stock repurchased during fiscal 2013 and 771,000 shares repurchased during fiscal 2014. The total shares repurchased were at an average price of $55.09 per share.

In January 2015, the Company’s Board of Directors authorized a new repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Board of Directors made this determination after considering the Company's liquidity needs and capital resources as well as the estimated current value of the Company's assets. During fiscal 2015, the Company repurchased 852,000 shares of its common stock at an aggregate cost of $39,974,000 at an average price of $46.94 per share and 1,148,000 shares remain available for repurchase under the repurchase program. Under its new share repurchase program, the Company can purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time.

NOTE 4 - ACQUISITIONS

2015 Acquisitions
The Company completed acquisitions during fiscal 2015 as described below consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consist largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

On December 31, 2015, the Company acquired the stock of Maxi Prenda Guatemala, S.A., the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 32 full-service pawn stores located in Guatemala (the “Latin America Acquisition”). The purchase price for the all-cash transaction was $10,445,000, net of cash acquired and subject to certain post-closing adjustments. The estimated fair values of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. As this acquisition was completed on December 31, 2015, there was no impact on the Company’s consolidated statements of income. This was the first step in a multi-stage acquisition which was completed in February 2016 and is further described in Note 19.

During fiscal 2015, 33 pawn stores located in six U.S. states were acquired by the Company in seven separate asset purchase transactions (“U.S. Acquisitions”) for an aggregate purchase price of $35,592,000, net of cash acquired, and was composed of $35,017,000 in cash paid during fiscal 2015 and payables to the sellers of $575,000. During fiscal 2015, the Company also paid $1,425,000 of purchase price amounts payable related to prior-year acquisitions.

The preliminary allocations of the purchase prices for the Company’s acquisitions during 2015 (the “2015 acquisitions”) are as follows (in thousands):

	U.S. Acquisitions	Latin America Acquisition	Total
Pawn loans	$4,159	$2,686	$6,845
Pawn loan fees and service charges receivable	270	268	538
Inventory	2,991	929	3,920
Other current assets	17	2,634	2,651
Property and equipment	345	1,271	1,616
Goodwill (1)	27,654	3,039	30,693
Intangible assets (2)	553	105	658
Other non-current assets	7	78	85
Deferred tax assets	—	272	272
Current liabilities	(404)	(837)	(1,241)
Purchase price	$35,592	$10,445	$46,037

(1)
Substantially all of the goodwill for the U.S. Acquisitions is expected to be deductible for U.S. income tax purposes. However, the goodwill for the Latin America Acquisition is not expected to be deductible for Guatemalan income tax purposes.

(2)
Intangible assets primarily consist of customer relationships, which are included in other non-current assets in the accompanying consolidated balance sheets. Customer relationships are generally amortized over five years.

During fiscal 2015, revenue from the 2015 acquisitions since the respective acquisition dates was $11,194,000. During fiscal 2015, the net loss from the 2015 acquisitions since the acquisition dates (including acquisition and integration costs) was $964,000. Combined transaction and integration costs related to the 2015 acquisitions were approximately $2,875,000, which are primarily included in administrative expenses in the accompanying consolidated statements of income.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if all the above acquisitions had occurred on January 1, 2014. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition occurred on the date indicated or what may result in the future (in thousands, except per share data):

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$704,602	$732,097	$712,877	$751,873
Net income	60,710	62,692	85,166	88,647

Net income per share:
Basic	$2.16	$2.23	$2.97	$3.09
Diluted	2.14	2.21	2.93	3.05

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

In October 2014, the Company acquired from Windmill Acquisition Group, LLC, PHC Holding Group, LLC and PGC Holdings, LLC (collectively, the principal owners) the pawn loans, inventory, layaways and certain other operating assets and liabilities of 15 pawn stores located in Kentucky, Tennessee, Missouri and South Carolina. The purchase price for the all-cash transaction was $25,344,000, net of cash acquired and subject to certain working capital adjustments, and was composed of $23,744,000 in cash paid at closing and an additional $1,600,000 payable to the sellers, all of which had been repaid as of December 31, 2015.

In August 2014, the Company acquired from Cash America of Mexico, Inc. the operating entities owning the pawn loans, inventory, layaways and other operating assets and liabilities of 47 pawn stores located in 13 states in Mexico. The purchase price for the all-cash transaction was approximately $18,481,000, net of cash acquired and subject to certain working capital adjustments.

Additionally, during fiscal 2014, ten pawn stores located in two U.S. states were acquired by the Company in three separate asset purchase transactions for an aggregate purchase price of $14,534,000, net of cash acquired, and was composed of $14,384,000 in cash and payables to the sellers of $150,000, all of which had been repaid as of December 31, 2015. During fiscal 2014, the Company also paid $2,008,000 of amounts payable related to prior-year acquisitions.

NOTE 5 - DISCONTINUED OPERATIONS

The Company’s strategy has been to grow its pawn operations while reducing the percentage of revenue from other consumer loan and credit services products. As a result, the Company discontinued the operations of the Cash & Go, Ltd. joint venture, a consolidated 50%-owned subsidiary, which owned and operated 37 check cashing and financial services kiosks located inside convenience stores in the state of Texas. The Company recorded an after-tax loss for Cash & Go, Ltd. of $272,000, or $0.01 per share, in fiscal 2014, which was reported as a loss from discontinued operations. In fiscal 2013, the Company recorded a charge of $844,000, net of tax, or $0.03 per share, and after-tax earnings from operations for Cash & Go, Ltd. were $211,000, or $0.01 per share.

All revenue, expenses and income reported in these financial statements have been adjusted to reflect the reclassification of all discontinued operations. The carrying amounts of the assets and liabilities for discontinued operations at December 31, 2013 were immaterial.

The following table summarizes the operating results, including gains or losses from dispositions, of all the operations which have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Consumer loan and credit services fees	$—	$124	$3,337
Consumer loan and credit services loss provision	—	(120)	(691)
Net revenue	—	4	2,646

Expenses and other losses:
Operating and administrative expenses	—	423	2,322
Loss on disposition of consumer loan stores	—	—	1,298
Total expenses and other losses	—	423	3,620
Loss from discontinued operations before income taxes	—	(419)	(974)
Tax benefit	—	147	341
Loss from discontinued operations, net of tax	$—	$(272)	$(633)
Loss from discontinued operations (basic)	$—	$(0.01)	$(0.02)
Loss from discontinued operations (diluted)	$—	$(0.01)	$(0.02)

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

The carrying value of the Company’s prior credit facility (the 2014 Credit Facility described in Note 10) approximated fair value as of December 31, 2014. The carrying value of the Company’s current credit facilities (the 2015 Credit Facility and the Mexico Credit Facility described in Note 10) approximated fair value as of December 31, 2015. The fair value of the Company’s 6.75% senior notes was approximately $199,000,000 and $207,000,000 as of December 31, 2015 and December 31, 2014, respectively, compared to a carrying value of $200,000,000. These fair values have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

NOTE 7 - CUSTOMER LOANS AND VALUATION ACCOUNTS

Customer loans, net of unearned finance fees, consist of the following (in thousands):

	Pawn	Consumer Loan	Total
December 31, 2015
Total customer loans	$117,601	$1,184	$118,785
Less allowance for doubtful accounts	—	(66)	(66)
	$117,601	$1,118	$118,719

December 31, 2014
Total customer loans	$118,536	$1,322	$119,858
Less allowance for doubtful accounts	—	(81)	(81)
	$118,536	$1,241	$119,777

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment used in continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Land	$14,309	$12,171
Buildings	19,261	18,494
Furniture, fixtures, equipment and leasehold improvements	186,697	188,680
	220,267	219,345
Less: accumulated depreciation	(107,820)	(105,595)
	$112,447	$113,750

Depreciation expense from continuing operations for the fiscal years ended December 31, 2015, 2014 and 2013, was $16,140,000, $15,947,000, and $14,285,000, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Deferred layaway sales revenue	$13,747	$13,573
Accrued compensation	7,438	10,010
Sales, property, and payroll withholding taxes payable	6,473	6,045
Accrued interest payable	3,476	3,379
Trade accounts payable	1,823	2,148
Benefits liabilities and withholding payable	1,079	439
Reserves for expected losses on outstanding CSO letters of credit	498	493
Other accrued liabilities	7,718	6,472
	$42,252	$42,559

NOTE 10 - LONG-TERM DEBT

As of December 31, 2015, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2015 are as follows (in thousands):

Fiscal
2016	$—
2017	—
2018	—
2019	—
2020	58,000
Thereafter	200,000
$258,000

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2015 Credit Facility. The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of adjusted net income.

Revolving Credit Facilities

During the period from January 1, 2015 through October 29, 2015, the Company maintained a revolving line credit agreement with a group of U.S. based commercial lenders (the “2014 Credit Facility”) in the amount of $160,000,000, which was scheduled to mature in February 2019. The 2014 Credit Facility charged interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.
On October 30, 2015, the Company entered into an agreement to amend and extend its existing bank credit facility (as amended, the “2015 Credit Facility”). The total lender commitment under the 2015 Credit Facility was increased from $160,000,000 to $210,000,000 and the number of participating lenders increased from four to five. Additionally, the term of the 2015 Credit Facility was extended through October 2020. At December 31, 2015, the Company had $58,000,000 outstanding under the 2015 Credit Facility and $152,000,000 was available for borrowings. The 2015 Credit Facility continues to bear interest, at the Company’s option, at either (i) the prevailing LIBOR (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The 2015 Credit Facility establishes a minimum LIBOR rate of 0%. The weighted-average interest rate on amounts outstanding under the 2015 Credit Facility at December 31, 2015 was 2.83% based on the prevailing 30-day LIBOR rate. The 2015 Credit Facility requires the Company to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2015 Credit Facility commitment. The 2015 Credit Facility limits the Company’s ability to incur additional indebtedness, subject to customary exceptions, including permitted additional unsecured debt so long as the aggregate principal amount of the loans and commitments under the 2015 Credit Facility plus such additional unsecured debt plus foreign third-party loans does not in the aggregate exceed $500,000,000. The 2015 Credit Facility is unsecured except for the pledge of 65% of the voting equity interests of the Company’s foreign subsidiaries, and the Company is restricted from pledging any of its other assets as collateral against other indebtedness. The 2015 Credit Facility is guaranteed by the Company’s material U.S. operating subsidiaries. The 2015 Credit Facility was amended to reduce the threshold percentage of domestic operations represented by domestic guarantors from 90% to 85% of total domestic revenues and assets, and the Company added two additional domestic operating subsidiaries as guarantors of the 2015 Credit Facility. The 2015 Credit Facility was also amended to eliminate an adjustment for deferred tax effects from the fixed charge covenant calculation. The Company was in compliance with the requirements and covenants of the 2015 Credit Facility as of December 31, 2015. During fiscal 2015, the Company had net proceeds of $35,600,000 from borrowings pursuant to the 2015 Credit Facility.
On March 9, 2015, the Company entered into an agreement with a bank in Mexico to establish a revolving credit facility (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At December 31, 2015, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

Other Notes Payable

In March 2014, the Company used $7,541,000 of the proceeds from the sale of the Notes to repay the entire remaining balances on notes payable of $6,134,000 related to a September 2012 multi-store acquisition and a note payable of $1,407,000 related to a January 2012 multi-store acquisition.

NOTE 11 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2015, 2014 and 2013 consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes (1):
Domestic	$27,599	$50,984	$43,936
Foreign	60,082	65,996	76,256
Income from continuing operations before income taxes	$87,681	$116,980	$120,192

Current income taxes:
Federal	$7,933	$11,494	$22,468
Foreign	18,763	17,823	20,392
State and local	705	1,097	781
Current provision for income taxes	27,401	30,414	43,641

Deferred provision (benefit) for income taxes:
Federal	931	2,232	(799)
Foreign	(1,414)	(1,232)	(7,218)
State and local	53	128	89
Total deferred provision (benefit) for income taxes	(430)	1,128	(7,928)

Provision for income taxes	$26,971	$31,542	$35,713

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between domestic and foreign subsidiaries.

The provision for income taxes related to discontinued operations was a $0, $147,000 and $341,000 benefit for the years ended December 31, 2015, 2014 and 2013, respectively.

In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return (the “Tax Restructuring”) and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Accordingly, under U.S. income tax law, as of December 31, 2015, the undistributed earnings of the foreign subsidiaries are not subject to current U.S. federal income taxes. The cumulative amount of indefinitely reinvested earnings of foreign subsidiaries is $101,961,000 at December 31, 2015. These earnings would be subject to additional U.S. taxes of $6,507,000 if the earnings were repatriated into the U.S. for 2015.

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

The principal deferred tax assets and liabilities consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Depreciation	$5,652	$6,010
Accrued fees on forfeited pawn loans	3,784	3,864
Deferred cost of goods sold deduction	2,101	2,391
Accrued compensation	859	778
Share-based compensation	507	—
Other	1,875	1,710
Total deferred tax assets	14,778	14,753

Deferred tax liabilities:
Intangible asset amortization	22,761	21,443
Depreciation	3,093	—
Share-based compensation	—	222
Other	1,067	1,241
Total deferred tax liabilities	$26,921	$22,906

Net deferred tax liabilities	$(12,143)	$(8,153)

Reported as:
Deferred tax assets	$9,321	$9,070
Deferred tax liabilities	(21,464)	(17,223)
Net deferred tax liabilities	$(12,143)	$(8,153)

The Company has evaluated the nature and timing of its deferred tax assets and concluded that no valuation allowance is necessary. Also, see Note 2 Revisions and reclassifications for a discussion of a revision made to the Company’s consolidated balance sheet as of December 31, 2014 impacting a previously reported deferred tax asset related to the cumulative foreign currency translation adjustment.

The effective rate on income from continuing operations differs from the U.S. federal statutory rate of 35%. The following is a reconciliation of such differences (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax at the U.S. federal statutory rate	$30,688	$40,943	$42,067
State income taxes, net of federal tax benefit of $265, $429 and $273, respectively	493	796	508
Rate benefit from foreign earnings	(3,531)	(4,576)	(2,281)
Net non-recurring benefit of Tax Restructuring	—	(5,841)	(3,979)
Other taxes and adjustments, net	(679)	220	(602)
Provision for income taxes	$26,971	$31,542	$35,713
Effective tax rate	30.8%	27.0%	29.7%

Prior to the Tax Restructuring in July 2013, the Company’s foreign operations were included in its consolidated U.S. federal income tax return and effectively taxed at the U.S. federal statutory rate of 35%. Following the Tax Restructuring, the Company’s foreign operations are subject to their respective foreign statutory rates, which are lower than the U.S. federal statutory rate of 35%. Excluding the net non-recurring benefits recorded in 2014 and 2013 related to the Tax Restructuring, the consolidated tax rate was 32.0% and 33.0% for fiscal 2014 and 2013, respectively, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

The Company reviews the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax liabilities that could arise would be classified as interest expense in the Company’s consolidated statements of income. There were no such interest or penalties for the fiscal years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties. The Company does not believe its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States, Mexico and Guatemala, as well as multiple state and local income tax returns in the United States. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2012. The Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2012 with the exception of three states, which are not subject to examination for tax years prior to 2011. With respect to federal tax returns in Mexico and Guatemala, the tax years prior to 2010 are closed to examination. There are no state income taxes in Mexico or Guatemala.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

Fiscal
2016	$42,641
2017	33,603
2018	25,902
2019	18,319
2020	9,924
Thereafter	14,779
$145,168

Rent expense from continuing operations under such leases was $49,959,000, $46,220,000 and $40,484,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Litigation

The Company is, from time to time, a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of its business, the resolution of which, if determined in a manner adverse to the Company, in the opinion of management, should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The letters of credit under the CSO Program constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. The Independent Lender may present the letter of credit to the Company for payment if the customer fails to repay the full amount of the extension of credit and accrued interest after the due date of the extension of credit. Each letter of credit expires approximately 30 days after the due date of the extension of credit. The Company’s maximum loss exposure under all of the outstanding letters of credit issued on behalf of its customers to the Independent Lender as of December 31, 2015 was $8,192,000 compared to $11,907,000 at December 31, 2014. According to the terms of the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds fee, and late fees, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit, which was $498,000 at December 31, 2015, as a component of accrued liabilities. The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.

NOTE 13 - GOODWILL

The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company’s reporting units, which are tested for impairment, are U.S. pawn operations, U.S. consumer loan operations and Latin America pawn and consumer loan operations. The Company assesses goodwill for impairment at a reporting unit level by initially assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology.

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

As a result, a $7,913,000 goodwill impairment charge was recorded in the third quarter of fiscal 2015, which is included as goodwill impairment - U.S. consumer loan operations in the accompanying consolidated statements of operations. As of December 31, 2015, the Company has no remaining goodwill or other intangible assets associated with its U.S. consumer loan operations reporting unit.

Changes in the carrying value of goodwill were as follows (in thousands):

December 31, 2015
Balance, beginning of year	$276,882
Acquisitions (Note 4)	30,693
Goodwill impairment - U.S. consumer loan operations	(7,913)
Effect of foreign currency translation	(4,976)
Other adjustments	923
Balance, end of year	$295,609

December 31, 2014
Balance, beginning of year	$251,241
Acquisitions (Note 4)	29,869
Effect of foreign currency translation	(4,305)
Other adjustments	77
Balance, end of year	$276,882

NOTE 14 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION
The Company has previously adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. Under these plans, the Company has granted qualified and non-qualified common stock options and nonvested common stock awards to officers, directors and other key employees. At December 31, 2015, 1,088,000 shares were reserved for future grants under the plans.

Stock Options

The Company has not issued any common stock options in the last four fiscal years. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally have a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option exercises.

Stock options outstanding as of December 31, 2015 are as follows (in thousands, except exercise price and life):

		Weighted-Average	Currently
Exercise Price	Options	Remaining Life	Exercisable
$24.57	13	1.3	13
$38.00	40	5.9	—
$40.00	50	5.0	—
	103	4.9	13

A summary of stock option activity for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands, except exercise price):

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	758	$20.67	1,052	$19.90	1,635	$18.51
Granted	—	—	—	—	—	—
Exercised	(655)	18.06	(294)	17.93	(573)	16.12
Canceled or forfeited	—	—	—	—	(10)	10.00
Outstanding at end of year	103	37.34	758	20.67	1,052	19.90

Exercisable at end of year	13	24.57	663	18.14	953	18.05

At December 31, 2015, the aggregate intrinsic value for in-the-money stock options outstanding was $161,000, all of which was exercisable at the end of the year with a remaining contractual term of 1.3 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all in-the-money option holders exercised their options on December 31, 2015.

The total intrinsic value of options exercised for fiscal 2015, 2014 and 2013, was $14,609,000, $11,858,000 and $22,375,000, respectively. The intrinsic values are based on the closing price of the Company’s stock on the date of exercise. The Company typically issues shares of common stock to satisfy option exercises.

Nonvested Common Stock Awards (Restricted Stock)

The Company has granted nonvested common stock awards (also known as “restricted stock”) to Company officers, employees and non-management members of the Board of Directors under the Company’s incentive plans. The nonvested common stock awards are issued as common shares upon vesting. The awards granted in 2015 and 2014 each included 40,000 shares with performance-based criteria with four annual measurement periods beginning in the year of issuance. The vesting performance criteria for each year relate to growth in the Company’s EBITDA from continuing operations, excluding gross profit from non-core sales of scrap jewelry, compared to the base period, which is the fiscal year prior to the year of issuance. All other awards granted in 2015, 2014 and 2013 vest ratably over time through a six year period from the date of issuance. The fair value of the nonvested awards is based on the Company’s closing stock price on the day of the grant or subsequent award modification date, if applicable, and the fair value of performance-based awards is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The following table summarizes the nonvested common stock award activity during 2015, 2014 and 2013 (in thousands, except fair value amounts):

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	87	$48.99	117	$39.91	153	$39.24
Granted	45	47.08	47	51.08	1	51.70
Vested	(5)	43.26	(37)	46.48	(8)	32.97
Canceled or forfeited	(48)	49.26	(40)	42.14	(29)	39.49
Outstanding at end of year	79	48.10	87	48.99	117	39.91

Nonvested common stock awards vesting in 2015, 2014 and 2013 had an aggregate intrinsic value of $245,000, $2,006,000 and $471,000, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $2,964,000 at December 31, 2015.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross compensation costs:
Stock options	$149	$153	$158
Nonvested stock	280	1,826	395
Total gross compensation costs	429	1,979	553

Income tax benefits:
Stock options	(52)	(54)	(55)
Nonvested stock	(98)	(639)	(138)
Total income tax benefits	(150)	(693)	(193)

Net compensation expense	$279	$1,286	$360

Tax benefit realized from stock options exercised during the year	$5,126	$4,141	$7,805

During fiscal 2014, the Company modified certain performance criteria of nonvested common stock awards granted to two of the Company’s employees in fiscal 2012 and fiscal 2011. The modification removed the impact of certain non-core earnings from the performance criteria. The total net incremental share-based compensation expense recognized during fiscal 2014 as a result of the modification was $908,000, net of a resulting $489,000 tax benefit. As no modified stock awards vested in fiscal 2015, there was no incremental impact to share-based compensation expense recognized during fiscal 2015 as a result of the modification.

As of December 31, 2015, the total compensation cost related to nonvested stock options not yet recognized was $378,000 and is expected to be recognized over the weighted-average period of 1.7 years. As of December 31, 2015, the total compensation cost related to nonvested common stock awards not yet recognized was $3,254,000 and is expected to be recognized over the weighted-average period of 1.7 years. There was $0, $126,000 and $1,288,000 of excess tax benefit over exercise price recorded as increases to additional paid-in capital in fiscal 2015, 2014 and 2013, respectively.

NOTE 15 - FIRST CASH 401(k) PROFIT SHARING PLAN

The First Cash 401(k) Profit Sharing Plan (the “Plan”) is provided by the Company for all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $800,000, $784,000 and $712,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 16 - GEOGRAPHIC AREAS

The following table shows revenue, selected current assets and long-lived assets (all non-current assets except goodwill, intangibles and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$336,848	$324,600	$297,862
Latin America	367,754	388,277	362,986
	$704,602	$712,877	$660,848

Pawn loans and consumer loans:
United States	$68,841	$68,890	$66,548
Latin America	49,878	50,887	50,136
	$118,719	$119,777	$116,684

Inventories:
United States	$56,040	$49,969	$40,910
Latin America	37,418	41,119	36,883
	$93,458	$91,088	$77,793

Long-lived assets:
United States	$69,868	$69,456	$58,539
Latin America	50,608	52,998	52,339
	$120,476	$122,454	$110,878

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands, except per share data) for the fiscal years ended December 31, 2015 and 2014, are set forth below. The Company’s operations are subject to seasonal fluctuations. The amounts reported below have been adjusted to reflect reclassification of the discontinued operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Total revenue	$176,023	$167,623	$169,532	$191,424
Cost of revenue	77,252	73,577	74,090	88,499
Net revenue	98,771	94,046	95,442	102,925
Total expenses and other income	74,382	74,615	79,208	75,298
Net income	16,788	13,339	11,173	19,410
Diluted income per share	0.59	0.47	0.40	0.69
Diluted weighted average shares	28,620	28,411	28,224	28,097

2014
Total revenue	$169,777	$165,326	$175,000	$202,774
Cost of revenue	73,321	71,405	76,137	91,141
Net revenue	96,456	93,921	98,863	111,633
Total expenses and other income	67,448	70,522	70,983	74,940
Income from continuing operations	22,954	16,015	19,528	26,941
Income (loss) from discontinued operations, net of tax	(272)	—	—	—
Net income	22,682	16,015	19,528	26,941
Diluted income per share:
Income from continuing operations, net of tax	0.78	0.55	0.68	0.94
Income (loss) from discontinued operations, net of tax	(0.01)	—	—	—
Net income	0.77	0.55	0.68	0.94
Diluted weighted average shares	29,342	29,341	28,805	28,804

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

Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,460	$3,765	$77,729	$—	$86,954
Pawn loan fees and service charges receivable	—	7,596	8,810	—	16,406
Pawn loans	—	61,204	56,397	—	117,601
Consumer loans, net	—	624	494	—	1,118
Inventories	—	46,349	47,109	—	93,458
Prepaid expenses and other current assets	6,477	—	3,420	—	9,897
Intercompany receivable	7,382	—	—	(7,382)	—
Total current assets	19,319	119,538	193,959	(7,382)	325,434

Property and equipment, net	3,568	55,585	53,294	—	112,447
Goodwill	—	196,224	99,385	—	295,609
Other non-current assets	5,416	4,893	3,901	—	14,210
Deferred tax assets	—	—	9,321	—	9,321
Investments in subsidiaries	675,574	—	—	(675,574)	—
Total assets	$703,877	$376,240	$359,860	$(682,956)	$757,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$14,308	$7,929	$20,015	$—	$42,252
Income taxes payable	—	—	3,923	—	3,923
Intercompany payable	—	—	7,382	(7,382)	—
Total current liabilities	14,308	7,929	31,320	(7,382)	46,175

Revolving unsecured credit facilities	58,000	—	—	—	58,000
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	187	18,880	2,397	—	21,464
Total liabilities	272,495	26,809	33,717	(7,382)	325,639

Total stockholders’ equity	431,382	349,431	326,143	(675,574)	431,382
Total liabilities and stockholders’ equity	$703,877	$376,240	$359,860	$(682,956)	$757,021

Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,799	$3,146	$57,047	$—	$67,992
Pawn loan fees and service charges receivable	—	8,047	8,879	—	16,926
Pawn loans	—	61,384	57,152	—	118,536
Consumer loans, net	—	690	551	—	1,241
Inventories	—	39,505	51,583	—	91,088
Prepaid expenses and other current assets	1,881	—	3,089	—	4,970
Intercompany receivable	4,948	—	—	(4,948)	—
Total current assets	14,628	112,772	178,301	(4,948)	300,753

Property and equipment, net	3,997	53,944	55,809	—	113,750
Goodwill	—	181,101	95,781	—	276,882
Other non-current assets	5,967	5,594	4,607	—	16,168
Deferred tax assets	893	—	9,070	(893)	9,070
Investments in subsidiaries	648,296	—	—	(648,296)	—
Total assets	$673,781	$353,411	$343,568	$(654,137)	$716,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$16,940	$7,108	$18,511	$—	$42,559
Intercompany payable	—	—	4,948	(4,948)	—
Total current liabilities	16,940	7,108	23,459	(4,948)	42,559

Revolving unsecured credit facility	22,400	—	—	—	22,400
Senior unsecured notes	200,000	—	—	—	200,000
Deferred tax liabilities	—	14,069	4,047	(893)	17,223
Total liabilities	239,340	21,177	27,506	(5,841)	282,182

Total stockholders’ equity	434,441	332,234	316,062	(648,296)	434,441
Total liabilities and stockholders’ equity	$673,781	$353,411	$343,568	$(654,137)	$716,623

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$163,648	$285,648	$—	$449,296
Pawn loan fees	—	84,295	111,153	—	195,448
Consumer loan and credit services fees	—	25,294	2,509	—	27,803
Wholesale scrap jewelry revenue	—	17,396	14,659	—	32,055
Total revenue	—	290,633	413,969	—	704,602

Cost of revenue:
Cost of retail merchandise sold	—	95,129	183,502	—	278,631
Consumer loan and credit services loss provision	—	6,748	411	—	7,159
Cost of wholesale scrap jewelry sold	—	15,861	11,767	—	27,628
Total cost of revenue	—	117,738	195,680	—	313,418

Net revenue	—	172,895	218,289	—	391,184

Expenses and other income:
Store operating expenses	—	92,277	115,295	—	207,572
Administrative expenses (1)	26,467	—	28,291	—	54,758
Depreciation and amortization	758	6,800	10,381	—	17,939
Goodwill impairment - U.S. consumer loan operations	—	7,913	—	—	7,913
Interest expense	16,887	—	—	—	16,887
Interest income	(13)	—	(1,553)	—	(1,566)
Total expenses and other income	44,099	106,990	152,414	—	303,503

Income (loss) before income taxes	(44,099)	65,905	65,875	—	87,681

Provision for income taxes	(16,844)	24,385	19,430	—	26,971

Income (loss) before equity in net income of subsidiaries	(27,255)	41,520	46,445	—	60,710

Equity in net income of subsidiaries	87,965	—	—	(87,965)	—

Net income (loss)	$60,710	$41,520	$46,445	$(87,965)	$60,710
Other comprehensive income (loss):
Currency translation adjustment	(38,132)	—	—	—	(38,132)
Comprehensive income (loss)	$22,578	$41,520	$46,445	$(87,965)	$22,578

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$155,619	$272,563	$—	$428,182
Pawn loan fees	—	83,321	116,036	—	199,357
Consumer loan and credit services fees	—	33,568	3,181	—	36,749
Wholesale scrap jewelry revenue	—	26,365	22,224	—	48,589
Total revenue	—	298,873	414,004	—	712,877

Cost of revenue:
Cost of retail merchandise sold	—	88,590	173,083	—	261,673
Consumer loan and credit services loss provision	—	8,678	609	—	9,287
Cost of wholesale scrap jewelry sold	—	22,675	18,369	—	41,044
Total cost of revenue	—	119,943	192,061	—	312,004

Net revenue	—	178,930	221,943	—	400,873

Expenses and other income:
Store operating expenses	—	89,068	109,918	—	198,986
Administrative expenses (1)	24,095	—	30,491	—	54,586
Depreciation and amortization	997	6,104	10,375	—	17,476
Interest expense	13,527	—	—	—	13,527
Interest income	(24)	—	(658)	—	(682)
Total expenses and other income	38,595	95,172	150,126	—	283,893

Income (loss) from continuing operations before income taxes	(38,595)	83,758	71,817	—	116,980

Provision for income taxes	(17,651)	30,983	18,210	—	31,542

Income (loss) from continuing operations before equity in net income of subsidiaries	(20,944)	52,775	53,607	—	85,438

Loss from discontinued operations, net of tax	—	—	(272)	—	(272)
Equity in net income of subsidiaries	106,110	—	—	(106,110)	—

Net income (loss)	$85,166	$52,775	$53,335	$(106,110)	$85,166
Other comprehensive income (loss):
Currency translation adjustment	(28,517)	—	—	—	(28,517)
Comprehensive income (loss)	$56,649	$52,775	$53,335	$(106,110)	$56,649

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$126,228	$240,959	$—	$367,187
Pawn loan fees	—	73,853	107,702	—	181,555
Consumer loan and credit services fees	—	39,903	3,878	—	43,781
Wholesale scrap jewelry revenue	—	36,035	32,290	—	68,325
Total revenue	—	276,019	384,829	—	660,848

Cost of revenue:
Cost of retail merchandise sold	—	68,447	152,914	—	221,361
Consumer loan and credit services loss provision	—	10,685	683	—	11,368
Cost of wholesale scrap jewelry sold	—	29,854	28,691	—	58,545
Total cost of revenue	—	108,986	182,288	—	291,274

Net revenue	—	167,033	202,541	—	369,574

Expenses and other income:
Store operating expenses	—	78,973	102,348	—	181,321
Administrative expenses (1)	30,900	—	18,630	—	49,530
Depreciation and amortization	1,193	4,867	9,301	—	15,361
Interest expense	3,492	—	—	—	3,492
Interest income	(8)	—	(314)	—	(322)
Total expenses and other income	35,577	83,840	129,965	—	249,382

Income (loss) from continuing operations before income taxes	(35,577)	83,193	72,576	—	120,192

Provision for income taxes	(12,637)	29,117	19,233	—	35,713

Income (loss) from continuing operations before equity in net income of subsidiaries	(22,940)	54,076	53,343	—	84,479

Loss from discontinued operations, net of tax	—	—	(633)	—	(633)
Equity in net income of subsidiaries	106,786	—	—	(106,786)	—

Net income (loss)	$83,846	$54,076	$52,710	$(106,786)	$83,846
Other comprehensive income (loss):
Currency translation adjustment	(4,821)	—	—	—	(4,821)
Comprehensive income (loss)	$79,025	$54,076	$52,710	$(106,786)	$79,025

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$32,753	$59,675	$66,713	$(66,392)	$92,749
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	1,803	(5,519)	—	(3,716)
Purchases of property and equipment	(329)	(6,919)	(13,825)	—	(21,073)
Acquisitions of pawn stores, net of cash acquired	—	(29,617)	(17,270)	—	(46,887)
Investing activity with subsidiaries	(43,890)	—	—	43,890	—
Net cash flow provided by (used in) investing activities	(44,219)	(34,733)	(36,614)	43,890	(71,676)
Cash flow from financing activities:
Borrowings from revolving credit facilities	120,000	—	—	—	120,000
Repayments of revolving credit facilities	(84,400)	—	—	—	(84,400)
Debt issuance costs paid	(407)	—	—	—	(407)
Purchases of treasury stock	(39,974)	—	—	—	(39,974)
Proceeds from exercise of share-based compensation awards	9,895	—	—	—	9,895
Income tax benefit from exercise of stock options	5,126	—	—	—	5,126
Payment of minimum withholding taxes on net share settlement of stock options exercised	(1,113)	—	—	—	(1,113)
Proceeds from intercompany financing related activity	—	36,536	7,354	(43,890)	—
Intercompany dividends paid	—	(60,859)	(5,533)	66,392	—
Net cash flow provided by (used in) financing activities	9,127	(24,323)	1,821	22,502	9,127
Effect of exchange rates on cash	—	—	(11,238)	—	(11,238)
Change in cash and cash equivalents	(2,339)	619	20,682	—	18,962
Cash and cash equivalents at beginning of the period	7,799	3,146	57,047	—	67,992
Cash and cash equivalents at end of the period	$5,460	$3,765	$77,729	$—	$86,954

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$42,632	$62,403	$63,510	$(70,866)	$97,679
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	2,785	(5,255)	—	(2,470)
Purchases of property and equipment	(839)	(8,097)	(15,018)	—	(23,954)
Acquisitions of pawn stores, net of cash acquired	—	(16,417)	(42,525)	—	(58,942)
Investing activity with subsidiaries	(49,570)	—	—	49,570	—
Net cash flow provided by (used in) investing activities	(50,409)	(21,729)	(62,798)	49,570	(85,366)
Cash flow from financing activities:
Borrowings from revolving credit facilities	50,000	—	—	—	50,000
Repayments of revolving credit facilities	(209,600)	—	—	—	(209,600)
Repayments of notes payable	(8,352)	—	—	—	(8,352)
Issuance of senior notes	200,000	—	—	—	200,000
Debt issuance costs paid	(6,610)	—	—	—	(6,610)
Purchases of treasury stock	(43,947)	—	—	—	(43,947)
Proceeds from exercise of share-based compensation awards	5,270	—	—	—	5,270
Income tax benefit from exercise of stock options	4,141	—	—	—	4,141
Proceeds from intercompany financing related activity	—	24,514	25,056	(49,570)	—
Intercompany dividends paid	—	(66,623)	(4,243)	70,866	—
Net cash flow provided by (used in) financing activities	(9,098)	(42,109)	20,813	21,296	(9,098)
Effect of exchange rates on cash	—	—	(5,866)	—	(5,866)
Change in cash and cash equivalents	(16,875)	(1,435)	15,659	—	(2,651)
Cash and cash equivalents at beginning of the period	24,674	4,581	41,388	—	70,643
Cash and cash equivalents at end of the period	$7,799	$3,146	$57,047	$—	$67,992

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$74,402	$62,677	$38,207	$(68,568)	$106,718
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	4,138	(4,549)	—	(411)
Purchases of property and equipment	(1,616)	(12,767)	(12,289)	—	(26,672)
Acquisitions of pawn stores, net of cash acquired	—	(99,792)	(13,851)	—	(113,643)
Investing activity with subsidiaries	(114,901)	—	—	114,901	—
Net cash flow provided by (used in) investing activities	(116,517)	(108,421)	(30,689)	114,901	(140,726)
Cash flow from financing activities:
Borrowings from revolving credit facilities	152,500	—	—	—	152,500
Repayments of revolving credit facilities	(73,000)	—	—	—	(73,000)
Repayments of notes payable	(3,211)	—	—	—	(3,211)
Purchases of treasury stock	(38,692)	—	—	—	(38,692)
Proceeds from exercise of share-based compensation awards	9,242	—	—	—	9,242
Income tax benefit from exercise of stock options	7,805	—	—	—	7,805
Proceeds from intercompany financing related activity	—	112,559	2,342	(114,901)	—
Intercompany dividends paid	—	(66,186)	(2,382)	68,568	—
Net cash flow provided by (used in) financing activities	54,644	46,373	(40)	(46,333)	54,644
Effect of exchange rates on cash	—	—	(278)	—	(278)
Change in cash and cash equivalents	12,529	629	7,200	—	20,358
Cash and cash equivalents at beginning of the period	12,145	3,952	34,188	—	50,285
Cash and cash equivalents at end of the period	$24,674	$4,581	$41,388	$—	$70,643

Certain amounts in the above condensed consolidating financial statements for the years ended December 31, 2014 and 2013 have been reclassified in order to conform to the 2015 presentation. These reclassifications include (1) the retrospective reflection of certain domestic Non-Guarantor Subsidiaries becoming Guarantor Subsidiaries on October 30, 2015, (2) the retrospective early adoption of ASU 2015-17 (as further described in Note 2) and (3) the presentation of “equity in net income of subsidiaries” in the condensed consolidating statements of comprehensive income (loss).

In addition, the above condensed consolidating financial statements for the years ended December 31, 2014 and 2013 have been revised to (1) correct certain prior-year intercompany balances between the Parent Company and certain Non-Guarantor Subsidiaries in the condensed consolidating balance sheet, (2) correct certain prior-year intercompany activities between the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries as cash flows from investing and financing activities that had previously been reflected within cash flows from operating activities in the condensed consolidating statements of cash flows and (3) correct certain prior-year deferred tax asset balances related to foreign currency translation adjustments in the condensed consolidating balance sheet and condensed consolidating statements of comprehensive income (loss) (as further described in Note 2). The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any previously issued financial statements or the full year results for fiscal 2015.

The impact of these reclassifications and revisions to the condensed consolidating financial statements for 2014 and 2013 are summarized in the tables below:

Summary Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Total assets, as reported	$858,199	$314,832	$566,389	$(1,024,745)	$714,675
Reclassifications	(176)	38,579	(38,579)	2,124	1,948
Revisions	(184,242)	—	(184,242)	368,484	—
Total assets, revised	$673,781	$353,411	$343,568	$(654,137)	$716,623

Total liabilities, as reported	$409,648	$20,528	$23,207	$(187,259)	$266,124
Reclassifications	(176)	649	(649)	2,124	1,948
Revisions	(170,132)	—	4,948	179,294	14,110
Total liabilities, revised	$239,340	$21,177	$27,506	$(5,841)	$282,182

Total stockholders’ equity, as reported	$448,551	$294,304	$543,182	$(837,486)	$448,551
Reclassifications	—	37,930	(37,930)	—	—
Revisions	(14,110)	—	(189,190)	189,190	(14,110)
Total stockholders’ equity, revised	$434,441	$332,234	$316,062	$(648,296)	$434,441

Summary Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net income (loss), as reported	$(20,944)	$49,655	$56,455	$—	$85,166
Reclassifications	106,110	3,120	(3,120)	(106,110)	—
Net income (loss), revised	$85,166	$52,775	$53,335	$(106,110)	$85,166

Other comprehensive income (loss), as reported:	$(20,944)	$49,655	$38,038	$—	$66,749
Reclassifications	106,110	3,120	(3,120)	(106,110)	—
Revisions	(28,517)	—	18,417	—	(10,100)
Other comprehensive income (loss), revised:	$56,649	$52,775	$53,335	$(106,110)	$56,649

Summary Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net income (loss), as reported	$(22,940)	$52,617	$54,169	$—	$83,846
Reclassifications	106,786	1,459	(1,459)	(106,786)	—
Net income (loss), revised	$83,846	$54,076	$52,710	$(106,786)	$83,846

Other comprehensive income (loss), as reported:	$(22,940)	$52,617	$53,358	$—	$83,035
Reclassifications	106,786	1,459	(1,459)	(106,786)	—
Revisions	(4,821)	—	811	—	(4,010)
Other comprehensive income (loss), revised:	$79,025	$54,076	$52,710	$(106,786)	$79,025

Summary Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities, as reported	$(20,276)	$18,939	$99,016	$—	$97,679
Reclassifications	—	(101)	101	—	—
Revisions	62,908	43,565	(35,607)	(70,866)	—
Cash flow from operating activities, revised	$42,632	$62,403	$63,510	$(70,866)	$97,679

Cash flow from investing activities, as reported	$12,499	$(20,273)	$(77,592)	$—	$(85,366)
Reclassifications	—	(1,456)	1,456	—	—
Revisions	(62,908)	—	13,338	49,570	—
Cash flow from investing activities, revised	$(50,409)	$(21,729)	$(62,798)	$49,570	$(85,366)

Cash flow from financing activities, as reported	$(9,098)	$—	$—	$—	$(9,098)
Reclassifications	—	(42,109)	20,813	21,296	—
Cash flow from financing activities, revised	$(9,098)	$(42,109)	$20,813	$21,296	$(9,098)

Summary Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities, as reported	$(78,799)	$82,737	$102,780	$—	$106,718
Reclassifications	—	274	(274)	—	—
Revisions	153,201	(20,334)	(64,299)	(68,568)	—
Cash flow from operating activities, revised	$74,402	$62,677	$38,207	$(68,568)	$106,718

Cash flow from investing activities, as reported	$36,684	$(82,382)	$(95,028)	$—	$(140,726)
Reclassifications	—	(26,039)	26,039	—	—
Revisions	(153,201)	—	38,300	114,901	—
Cash flow from investing activities, revised	$(116,517)	$(108,421)	$(30,689)	$114,901	$(140,726)

Cash flow from financing activities, as reported	$54,644	$—	$—	$—	$54,644
Revisions	—	46,373	(40)	(46,333)	—
Cash flow from financing activities, revised	$54,644	$46,373	$(40)	$(46,333)	$54,644

NOTE 19 - SUBSEQUENT EVENT

Consistent with the Company’s strategy to continue its expansion of pawn stores in Latin America, the Company acquired the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 166 pawn stores located in Mexico on January 6, 2016 and the assets of 13 pawn stores located in El Salvador on February 2, 2016. As described in Note 4, the Company also acquired 32 pawn stores in Guatemala on December 31, 2015 in a related transaction. The combined purchase price for these stores was approximately $45,000,000, net of cash acquired before certain post-closing adjustments. In addition, the Company assumed approximately $7,000,000 in net debt from these acquisitions which was repaid in full by the Company in January 2016.

The acquisitions of the stores in Mexico and El Salvador will be recorded in the first quarter of 2016 and the assets, liabilities and results of operations of the locations will be included in the Company’s consolidated results as of the respective acquisition dates. Certain disclosures related to these acquisitions, including the preliminary purchase price allocation and pro forma results, have not been presented because the initial accounting for the business combination is incomplete as of the filing date. The Company will include necessary disclosure in its quarterly report on Form 10-Q for the first fiscal quarter of 2016.