Form 10-Q
period 2016-03-31
FIRST CASH FINANCIAL SERVICES INC
filed 2016-05-10
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of May 3, 2016, there were 28,243,229 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information
This quarterly report contains forward-looking statements about the business, financial condition and prospects of First Cash Financial Services, Inc. and its wholly owned subsidiaries (together, the “Company”) and the Company’s previously announced all-stock merger of equals transaction with Cash America International, Inc. (“Cash America”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.
Forward-looking statements in this quarterly report include, without limitation, the Company’s expectations of earnings per share, earnings growth, expansion strategies, the impact of new or existing regulations, store openings, liquidity (including the availability of capital under existing credit facilities), cash flow, consumer demand for the Company’s products and services, income tax rates, currency exchange rates, future share repurchases and anticipated dividend payments, the price of gold and the impacts thereof, future earnings accretion and related transaction expenses from acquisitions and mergers, the successful completion of expected acquisitions, anticipated debt repayments, the ability to successfully integrate acquisitions and other performance results. These forward-looking statements with respect to the proposed transaction with Cash America include, without limitation, the benefits of the proposed transaction and the expected completion of the transaction. These statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors are difficult to predict and many are beyond the control of the Company and may include, without limitation, the following:

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

•	changes in consumer demand, including purchasing, borrowing and repayment behaviors;

•	changes in regional, national or international economic conditions, including inflation rates, unemployment rates and energy prices;

•	changes in pawn forfeiture rates and credit loss provisions;

•	changes in the market value of pawn collateral and merchandise inventories, including gold prices and the value of consumer electronics and other products;

•	changes or increases in competition;

•	the ability to locate, open and staff new stores and successfully integrate acquisitions;

•	the availability or access to sources of used merchandise inventory;

•	changes in credit markets, interest rates and the ability to establish, renew and/or extend the Company’s debt financing;

•	the ability to maintain banking relationships for treasury services and processing of certain consumer lending transactions;

•	the ability to hire and retain key management personnel;

•	risks and uncertainties related to foreign operations in Mexico, Guatemala and El Salvador;

•	changes in import/export regulations and tariffs or duties;

•	changes in banking, anti-money laundering or gun control regulations;

•	unforeseen litigation;

•	changes in tax rates or policies in the U.S., Mexico, Guatemala and El Salvador;

•	inclement weather, natural disasters and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements;

•	future business decisions;

•	the risk that the required stockholder approvals to approve the proposed transaction with Cash America may not be obtained;

•	the risks that the other condition(s) to closing of the proposed transaction may not be satisfied;

•	the length of time necessary to consummate the proposed transaction;

•	the risk that the Company and the Cash America businesses will not be integrated successfully;

•	the risk that the cost savings, synergies, growth and cash flows from the proposed transaction may not be fully realized or may take longer to realize than expected;

•	the diversion of management time on transaction-related issues;

•	the risk that costs associated with the integration of the Company and Cash America are higher than anticipated; and

•	litigation risk related to the proposed transaction.

These and other risks, uncertainties and regulatory developments are further and more completely described in the Company’s 2015 annual report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2016, including the risks described in Part 1, Item 1A, “Risk Factors” of the Company’s annual report, and in Part II, Item 1A, “Risk Factors” of this quarterly report. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$54,150	$75,803	$86,954
Pawn loan fees and service charges receivable	17,070	16,232	16,406
Pawn loans	126,620	114,306	117,601
Consumer loans, net	985	977	1,118
Inventories	90,714	82,554	93,458
Prepaid expenses and other current assets	6,911	3,302	9,897
Total current assets	296,450	293,174	325,434

Property and equipment, net	120,712	112,587	112,447
Goodwill	315,439	276,545	295,609
Other non-current assets	10,291	10,887	10,084
Deferred tax assets	10,993	8,845	9,321
Total assets	$753,885	$702,038	$752,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$54,496	$41,704	$42,252
Income taxes payable	1,433	50	3,923
Total current liabilities	55,929	41,754	46,175

Revolving unsecured credit facilities	40,000	14,500	58,000
Senior unsecured notes	196,037	195,409	195,874
Deferred tax liabilities	22,632	17,901	21,464
Total liabilities	314,598	269,564	321,513

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	403	399	403
Additional paid-in capital	203,143	193,278	202,393
Retained earnings	653,248	599,682	643,604
Accumulated other comprehensive loss from
cumulative foreign currency translation adjustments	(80,899)	(47,277)	(78,410)
Common stock held in treasury, at cost	(336,608)	(313,608)	(336,608)
Total stockholders’ equity	439,287	432,474	431,382
Total liabilities and stockholders’ equity	$753,885	$702,038	$752,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Retail merchandise sales	$118,776	$110,454
Pawn loan fees	51,433	48,654
Consumer loan and credit services fees	5,686	7,595
Wholesale scrap jewelry revenue	7,308	9,320
Total revenue	183,203	176,023

Cost of revenue:
Cost of retail merchandise sold	74,422	68,246
Consumer loan and credit services loss provision	1,047	997
Cost of wholesale scrap jewelry sold	5,871	8,009
Total cost of revenue	81,340	77,252

Net revenue	101,863	98,771

Expenses and other income:
Store operating expenses	55,411	52,321
Administrative expenses	17,668	13,838
Depreciation and amortization	4,937	4,547
Interest expense	4,460	4,020
Interest income	(274)	(344)
Total expenses and other income	82,202	74,382

Income before income taxes	19,661	24,389

Provision for income taxes	6,487	7,601

Net income	$13,174	$16,788

Net income per share:
Basic	$0.47	$0.59
Diluted	$0.47	$0.59

Dividends declared per common share	$0.125	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$13,174	$16,788
Other comprehensive income (loss):
Currency translation adjustment	(2,489)	(6,999)
Comprehensive income	$10,685	$9,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2015	—	$—	40,288	$403	$202,393	$643,604	$(78,410)	12,052	$(336,608)	$431,382
Shares issued under share-based com-pensation plan	—	—	7	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	750	—	—	—	—	750
Net income	—	—	—	—	—	13,174	—	—	—	13,174
Dividends paid	—	—	—	—	—	(3,530)	—	—	—	(3,530)
Currency translation adjustment	—	—	—	—	—	—	(2,489)	—	—	(2,489)
Balance at 3/31/2016	—	$—	40,295	$403	$203,143	$653,248	$(80,899)	12,052	$(336,608)	$439,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(40,278)	11,200	$(296,634)	$434,441
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options	—	—	145	2	2,899	—	—	—	—	2,901
Income tax benefit from exercise of stock options	—	—	—	—	1,617	—	—	—	—	1,617
Share-based compensation expense	—	—	—	—	700	—	—	—	—	700
Net income	—	—	—	—	—	16,788	—	—	—	16,788
Currency translation adjustment	—	—	—	—	—	—	(6,999)	—	—	(6,999)
Repurchases of treasury stock	—	—	—	—	—	—	—	336	(16,974)	(16,974)
Balance at 3/31/2015	—	$—	39,858	$399	$193,278	$599,682	$(47,277)	11,536	$(313,608)	$432,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2016	2015
Cash flow from operating activities:
Net income	$13,174	$16,788
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	222	79
Share-based compensation expense	750	700
Depreciation and amortization expense	4,937	4,547
Amortization of debt issuance costs	230	256
Deferred income taxes	1,678	640
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	173	480
Merchandise inventories	1,812	2,354
Prepaid expenses and other assets	3,281	1,070
Accounts payable and accrued expenses	(645)	(10)
Income taxes payable	(536)	526
Net cash flow provided by operating activities	25,076	27,430
Cash flow from investing activities:
Loan receivables, net of cash repayments	5,293	8,312
Purchases of property and equipment	(6,343)	(4,386)
Acquisitions of pawn stores, net of cash acquired	(26,045)	(1,550)
Net cash flow provided by (used in) investing activities	(27,095)	2,376
Cash flow from financing activities:
Borrowings from revolving credit facilities	11,500	21,555
Repayments of revolving credit facilities	(29,500)	(29,455)
Repayments of notes payable	(6,532)	—
Purchases of treasury stock	—	(16,974)
Proceeds from exercise of share-based compensation awards	—	2,901
Income tax benefit from exercise of stock options	—	1,617
Dividends paid	(3,530)	—
Net cash flow used in financing activities	(28,062)	(20,356)
Effect of exchange rates on cash	(2,723)	(1,639)
Change in cash and cash equivalents	(32,804)	7,811
Cash and cash equivalents at beginning of the period	86,954	67,992
Cash and cash equivalents at end of the period	$54,150	$75,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2015, which is derived from audited financial statements, and the unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (together, the “Company”). All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2016. The condensed consolidated financial statements as of March 31, 2016 and 2015, and for the three month periods ended March 31, 2016 and 2015, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The Company has significant operations in Mexico and Guatemala, to a lesser extent, where the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the three month period ended March 31, 2016. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Revisions and Reclassifications

Certain amounts for the periods ended March 31, 2015 and December 31, 2015 have been reclassified in order to conform to the 2016 presentation. See “—Recent accounting pronouncements” below regarding the impact of the Company’s adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) on the classification of debt issuance costs in the Company’s consolidated balance sheets. In addition, after the impact of the revision to deferred tax assets described below, the Company’s adoption of ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” at December 31, 2015 resulted in a $7,056,000 decrease in current deferred tax assets, a $24,957,000 increase in non-current deferred tax assets and a $17,901,000 increase in non-current deferred tax liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2015.

The Company revised certain previously reported amounts for the three months ended March 31, 2015 for the correction of prior period errors. ASC 740 “Income Taxes,” provides an exception to recording deferred tax attributes associated with foreign currency translation adjustments, which are recorded in comprehensive income. In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. The Company had incorrectly recorded a deferred tax asset on these accumulated foreign currency translation adjustments in prior periods. The correction of the error resulted in a reduction in comprehensive income of $2,450,000 for the three months ended March 31, 2015 and a decrease in deferred tax assets with a corresponding increase in accumulated other comprehensive loss from cumulative foreign currency translation adjustments of $16,560,000 as of March 31, 2015, but had no impact on the Company’s condensed consolidated statements of income or cash flows. In addition, see Note 6 for a description of revisions made to the condensed consolidating guarantor financial statements. The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any previously issued financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)” (“ASU 2016-08”), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the Financial Accounting Standards Board issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, which delayed the effective date of ASU 2014-09 by one year resulting in it becoming effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual reporting periods beginning after December 15, 2016. There are two transition methods available under ASU 2014-09, either cumulative effect or retrospective. The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-15, which clarified the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 became effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of ASU 2015-03 resulted in a $3,963,000, $4,591,000 and $4,126,000 decrease in other non-current assets and senior unsecured notes in the accompanying condensed consolidated balance sheets as of March 31, 2016, 2015 and December 31, 2015, respectively. The Company elected to present debt issuance costs related to the Company’s revolving unsecured credit facilities as an asset as allowed in ASU 2015-15.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains largely unchanged. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board issued No. 2016-09 “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them.

ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2016-09 on its consolidated financial statements.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income	$13,174	$16,788

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,241	28,402
Effect of dilutive securities:
Stock options and nonvested awards	—	218
Weighted-average common shares for calculating diluted earnings per share	28,241	28,620

Net income per share:
Basic	$0.47	$0.59
Diluted	$0.47	$0.59

Note 3 - Acquisitions

The Company completed acquisitions during the three months ended March 31, 2016, as described below, consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

Consistent with the Company’s strategy to continue its expansion of pawn stores in Latin America, the Company acquired the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 166 pawn stores located in Mexico on January 6, 2016 and the assets of 13 pawn stores located in El Salvador on February 2, 2016 in related transactions (collectively the “Latin America Acquisition”). The combined purchase price for the all-cash transaction was $30,123,000, net of cash acquired before certain post-closing adjustments, and was composed of $25,271,000 in cash paid during the three months ended March 31, 2016 and payables to the sellers of $4,852,000. In addition, the Company assumed approximately $6,630,000 in peso-denominated debt from these acquisitions which was repaid in full by the Company in January 2016. The estimated fair values of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition dates.

During the three months ended March 31, 2016, one pawn store located in the U.S. was acquired by the Company (“U.S. Acquisition”) for an aggregate purchase price of $824,000, net of cash acquired, and was composed of $774,000 in cash paid during the three months ended March 31, 2016 and payables to the sellers of $50,000.

The preliminary allocations of the purchase prices for the Company’s acquisitions during the three months ended March 31, 2016 (the “2016 acquisitions”) are as follows (in thousands):

	Latin America Acquisition	U.S. Acquisition	Total
Pawn loans	$10,586	$138	$10,724
Pawn loan fees and service charges receivable	885	6	891
Inventory	3,351	169	3,520
Other current assets	2,039	—	2,039
Property and equipment	6,950	10	6,960
Goodwill (1)	19,730	509	20,239
Intangible assets (2)	405	16	421
Other non-current assets	512	—	512
Deferred tax assets	2,296	—	2,296
Current liabilities	(10,001)	(24)	(10,025)
Notes payable	(6,630)	—	(6,630)
Purchase price	$30,123	$824	$30,947

(1)
Substantially all of the goodwill for the U.S. Acquisition is expected to be deductible for U.S. income tax purposes. However, the goodwill for the Latin America Acquisition is not expected to be deductible for Mexico and El Salvador income tax purposes.

(2)
Intangible assets primarily consist of customer relationships, which are included in other non-current assets in the accompanying condensed consolidated balance sheets. Customer relationships are generally amortized over five years.

During the three months ended March 31, 2016, revenue from the 2016 acquisitions since the acquisition dates was $11,330,000. During the three months ended March 31, 2016, the net earnings from the 2016 acquisitions since the acquisition dates (including acquisition and integration costs) was $203,000. Combined transaction and integration costs related to the 2016 acquisitions were approximately $400,000, which are primarily included in administrative expenses in the accompanying condensed consolidated statements of income.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if all the above acquisitions had occurred on January 1, 2015. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition occurred on the date indicated or what may result in the future (in thousands, except per share data):

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$183,203	$184,484	$176,023	$189,436
Net income	13,174	13,221	16,788	17,057

Net income per share:
Basic	$0.47	$0.47	$0.59	$0.60
Diluted	0.47	0.47	0.59	0.60

Note 4 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2015 Credit Facility. The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of adjusted net income. As of March 31, 2016, 2015 and December 31, 2015, deferred debt issuance costs of $3,963,000, $4,591,000 and $4,126,000, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

Revolving Credit Facilities

At March 31, 2016, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2015 Credit Facility”) in the amount of $210,000,000, which matures in October 2020. At March 31, 2016, the Company had $40,000,000 outstanding under the 2015 Credit Facility and $170,000,000 was available for borrowings. The 2015 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The 2015 Credit Facility requires a minimum LIBOR rate of 0%. The weighted-average interest rate on amounts outstanding under the 2015 Credit Facility at March 31, 2016 was 3.00% based on the prevailing 30-day LIBOR rate. The 2015 Credit Facility requires the Company to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with the requirements and covenants of the 2015 Credit Facility as of March 31, 2016. During the three months ended March 31, 2016, the Company made net payments of $18,000,000 pursuant to the 2015 Credit Facility.

At March 31, 2016, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At March 31, 2016, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

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

As cash and cash equivalents have maturities of less than three months, the carrying values of cash and cash equivalents approximate fair value (Level 1 of the fair value hierarchy). Due to their short-term maturities, pawn loans, consumer loans (net) and pawn loan fees and service charges receivable approximate fair value (Level 3 of the fair value hierarchy).

The carrying value of the Company’s prior credit facility approximated fair value as of March 31, 2015. The carrying value of the Company’s current credit facilities (the 2015 Credit Facility and the Mexico Credit Facility) approximated fair value as of March 31, 2016 and December 31, 2015. The fair value of the Notes was approximately $193,000,000, $206,000,000 and $199,000,000 as of March 31, 2016, 2015 and December 31, 2015, respectively, compared to a carrying value of $196,037,000, $195,409,000 and $195,874,000, respectively. These fair values have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

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

Condensed Consolidating Balance Sheet
March 31, 2016
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,216	$2,838	$43,096	$—	$54,150
Pawn loan fees and service charges receivable	—	6,511	10,559	—	17,070
Pawn loans	—	52,809	73,811	—	126,620
Consumer loans, net	—	497	488	—	985
Inventories	—	41,163	49,551	—	90,714
Prepaid expenses and other current assets	4,300	—	2,611	—	6,911
Intercompany receivable	10,570	—	1,601	(12,171)	—
Total current assets	23,086	103,818	181,717	(12,171)	296,450

Property and equipment, net	3,856	57,101	59,755	—	120,712
Goodwill	—	196,733	118,706	—	315,439
Other non-current assets	1,222	4,631	4,438	—	10,291
Deferred tax assets	—	—	10,993	—	10,993
Investments in subsidiaries	665,322	—	—	(665,322)	—
Total assets	$693,486	$362,283	$375,609	$(677,493)	$753,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$17,975	$7,681	$28,840	$—	$54,496
Income taxes payable	—	—	1,433	—	1,433
Intercompany payable	—	—	12,171	(12,171)	—
Total current liabilities	17,975	7,681	42,444	(12,171)	55,929

Revolving unsecured credit facilities	40,000	—	—	—	40,000
Senior unsecured notes	196,037	—	—	—	196,037
Deferred tax liabilities	186	19,964	2,482	—	22,632
Total liabilities	254,198	27,645	44,926	(12,171)	314,598

Total stockholders’ equity	439,288	334,638	330,683	(665,322)	439,287
Total liabilities and stockholders’ equity	$693,486	$362,283	$375,609	$(677,493)	$753,885

Condensed Consolidating Balance Sheet
March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,136	$2,697	$59,970	$—	$75,803
Pawn loan fees and service charges receivable	—	6,667	9,565	—	16,232
Pawn loans	—	52,461	61,845	—	114,306
Consumer loans, net	—	461	516	—	977
Inventories	—	34,802	47,752	—	82,554
Prepaid expenses and other current assets	1,647	—	2,145	(490)	3,302
Intercompany receivable	6,526	—	—	(6,526)	—
Total current assets	21,309	97,088	181,793	(7,016)	293,174

Property and equipment, net	3,916	53,807	54,864	—	112,587
Goodwill	—	181,752	94,793	—	276,545
Other non-current assets	1,120	5,364	4,403	—	10,887
Deferred tax assets	1,600	—	8,845	(1,600)	8,845
Investments in subsidiaries	630,832	—	—	(630,832)	—
Total assets	$658,777	$338,011	$344,698	$(639,448)	$702,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$15,854	$7,604	$18,246	$—	$41,704
Income taxes payable	540	—	—	(490)	50
Intercompany payable	—	—	6,526	(6,526)	—
Total current liabilities	16,394	7,604	24,772	(7,016)	41,754

Revolving unsecured credit facilities	14,500	—	—	—	14,500
Senior unsecured notes	195,409	—	—	—	195,409
Deferred tax liabilities	—	17,370	2,131	(1,600)	17,901
Total liabilities	226,303	24,974	26,903	(8,616)	269,564

Total stockholders’ equity	432,474	313,037	317,795	(630,832)	432,474
Total liabilities and stockholders’ equity	$658,777	$338,011	$344,698	$(639,448)	$702,038

Condensed Consolidating Balance Sheet
December 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,460	$3,765	$77,729	$—	$86,954
Pawn loan fees and service charges receivable	—	7,596	8,810	—	16,406
Pawn loans	—	61,204	56,397	—	117,601
Consumer loans, net	—	624	494	—	1,118
Inventories	—	46,349	47,109	—	93,458
Prepaid expenses and other current assets	6,477	—	3,420	—	9,897
Intercompany receivable	7,382	—	—	(7,382)	—
Total current assets	19,319	119,538	193,959	(7,382)	325,434

Property and equipment, net	3,568	55,585	53,294	—	112,447
Goodwill	—	196,224	99,385	—	295,609
Other non-current assets	1,290	4,893	3,901	—	10,084
Deferred tax assets	—	—	9,321	—	9,321
Investments in subsidiaries	675,574	—	—	(675,574)	—
Total assets	$699,751	$376,240	$359,860	$(682,956)	$752,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$14,308	$7,929	$20,015	$—	$42,252
Income taxes payable	—	—	3,923	—	3,923
Intercompany payable	—	—	7,382	(7,382)	—
Total current liabilities	14,308	7,929	31,320	(7,382)	46,175

Revolving unsecured credit facilities	58,000	—	—	—	58,000
Senior unsecured notes	195,874	—	—	—	195,874
Deferred tax liabilities	187	18,880	2,397	—	21,464
Total liabilities	268,369	26,809	33,717	(7,382)	321,513

Total stockholders’ equity	431,382	349,431	326,143	(675,574)	431,382
Total liabilities and stockholders’ equity	$699,751	$376,240	$359,860	$(682,956)	$752,895

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2016
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$45,825	$72,951	$—	$118,776
Pawn loan fees	—	21,329	30,104	—	51,433
Consumer loan and credit services fees	—	5,127	559	—	5,686
Wholesale scrap jewelry revenue	—	4,243	3,065	—	7,308
Total revenue	—	76,524	106,679	—	183,203

Cost of revenue:
Cost of retail merchandise sold	—	27,601	46,821	—	74,422
Consumer loan and credit services loss provision	—	907	140	—	1,047
Cost of wholesale scrap jewelry sold	—	3,443	2,428	—	5,871
Total cost of revenue	—	31,951	49,389	—	81,340

Net revenue	—	44,573	57,290	—	101,863

Expenses and other income:
Store operating expenses	—	23,935	31,476	—	55,411
Administrative expenses (1)	9,609	—	8,059	—	17,668
Depreciation and amortization	174	1,696	3,067	—	4,937
Interest expense	4,394	—	66	—	4,460
Interest income	(2)	—	(272)	—	(274)
Total expenses and other income	14,175	25,631	42,396	—	82,202

Income (loss) before income taxes	(14,175)	18,942	14,894	—	19,661

Provision for income taxes	(5,178)	7,000	4,665	—	6,487

Income (loss) before equity in net income of subsidiaries	(8,997)	11,942	10,229	—	13,174

Equity in net income of subsidiaries	22,171	—	—	(22,171)	—

Net income (loss)	$13,174	$11,942	$10,229	$(22,171)	$13,174
Other comprehensive income (loss):
Currency translation adjustment	(2,489)	—	—	—	(2,489)
Comprehensive income (loss)	$10,685	$11,942	$10,229	$(22,171)	$10,685

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$42,853	$67,601	$—	$110,454
Pawn loan fees	—	21,255	27,399	—	48,654
Consumer loan and credit services fees	—	6,968	627	—	7,595
Wholesale scrap jewelry revenue	—	5,136	4,184	—	9,320
Total revenue	—	76,212	99,811	—	176,023

Cost of revenue:
Cost of retail merchandise sold	—	24,722	43,524	—	68,246
Consumer loan and credit services loss provision	—	926	71	—	997
Cost of wholesale scrap jewelry sold	—	4,708	3,301	—	8,009
Total cost of revenue	—	30,356	46,896	—	77,252

Net revenue	—	45,856	52,915	—	98,771

Expenses and other income:
Store operating expenses	—	22,746	29,575	—	52,321
Administrative expenses (1)	6,572	—	7,266	—	13,838
Depreciation and amortization	219	1,643	2,685	—	4,547
Interest expense	4,020	—	—	—	4,020
Interest income	(1)	—	(343)	—	(344)
Total expenses and other income	10,810	24,389	39,183	—	74,382

Income (loss) before income taxes	(10,810)	21,467	13,732	—	24,389

Provision for income taxes	(3,718)	7,942	3,377	—	7,601

Income (loss) before equity in net income of subsidiaries	(7,092)	13,525	10,355	—	16,788

Equity in net income of subsidiaries	23,880	—	—	(23,880)	—

Net income (loss)	$16,788	$13,525	$10,355	$(23,880)	$16,788
Other comprehensive income (loss):
Currency translation adjustment	(6,999)	—	—	—	(6,999)
Comprehensive income (loss)	$9,789	$13,525	$10,355	$(23,880)	$9,789

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$28,542	$17,178	$13,083	$(33,727)	$25,076
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	12,309	(7,016)	—	5,293
Purchases of property and equipment	(462)	(2,905)	(2,976)	—	(6,343)
Acquisitions of pawn stores, net of cash acquired	—	(774)	(25,271)	—	(26,045)
Investing activity with subsidiaries	(3,794)	—	—	3,794	—
Net cash flow provided by (used in) investing activities	(4,256)	8,630	(35,263)	3,794	(27,095)
Cash flow from financing activities:
Borrowings from revolving credit facilities	11,500	—	—	—	11,500
Repayments of revolving credit facilities	(29,500)	—	—	—	(29,500)
Repayments of notes payable	—	—	(6,532)	—	(6,532)
Dividends paid	(3,530)	—	—	—	(3,530)
Proceeds from intercompany financing related activity	—	3,679	115	(3,794)	—
Intercompany dividends paid	—	(30,414)	(3,313)	33,727	—
Net cash flow provided by (used in) financing activities	(21,530)	(26,735)	(9,730)	29,933	(28,062)
Effect of exchange rates on cash	—	—	(2,723)	—	(2,723)
Change in cash and cash equivalents	2,756	(927)	(34,633)	—	(32,804)
Cash and cash equivalents at beginning of the period	5,460	3,765	77,729	—	86,954
Cash and cash equivalents at end of the period	$8,216	$2,838	$43,096	$—	$54,150

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$28,747	$22,078	$13,954	$(37,349)	$27,430
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	12,637	(4,325)	—	8,312
Purchases of property and equipment	(138)	(1,192)	(3,056)	—	(4,386)
Acquisitions of pawn stores, net of cash acquired	—	(1,250)	(300)	—	(1,550)
Investing activity with subsidiaries	(2,916)	—	—	2,916	—
Net cash flow provided by (used in) investing activities	(3,054)	10,195	(7,681)	2,916	2,376
Cash flow from financing activities:
Borrowings from revolving credit facilities	21,555	—	—	—	21,555
Repayments of revolving credit facilities	(29,455)	—	—	—	(29,455)
Purchases of treasury stock	(16,974)	—	—	—	(16,974)
Proceeds from exercise of share-based compensation awards	2,901	—	—	—	2,901
Income tax benefit from exercise of stock options	1,617	—	—	—	1,617
Proceeds from intercompany financing related activity	—	2,442	474	(2,916)	—
Intercompany dividends paid	—	(35,164)	(2,185)	37,349	—
Net cash flow provided by (used in) financing activities	(20,356)	(32,722)	(1,711)	34,433	(20,356)
Effect of exchange rates on cash	—	—	(1,639)	—	(1,639)
Change in cash and cash equivalents	5,337	(449)	2,923	—	7,811
Cash and cash equivalents at beginning of the period	7,799	3,146	57,047	—	67,992
Cash and cash equivalents at end of the period	$13,136	$2,697	$59,970	$—	$75,803

Certain amounts in the above condensed consolidating financial statements for the period ended March 31, 2015 have been reclassified in order to conform to the 2016 presentation and revised to correct certain prior-year errors as more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any previously issued financial statements.

The impact of these reclassifications and revisions to the condensed consolidating financial statements for the period ended March 31, 2015 are summarized in the tables below:

Summary Condensed Consolidating Balance Sheet
March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Total assets, as reported	$852,794	$300,088	$572,045	$(1,019,639)	$705,288
Reclassifications	(4,591)	37,923	(37,923)	1,341	(3,250)
Revisions	(189,426)	—	(189,424)	378,850	—
Total assets, revised	$658,777	$338,011	$344,698	$(639,448)	$702,038

Total liabilities, as reported	$403,760	$21,958	$23,391	$(192,855)	$256,254
Reclassifications	(4,591)	3,016	(3,016)	1,341	(3,250)
Revisions	(172,866)	—	6,528	182,898	16,560
Total liabilities, revised	$226,303	$24,974	$26,903	$(8,616)	$269,564

Total stockholders’ equity, as reported	$449,034	$278,130	$548,654	$(826,784)	$449,034
Reclassifications	—	34,907	(34,907)	—	—
Revisions	(16,560)	—	(195,952)	195,952	(16,560)
Total stockholders’ equity, revised	$432,474	$313,037	$317,795	$(630,832)	$432,474

Summary Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net income (loss), as reported	$(7,092)	$12,522	$11,358	$—	$16,788
Reclassifications	23,880	1,003	(1,003)	(23,880)	—
Net income (loss), revised	$16,788	$13,525	$10,355	$(23,880)	$16,788

Other comprehensive income (loss), as reported:	$(7,092)	$12,522	$6,809	$—	$12,239
Reclassifications	23,880	1,003	(1,003)	(23,880)	—
Revisions	(6,999)	—	4,549	—	(2,450)
Other comprehensive income (loss), revised:	$9,789	$13,525	$10,355	$(23,880)	$9,789

Summary Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities, as reported	$23,097	$(10,584)	$14,917	$—	$27,430
Reclassifications	—	(24)	24	—	—
Revisions	5,650	32,686	(987)	(37,349)	—
Cash flow from operating activities, revised	$28,747	$22,078	$13,954	$(37,349)	$27,430

Cash flow from investing activities, as reported	$2,596	$10,159	$(10,379)	$—	$2,376
Reclassifications	—	36	(36)	—	—
Revisions	(5,650)	—	2,734	2,916	—
Cash flow from investing activities, revised	$(3,054)	$10,195	$(7,681)	$2,916	$2,376

Cash flow from financing activities, as reported	$(20,356)	$—	$—	$—	$(20,356)
Reclassifications	—	(32,722)	(1,711)	34,433	—
Cash flow from financing activities, revised	$(20,356)	$(32,722)	$(1,711)	$34,433	$(20,356)

Note 7 - Subsequent Event

On April 28, 2016, the Company and Cash America International, Inc., a Texas corporation (“Cash America”), announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, Cash America and Frontier Merger Sub, LLC (“Merger Sub”), a Texas limited liability company and a direct wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, the companies will combine in an all-stock merger of equals. Upon the terms and subject to the conditions set forth in the Merger Agreement, Cash America will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and remaining a wholly owned subsidiary of the Company. Upon completion of the transaction, the combined company will be named FirstCash, Inc. and will have one of the largest retail pawn store footprints in Latin America and the United States, with over 2,000 locations across four countries. The transaction is expected to close in the second half of 2016, subject to the satisfaction of customary closing conditions, the expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain approvals by the stockholders of both the Company and Cash America. Under the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both the Company and Cash America, each holder of Cash America common stock will receive a fixed exchange ratio of 0.84 shares of the Company’s common stock for each Cash America share they own. Following the close of the transaction, the Company’s stockholders will own approximately 58% of the combined company, and Cash America’s shareholders will own approximately 42%. Pending completion of the transaction, both companies expect to continue paying quarterly cash dividends under each company’s existing dividend policy, and the respective stock repurchase programs of the Company and Cash America will be suspended. See Part II, “Item 1A. Risk Factors” for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. References in this quarterly report on Form 10-Q to “year-to-date” refer to the three-month period from January 1, 2016 to March 31, 2016.

GENERAL

The Company is a leading operator of retail-based pawn stores in the United States and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for approximately 97% of the Company’s consolidated revenue during the three months ended March 31, 2016 compared to 96% during the three months ended March 31, 2015.

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

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 3% of consolidated revenue during the three months ended March 31, 2016 compared to 4% during the three months ended March 31, 2015.

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

The Company’s business is subject to seasonal variations. Therefore, operating results for the current quarter are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping.

In April 2016, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, Cash America International, Inc. (“Cash America”) and Frontier Merger Sub, LLC, a Texas limited liability company and a direct wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, the companies will combine in an all-stock merger of equals (the “Merger”). Upon completion of the transaction, the combined company will be named FirstCash, Inc. and will have one of the largest retail pawn store footprints in Latin America and the United States, with over 2,000 locations across four countries. See Note 7 of Notes to Condensed Consolidated Financial Statements for further information.

OPERATIONS AND LOCATIONS

As of March 31, 2016, the Company had 1,273 store locations in 14 U.S. states, 32 states in Mexico, Guatemala and El Salvador, which represents a net store-count increase of 26% over the number of stores at March 31, 2015.

The following table details store count activity for the three months ended March 31, 2016:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	296	42	338
Locations acquired	1	—	1
Locations closed or consolidated	(1)	(1)	(2)
Total locations, end of period	296	41	337

Latin America:
Total locations, beginning of period	709	28	737
New locations opened	20	—	20
Locations acquired	179	—	179
Total locations, end of period	908	28	936

Total:
Total locations, beginning of period	1,005	70	1,075
New locations opened	20	—	20
Locations acquired	180	—	180
Locations closed or consolidated	(1)	(1)	(2)
Total locations, end of period	1,204	69	1,273

(1)	At March 31, 2016, 137 of the U.S. pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)	The Company’s U.S. free-standing consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2015 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2016.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from an independent third-party lender as of March 31, 2016 as compared to March 31, 2015 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate. See “—Non-GAAP Financial Information—Constant Currency Results” below.

				Constant Currency Basis
				Balance at
				March 31,	Increase /
	Balance at March 31,		Increase /	2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S.:
Pawn loans	$59,318	$58,278	2%	$59,318	2%
CSO credit extensions held by independent third-party (1)	5,250	7,270	(28)%	5,250	(28)%
Other consumer loans	542	526	3%	542	3%
Combined customer loans (2)	65,110	66,074	(1)%	65,110	(1)%
Latin America:
Pawn loans	67,302	56,028	20%	76,747	37%
Other consumer loans	443	451	(2)%	509	13%
Combined customer loans	67,745	56,479	20%	77,256	37%
Total:
Pawn loans	126,620	114,306	11%	136,065	19%
CSO credit extensions held by independent third-party (1)	5,250	7,270	(28)%	5,250	(28)%
Other consumer loans	985	977	1%	1,051	8%
Combined customer loans (2)	$132,855	$122,553	8%	$142,366	16%
Pawn inventories:
U.S.	$49,954	$44,124	13%	$49,954	13%
Latin America	40,760	38,430	6%	46,641	21%
Combined inventories	$90,714	$82,554	10%	$96,595	17%

(1)
CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by an independent third-party lender, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

(2)
Combined customer loans is a non-GAAP measure as it includes CSO credit extensions held by an independent third-party not included on the Company’s balance sheet. The Company believes this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. The Company also believes the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on the Company’s balance sheet since both credit services fee revenue and the corresponding loss provision are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

The following tables detail the composition of pawn collateral and the average outstanding pawn loan receivable as of March 31, 2016 as compared to March 31, 2015.

	Balance at March 31,
	2016	2015
Composition of pawn collateral:
U.S. pawn loans:
General merchandise	45%	44%
Jewelry	55%	56%
	100%	100%
Latin America pawn loans:
General merchandise	82%	89%
Jewelry	18%	11%
	100%	100%
Total pawn loans:
General merchandise	65%	66%
Jewelry	35%	34%
	100%	100%

				Constant Currency Basis
				Balance at
				March 31,	Increase /
	Balance at March 31,			2016	(Decrease)
	2016	2015	Decrease	(Non-GAAP)	(Non-GAAP)
Average outstanding pawn loan amount:
U.S. pawn loans	$169	$172	(2)%	$169	(2)%
Latin America pawn loans	64	64	—%	73	14%
Total pawn loans	90	94	(4)%	96	2%

Three Months Ended March 31, 2016 Compared To The Three Months Ended March 31, 2015

The following table details the components of the Company’s revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 21% from 14.9 to 1 during the first quarter of 2015 to 18.0 to 1 during the first quarter of 2016. The end-of-period value of the Mexican peso to the U.S. dollar decreased 14% from 15.2 to 1 at March 31, 2015 to 17.4 to 1 at March 31, 2016. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of March 31, 2016 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico was exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated revenue stream. For the three months ended March 31, 2016, the Company’s Latin American revenues and net income would have been approximately $18,122,000 and $2,101,000 higher, respectively, had foreign currency exchange rates remained consistent with those for the three months ended March 31, 2015. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2015 annual report on Form 10-K.

				Constant Currency Basis
	Three Months Ended			Three Months Ended	Increase /
	March 31,		Increase /	March 31, 2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S. revenue:
Retail merchandise sales	$55,061	$52,006	6%	$55,061	6%
Pawn loan fees	24,245	23,906	1%	24,245	1%
Consumer loan and credit services fees	5,209	7,064	(26)%	5,209	(26)%
Wholesale scrap jewelry revenue	4,794	5,738	(16)%	4,794	(16)%
	89,309	88,714	1%	89,309	1%
Latin America revenue:
Retail merchandise sales	63,715	58,448	9%	76,433	31%
Pawn loan fees	27,188	24,748	10%	32,493	31%
Consumer loan and credit services fees	477	531	(10)%	576	8%
Wholesale scrap jewelry revenue	2,514	3,582	(30)%	2,514	(30)%
	93,894	87,309	8%	112,016	28%
Total revenue:
Retail merchandise sales	118,776	110,454	8%	131,494	19%
Pawn loan fees	51,433	48,654	6%	56,738	17%
Consumer loan and credit services fees	5,686	7,595	(25)%	5,785	(24)%
Wholesale scrap jewelry revenue	7,308	9,320	(22)%	7,308	(22)%
	$183,203	$176,023	4%	$201,325	14%

Latin America revenue accounted for approximately 51% of total revenue for the first quarter of 2016, while U.S. revenue accounted for approximately 49% of the total revenue. On a constant currency basis, Latin America revenue accounted for approximately 56% of total revenue for the first quarter of 2016, while U.S. revenue accounted for approximately 44% of the total revenue.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 8% (19% on a constant currency basis) to $118,776,000 during the first quarter of 2016 compared to $110,454,000 for the first quarter of 2015. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increase in retail inventories available for sale. During the first quarter of 2016, the gross profit margin on retail merchandise sales was 37% compared to 38% during the first quarter of 2015.
Pawn inventories increased from $82,554,000 at March 31, 2015 to $90,714,000 at March 31, 2016, largely as a result of the 25% increase in the weighted-average store count during the first quarter of 2016 and the maturation of existing stores. At March 31, 2016, the Company’s pawn inventories were composed of: 32% jewelry (primarily gold jewelry held for retail sale), 38% electronics and appliances, 10% tools, 9% sporting goods and 11% other. At March 31, 2015, the Company’s pawn inventories were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 41% electronics and appliances, 10% tools, 8% sporting goods and 11% other. At March 31, 2016, 95% of total inventories had been held for one year or less, while 5% had been held for more than one year. At March 31, 2015, 94% of total inventories had been held for one year or less, while 6% had been held for more than one year.

Pawn Lending Operations

Pawn loan fees increased 6% (17% increase on a constant currency basis) totaling $51,433,000 during the first quarter of 2016 compared to $48,654,000 for the first quarter of 2015. Consolidated pawn receivables as of March 31, 2016 increased 11% (19% increase on a constant currency basis) compared to March 31, 2015. The increase in constant currency pawn fees and receivables was primarily due to store additions. Latin America same-store pawn receivables increased 5% on a constant currency basis while U.S. same-store pawn receivables declined 4% as of March 31, 2016 compared to March 31, 2015.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 25% (24% on a constant currency basis) to $5,686,000 during the first quarter of 2016 compared to $7,595,000 for the first quarter of 2015. The Company attributes the decrease in part to decreased consumer demand, additional regulatory restrictions in certain markets where the Company’s consumer lending operations are focused and the closure of 17 stand-alone consumer finance stores since March 31, 2015. In addition, the Company expects to close approximately 12 stand-alone consumer finance stores during the second and third quarters of 2016. Consumer/payday loan-related products comprised 3% of total revenue for the first quarter of 2016 compared to 4% for the first quarter of 2015.

Wholesale Scrap Jewelry Operations

Wholesale scrap jewelry revenue during the three months ended March 31, 2016 consisted primarily of gold sales, which decreased 22% to $7,308,000 during the first quarter of 2016 compared to $9,320,000 for the first quarter of 2015. Approximately 5,200 ounces of gold were sold at an average selling price of $1,200 per ounce compared to approximately 6,500 ounces of gold sold at an average selling price of $1,199 per ounce in the prior-year period. The scrap gross profit margin was 20% during the first quarter of 2016 compared to 14% for the first quarter of 2015. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the first quarter of 2016 and 2015. The Company’s exposure to gold price risk is described further in the Company’s 2015 annual report on Form 10-K.

Combined Revenue Results

The increase in quarter-over-quarter total revenue of 4% (14% on a constant currency basis) reflected a 7% increase (18% on a constant currency basis) in combined retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core wholesale scrap jewelry revenue and consumer loan fees. Same-store core revenue from retail sales and pawn fees increased 3% on a consolidated, constant currency basis from the first quarter of 2015 to the first quarter of 2016. Same-store core revenue in Latin America increased 8% (on a constant currency basis), offset by a decrease in same-store core revenue of 2% in the U.S. as compared to the prior-year period.

Store Operating Expenses

Store operating expenses increased by 6% (15% on a constant currency basis) to $55,411,000 during the first quarter of 2016 compared to $52,321,000 during the first quarter of 2015, primarily as a result of the 25% increase in the weighted-average store count, partially offset by a 21% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses increased 2% on a constant currency basis, compared to the prior-year period.

The net store profit contribution for the first quarter of 2016 was $42,304,000, which equates to a store-level operating margin of 23% compared to $42,663,000 and 24% in the prior-year quarter, respectively. The decline in the store-level operating margin related primarily to a 30% decrease (29% on a constant currency basis) in net revenue from payday lending.

Administrative Expenses, Interest, Taxes and Income

Administrative expenses increased 28% to $17,668,000 during the first quarter of 2016 compared to $13,838,000 during the first quarter of 2015, primarily as a result of a 25% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by a 21% decline in the average value of the Mexican peso which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses increased from 8% during the first quarter of 2015 to 10% during the first quarter of 2016 primarily due to the recent Latin America Acquisition. The Company anticipates certain administrative cost synergies beginning in the second half of fiscal 2016 as the Company continues integration efforts related to the Latin America Acquisition.

Interest expense increased to $4,460,000 in the first quarter of 2016 compared to $4,020,000 for the first quarter of 2015, reflecting an increase in the amount of outstanding debt. See “—Liquidity and Capital Resources.”

For the first quarter of 2016 and 2015, the Company’s effective federal income tax rates were 33.0% and 31.2%, respectively. The Company expects the effective tax rate for the remainder of 2016 to be between 32% and 33%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 22% to $13,174,000 during the first quarter of 2016 compared to $16,788,000 during the first quarter of 2015, primarily as a result of the weaker value of the Mexican peso versus the U.S. dollar and the continued declines in non-core jewelry scrapping and non-core payday lending operations. These decreases were partially offset by the continued growth in core pawn operations. Comprehensive income increased 9% to $10,685,000 during the first quarter of 2016 compared to $9,789,000 during the first quarter of 2015, as a result of the translation of the Company’s net assets denominated in local currencies into U.S. dollars as of March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, the Company’s primary sources of liquidity were $54,150,000 in cash and cash equivalents, $180,000,000 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $144,675,000 in customer loans and pawn loan fees and service charges receivable and $90,714,000 in inventories. As of March 31, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $42,634,000, which is primarily held in Mexican pesos. The Company had working capital of $240,521,000 as of March 31, 2016 and total equity exceeded liabilities by a ratio of 1.4 to 1.

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2015 Credit Facility. The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of adjusted net income. As of March 31, 2016, 2015 and December 31, 2015, deferred debt issuance costs of $3,963,000, $4,591,000 and $4,126,000, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

At March 31, 2016, the Company maintained a line of credit with a group of U.S. based commercial lenders (the "2015 Credit Facility") in the amount of $210,000,000, which matures in October 2020. At March 31, 2016, the Company had $40,000,000 outstanding under the 2015 Credit Facility and $170,000,000 was available for borrowings. The 2015 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The 2015 Credit Facility requires a minimum LIBOR rate of 0%.The weighted-average interest rate on amounts outstanding under the 2015 Credit Facility at March 31, 2016 was 3.00% based on the prevailing 30-day LIBOR rate. The 2015 Credit Facility requires the Company to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with the requirements and covenants of the 2015 Credit Facility as of March 31, 2016, and believes it has the capacity to borrow the full amount available under the 2015 Credit Facility under the most restrictive covenant. During the three months ended March 31, 2016, the Company made net payments of $18,000,000 pursuant to the 2015 Credit Facility.

The Company must obtain the consent of certain of the lenders under the 2015 Credit Facility prior to consummation of the Merger with Cash America and, as a result, the Company intends to amend or refinance the 2015 Credit Facility and potentially seek additional sources of financing. Although the Company believes that it will be able to obtain any necessary amendment or refinancing of the 2015 Credit Facility at a reasonable cost, there can be no assurance that it will succeed in obtaining such amendment or refinancing on favorable terms, if at all.

At March 31, 2016, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at the prevailing 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of March 31, 2016, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At March 31, 2016, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, dollar amounts in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cash flow provided by operating activities	$25,076	$27,430
Cash flow provided by (used in) investing activities	$(27,095)	$2,376
Cash flow used in financing activities	$(28,062)	$(20,356)

	Balance at March 31,
	2016	2015
Working capital (1)	$240,521	$251,420
Current ratio (1)	5.30:1	7.02:1
Liabilities to equity (1)	72%	62%
Inventory turns (trailing twelve months)	3.4x	3.6x

(1)	Prior year amounts have been revised or reclassified. See Note 1 of Notes to Condensed Consolidated Financial Statements for further information.

Net cash provided by operating activities decreased $2,354,000, or 9%, from $27,430,000 for the three months ended March 31, 2015 to $25,076,000 for the three months ended March 31, 2016, due primarily to a decrease in net income of $3,614,000, partially offset by net changes in certain operating assets and liabilities (as noted in the condensed consolidated statements of cash flows).

Net cash used in investing activities increased $29,471,000, or 1,240%, from net cash provided by investing activities of $2,376,000 for the three months ended March 31, 2015 to net cash used in investing activities of $27,095,000 for the three months ended March 31, 2016. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $26,045,000 in cash related to acquisitions during the three months ended March 31, 2016 compared to $1,550,000 in the prior-year period. The Company funded loans of $5,293,000 during the three months ended March 31, 2016 compared to $8,312,000 during the three months ended March 31, 2015.

Net cash used in financing activities increased $7,706,000, or 38%, from $20,356,000 for the three months ended March 31, 2015 to $28,062,000 for the three months ended March 31, 2016. Net payments on the Company’s credit facilities were $7,900,000 during the three months ended March 31, 2015 compared to net payments of $18,000,000 during the three months ended March 31, 2016. In addition, the Company repaid approximately $6,532,000 in peso-denominated debt from the Latin America Acquisition during the three months ended March 31, 2016. The Company repurchased shares of its common stock ($0 during the three months ended March 31, 2016 compared to $16,974,000 during the three months ended March 31, 2015), and realized proceeds from the exercise of stock options and the related tax benefit of $0 during the three months ended March 31, 2016 compared to $4,518,000 during the three months ended March 31, 2015. In addition, the Company paid dividends of $3,530,000 during the three months ended March 31, 2016, while no dividends were paid during the three months ended March 31, 2015.

During the three months ended March 31, 2016, the Company opened 20 new pawn stores in Mexico, acquired 166 pawn stores in Mexico, acquired one pawn store in the U.S. and acquired 13 pawn stores in El Salvador. The purchase price of the 2016 acquisitions, net of cash acquired, was $30,947,000 and was composed of $26,045,000 in cash paid during the three months ended March 31, 2016 and an additional $4,902,000 payable on or before January 2017. The Company funded $6,343,000 in capital expenditures, primarily for new stores, during the three months ended March 31, 2016 and could fund capital expenditures at a similar annualized rate in the remainder of 2016. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2016 included net cash flow from operating activities of $25,076,000 for the three months ended March 31, 2016.

The Company intends to continue expansion primarily through acquisitions and new store openings. For fiscal 2016, the Company expects to add approximately 210 to 225 stores, of which 200 have already occurred during the first three months of 2016. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2016.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no contractual commitments for materially significant future acquisitions, business combinations or capital commitments, other than its proposed Merger with Cash America. The Company will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

In connection with its proposed Merger with Cash America, the Company has incurred, and expects to incur additional costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The substantial majority of these costs will be non-recurring expenses relating to the Merger, including costs relating to integration planning. These costs could have a material impact on the financial condition and results of operation of the Company prior to the completion of the proposed transaction and of the combined company following completion of the proposed transaction.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2016, the Company did not repurchase any of its common stock and 1,148,000 shares remain available for repurchase under the repurchase program. The Company has suspended repurchases under its repurchase program pending the completion of the Merger. Following the completion of the Merger, continued share repurchases will be subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

In January 2016, the Company’s Board of Directors approved the initiation of a cash dividend payment at an annual rate of $0.50 per share to be paid quarterly. The first quarterly dividend payment was paid on March 15, 2016 to stockholders of record as of March 1, 2016. In April 2016, the Company’s Board of Directors declared a $0.125 per share second quarter cash dividend on common shares outstanding, which will be paid on June 15, 2016 to stockholders of record as of June 1, 2016. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

Adjusted Net Income and Adjusted Net Income Per Share
Management believes the presentation of adjusted net income and adjusted net income per share (“Adjusted Income Measures”) provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current period with the prior period presented.

The following table provides a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (unaudited, in thousands, except per share data):

	Three Months Ended March 31,
	2016		2015
	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$13,174	$0.47	$16,788	$0.59
Adjustments, net of tax:
Non-recurring restructuring expenses related to U.S. consumer loan operations	—	—	90	—
Non-recurring acquisition expenses	260	0.01	46	—
Adjusted net income	$13,434	$0.48	$16,924	$0.59

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above (unaudited, in thousands):

	Three Months Ended March 31,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Non-recurring restructuring expenses related to U.S. consumer loan operations	$—	$—	$—	$129	$39	$90
Non-recurring acquisition expenses	400	140	260	65	19	46
Total adjustments	$400	$140	$260	$194	$58	$136

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income	$13,174	$16,788	$57,096	$79,272
Income taxes	6,487	7,601	25,857	33,089
Depreciation and amortization (1)	4,937	4,458	17,925	17,662
Interest expense	4,460	4,020	17,327	16,111
Interest income	(274)	(344)	(1,496)	(945)
EBITDA	28,784	32,523	116,709	145,189
Adjustments:
Non-recurring restructuring expenses related to U.S. consumer loan operations	—	129	8,749	129
Non-recurring acquisition expenses	400	65	3,210	1,063
Adjusted EBITDA	$29,184	$32,717	$128,668	$146,381

Adjusted EBITDA margin calculated as follows:
Total revenue			$711,782	$719,123
Adjusted EBITDA			$128,668	$146,381
Adjusted EBITDA as a percentage of revenue			18%	20%

Leverage ratio (indebtedness divided by adjusted EBITDA):
Indebtedness (2)			$240,000	$214,500
Adjusted EBITDA			$128,668	$146,381
Leverage ratio			1.9:1	1.5:1

(1)
For the three months and trailing twelve months ended March 31, 2015, excludes $89,000 of depreciation and amortization and for the trailing twelve months ended March 31, 2016, excludes $404,000 of depreciation and amortization, which are included in the non-recurring restructuring expenses related to U.S. consumer loan operations.

(2)
Excludes deferred debt issuance costs of $3,963,000 and $4,591,000 as of March 31, 2016 and 2015, respectively, which are included as a direct deduction from the carrying amount of the senior unsecured notes in the condensed consolidated balance sheets.

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

	Trailing Twelve Months Ended
	March 31,
	2016	2015
Cash flow from operating activities	$90,395	$99,916
Cash flow from investing activities:
Loan receivables	(6,735)	69
Purchases of property and equipment	(23,030)	(22,666)
Free cash flow	$60,630	$77,319

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance. The Company’s management uses constant currency results to evaluate operating results of business operations in Latin America, which are primarily transacted in local currencies. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. As the Company acquired the Guatemalan stores on December 31, 2015, there are no prior year comparisons and current year results were translated at an average exchange rate of 7.7 Guatemalan quetzales / U.S. dollar. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso for the current and prior year periods (unaudited):

	March 31,
	2016	2015	Decrease
Mexican peso / U.S. dollar exchange rate:
End-of-period	17.4	15.2	(14)%
Three months ended	18.0	14.9	(21)%

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

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected. In many municipal, state and federal jurisdictions, in both the United States and countries in Latin America, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2015 annual report on Form 10-K filed with the SEC on February 17, 2016. There have been no material changes to the Company’s regulatory developments since December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2015 annual report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. There have been no material changes to the Company’s exposure to market risks since December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of March 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2015 annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2015 annual report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2015 annual report on Form 10-K.

As a result of the Company entering into the Merger Agreement with Cash America, certain risk factors, as provided below, have been identified in addition to those previously reported in the Company’s 2015 annual report on Form 10-K. These risks and the other risks associated with the proposed Merger with Cash America will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that the Company will file with the SEC in connection with the proposed transaction with Cash America. The Company urges you to read the registration statement on Form S-4 once it becomes available because it will contain important information about the Merger, including relevant risk factors.

The consummation of the Merger with Cash America is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that are outside of the Company’s or Cash America’s control and that the Company and Cash America may be unable to obtain or may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the proposed transaction or cause the parties to abandon the proposed transaction.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond the Company’s and Cash America’s control. The Merger Agreement includes the following conditions that must be met for completion of the Merger: (i) the approval of the Merger Agreement by the affirmative vote of the holders of two-thirds of all outstanding shares of Cash America’s common stock; (ii) the approval, by a majority of the shares of the Company’s common stock present in person or represented by proxy at the Company’s special stockholders meeting, of the issuance of shares of the Company’s common stock to be issued to the Cash America shareholders in the Merger; (iii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iv) the absence of any order or law prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 to be filed by the Company; (vi) the receipt of certain tax opinions; and (vii) the absence of a material adverse effect with respect to either the Company or Cash America (as defined in the Merger Agreement). The Company and Cash America may be unable to obtain the regulatory approvals required for the Merger, or the required regulatory approvals may delay the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the proposed Merger or cause the parties to abandon the proposed transaction.

While the Merger is pending, the Company will be subject to business uncertainties that could adversely affect its business and operations.

Uncertainty about the effect of the Merger on employees, customers and other persons with whom the Company has a business relationship may have an adverse effect on the Company’s business, operations and stock price. In connection with the pendency of the Merger, existing customers could decide to no longer do business with the Company. In addition, certain Company projects may be delayed or ceased and business decisions could be deferred. Persons with whom the Company has a business relationship could also decide to terminate, modify or renegotiate their relationships with the Company or take other actions as a result of the Merger that could negatively affect the Company’s revenue, earnings and cash flows. Employee retention may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart, the business of the Company prior to the Merger, and the business of the combined company following the Merger, could be materially harmed. In addition, stockholders and market analysts could also have a negative perception of the Merger, which could cause a material reduction in the Company’s stock price and could also result in the Company not achieving the requisite vote to approve the issuance of the Company’s shares in the Merger.

The Company expects to incur substantial transaction-related costs in connection with the Merger.

The Company has incurred, and expects to incur additional costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The substantial majority of these costs will be non-recurring expenses relating to the Merger, including costs relating to integration planning. These costs could have a material adverse effect on the financial condition and results of operation of the Company prior to the Merger and of the combined company following the Merger.

Failure to complete the Merger could negatively impact the Company and its future operations.

If the Merger is not completed for any reason, the Company may be subjected to a number of material risks. The price of the Company’s common stock may decline to the extent that its current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid by the Company whether or not the Merger is completed. Furthermore, the Company may experience negative reactions from its customers, stockholders and market analysts and could lose employees necessary to operate its business. Additionally, if the Merger Agreement is terminated, the Company will not recognize the anticipated benefits of the Merger and, under certain circumstances, could incur a termination fee of $30 million in connection with such termination.

The Company and Cash America may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.

The ability of the Company and Cash America to realize the anticipated benefits of the Merger will depend, to a large extent, on the combined company’s ability to successfully integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, the Company and Cash America will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the full realization of the anticipated benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely impact the business, financial condition and results of operations of the combined company. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention. The challenges of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	difficulties in establishing effective uniform controls, standards, systems, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the combined company; and

•	challenges in keeping key business relationships in place.
Many of these factors will be outside of the control of the Company and Cash America and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and diversion of management’s time and energy, which could have a material adverse effect on the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of the Company and Cash America are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or cash flows that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of the Company and Cash America. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the transaction, negatively impact the price of the combined company’s stock, impair the ability of the combined company to return capital to its stockholders or have a material adverse effect on the business, financial condition and results of operations of the combined company.

Legal proceedings in connection with the Merger could delay or prevent the completion of the Merger.

If the Company or Cash America is the subject of litigation that is related to the Merger, it could cause the Company to incur substantial expenditures, generate adverse publicity and could delay or prevent the Merger. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2016 through March 31, 2016, the Company granted a total of 51,000 nonvested shares of restricted common stock to certain executives of the Company. A total of 7,000 restricted shares, primarily granted in previous years, vested and were issued during the period from January 1, 2016 through March 31, 2016.

The transactions set forth in the above paragraph were completed pursuant to Section 4(2) of the Securities Act of 1933, did not involve a public offering and were granted to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. All grants of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2016, the Company did not repurchase any of its common stock and 1,148,000 shares remain available for repurchase under the repurchase program. The Company has suspended repurchases under its repurchase program pending the completion of the Merger. Following the completion of the Merger, continued share repurchases will be subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	0-19133	2.1	04/28/2016
3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and BOKF, NA, dba Bank of Texas (including the form of Note attached as an exhibit thereto)	8-K	0-19133	4.1	03/25/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, filed with the SEC on May 9, 2016, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2016, March 31, 2015 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and March 31, 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.
X

*
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request by the Commission.

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

Dated: May 9, 2016	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	0-19133	2.1	04/28/2016
3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and BOKF, NA, dba Bank of Texas (including the form of Note attached as an exhibit thereto)	8-K	0-19133	4.1	03/25/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, filed with the SEC on May 9, 2016, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2016, March 31, 2015 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and March 31, 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.
X

*
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request by the Commission.

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