Form 10-Q
period 2016-06-30
FIRST CASH FINANCIAL SERVICES INC
filed 2016-08-08
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of August 3, 2016, there were 28,243,229 shares of common stock outstanding.

FIRST CASH FINANCIAL SERVICES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

•	changes in consumer demand, including purchasing, borrowing and repayment behaviors;

•	changes in regional, national or international economic conditions, including inflation rates, unemployment rates and energy prices;

•	changes in pawn forfeiture rates and credit loss provisions;

•	changes in the market value of pawn collateral and merchandise inventories, including gold prices and the value of consumer electronics and other products;

•	changes or increases in competition;

•	the ability to locate, open and staff new stores and successfully integrate acquisitions;

•	the availability or access to sources of used merchandise inventory;

•	changes in credit markets, interest rates and the ability to establish, renew and/or extend the Company’s debt financing;

•	the ability to maintain banking relationships for treasury services and processing of certain consumer lending transactions;

•	the ability to hire and retain key management personnel;

•	risks and uncertainties related to foreign operations in Mexico, Guatemala and El Salvador;

•	changes in import/export regulations and tariffs or duties;

•	changes in banking, anti-money laundering or gun control regulations;

•	unforeseen litigation;

•	changes in tax rates or policies in the U.S., Mexico, Guatemala and El Salvador;

•	inclement weather, natural disasters and public health issues;

•	security breaches, cyber attacks or fraudulent activity;

•	a prolonged interruption in the Company’s operations of its facilities, systems, and business functions, including its information technology and other business systems;

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements;

•	future business decisions;

•	the risk that the required stockholder approvals to approve the proposed transaction with Cash America may not be obtained;

•	the risks that the other condition(s) to closing of the proposed transaction may not be satisfied;

•	the length of time necessary to consummate the proposed transaction;

•	the conditions to closing the 2016 Credit Facility (as defined below) may not be satisfied;

•	the risk that the Company and the Cash America businesses will not be integrated successfully;

•	the risk that the cost savings, synergies, growth and cash flows from the proposed transaction may not be fully realized or may take longer to realize than expected;

•	the diversion of management time on transaction-related issues;

•	the risk that costs associated with the integration of the Company and Cash America are higher than anticipated; and

•	litigation risk related to the proposed transaction.

These and other risks, uncertainties and regulatory developments are further and more completely described in (i) the Company’s 2015 annual report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2016, including the risks described in Part 1, Item 1A, “Risk Factors” of the Company’s annual report, (ii) Part II, Item 1A, “Risk Factors” of this quarterly report and (iii) with respect to the risks associated with the proposed transaction, the definitive joint proxy statement/prospectus that is included in the registration statement on Form S-4 that was filed by the Company with the SEC in connection with the proposed transaction, described under the heading “Risk Factors.” Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$46,274	$77,430	$86,954
Pawn loan fees and service charges receivable	18,259	17,611	16,406
Pawn loans	134,658	124,969	117,601
Consumer loans, net	1,060	1,070	1,118
Inventories	91,861	88,080	93,458
Prepaid expenses and other current assets	7,781	3,853	9,897
Total current assets	299,893	313,013	325,434

Property and equipment, net	123,895	111,754	112,447
Goodwill	312,488	300,378	295,609
Other non-current assets	9,608	10,738	10,084
Deferred tax assets	10,720	8,687	9,321
Total assets	$756,604	$744,570	$752,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$51,056	$39,496	$42,252
Income taxes payable	1,559	1,333	3,923
Total current liabilities	52,615	40,829	46,175

Revolving unsecured credit facilities	50,500	56,000	58,000
Senior unsecured notes	196,203	195,564	195,874
Deferred tax liabilities	23,800	18,322	21,464
Total liabilities	323,118	310,715	321,513

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	403	399	403
Additional paid-in capital	203,414	193,977	202,393
Retained earnings	661,390	613,021	643,604
Accumulated other comprehensive loss from
cumulative foreign currency translation adjustments	(95,113)	(53,934)	(78,410)
Common stock held in treasury, at cost	(336,608)	(319,608)	(336,608)
Total stockholders’ equity	433,486	433,855	431,382
Total liabilities and stockholders’ equity	$756,604	$744,570	$752,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Retail merchandise sales	$115,543	$105,625	$234,319	$216,079
Pawn loan fees	51,878	47,583	103,311	96,237
Consumer loan and credit services fees	4,916	6,710	10,602	14,305
Wholesale scrap jewelry revenue	9,642	7,705	16,950	17,025
Total revenue	181,979	167,623	365,182	343,646

Cost of revenue:
Cost of retail merchandise sold	71,345	65,636	145,767	133,882
Consumer loan and credit services loss provision	1,320	1,709	2,367	2,706
Cost of wholesale scrap jewelry sold	7,853	6,232	13,724	14,241
Total cost of revenue	80,518	73,577	161,858	150,829

Net revenue	101,461	94,046	203,324	192,817

Expenses and other income:
Store operating expenses	54,578	51,746	109,989	104,067
Administrative expenses	16,509	13,559	33,777	27,332
Merger and acquisition expenses	4,079	1,110	4,479	1,175
Depreciation and amortization	4,947	4,467	9,884	9,014
Interest expense	4,326	4,126	8,786	8,146
Interest income	(224)	(393)	(498)	(737)
Total expenses and other income	84,215	74,615	166,417	148,997

Income before income taxes	17,246	19,431	36,907	43,820

Provision for income taxes	5,573	6,092	12,060	13,693

Net income	$11,673	$13,339	$24,847	$30,127

Net income per share:
Basic	$0.41	$0.47	$0.88	$1.06
Diluted	$0.41	$0.47	$0.88	$1.06

Dividends declared per common share	$0.125	$—	$0.25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$11,673	$13,339	$24,847	$30,127
Other comprehensive income (loss):
Currency translation adjustment	(14,214)	(6,657)	(16,703)	(13,656)
Comprehensive income (loss)	$(2,541)	$6,682	$8,144	$16,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2015	—	$—	40,288	$403	$202,393	$643,604	$(78,410)	12,052	$(336,608)	$431,382
Shares issued under share-based com-pensation plan	—	—	7	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,021	—	—	—	—	1,021
Net income	—	—	—	—	—	24,847	—	—	—	24,847
Dividends paid	—	—	—	—	—	(7,061)	—	—	—	(7,061)
Currency translation adjustment	—	—	—	—	—	—	(16,703)	—	—	(16,703)
Balance at 6/30/2016	—	$—	40,295	$403	$203,414	$661,390	$(95,113)	12,052	$(336,608)	$433,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(40,278)	11,200	$(296,634)	$434,441
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options	—	—	145	2	2,899	—	—	—	—	2,901
Income tax benefit from exercise of stock options	—	—	—	—	1,617	—	—	—	—	1,617
Share-based compensation expense	—	—	—	—	1,399	—	—	—	—	1,399
Net income	—	—	—	—	—	30,127	—	—	—	30,127
Currency translation adjustment	—	—	—	—	—	—	(13,656)	—	—	(13,656)
Repurchases of treasury stock	—	—	—	—	—	—	—	463	(22,974)	(22,974)
Balance at 6/30/2015	—	$—	39,858	$399	$193,977	$613,021	$(53,934)	11,663	$(319,608)	$433,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CASH FINANCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2016	2015
Cash flow from operating activities:
Net income	$24,847	$30,127
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	417	208
Share-based compensation expense	1,021	1,399
Depreciation and amortization expense	9,884	9,014
Amortization of debt issuance costs	462	484
Deferred income taxes	2,562	983
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(1,541)	(935)
Merchandise inventories	599	1,032
Prepaid expenses and other assets	3,899	459
Accounts payable and accrued expenses	(650)	(2,672)
Income taxes payable	(1,927)	1,810
Net cash flow provided by operating activities	39,573	41,909
Cash flow from investing activities:
Loan receivables, net of cash repayments	(9,466)	(3,971)
Purchases of property and equipment	(17,073)	(8,600)
Acquisitions of pawn stores, net of cash acquired	(27,653)	(31,600)
Net cash flow used in investing activities	(54,192)	(44,171)
Cash flow from financing activities:
Borrowings from revolving credit facilities	29,500	63,055
Repayments of revolving credit facilities	(37,000)	(29,455)
Repayments of notes payable	(6,532)	—
Debt issuance costs paid	(23)	—
Purchases of treasury stock	—	(22,974)
Proceeds from exercise of share-based compensation awards	—	2,901
Income tax benefit from exercise of stock options	—	1,617
Dividends paid	(7,061)	—
Net cash flow provided by (used in) financing activities	(21,116)	15,144
Effect of exchange rates on cash	(4,945)	(3,444)
Change in cash and cash equivalents	(40,680)	9,438
Cash and cash equivalents at beginning of the period	86,954	67,992
Cash and cash equivalents at end of the period	$46,274	$77,430

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2016. The condensed consolidated financial statements as of June 30, 2016 and 2015, and for the three month and six month periods ended June 30, 2016 and 2015, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The Company has significant operations in Mexico and Guatemala to a lesser extent, where the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the three month and six month periods ended June 30, 2016. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Revisions and Reclassifications

Certain amounts for the periods ended June 30, 2015 and December 31, 2015 have been reclassified in order to conform to the 2016 presentation. See “—Recent accounting pronouncements” below regarding the impact of the Company’s adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) on the classification of debt issuance costs in the Company’s consolidated balance sheets. In addition, after the impact of the revision to deferred tax assets described below, the Company’s adoption of ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” at December 31, 2015 resulted in a $7,009,000 decrease in current deferred tax assets, a $25,331,000 increase in non-current deferred tax assets and a $18,322,000 increase in non-current deferred tax liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2015.

The Company revised certain previously reported amounts for the three and six months ended June 30, 2015 for the correction of prior period errors. ASC 740 “Income Taxes,” provides an exception to recording deferred tax attributes associated with foreign currency translation adjustments, which are recorded in comprehensive income. In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. The Company had incorrectly recorded a deferred tax asset on these accumulated foreign currency translation adjustments in prior periods. The correction of the error resulted in a reduction in comprehensive income of $2,330,000 and $4,780,000 for the three and six months ended June 30, 2015 and a decrease in deferred tax assets with a corresponding increase in accumulated other comprehensive loss from cumulative foreign currency translation adjustments of $18,890,000 as of June 30, 2015, but had no impact on the Company’s condensed consolidated statements of income or cash flows. In addition, see Note 7 for a description of revisions made to the condensed consolidating guarantor financial statements. The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any previously issued financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606),” which delayed the effective date of ASU 2014-09 by one year. In addition, between March 2016 and May 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)” (“ASU 2016-08”), ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-08, ASU 2016-10 and ASU 2016-12 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 become effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual reporting periods beginning after December 15, 2016. Entities are permitted to apply ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 either retrospectively or through an alternative transition model. The Company is currently assessing the potential impact of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-15, which clarified the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 became effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of ASU 2015-03 resulted in a $3,797,000, $4,436,000 and $4,126,000 decrease in other non-current assets and senior unsecured notes in the accompanying condensed consolidated balance sheets as of June 30, 2016, 2015 and December 31, 2015, respectively. The Company elected to present debt issuance costs related to the Company’s revolving unsecured credit facilities as an asset as allowed in ASU 2015-15.

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

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2016-13 on its consolidated financial statements.

Note 2 - Merger

On April 28, 2016, the Company and Cash America International, Inc. (“Cash America”), a Texas corporation, announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, Cash America and Frontier Merger Sub, LLC (“Merger Sub”), a Texas limited liability company and a direct wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, the companies will combine in an all-stock merger of equals (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Cash America will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and remaining a wholly owned subsidiary of the Company. Upon completion of the transaction, the combined company will be named FirstCash, Inc. and will be headquartered in Fort Worth, Texas.

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

On July 26, 2016, the Company and Cash America issued a joint press release announcing that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), with respect to the Merger, has expired, concluding antitrust review of the transaction under the HSR Act and the entry by the Company into a $400,000,000 unsecured revolving bank credit facility for the combined company, which will become effective upon the completion of the Merger subject to the satisfaction of customary closing conditions (see Note 5 for additional information).

In connection with the proposed Merger between the Company and Cash America, the Company and Cash America filed a definitive joint proxy statement/prospectus with the SEC on August 1, 2016. The definitive joint proxy statement/prospectus was also included in a registration statement on Form S-4 that was filed by the Company and declared effective by the SEC on July 29, 2016. The definitive joint proxy statement/prospectus relates to a special meeting of shareholders to be held by each the Company and Cash America on August 31, 2016 to vote on matters in connection with the proposed Merger.

The Merger is expected to close in the third quarter of 2016, subject to the approval of both companies’ stockholders and the satisfaction of customary closing conditions. See Part II, “Item 1A. Risk Factors” for additional information.

The Company is considered to be the accounting acquirer and as such, the closing date purchase consideration will be allocated to the fair value of Cash America assets and liabilities. Transaction costs associated with the Merger are being expensed as incurred and are presented in the condensed consolidated statements of income as merger and acquisition expenses. These expenses include investment banking, legal, accounting, and related third party costs associated with the Merger, including preparation for regulatory filings and shareholder approvals. Certain fees are contingent on the Merger closing. Pro forma information and the allocation of purchase price will be provided following completion of the Merger.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$11,673	$13,339	$24,847	$30,127

Denominator:
Weighted-average common shares for calculating basic earnings per share	28,243	28,196	28,242	28,299
Effect of dilutive securities:
Stock options and nonvested awards	—	215	—	216
Weighted-average common shares for calculating diluted earnings per share	28,243	28,411	28,242	28,515

Net income per share:
Basic	$0.41	$0.47	$0.88	$1.06
Diluted	$0.41	$0.47	$0.88	$1.06

Note 4 - Acquisitions

The Company completed acquisitions during the six months ended June 30, 2016, as described below, consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

Consistent with the Company’s strategy to continue its expansion of pawn stores in Latin America, the Company acquired the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 166 pawn stores located in Mexico on January 6, 2016 and the assets of 13 pawn stores located in El Salvador on February 2, 2016 in related transactions (collectively the “Latin America Acquisition”). The combined purchase price for the all-cash transaction was $30,123,000, net of cash acquired before certain post-closing adjustments. Subsequent to the acquisition, $229,000 of post closing adjustments were identified, resulting in a combined purchase price of $29,894,000, net of cash acquired and subject to further post-closing adjustments. The purchase was composed of $26,254,000 in cash paid during the six months ended June 30, 2016 and remaining payables to the sellers of approximately $3,640,000. In addition, the Company assumed approximately $6,630,000 in peso-denominated debt from these acquisitions which was repaid in full by the Company in January 2016. The estimated fair values of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition dates.

During the six months ended June 30, 2016, one pawn store located in the U.S. was acquired by the Company (“U.S. Acquisition”) for an all-cash aggregate purchase price of $824,000, net of cash acquired. During the six months ended June 30, 2016, the Company also paid $575,000 of purchase price amounts payable related to prior-year acquisitions.

The preliminary allocations of the purchase prices for the Company’s acquisitions during the six months ended June 30, 2016 (the “2016 acquisitions”) are as follows (in thousands):

	Latin America Acquisition	U.S. Acquisition	Total
Pawn loans	$10,586	$138	$10,724
Pawn loan fees and service charges receivable	885	6	891
Inventory	3,031	98	3,129
Other current assets	2,039	—	2,039
Property and equipment	6,950	10	6,960
Goodwill (1)	19,666	580	20,246
Intangible assets (2)	405	16	421
Other non-current assets	512	—	512
Deferred tax assets	2,392	—	2,392
Current liabilities	(9,942)	(24)	(9,966)
Notes payable	(6,630)	—	(6,630)
Purchase price	$29,894	$824	$30,718

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

During the six months ended June 30, 2016, revenue from the 2016 acquisitions since the acquisition dates was $23,622,000. During the six months ended June 30, 2016, the net earnings from the 2016 acquisitions since the acquisition dates (excluding acquisition and integration costs) was $1,818,000. Combined transaction and integration costs related to the 2016 acquisitions and the Merger were approximately $4,479,000, which are included in merger and acquisition expenses in the accompanying condensed consolidated statements of income.

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

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$365,182	$366,463	$343,646	$371,300
Net income	24,847	24,894	30,127	30,663

Net income per share:
Basic	$0.88	$0.88	$1.06	$1.08
Diluted	0.88	0.88	1.06	1.08

Note 5 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”) all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2015 Credit Facility (as defined below). The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of adjusted net income. As of June 30, 2016, 2015 and December 31, 2015, deferred debt issuance costs of $3,797,000, $4,436,000 and $4,126,000, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

Revolving Credit Facilities

At June 30, 2016, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2015 Credit Facility”) in the amount of $210,000,000, which matures in October 2020. At June 30, 2016, the Company had $50,500,000 outstanding under the 2015 Credit Facility and $159,500,000 was available for borrowings. The 2015 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The 2015 Credit Facility requires a minimum LIBOR rate of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2015 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2015 Credit Facility at June 30, 2016 was 3.00% based on 30-day LIBOR. The 2015 Credit Facility is secured by a pledge of 65% of the voting equity interests of the Company’s first-tier foreign subsidiaries (the “Equity Pledge”). The 2015 Credit Facility requires the Company to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with the requirements and covenants of the 2015 Credit Facility as of June 30, 2016. During the six months ended June 30, 2016, the Company made net payments of $7,500,000 pursuant to the 2015 Credit Facility.

On July 25, 2016, the Company entered into an Amended and Restated Credit Agreement to replace the 2015 Credit Facility (as amended, the “2016 Credit Facility”). The 2016 Credit Facility does not become effective until the closing of the Merger and the satisfaction of customary closing conditions. The total lender commitment under the 2016 Credit Facility will increase from $210,000,000 to $400,000,000 and the number of participating lenders will increase from five to eight. Additionally, the term of the 2016 Credit Facility will be extended to five years from the closing date of the Merger and will be unsecured as the Equity Pledge will be released upon the effectiveness of the 2016 Credit Facility. The 2016 Credit Facility will bear interest, at the Company’s option, at either (i) LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company will be required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. Under the terms of the 2016 Credit Facility, the Company will be required to maintain certain financial ratios and comply with certain financial covenants and will allow the Company to make certain restricted payments, such as repurchasing shares of its stock, within certain parameters provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. Additionally, the Company will be required to maintain a minimum level of liquidity, as defined in the 2016 Credit Facility, to the extent any principal amount under Cash America’s 5.75% senior notes due May 15, 2018 remains outstanding upon completion of the Merger.

At June 30, 2016, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At June 30, 2016, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

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

The carrying value of the Company’s prior credit facility approximated fair value as of June 30, 2015. The carrying value of the Company’s current credit facilities (the 2015 Credit Facility and the Mexico Credit Facility) approximated fair value as of June 30, 2016 and December 31, 2015. The fair value of the Notes was approximately $202,000,000, $211,000,000 and $199,000,000 as of June 30, 2016, 2015 and December 31, 2015, respectively, compared to a carrying value of $196,203,000, $195,564,000 and $195,874,000, respectively. These fair values have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

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

Condensed Consolidating Balance Sheet
June 30, 2016
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,505	$2,618	$36,151	$—	$46,274
Pawn loan fees and service charges receivable	—	7,124	11,135	—	18,259
Pawn loans	—	58,756	75,902	—	134,658
Consumer loans, net	—	606	454	—	1,060
Inventories	—	39,341	52,520	—	91,861
Prepaid expenses and other current assets	5,678	—	2,103	—	7,781
Intercompany receivable	6,804	—	1,639	(8,443)	—
Total current assets	19,987	108,445	179,904	(8,443)	299,893

Property and equipment, net	3,983	63,272	56,640	—	123,895
Goodwill	—	196,804	115,684	—	312,488
Other non-current assets	1,155	4,349	4,104	—	9,608
Deferred tax assets	—	—	10,720	—	10,720
Investments in subsidiaries	671,530	—	—	(671,530)	—
Total assets	$696,655	$372,870	$367,052	$(679,973)	$756,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$16,293	$8,217	$26,546	$—	$51,056
Income taxes payable	—	—	1,559	—	1,559
Intercompany payable	—	—	8,443	(8,443)	—
Total current liabilities	16,293	8,217	36,548	(8,443)	52,615

Revolving unsecured credit facilities	50,500	—	—	—	50,500
Senior unsecured notes	196,203	—	—	—	196,203
Deferred tax liabilities	173	21,170	2,457	—	23,800
Total liabilities	263,169	29,387	39,005	(8,443)	323,118

Total stockholders’ equity	433,486	343,483	328,047	(671,530)	433,486
Total liabilities and stockholders’ equity	$696,655	$372,870	$367,052	$(679,973)	$756,604

Condensed Consolidating Balance Sheet
June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,704	$2,812	$68,914	$—	$77,430
Pawn loan fees and service charges receivable	—	7,691	9,920	—	17,611
Pawn loans	—	61,869	63,100	—	124,969
Consumer loans, net	—	565	505	—	1,070
Inventories	—	38,436	49,644	—	88,080
Prepaid expenses and other current assets	2,789	—	1,064	—	3,853
Intercompany receivable	8,825	—	—	(8,825)	—
Total current assets	17,318	111,373	193,147	(8,825)	313,013

Property and equipment, net	4,082	54,593	53,079	—	111,754
Goodwill	—	201,853	98,525	—	300,378
Other non-current assets	1,047	5,440	4,251	—	10,738
Deferred tax assets	1,069	—	8,687	(1,069)	8,687
Investments in subsidiaries	676,357	—	—	(676,357)	—
Total assets	$699,873	$373,259	$357,689	$(686,251)	$744,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$13,366	$7,671	$18,459	$—	$39,496
Income taxes payable	1,088	—	245	—	1,333
Intercompany payable	—	—	8,825	(8,825)	—
Total current liabilities	14,454	7,671	27,529	(8,825)	40,829

Revolving unsecured credit facilities	56,000	—	—	—	56,000
Senior unsecured notes	195,564	—	—	—	195,564
Deferred tax liabilities	—	17,100	2,291	(1,069)	18,322
Total liabilities	266,018	24,771	29,820	(9,894)	310,715

Total stockholders’ equity	433,855	348,488	327,869	(676,357)	433,855
Total liabilities and stockholders’ equity	$699,873	$373,259	$357,689	$(686,251)	$744,570

Condensed Consolidating Balance Sheet
December 31, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,460	$3,765	$77,729	$—	$86,954
Pawn loan fees and service charges receivable	—	7,596	8,810	—	16,406
Pawn loans	—	61,204	56,397	—	117,601
Consumer loans, net	—	624	494	—	1,118
Inventories	—	46,349	47,109	—	93,458
Prepaid expenses and other current assets	6,477	—	3,420	—	9,897
Intercompany receivable	7,382	—	—	(7,382)	—
Total current assets	19,319	119,538	193,959	(7,382)	325,434

Property and equipment, net	3,568	55,585	53,294	—	112,447
Goodwill	—	196,224	99,385	—	295,609
Other non-current assets	1,290	4,893	3,901	—	10,084
Deferred tax assets	—	—	9,321	—	9,321
Investments in subsidiaries	675,574	—	—	(675,574)	—
Total assets	$699,751	$376,240	$359,860	$(682,956)	$752,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$14,308	$7,929	$20,015	$—	$42,252
Income taxes payable	—	—	3,923	—	3,923
Intercompany payable	—	—	7,382	(7,382)	—
Total current liabilities	14,308	7,929	31,320	(7,382)	46,175

Revolving unsecured credit facilities	58,000	—	—	—	58,000
Senior unsecured notes	195,874	—	—	—	195,874
Deferred tax liabilities	187	18,880	2,397	—	21,464
Total liabilities	268,369	26,809	33,717	(7,382)	321,513

Total stockholders’ equity	431,382	349,431	326,143	(675,574)	431,382
Total liabilities and stockholders’ equity	$699,751	$376,240	$359,860	$(682,956)	$752,895

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2016
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$39,459	$76,084	$—	$115,543
Pawn loan fees	—	19,354	32,524	—	51,878
Consumer loan and credit services fees	—	4,338	578	—	4,916
Wholesale scrap jewelry revenue	—	5,210	4,432	—	9,642
Total revenue	—	68,361	113,618	—	181,979

Cost of revenue:
Cost of retail merchandise sold	—	23,839	47,506	—	71,345
Consumer loan and credit services loss provision	—	1,197	123	—	1,320
Cost of wholesale scrap jewelry sold	—	4,340	3,513	—	7,853
Total cost of revenue	—	29,376	51,142	—	80,518

Net revenue	—	38,985	62,476	—	101,461

Expenses and other income:
Store operating expenses	—	23,128	31,450	—	54,578
Administrative expenses (1)	5,183	—	11,326	—	16,509
Merger and acquisition expenses	4,079	—	—	—	4,079
Depreciation and amortization	240	1,630	3,077	—	4,947
Interest expense	4,322	—	4	—	4,326
Interest income	(2)	—	(222)	—	(224)
Total expenses and other income	13,822	24,758	45,635	—	84,215

Income (loss) before income taxes	(13,822)	14,227	16,841	—	17,246

Provision for income taxes	(5,385)	5,300	5,658	—	5,573

Income (loss) before equity in net income of subsidiaries	(8,437)	8,927	11,183	—	11,673

Equity in net income of subsidiaries	20,110	—	—	(20,110)	—

Net income (loss)	$11,673	$8,927	$11,183	$(20,110)	$11,673
Other comprehensive income (loss):
Currency translation adjustment	(14,214)	—	—	—	(14,214)
Comprehensive income (loss)	$(2,541)	$8,927	$11,183	$(20,110)	$(2,541)

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$36,929	$68,696	$—	$105,625
Pawn loan fees	—	19,682	27,901	—	47,583
Consumer loan and credit services fees	—	6,065	645	—	6,710
Wholesale scrap jewelry revenue	—	4,067	3,638	—	7,705
Total revenue	—	66,743	100,880	—	167,623

Cost of revenue:
Cost of retail merchandise sold	—	21,317	44,319	—	65,636
Consumer loan and credit services loss provision	—	1,621	88	—	1,709
Cost of wholesale scrap jewelry sold	—	3,484	2,748	—	6,232
Total cost of revenue	—	26,422	47,155	—	73,577

Net revenue	—	40,321	53,725	—	94,046

Expenses and other income:
Store operating expenses	—	22,214	29,532	—	51,746
Administrative expenses (1)	6,190	—	7,369	—	13,559
Merger and acquisition expenses	1,110	—	—	—	1,110
Depreciation and amortization	186	1,684	2,597	—	4,467
Interest expense	4,126	—	—	—	4,126
Interest income	(2)	—	(391)	—	(393)
Total expenses and other income	11,610	23,898	39,107	—	74,615

Income (loss) before income taxes	(11,610)	16,423	14,618	—	19,431

Provision for income taxes	(4,141)	6,113	4,120	—	6,092

Income (loss) before equity in net income of subsidiaries	(7,469)	10,310	10,498	—	13,339

Equity in net income of subsidiaries	20,808	—	—	(20,808)	—

Net income (loss)	$13,339	$10,310	$10,498	$(20,808)	$13,339
Other comprehensive income (loss):
Currency translation adjustment	(6,657)	—	—	—	(6,657)
Comprehensive income (loss)	$6,682	$10,310	$10,498	$(20,808)	$6,682

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2016
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$85,284	$149,035	$—	$234,319
Pawn loan fees	—	40,683	62,628	—	103,311
Consumer loan and credit services fees	—	9,465	1,137	—	10,602
Wholesale scrap jewelry revenue	—	9,453	7,497	—	16,950
Total revenue	—	144,885	220,297	—	365,182

Cost of revenue:
Cost of retail merchandise sold	—	51,440	94,327	—	145,767
Consumer loan and credit services loss provision	—	2,104	263	—	2,367
Cost of wholesale scrap jewelry sold	—	7,783	5,941	—	13,724
Total cost of revenue	—	61,327	100,531	—	161,858

Net revenue	—	83,558	119,766	—	203,324

Expenses and other income:
Store operating expenses	—	47,063	62,926	—	109,989
Administrative expenses (1)	14,392	—	19,385	—	33,777
Merger and acquisition expenses	4,479	—	—	—	4,479
Depreciation and amortization	414	3,326	6,144	—	9,884
Interest expense	8,716	—	70	—	8,786
Interest income	(4)	—	(494)	—	(498)
Total expenses and other income	27,997	50,389	88,031	—	166,417

Income (loss) before income taxes	(27,997)	33,169	31,735	—	36,907

Provision for income taxes	(10,563)	12,300	10,323	—	12,060

Income (loss) before equity in net income of subsidiaries	(17,434)	20,869	21,412	—	24,847

Equity in net income of subsidiaries	42,281	—	—	(42,281)	—

Net income (loss)	$24,847	$20,869	$21,412	$(42,281)	$24,847
Other comprehensive income (loss):
Currency translation adjustment	(16,703)	—	—	—	(16,703)
Comprehensive income (loss)	$8,144	$20,869	$21,412	$(42,281)	$8,144

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$79,782	$136,297	$—	$216,079
Pawn loan fees	—	40,937	55,300	—	96,237
Consumer loan and credit services fees	—	13,033	1,272	—	14,305
Wholesale scrap jewelry revenue	—	9,203	7,822	—	17,025
Total revenue	—	142,955	200,691	—	343,646

Cost of revenue:
Cost of retail merchandise sold	—	46,039	87,843	—	133,882
Consumer loan and credit services loss provision	—	2,547	159	—	2,706
Cost of wholesale scrap jewelry sold	—	8,192	6,049	—	14,241
Total cost of revenue	—	56,778	94,051	—	150,829

Net revenue	—	86,177	106,640	—	192,817

Expenses and other income:
Store operating expenses	—	44,960	59,107	—	104,067
Administrative expenses (1)	12,697	—	14,635	—	27,332
Merger and acquisition expenses	1,175	—	—	—	1,175
Depreciation and amortization	405	3,327	5,282	—	9,014
Interest expense	8,146	—	—	—	8,146
Interest income	(3)	—	(734)	—	(737)
Total expenses and other income	22,420	48,287	78,290	—	148,997

Income (loss) before income taxes	(22,420)	37,890	28,350	—	43,820

Provision for income taxes	(7,859)	14,055	7,497	—	13,693

Income (loss) before equity in net income of subsidiaries	(14,561)	23,835	20,853	—	30,127

Equity in net income of subsidiaries	44,688	—	—	(44,688)	—

Net income (loss)	$30,127	$23,835	$20,853	$(44,688)	$30,127
Other comprehensive income (loss):
Currency translation adjustment	(13,656)	—	—	—	(13,656)
Comprehensive income (loss)	$16,471	$23,835	$20,853	$(44,688)	$16,471

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$29,473	$30,050	$21,687	$(41,637)	$39,573
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	7,354	(16,820)	—	(9,466)
Purchases of property and equipment	(829)	(10,410)	(5,834)	—	(17,073)
Acquisitions of pawn stores, net of cash acquired	—	(1,324)	(26,329)	—	(27,653)
Investing activity with subsidiaries	(12,015)	—	—	12,015	—
Net cash flow provided by (used in) investing activities	(12,844)	(4,380)	(48,983)	12,015	(54,192)
Cash flow from financing activities:
Borrowings from revolving credit facilities	29,500	—	—	—	29,500
Repayments of revolving credit facilities	(37,000)	—	—	—	(37,000)
Repayments of notes payable	—	—	(6,532)	—	(6,532)
Debt issuance costs paid	(23)	—	—	—	(23)
Dividends paid	(7,061)	—	—	—	(7,061)
Proceeds from intercompany financing related activity	—	11,734	281	(12,015)	—
Intercompany dividends paid	—	(38,551)	(3,086)	41,637	—
Net cash flow provided by (used in) financing activities	(14,584)	(26,817)	(9,337)	29,622	(21,116)
Effect of exchange rates on cash	—	—	(4,945)	—	(4,945)
Change in cash and cash equivalents	2,045	(1,147)	(41,578)	—	(40,680)
Cash and cash equivalents at beginning of the period	5,460	3,765	77,729	—	86,954
Cash and cash equivalents at end of the period	$7,505	$2,618	$36,151	$—	$46,274

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$18,314	$31,190	$30,441	$(38,036)	$41,909
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	4,519	(8,490)	—	(3,971)
Purchases of property and equipment	(490)	(3,112)	(4,998)	—	(8,600)
Acquisitions of pawn stores, net of cash acquired	—	(25,350)	(6,250)	—	(31,600)
Investing activity with subsidiaries	(35,063)	—	—	35,063	—
Net cash flow provided by (used in) investing activities	(35,553)	(23,943)	(19,738)	35,063	(44,171)
Cash flow from financing activities:
Borrowings from revolving credit facilities	63,055	—	—	—	63,055
Repayments of revolving credit facilities	(29,455)	—	—	—	(29,455)
Purchases of treasury stock	(22,974)	—	—	—	(22,974)
Proceeds from exercise of share-based compensation awards	2,901	—	—	—	2,901
Income tax benefit from exercise of stock options	1,617	—	—	—	1,617
Proceeds from intercompany financing related activity	—	28,462	6,601	(35,063)	—
Intercompany dividends paid	—	(36,043)	(1,993)	38,036	—
Net cash flow provided by (used in) financing activities	15,144	(7,581)	4,608	2,973	15,144
Effect of exchange rates on cash	—	—	(3,444)	—	(3,444)
Change in cash and cash equivalents	(2,095)	(334)	11,867	—	9,438
Cash and cash equivalents at beginning of the period	7,799	3,146	57,047	—	67,992
Cash and cash equivalents at end of the period	$5,704	$2,812	$68,914	$—	$77,430

Certain amounts in the above condensed consolidating financial statements for the periods ended June 30, 2015 have been reclassified in order to conform to the 2016 presentation and revised to correct certain prior-year errors as more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any previously issued financial statements.

The impact of these reclassifications and revisions to the condensed consolidating financial statements for the periods ended June 30, 2015 are summarized in the tables below:

Summary Condensed Consolidating Balance Sheet
June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Total assets, as reported:	$898,254	$308,668	$616,223	$(1,073,571)	$749,574
Reclassifications	(4,436)	64,591	(64,591)	(568)	(5,004)
Revisions	(193,945)	—	(193,943)	387,888	—
Total assets, revised	$699,873	$373,259	$357,689	$(686,251)	$744,570

Total liabilities, as reported:	$445,508	$20,018	$25,747	$(194,444)	$296,829
Reclassifications	(4,436)	4,753	(4,753)	(568)	(5,004)
Revisions	(175,054)	—	8,826	185,118	18,890
Total liabilities, revised	$266,018	$24,771	$29,820	$(9,894)	$310,715

Total stockholders’ equity, as reported:	$452,746	$288,650	$590,476	$(879,127)	$452,745
Reclassifications	—	59,838	(59,838)	—	—
Revisions	(18,891)	—	(202,769)	202,770	(18,890)
Total stockholders’ equity, revised	$433,855	$348,488	$327,869	$(676,357)	$433,855

Summary Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net income (loss), as reported:	$(7,469)	$9,537	$11,271	$—	$13,339
Reclassifications	20,808	773	(773)	(20,808)	—
Net income (loss), revised	$13,339	$10,310	$10,498	$(20,808)	$13,339

Other comprehensive income (loss), as reported:	$(7,469)	$9,537	$6,944	$—	$9,012
Reclassifications	20,808	773	(773)	(20,808)	—
Revisions	(6,657)	—	4,327	—	(2,330)
Other comprehensive income (loss), revised	$6,682	$10,310	$10,498	$(20,808)	$6,682

Summary Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net income (loss), as reported:	$(14,561)	$22,059	$22,629	$—	$30,127
Reclassifications	44,688	1,776	(1,776)	(44,688)	—
Net income (loss), revised	$30,127	$23,835	$20,853	$(44,688)	$30,127

Other comprehensive income (loss), as reported:	$(14,561)	$22,059	$13,753	$—	$21,251
Reclassifications	44,688	1,776	(1,776)	(44,688)	—
Revisions	(13,656)	—	8,876	—	(4,780)
Other comprehensive income (loss), revised	$16,471	$23,835	$20,853	$(44,688)	$16,471

Summary Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities, as reported:	$(21,671)	$(1,300)	$64,880	$—	$41,909
Reclassifications	—	107	(107)	—	—
Revisions	39,985	32,383	(34,332)	(38,036)	—
Cash flow from operating activities, revised	$18,314	$31,190	$30,441	$(38,036)	$41,909

Cash flow from investing activities, as reported:	$4,432	$859	$(49,462)	$—	$(44,171)
Reclassifications	—	(24,802)	24,802	—	—
Revisions	(39,985)	—	4,922	35,063	—
Cash flow from investing activities, revised	$(35,553)	$(23,943)	$(19,738)	$35,063	$(44,171)

Cash flow from financing activities, as reported:	$15,144	$—	$—	$—	$15,144
Reclassifications	—	(7,581)	4,608	2,973	—
Cash flow from financing activities, revised	$15,144	$(7,581)	$4,608	$2,973	$15,144

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of First Cash Financial Services, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. References in this quarterly report on Form 10-Q to “year-to-date” refer to the six-month period from January 1, 2016 to June 30, 2016.

GENERAL

The Company is a leading operator of retail-based pawn stores in the United States and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for approximately 97% of the Company’s consolidated revenue during the six months ended June 30, 2016 compared to 96% during the six months ended June 30, 2015.

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

The Company operates a small number of stand-alone consumer finance stores in Texas and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. Certain of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 3% of consolidated revenue during the six months ended June 30, 2016 compared to 4% during the six months ended June 30, 2015.

The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. The net defaults on consumer loans and credit services transactions and changes in the valuation reserve are charged to the consumer loan credit loss provision. The credit loss provision associated with the Company’s credit services organization program (“CSO Program”) and consumer loans is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.

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

On April 28, 2016, the Company and Cash America International, Inc. (“Cash America”), a Texas corporation, announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, Cash America and Frontier Merger Sub, LLC (“Merger Sub”), a Texas limited liability company and a direct wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, the companies will combine in an all-stock merger of equals (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Cash America will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and remaining a wholly owned subsidiary of the Company. Upon completion of the transaction, the combined company will be named FirstCash, Inc. and will be headquartered in Fort Worth, Texas. See Note 2 of Notes to Condensed Consolidated Financial Statements for further information.

OPERATIONS AND LOCATIONS

As of June 30, 2016, the Company had 1,271 store locations in 14 U.S. states, 32 states in Mexico, Guatemala and El Salvador, which represents a net store-count increase of 22% over the number of stores at June 30, 2015.

The following table details store count activity for the three months ended June 30, 2016:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	296	41	337
Locations closed or consolidated	(3)	(10)	(13)
Total locations, end of period	293	31	324

Latin America:
Total locations, beginning of period	908	28	936
New locations opened	11	—	11
Total locations, end of period	919	28	947

Total:
Total locations, beginning of period	1,204	69	1,273
New locations opened	11	—	11
Locations closed or consolidated	(3)	(10)	(13)
Total locations, end of period	1,212	59	1,271

(1)	At June 30, 2016, 135 of the U.S. pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)	The Company’s U.S. free-standing consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans.

The following table details store count activity for the six months ended June 30, 2016:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	296	42	338
Locations acquired	1	—	1
Locations closed or consolidated	(4)	(11)	(15)
Total locations, end of period	293	31	324

Latin America:
Total locations, beginning of period	709	28	737
New locations opened	31	—	31
Locations acquired	179	—	179
Total locations, end of period	919	28	947

Total:
Total locations, beginning of period	1,005	70	1,075
New locations opened	31	—	31
Locations acquired	180	—	180
Locations closed or consolidated	(4)	(11)	(15)
Total locations, end of period	1,212	59	1,271

(1)	At June 30, 2016, 135 of the U.S. pawn stores, which are primarily located in Texas, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)	The Company’s U.S. free-standing consumer loan locations offer a credit services product and are all located in Texas. The Mexico locations offer small, short-term consumer loans.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2015 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2016.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a material effect on the Company’s financial position, results of operations or financial statement disclosures.

RESULTS OF CONTINUING OPERATIONS

The following table details customer loans and inventories held by the Company and active CSO Program credit extensions from an independent third-party lender as of June 30, 2016 as compared to June 30, 2015 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate. See “—Non-GAAP Financial Information—Constant Currency Results” below.

				Constant Currency Basis
				Balance at
				June 30,	Increase /
	Balance at June 30,		Increase /	2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S.:
Pawn loans	$66,457	$69,080	(4)%	$66,457	(4)%
CSO credit extensions held by independent third-party (1)	5,161	8,440	(39)%	5,161	(39)%
Other consumer loans	653	626	4%	653	4%
Combined customer loans (2)	72,271	78,146	(8)%	72,271	(8)%
Latin America:
Pawn loans	68,201	55,889	22%	80,105	43%
Other consumer loans	407	444	(8)%	483	9%
Combined customer loans	68,608	56,333	22%	80,588	43%
Total:
Pawn loans	134,658	124,969	8%	146,562	17%
CSO credit extensions held by independent third-party (1)	5,161	8,440	(39)%	5,161	(39)%
Other consumer loans	1,060	1,070	(1)%	1,136	6%
Combined customer loans (2)	$140,879	$134,479	5%	$152,859	14%
Pawn inventories:
U.S.	$47,934	$48,492	(1)%	$47,934	(1)%
Latin America	43,927	39,588	11%	51,849	31%
Combined inventories	$91,861	$88,080	4%	$99,783	13%

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

The following tables detail the composition of pawn collateral and the average outstanding pawn loan receivable as of June 30, 2016 as compared to June 30, 2015.

	Balance at June 30,
	2016	2015
Composition of pawn collateral:
U.S. pawn loans:
General merchandise	47%	47%
Jewelry	53%	53%
	100%	100%
Latin America pawn loans:
General merchandise	82%	88%
Jewelry	18%	12%
	100%	100%
Total pawn loans:
General merchandise	65%	66%
Jewelry	35%	34%
	100%	100%

				Constant Currency Basis
				Balance at
				June 30,
	Balance at June 30,		Increase /	2016	Increase
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
Average outstanding pawn loan amount:
U.S. pawn loans	$160	$159	1%	$160	1%
Latin America pawn loans	62	64	(3)%	73	14%
Total pawn loans	89	95	(6)%	97	2%

Three Months Ended June 30, 2016 Compared To The Three Months Ended June 30, 2015

The following table details the components of the Company’s revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 18% from 15.3 to 1 during the second quarter of 2015 to 18.1 to 1 during the second quarter of 2016. The end-of-period value of the Mexican peso to the U.S. dollar decreased 19% from 15.6 to 1 at June 30, 2015 to 18.5 to 1 at June 30, 2016. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of June 30, 2016 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico was exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated revenue stream. For the three months ended June 30, 2016, the Company’s Latin American revenues and net income would have been approximately $16,920,000 and $2,390,000 higher, respectively, had foreign currency exchange rates remained consistent with those for the three months ended June 30, 2015. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2015 annual report on Form 10-K.

				Constant Currency Basis
	Three Months Ended			Three Months Ended	Increase /
	June 30,		Increase /	June 30, 2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S. revenue:
Retail merchandise sales	$47,065	$44,323	6%	$47,065	6%
Pawn loan fees	21,844	22,060	(1)%	21,844	(1)%
Consumer loan and credit services fees	4,419	6,174	(28)%	4,419	(28)%
Wholesale scrap jewelry revenue	6,070	4,410	38%	6,070	38%
	79,398	76,967	3%	79,398	3%
Latin America revenue:
Retail merchandise sales	68,478	61,302	12%	80,278	31%
Pawn loan fees	30,034	25,523	18%	35,065	37%
Consumer loan and credit services fees	497	536	(7)%	586	9%
Wholesale scrap jewelry revenue	3,572	3,295	8%	3,572	8%
	102,581	90,656	13%	119,501	32%
Total revenue:
Retail merchandise sales	115,543	105,625	9%	127,343	21%
Pawn loan fees	51,878	47,583	9%	56,909	20%
Consumer loan and credit services fees	4,916	6,710	(27)%	5,005	(25)%
Wholesale scrap jewelry revenue	9,642	7,705	25%	9,642	25%
	$181,979	$167,623	9%	$198,899	19%

Latin America revenue accounted for approximately 56% of total revenue for the second quarter of 2016, while U.S. revenue accounted for approximately 44% of total revenue. On a constant currency basis, Latin America revenue accounted for approximately 60% of total revenue for the second quarter of 2016, while U.S. revenue accounted for approximately 40% of total revenue.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 9% (21% on a constant currency basis) to $115,543,000 during the second quarter of 2016 compared to $105,625,000 for the second quarter of 2015. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increase in retail inventories available for sale. During the second quarter of 2016, the gross profit margin on retail merchandise sales was 38%, which equaled the second quarter of 2015.
Pawn inventories increased from $88,080,000 at June 30, 2015 to $91,861,000 at June 30, 2016, largely as a result of the 24% increase in the weighted-average store count and the maturation of existing stores, partially offset by a slight decline in U.S. inventories. At June 30, 2016, the Company’s pawn inventories were composed of: 31% jewelry (primarily gold jewelry held for retail sale), 39% electronics and appliances, 9% tools, 9% sporting goods and 12% other. At June 30, 2015, the Company’s pawn inventories were composed of: 30% jewelry (primarily gold jewelry held for retail sale), 40% electronics and appliances, 10% tools, 8% sporting goods and 12% other. At June 30, 2016, 96% of total inventories had been held for one year or less, while 4% had been held for more than one year. At June 30, 2015, 94% of total inventories had been held for one year or less, while 6% had been held for more than one year.

Pawn Lending Operations

Pawn loan fees increased 9% (20% increase on a constant currency basis) totaling $51,878,000 during the second quarter of 2016 compared to $47,583,000 for the second quarter of 2015. Consolidated pawn receivables as of June 30, 2016 increased 8% (17% increase on a constant currency basis) compared to June 30, 2015. The increase in constant currency pawn fees and receivables was primarily due to store additions and same-store increases in Latin America, where same-store year-over-year pawn receivables increased 11% on a constant currency basis, partially offset by a decrease in U.S. same-store pawn receivables of 4%.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 27% (25% on a constant currency basis) to $4,916,000 during the second quarter of 2016 compared to $6,710,000 for the second quarter of 2015. The Company attributes the decrease in part to decreased consumer demand, additional regulatory restrictions in certain markets where the Company’s consumer lending operations are focused and the closure of 27 stand-alone consumer finance stores since June 30, 2015. In addition, the Company expects to close approximately seven stand-alone consumer finance stores during the third quarter of 2016. Consumer/payday loan-related products comprised 3% of total revenue for the second quarter of 2016 compared to 4% for the second quarter of 2015.

Wholesale Scrap Jewelry Operations

Wholesale scrap jewelry revenue during the three months ended June 30, 2016 consisted primarily of gold sales, which increased 25% to $9,642,000 during the second quarter of 2016 compared to $7,705,000 for the second quarter of 2015. Approximately 6,447 ounces of gold were sold at an average selling price of $1,268 per ounce compared to approximately 5,600 ounces of gold sold at an average selling price of $1,203 per ounce in the prior-year period. The increase in gold volumes was primarily driven by the increase in gold prices during the quarter as well as the 24% increase in the weighted-average store count. The scrap gross profit margin was 19% during the second quarter of 2016, which equaled the second quarter of 2015. Scrap jewelry profits accounted for 2% of net revenue (gross profit) for the second quarter of 2016 and 2015. The Company’s exposure to gold price risk is described further in the Company’s 2015 annual report on Form 10-K.

Combined Revenue Results

The increase in quarter-over-quarter total revenue of 9% (19% on a constant currency basis) reflected a 9% increase (20% on a constant currency basis) in core revenue from retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core consumer loan fees. Same-store core revenue from retail sales and pawn fees increased 5% on a consolidated, constant currency basis from the second quarter of 2015 to the second quarter of 2016. Same-store core revenue in Latin America increased 10% (on a constant currency basis), offset by a decrease in same-store core revenue of 1% in the U.S. as compared to the prior-year period.

Store Operating Expenses

Store operating expenses increased by 5% (14% on a constant currency basis) to $54,578,000 during the second quarter of 2016 compared to $51,746,000 during the second quarter of 2015, primarily as a result of the 24% increase in the weighted-average store count, partially offset by an 18% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses increased 2% on a constant currency basis, compared to the prior-year period.

The net store profit contribution for the second quarter of 2016 was $42,793,000, which equates to a store-level operating margin of 24% compared to $38,557,000 and 23% in the prior-year quarter, respectively.

Administrative Expenses, Merger and Acquisition Expenses, Interest, Taxes and Income

Administrative expenses increased 22% to $16,509,000 during the second quarter of 2016 compared to $13,559,000 during the second quarter of 2015, primarily as a result of a 24% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by a 18% decline in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses increased from 8% during the second quarter of 2015 to 9% during the second quarter of 2016 primarily due to the recent Latin America Acquisition. The Company anticipates certain administrative cost synergies beginning in the second half of fiscal 2016 as the Company continues integration efforts related to the Latin America Acquisition.

Merger and acquisition expenses increased to $4,079,000 in the second quarter of 2016 compared to $1,110,000 for the second quarter of 2015, reflecting transaction and integration costs primarily related to the Merger.

Interest expense increased to $4,326,000 in the second quarter of 2016 compared to $4,126,000 for the second quarter of 2015. See “—Liquidity and Capital Resources.”

For the second quarter of 2016 and 2015, the Company’s effective federal income tax rates were 32.3% and 31.4%, respectively. The Company expects the effective tax rate for the remainder of 2016 to be between 32% and 33%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 12% to $11,673,000 during the second quarter of 2016 compared to $13,339,000 during the second quarter of 2015, primarily as a result of the weaker value of the Mexican peso versus the U.S. dollar, an increase in merger and acquisition expenses primarily related to the Merger and the continued decline in non-core payday lending operations. These decreases were partially offset by the continued growth in core pawn operations. Comprehensive income decreased 138% to a loss of $2,541,000 during the second quarter of 2016 compared to income of $6,682,000 during the second quarter of 2015, as a result of the translation of the Company’s net assets denominated in local currencies into U.S. dollars as of June 30, 2016.

Six Months Ended June 30, 2016 Compared To The Six Months Ended June 30, 2015

The following table details the components of the Company’s revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 (unaudited, in thousands). Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The average value of the Mexican peso to the U.S. dollar decreased 19% from 15.1 to 1 during the six months ended June 30, 2015 to 18.0 to 1 during the six months ended June 30, 2016. The end-of-period value of the Mexican peso to the U.S. dollar decreased 19% from 15.6 to 1 at June 30, 2015 to 18.5 to 1 at June 30, 2016. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of June 30, 2016 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated revenue stream. For the six months ended June 30, 2016, the Company’s Latin American revenues and net income would have been approximately $35,111,000 and $4,533,000 higher, respectively, had foreign currency exchange rates remained consistent with those for the six months ended June 30, 2015. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2015 annual report on Form 10-K.

				Constant Currency Basis
	Six Months Ended			Six Months Ended	Increase /
	June 30,		Increase /	June 30, 2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S. revenue:
Retail merchandise sales	$102,126	$96,329	6%	$102,126	6%
Pawn loan fees	46,089	45,966	—%	46,089	—%
Consumer loan and credit services fees	9,628	13,238	(27)%	9,628	(27)%
Wholesale scrap jewelry revenue	10,864	10,148	7%	10,864	7%
	168,707	165,681	2%	168,707	2%
Latin America revenue:
Retail merchandise sales	132,193	119,750	10%	156,754	31%
Pawn loan fees	57,222	50,271	14%	67,584	34%
Consumer loan and credit services fees	974	1,067	(9)%	1,162	9%
Wholesale scrap jewelry revenue	6,086	6,877	(12)%	6,086	(12)%
	196,475	177,965	10%	231,586	30%
Total revenue:
Retail merchandise sales	234,319	216,079	8%	258,880	20%
Pawn loan fees	103,311	96,237	7%	113,673	18%
Consumer loan and credit services fees	10,602	14,305	(26)%	10,790	(25)%
Wholesale scrap jewelry revenue	16,950	17,025	—%	16,950	—%
	$365,182	$343,646	6%	$400,293	16%

Latin America revenue accounted for approximately 54% of total revenue for the six months ended June 30, 2016, while U.S. revenue accounted for approximately 46% of total revenue. On a constant currency basis, Latin America revenue accounted for approximately 58% of total revenue for the six months ended June 30, 2016, while U.S. revenue accounted for approximately 42% of total revenue.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 8% (20% on a constant currency basis) to $234,319,000 during the six months ended June 30, 2016 compared to $216,079,000 for the six months ended June 30, 2015. The increased retail merchandise sales in the Company’s pawn stores reflected store additions, maturation of existing stores and an increase in retail inventories available for sale. During the six months ended June 30, 2016, the gross profit margin on retail merchandise sales was 38%, which equaled the comparable prior-year period.
Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 26% (25% on constant currency basis) to $10,602,000 during the six months ended June 30, 2016 compared to $14,305,000 for the six months ended June 30, 2015. The Company attributes the decrease in part to decreased consumer demand, additional regulatory restrictions in certain markets where the Company’s consumer lending operations are focused and the closure of 27 stand-alone consumer finance stores since June 30, 2015. In addition, the Company expects to close approximately seven stand-alone consumer finance stores during the third quarter of 2016. Consumer/payday loan-related products comprised 3% of total revenue during the six months ended June 30, 2016 compared to 4% for the six months ended June 30, 2015.

Wholesale Scrap Jewelry Operations

Wholesale scrap jewelry revenue during the six months ended June 30, 2016 consisted primarily of gold sales, which decreased less than 1% to $16,950,000 during the six months ended June 30, 2016 compared to $17,025,000 for the six months ended June 30, 2015. Approximately 11,687 ounces were sold at an average selling price of $1,237 per ounce compared to approximately 12,200 ounces of gold sold at an average selling price of $1,201 per ounce in the prior-year period. The scrap gross profit margin was 19% compared to the prior-period margin of 16%. Scrap jewelry profits accounted for 2% of net revenue (gross profit) for the six months ended June 30, 2016 compared to 1% in the six months ended June 30, 2015. The Company’s exposure to gold price risk is described further in the Company’s 2015 annual report on Form 10-K.

Combined Revenue Results

The increase in year-to-date total revenue of 6% (16% on a constant currency basis) reflected an 8% increase (19% on a constant currency basis) in core revenue from retail sales and pawn fee revenue from new and existing pawn stores, offset by a decrease in non-core consumer loan fees. Same-store core revenue from retail sales and pawn fees increased 4% on a consolidated, constant currency basis from the six months ended June 30, 2015 to the six months ended June 30, 2016. Same-store core revenue in Latin America increased 9% (on a constant currency basis), offset by a decrease in same-store core revenue of 2% in the U.S. as compared to the prior-year period.

Store Operating Expenses

Store operating expenses increased by 6% (15% on a constant currency basis) to $109,989,000 during the six months ended June 30, 2016 compared to $104,067,000 during the six months ended June 30, 2015, primarily as a result of the 24% increase in the weighted-average store count, partially offset by an 19% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses increased 2% on a constant currency basis, compared to the prior-year period.

The net store profit contribution for the six months ended June 30, 2016 was $85,097,000, which equates to a store-level operating margin of 23% compared to $81,220,000 and 24% in the prior-year period, respectively. The decline in the store-level operating margin related primarily to a 29% decrease (28% on a constant currency basis) in net revenue from payday lending.

Administrative Expenses, Merger and Acquisition Expenses, Interest, Taxes and Income

Administrative expenses increased to $33,777,000 during the six months ended June 30, 2016 compared to $27,332,000 during the six months ended June 30, 2015, primarily as a result of a 24% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by a 19% decline in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses increased from 8% during the six months ended June 30, 2015 to 9% during the six months ended June 30, 2016 primarily due to the recent Latin America Acquisition. The Company anticipates certain administrative cost synergies beginning in the second half of fiscal 2016 as the Company continues integration efforts related to the Latin America Acquisition.

Merger and acquisition expenses increased to $4,479,000 during the six months ended June 30, 2016 compared to $1,175,000 during the six months ended June 30, 2015, reflecting transaction and integration costs primarily related to the Merger.

Interest expense increased to $8,786,000 during the six months ended June 30, 2016 compared to $8,146,000 for the six months ended June 30, 2015, reflecting an increase in the amount of outstanding debt. See “—Liquidity and Capital Resources.”

For the six months ended June 30, 2016 and 2015, the Company’s effective federal income tax rates were 32.7% and 31.2%, respectively. The Company expects the effective tax rate for the remainder of 2016 to be between 32% and 33%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 18% to $24,847,000 during the six months ended June 30, 2016 compared to $30,127,000 during the six months ended June 30, 2015, primarily as a result of the weaker value of the Mexican peso versus the U.S. dollar, an increase in merger and acquisition expenses primarily related to the Merger and the continued decline in non-core payday lending operations. These decreases were partially offset by the continued growth in core pawn operations. Comprehensive income decreased 51% to $8,144,000 during the six months ended June 30, 2016 compared to $16,471,000 during the six months ended June 30, 2015, as a result of the translation of the Company’s net assets denominated in local currencies into U.S. dollars as of June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company’s primary sources of liquidity were $46,274,000 in cash and cash equivalents, $169,500,000 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $153,977,000 in customer loans and pawn loan fees and service charges receivable and $91,861,000 in inventories. As of June 30, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $35,702,000, which is primarily held in Mexican pesos. The Company had working capital of $247,278,000 as of June 30, 2016 and total equity exceeded liabilities by a ratio of 1.3 to 1.

On March 24, 2014, the Company issued $200,000,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”) all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2015 Credit Facility. The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of adjusted net income. As of June 30, 2016, 2015 and December 31, 2015, deferred debt issuance costs of $3,797,000, $4,436,000 and $4,126,000, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

At June 30, 2016, the Company maintained a line of credit with a group of U.S. based commercial lenders (the "2015 Credit Facility") in the amount of $210,000,000, which matures in October 2020. At June 30, 2016, the Company had $50,500,000 outstanding under the 2015 Credit Facility and $159,500,000 was available for borrowings. The 2015 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The 2015 Credit Facility requires a minimum LIBOR rate of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2015 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2015 Credit Facility at June 30, 2016 was 3.00% based on 30-day LIBOR. The 2015 Credit Facility is secured by a pledge of 65% of the voting equity interests of the Company’s first-tier foreign subsidiaries (the “Equity Pledge”). The 2015 Credit Facility requires the Company to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with the requirements and covenants of the 2015 Credit Facility as of June 30, 2016, and believes it has the capacity to borrow a substantial portion of the amount available under the 2015 Credit Facility under the most restrictive covenant. During the six months ended June 30, 2016, the Company made net payments of $7,500,000 pursuant to the 2015 Credit Facility.

On July 25, 2016, the Company entered into an Amended and Restated Credit Agreement to replace the 2015 Credit Facility (as amended, the “2016 Credit Facility”). The 2016 Credit Facility does not become effective until the closing of the Merger and the satisfaction of customary closing conditions. The total lender commitment under the 2016 Credit Facility will increase from $210,000,000 to $400,000,000 and the number of participating lenders will increase from five to eight. Additionally, the term of the 2016 Credit Facility will be extended to five years from the closing date of the Merger and will be unsecured as the Equity Pledge will be released upon the effectiveness of the 2016 Credit Facility. The 2016 Credit Facility will bear interest, at the Company’s option, at either (i) LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company will be required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. Under the terms of the 2016 Credit Facility, the Company will be required to maintain certain financial ratios and comply with certain financial covenants and will allow the Company to make certain restricted payments, such as repurchasing shares of its stock, within certain parameters provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. Additionally, the Company will be required to maintain a minimum level of liquidity, as defined in the 2016 Credit Facility, to the extent any principal amount under Cash America’s 5.75% senior notes due May 15, 2018 remains outstanding upon completion of the Merger.

At June 30, 2016, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of June 30, 2016, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25,000 due when the first amount is drawn/borrowed. At June 30, 2016, the Company had no amount outstanding under the Mexico Credit Facility and $10,000,000 was available for borrowings.

In general, revenue growth is dependent upon the Company’s ability to fund growth of store locations, customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses, administrative expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, including expenses related to the Merger, affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its credit facilities, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited, dollar amounts in thousands):

	Six Months Ended
	June 30,
	2016	2015
Cash flow provided by operating activities	$39,573	$41,909
Cash flow used in investing activities	$(54,192)	$(44,171)
Cash flow provided by (used in) financing activities	$(21,116)	$15,144

	Balance at June 30,
	2016	2015
Working capital (1)	$247,278	$272,184
Current ratio (1)	5.70:1	7.67:1
Liabilities to equity (1)	75%	72%
Inventory turns (trailing twelve months)	3.4x	3.5x

(1)	Prior year amounts have been revised or reclassified. See Note 1 of Notes to Condensed Consolidated Financial Statements for further information.

Net cash provided by operating activities decreased $2,336,000, or 6%, from $41,909,000 for the six months ended June 30, 2015 to $39,573,000 for the six months ended June 30, 2016, due primarily to a decrease in net income of $5,280,000, partially offset by net changes in certain operating assets and liabilities (as noted in the condensed consolidated statements of cash flows).

Net cash used in investing activities increased $10,021,000, or 23%, from $44,171,000 for the six months ended June 30, 2015 to $54,192,000 for the six months ended June 30, 2016. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $27,653,000 in cash related to acquisitions during the six months ended June 30, 2016 compared to $31,600,000 in the prior-year period. The Company funded loans of $9,466,000 during the six months ended June 30, 2016 compared to $3,971,000 during the six months ended June 30, 2015.

Net cash used in financing activities increased $36,260,000, or 239%, from net cash provided by financing activities of $15,144,000 for the six months ended June 30, 2015 to net cash used in financing activities of $21,116,000 for the six months ended June 30, 2016. Net proceeds on the Company’s credit facilities were $33,600,000 during the six months ended June 30, 2015 compared to net payments of $7,500,000 during the six months ended June 30, 2016. In addition, the Company repaid $6,532,000 in peso-denominated debt from the Latin America Acquisition during the six months ended June 30, 2016. The Company repurchased shares of its common stock ($0 during the six months ended June 30, 2016 compared to $22,974,000 during the six months ended June 30, 2015), and realized proceeds from the exercise of stock options and the related tax benefit of $0 during the six months ended June 30, 2016 compared to $4,518,000 during the six months ended June 30, 2015. In addition, the Company paid dividends of $7,061,000 during the six months ended June 30, 2016, while no dividends were paid during the six months ended June 30, 2015.

During the six months ended June 30, 2016, the Company opened 31 new pawn stores in Latin America and acquired 179 pawn stores in Latin America and one pawn store in the U.S. The combined purchase price of the 2016 acquisitions was $30,718,000, net of cash acquired and certain post-closing adjustments. The purchases were composed of $27,078,000 in cash paid during the six months ended June 30, 2016 and approximately $3,640,000 payable to the sellers on or before January 2017. During the six months ended June 30, 2016, the Company also paid $575,000 of amounts payable related to prior-year acquisitions. The Company funded $17,073,000 in capital expenditures during the six months ended June 30, 2016, $9,269,000 of which related to the purchase of real estate at existing stores with the remainder related primarily to new store additions. The Company could fund capital expenditures, excluding real estate related expenditures, at a similar annualized rate in the remainder of 2016. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2016 included net cash flow from operating activities of $39,573,000 for the six months ended June 30, 2016.

The Company intends to continue expansion primarily through acquisitions and new store openings. Excluding the impact of the Merger or additional acquisitions, the Company expects to add approximately 220 to 225 stores during fiscal 2016, of which 211 have already occurred during the first six months of 2016. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2016.

The Company continually looks for, and is presented with, potential acquisition opportunities. Other than its proposed Merger with Cash America, the Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments. The Company will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

In connection with its proposed Merger with Cash America, the Company has incurred, and expects to incur additional costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The substantial majority of these costs will be non-recurring expenses relating to the Merger, including costs relating to integration planning. These costs could have a material impact on the financial condition and results of operation of the Company prior to the completion of the Merger and of the combined company following completion of the Merger. The Company also expects to pay, in cash, restricted stock unit awards and deferred stock unit awards granted to Cash America directors, executive officers and other employees that become fully vested upon the closing of the Merger. Lastly, the Company expects long-term debt obligations of Cash America to be refinanced upon the closing of the Merger. The Company plans to fund such costs, payments and the refinance of long-term debt obligations with available funds under the 2015 Credit Facility and, upon completion of the Merger, the 2016 Credit Facility, and believes it has adequate capacity to borrow the necessary funds under the most restrictive covenant.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the six months ended June 30, 2016, the Company did not repurchase any of its common stock and 1,148,000 shares remain available for repurchase under the repurchase program. The Company has suspended repurchases under its repurchase program pending the completion of the Merger. Following the completion of the Merger, continued share repurchases will be subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

In January 2016, the Company’s Board of Directors approved the initiation of a cash dividend payment at an annual rate of $0.50 per share to be paid quarterly. The second quarterly dividend payment was paid on June 15, 2016 to stockholders of record as of June 1, 2016. In July 2016, the Company’s Board of Directors declared a $0.125 per share third quarter cash dividend on common shares outstanding, which will be paid on August 24, 2016 to stockholders of record as of August 10, 2016. In addition, the Board of Directors approved a plan to increase the annual dividend to $0.76 per share, or $0.19 per share quarterly, beginning in the fourth quarter, subject to the closing of the Merger. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

Adjusted Net Income and Adjusted Net Income Per Share
Management believes the presentation of adjusted net income and adjusted net income per share (“Adjusted Income Measures”) provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current periods with the prior periods presented.

The following table provides a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (unaudited, in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$11,673	$0.41	$13,339	$0.47	$24,847	$0.88	$30,127	$1.06
Adjustments, net of tax:
Non-recurring restructuring expenses related to U.S. consumer loan operations	—	—	208	0.01	—	—	299	0.01
Non-recurring acquisition expenses	2,651	0.10	754	0.03	2,911	0.10	799	0.03
Adjusted net income	$14,324	$0.51	$14,301	$0.51	$27,758	$0.98	$31,225	$1.10

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above (unaudited, in thousands):

	Three Months Ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Non-recurring restructuring expenses related to U.S. consumer loan operations	$—	$—	$—	$310	$102	$208
Non-recurring acquisition expenses	4,079	1,428	2,651	1,110	356	754
Total adjustments	$4,079	$1,428	$2,651	$1,420	$458	$962

	Six Months Ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Non-recurring restructuring expenses related to U.S. consumer loan operations	$—	$—	$—	$439	$140	$299
Non-recurring acquisition expenses	4,479	1,568	2,911	1,175	376	799
Total adjustments	$4,479	$1,568	$2,911	$1,614	$516	$1,098

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Net income	$11,673	$13,339	$24,847	$30,127	$55,430	$76,596
Income taxes	5,573	6,092	12,060	13,693	25,338	31,797
Depreciation and amortization (1)	4,947	4,327	9,884	8,785	18,545	17,664
Interest expense	4,326	4,126	8,786	8,146	17,527	16,327
Interest income	(224)	(393)	(498)	(737)	(1,327)	(1,076)
EBITDA	26,295	27,491	55,079	60,014	115,513	141,308
Adjustments:
Non-recurring restructuring expenses related to U.S. consumer loan operations	—	310	—	439	8,439	439
Non-recurring acquisition expenses	4,079	1,110	4,479	1,175	6,179	2,117
Adjusted EBITDA	$30,374	$28,911	$59,558	$61,628	$130,131	$143,864

Adjusted EBITDA margin calculated as follows:
Total revenue					$726,138	$721,420
Adjusted EBITDA					$130,131	$143,864
Adjusted EBITDA as a percentage of revenue					18%	20%

Leverage ratio calculated as follows (indebtedness divided by adjusted EBITDA):
Indebtedness (2)					$250,500	$256,000
Adjusted EBITDA					$130,131	$143,864
Leverage ratio					1.9:1	1.8:1

(1)
For the three months ended June 30, 2015, excludes $140,000 of depreciation and amortization, for the six months and trailing twelve months ended June 30, 2015, excludes $229,000 of depreciation and amortization and for the trailing twelve months ended June 30, 2016, excludes $264,000 of depreciation and amortization, which are included in the non-recurring restructuring expenses related to U.S. consumer loan operations.

(2)
Excludes deferred debt issuance costs of $3,797,000 and $4,436,000 as of June 30, 2016 and 2015, respectively, which are included as a direct deduction from the carrying amount of the senior unsecured notes in the condensed consolidated balance sheets.

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

	Trailing Twelve Months Ended
	June 30,
	2016	2015
Cash flow from operating activities	$90,413	$91,049
Cash flow from investing activities:
Loan receivables	(9,211)	1,517
Purchases of property and equipment	(29,546)	(20,495)
Free cash flow	$51,656	$72,071

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance. The Company’s management uses constant currency results to evaluate operating results of business operations in Latin America, which are primarily transacted in local currencies. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. As the Company acquired the Guatemalan stores on December 31, 2015, there are no prior year comparisons and current year results were translated at an average exchange rate of 7.7 Guatemalan quetzales / U.S. dollar. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. In addition, see the tables detailing the components of revenue in “—Results of Continuing Operations” above for additional reconciliation of revenues to constant currency revenues.

The following table provides exchange rates for the Mexican peso for the current and prior year periods (unaudited):

	June 30,
	2016	2015	Decrease
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.5	15.6	(19)%
Three months ended	18.1	15.3	(18)%
Six months ended	18.0	15.1	(19)%

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

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected. In many municipal, state and federal jurisdictions, in both the United States and countries in Latin America, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2015 annual report on Form 10-K filed with the SEC on February 17, 2016. Other than as described below, there have been no material changes to the Company’s regulatory developments since December 31, 2015.

On June 1, 2016, the Consumer Financial Protection Bureau issued its notice of proposed rulemaking related to short-term consumer loans. The proposed rules remain open for comment until October 7, 2016 and are expected to become effective 15 months after the rules are finalized. The proposed rules seek to establish an ability to repay assessment on all covered loans, verification by the consumer of certain debts and verification through outside sources by lenders of certain debts, mandatory cooling off periods, alternative loan offerings that would allow lenders to forego the proposed requirement to conduct an ability to repay assessment, and restrictions on collection practices. As written, the proposed rules define the Company’s consumer loan products, both short-term loans and installment loans, as loans covered under the rules, but excludes pawn loans. The Company continues to review the proposed rules to determine the potential impact on its consumer loan portfolio if the proposed rules become final in their current form. The Company’s consumer loan revenue accounted for 3% of the Company’s consolidated total revenue for the six months ended June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of June 30, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as described below, there have been no material changes in the status of legal proceedings previously reported in the Company’s 2015 annual report on Form 10-K.

On July 6, 2016, Andrew Samtoy, a purported shareholder of Cash America, filed a Stockholder Class Action and Derivative Petition in the District Court of Dallas County of the State of Texas, styled Samtoy et al. v. Stuart et al., DC-16-08063 (the “Samtoy Action”), against Cash America’s board of directors, the Company and Merger Sub. The complaint in the Samtoy Action also names Cash America as a nominal defendant. The complaint in the Samtoy Action asserts direct and derivative claims against Cash America’s board of directors for breach of fiduciary duty in connection with their approval of the proposed Merger. The complaint in the Samtoy Action also asserts direct and derivative claims against the Company and Merger Sub for allegedly aiding and abetting Cash America’s board of directors’ breach of fiduciary duties. The Samtoy Action seeks, among other things, an injunction enjoining the proposed Merger from closing and an award of attorneys’ fees and costs. Cash America, its board of directors, the Company and Merger Sub believe that the claims in the complaint are entirely without merit and intend to defend this action vigorously.

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

As a result of the Company entering into the Merger Agreement with Cash America, certain risk factors have been identified in addition to those previously reported in the Company’s 2015 annual report on Form 10-K. These risks, including those risks associated with the 2016 Credit Facility, are described in more detail under the heading “Risk Factors” in the definitive joint proxy statement/prospectus that is included in the registration statement on Form S-4 that was filed with the SEC on August 1, 2016 in connection with the proposed Merger with Cash America. The Company urges you to read the registration statement on Form S-4 because it contains important information about the Merger, including relevant risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2016 through June 30, 2016, the Company granted a total of 51,000 nonvested shares of restricted common stock to certain executives of the Company. A total of 7,000 restricted shares, primarily granted in previous years, vested and were issued during the period from January 1, 2016 through June 30, 2016.

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

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the six months ended June 30, 2016, the Company did not repurchase any of its common stock and 1,148,000 shares remain available for repurchase under the repurchase program. As the Company has suspended repurchases under its repurchase program pending the completion of the Merger. Following the completion of the Merger, continued share repurchases will be subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	0-19133	2.1	04/28/2016
3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
10.1	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2016, filed with the SEC on August 8, 2016, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2016, June 30, 2015 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and June 30, 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: August 8, 2016	FIRST CASH FINANCIAL SERVICES, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	0-19133	2.1	04/28/2016
3.1	Amended Certificate of Incorporation	DEF 14A	0-19133	A	04/29/2004
3.2	Amended Bylaws	10-K	0-19133	3.2	03/31/2000
10.1	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2016, filed with the SEC on August 8, 2016, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2016, June 30, 2015 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and June 30, 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.
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