Form 10-Q
period 2016-09-30
FIRSTCASH, INC
filed 2016-11-09
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number 001-10960

FIRSTCASH, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2237318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 West 7th Street, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)
(817) 335-1100
(Registrant’s telephone number, including area code)

First Cash Financial Services, Inc.
690 E. Lamar Blvd., Suite 400, Arlington, Texas 76011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No
As of November 8, 2016, there were 48,507,343 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information
This quarterly report contains forward-looking statements about the business, financial condition and prospects of FirstCash, Inc. and its wholly owned subsidiaries. Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates or guidance. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

These forward-looking statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments discussed and described in (i) the Company’s 2015 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2016, including the risks described in Part 1, Item 1A, “Risk Factors” thereof (ii) in this quarterly report, including the risks described in Part II, Item IA, “Risk Factors” hereof, and (iii) the other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$83,356	$72,523	$86,954
Pawn loan fees and service charges receivable	45,708	18,116	16,406
Pawn loans	373,169	128,370	117,601
Consumer loans, net	27,792	1,114	1,118
Inventories	332,862	98,188	93,458
Income taxes receivable	36,449	—	3,567
Prepaid expenses and other current assets	31,935	5,815	6,330
Investment in common stock of Enova International, Inc.	54,786	—	—
Total current assets	986,057	324,126	325,434

Property and equipment, net	240,749	110,285	112,447
Goodwill	865,350	291,777	295,609
Intangible assets, net	106,502	6,488	6,181
Other non-current assets	69,125	3,521	3,903
Deferred tax assets	9,912	8,322	9,321
Total assets	$2,277,695	$744,519	$752,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$129,997	$31,589	$27,826
Customer deposits	37,591	14,540	14,426
Income taxes payable	910	843	3,923
Total current liabilities	168,498	46,972	46,175

Revolving unsecured credit facilities	360,000	68,500	58,000
Senior unsecured notes	196,373	195,712	195,874
Deferred tax liabilities	42,125	20,033	21,464
Other liabilities	77,645	—	—
Total liabilities	844,641	331,217	321,513

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	399	403
Additional paid-in capital	1,217,820	192,787	202,393
Retained earnings	359,926	624,194	643,604
Accumulated other comprehensive loss	(109,114)	(75,470)	(78,410)
Common stock held in treasury, at cost	(36,071)	(328,608)	(336,608)
Total stockholders’ equity	1,433,054	413,302	431,382
Total liabilities and stockholders’ equity	$2,277,695	$744,519	$752,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Retail merchandise sales	$152,215	$104,937	$386,534	$321,016
Pawn loan fees	79,505	49,882	182,816	146,119
Consumer loan and credit services fees	10,477	6,995	21,079	21,300
Wholesale scrap jewelry revenue	18,956	7,718	35,906	24,743
Total revenue	261,153	169,532	626,335	513,178

Cost of revenue:
Cost of retail merchandise sold	93,399	64,875	239,166	198,757
Consumer loan and credit services loss provision	3,413	2,368	5,780	5,074
Cost of wholesale scrap jewelry sold	16,977	6,847	30,701	21,088
Total cost of revenue	113,789	74,090	275,647	224,919

Net revenue	147,364	95,442	350,688	288,259

Expenses and other income:
Store operating expenses	80,574	50,995	190,563	155,062
Administrative expenses	24,500	11,733	58,277	39,065
Merger and other acquisition expenses	29,398	—	33,877	1,175
Depreciation and amortization	7,281	4,637	17,165	13,651
Goodwill impairment - U.S. consumer loan operations	—	7,913	—	7,913
Interest expense	5,073	4,336	13,859	12,482
Interest income	(138)	(406)	(636)	(1,143)
Loss on sale of common stock of Enova International, Inc.	253	—	253	—
Total expenses and other income	146,941	79,208	313,358	228,205

Income before income taxes	423	16,234	37,330	60,054

Provision for income taxes	1,835	5,061	13,895	18,754

Net income (loss)	$(1,412)	$11,173	$23,435	$41,300

Net income (loss) per share:
Basic	$(0.04)	$0.40	$0.77	$1.46
Diluted	$(0.04)	$0.40	$0.77	$1.45

Dividends declared per common share	$0.125	$—	$0.375	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(1,412)	$11,173	$23,435	$41,300
Other comprehensive income (loss):
Currency translation adjustment	(12,248)	(21,536)	(28,951)	(35,192)
Change in fair value of investment in common stock of Enova International, Inc., net (1)	(1,753)	—	(1,753)	—
Comprehensive income (loss)	$(15,413)	$(10,363)	$(7,269)	$6,108

(1) Net of tax benefit of $1,031 for the three and nine months ended September 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2015	—	$—	40,288	$403	$202,393	$643,604	$(78,410)	12,052	$(336,608)	$431,382
Shares issued under share-based com-pensation plan	—	—	7	—	(3,903)	—	—	(83)	3,903	—
Shares issued upon merger with Cash America	—	—	20,181	202	1,015,305	—	—	—	—	1,015,507
Share-based compensa-tion expense	—	—	—	—	4,025	—	—	—	—	4,025
Net income	—	—	—	—	—	23,435	—	—	—	23,435
Dividends paid	—	—	—	—	—	(10,591)	—	—	—	(10,591)
Change in fair value of investment in common stock of Enova International, Inc., net of tax	—	—	—	—	—	—	(1,753)	—	—	(1,753)
Currency translation adjustment	—	—	—	—	—	—	(28,951)	—	—	(28,951)
Retirement of treasury stock	—	—	(11,200)	(112)	—	(296,522)	—	(11,200)	296,634	—
Balance at 9/30/2016	—	$—	49,276	$493	$1,217,820	$359,926	$(109,114)	769	$(36,071)	$1,433,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(40,278)	11,200	$(296,634)	$434,441
Shares issued under share-based com-pensation plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options	—	—	145	2	2,899	—	—	—	—	2,901
Income tax benefit from exercise of stock options	—	—	—	—	1,617	—	—	—	—	1,617
Share-based compensation expense	—	—	—	—	209	—	—	—	—	209
Net income	—	—	—	—	—	41,300	—	—	—	41,300
Currency translation adjustment	—	—	—	—	—	—	(35,192)	—	—	(35,192)
Purchases of treasury stock	—	—	—	—	—	—	—	661	(31,974)	(31,974)
Balance at 9/30/2015	—	$—	39,858	$399	$192,787	$624,194	$(75,470)	11,861	$(328,608)	$413,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2016	2015
Cash flow from operating activities:
Net income	$23,435	$41,300
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	2,368	466
Share-based compensation expense	4,025	209
Loss on sale of common stock of Enova International, Inc.	253	—
Depreciation and amortization expense	17,165	13,651
Amortization of debt issuance costs	1,083	715
Amortization of above/below market leases, net	(58)	—
Impairment of goodwill - U.S. consumer loan operations	—	7,913
Deferred income taxes, net	8,665	2,293
Changes in operating assets and liabilities, net of business combinations:
Pawn fees and service charges receivable	(2,630)	(2,203)
Merchandise inventories	(4,924)	(3,310)
Prepaid expenses and other assets	1,774	(1,731)
Accounts payable, accrued expenses and other liabilities	2,990	4,428
Income taxes payable	(13,672)	1,391
Net cash flow provided by operating activities	40,474	65,122
Cash flow from investing activities:
Loan receivables, net of cash repayments	(31,486)	(22,299)
Purchases of property and equipment	(23,426)	(15,528)
Portion of aggregate merger consideration paid in cash, net of cash acquired	(8,251)	—
Acquisitions of pawn stores, net of cash acquired	(28,756)	(33,015)
Proceeds from sale of common stock of Enova International, Inc.	2,962	—
Net cash flow used in investing activities	(88,957)	(70,842)
Cash flow from financing activities:
Borrowings from revolving credit facilities	396,000	82,055
Repayments of revolving credit facilities	(94,000)	(35,955)
Repayments of debt assumed with merger and other acquisitions	(238,532)	—
Debt issuance costs paid	(2,340)	—
Purchases of treasury stock	—	(31,974)
Proceeds from exercise of share-based compensation awards	—	2,901
Income tax benefit from exercise of stock options	—	1,617
Dividends paid	(10,591)	—
Net cash flow provided by financing activities	50,537	18,644
Effect of exchange rates on cash	(5,652)	(8,393)
Change in cash and cash equivalents	(3,598)	4,531
Cash and cash equivalents at beginning of the period	86,954	67,992
Cash and cash equivalents at end of the period	$83,356	$72,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands except per share amounts, unless otherwise indicated)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2015, which is derived from audited financial statements, and the unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”). All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2016. The condensed consolidated financial statements as of September 30, 2016 and 2015, and for the three month and nine month periods ended September 30, 2016 and 2015, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

On September 1, 2016, the Company completed its previously announced merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company changed its name from First Cash Financial Services, Inc. to FirstCash, Inc. The accompanying unaudited condensed consolidated statements of income for the three month and nine month periods ended September 30, 2016 include the results of operations for Cash America for the period September 2, 2016 to September 30, 2016. The accompanying unaudited condensed consolidated balance sheet at September 30, 2016 includes the preliminary valuation of the assets acquired and liabilities assumed. See Note 2 for additional information about the Merger.

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

A small component of the Company’s business includes the offering of check cashing services through franchised check cashing centers, for which the Company receives franchise fees. In addition, in some of its Company-operated lending locations, the Company offers check cashing services, as well as prepaid debit cards that are issued and serviced through a third party.

The Company has significant operations in Mexico and Guatemala to a lesser extent, where the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the three month and nine month periods ended September 30, 2016 and 2015. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Significant Accounting Policies

Other than as described below, there have been no material changes to significant accounting policies previously reported in the Company’s 2015 annual report on Form 10-K. These policies have been added or amended due to the Merger.

Investment in common stock of Enova International, Inc. - As a result of the Merger, the Company holds an investment in common stock of Enova International, Inc. (“Enova”), a publicly traded company focused on providing online consumer lending products. The shares of Enova common stock held by the Company are classified as available-for-sale, and unrealized gains and losses, net of tax, are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. These shares are carried on the condensed consolidated balance sheet as of September 30, 2016 based on the market-determined stock price of Enova.

The Company evaluates its investment in common stock of Enova for impairment if circumstances arise that indicate that an impairment may exist. If an impairment is determined to be other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified.

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required as the fair value of the pledged collateral is significantly in excess of the pawn loan amount. The Company maintains an allowance for credit losses on consumer loans on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its consumer loans. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (e.g., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

The Company fully reserves or charges off consumer loans once the loan has been classified as delinquent for 60 days. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. Installment loans are considered delinquent when a customer misses two payments. If a loan is estimated to be uncollectible before it is fully reserved, it is charged off at that point. Recoveries on loans previously charged to the allowance, including the sale of delinquent loans to unaffiliated third parties, are credited to the allowance when collected or when sold to a third party. The Company generally does not accrue interest on delinquent consumer loans. In addition, delinquent consumer loans generally may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers in Texas and Ohio markets in obtaining extensions of credit. The Company’s consumer loan stores and select pawn stores in Texas and Ohio offer the CSO Program and credit services are also offered via an internet platform for Texas residents. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an independent, non-bank, consumer lending company (the “Independent Lender”) and issues the Independent Lender a letter of credit to guarantee the repayment of the extension of credit. These letters of credit constitute a guarantee for which the Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the letters of credit. According to the letter of credit, if the borrower defaults on the extension of credit, the Company will pay the Independent Lender the principal, accrued interest, insufficient funds and late fee, if applicable, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lender in performing under the letters of credit. The Company records the estimated fair value of the liability under the letters of credit in accrued liabilities. The estimated fair value of the liability under the letters of credit is periodically reviewed by management with any changes reflected in current operations.

Revisions and Reclassifications

Certain amounts for the periods ended September 30, 2015 and December 31, 2015 have been reclassified in order to conform to the 2016 presentation. See “—Recent accounting pronouncements” below regarding the impact of the Company’s adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) on the classification of debt issuance costs in the Company’s condensed consolidated balance sheets. In addition, after the impact of the revision to deferred tax assets described below, the Company’s adoption of ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” at December 31, 2015 resulted in a $6,632 decrease in current deferred tax assets, a $26,665 increase in non-current deferred tax assets and a $20,033 increase in non-current deferred tax liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2015.

The Company revised certain previously reported amounts for the three and nine months ended September 30, 2015 for the correction of prior period errors. ASC 740 “Income Taxes,” provides an exception to recording deferred tax attributes associated with foreign currency translation adjustments, which are recorded in comprehensive income. In July 2013, the Company terminated an election to include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. The Company had incorrectly recorded a deferred tax asset on these accumulated foreign currency translation adjustments in prior periods. The correction of the error resulted in a reduction in comprehensive income of $7,538 and $12,318 for the three and nine months ended September 30, 2015, respectively, and a decrease in deferred tax assets with a corresponding increase in accumulated other comprehensive loss of $26,428 as of September 30, 2015, but had no impact on the Company’s condensed consolidated statements of income or cash flows. In addition, see Note

9 for a description of revisions made to the condensed consolidating guarantor financial statements. The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any previously issued financial statements.

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

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-15, which clarified the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 became effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of ASU 2015-03 resulted in a $3,627, $4,288 and $4,126 decrease in other non-current assets and senior unsecured notes in the accompanying condensed consolidated balance sheets as of September 30, 2016, 2015 and December 31, 2015, respectively. The Company elected to present debt issuance costs related to the Company’s revolving unsecured credit facilities as an asset as allowed in ASU 2015-15.

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

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted and requires either prospective or retrospective application depending on the item addressed. The Company early adopted ASU 2016-09 during the third quarter of 2016, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 is effective for public entities for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its consolidated financial statements.

Note 2 - Merger and Other Acquisitions

Cash America Merger

On September 1, 2016, the Company completed its previously announced merger of equals business combination with Cash America as contemplated by the Agreement and Plan of Merger, dated as of April 28, 2016 (the “Merger Agreement”), by and among the Company, Cash America, and Frontier Merger Sub LLC, a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Cash America merged with and into Merger Sub, with Merger Sub continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company.

In conjunction with the closing of the Merger, the Company changed its name to FirstCash, Inc. and listed its common stock on the New York Stock Exchange under the ticker symbol “FCFS.” The headquarters of the combined company was moved to the former Cash America headquarters in Fort Worth, Texas. The Merger creates the largest combined retail pawn store operator in Latin America and the United States, with over 2,000 locations across four countries. The combined company provides significant scale and a unified platform for leadership in the pawn industry while keeping the strong local presence and established brands from both companies.

Under the terms of the Merger Agreement, each former share of Cash America common stock issued and outstanding immediately prior to September 1, 2016 was converted to 0.84 shares of the Company’s common stock with fractional shares paid in cash. As a result, the Company issued approximately 20,181,000 shares of its common stock to former holders of Cash America common stock. Immediately following the Merger, the Company’s shareholders owned approximately 58% of the common stock of the Company, and the former Cash America shareholders owned approximately 42%. Additionally, Cash America employee and director based restricted stock awards outstanding immediately prior to the Merger were fully-vested and paid out in cash in conjunction with the closing of the Merger. The Company was determined to be the accounting acquirer in the Merger.

The following table summarizes the consideration transferred in connection with the merger:

Cash America Merger
Cash America shares outstanding at September 1, 2016 (in thousands)	24,025
Exchange ratio	0.84
Shares of First Cash common stock issued (in thousands)	20,181
Company common stock per share price at September 1, 2016	$50.32
Fair value of Company common stock issued to Cash America shareholders	$1,015,507
Cash in lieu of fractional shares paid by the Company	10
Cash America outstanding stock awards settled in cash	50,760
Aggregate merger consideration	$1,066,277

The Company has performed a preliminary valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate merger consideration based on the preliminary fair values of those identifiable assets and liabilities. The preliminary purchase price allocation is subject to change as the Company completes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the 12-month measurement period from the date of the Merger as required by applicable accounting guidance. Due to the significance of the Merger, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

The preliminary allocation of the aggregate merger consideration is as follows:

Cash America Merger
Cash and cash equivalents	$42,520
Pawn loans	234,761
Pawn loan fees and service charges receivable	26,893
Consumer loans, net	27,549
Inventory	224,948
Income taxes receivable	23,095
Other current assets	27,018
Investment in common stock of Enova International, Inc.	60,785
Property and equipment	119,414
Goodwill (1)	555,096
Intangible assets (2)	102,000
Other non-current assets	62,993
Current liabilities (3)	(96,080)
Customer deposits	(21,536)
Revolving unsecured credit facility (4)	(232,000)
Deferred tax liabilities	(13,517)
Other liabilities	(77,662)
Aggregate merger consideration	$1,066,277

(1)
The goodwill is attributable to the excess of the aggregate merger consideration over the fair value of the net tangible and intangible assets acquired and liabilities assumed and is considered to represent the synergies and economies of scale expected from combining the operations of the Company and Cash America. This goodwill has been assigned to the U.S. pawn operations reporting unit. Approximately $223,000 of the goodwill arising from the Merger is expected to be deductible for U.S. income tax purposes.

(2)	Intangible assets acquired and the respective useful lives assigned consist of the following:

	Amount	Useful life (in years)
Trade names	$46,300	Indefinite
Pawn licenses	32,300	Indefinite
Customer relationships	14,700	Five
Non-compete agreements	8,700	Two
	$102,000

The customer relationships are being amortized using an accelerated amortization method that reflects the future cash flows expected from the returning pawn customers of Cash America. The non-compete agreements are being amortized over a straight-line basis over the life of the non-compete agreements. As the trade names and pawn licenses have indefinite lives, they are not amortized.

(3)	Includes acquired contingent liabilities of approximately $21,500.

(4)
Represents outstanding borrowings under Cash America’s revolving unsecured credit facility that became due upon completion of the Merger. The Cash America revolving unsecured credit facility was repaid by the Company using proceeds from the 2016 Credit Facility (as described in Note 6) and was terminated upon completion of the Merger.

Transaction costs associated with the Merger are being expensed as incurred and are presented in the condensed consolidated statements of income as merger and other acquisition expenses. These expenses include investment banking, legal, accounting, and other related third party costs associated with the Merger, including preparation for regulatory filings and shareholder approvals. See Note 4 for further information about merger and other acquisition expenses.

Other Acquisitions

The Company completed other acquisitions during the nine months ended September 30, 2016, as described below, consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

The Company acquired the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 166 pawn stores located in Mexico on January 6, 2016 and the assets of 13 pawn stores located in El Salvador on February 2, 2016 in related transactions (collectively the “Latin America Acquisition”). The combined purchase price for the all-cash transaction was $30,123, net of cash acquired before certain post-closing adjustments. Subsequent to the acquisition, $229 of post closing adjustments were identified, resulting in a combined purchase price of $29,894, net of cash acquired and is subject to further post-closing adjustments. The purchase was composed of $27,357 in cash paid during the nine months ended September 30, 2016 and remaining payables to the sellers of approximately $2,537. In addition, the Company assumed approximately $6,630 in peso-denominated debt from these acquisitions which was repaid in full by the Company in January 2016. The estimated fair values of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition dates.

During the nine months ended September 30, 2016, one pawn store located in the U.S. was acquired by the Company (“U.S. Acquisition”) for an all-cash aggregate purchase price of $824, net of cash acquired. During the nine months ended September 30, 2016, the Company also paid $575 of deferred purchase price amounts payable related to prior-year acquisitions.

The preliminary allocations of the purchase prices for the Company’s other acquisitions during the nine months ended September 30, 2016 (the “2016 Acquisitions”) are as follows:

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

(2)	Intangible assets primarily consist of customer relationships, which are generally amortized over five years.

During the nine months ended September 30, 2016, revenue from the Merger and the 2016 Acquisitions since the respective closing dates was $112,185. During the nine months ended September 30, 2016, the net earnings from the Merger and the 2016 Acquisitions since the acquisition dates (excluding acquisition and integration costs) was $13,184. Combined transaction and integration costs related to the Merger and 2016 Acquisitions were $33,877, which are further described in Note 4.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Merger and the 2016 Acquisitions had occurred on January 1, 2015:

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$626,335	$1,308,967	$513,178	$1,304,906
Net income	23,435	80,556	41,300	34,291

Net income per share:
Basic	$0.77	$1.66	$1.46	$0.71
Diluted	0.77	1.66	1.45	0.71

Pro forma adjustments are included only to the extent they are directly attributable to the Merger and 2016 Acquisitions. The unaudited pro forma results have been adjusted with respect to certain aspects of the Merger and 2016 Acquisitions primarily to reflect:

•	depreciation and amortization expense that would have been recognized assuming fair value adjustments to the existing tangible and intangible assets acquired and liabilities assumed;

•
interest expense based on a lower combined weighted-average interest rate on borrowings (see Note 6 - Long-Term Debt) partially offset by an increase in total indebtedness primarily incurred to finance certain cash payments and transaction costs related to the Merger;

•	the elimination of losses on extinguishment of debt recognized in Cash America’s historical financial statements as the related debt was terminated upon completion of the Merger; and

•
the inclusion in the pro forma nine months ended September 30, 2015 of $66,324 in merger and other acquisition expenses incurred by both the acquirees and acquirer (excluded from the pro forma nine months ended September 30, 2016).

The unaudited pro forma financial information has been prepared for informational purposes only and does not include any anticipated synergies or other potential benefits of the Merger or 2016 Acquisitions. It also does not give effect to certain future charges that the Company expects to incur in connection with the Merger and 2016 Acquisitions, including, but not limited to, additional professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. The unaudited pro forma information is based on the Company’s preliminary valuation analysis of identifiable assets acquired and liabilities assumed and therefore subject to change. Pro forma results do not purport to be indicative of what would have resulted had the acquisitions occurred on the date indicated or what may result in the future.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(1,412)	$11,173	$23,435	$41,300

Denominator (in thousands):
Weighted-average common shares for calculating basic earnings per share	34,631	28,019	30,372	28,206
Effect of dilutive securities:
Stock options and nonvested awards	—	205	—	212
Weighted-average common shares for calculating diluted earnings per share	34,631	28,224	30,372	28,418

Net income (loss) per share:
Basic	$(0.04)	$0.40	$0.77	$1.46
Diluted	$(0.04)	$0.40	$0.77	$1.45

Note 4 - Merger and Other Acquisition Expenses

The Company has incurred significant expenses in connection with the Merger and integration with Cash America. The merger related expenses are predominantly incremental costs directly associated with the merger and integration of Cash America, including professional fees, legal expenses, severance, retention and other employee-related costs, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. In addition, the Company has incurred transaction and integration costs in connection with the Company’s other acquisitions. The Company presents merger and other acquisition expenses separately in the condensed consolidated statements of income to identify these activities apart from the expenses incurred to operate the business. The table below summarizes the major components of merger and other acquisition expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Merger related expenses:
Transaction (1)	$12,791	$—	$17,120	$—
Severance and retention (2)	13,868	—	13,868	—
Other (3)	2,739	—	2,739	—
Total merger related expenses	29,398	—	33,727	—

Other acquisition expenses:
Transaction and integration	—	—	150	1,175
Total other acquisition expenses	—	—	150	1,175
Total merger and other acquisition expenses	$29,398	$—	$33,877	$1,175

(1)
For the three month and nine month periods ended September 30, 2016, the Company recognized an income tax benefit of $1,876 and $3,387, respectively, related to the merger transaction expenses as a significant portion are not deductible for income tax purposes.

(2)
For the three month and nine month periods ended September 30, 2016, the Company made severance and retention payments of $9,497 and as of September 30, 2016 had $4,371 accrued for future payments. Accrued severance and retention is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

(3)	Represents accelerated share-based compensation expense related to restricted stock awards for certain First Cash employees which vested as a result of the Merger.

Note 5 - Investment in Common Stock of Enova

As a result of the Merger, the Company acquired Cash America’s investment in common stock of Enova, a publicly traded company focused on providing online consumer lending products. The shares of Enova common stock held by the Company are classified as available-for-sale, and unrealized gains and losses, net of tax, are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. These shares are carried on the condensed consolidated balance sheet as of September 30, 2016 based on the market-determined stock price of Enova. Pursuant to a private letter ruling from the Internal Revenue Service obtained by Cash America prior to the Merger, the Company must dispose of the Enova common stock by September 15, 2017.

The Company does not account for its investment in Enova common stock under the equity method for the following reasons. The Company does not have the ability to significantly influence the strategy or the operating or financial policies of Enova. The Company does not share employees or management with Enova and does not participate in any policy-making process of Enova. The Company does not have the right to vote on matters put before Enova stockholders because it has granted Enova a proxy to vote its shares in the same proportion as the other stockholders of Enova on all such matters. In addition, the Company has agreed to divest its ownership in Enova prior to September 15, 2017, as discussed above. While Daniel R. Feehan, the Company’s Chairman of the Board, serves as one of nine members of Enova’s Board of Directors, he does not serve on any committees of Enova’s Board of Directors, and the Company is not able to influence his future election to Enova’s Board of Directors because it does not have independent voting power with respect to the shares of Enova that it owns. The Company also does not have any material business relationships with Enova.

As of September 30, 2016, the Company owned 5,666,000 shares, equal to approximately 17% of the outstanding Enova common stock as of September 30, 2016, with a basis of approximately $57,570. Based on the market value of the Enova common stock as of September 30, 2016, an unrealized loss of $1,753, net of tax, was included in accumulated other comprehensive income (loss) for the three month and nine month periods ended September 30, 2016. The Company sold 317,000 shares in open market and small block sales during the same periods, resulting in a loss on sale of $253. Subsequent to September 30, 2016, the Company sold approximately 1,200,000 additional shares in open market and small block sales.

Note 6 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”) all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2016 Credit Facility (as defined below). The Notes permit the Company to make certain restricted payments, such as purchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of net income, adjusted for certain items as described in the indenture. As of September 30, 2016, 2015 and December 31, 2015, deferred debt issuance costs of $3,627, $4,288 and $4,126, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

Revolving Credit Facilities

During the period from January 1, 2016 through September 1, 2016, the Company maintained a revolving line of credit agreement with a group of U.S. based commercial lenders (the “2015 Credit Facility”) in the amount of $210,000, which was scheduled to mature in October 2020. The 2015 Credit Facility charged interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

On September 1, 2016 and in connection with the closing of the Merger, the Company amended and extended the 2015 Credit Facility (as amended, the “2016 Credit Facility”). The total lender commitment under the 2016 Credit Facility increased from $210,000 to $400,000 and the number of participating lenders increased from five to eight. Additionally, the term of the 2016 Credit Facility was extended to September 2021, five years from the closing date of the Merger, and is unsecured as the amendment removed the pledge of 65% of the voting equity interests of the Company’s first-tier foreign subsidiaries included in the 2015 Credit Facility. Also in connection with the Merger, all of Cash America’s previously outstanding 5.75% senior notes due 2018 (the “Cash America Notes”) were redeemed and Cash America’s previously outstanding credit agreement and related credit facilities were terminated.

At September 30, 2016, the Company had $360,000 in outstanding borrowings, which were primarily used to fund the redemption of the Cash America Notes and to refinance all amounts outstanding under Cash America’s credit facilities and the 2015 Credit Facility, and $5,956 in outstanding letters of credit under the 2016 Credit Facility leaving $34,044 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2015 Credit Facility at September 30, 2016 was 3.06% based on 30-day LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of September 30, 2016. During the nine months ended September 30, 2016, the Company received net proceeds of $302,000 from borrowings pursuant to the 2015 Credit Facility and 2016 Credit Facility.

At September 30, 2016, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of September 30, 2016. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At September 30, 2016, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

Note 7 - Fair Value of Financial Instruments

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

Recurring Fair Value Measurements

Prior to the Merger, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis. The Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2016 are as follows:

	September 30,	Fair Value Measurements Using
Financial assets:	2016	Level 1	Level 2	Level 3
Cash America nonqualified savings plan-related assets	$12,229	$12,229	$—	$—
Investment in common stock of Enova	54,786	54,786	—	—
	$67,015	$67,015	$—	$—

Prior to the Merger, Cash America had a nonqualified savings plan that was available to certain members of management whereby participants could contribute up to 100% of their annual bonus and up to 50% of their other eligible compensation to the plan. Upon completion of the Merger, the nonqualified savings plan was terminated and the Company is in the process of dissolving the plan and distributing the remaining assets to the participants. These assets include marketable equity securities, which are classified as Level 1 and the fair values are based on quoted market prices. The nonqualified savings plan assets are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets with an offsetting liability of equal amount, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. The Company’s investment in common stock of Enova represents the Company’s available-for-sale shares of Enova common stock. See Note 5 for further information. As of September 30, 2016, the equity securities representing Enova common stock were classified as Level 1 and based on the market determined stock price of Enova. During the nine months ended September 30, 2016, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2016, 2015 and December 31, 2015 that are not measured at fair value in the condensed consolidated balance sheets are as follows:

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
Financial assets:	2016	2016	Level 1	Level 2	Level 3
Cash and cash equivalents	$83,356	$83,356	$83,356	$—	$—
Pawn loans	373,169	373,169	—	—	373,169
Consumer loans, net	27,792	27,792	—	—	27,792
Pawn loan fees and service charges receivable	45,708	45,708	—	—	45,708
	$530,025	$530,025	$83,356	$—	$446,669

Financial liabilities:
Revolving unsecured credit facilities	360,000	360,000	—	360,000	—
Senior unsecured notes, outstanding principal	200,000	210,000	—	210,000	—
	$560,000	$570,000	$—	$570,000	$—

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
Financial assets:	2015	2015	Level 1	Level 2	Level 3
Cash and cash equivalents	$72,523	$72,523	$72,523	$—	$—
Pawn loans	128,370	128,370	—	—	128,370
Consumer loans, net	1,114	1,114	—	—	1,114
Pawn loan fees and service charges receivable	18,116	18,116	—	—	18,116
	$220,123	$220,123	$72,523	$—	$147,600

Financial liabilities:
Revolving unsecured credit facilities	68,500	68,500	—	68,500	—
Senior unsecured notes, outstanding principal	200,000	201,000	—	201,000	—
	$268,500	$269,500	$—	$269,500	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
Financial assets:	2015	2015	Level 1	Level 2	Level 3
Cash and cash equivalents	$86,954	$86,954	$86,954	$—	$—
Pawn loans	117,601	117,601	—	—	117,601
Consumer loans, net	1,118	1,118	—	—	1,118
Pawn loan fees and service charges receivable	16,406	16,406	—	—	16,406
	$222,079	$222,079	$86,954	$—	$135,125

Financial liabilities:
Revolving unsecured credit facilities	58,000	58,000	—	58,000	—
Senior unsecured notes, outstanding principal	200,000	199,000	—	199,000	—
	$258,000	$257,000	$—	$257,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying values of cash and cash equivalents approximate fair value. Due to their short-term maturities, the carrying value of pawn loans and pawn loan fees and service charges receivable approximate fair value. Short-term loans and installment loans, collectively, represent consumer loans, net on the accompanying condensed consolidated balance sheets and are carried net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximated the fair value.

The carrying value of the Company’s prior credit facilities approximated fair value as of September 30, 2015 and December 31, 2015. The carrying value of the Company’s current credit facilities (the 2016 Credit Facility and the Mexico Credit Facility) approximated fair value as of September 30, 2016. The fair value of the senior unsecured notes have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 8 - Commitments and Contingencies

On June 26, 2015, Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) under Cash America’s 2018 Senior Notes Indenture that governed the Cash America 2018 Senior Notes (the “2018 Senior Notes Indenture”), filed a lawsuit against Cash America in the United States District Court for the Southern District of New York (the “Senior Notes Lawsuit”). The Senior Notes Lawsuit alleged that the spin-off of Enova (the “Enova Spin-off”) completed by Cash America in November 2014 was not permitted by the 2018 Senior Notes Indenture, and the Trustee requested a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. Cash America disagreed with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture and also disagreed that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it was determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture.

In August 2016, Cash America notified the Trustee that, pursuant to the optional redemption provisions of the 2018 Senior Notes Indenture, it intended to redeem all of the outstanding 2018 Senior Notes at the end of August at the then make-whole premium called for by the 2018 Senior Notes Indenture. On September 1, 2016, the Merger was completed and immediately prior to the close of the Merger, the 2018 Senior Notes were redeemed and extinguished by Cash America.

On September 19, 2016, with cross-motions for summary judgment before the court, the judge denied Cash America’s motion and granted the Trustee’s motion for summary judgment in all respects, granting all requested relief, including accrued and unpaid interest plus a make-whole premium. While the Company intends to continue its defense of the Senior Notes Lawsuit and filed a notice of appeal on October 3, 2016, an assumed contingent liability related to the Senior Notes Lawsuit is included in the allocation of aggregate Merger consideration. See Note 2 - Merger and Other Acquisitions.

Note 9 - Condensed Consolidating Guarantor Financial Statements

In connection with the issuance of the Notes, certain of the Company’s domestic subsidiaries (collectively, “Guarantor Subsidiaries”), fully, unconditionally, jointly and severally guaranteed the payment obligations under the Notes. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. In conjunction with the Merger, Merger Sub, the surviving entity in the Merger and a wholly owned subsidiary of the Company, is included as a Guarantor Subsidiary. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of comprehensive income (loss) and statements of cash flows of FirstCash, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet
September 30, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$29,324	$36,723	$17,309	$—	$83,356
Pawn loan fees and service charges receivable	—	33,758	11,950	—	45,708
Pawn loans	—	293,099	80,070	—	373,169
Consumer loans, net	—	27,331	461	—	27,792
Inventories	—	271,900	60,962	—	332,862
Income taxes receivable	13,354	23,095	—	—	36,449
Prepaid expenses and other current assets	3,790	25,742	2,403	—	31,935
Investment in common stock of Enova	—	54,786	—	—	54,786
Intercompany receivable	1,557	—	3,708	(5,265)	—
Total current assets	48,025	766,434	176,863	(5,265)	986,057

Property and equipment, net	3,817	181,809	55,123	—	240,749
Goodwill	—	751,900	113,450	—	865,350
Intangible assets, net	—	104,938	1,564	—	106,502
Other non-current assets	3,394	63,448	2,283	—	69,125
Deferred tax assets	—	—	9,912	—	9,912
Investments in subsidiaries	1,954,008	—	—	(1,954,008)	—
Total assets	$2,009,244	$1,868,529	$359,195	$(1,959,273)	$2,277,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$19,817	$95,496	$14,684	$—	$129,997
Customer deposits	—	28,437	9,154	—	37,591
Income taxes payable	—	—	910	—	910
Intercompany payable	—	—	5,265	(5,265)	—
Total current liabilities	19,817	123,933	30,013	(5,265)	168,498

Revolving unsecured credit facilities	360,000	—	—	—	360,000
Senior unsecured notes	196,373	—	—	—	196,373
Deferred tax liabilities	—	39,315	2,810	—	42,125
Other liabilities	—	77,645	—	—	77,645
Total liabilities	576,190	240,893	32,823	(5,265)	844,641

Total stockholders’ equity	1,433,054	1,627,636	326,372	(1,954,008)	1,433,054
Total liabilities and stockholders’ equity	$2,009,244	$1,868,529	$359,195	$(1,959,273)	$2,277,695

Condensed Consolidating Balance Sheet
September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,581	$3,012	$59,930	$—	$72,523
Pawn loan fees and service charges receivable	—	7,895	10,221	—	18,116
Pawn loans	—	63,195	65,175	—	128,370
Consumer loans, net	—	624	490	—	1,114
Inventories	—	45,339	52,849	—	98,188
Income taxes receivable	390	—	—	(390)	—
Prepaid expenses and other current assets	4,030	—	1,785	—	5,815
Intercompany receivable	11,963	—	—	(11,963)	—
Total current assets	25,964	120,065	190,450	(12,353)	324,126

Property and equipment, net	3,490	55,908	50,887	—	110,285
Goodwill	—	195,076	96,701	—	291,777
Intangible assets, net	—	4,674	1,814	—	6,488
Other non-current assets	973	484	2,064	—	3,521
Deferred tax assets	1,069	—	8,322	(1,069)	8,322
Investments in subsidiaries	665,634	—	—	(665,634)	—
Total assets	$697,130	$376,207	$350,238	$(679,056)	$744,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$19,616	$2,382	$9,591	$—	$31,589
Customer deposits	—	6,106	8,434	—	14,540
Income taxes payable	—	—	1,233	(390)	843
Intercompany payable	—	—	11,963	(11,963)	—
Total current liabilities	19,616	8,488	31,221	(12,353)	46,972

Revolving unsecured credit facilities	68,500	—	—	—	68,500
Senior unsecured notes	195,712	—	—	—	195,712
Deferred tax liabilities	—	18,658	2,444	(1,069)	20,033
Total liabilities	283,828	27,146	33,665	(13,422)	331,217

Total stockholders’ equity	413,302	349,061	316,573	(665,634)	413,302
Total liabilities and stockholders’ equity	$697,130	$376,207	$350,238	$(679,056)	$744,519

Condensed Consolidating Balance Sheet
December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,460	$3,765	$77,729	$—	$86,954
Pawn loan fees and service charges receivable	—	7,596	8,810	—	16,406
Pawn loans	—	61,204	56,397	—	117,601
Consumer loans, net	—	624	494	—	1,118
Inventories	—	46,349	47,109	—	93,458
Income taxes receivable	3,567	—	—	—	3,567
Prepaid expenses and other current assets	2,910	—	3,420	—	6,330
Intercompany receivable	7,382	—	—	(7,382)	—
Total current assets	19,319	119,538	193,959	(7,382)	325,434

Property and equipment, net	3,568	55,585	53,294	—	112,447
Goodwill	—	196,224	99,385	—	295,609
Intangible assets, net	—	4,418	1,763	—	6,181
Other non-current assets	1,290	475	2,138	—	3,903
Deferred tax assets	—	—	9,321	—	9,321
Investments in subsidiaries	675,574	—	—	(675,574)	—
Total assets	$699,751	$376,240	$359,860	$(682,956)	$752,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$14,308	$1,724	$11,794	$—	$27,826
Customer deposits	—	6,205	8,221	—	14,426
Income taxes payable	—	—	3,923	—	3,923
Intercompany payable	—	—	7,382	(7,382)	—
Total current liabilities	14,308	7,929	31,320	(7,382)	46,175

Revolving unsecured credit facilities	58,000	—	—	—	58,000
Senior unsecured notes	195,874	—	—	—	195,874
Deferred tax liabilities	187	18,880	2,397	—	21,464
Total liabilities	268,369	26,809	33,717	(7,382)	321,513

Total stockholders’ equity	431,382	349,431	326,143	(675,574)	431,382
Total liabilities and stockholders’ equity	$699,751	$376,240	$359,860	$(682,956)	$752,895

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$76,413	$75,802	$—	$152,215
Pawn loan fees	—	46,029	33,476	—	79,505
Consumer loan and credit services fees	—	9,907	570	—	10,477
Wholesale scrap jewelry revenue	—	14,377	4,579	—	18,956
Total revenue	—	146,726	114,427	—	261,153

Cost of revenue:
Cost of retail merchandise sold	—	46,448	46,951	—	93,399
Consumer loan and credit services loss provision	—	3,262	151	—	3,413
Cost of wholesale scrap jewelry sold	—	13,452	3,525	—	16,977
Total cost of revenue	—	63,162	50,627	—	113,789

Net revenue	—	83,564	63,800	—	147,364

Expenses and other income:
Store operating expenses	—	48,659	31,915	—	80,574
Administrative expenses (1)	5,508	7,653	11,339	—	24,500
Merger and other acquisition expenses	14,942	14,456	—	—	29,398
Depreciation and amortization	264	4,020	2,997	—	7,281
Interest expense	5,058	15	—	—	5,073
Interest income	(1)	—	(137)	—	(138)
Loss on sale of common stock of Enova	—	253	—	—	253
Total expenses and other income	25,771	75,056	46,114	—	146,941

Income (loss) before income taxes	(25,771)	8,508	17,686	—	423

Provision for income taxes	(6,682)	3,120	5,397	—	1,835

Income (loss) before equity in net income of subsidiaries	(19,089)	5,388	12,289	—	(1,412)

Equity in net income of subsidiaries	17,677	—	—	(17,677)	—

Net income (loss)	$(1,412)	$5,388	$12,289	$(17,677)	$(1,412)
Other comprehensive income (loss):
Currency translation adjustment	(12,248)	—	—	—	(12,248)
Change in fair value of investment in common stock of Enova, net	—	(1,753)	—	—	(1,753)
Comprehensive income (loss)	$(13,660)	$3,635	$12,289	$(17,677)	$(15,413)

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$38,860	$66,077	$—	$104,937
Pawn loan fees	—	21,566	28,316	—	49,882
Consumer loan and credit services fees	—	6,394	601	—	6,995
Wholesale scrap jewelry revenue	—	4,333	3,385	—	7,718
Total revenue	—	71,153	98,379	—	169,532

Cost of revenue:
Cost of retail merchandise sold	—	22,646	42,229	—	64,875
Consumer loan and credit services loss provision	—	2,246	122	—	2,368
Cost of wholesale scrap jewelry sold	—	4,069	2,778	—	6,847
Total cost of revenue	—	28,961	45,129	—	74,090

Net revenue	—	42,192	53,250	—	95,442

Expenses and other income:
Store operating expenses	—	23,429	27,566	—	50,995
Administrative expenses (1)	5,318	—	6,415	—	11,733
Depreciation and amortization	176	1,891	2,570	—	4,637
Goodwill impairment - U.S. consumer loan operations	—	7,913	—	—	7,913
Interest expense	4,336	—	—	—	4,336
Interest income	(1)	—	(405)	—	(406)
Total expenses and other income	9,829	33,233	36,146	—	79,208

Income (loss) before income taxes	(9,829)	8,959	17,104	—	16,234

Provision for income taxes	(3,288)	3,331	5,018	—	5,061

Income (loss) before equity in net income of subsidiaries	(6,541)	5,628	12,086	—	11,173

Equity in net income of subsidiaries	17,714	—	—	(17,714)	—

Net income (loss)	$11,173	$5,628	$12,086	$(17,714)	$11,173
Other comprehensive income (loss):
Currency translation adjustment	(21,536)	—	—	—	(21,536)
Comprehensive income (loss)	$(10,363)	$5,628	$12,086	$(17,714)	$(10,363)

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$161,697	$224,837	$—	$386,534
Pawn loan fees	—	86,712	96,104	—	182,816
Consumer loan and credit services fees	—	19,372	1,707	—	21,079
Wholesale scrap jewelry revenue	—	23,830	12,076	—	35,906
Total revenue	—	291,611	334,724	—	626,335

Cost of revenue:
Cost of retail merchandise sold	—	97,888	141,278	—	239,166
Consumer loan and credit services loss provision	—	5,366	414	—	5,780
Cost of wholesale scrap jewelry sold	—	21,235	9,466	—	30,701
Total cost of revenue	—	124,489	151,158	—	275,647

Net revenue	—	167,122	183,566	—	350,688

Expenses and other income:
Store operating expenses	—	95,722	94,841	—	190,563
Administrative expenses (1)	19,900	7,653	30,724	—	58,277
Merger and other acquisition expenses	19,421	14,456	—	—	33,877
Depreciation and amortization	678	7,346	9,141	—	17,165
Interest expense	13,774	15	70	—	13,859
Interest income	(5)	—	(631)	—	(636)
Loss on sale of common stock of Enova	—	253	—	—	253
Total expenses and other income	53,768	125,445	134,145	—	313,358

Income (loss) before income taxes	(53,768)	41,677	49,421	—	37,330

Provision for income taxes	(17,245)	15,420	15,720	—	13,895

Income (loss) before equity in net income of subsidiaries	(36,523)	26,257	33,701	—	23,435

Equity in net income of subsidiaries	59,958	—	—	(59,958)	—

Net income (loss)	$23,435	$26,257	$33,701	$(59,958)	$23,435
Other comprehensive income (loss):
Currency translation adjustment	(28,951)	—	—	—	(28,951)
Change in fair value of investment in common stock of Enova, net	—	(1,753)	—	—	(1,753)
Comprehensive income (loss)	$(5,516)	$24,504	$33,701	$(59,958)	$(7,269)

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$118,642	$202,374	$—	$321,016
Pawn loan fees	—	62,503	83,616	—	146,119
Consumer loan and credit services fees	—	19,427	1,873	—	21,300
Wholesale scrap jewelry revenue	—	13,536	11,207	—	24,743
Total revenue	—	214,108	299,070	—	513,178

Cost of revenue:
Cost of retail merchandise sold	—	68,685	130,072	—	198,757
Consumer loan and credit services loss provision	—	4,793	281	—	5,074
Cost of wholesale scrap jewelry sold	—	12,261	8,827	—	21,088
Total cost of revenue	—	85,739	139,180	—	224,919

Net revenue	—	128,369	159,890	—	288,259

Expenses and other income:
Store operating expenses	—	68,389	86,673	—	155,062
Administrative expenses (1)	18,015	—	21,050	—	39,065
Merger and other acquisition expenses	1,175	—	—	—	1,175
Depreciation and amortization	581	5,218	7,852	—	13,651
Goodwill impairment - U.S. consumer loan operations	—	7,913	—	—	7,913
Interest expense	12,482	—	—	—	12,482
Interest income	(4)	—	(1,139)	—	(1,143)
Total expenses and other income	32,249	81,520	114,436	—	228,205

Income (loss) before income taxes	(32,249)	46,849	45,454	—	60,054

Provision for income taxes	(11,147)	17,386	12,515	—	18,754

Income (loss) before equity in net income of subsidiaries	(21,102)	29,463	32,939	—	41,300

Equity in net income of subsidiaries	62,402	—	—	(62,402)	—

Net income (loss)	$41,300	$29,463	$32,939	$(62,402)	$41,300
Other comprehensive income (loss):
Currency translation adjustment	(35,192)	—	—	—	(35,192)
Comprehensive income (loss)	$6,108	$29,463	$32,939	$(62,402)	$6,108

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$38,726	$46,136	$26,677	$(71,065)	$40,474
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	1,619	(33,105)	—	(31,486)
Purchases of property and equipment	(927)	(12,644)	(9,855)	—	(23,426)
Portion of aggregate merger consideration paid in cash, net of cash acquired	—	(8,251)	—	—	(8,251)
Acquisitions of pawn stores, net of cash acquired	—	(1,324)	(27,432)	—	(28,756)
Proceeds from sale of common stock of Enova	—	2,962	—	—	2,962
Investing activity with subsidiaries	(303,004)	—	—	303,004	—
Net cash flow provided by (used in) investing activities	(303,931)	(17,638)	(70,392)	303,004	(88,957)
Cash flow from financing activities:
Borrowings from revolving credit facilities	396,000	—	—	—	396,000
Repayments of revolving credit facilities	(94,000)	—	—	—	(94,000)
Repayments of debt assumed with merger and other acquisitions	—	(232,000)	(6,532)	—	(238,532)
Debt issuance costs paid	(2,340)	—	—	—	(2,340)
Common stock dividends paid	(10,591)	—	—	—	(10,591)
Proceeds from intercompany financing related activity	—	302,705	299	(303,004)	—
Intercompany dividends paid	—	(66,245)	(4,820)	71,065	—
Net cash flow provided by (used in) financing activities	289,069	4,460	(11,053)	(231,939)	50,537
Effect of exchange rates on cash	—	—	(5,652)	—	(5,652)
Change in cash and cash equivalents	23,864	32,958	(60,420)	—	(3,598)
Cash and cash equivalents at beginning of the period	5,460	3,765	77,729	—	86,954
Cash and cash equivalents at end of the period	$29,324	$36,723	$17,309	$—	$83,356

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$22,675	$45,799	$45,206	$(48,558)	$65,122
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	(542)	(21,757)	—	(22,299)
Purchases of property and equipment	(74)	(5,990)	(9,464)	—	(15,528)
Acquisitions of pawn stores, net of cash acquired	—	(26,765)	(6,250)	—	(33,015)
Investing activity with subsidiaries	(39,463)	—	—	39,463	—
Net cash flow provided by (used in) investing activities	(39,537)	(33,297)	(37,471)	39,463	(70,842)
Cash flow from financing activities:
Borrowings from revolving credit facilities	82,055	—	—	—	82,055
Repayments of revolving credit facilities	(35,955)	—	—	—	(35,955)
Purchases of treasury stock	(31,974)	—	—	—	(31,974)
Proceeds from exercise of share-based compensation awards	2,901	—	—	—	2,901
Income tax benefit from exercise of stock options	1,617	—	—	—	1,617
Proceeds from intercompany financing related activity	—	32,755	6,708	(39,463)	—
Intercompany dividends paid	—	(45,391)	(3,167)	48,558	—
Net cash flow provided by (used in) financing activities	18,644	(12,636)	3,541	9,095	18,644
Effect of exchange rates on cash	—	—	(8,393)	—	(8,393)
Change in cash and cash equivalents	1,782	(134)	2,883	—	4,531
Cash and cash equivalents at beginning of the period	7,799	3,146	57,047	—	67,992
Cash and cash equivalents at end of the period	$9,581	$3,012	$59,930	$—	$72,523

Certain amounts in the above condensed consolidating financial statements for the periods ended September 30, 2015 have been reclassified in order to conform to the 2016 presentation and revised to correct certain prior-year errors as more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any previously issued financial statements.

The impact of these reclassifications and revisions to the condensed consolidating financial statements for the periods ended September 30, 2015 are summarized in the tables below:

Summary Condensed Consolidating Balance Sheet
September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Total assets, as reported:	$903,745	$309,194	$619,902	$(1,077,639)	$755,202
Reclassifications	(4,288)	67,013	(67,013)	—	(4,288)
Revisions	(202,327)	—	(202,651)	398,583	(6,395)
Total assets, revised	$697,130	$376,207	$350,238	$(679,056)	$744,519

Total liabilities, as reported:	$464,583	$21,919	$26,685	$(197,715)	$315,472
Reclassifications	(4,288)	5,227	(5,227)	—	(4,288)
Revisions	(176,467)	—	12,207	184,293	20,033
Total liabilities, revised	$283,828	$27,146	$33,665	$(13,422)	$331,217

Total stockholders’ equity, as reported:	$439,162	$287,275	$593,217	$(879,924)	$439,730
Reclassifications	—	61,786	(61,786)	—	—
Revisions	(25,860)	—	(214,858)	214,290	(26,428)
Total stockholders’ equity, revised	$413,302	$349,061	$316,573	$(665,634)	$413,302

Summary Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net income (loss), as reported:	$(6,541)	$4,531	$13,183	$—	$11,173
Reclassifications	17,714	1,097	(1,097)	(17,714)	—
Net income (loss), revised	$11,173	$5,628	$12,086	$(17,714)	$11,173

Other comprehensive income (loss), as reported:	$(6,541)	$4,531	$(815)	$—	$(2,825)
Reclassifications	17,714	1,097	(1,097)	(17,714)	—
Revisions	(21,536)	—	13,998	—	(7,538)
Other comprehensive income (loss), revised	$(10,363)	$5,628	$12,086	$(17,714)	$(10,363)

Summary Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net income (loss), as reported:	$(21,102)	$26,590	$35,812	$—	$41,300
Reclassifications	62,402	2,873	(2,873)	(62,402)	—
Net income (loss), revised	$41,300	$29,463	$32,939	$(62,402)	$41,300

Other comprehensive income (loss), as reported:	$(21,102)	$26,590	$12,938	$—	$18,426
Reclassifications	62,402	2,873	(2,873)	(62,402)	—
Revisions	(35,192)	—	22,874	—	(12,318)
Other comprehensive income (loss), revised	$6,108	$29,463	$32,939	$(62,402)	$6,108

Summary Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities, as reported:	$(22,879)	$7,381	$80,620	$—	$65,122
Reclassifications	—	144	(144)	—	—
Revisions	45,554	38,274	(35,270)	(48,558)	—
Cash flow from operating activities, revised	$22,675	$45,799	$45,206	$(48,558)	$65,122

Cash flow from investing activities, as reported:	$6,017	$(7,659)	$(69,200)	$—	$(70,842)
Reclassifications	—	(25,638)	25,638	—	—
Revisions	(45,554)	—	6,091	39,463	—
Cash flow from investing activities, revised	$(39,537)	$(33,297)	$(37,471)	$39,463	$(70,842)

Cash flow from financing activities, as reported:	$18,644	$—	$—	$—	$18,644
Reclassifications	—	(12,636)	3,541	9,095	—
Cash flow from financing activities, revised	$18,644	$(12,636)	$3,541	$9,095	$18,644

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. References in this quarterly report on Form 10-Q to “year-to-date” refer to the nine-month period from January 1, 2016 to September 30, 2016.

On September 1, 2016, the Company completed its previously announced merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company changed its name from First Cash Financial Services, Inc. to FirstCash, Inc. The accompanying unaudited condensed consolidated statements of income for the three month and nine month periods ended September 30, 2016 include the results of operations for Cash America for the period September 2, 2016 to September 30, 2016. The accompanying unaudited condensed consolidated balance sheet at September 30, 2016 includes the preliminary valuation of the assets acquired and liabilities assumed. See Note 2 of the accompanying condensed consolidated financial statements for additional information about the Merger.

Dollars in thousands except per share amounts, unless otherwise indicated.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,000 store locations in the United States and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Latin America through new store openings and strategic acquisition opportunities as they arise.

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

The Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. In addition, 375 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product.

The Company recognizes service fee income on consumer loans and credit services transactions on a constant-yield basis over the life of the loan or credit extension, which is generally 180 days or less. Changes in the valuation reserve on consumer loans and credit services transactions are charged or credited to the consumer loan credit loss provision. The credit loss provision associated with the Company’s credit services organization program (“CSO Program”) and consumer loans is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.

Stores included in the same-store calculations presented in this quarterly report are those stores that were opened or acquired prior to the beginning of the prior-year comparative period and remained open through the end of the measurement period. Also included are stores that were relocated during the applicable period within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Accordingly, same-store calculations exclude the results of the merged Cash America stores except as noted herein.

Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, facilities maintenance, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collection operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses. Merger and other acquisition expenses include incremental costs directly associated with the merger and integration of Cash America, including professional fees, legal expenses, severance, retention and other employee-related costs, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

The Company’s business is subject to seasonal variations. Therefore, operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping and to a lesser extent in the first quarter associated with tax refunds.

OPERATIONS AND LOCATIONS

As of September 30, 2016, the Company had 2,081 store locations in 26 U.S. states, 32 states in Mexico, Guatemala and El Salvador, which represents a net store-count increase of 99% over the number of stores at September 30, 2015, primarily as a result of the Merger and other acquisitions in Latin America.

The following table details store count activity for the three months ended September 30, 2016:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	293	31	324
Merged Cash America locations	794	21	815
Locations closed or consolidated	(4)	(7)	(11)
Total locations, end of period	1,083	45	1,128

Latin America:
Total locations, beginning of period	919	28	947
New locations opened	6	—	6
Total locations, end of period	925	28	953

Total:
Total locations, beginning of period	1,212	59	1,271
Merged Cash America locations	794	21	815
New locations opened	6	—	6
Locations closed or consolidated	(4)	(7)	(11)
Total locations, end of period	2,008	73	2,081

(1)
At September 30, 2016, 326 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or a credit services product and are located in Texas, California and Ohio. The Mexico locations offer small, short-term consumer loans. The table does not include 70 check cashing locations operated by independent franchisees under franchising agreements with the Company.

The following table details store count activity for the nine months ended September 30, 2016:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	296	42	338
Merged Cash America locations	794	21	815
Locations acquired	1	—	1
Locations closed or consolidated	(8)	(18)	(26)
Total locations, end of period	1,083	45	1,128

Latin America:
Total locations, beginning of period	709	28	737
New locations opened	37	—	37
Locations acquired	179	—	179
Total locations, end of period	925	28	953

Total:
Total locations, beginning of period	1,005	70	1,075
Merged Cash America locations	794	21	815
New locations opened	37	—	37
Locations acquired	180	—	180
Locations closed or consolidated	(8)	(18)	(26)
Total locations, end of period	2,008	73	2,081

(1)
At September 30, 2016, 326 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or a credit services product and are located in Texas, California and Ohio. The Mexico locations offer small, short-term consumer loans. The table does not include 70 check cashing locations operated by independent franchisees under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2015 annual report on Form 10-K. Other than as described in Note 1 of the accompanying condensed consolidated financial statements, there have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2016.

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies of the condensed consolidated financial statements contained in Part I, Item 1 of this report for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF CONTINUING OPERATIONS (unaudited)

Pawn and Consumer Lending Earning Assets at September 30, 2016 Compared to September 30, 2015

The following table details pawn loans, inventories and other consumer loans held by the Company and active CSO Program credit extensions from independent third-party lenders as of September 30, 2016 as compared to September 30, 2015. Constant currency results are non-GAAP measures which exclude the effects of foreign currency translation and are calculated by translating current-year balances at the prior-year end-of-period exchange rate. See “—Non-GAAP Financial Information—Constant Currency Results” below.

				Constant Currency Basis
				Balance at
				September 30,	Increase /
	Balance at September 30,		Increase /	2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S. (3):
Pawn loans	$300,646	$70,140	329%	$300,646	329%
CSO credit extensions held by independent third-party (1)	11,641	7,222	61%	11,641	61%
Other consumer loans	27,381	673	3,968%	27,381	3,968%
Combined customer loans (2)	339,668	78,035	335%	339,668	335%
Latin America:
Pawn loans	72,523	58,230	25%	82,448	42%
Other consumer loans	411	441	(7)%	471	7%
Combined customer loans	72,934	58,671	24%	82,919	41%
Total:
Pawn loans	373,169	128,370	191%	383,094	198%
CSO credit extensions held by independent third-party (1)	11,641	7,222	61%	11,641	61%
Other consumer loans	27,792	1,114	2,395%	27,852	2,400%
Combined customer loans (2)	$412,602	$136,706	202%	$422,587	209%
Pawn inventories:
U.S. (3)	$280,429	$55,556	405%	$280,429	405%
Latin America	52,433	42,632	23%	59,882	40%
Combined inventories	$332,862	$98,188	239%	$340,311	247%

(1)
CSO amounts outstanding are composed of the principal portion of active CSO extensions of credit by independent third-party lenders, which are not included on the Company’s balance sheet, net of the Company’s estimated fair value of its liability under the letters of credit guaranteeing the extensions of credit.

(2)
Combined customer loans is a non-GAAP measure as it includes CSO credit extensions held by independent third-parties not included on the Company’s balance sheet. The Company believes this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. The Company also believes the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on the Company’s balance sheet since both credit services fees revenue and the corresponding loss provision are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

(3)
Receivables from the Cash America locations at September 30, 2016 includes pawn loans of $232,258, CSO credit extensions held by an independent third-party of $6,877, other consumer loans of $26,731 and pawn inventories of $229,269 in the table above.

Operating Results for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table details the components of the Company’s revenue for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Constant currency results are non-GAAP measures which exclude the effects of foreign currency translation and are calculated by translating current year results at the prior year average exchange rate. The average value of the Mexican peso to the U.S. dollar decreased 14% from 16.4 to 1 during the third quarter of 2015 to 18.7 to 1 during the third quarter of 2016. The end-of-period value of the Mexican peso to the U.S. dollar decreased 15% from 17.0 to 1 at September 30, 2015 to 19.5 to 1 at September 30, 2016. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of September 30, 2016 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico was exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated revenue stream. For the three months ended September 30, 2016, the Company’s Latin American revenues would have been approximately $13,262 higher had foreign currency exchange rates remained consistent with those for the three months ended September 30, 2015. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2015 annual report on Form 10-K.

				Constant Currency Basis
	Three Months Ended			Three Months Ended	Increase /
	September 30,		Increase /	September 30, 2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S. revenue (1):
Retail merchandise sales	$84,547	$46,626	81%	$84,547	81%
Pawn loan fees	48,840	24,250	101%	48,840	101%
Consumer loan and credit services fees	9,991	6,493	54%	9,991	54%
Wholesale scrap jewelry revenue	15,046	4,841	211%	15,046	211%
	158,424	82,210	93%	158,424	93%
Latin America revenue:
Retail merchandise sales	67,668	58,311	16%	76,837	32%
Pawn loan fees	30,665	25,632	20%	34,689	35%
Consumer loan and credit services fees	486	502	(3)%	555	11%
Wholesale scrap jewelry revenue	3,910	2,877	36%	3,910	36%
	102,729	87,322	18%	115,991	33%
Total revenue (1):
Retail merchandise sales	152,215	104,937	45%	161,384	54%
Pawn loan fees	79,505	49,882	59%	83,529	67%
Consumer loan and credit services fees	10,477	6,995	50%	10,546	51%
Wholesale scrap jewelry revenue	18,956	7,718	146%	18,956	146%
	$261,153	$169,532	54%	$274,415	62%

(1)
Amounts include revenue from the Cash America locations for the period from September 2 through September 30, 2016 composed of retail merchandise sales of $36,226, pawn loan fees of $25,286, consumer loan and credit services fees of $5,594 and wholesale scrap jewelry revenue of $9,578.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 45% (54% on a constant currency basis) to $152,215 during the third quarter of 2016 compared to $104,937 for the third quarter of 2015. The increase in retail merchandise sales was primarily due to the inclusion of Cash America’s results for the period September 2, 2016 to September 30, 2016 as a result of the Merger (“Cash America Results”), which accounted for 77% of the increase in retail merchandise sales (64% of the constant currency increase). Additionally, the retail revenue contribution from the 211 Latin America stores acquired in late 2015 and early 2016 accounted for 19% of the increase in retail merchandise sales (17% of the constant currency increase). The remaining increase was primarily due to increases in same store retail sales and other store additions in Mexico. During the third quarter of 2016, the gross profit margin on retail merchandise sales was 39% compared to 38% for the third quarter of 2015.

Pawn inventories increased 239% (247% on a constant currency basis) from $98,188 at September 30, 2015 to $332,862 at September 30, 2016, The increase was largely a result of the inclusion of $229,269 in Cash America inventories following the Merger and an increase of 23% (40% on a constant currency basis) in inventories in Latin America, due primarily to acquisitions and store openings. These increases were offset by an 8% decrease in legacy First Cash U.S. store inventories.

Pawn Lending Operations

Pawn loan fees increased 59% (67% on a constant currency basis) totaling $79,505 during the third quarter of 2016 compared to $49,882 for the third quarter of 2015. Pawn loan receivables as of September 30, 2016 increased 191% (198% increase on a constant currency basis) compared to September 30, 2015. The increase in pawn loan fees and pawn receivables was primarily due to the inclusion of the Cash America Results following the Merger, which accounted for 85% of the pawn fee increase (75% of the constant currency increase) and 95% of the pawn receivable increase (91% of the constant currency increase). Additionally, the pawn loan fee revenue contribution from the 211 Latin America stores acquired in late 2015 and early 2016 accounted for 19% of the increase in pawn loan fees (18% of the constant currency increase) and 6% of the pawn receivable increase (6% of the constant currency increase). While U.S. and Latin America same-store pawn receivables each decreased 3% on a U.S. dollar basis compared to the prior year period, Latin America constant currency same-store pawn receivables increased 11% primarily accounting for the remainder of the change in consolidated pawn loan fees and pawn receivables.

Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) increased 50% (51% on a constant currency basis) to $10,477 during the third quarter of 2016 compared to $6,995 for the third quarter of 2015. Consumer loans, net as of September 30, 2016 increased $26,678 ($26,738 increase on a constant currency basis) compared to September 30, 2015. The increase in consumer loan and credit services fees and consumer loans, net was due to the inclusion of the Cash America Results following the Merger. Excluding the Cash America Results, consumer loan and credit services fees decreased 30% (29% on a constant currency basis) and consumer loans, net remained consistent (consistent on a constant currency basis). Consumer/payday loan-related products comprised 4% of total revenue for the third quarter of 2016 which equaled the third quarter of 2015.

Wholesale Scrap Jewelry Operations

Wholesale scrap jewelry revenue during the three months ended September 30, 2016 consisted primarily of gold sales, which increased 146% to $18,956 during the third quarter of 2016 compared to $7,718 for the third quarter of 2015. The increase in wholesale scrap jewelry revenue was primarily due to the inclusion of the Cash America Results following the Merger, which accounted for 85% of the increase in wholesale scrap jewelry revenue. The scrap gross profit margin was 10% during the third quarter of 2016 compared to 11% during the third quarter of 2015. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the third quarter of 2016 and 2015. The Company’s exposure to gold price risk is described further in the Company’s 2015 annual report on Form 10-K.

Combined Revenue Results

The increase in quarter-over-quarter total revenue of 54% (62% on a constant currency basis) reflected a 50% increase (58% on a constant currency basis) in revenue from combined retail sales and pawn fee revenue from new and existing pawn stores, referred to herein as core revenue. Same-store core revenue from retail sales and pawn fees in the legacy First Cash U.S. locations increased 1%, on a constant currency basis, from the third quarter of 2015 to the third quarter of 2016 and represented the fourth consecutive quarterly sequential improvement in this metric. Same-store core revenues in the Cash America stores also increased 1% in the full third quarter period (which includes pro forma results in July and August) as compared to the prior year. Same-store core revenue in Latin America decreased 3% on a U.S. dollar basis but increased 10% on a constant currency basis as compared to the prior-year period.

Store Operating Expenses

Store operating expenses increased by 58% (65% on a constant currency basis) to $80,574 during the third quarter of 2016 compared to $50,995 during the third quarter of 2015, primarily as a result of the Merger and the addition of 258 stores primarily located in Mexico since September 30, 2015, partially offset by a 14% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses in the First Cash legacy stores increased 5% on a constant currency basis, compared to the prior-year period.

The net store profit contribution for the third quarter of 2016 was $61,282, which generated a consolidated store-level operating margin of 23% compared to $40,546 and 24% in the prior-year quarter, respectively.

Administrative Expenses, Merger and Other Acquisition Expenses, Interest, Taxes and Income

Administrative expenses increased 109% to $24,500 during the third quarter of 2016 compared to $11,733 during the third quarter of 2015, primarily as a result of a 47% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by a 14% decline in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses increased from 7% during the third quarter of 2015 to 9% during the third quarter of 2016 primarily due to the Merger and the 211 Latin America stores acquired in late 2015 and early 2016.

Merger and other acquisition expenses increased to $29,398 in the third quarter of 2016 compared to $0 for the third quarter of 2015, reflecting transaction and integration costs primarily related to the Merger.

Interest expense increased to $5,073 in the third quarter of 2016 compared to $4,336 for the third quarter of 2015. See “—Liquidity and Capital Resources.”

For the third quarter of 2016 and 2015, the Company’s effective federal income tax rates were 433.8% and 31.2%, respectively. The increase in the effective tax rate was primarily due to certain significant merger related expenses being non-deductible for income tax purposes. The Company expects the effective tax rate for the remainder of 2016 to be between 34% and 35%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 113% to a loss of $1,412 during the third quarter of 2016 compared to income of $11,173 during the third quarter of 2015, primarily due to merger and other acquisition expenses and the weaker value of the Mexican peso versus the U.S. dollar. These decreases were partially offset by the inclusion of Cash America’s results following the Merger and continued growth in core pawn operations. Comprehensive income decreased 49% to a loss of $15,413 during the third quarter of 2016 compared to a loss of $10,363 during the third quarter of 2015, due to the translation of the Company’s net assets denominated in local foreign currencies into U.S. dollars as of September 30, 2016 and unrealized losses related to the change in the fair value of the Company’s investment in common stock of Enova International, Inc. acquired as a result of the Merger.

Adjusted Net Income and Adjusted Net Income Per Share

The following table sets forth net income, net income per share, adjusted net income and adjusted net income per share for the third quarter of 2016 compared to the third quarter of 2015:

	Three Months Ended September 30,
	2016		2015
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$261,153	$261,153	$169,532	$169,532
Net revenue	147,364	147,364	95,442	95,442
Net income (loss)	(1,412)	20,126	11,173	16,658
Diluted EPS	(0.04)	0.58	0.40	0.59

While as-reported GAAP net income and earnings per share for the quarter declined 113% and 110%, respectively, compared to the prior year primarily due to merger and other acquisition expenses, adjusted net income increased 21% over the prior year and adjusted earnings per share decreased 2% over the prior year. The year-over-year decrease in adjusted earnings per share for the third quarter of 2016 was primarily due to expected short-term earnings dilution from the Merger and in part to a decline in the average value of the Mexican peso.

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

Operating Results for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table details the components of the Company’s revenue for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Constant currency results are non-GAAP measures which exclude the effects of foreign currency translation and are calculated by translating current year results at the prior year average exchange rate. The average value of the Mexican peso to the U.S. dollar decreased 18% from 15.5 to 1 during the nine months ended September 30, 2015 to 18.3 to 1 during the nine months ended September 30, 2016. The end-of-period value of the Mexican peso to the U.S. dollar decreased 15% from 17.0 to 1 at September 30, 2015 to 19.5 to 1 at September 30, 2016. As a result of these currency exchange movements, revenue from Mexican operations translated into fewer U.S. dollars relative to the prior-year period, and net assets of Mexican operations as of September 30, 2016 translated into fewer U.S. dollars relative to the prior period end. While the strength of the U.S. dollar compared to the Mexican peso decreased the translated dollar-value of revenue generated in Mexico, the cost of sales and operating expenses decreased as well. The scrap jewelry generated in Mexico is exported and sold in U.S. dollars, which does not contribute to the Company’s peso-denominated revenue stream. For the nine months ended September 30, 2016, the Company’s Latin American revenues would have been approximately $48,224 higher had foreign currency exchange rates remained consistent with those for the nine months ended September 30, 2015. See “—Non-GAAP Financial Information—Constant Currency Results” below. The Company’s exposure to foreign currency exchange rates is described further in the Company’s 2015 annual report on Form 10-K.

				Constant Currency Basis
	Nine Months Ended			Nine Months Ended	Increase /
	September 30,		Increase /	September 30, 2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
U.S. revenue (1):
Retail merchandise sales	$186,673	$142,955	31%	$186,673	31%
Pawn loan fees	94,929	70,216	35%	94,929	35%
Consumer loan and credit services fees	19,619	19,731	(1)%	19,619	(1)%
Wholesale scrap jewelry revenue	25,910	14,989	73%	25,910	73%
	327,131	247,891	32%	327,131	32%
Latin America revenue:
Retail merchandise sales	199,861	178,061	12%	233,460	31%
Pawn loan fees	87,887	75,903	16%	102,257	35%
Consumer loan and credit services fees	1,460	1,569	(7)%	1,715	9%
Wholesale scrap jewelry revenue	9,996	9,754	2%	9,996	2%
	299,204	265,287	13%	347,428	31%
Total revenue (1):
Retail merchandise sales	386,534	321,016	20%	420,133	31%
Pawn loan fees	182,816	146,119	25%	197,186	35%
Consumer loan and credit services fees	21,079	21,300	(1)%	21,334	—%
Wholesale scrap jewelry revenue	35,906	24,743	45%	35,906	45%
	$626,335	$513,178	22%	$674,559	31%

(1)
Amounts include revenue from the Cash America locations for the period from September 2 through September 30, 2016 composed of retail merchandise sales of $36,226, pawn loan fees of $25,286, consumer loan and credit services fees of $5,594 and wholesale scrap jewelry revenue of $9,578.

Retail Merchandise Sales Operations

Total retail merchandise sales increased 20% (31% on a constant currency basis) to $386,534 during the nine months ended September 30, 2016 compared to $321,016 for the nine months ended September 30, 2015. The increase in retail merchandise sales was primarily due to the inclusion of the Cash America Results following the Merger, which accounted for 55% of the increase in retail merchandise sales (37% of the constant currency increase). Additionally, the retail revenue contribution from the 211 Latin America stores acquired in late 2015 and early 2016 accounted for 40% of the increase in retail merchandise sales (30% of the constant currency increase). The remaining increase was primarily due to increases in same-store retail sales and other store additions in Mexico. During the nine months ended September 30, 2016, the gross profit margin on retail merchandise sales was 38%, which equaled the comparable prior-year period.
Consumer Lending Operations

Service fees from consumer loans and credit services transactions (collectively also known as payday loans) decreased 1% (0% on constant currency basis) to $21,079 during the nine months ended September 30, 2016 compared to $21,300 for the nine months ended September 30, 2015. The slight decrease in consumer loan and credit services fees was due to the inclusion of the Cash America Results following the Merger. Excluding the Cash America Results, consumer loan and credit services fees decreased 27% (26% on a constant currency basis). Consumer/payday loan-related products comprised 3% of total revenue during the nine months ended September 30, 2016 compared to 4% for the nine months ended September 30, 2015.

Wholesale Scrap Jewelry Operations

Wholesale scrap jewelry revenue during the nine months ended September 30, 2016 consisted primarily of gold sales, which increased 45% to $35,906 during the nine months ended September 30, 2016 compared to $24,743 for the nine months ended September 30, 2015. The increase in wholesale scrap jewelry revenue was primarily due to the inclusion of the Cash America Results following the Merger, which accounted for 86% of the increase in wholesale scrap jewelry revenue. The scrap gross profit margin was 14% compared to the prior-period margin of 15%. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the nine months ended September 30, 2016 which equaled the nine months ended September 30, 2015. The Company’s exposure to gold price risk is described further in the Company’s 2015 annual report on Form 10-K.

Combined Revenue Results

The increase in year-to-date total revenue of 22% (31% on a constant currency basis) reflected a 22% increase (32% on a constant currency basis) in core revenue from retail sales and pawn fee revenue from new and existing pawn stores. Same-store core revenue from retail sales and pawn fees in the legacy First Cash locations increased 4%, on a constant currency basis, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Same-store core revenue in Latin America decreased 7% on a U.S. dollar basis but increased 9% on a constant currency basis as compared to the prior-year period.

Store Operating Expenses

Store operating expenses increased by 23% (31% on a constant currency basis) to $190,563 during the nine months ended September 30, 2016 compared to $155,062 during the nine months ended September 30, 2015, primarily as a result of the Merger and the addition of 258 stores primarily located in Mexico since September 30, 2015, partially offset by an 18% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses in the First Cash legacy stores increased 3% on a constant currency basis, compared to the prior-year period.

The net store profit contribution for the nine months ended September 30, 2016 was $146,379, which generated a consolidated store-level operating margin of 23% compared to $121,766 and 24% in the prior-year period, respectively.

Administrative Expenses, Merger and Other Acquisition Expenses, Interest, Taxes and Income

Administrative expenses increased to $58,277 during the nine months ended September 30, 2016 compared to $39,065 during the nine months ended September 30, 2015, primarily as a result of a 32% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by an 18% decline in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses increased from 8% during the nine months ended September 30, 2015 to 9% during the nine months ended September 30, 2016 primarily due to the Merger and the 211 Latin America stores acquired in late 2015 and early 2016.

Merger and other acquisition expenses increased to $33,877 during the nine months ended September 30, 2016 compared to $1,175 during the nine months ended September 30, 2015, reflecting transaction and integration costs primarily related to the Merger.

Interest expense increased to $13,859 during the nine months ended September 30, 2016 compared to $12,482 for the nine months ended September 30, 2015. See “—Liquidity and Capital Resources.”

For the nine months ended September 30, 2016 and 2015, the Company’s effective federal income tax rates were 37.2% and 31.2%, respectively. The increase in the effective tax rate was primarily due to certain significant merger related expenses being non-deductible for income tax purposes. The Company expects the effective tax rate for the remainder of 2016 to be between 34% and 35%, reflecting the blended statutory federal tax rates of 35% in the U.S. and 30% in Mexico.

Net income decreased 43% to $23,435 during the nine months ended September 30, 2016 compared to $41,300 during the nine months ended September 30, 2015, primarily due to merger and other acquisition expenses and the weaker value of the Mexican peso versus the U.S. dollar. These decreases were partially offset by the inclusion of Cash America’s results following the Merger and continued growth in core pawn operations. Comprehensive income decreased 219% to a loss of $7,269 during the nine months ended September 30, 2016 compared to income of $6,108 during the nine months ended September 30, 2015, due to the translation of the Company’s net assets denominated in local foreign currencies into U.S. dollars as of September 30, 2016 and unrealized losses related to the change in the fair value of the Company’s investment in common stock of Enova International, Inc. acquired as a result of the Merger.

Adjusted Net Income and Adjusted Net Income Per Share

The following table sets forth net income, net income per share, adjusted net income and adjusted net income per share for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016		2015
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$626,335	$626,335	$513,178	$513,178
Net revenue	350,688	350,688	288,259	288,259
Net income	23,435	47,884	41,300	47,883
Diluted EPS	0.77	1.58	1.45	1.68

While as-reported GAAP net income and earnings per share for the quarter declined 43% and 47%, respectively, compared to the prior year primarily due to merger and other acquisition expenses, adjusted net income was flat compared to the prior year and adjusted earnings per share decreased 6% over the prior year. The year-over-year decrease in adjusted earnings per share for the nine months ended September 30, 2016 was primarily due to expected short-term earnings dilution from the Merger and in part to a decline in the average value of the Mexican peso.

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company’s primary sources of liquidity were $83,356 in cash and cash equivalents, $44,044 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $446,669 in customer loans and pawn loan fees and service charges receivable, $332,862 in inventories and the investment in the common stock of Enova International, Inc. with a market value of $54,786. As of September 30, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $16,696, which is primarily held in Mexican pesos. The Company had working capital of $817,559 as of September 30, 2016 and total equity exceeded liabilities by a ratio of 1.7 to 1.

On March 24, 2014, the Company issued $200,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”) all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2016 Credit Facility (as defined below). The Notes permit the Company to make certain restricted payments, such as purchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of net income, adjusted for certain items as described in the indenture. As of September 30, 2016, 2015 and December 31, 2015, deferred debt issuance costs of $3,627, $4,288 and $4,126, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

During the period from January 1, 2016 through September 1, 2016, the Company maintained a revolving line of credit agreement with a group of U.S. based commercial lenders (the “2015 Credit Facility”) in the amount of $210,000, which was scheduled to mature in October 2020. The 2015 Credit Facility charged interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

On September 1, 2016 and in connection with the closing of the Merger, the Company amended and extended the 2015 Credit Facility (as amended, the “2016 Credit Facility”). The total lender commitment under the 2016 Credit Facility increased from $210,000 to $400,000 and the number of participating lenders increased from five to eight. Additionally, the term of the 2016 Credit Facility was extended to September 2021, five years from the closing date of the Merger, and is unsecured as the amendment removed the pledge of 65% of the voting equity interests of the Company’s first-tier foreign subsidiaries included in the 2015

Credit Facility. Also in connection with the Merger, all of the outstanding 5.75% senior notes due 2018 (the “Cash America Notes”) were redeemed and Cash America’s credit agreement and related credit facilities were terminated.

At September 30, 2016, the Company had $360,000 in outstanding borrowings, which were primarily used to fund the redemption of the Cash America Notes and to refinance all amounts outstanding under Cash America’s credit facilities and the 2015 Credit Facility, and $5,956 in outstanding letters of credit under the 2016 Credit Facility leaving $34,044 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2015 Credit Facility at September 30, 2016 was 3.06% based on 30-day LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of September 30, 2016, and believes it has the capacity to borrow a substantial portion of the amount available under the 2016 Credit Facility under the most restrictive covenant. During the nine months ended September 30, 2016, the Company received net proceeds of $302,000 from borrowings pursuant to the 2015 Credit Facility and 2016 Credit Facility.

At September 30, 2016, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of September 30, 2016, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At September 30, 2016, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

In general, revenue growth is dependent upon the Company’s ability to fund the addition of store locations and growth in customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses, administrative expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, including expenses related to the Merger, affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its credit facilities, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited):

	Nine Months Ended
	September 30,
	2016	2015
Cash flow provided by operating activities	$40,474	$65,122
Cash flow used in investing activities	$(88,957)	$(70,842)
Cash flow provided by financing activities	$50,537	$18,644

	Balance at September 30,
	2016	2015
Working capital (1)	$817,559	$277,154
Current ratio (1)	5.85:1	6.90:1
Liabilities to equity (1)	59%	80%

(1)	Prior year amounts have been revised or reclassified. See Note 1 of the accompanying condensed consolidated financial statements for further information.

Net cash provided by operating activities decreased $24,648, or 38%, from $65,122 for the nine months ended September 30, 2015 to $40,474 for the nine months ended September 30, 2016, due primarily to a decrease in net income of $17,865 and net changes in certain non-cash adjustments and operating assets and liabilities (as noted in the condensed consolidated statements of cash flows).

Net cash used in investing activities increased $18,115, or 26%, from $70,842 for the nine months ended September 30, 2015 to $88,957 for the nine months ended September 30, 2016. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $28,756 in cash related to acquisitions during the nine months ended September 30, 2016 compared to $33,015 in the prior-year period. In addition, the portion of the aggregate Merger consideration paid in cash upon closing of the Merger, net of cash acquired, was $8,251. The Company funded loans of $31,486 during the nine months ended September 30, 2016 compared to $22,299 during the nine months ended September 30, 2015 and received proceeds of $2,962 from the sale of 317,000 shares of common stock of Enova International, Inc. during the nine months ended September 30, 2016.

Net cash provided by financing activities increased $31,893, or 171%, from $18,644 for the nine months ended September 30, 2015 to $50,537 for the nine months ended September 30, 2016. Net proceeds on the Company’s credit facilities were $302,000 during the nine months ended September 30, 2016 compared to $46,100 during the nine months ended September 30, 2015 and the Company paid $2,340 of debt issuance costs related to the 2016 Credit Facility during the nine months ended September 30, 2016. In addition, the Company repaid $6,532 in peso-denominated debt assumed from the Latin America Acquisition and $232,000 in debt assumed in conjunction with the Merger during the nine months ended September 30, 2016. The Company repurchased $31,974 worth of shares of its common stock during the nine months ended September 30, 2015, and realized proceeds from the exercise of stock options and the related tax benefit of $4,518 during the nine months ended September 30, 2015. The Company paid dividends of $10,591 during the nine months ended September 30, 2016, while no dividends were paid during the nine months ended September 30, 2015.

Excluding the impacts of the Merger, during the nine months ended September 30, 2016, the Company opened 37 new pawn stores in Latin America and acquired 179 pawn stores in Latin America and one pawn store in the U.S. The combined purchase price of the 2016 acquisitions was $30,718, net of cash acquired and certain post-closing adjustments. The purchases were composed of $28,181 in cash paid during the nine months ended September 30, 2016 and approximately $2,537 of deferred purchase price payable to the sellers on or before January 2017. During the nine months ended September 30, 2016, the Company also paid $575 of deferred purchase price amounts payable related to prior-year acquisitions. The Company funded $23,426 in capital expenditures during the nine months ended September 30, 2016, $10,775 of which related to the purchase of real estate at existing stores with the remainder related primarily to new store additions. The Company could fund capital expenditures, excluding real estate related expenditures, at a similar annualized rate in the remainder of 2016. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2016 included net cash flow from operating activities of $40,474 for the nine months ended September 30, 2016.

The Company intends to continue expansion primarily through acquisitions and new store openings. Excluding the impact of the Merger or unanticipated acquisitions that may occur during the remainder of 2016, the Company expects to add approximately 220 to 225 stores during fiscal 2016, of which 217 have already occurred during the first nine months of 2016. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2016.

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

In connection with the Merger, the Company has incurred, and expects to incur additional costs, expenses and fees for severance and retention costs and certain litigation and settlement costs in connection with the Merger. The substantial majority of these costs will be expenses relating to the Merger, including costs relating to integration and restructuring activities. These costs could have a material impact on the financial condition and results of operation of the Company. The Company plans to fund such costs with available cash on hand and funds from the 2016 Credit Facility and believes it has adequate capacity to borrow the necessary funds under the most restrictive covenant.

In connection with the Merger, the Company assumed forward gold sales contracts entered into by Cash America. As of September 30, 2016, the Company has gold commitments of 53,000 gold ounces deliverable through December 31, 2017. The ounces required to be delivered are well within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the nine months ended September 30, 2016, the Company did not repurchase any of its common stock and 1,148,000 shares remain available for repurchase under the repurchase program. In April 2016, the Company suspended repurchases under its repurchase program pending the completion of the Merger. In connection with the completion of the Merger, share repurchases are no longer suspended but are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

In July 2016, the Company’s Board of Directors approved a plan to increase the annual dividend to $0.76 per share, or $0.19 per share quarterly, beginning in the fourth quarter. In October 2016, the Company’s Board of Directors declared a $0.19 per share fourth quarter cash dividend, or $9,216 based on current share counts, on common shares outstanding, which will be paid on November 28, 2016 to stockholders of record as of November 14, 2016. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

Non-GAAP Financial Information

The Company uses certain financial calculations such as adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than generally accepted accounting principles (“GAAP”), primarily by excluding from a comparable GAAP measure certain items that the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in Securities and Exchange Commission (“SEC”) rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, adjusted net income, adjusted net income per share, adjusted EBITDA, free cash flow and constant currency results as presented may not be comparable to other similarly titled measures of other companies.

The Company expects to incur significant expenses over the next two years in connection with its merger and integration with Cash America. The Company has adjusted the applicable financial measures to exclude these items because it generally would not incur such costs and expenses as part of its continuing operations. The merger related expenses are predominantly incremental costs directly associated with the merger and integration of Cash America, including professional fees, legal expenses, severance and retention payments, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

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

The following tables provide a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income (loss), as reported	$(1,412)	$(0.04)	$11,173	$0.40	$23,435	$0.77	$41,300	$1.45
Adjustments, net of tax:
Merger related expenses
Transaction	10,915	0.32	—	—	13,732	0.45	—	—
Severance and retention	8,737	0.25	—	—	8,737	0.29	—	—
Other	1,726	0.05	—	—	1,726	0.06	—	—
Total merger related expenses	21,378	0.62	—	—	24,195	0.80	—	—
Other acquisition expenses	—	—	—	—	94	—	799	0.03
Restructuring expenses related to U.S. consumer loan operations	—	—	5,485	0.19	—	—	5,784	0.20
Loss on sale of equity securities	160	—	—	—	160	0.01	—	—
Adjusted net income	$20,126	$0.58	$16,658	$0.59	$47,884	$1.58	$47,883	$1.68

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above (unaudited):

	Three Months Ended September 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger related expenses (1)	$29,398	$8,020	$21,378	$—	$—	$—
Restructuring expenses related to U.S. consumer loan operations	—	—	—	8,439	2,954	5,485
Loss on sale of equity securities	253	93	160	—	—	—
Total adjustments	$29,651	$8,113	$21,538	$8,439	$2,954	$5,485

(1)
Resulting tax benefit is less than the statutory rate as a portion of the transaction costs are not deductible for tax purposes. See Note 4 of the accompanying condensed consolidated financial statements for further information.

	Nine Months Ended September 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger related expenses (1)	$33,727	$9,532	$24,195	$—	$—	$—
Other acquisition expenses	150	56	94	1,175	376	799
Restructuring expenses related to U.S. consumer loan operations	—	—	—	8,878	3,094	5,784
Loss on sale of equity securities	253	93	160	—	—	—
Total adjustments	$34,130	$9,681	$24,449	$10,053	$3,470	$6,583

(1)
Resulting tax benefit is less than the statutory rate as a portion of the transaction costs are not deductible for tax purposes. See Note 4 of the accompanying condensed consolidated financial statements for further information.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

The Company defines adjusted EBITDA as net income before income taxes, depreciation and amortization, interest expense, interest income and certain charges as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes adjusted EBITDA is commonly used by investors to assess a company’s financial performance. However, adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for net income or other statement of income data prepared in accordance with GAAP. The following table provides a reconciliation of net income to adjusted EBITDA (unaudited):

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Net income	$(1,412)	$11,173	$23,435	$41,300	$42,845	$68,241
Income taxes	1,835	5,061	13,895	18,754	22,112	28,506
Depreciation and amortization (1)	7,281	4,373	17,165	13,158	21,453	17,633
Interest expense	5,073	4,336	13,859	12,482	18,264	16,604
Interest income	(138)	(406)	(636)	(1,143)	(1,059)	(1,303)
EBITDA	12,639	24,537	67,718	84,551	103,615	129,681
Adjustments:
Merger related expenses	29,398	—	33,727	—	33,727	—
Other acquisition expenses	—	—	150	1,175	1,850	1,796
Restructuring expenses related to U.S. consumer loan operations	—	8,439	—	8,878	—	8,878
Loss on sale of equity securities	253	—	253	—	253	—
Adjusted EBITDA	$42,290	$32,976	$101,848	$94,604	$139,445	$140,355

Adjusted EBITDA margin calculated as follows:
Total revenue					$817,759	$715,952
Adjusted EBITDA					$139,445	$140,355
Adjusted EBITDA as a percentage of revenue					17%	20%

(1)
For the three months ended September 30, 2015, excludes $264 of depreciation and amortization and for the nine months and trailing twelve months ended September 30, 2015, excludes $493 of depreciation and amortization, which are included in the restructuring expenses related to U.S. consumer loan operations.

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which is defined as cash flow from operating activities reduced by purchases of property and equipment and net cash outflow from loan receivables. Free cash flow is commonly used by investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for cash flow from operating activities, including discontinued operations, or other income statement data prepared in accordance with GAAP. The following table reconciles “net cash flow from operating activities” to “free cash flow” (unaudited):

	Trailing Twelve Months Ended
	September 30,
	2016	2015
Cash flow from operating activities	$68,101	$93,473
Cash flow from investing activities:
Loan receivables, net of cash repayments	(12,903)	(445)
Purchases of property and equipment	(28,971)	(21,681)
Free cash flow	$26,227	$71,347

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which may be considered a non-GAAP measurement of financial performance. The Company’s management uses constant currency results to evaluate operating results of business operations in Latin America, which are primarily transacted in local currencies. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. As the Company acquired the Guatemalan stores on December 31, 2015, there are no prior year comparisons and current year results were translated at an average exchange rate of 7.6 Guatemalan quetzales / U.S. dollar. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. In addition, see the tables detailing the components of revenue in “—Results of Continuing Operations” above for additional reconciliation of revenues to constant currency revenues.

The following table provides exchange rates for the Mexican peso for the current and prior year periods (unaudited):

	September 30,
	2016	2015	Decrease
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.5	17.0	(15)%
Three months ended	18.7	16.4	(14)%
Nine months ended	18.3	15.5	(18)%

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

In July 2015, the U.S. Department of Defense published a finalized set of new rules under the Military Lending Act (“MLA”). The MLA (and rules previously adopted thereunder) have previously prevented the Company from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rules, which went into effect October 3, 2016, expands the scope of the credit products covered by the MLA to include certain non-purchase money loans secured by personal property, such as pawn loans, or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36%. Under the new rules, the Company is unable to offer any of its current credit products, including pawn loans, to members of the U.S. military or their dependents. While the Company does not believe that active members of the U.S. military or their dependents comprise a significant percentage of the historical customer base in most locations, compliance with the MLA, and the new rules in particular, could be complex and increase compliance risks and related costs. The Company will continue to assess the impact of these new rules on its lending operations and compliance programs.

On June 1, 2016, the U.S. Consumer Financial Protection Bureau issued its notice of proposed rulemaking related to short-term consumer loans. The proposed rules remained open for comment until October 7, 2016 and are expected to become effective 15 months after the rules are finalized. The proposed rules seek to establish an ability to repay assessment on all covered loans, verification by the consumer of certain debts and verification through outside sources by lenders of certain debts, mandatory cooling off periods, alternative loan offerings that would allow lenders to forego the proposed requirement to conduct an ability to repay assessment, and restrictions on collection practices. As written, the proposed rules define the Company’s consumer loan products, both short-term loans and installment loans, as loans covered under the rules, but excludes pawn loans. The Company continues to review the proposed rules to determine the potential impact on its consumer loan portfolio if the proposed rules become final in their current form. On a consolidated basis, including the effects of the Merger, the Company expects consumer loan revenue for the year ending December 31, 2017 to account for approximately 5% of the Company’s consolidated total revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2015 annual report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. Other than as described below, there have been no material changes to the Company’s exposure to market risks since December 31, 2015 (dollars in thousands).

Investment in Common Stock of Enova International, Inc.

Equity risk is the risk that the Company may incur a reduction in future earnings, cash flows or fair value of assets due to adverse changes in the market price of equity securities held by the Company. The Company is exposed to equity risk through its investment in Enova common stock, which is classified as an available-for-sale security.

As of September 30, 2016, the fair value of Enova common stock held by the Company was $54,786 and represents approximately 2.4% of the Company’s total assets. As of September 30, 2016, the Company’s basis in its investment in Enova common stock was $57,570, and an unrealized loss of $1,753, net of tax, was included in accumulated other comprehensive loss. A future increase or decrease in the quoted market price of Enova common stock would increase or decrease the pre-tax proceeds received and the resulting pre-tax gain/loss recognized upon the sale of the Company’s Enova common stock. As of September 30, 2016, the impact of a 10% increase or decrease in the price of Enova common stock would result in a $5,479 change to the fair value of the Enova common stock held by the Company. See Note 5 of the condensed consolidated financial statements contained in Part I, Item 1 of this report for additional information on the Company’s investment in Enova.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of September 30, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Except for the Merger, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with the Merger during the quarter ended September 30, 2016, the Company’s management is in the process of documenting and testing Cash America’s internal control over financial reporting, and expects to incorporate Cash America into its annual assessment of internal control over financial reporting for the Company’s year ending December 31, 2016.

Limitations on Effectiveness of Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The description of the Senior Notes Lawsuit contained in Note 8 - Commitments and Contingencies of the condensed consolidated financial statements contained in Part I, Item 1 of this report is incorporated to this Part II, Item 1 by reference.

On July 6, 2016, Andrew Samtoy, a purported shareholder of Cash America, filed a Stockholder Class Action and Derivative Petition in the District Court of Dallas County of the State of Texas, styled Samtoy et al. v. Stuart et al., DC-16-08063 (the “Samtoy Action”), against Cash America’s board of directors, the Company, Merger Sub, and Cash America. The petition in the Samtoy Action asserted direct and derivative claims against Cash America’s board of directors for breach of fiduciary duty in connection with their approval of the proposed Merger including direct and derivative claims against the Company and Merger Sub for allegedly aiding and abetting Cash America’s board of directors’ breach of fiduciary duties. Plaintiff, however, in September 2016 non-suited and withdrew the petition, and the judge signed the order of non-suit on September 19, 2016, concluding the Samtoy Action.

Furthermore, the Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Furthermore, as a result of the Merger with Cash America and recent regulatory developments, the risk factors discussed below have been identified as additional risk factors to those previously reported in the Company’s 2015 annual report on Form 10-K (dollars in thousands).

The Company may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. The Company may also encounter significant difficulties in integrating the two businesses.

The ability of the Company to realize the anticipated benefits of the Merger will depend, to a large extent, on the Company’s ability to successfully integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, the Company will be required to devote significant management attention and resources to integrating the business practices and operations of First Cash and Cash America. The integration process may disrupt the business of the Company and, if implemented ineffectively, would restrict the full realization of the anticipated benefits of the Merger. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, the activities of the Company and could adversely impact the business, financial condition and results of operations of the Company. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of the attention of the Company’s management and employees. The challenges of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Merger;

•	difficulties in the integration of operations and systems, including information technology systems;

•
difficulties in establishing effective uniform controls, standards, systems, procedures and accounting and other policies, business cultures, regulatory and compliance programs and compensation structures between the two companies;

•	difficulties in the acculturation of employees;

•	difficulties in managing the expanded operations of a larger and more complex company with both a domestic and foreign business presence;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the combined company; and

•	challenges in keeping key business relationships in place.

Many of these factors will be outside of the control of the Company, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and earnings and diversion of management’s time and energy, which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, even if the operations of the businesses of First Cash and Cash America are integrated successfully, the full benefits of the Merger may not be realized, including the synergies, cost savings, growth opportunities or cash flows that are expected, and the Company will also be subject to additional risks that could impact future earnings. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of First Cash and Cash America. All of these factors could cause dilution of the earnings per share of the Company, decrease or delay the expected accretive effect of the Merger, negatively impact the price of the Company’s stock, impair the ability of the Company to return capital to its stockholders or have a material adverse effect on the business, financial condition and results of operations of the Company.

The Merger may not be accretive and may cause dilution of the combined company’s adjusted earnings per share, which may negatively affect the market price of the combined company’s common stock.

The Company’s management currently anticipates that the Merger will be accretive to stockholders on an adjusted earnings per share basis in 2017. This expectation is based on currently available net revenue and operating expense estimates, which may materially change. The Company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution of the Company’s adjusted earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market value of the Company’s common stock.

The Company’s future results will suffer if it does not effectively manage its expanded operations resulting from the Merger.

As a result of the Merger, the size of the business of the Company has increased significantly. The Company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Merger will be successful or that the Company will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits anticipated from the Merger.

The Company is expected to incur substantial future expenses related to the Merger and the integration of First Cash’s and Cash America’s businesses.

The Company has incurred substantial expenses in connection with the Merger and the integration of First Cash and Cash America and will incur additional significant expenses in connection therewith in future periods. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including store point of sale and pawn transaction management systems, accounting and finance, payroll and incentive compensation, pawn collateral valuation and pricing, legal and regulatory compliance and employee benefits. While the integration of such items have begun, a significant amount of integration work remains and is expected to continue through the fourth quarter of 2016 and 2017. The Company has assumed that a certain level of expenses will be incurred in connection with the integration, however, there are many factors beyond the Company’s control that could affect the total amount or the timing of these expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses will result in the Company taking meaningful charges against earnings in the period following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, the former Cash America shareholders may be required to pay substantial U.S. federal income taxes.

Although the Company intends that the Merger qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, it is possible that the Internal Revenue Service (“IRS”) may assert that the Merger fails to qualify as such. If the IRS were to be successful in any such contention or if for any other reason the Merger were to fail to qualify as a “reorganization,” each former Cash America shareholder would recognize a gain or loss with respect to all such shareholder’s shares of Cash America’s common stock based on the difference between (i) the former Cash America shareholders’ tax basis in such shares and (ii) the aggregate cash and the fair market value of the Company common stock received.

The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could adversely affect its financial condition and operating results.

Governments at the national, state and local levels, may seek to impose new laws, regulatory restrictions or licensing requirements that affect the Company’s products or services it offers, the terms on which it may offer them, and the disclosure, compliance and reporting obligations it must fulfill in connection with its business. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, impose significant additional compliance costs, and could have a material adverse effect on the Company’s financial condition and results of operations. In some cases these measures could even directly prohibit some or all of the Company’s current business activities in certain jurisdictions, or render them unprofitable and/or impractical to continue.

In July 2015, the U.S. Department of Defense published a finalized set of new rules under the Military Lending Act (“MLA”). The MLA (and rules previously adopted thereunder) have previously prevented the Company from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rules, which went into effect October 3, 2016, expand the scope of the credit products covered by the MLA to include certain non-purchase money loans secured by personal property, such as pawn loans, or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36%. Under the new rules, the Company is unable to offer any of its current credit products, including pawn loans, to members of the U.S. military or their dependents. While the Company does not believe that active members of the U.S. military or their dependents comprise a significant percentage of the historical customer base in most locations, compliance with the MLA, and the new rules in particular, could be complex and increase compliance risks and related costs. The Company will continue to assess the impact of these new rules on its lending operations and compliance programs.

On June 1, 2016, the U.S. Consumer Financial Protection Bureau issued its notice of proposed rulemaking related to short-term consumer loans. The proposed rules remained open for comment until October 7, 2016 and are expected to become effective 15 months after the rules are finalized. The proposed rules seek to establish an ability to repay assessment on all covered loans, verification by the consumer of certain debts and verification through outside sources by lenders of certain debts, mandatory cooling off periods, alternative loan offerings that would allow lenders to forego the proposed requirement to conduct an ability to repay assessment, and restrictions on collection practices. As written, the proposed rules define the Company’s consumer loan products, both short-term loans and installment loans, as loans covered under the rules, but excludes pawn loans. The Company continues to review the proposed rules to determine the potential impact on its consumer loan portfolio if the proposed rules become final in their current form. On a consolidated basis including the effects of the Merger, the Company expects consumer loan revenue for the year ending December 31, 2017 to account for approximately 5% of the Company’s consolidated total revenue.

The CFPB issued a Consent Order with respect to Cash America, and any noncompliance could have a Material Adverse Effect.

On November 20, 2013, Cash America consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America’s consumer loan business, to pay a civil money penalty of $5,000. Cash America also agreed to set aside $8,000 for a period of 180 days to fund any further payments to eligible Ohio customers in connection with Cash America’s voluntary program to reimburse Ohio customers that was initiated by Cash America in 2012 in connection with legal collections proceedings initiated by Cash America in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The Consent Order also relates to issues self-disclosed to the CFPB during its 2012 examination of Cash America, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the interest rate permitted by the MLA; for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of Cash America; for certain conduct in the examination process; and certain conduct giving rise to the Ohio Reimbursement Program. Cash America remains subject to the obligations of the Consent Order, including the CFPB’s order that Cash America ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures; however, certain restrictions expire on November 20, 2016. The compliance plan mandated by the Consent Order requires Cash America to perform ongoing consumer protection compliance risk reviews before introducing or implementing new or changed products or services. This requirement could result in additional delay or cost when introducing, integrating or implementing new or changed products or services, or a decision not to proceed with such initiatives. In addition, Cash America’s former subsidiary, Enova International, Inc. (“Enova”), also remains subject to the Consent Order because it was part of Cash America when the Consent Order was issued. Cash America cannot assure that Enova will continue to comply with the Consent Order now that it is a separate publicly traded company. If Enova does not comply with the consent order, Cash America could be held liable for Enova’s noncompliance. Any noncompliance with the Consent Order, continuing obligations or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse effect on the Company’s business.

The Company could be responsible for U.S. federal and state income tax liabilities that relate to the spin-off by Cash America of Enova, in November 2014 (the “Enova Spin-off”).

The Enova Spin-off was conditioned on the receipt of an opinion of tax counsel that the Enova Spin-off will be treated as a transaction that is tax-free for U.S. federal income tax purposes under Section 355(a) of the Internal Revenue Code. An opinion of tax counsel is not binding on the Internal Revenue Service (the “IRS”). Accordingly, the Internal Revenue Service may reach conclusions with respect to the Enova Spin-off that are different from the conclusions reached in the opinion. The opinion was based on certain factual statements and representations made by Cash America, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. In addition, Cash America received a private letter ruling from the IRS to the effect that the retention by Cash America of up to 20% of Enova’s stock will not be in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Internal Revenue Code. The private letter ruling does not address any other tax issues related to the Enova Spin-off. Notwithstanding the private letter ruling, the IRS could determine on audit that the retention of the Enova stock was in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that Cash America or Enova have made or provided to the IRS are not correct. If the retention is in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable, and the Company would recognize a gain in an amount equal to the excess of the fair market value of shares of Enova’s common stock distributed to Cash America’s shareholders on the distribution date over Cash America’s tax basis in such shares of Enova’s common stock. In addition, Cash America agreed to certain actions in connection with the private letter ruling, such as disposing of the Enova common stock by September 15, 2017, and if the Company does not or is unable to follow-through with such actions, the tax-free status of the Enova Spin-off could be jeopardized. Furthermore, in order to comply with its obligation to dispose of its Enova common stock by September 15, 2017, the Company may be required to sell its shares of Enova common stock on unfavorable terms and such sales may further depress the market price of Enova’s common stock.

While the Company believes that the Merger did not and will not adversely impact the tax-free status of the Enova Spin-off, it is possible that the IRS could assert that the Merger should result in the Enova Spin-off being treated as a taxable transaction for U.S. federal income tax purposes. If the IRS were to be successful in any contention that the Enova Spin-Off should be treated as a taxable transaction or if for any other reason the Company were to take actions that would cause the Enova Spin-Off to be treated as a taxable transaction, the Company could be subject to significant tax liabilities. In addition, in accordance with a tax matters agreement entered into between Cash America and Enova in connection with the Enova Spin-Off, the Company could be subject to liability for any tax liabilities incurred by Enova or Enova’s shareholders if the Merger were to cause the Enova Spin-Off to be deemed taxable.

In connection with the Enova Spin-off, Enova and Cash America agreed to indemnify each other for certain liabilities; if the Company is required to act on these indemnities to Enova, it may need to divert cash to meet those obligations, and Enova’s indemnity could be insufficient or Enova could be unable to satisfy its indemnification obligations.

Pursuant to a separation and distribution agreement and certain other agreements that Cash America entered into with Enova at the time of the Enova Spin-off, including a tax matters agreement, Enova agreed to indemnify Cash America for certain liabilities that could be related to tax, regulatory, litigation or other liabilities, and Cash America agreed to indemnify Enova for certain similar liabilities, in each case for uncapped amounts. In addition, the tax matters agreement prohibits Enova from taking any action or failing to take any action that could reasonably be expected to cause the Enova Spin-off to be taxable or to jeopardize the conclusions of the private letter ruling obtained in connection with the Enova Spin-off or opinions of counsel received by Cash America or Enova. Indemnities that Cash America may be required to provide Enova are not subject to any cap, may be significant and could negatively impact the Company’s results of operations and financial condition, particularly indemnities relating to actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold the Company responsible for any of the liabilities that Enova has agreed to assume. Further, the indemnity from Enova could be insufficient to protect the Company against the full amount of such liabilities, or Enova may be unable to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from Enova any amounts for which it is held liable, the Company may be temporarily required to bear these losses and could suffer reputational risks if the losses are related to regulatory, litigation or other matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the nine months ended September 30, 2016, the Company did not repurchase any of its common stock and 1,148,000 shares remain available for repurchase under the repurchase program. In April 2016, the Company suspended repurchases under its repurchase program pending the completion of the Merger. In connection with the completion of the Merger, share repurchases are no longer suspended but are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	0-19133	2.1	04/28/2016
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
10.1	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.2	Employment Agreement between Rick L. Wessel and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.1	08/26/2016
10.3	Employment Agreement between T. Brent Stuart and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.2	08/26/2016
10.4	Employment Agreement between R. Douglas Orr and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.3	08/26/2016
10.5	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan **	S-8	001-10960	99.2	11/04/2016
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2016, filed with the SEC on November 9, 2016, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2016, September 30, 2015 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and September 30, 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.
X

*
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request by the Commission.

**	Indicates management contract or compensatory plan, contract or arrangement.

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

Dated: November 9, 2016	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	0-19133	2.1	04/28/2016
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
10.1	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.2	Employment Agreement between Rick L. Wessel and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.1	08/26/2016
10.3	Employment Agreement between T. Brent Stuart and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.2	08/26/2016
10.4	Employment Agreement between R. Douglas Orr and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.3	08/26/2016
10.5	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan **	S-8	001-10960	99.2	11/04/2016
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2016, filed with the SEC on November 9, 2016, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2016, September 30, 2015 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and September 30, 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.
X

*
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request by the Commission.

**	Indicates management contract or compensatory plan, contract or arrangement.

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