Form 10-K
period 2016-12-31
FIRSTCASH, INC
filed 2017-03-01
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 001-10960

FIRSTCASH, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2237318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 West 7th Street, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)
(817) 335-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes   ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the last reported sales price on the NASDAQ Global Select Market on June 30, 2016, is $1,395,000,000.

As of February 20, 2017, there were 48,289,690 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be held on or about June 8, 2017, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH, INC.
FORM 10-K
For the Year Ended December 31, 2016

FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements about the business, financial condition and prospects of FirstCash, Inc. and its wholly owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

These forward-looking statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments discussed and described in (i) this annual report, including the risks described in Part I, Item IA, “Risk Factors” hereof, and (ii) the other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

General

The Company is a leading operator of retail-based pawn stores in the United States and Latin America. As of December 31, 2016, the Company had 2,085 locations, consisting of 1,130 stores across 26 U.S. states, 909 stores across 32 states in Mexico, 33 stores in Guatemala and 13 stores in El Salvador.

On September 1, 2016, the Company completed its previously announced merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company changed its name from First Cash Financial Services, Inc. to FirstCash, Inc. The accompanying audited consolidated statement of income for the year ended December 31, 2016 includes the results of operations for Cash America for the period September 2, 2016 to December 31, 2016. The accompanying audited consolidated balance sheet at December 31, 2016 includes the preliminary valuation of the assets acquired and liabilities assumed. See Note 3 of Notes to Consolidated Financial Statements for additional information about the Merger.

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

In addition to its pawn stores, the Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. The Company also offers check cashing services through franchised check cashing centers, for which the Company receives franchise fees. The Company acquired this franchised, check cashing business as a result of the Merger. The Company considers the credit services and consumer loan products to be non-core, non-growth revenue streams, representing 4% of the Company’s total revenues for the year ended December 31, 2016.

Revenue for the year ended December 31, 2016 was primarily generated from the Company’s pawn operations with 38% of total revenues derived from Latin America and 62% from the United States. For additional historical information on the composition of revenues from the United States and Latin America, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations.”

Prior to the fourth quarter of 2016, the Company reported its results in one reportable segment, which aggregated the Company’s U.S. and Latin America operations. Primarily as a result of the Merger, the Company organized its operations during the fourth quarter of 2016 into two reportable segments: the U.S. operations segment and the Latin America operations segment. The U.S. operations segment consists of all pawn and consumer loan operations in the United States and the Latin America operations segment consists of all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador.

The Company was formed as a Texas corporation in July 1988. In April 1991, the Company reincorporated as a Delaware corporation. On September 1, 2016, the Company changed its name from First Cash Financial Services, Inc. to FirstCash, Inc. in connection with the completion of the Merger. The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100.

Pawn Industry

Pawn stores are neighborhood-based retail stores that buy and sell consumer items such as consumer electronics, jewelry, power tools, appliances, sporting goods and musical instruments. Pawn stores also provide a quick and convenient source of small consumer loans to unbanked, under-banked and credit-challenged customers. These consumers are typically not effectively or efficiently served by traditional lenders such as banks, credit unions, credit card providers or other small loan providers. The Company’s pawn stores directly compete in both the specialty retail and consumer finance industries.

United States

The pawn industry in the United States is well established, with the highest concentration of pawn stores located in the Southeast, Midwest and Southwest regions of the country. The operation of pawn stores is governed primarily by state laws and accordingly, states that maintain regulations most conducive to profitable pawn operations have historically seen the greatest concentration of pawn stores. Management believes the United States pawn industry, although mature, remains highly fragmented. The two major publicly traded companies in the pawn industry, which includes the Company, currently operate approximately 1,600 of the estimated 10,000 to 15,000 pawn stores in the United States. The Company believes the majority of pawnshops in the United States are owned by individuals operating five or fewer locations.

Mexico and Other Latin American Markets

Most of the Company’s pawn stores in Latin America are full-service stores, similar to the U.S. stores, which lend on a wide array of collateral and have a retail sales floor. The operation of pawn stores in Mexico is governed primarily by federal laws. The full-service pawn industry in Mexico is less developed as compared to the U.S. It is estimated that there are approximately 6,500 to 8,000 total pawn stores in Mexico. Typical stores in Mexico are much smaller than a U.S. pawn store with limited retail space, typically offering only pawn loans collateralized by gold jewelry or small consumer electronics. Competition in Mexico for the Company’s full-service pawn stores is limited, and the Company believes there are less than 2,000 of the larger full-service pawn stores. A large percentage of the population in Mexico and other countries in Latin America are unbanked or under-banked and have limited access to consumer credit. The Company believes that there is significant opportunity for future expansion in Mexico and other Latin American countries due to the large potential consumer base and limited competition from other large, full-service pawn store operators.

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

The Company has opened or acquired over 1,500 pawn stores in the last five fiscal years, including the addition of 815 stores as a result of the Merger and 211 stores as a result of the Maxi Prenda acquisition in Latin America. Net store additions have grown at a compound annual store growth rate of 25% over this period. The Company intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following table details stores opened and acquired over the five year period ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014	2013	2012
U.S. stores:
Merged Cash America locations	815	—	—	—	—
New locations opened	—	—	8	9	6
Locations acquired	3	33	25	34	46
Total additions	818	33	33	43	52

Latin America stores:
New locations opened	41	38	31	60	62
Locations acquired	179	32	47	8	29
Total additions	220	70	78	68	91

Total:
Merged Cash America locations	815	—	—	—	—
New locations opened	41	38	39	69	68
Locations acquired	182	65	72	42	75
Total additions	1,038	103	111	111	143

For additional information on store count activity, see “—Locations and Operations” below.

New Store Openings

The Company plans to continue opening new pawn stores, primarily in Latin America and to a much lesser extent in the U.S. The Company typically opens new stores in under-developed markets, especially where customer demographics are favorable and competition is limited or restricted. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and consumer loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

Acquisitions

Because of the fragmented nature of the pawn industry, the Company believes attractive acquisition opportunities will continue to arise from time to time in both Latin America and the U.S. Before making an acquisition, management assesses the demographic characteristics of the surrounding area, considers the number, proximity and size of competing stores, and researches state and local regulatory standards. Specific pawn store acquisition criteria include an evaluation of the volume of merchandise sales and pawn transactions, outstanding customer pawn loan balances, historical pawn yields, retail margins and redemption rates, the condition and quantity of inventory on hand, and location, condition and lease terms of the facility.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company’s existing store base are the volume and gross profit of merchandise sales, the volume of and yield on customer loans and store expenses. To encourage customer traffic, which management believes is a key determinant of a store’s success, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable. In addition to a clean and secure physical store facility, the stores’ exteriors typically display attractive and distinctive signage similar to those used by contemporary specialty retailers.

The Company has employee-training programs that promote customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully-integrated functionality to support point-of-sale retail operations, real time merchandise valuations, loan to value calculations, inventory management, customer recordkeeping, loan management, compliance and control systems and employee compensation. Each store is connected on a real-time basis to a secure data center that houses the centralized databases and operating systems. The information systems provide management with the ability to continuously monitor store transactions and operating results. The Company is in the process of converting all Cash

America stores to the Company’s proprietary computer information system and expects that conversion to be completed by the end of 2017.

The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance of financial and operational controls. Management believes the current operating and financial controls and systems are adequate for the Company’s existing store base and can accommodate reasonably foreseeable growth in the near term.

Services Offered by the Company

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn stores. The items the Company sells generally consist of pre-owned consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. The Company also melts certain quantities of scrap jewelry and sells the gold, silver and diamonds in commodity markets. Total merchandise sales accounted for approximately 67% of the Company’s revenue during fiscal 2016.

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

The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the final payment is received or when previous payments are forfeited to the Company.

Retail sales are seasonally highest in the fourth quarter associated with holiday shopping and to a lesser extent in the first quarter associated with tax refunds in the U.S.

Pawn Lending Activities

The Company’s pawn stores make small, short term, secured loans to its customers in order to help them meet short-term cash needs. All pawn loans are collateralized by personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. Pawn loans are non-recourse loans and a customer does not have a legal obligation to repay a pawn loan. There is no collections process and the decision to not repay the loan will not affect the customer’s credit score.

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

Pledged property is held through the term of the loan, unless the loan is paid earlier or renewed. The typical pawn loan term is generally 30 days plus an additional grace period of 14 to 90 days depending on geographical markets and local regulations. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If a pawn loan is not repaid prior to the expiration of the grace period, the pawn collateral is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued service fees. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

The pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for approximately 29% of the Company’s revenue during fiscal 2016.

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

The Company typically experiences seasonal growth in its pawn loan balances in the third and fourth quarters of the year following lower balances in the first two quarters of the year due to the heavy repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S.

Credit Services and Consumer Loan Activities

As of December 31, 2016, the Company operated 45 stand-alone consumer loan locations in the U.S. and 28 stand-alone consumer loan locations in Mexico. In addition, 326 pawn locations in the U.S. and 49 pawn locations in Mexico also offer consumer loan products. Total revenues from consumer loan and credit services operations accounted for 4% of total revenues in 2016.

The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers in obtaining extensions of credit. The Company’s stand-alone consumer loan locations and certain pawn stores in Texas and Ohio offer the CSO Program. The Company’s CSO Program complies with the respective jurisdiction’s credit services organization act, credit access business law or a similar statute. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from independent, non-bank, consumer lending companies (the “Independent Lenders”) and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The Company also offers an automobile title lending product under the CSO Program. Total credit services fees accounted for 2% of the Company’s revenue during fiscal 2016.

The Company also offers small, unsecured consumer loans to customers in various states within the U.S. and in Mexico. To qualify for a consumer loan, a customer generally must have proof of steady income, residence and valid identification. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash. If the customer fails to repay the loan, the Company initiates collection procedures. These consumer loan fees accounted for 2% of the Company’s revenue during fiscal 2016.

In connection with the Merger, the Company acquired Cash America’s stand-alone franchised based, check cashing business, operating under the “Mr. Payroll” brand. The Company receives franchise fees from each franchisee based on the gross revenue of check cashing services provided within the franchisee’s facility. Total revenue from franchise fees accounted for less than 1% of consolidated total revenue during fiscal 2016.

See additional discussion of the credit loss provision and related allowances/accruals in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Financial Information about Geographic Areas

Financial information regarding the Company’s revenue and long-lived assets by geographic areas is provided in Note 17 of Notes to Consolidated Financial Statements contained herein.

Locations and Operations

As of December 31, 2016, the Company had 2,085 store locations in 26 U.S. states, 32 states in Mexico, Guatemala and El Salvador, which represents a net store-count increase of 94% over the number of stores at December 31, 2015, primarily as a result of the Merger and the Maxi Prenda acquisition in Latin America.

The following table details store count activity for the twelve months ended December 31, 2016:

		Consumer Loan Locations (2)
	Pawn Locations (1)		Total Locations
U.S.:
Total locations, beginning of period	296	42	338
Merged Cash America locations	794	21	815
Locations acquired	3	—	3
Locations closed or consolidated	(8)	(18)	(26)
Total locations, end of period	1,085	45	1,130

Latin America:
Total locations, beginning of period	709	28	737
New locations opened	41	—	41
Locations acquired	179	—	179
Locations closed or consolidated	(2)	—	(2)
Total locations, end of period	927	28	955

Total:
Total locations, beginning of period	1,005	70	1,075
Merged Cash America locations	794	21	815
New locations opened	41	—	41
Locations acquired	182	—	182
Locations closed or consolidated	(10)	(18)	(28)
Total locations, end of period	2,012	73	2,085

(1)
At December 31, 2016, 326 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Ohio, Texas, California and limited markets in Mexico. The table does not include 70 check cashing locations operated by independent franchisees under franchising agreements with the Company.

The Company maintains its primary administrative offices in Fort Worth, Texas and Monterrey, Mexico.

As of December 31, 2016, the Company’s stores were located in the following states:

		Consumer Loan Locations (1)	Total Locations
	Pawn Locations
United States:
Texas	393	25	418
Ohio	110	9	119
Florida	77	—	77
Georgia	45	—	45
Tennessee	44	—	44
Indiana	41	—	41
North Carolina	41	—	41
Arizona	35	—	35
Washington	33	—	33
Colorado	31	—	31
Maryland	28	—	28
Nevada	27	—	27
South Carolina	27	—	27
Kentucky	26	—	26
Illinois	25	—	25
Louisiana	25	—	25
Missouri	25	—	25
Oklahoma	18	—	18
California	—	11	11
Alabama	8	—	8
Utah	7	—	7
Alaska	6	—	6
Virginia	6	—	6
District of Columbia	3	—	3
Wyoming	3	—	3
Nebraska	1	—	1
	1,085	45	1,130
Mexico:
Estado de. Mexico (State of Mexico)	107	—	107
Baja California	71	3	74
Veracruz	70	—	70
Nuevo Leon	63	2	65
Jalisco	55	4	59
Puebla	53	4	57
Tamaulipas	51	3	54
Coahuila	41	—	41
Chihuahua	37	2	39
Guanajuato	32	6	38
Estado de Ciudad de Mexico (State of Mexico City)	32	—	32
Guerrero	26	—	26
Sonora	24	—	24

		Consumer Loan Locations (1)	Total Locations
	Pawn Locations
Mexico (continued):
Quintana Roo	21	—	21
Sinaloa	20	—	20
Morelos	17	—	17
Oaxaca	17	—	17
Michoacan	16	—	16
Queretaro	14	1	15
Aguascalientes	11	3	14
Durango	14	—	14
San Luis Potosi	13	—	13
Tabasco	11	—	11
Baja California Sur	10	—	10
Chiapas	10	—	10
Hidalgo	10	—	10
Yucatan	9	—	9
Campeche	6	—	6
Zacatecas	6	—	6
Colima	5	—	5
Tlaxcala	5	—	5
Nayarit	4	—	4
	881	28	909

Guatemala	33	—	33

El Salvador	13	—	13

Total	2,012	73	2,085

(1)	The table does not include 70 check cashing locations operated by independent franchisees under franchising agreements with the Company.

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

Each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an area supervisor, who typically oversees four to seven store managers. Area supervisors typically report to a Regional Market Manager, who in turn, reports to a Regional Operations Director. Regional Operations Directors report to a Senior Vice President of Operations.

The Company believes the profitability of its pawnshops is dependent, among other factors, upon its employees’ ability to engage in transactions that achieve optimum pawn yields and merchandise sales margins, to be effective sales people and to provide prompt and courteous service. The Company’s computer system permits a store manager or clerk to rapidly recall the cost of an item in inventory and the date it was purchased, as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods. The Company has networked its stores to allow employees to more accurately determine the retail value of merchandise and to permit the Company’s headquarters to more efficiently monitor each store’s operations, including merchandise sales, service charge revenue, pawns written and redeemed and changes in inventory.

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

Credit Services and Consumer Loan Operations

Similar to the Company’s pawn store operations, the Company’s credit services and consumer loan locations are typically part of a retail strip shopping center with good visibility from a major street and easy access to parking. Management has established a standard store design intended to distinguish the Company’s stores from the competition, which consists of a well-illuminated exterior with distinctive signage. The interiors typically feature an ample lobby separated from employee work areas by glass teller windows. The Company’s credit services and consumer loan locations are typically open six to seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

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

The Company’s pawn business competes primarily with other pawn store operators, other specialty consumer finance operators, rent-to-own stores and specialty consumer goods retailers. Management believes the pawn industry remains highly fragmented with an estimated 10,000 to 15,000 total pawnshops in the United States and 6,500 to 8,000 pawnshops in Mexico. Including the Company, there are two publicly-held, U.S.-based pawnshop operators, both of which have pawn operations in the U.S. and Mexico. Of these two, the Company had the most pawn stores and the largest market capitalization as of December 31, 2016 and believes it is the largest public or private operator of full-service pawn stores in the U.S. and Mexico. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations.

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

Intellectual Property

The Company relies on a combination of copyright, trade secret, trademark, website domain names, and other rights, including confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property.

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

“First Cash,” “First Cash Pawn,” “Cash America” and “Cashland” are registered trademarks in the United States. Other significant trade names used by the Company in the U.S. and abroad include First Cash Empeño, First Cash Advance, Presta Max, Famous Pawn, Fast Cash Pawn & Gold Center, King Pawn, Mister Money Pawn, Money Man Pawn, Valu + Pawn, Dan’s Discount Jewelry & Pawn, Quick Cash Pawn, Atomic Pawn, Loftis Jewelry & Pawnbrokers, Regent Pawn & Jewelry, Smart Pawn, Piazza Jewelry & Pawn, David’s Pawn Shop, Sharp Mart, Lakelands Pawn & Gun, Empeños Mexicanos, Realice Empeños, Maxi Prenda, Cash America Pawn, SuperPawn, Cash America Payday Advance and Mr. Payroll.

Franchises

Each of the Company’s unconsolidated franchised check cashing locations is subject to a franchise agreement that is negotiated individually with each franchisee. The franchise agreements have varying durations. As of December 31, 2016, the Company had 70 unconsolidated franchised check cashing locations operating under its “Mr. Payroll” brand.

Governmental Regulation

General

The Company is subject to significant regulation of its pawn, consumer loan and general business operations in all of the jurisdictions in which it operates. These regulations are implemented through various laws, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the United States and Latin America. These regulatory bodies often have broad discretionary authority in the establishment, interpretation and enforcement of such regulations. These regulations are subject to change, sometimes significantly, as a result of political, economic or social trends, events and media perceptions.

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures. In many municipal, state and federal jurisdictions, in both the United States and countries in Latin America, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things.

In both the United States and Latin America, certain elected officials, regulators, consumer advocacy groups and the media have advocated for governmental action to further restrict or even prohibit pawn transactions or small consumer loans, such as payday advances and credit services products. The elected officials, regulators, consumer groups and media typically focus on the aggregated cost to a consumer for pawn and consumer loans, which is typically higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. They also focus on affordability issues such as the borrower’s ability to repay such loans, real or perceived patterns of sustained or cyclical usage of such lending products and consumer loan collection practices perceived to be unfair or abusive. The elected officials, regulators, consumer groups and media often characterize pawn and payday lending activities as unfair or potentially abusive to consumers. During the last few years, legislation, ordinances and edicts (on federal, state and municipal levels) have been introduced or enacted to prohibit, restrict or further regulate pawn and related transactions, including acceptance of pawn collateral and used merchandise in general or, from certain individuals, sales of such merchandise in general or specific categories such as firearms, payday loans, consumer loans, credit services and related service fees on these products. In addition, public officials and regulatory authorities, including law enforcement in various levels of government in the United States and countries in Latin America have and will likely continue to make edicts, proposals or public statements concerning new or expanded regulations that would prohibit or further restrict pawn and consumer lending activities or other related pawn transactions.

The Company is subject to numerous other types of regulations including, but not limited to, regulations related to securities and exchange activities, including financial reporting and internal controls processes, data protection and privacy, tax compliance, safety, labor and employment practices, real estate transactions, electronic banking, credit card transactions, marketing, advertising and other general business activities.

There can be no assurance that the current political domestic and international climate, including additional local, state or federal statutes, regulations or edicts will not affect or be enacted or that existing laws and regulations will not be amended, decreed or interpreted at some future date that could prohibit or limit the ability of the Company to profitably operate any or all of its services. For example, such regulations could restrict the ability of the Company to offer pawn loans, consumer loans and credit services, significantly decrease the interest rates or service fees for such lending activities, prohibit or more stringently regulate the acceptance of pawn collateral or buying used merchandise and the sale, exportation or importation of such pawn merchandise, or processing of consumer loan transactions through the banking system, any of which could have a material adverse effect on the Company’s operations and financial condition. If legislative, regulatory or other arbitrary actions or interpretations are taken at a federal, state or local level in the United States or countries in Latin America which negatively affect the pawn, consumer loan or credit services industries where the Company has a significant number of stores, those actions could have a material adverse effect on the Company’s business operations. There can be no assurance that such regulatory action at any jurisdiction level will not be enacted, or that existing laws and regulations will not be amended, decreed or interpreted in such a way which could have a material adverse effect on the Company’s operations and financial condition.

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

The CFPB continues its systematic efforts of obtaining data related to all aspects of the consumer loan industry and its impact on consumers. The CFPB continues to use its Short-Term, Small-Dollar Lending Procedures, which is the field guide CFPB examiners use when examining small-dollar lenders like the Company. The CFPB’s examination authority permits CFPB examiners to inspect the Company’s books and records and ask questions about its business and its practices. The examination procedures include, among other things, specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections and collection practices, defaults, consumer reporting and third-party or vendor relationships.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for actual or perceived violations of federal consumer laws (including the CFPB’s own rules). In these proceedings, the CFPB can seek consent orders, memorandums of understandings, obtain cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties ranging from $5,000 per day for certain violations of federal consumer laws to $25,000 per day for reckless violations, and $1,000,000 per day for knowing or intentional violations. Also, where a company has been found to have violated consumer laws, the Dodd-Frank Act (in additional to similar state consumer laws) empowers state attorneys general and state regulators to bring administrative or civil actions seeking the same equitable relief available to the CFPB, in addition to state-led enforcement actions and consent orders. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

On June 1, 2016, the CFPB issued its notice of proposed rulemaking related to short-term consumer loans. The proposed rules are expected to become effective 15 months after the rules are finalized. The proposed rules seek to establish an ability to repay assessment on all covered loans, verification by the consumer of certain debts and verification through outside sources by lenders of certain debts, mandatory cooling off periods, alternative loan offerings that would allow lenders to forego the proposed requirement to conduct an ability to repay assessment, and restrictions on collection practices. As written, the proposed rules define the Company’s consumer loan products, both short-term loans and installment loans, as loans covered under the rules, but excludes pawn loans. The Company continues to review the proposed rules to determine the potential impact on its consumer loan portfolio if the proposed rules become final in their current form. On a consolidated basis the Company expects consumer loan revenue for the year ending December 31, 2017 to account for approximately 5% of the Company’s consolidated total revenue.

In July 2015, the U.S. Department of Defense published a finalized set of new rules under the Military Lending Act (“MLA”). The MLA (and rules previously adopted thereunder) have previously prevented the Company from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rules, which went into effect October 3, 2016, expands the scope of the credit products covered by the MLA to include certain non-purchase money loans secured by personal property, such as pawn loans, or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36%. Under the new rules, the Company is unable to offer any of its current credit products, including pawn loans, to members of the U.S. military or their dependents. While the Company does not believe that active members of the U.S. military or their dependents comprise a significant percentage of the historical customer base in most locations, compliance with the MLA, and the new rules in particular, is complex and increases compliance risks and related costs. The Company continues to assess the impact of these new rules on its business operations and compliance requirements.

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

In connection with pawn transactions and credit services/consumer loan transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z promulgated thereunder). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the charges associated with consumer loan and credit services transactions.

The credit services/consumer loan business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an automated clearing house (“ACH”) transaction. Additionally, the Company is subject to the Federal Fair Debt Collection Practices Act (“FDCPA”) and applicable state collection laws when conducting its collection activities. Furthermore, with respect to online consumer loans, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. In addition, some states restrict the advertising content of marketing materials with respect to consumer loans.

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

The federal Equal Credit Opportunity Act (“ECOA”) prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of the Company’s consumer loan products of any action taken on the individual’s credit application. The Company must provide a loan applicant a Notice of Adverse Action (“NOAA”) when the Company denies an application for credit. The NOAA must inform the applicant of (1) the action taken regarding the credit application; (2) a statement of the ECOA’s prohibition on discrimination; (3) the name and address of both the creditor and the federal agency that monitors compliance with the ECOA; and (4) the applicant’s right to learn the specific reasons for the denial of credit and the contact information for the parties the applicant can contact to obtain those reasons. The Company provides NOAA letters and maintains records of all such letters as required by the ECOA and its regulations.

The Company’s consumer loan products are also subject to the Fair Credit Reporting Act, which requires the Company to provide certain information to customers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by the Company to the consumer reporting agencies.

The Company’s advertising and marketing activities, in general, are subject to additional federal laws and regulations administered by the Federal Trade Commission and the CFPB which prohibit unfair or deceptive acts or practices and false or misleading advertisements.

The federal Fair and Accurate Credit Transactions Act (“FACTA”) requires the Company to adopt written guidance and procedures for detecting, mitigating, preventing and responding appropriately to identity theft and to adopt various employee policies, procedures, and provide employee training and materials that address the importance of protecting nonpublic personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate.

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

Each pawn store location that handles pawned firearms or buys and sells firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to obtain a Federal Firearm License (“FFL”) and maintain a permanent written record of all receipts and dispositions of firearms. As of December 31, 2016, the Company had 694 locations in the U.S. with an active FFL.

U.S. State and Local Regulations

The Company operates pawn stores in 26 U.S. states, all of which have licensing and/or fee regulations on pawnshop operations. In general, state statutes and regulations establish licensing requirements for pawnbrokers and regulate various aspects of pawn transactions, including the purchase and sale of merchandise, service charges, interest rates, the content and form of the pawn transaction agreement and the length of time a pawnbroker must hold a purchased item or forfeited pawn before it is made available for sale. Additionally, these statutes and regulations in various jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. The Company’s fee structures are at or below the applicable rate ceilings adopted by each of these states. The Company offers its pawn and retail customers an interest free layaway plan which complies with applicable state laws. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state. Failure to observe a state’s legal requirements for pawn brokering could result, among other things, in loss of pawn licenses, fines, refunds, and other civil or criminal proceedings.

Many of the Company’s pawn locations are also subject to local ordinances that require, among other things, local permits, licenses, record keeping requirements and procedures, reporting of daily transactions, and adherence to local law enforcement “do not buy lists” by checking law enforcement created databases. Specifically, under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with reports of all daily transactions involving pawns and over-the-counter merchandise purchases. These daily transaction reports are designed to provide local law enforcement officials with a detailed description of the merchandise involved, including serial numbers, if any, or other specific identifying information, including the name and address of the customer obtained from a valid identification card and photographs of the customers and/or merchandise in certain jurisdictions. Goods held to secure pawns or goods purchased may be subject to mandatory holding periods before they can be resold by the Company. If pawned or purchased merchandise is determined to belong to an owner other than the borrower or seller, it may be subject to confiscation by police for recovery by the rightful owners. Historically, the Company has not found the volume of the confiscations or claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners but historically has benefited from civil and criminal restitution efforts.

The Company’s consumer loan business is regulated under a variety of enabling state statutes and is also subject to various local rules, regulations and ordinances. The scope of state regulation, including the fees and terms of the Company’s consumer loan products and services, varies from state to state. These laws generally define the services that the Company can provide to consumers and require the Company to provide a contract to the customer outlining the Company’s services and the cost of those services to the customer.

The states with laws that specifically regulate the Company’s consumer loan products and services typically limit the principal amount of a consumer loan and set maximum fees or interest rates that customers may be charged. Most states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for consumer loans and, in some cases, specify mandatory cooling-off periods between transactions. The Company’s collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. Also, some states require the Company to report loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time, typically twelve months. In addition, these laws may require additional disclosures to consumers and may require the Company to be registered with the jurisdiction and/or be bonded.

As a credit services organization in certain jurisdictions, the Company assists customers in applying for a short-term extension of credit from the Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. When a consumer executes a credit services agreement with the Company, the customer agrees to pay a fee to the Company if the Independent Lenders approve the extension of credit, and the Company agrees to guarantee the customer’s obligation to repay the extension of credit received by the customer from the Independent Lenders if the customer fails to do so. The credit services organization must give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed. In addition, credit services locations generally must be registered as a credit services organization and are subject to various other jurisdictional regulations and requirements.

Local rules, regulations and ordinances vary widely from city to city. The most restrictive local rules and regulations relate to zoning and land use restrictions. Additionally, local jurisdictions’ efforts to regulate or restrict the terms of a consumer loan product will likely continue to increase. As a result of such efforts, the Company closed 18 stand-alone consumer loan stores during fiscal 2016 and 23 locations in fiscal 2015. The closings in 2015, coupled with overall deterioration in store-based consumer lending market conditions, resulted in the Company recording a $7.9 million goodwill impairment charge during the third quarter of 2015 attributed to its U.S. consumer loan operations. During fiscal 2016, the Company’s consumer loan and credit services fee revenue represented approximately 4% of the Company’s overall revenues.

It is expected that additional legislation and/or regulations relating to pawn transactions, credit services, installment loans and other consumer loan products will be proposed in several state legislatures and/or city councils where the Company has pawn and credit services operations. Though the Company cannot accurately predict the scope, extent and nature of future regulations, it is likely that such legislation may address the maximum allowable interest rates on loans, significantly restrict the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer, and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products less profitable and could restrict or even eliminate the availability of consumer loan, pawn transactions and credit services products in some or all of the states or localities in which the Company offers such products.

Many local government entities prohibit or restrict pawn and other consumer finance and check cashing activities through zoning ordinances, which can significantly limit the ability of the Company to move, expand, remodel or relocate store locations, and in some cases cause existing stores to be closed. In some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. Consequently, the Company has de-emphasized its consumer loan business over the last few years and will likely continue to do so.

The Company cannot currently assess the likelihood of any other proposed legislation, regulations or amendments, such as those described above, which could be enacted; however, if such legislation or regulations were enacted in certain jurisdictions, it could have a materially adverse impact on the revenue and profitability of the Company.

Mexico Federal Regulations

Federal law in Mexico provides for administrative regulation of the pawnshop industry by the Federal Consumer Protection Bureau (“PROFECO”), Mexico’s primary federal consumer protection agency, which requires the Company to annually register its pawn stores, approve the pawn contracts and disclose the interest rate and fees charged on pawn and consumer loan transactions. In addition, the pawnshop and consumer finance industries in Mexico are subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies.

PROFECO regulates the form and terms of pawn contracts and defines certain operating standards and procedures for pawnshops, including retail operations, consumer disclosures and establishes reporting requirements. In January 2013, federal legislation conveyed additional regulatory authority to PROFECO regarding the pawn industry and national registration process. The 2013 legislation requires all pawn businesses and its owners to register annually with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions on a monthly basis. PROFECO continues to modify, improve and implement its process and procedures regarding its annual registration requirements and the Company has complied and complies in all material respects with this process and registration requirements as administered by PROFECO. There are significant fines and sanctions, including operating suspensions for failure to register and/or comply with PROFECO’s rules and regulations. The Company believes it materially complies with the PROFECO rules and regulations, as currently administered.

Effective in November 2013, the federal government of Mexico enacted new anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources (“Anti-Money Laundering Law”), which requires monthly reporting of certain transactions (or series of transactions) exceeding certain monetary limits, imposed stricter maintenance of customer identification records and controls, and requires reporting of all foreign (non-Mexican) customer transactions. This law affects all industries in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means though bilateral cooperation between Mexico’s Ministry of Finance and Public Credit (“Hacienda”), and Mexico’s Attorney General’s Office (“PGR”). This law restricts the use of cash in certain transactions associated with high-value assets, and limits, to the extent possible, money laundering activities protected by the anonymity that cash transactions provide. The law empowers Hacienda to oversee and enforce these regulations and to follow up on the information received from other agencies in Mexico and abroad. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting by the

Company to Hacienda and the PGR on “vulnerable activities,” which encompass the sale of jewelry, precious metals and watches exceeding $36,000 Mexican pesos, individually, and retail and pawn transactions (of cash or credit) exceeding $121,000 Mexican pesos, in aggregate. There are significant fines and sanctions for failure to comply with the Anti-Money Laundering Law regulations.

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

Mexico State and Local Regulations

Certain state and local governmental entities in Mexico also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. For example, in certain states where the Company has significant operations, the states have enacted legislation or implemented regulations which require items such as special state operating permits for pawn stores, certification of pawn employees trained in valuation of merchandise, stricter customer identification controls, collateral ownership certifications and/or detailed and specified transactional reporting of customers and operations. Certain other states have proposed similar legislation but has not yet been enacted. Additionally, certain municipalities in Mexico have attempted to curtail the operation of new and existing pawn stores through additional local business licensing, permitting and reporting requirements. State and local agencies, including local and state police officials, often have unlimited and discretionary authority to suspend store operations pending an investigation of suspicious pawn transactions or resolution of actual or alleged regulatory, licensing and permitting issues.

Other Latin American Federal and Local Regulations

Similar to Mexico, certain federal, department and local governmental entities in Guatemala and El Salvador also regulate the pawn industry, other consumer finance (including consumer lending and disclosures) and retail and commercial businesses. Certain federal laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects the Company to other types of regulations including, but not limited to, regulations related to commercialization of merchandise, financial reporting, privacy and data protection, tax compliance, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, marketing, advertising and other general business activities.

As the scope of the Company’s international operations increases, the Company may face additional administrative and regulatory costs in operating and managing its business. In addition, unexpected changes, arbitrary or adverse court decisions, adverse action by the CFPB, aggressive public officials or regulators attacking the Company’s business models, administrative interpretations of federal or local requirements or legislation, or public remarks by elected officials could negatively impact the Company’s operations and profitability.

Employees

The Company had approximately 16,200 employees as of December 31, 2016, including approximately 1,000 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers’ compensation insurance in states the Company operates in. The Company is a non-subscriber under the Texas Workers’ Compensation Act, and therefore maintains employer’s indemnification insurance in Texas.

FirstCash Website

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

Risks Related to the Company’s Business and Industry

The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Latin American Markets.

The Company derives significant revenue, earnings and cash flow from operations in Latin America, where business operations are transacted in Mexican pesos and Guatemalan quetzales. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Company’s consolidated financial statements, as well as from transaction exposure associated with transactions and assets and liabilities denominated in currencies other than the respective subsidiary’s functional currency. While the Company’s consolidated financial statements are reported in U.S. dollars, the financial statements of the Company’s Latin American subsidiaries are prepared using their respective functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Latin American currencies could cause significant fluctuations in the value of the Company’s assets, liabilities, stockholders’ equity and operating results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent expenditures are incurred in currencies other than the respective subsidiary’s functional currency. The costs of doing business in foreign jurisdictions also may increase as a result of adverse currency rate fluctuations. In addition, changes in currency rates could negatively affect customer demand, especially in Latin America and in U.S. stores located along the Mexican border. The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2016 was 18.7 to 1, compared to 15.8 to 1 in fiscal 2015 and 13.3 to 1 in fiscal 2014. In fiscal 2017, through February 20, 2017, the average exchange rate was 21.0 to 1, which equates to a 12% decline as compared to the average value for fiscal 2016 of 18.7 to 1. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for fiscal 2016 was 7.6 to 1, compared to 7.7 to 1 in fiscal 2015. In fiscal 2017, through February 20, 2017, the average exchange rate was 7.5 to 1, which equates to a 1% increase as compared to the average value for fiscal 2016 of 7.6 to 1. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

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

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the United States and Latin America. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields, loan fees and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the United States or Latin America could have a negative effect on the Company’s business activities. Both consumer loans and, to a lesser extent, pawn transactions, have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and require the Company to offer an extended payment plan to its customers, and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or consumer loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn, consumer loans and credit services products to consumers. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation or local ordinances, and there can be no assurance that additional legislative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain products and services.

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

The extent of the impact of any future legislative or regulatory changes will depend on the political climate, the nature of the legislative or regulatory change, the jurisdictions to which the new or modified laws would apply, and the amount of business the Company does in that jurisdiction. Moreover, similar actions by states or foreign countries in which the Company does not currently operate could limit its opportunities to pursue its growth strategies. A more detailed discussion of the regulatory environment and current developments and risks to the Company is provided in “Business—Governmental Regulation.”

Media reports, statements made by regulators and elected officials and public perception in general of pawnshop and consumer loan operations, including payday advances or pawn transactions, as being predatory or abusive could materially adversely affect the Company’s pawn, consumer loan and credit services businesses. In recent years, consumer advocacy groups and some media reports, in both the United States and Latin America, have advocated governmental action to prohibit or place severe restrictions on consumer loans, including payday advances and pawn services.

Reports and statements made by consumer advocacy groups, members of the media, regulators and elected officials often focus on the annual or monthly cost to a consumer of consumer loans and pawn transactions, which are generally higher than the interest typically charged by banks to consumers with better credit histories. These reports and statements typically characterize pawn and/or consumer loans as predatory or abusive or focus on alleged instances of pawn operators purchasing or accepting stolen property as pawn collateral. If the negative characterization of these types of transactions becomes increasingly accepted by consumers, demand for pawn and/or consumer loan products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of transactions becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a material adverse effect on the Company’s financial condition and results of operations.

The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services in the U.S., and it could exercise its enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results.

The CFPB has been exercising its supervisory review over certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers of short-term, small dollar lenders, such as the Company, and ask questions about their business practices. The CFPB’s examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collection practices, accounts in default and consumer reporting activities as well as third-party relationships. As a result of these examinations of non-bank providers of consumer credit, the Company could be required to change its practices or procedures, whether as a result of another party being examined or as a result of an examination of the Company, or could be subject to monetary penalties, which could adversely affect the Company. Under certain circumstances, the CFPB may also be able to exercise regulatory authority over providers of pawn services.

In addition to having the authority to obtain monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, including through memorandums of understanding and consent orders, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that the Company has violated any of the applicable laws or regulations or any consent orders or memorandums of understanding instituted by the CFPB or state regulators against the Company, they could exercise their enforcement powers in ways that could have a material adverse effect on our business and financial results.

See “Business—Government Regulation” for a further discussion of the regulatory authority of the CFPB.

PROFECO has regulatory, supervisory and enforcement powers over pawn operators in Mexico, and it could exercise its enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results.

Federal law in Mexico provides for administrative regulation of the pawnshop industry by PROFECO, Mexico’s primary federal consumer protection agency. PROFECO requires all pawn operators like the Company to register its pawn stores, pawn contracts and to disclose the interest rate and fees charged on pawn and consumer loan transactions. PROFECO also regulates the form and terms of pawn contracts and defines certain operating standards and procedures for pawnshops and establishes reporting requirements.

In January 2013, federal legislation conveyed additional regulatory authority to PROFECO regarding the pawn industry and national registration process. The 2013 legislation requires all pawn businesses and their owners to annually register with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions and monthly reporting to state law enforcement officials of certain transactions (or series of transactions) of suspicious transactions. There are significant fines and sanctions, including operating suspensions, for failure to register and/or comply with PROFECO’s rules and regulations. PROFECO continues to implement its process regarding its registration requirements, and the Company has complied in all material respects with this ongoing process and registration requirements as administered by PROFECO.

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

In July 2015, the U.S. Department of Defense published a finalized set of new rules under the Military Lending Act (“MLA”). The MLA (and rules previously adopted thereunder) have previously prevented the Company from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rules, which went into effect October 3, 2016, expand the scope of the credit products covered by the MLA to include certain non-purchase money loans secured by personal property, such as pawn loans, or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36%. Under the new rules, the Company is unable to offer any of its current credit products, including pawn loans, to members of the U.S. military or their dependents. While the Company does not believe that active members of the U.S. military or their dependents comprise a significant percentage of the historical customer base in most locations, compliance with the MLA, and the new rules in particular, is complex and increases compliance risks and related costs. The Company continues to assess the impact of these new rules on its business operations and compliance requirements.

On June 1, 2016, the CFPB issued its notice of proposed rulemaking related to short-term consumer loans. The proposed rules are expected to become effective 15 months after the rules are finalized. The proposed rules seek to establish an ability to repay assessment on all covered loans, verification by the consumer of certain debts and verification through outside sources by lenders of certain debts, mandatory cooling off periods, alternative loan offerings that would allow lenders to forego the proposed requirement to conduct an ability to repay assessment, and restrictions on collection practices. As written, the proposed rules define the Company’s consumer loan products, both short-term loans and installment loans, as loans covered under the rules, but excludes pawn loans. The Company continues to review the proposed rules to determine the potential impact on its consumer loan portfolio if the proposed rules become final in their current form. On a consolidated basis, the Company expects consumer loan revenue for the year ending December 31, 2017 to account for approximately 5% of the Company’s consolidated total revenue.

Declines in commodity market prices of gold and other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by gold market fluctuations. As of December 31, 2016, approximately 57% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 49% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. In addition to normal market risks associated with accepting gold as loan collateral and buying and selling gold, current global economic conditions have increased the volatility of commodity markets such as those for gold and other precious metals. A significant and sustained decline in gold and/or other precious metal prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.

As of December 31, 2016, the Company had 955 store locations in Latin America, including 909 in Mexico, 33 in Guatemala and 13 in El Salvador. All of these are countries in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, foreign investment policies, public safety and security, anti-money laundering regulations and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, Guatemala or El Salvador that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

Changes impacting U.S. international trade and corporate tax provisions may have an adverse effect on the Company’s financial condition and results of operations.

Because international operations increase the complexity of an organization, the Company may face additional administrative costs in managing its business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. As the Company derives significant revenue, earnings and cash flow from operations in Latin America, primarily in Mexico, there are some inherent risks regarding the overall stability of the trading relationship between Mexico and the U.S. and the burdens imposed thereon by any changes to (or the adoption of new) regulations, tariffs or other federal or state legislation. Specifically, the Company has significant exposure to fluctuations and devaluations of the Mexican peso and the health of the Mexican economy, which, in each case, may be negatively impacted by changes in U.S. trade treaties (such as the North American Free Trade Agreement (“NAFTA”)) and corporate tax policy, including the imposition of a tax on imports from countries with which the U.S. runs a trade deficit, which includes countries such as Mexico. In particular, the current president has indicated that NAFTA and future import taxes are under scrutiny by his administration and that NAFTA may be renegotiated and new import taxes imposed with respect to imports from Mexico and other countries in which the U.S. runs a trade deficit.  In some cases, there have been negative reactions to the proposed policies as expressed in the media and by politicians in Mexico, which could potentially impact U.S. companies operating in Mexico. While the Company engages in limited cross-border transactions other than those involving scrap jewelry sales, any such changes in regulations, trade treaties, corporate tax policy, import taxes or adverse court or administrative interpretations of the foregoing could adversely and significantly affect the Mexican economy and ultimately the Mexican peso, which could adversely and significantly affect the Company’s financial position and results of the Company’s Latin America operations.

In addition, foreign countries may impose additional burdens on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation that could increase the Company’s operating costs in these foreign jurisdictions. International operations also increase the complexity of an organization, and, as a result, the Company may face additional administrative costs in managing its business as compared to other companies in the Company’s industry with only domestic operations.

The Company’s allowance for credit losses for credit services and consumer loans may not be sufficient to cover actual credit losses, which could adversely affect its financial condition and operating results.

Many of the Company’s consumer loan and pawn stores offer a fee-based CSO Program through which the Company assists customers in applying for short-term extensions of credit from Independent Lenders. When an extension of credit is granted, the Company provides a guarantee to the Independent Lenders for the repayment of the customer’s extension of credit. The Company records the estimated fair value of the guarantee liability in accrued liabilities. The Company also has customer loans arising from its consumer loan operations. The Company is required to recognize losses resulting from the inability of credit services and consumer loan customers and/or borrowers to repay such receivables or loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its consumer loan operations. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change, especially in the event of a change in the governmental regulations that affect the Company’s ability to generate new loans or collect outstanding loans. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio, which could adversely affect its financial condition and operating results.

The failure or inability of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s credit services operations depend, in part, on the willingness and ability of the Independent Lenders to make extensions of credit to its customers. The loss of the relationship with these lenders, and an inability to replace them with new lenders, or the failure of the lenders to fund new extensions of credit and to maintain volumes, quality and consistency in its loan programs could cause the Company to lose customers and substantially decrease the revenue and earnings of the Company’s credit services business. In addition, the Company’s lending, pawn retail, scrap jewelry and cash management operations are dependent upon the Company’s ability to maintain retail banking relationships with commercial banks. Recent actions by federal regulators in the U.S. and other Latin American countries where the Company operates have caused many commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other companies in the Company’s industry. The Company also relies significantly on outside vendors to provide services such as financial transaction processing (including foreign exchange), utilities, store security, armored transport, precious metal smelting, data and voice networks, and other information technology products and services. The failure or inability of any of these third-party lenders, financial institutions or vendors to provide such services could limit the Company’s ability to grow its business and could increase the Company’s costs of doing business, which could adversely affect the Company’s operations if the Company is unable to timely replace them with comparable service providers at a comparable cost.

An inability to disburse consumer loan proceeds or collect consumer loan payments through the ACH system would materially adversely affect the Company’s consumer loan business.

The Company’s consumer loan businesses, including loans made through the CSO Program, depend all or in part on the ACH system to collect amounts due to the Company by withdrawing funds from its customers’ bank accounts when the Company has obtained written authorization to do so from its customers. The Company’s ACH transactions are processed by banks, and if these banks cease to provide ACH processing services to the Company, the Company would have to materially alter, or possibly discontinue, some or all of its consumer loan business if alternative ACH processors are not available.

It was reported that actions by the Department of Justice, the FDIC and certain state regulators appear to be discouraging banks, non-bank providers, and ACH payment processors from providing access to the ACH system (e.g. debiting/crediting consumer accounts) for certain short-term consumer loan providers that they believe are operating illegally. The heightened regulatory scrutiny by the Department of Justice, the FDIC and other state and federal regulators has the potential to cause banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether that lender is complying with applicable laws, simply to avoid the risk of heightened scrutiny or even unwarranted litigation. In addition, the National Automated Clearing House Association (“NACHA”) adopted certain operating rules that govern the use of the ACH system (“Rules”). Changes to the Rules were effective in 2015 and 2016. For example, some of the Rules add more options for which NACHA may begin an initial investigation or enforcement proceeding when an entity originates an excessive number of unauthorized entries. This could result in increased investigations of originator activity, and could ultimately result in fines passed on to those originators. Other portions of the Rules establish acceptable guidelines for certain returns of an originator. Return rates that exceed these guidelines may trigger an inquiry and review process by NACHA and the engagement of an industry review panel to evaluate the facts behind an originator's ACH activity. The evaluation could also result in a Rules violation or a Rules enforcement proceeding. Lastly, the NACHA Rules now formally define the types of entries that may be reinitiated, and those that are prohibited from reinitiation, among other notable changes.

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

The Company’s principal competitors are other pawnshops, consumer loan companies, internet-based lenders, consumer finance companies, rent-to-own stores, retail finance programs, payroll lenders, banks, credit unions and other financial institutions that serve the Company’s primary cost conscious and underbanked customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of consumer loans or pawn transactions that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, online classified advertising sites and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company’s retail operations. In Mexico, the Company competes directly with certain pawn stores owned by government affiliated or sponsored non-profit foundations. The government could take actions that would harm the Company’s ability to compete in the Mexico market.

A sustained deterioration of economic conditions or an economic crisis could reduce demand or profitability for the Company’s products and services and increase credit losses which would result in reduced earnings.

The Company’s business and financial results may be adversely impacted by sustained unfavorable economic conditions or unfavorable economic conditions associated with a global or regional economic crisis which, in either case, include adverse changes in interest or tax rates, effects of government initiatives to manage economic conditions and increased volatility of commodity markets and foreign currency exchange rates. Specifically, a sustained or rapid deterioration in the economy could cause deterioration in the performance of the Company’s loan portfolios and in consumer or market demand for pre-owned merchandise or gold such as that sold in the Company’s pawnshops. A sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn book balances, pawn redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins. An economic slowdown also could result in a decrease in loan demand and an increase in loan defaults on consumer loan and credit services products. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce consumer loan balances and related revenue and credit services fees, and could face more difficulty in collecting defaulted consumer loans, which could lead to an increase in loan losses. As consumer loans and credit services customers generally have to be employed to qualify for a loan or extension of credit, an increase in the unemployment rate would reduce the number of potential customers.

A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such decreases could adversely affect the Company’s results of operations.

Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability and pricing of competing products, changes in customers’ financial conditions as a result of changes in unemployment levels, fuel prices or other events, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or regulatory access to, its products, the Company’s revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan products and services it offers due to regulatory developments. Demand may also fluctuate by geographic region. The current geographic concentration of the Company’s stores creates exposure to local economies and regional downturns (see “—Item 1. Business—Locations and Operations” for store concentration by state). As a result, the business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and the Company is vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

Changes in the capital markets or the Company’s financial condition could reduce availability of capital on favorable terms, if at all.

The Company has, in the past, accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants. Inability to access the credit markets on acceptable terms, if at all, could have a material adverse effect on the Company’s financial condition and ability to fund future growth.

The Company's existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.

As of December 31, 2016, including the Company's 6.75% senior notes issued in March 2014 (“Notes”) and the Company’s two current credit facilities, the Company had outstanding principal of $460.0 million and availability of $144.0 million under its credit facilities. The Company's level of indebtedness could:

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

A security breach of the Company’s computer systems could interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee personal and identifying information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that result in the unauthorized release and use of its users’ personal information or the unauthorized access of confidential Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in the Company’s security measures, which could harm its business. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks.

Most of the Company’s customers provide personal information in three ways: (1) when conducting a pawn transaction or selling merchandise; (2) during a consumer loan transaction (when personal and bank account information is necessary for approving this transaction); and (3) when conducting a retail purchase whereby a customer’s payment method is via a credit card, debit card or check. The Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised.

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

In the past, a number of state and federal circuit courts, including the California and Nevada Supreme Courts, and the National Labor Relations Board concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. In April 2011, however, the U.S. Supreme Court ruled in a 5-4 decision in AT&T Mobility v. Concepcion that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers. In December 2015, the Supreme Court in a 6-3 decision in DIRECTV, Inc. v. Imburgia upheld DIRECTV’s service agreement that included a binding arbitration provision with a class action waiver, and declared that the arbitration clause at issue was governed by the FAA. The Company’s arbitration agreements differ in some respects from the agreement at issue in Concepcion and DIRECTV and some courts have continued, in the aftermath of Concepcion, to find reasons to rule that arbitration agreements are unenforceable.

In 2016, the CFPB proposed new federal regulations prohibiting mandatory arbitration provisions in contracts which bar class action lawsuits. The proposed rules would still allow arbitration provisions, though they would need to specify that the consumer is not precluded from participating in a class action lawsuit. After receiving comments on the proposed rules, the CFPB is developing a final rule expected to be published sometime in 2017. Under the Dodd-Frank Act, any CFPB rule prohibiting or limiting arbitration of disputes would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements). The rules would also require companies that choose to use arbitration clauses for individual disputes to submit to the CFPB the arbitration claims filed and awards issued so that the bureau can monitor the fairness of the process. The CFPB is also considering publishing the claims and awards on its website so that the public can monitor them.

In light of conflicting court decisions and the CFPB’s pending rules, it is possible that the Company’s arbitration agreements will be rendered unenforceable. Additionally, Congress has considered legislation that would generally limit or prohibit mandatory dispute arbitration in consumer contracts, and it has adopted such prohibitions with respect to certain mortgage loans and certain consumer loans to active-duty members of the military and their dependents.

Any judicial or administrative decision, federal legislation or CFPB rule that would impair the Company’s ability to enter into and enforce consumer arbitration agreements with class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff friendly jurisdictions. Such litigation could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is subject to goodwill impairment risk.

At December 31, 2016, the Company had $831.2 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying values of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Due primarily to the impacts of recently enacted and additional proposed local, state and federal regulatory restrictions affecting short-term and long-term profitability expectations for consumer loans, including payday and title lending products, the Company’s long-term ongoing strategy to reduce non-core consumer lending operations along with significant deterioration in payday lending market conditions, the Company recorded a $7.9 million goodwill impairment charge during fiscal 2015 related to the U.S. consumer loan operations reporting unit. As of December 31, 2015, the Company has no remaining goodwill or other intangible assets associated with its U.S. consumer loan operations reporting unit.

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

The inability to successfully identify attractive acquisition targets and integrate completed acquisitions could adversely affect results.

The Company has historically grown, in part, through strategic acquisitions, including the addition of 815 stores as a result of the Merger and the acquisition of 182 other stores during 2016. The Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third-parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition and failure to successfully identify attractive acquisition targets and complete such acquisitions could have an adverse effect on the Company’s growth. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment.

Current and future litigation or regulatory proceedings, both in the U.S. and Latin America, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company or its subsidiaries has been or may be involved in future lawsuits, regulatory or administrative proceedings, examinations, investigations, consent orders, memorandums of understanding or other actions arising in the ordinary course of business, including those related to consumer protection, federal or state wage and hour laws, product liability, unclaimed property, employment, personal injury and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits or regulatory actions related to employment, marketing, unclaimed property and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending, unclaimed property and other laws. The consequences of an adverse ruling in any current or future litigation, judicial or administrative proceeding, including consent orders or memorandums of understanding, could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states. Defense of any lawsuit or administrative proceeding, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

Adverse court and administrative interpretations of the various laws and regulations under which the Company operates could require the Company to alter the products that it offers or cease doing business in the jurisdiction where the court, state or federal agency interpretation is applicable. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state or federal laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations. Besides regulation specific to consumer lending, which is discussed previously, the Company’s pawn, credit services and consumer loan businesses are subject to other federal, state and local regulations, tax laws and import/export laws, including but not limited to the Dodd-Frank Act, Unfair Deceptive or Abusive Acts and Practices, Federal Truth in Lending Act and Regulation Z adopted thereunder, Fair Debt Collections Practices Act, Military Lending Act, Bank Secrecy Act, Money Laundering Suppression Act of 1994, USA PATRIOT Act, Gramm-Leach-Bliley Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Fair and Accurate Credit Transactions Act, Foreign Corrupt Practices Act and the Brady Handgun Violence Prevention Act. In addition, the Company’s marketing efforts and the representations the Company makes about its products and services are subject to federal and state unfair and deceptive practice statutes, including the Federal Trade Commission Act and analogous state statutes under which the Federal Trade Commission, state attorneys general or private plaintiffs may bring legal actions. If the Company is found to have engaged in an unfair and deceptive practice, it could have a material adverse effect on its business, prospects, results of operations and financial condition.
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

The Company is also subject to similar applicable laws and regulations in Mexico. For example, Mexico’s Anti-Money Laundering Law (effective in November 2013), which requires monthly reporting of certain transactions (or series of transactions) exceeding monetary limits, and require stricter maintenance of customer identification records and controls, and reporting of all foreign (non-Mexican) customer transactions. The Company is also subject to the terms and enforcement of the Federal Personal Information Protection Act (“Privacy Law”) (effective January 2012), which requires companies to protect their customers’ personal information, among other things such as mandatory disclosures.

Certain state and local governmental entities in Latin America also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. State and local agencies, including local police authorities, often have unlimited, broad and discretionary authority to suspend store operations pending investigation of suspicious pawn transactions and resolution of actual or alleged regulatory, licensing and permitting issues.

Compliance with applicable laws and regulations is costly, can affect operating results and may result in operational restrictions. The Company’s failure to comply with applicable laws and regulations could subject it to regulatory enforcement actions, result in the assessment against the Company of civil, monetary, criminal or other penalties, require the Company to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses, or cause damage to its reputation, brands and customer relationships, any of which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

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

The complexity of the political and regulatory environment in which the Company operates and the related cost of compliance are both increasing due to changing political landscape and additional legal and regulatory requirements, the Company’s ongoing expansion into new markets and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to the Company’s reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in the Company being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on its business, results of operations and financial condition.

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

The success of the Company’s expansion strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions, political or community acceptance, suitable lease terms, its ability to attract, train and retain qualified associates and management personnel, the ability to obtain required government permits and licenses and the ability to identify attractive acquisition targets and complete such acquisitions. Some of these factors are beyond the Company’s control. The failure to execute the Company’s expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

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

The Company has exposure to financial institutions used as depositories of its corporate cash balances and commodity transactions. If the Company’s counterparties and financial institutions become impaired or insolvent, this could have serious consequences to the Company’s financial condition and results of operations.

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

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights. The Company uses the trademarks “First Cash,” “First Cash Pawn” and “Cash America” along with numerous other trade names as described herein. The Company has also developed a proprietary point of sale system for use in its stores. The Company relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks and proprietary point of sale systems against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

Because the Company maintains a significant supply of cash, loan collateral and inventories in its stores, the Company may be subject to employee and third-party robberies, riots, looting, burglaries and thefts. The Company also may be subject to liability as a result of crimes at its stores.

The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories in most of its stores. As a result, the Company is subject to the risk of riots, looting, robberies, burglaries and thefts. Although the Company has implemented various programs in an effort to reduce these risks, maintains insurance coverage for riots, looting, robberies, burglaries and thefts and utilizes various security measures at its facilities, there can be no assurance that riots, looting, robberies, burglaries and thefts will not occur. The extent of the Company’s cash, loan collateral and inventory losses or shortages could increase as it expands the nature and scope of its products and services. Riots, looting, robberies, burglaries and thefts could lead to losses and shortages and could adversely affect the Company’s business, prospects, results of operations and financial condition. It is also possible that violent crimes such as riots, assaults and armed robberies may be committed at the Company’s stores. The Company could experience liability or adverse publicity arising from such crimes. For example, the Company may be liable if an employee, customer, guard or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

Risks Related to the Cash America Merger

The Company may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer, if at all, to realize than expected. The Company may also encounter significant difficulties in integrating the two businesses.

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

•	difficulties in the acculturation of employees;

•	difficulties in managing the expanded operations of a larger and more complex company with both a domestic and foreign business presence;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in retaining or attracting and retaining key personnel, including personnel that are considered key to the future success of the combined company; and

•	challenges in keeping key business relationships in place.

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

The Merger may not be accretive and may cause dilution of the Company’s adjusted earnings per share, which may negatively affect the market price of the Company’s common stock.

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

The Company has incurred substantial expenses in connection with the Merger and the integration of First Cash and Cash America, and will incur additional significant expenses in connection therewith in future periods. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including store point of sale and pawn transaction management systems, accounting and finance, payroll and incentive compensation, pawn collateral valuation and pricing, legal and regulatory compliance and employee benefits. While the integration of such items have begun, a significant amount of integration work remains and is expected to continue through 2017 and 2018. The Company has assumed that a certain level of expenses will be incurred in connection with the integration, however, there are many factors beyond the Company’s control that could affect the total amount or the timing of these expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses will result in the Company taking meaningful charges against earnings in the period following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

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

On November 20, 2013, Cash America consented to the issuance of a consent order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America’s consumer loan business, to pay a civil money penalty of $5 million. Cash America also agreed to set aside $8 million for a period of 180 days to fund any further payments to eligible Ohio customers in connection with Cash America’s voluntary program to reimburse Ohio customers that was initiated by Cash America in 2012 in connection with legal collections proceedings initiated by Cash America in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The consent order also relates to issues self-disclosed to the CFPB during its 2012 examination of Cash America, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the interest rate permitted by the MLA; for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of Cash America; for certain conduct in the examination process; and certain conduct giving rise to the Ohio Reimbursement Program. Cash America remains subject to the obligations of the consent order, including the CFPB’s order that Cash America ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures; however, certain restrictions and obligations expired on November 20, 2016. The compliance plan mandated by the consent order requires Cash America to perform ongoing consumer protection compliance risk reviews before introducing or implementing new or changed products or services. This requirement could result in additional delay or cost when introducing, integrating or implementing new or changed products or services, or a decision not to proceed with such initiatives. In addition, Cash America’s former subsidiary, Enova International, Inc. (“Enova”), also remains subject to the consent order because it was part of Cash America when the consent order was issued. Cash America cannot assure that Enova will continue to comply with the consent order now that it is a separate publicly traded company. If Enova does not comply with the consent order, Cash America could be held liable for Enova’s noncompliance. Any noncompliance with the consent order, continuing obligations or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse effect on the Company’s business.

The Company could be responsible for U.S. federal and state income tax liabilities that relate to the spin-off by Cash America of Enova, in November 2014 (the “Enova Spin-off”).

The Enova Spin-off was conditioned on the receipt of an opinion of tax counsel that the Enova Spin-off will be treated as a transaction that is tax-free for U.S. federal income tax purposes under Section 355(a) of the Internal Revenue Code. An opinion of tax counsel is not binding on the Internal Revenue Service (the “IRS”). Accordingly, the Internal Revenue Service may reach conclusions with respect to the Enova Spin-off that are different from the conclusions reached in the opinion. The opinion was based on certain factual statements and representations made by Cash America, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. In addition, Cash America received a private letter ruling from the IRS to the effect that the then retention by Cash America of up to 20% of Enova’s stock will not be in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Internal Revenue Code. The private letter ruling does not address any other tax issues related to the Enova Spin-off. Notwithstanding the private letter ruling, the IRS could determine on audit that the retention of the Enova stock was in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that Cash America or Enova have made or provided to the IRS are not correct. If the retention is in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable, and the Company would recognize a gain in an amount equal to the excess of the fair market value of shares of Enova’s common stock distributed to Cash America’s shareholders on the distribution date over Cash America’s tax basis in such shares of Enova’s common stock. In addition, Cash America agreed to certain actions in connection with the private letter ruling, such as disposing of the Enova common stock by September 15, 2017. All of the shares held by the Company as of the Merger date were sold in open market transactions at an average price of $10.40 per share, with the final sales completed on December 6, 2016.

While the Company believes that the Merger did not and will not adversely impact the tax-free status of the Enova Spin-off, it is possible that the IRS could assert that the Merger should result in the Enova Spin-off being treated as a taxable transaction for U.S. federal income tax purposes. If the IRS were to be successful in any contention that the Enova Spin-off should be treated as a taxable transaction or, if for any other reason, the Company were to take actions that would cause the Enova Spin-off to be treated as a taxable transaction, the Company could be subject to significant tax liabilities. In addition, in accordance with a tax matters agreement entered into between Cash America and Enova in connection with the Enova Spin-off, the Company could be subject to liability for any tax liabilities incurred by Enova or Enova’s shareholders if the Merger were to cause the Enova Spin-off to be deemed taxable.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, the Company owned the real estate and buildings for 55 of its pawn stores and owned eight other parcels of real estate, including the Company’s corporate headquarters building in Fort Worth, Texas. The Company’s strategy is generally to lease, rather than purchase, space for its pawnshop and consumer loan locations, unless the Company finds what it believes is a superior location at an attractive price. As of December 31, 2016, the Company leased 2,049 store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging between 2017 and 2045. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $25,000 per month as of December 31, 2016. For more information about the Company’s pawn store locations, see “—Item 1. Business—Locations and Operations.”

The following table details material corporate locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative operations	Fort Worth, Texas	34,000	December 31, 2018	$46
Former corporate offices	Arlington, Texas	18,000	May 31, 2020	25
Administrative operations	Cincinnati, Ohio	23,000	April 30, 2017	20
Administrative office	Monterrey, Mexico	15,000	December 31, 2019	16
Administrative operations	Fort Worth, Texas	24,000	July 31, 2021	10
Administrative operations	Euless, Texas	12,000	February 28, 2018	7

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

Item 3. Legal Proceedings

The description of the Senior Notes Lawsuit contained in Note 13 - Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Part IV, Item 15 of this report is incorporated to this Part I, Item 3 by reference.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company’s common stock is quoted on the New York Stock Exchange (“NYSE”) under the symbol “FCFS.” In connection with the closing of the Merger, shares of First Cash ceased trading on the NASDAQ Global Select Market at the close of trading on September 1, 2016 and began trading on the NYSE under the stock symbol “FCFS” on September 2, 2016.

The following table sets forth the quarterly high and low sales prices per share for the common stock during fiscal 2016 and 2015, as reported by the NYSE and NASDAQ Global Select Market, and cash dividends declared and paid per share during fiscal 2016 (no cash dividends were declared or paid during fiscal 2015):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$46.72	$53.67	$53.95	$53.25
Low	29.64	43.11	44.94	44.60
Cash dividends declared and paid	0.125	0.125	0.125	0.190

2015
High	$55.96	$50.90	$48.78	$44.19
Low	46.28	44.88	36.55	35.82

On February 20, 2017, there were approximately 293 stockholders of record of the Company’s common stock.

The dividend and earnings retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company’s earnings, cash flows, financial position and debt covenant restrictions. In January 2016, the Company’s Board of Directors approved the initiation of a cash dividend payment at an annual rate of $0.50 per share to be paid quarterly. In July 2016, the Company’s Board of Directors approved a plan, contingent on completion of the Merger, to increase the annual dividend to $0.76 per share, or $0.19 per share quarterly, beginning in the fourth quarter of 2016. In January 2017, the Company’s Board of Directors declared a $0.19 per share first quarter cash dividend on common shares outstanding, which will be paid on February 28, 2017 to stockholders of record as of February 14, 2017. The Company did not declare or pay any cash dividends during fiscal 2015.

Issuer Purchases of Equity Securities

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During fiscal 2016, the Company temporarily suspended repurchases in connection with the Merger and 1,148,000 shares remained available for repurchase under the repurchase program at December 31, 2016. The Company intends to continue repurchases under its repurchase program in 2017 through open market transactions under a 10b-5 plan subject to a variety of factors including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities. Subsequent to December 31, 2016 and through the date of this report, the Company repurchased approximately 228,000 shares of common stock at an aggregate cost of $10,005 and an average cost per share of $43.94.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2011 through December 31, 2016, with the cumulative total return on the NASDAQ Composite Index and a peer group index (whose returns are weighted according to their respective market capitalizations) over the same period (assuming the investment of $100 in the Company’s common stock, the NASDAQ Composite Index, and the peer group on December 31, 2011 and assuming the reinvestment of all dividends on the date paid). The 2016 peer group selected by the Company includes EZCORP, Inc., World Acceptance Corporation, Rent-A-Center, Inc. and Aaron Rents, Inc. The Company excluded Cash America from its 2016 peer group as they were no longer a publicly traded company as of December 31, 2016 as a result of the Merger.

Item 6. Selected Financial Data

The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The income statement data for the year ended December 31, 2016 includes the results of operations for Cash America for the period September 2, 2016 to December 31, 2016 and the balance sheet data at December 31, 2016 includes the preliminary valuation of the assets acquired and liabilities assumed. The information below is derived from and qualified by reference to the Company’s audited financial statements for each of the five years ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts and certain operating data)
Income Statement Data (1):
Revenue:
Retail merchandise sales	$669,131	$449,296	$428,182	$367,187	$287,456
Pawn loan fees	312,757	195,448	199,357	181,555	152,237
Consumer loan and credit services fees	43,851	27,803	36,749	43,781	48,692
Wholesale scrap jewelry sales	62,638	32,055	48,589	68,325	103,706
Total revenue	1,088,377	704,602	712,877	660,848	592,091

Cost of revenue:
Cost of retail merchandise sold	418,556	278,631	261,673	221,361	167,144
Consumer loan and credit services loss provision	11,993	7,159	9,287	11,368	12,556
Cost of wholesale scrap jewelry sold	53,025	27,628	41,044	58,545	76,853
Total cost of revenue	483,574	313,418	312,004	291,274	256,553

Net revenue	604,803	391,184	400,873	369,574	335,538

Expenses and other income:
Store operating expenses	328,014	207,572	198,986	181,321	148,879
Administrative expenses	96,537	51,883	53,588	47,180	48,902
Depreciation and amortization	31,865	17,939	17,476	15,361	12,939
Interest expense, net	19,569	15,321	12,845	3,170	1,272
Merger and other acquisition expenses	36,670	2,875	998	2,350	1,309
Goodwill impairment - U.S. consumer loan operations	—	7,913	—	—	—
Net gain on sale of common stock of Enova	(1,299)	—	—	—	—
Total expenses and other income	511,356	303,503	283,893	249,382	213,301

Income from continuing operations before income taxes	93,447	87,681	116,980	120,192	122,237

Provision for income taxes	33,320	26,971	31,542	35,713	41,375

Income from continuing operations	60,127	60,710	85,438	84,479	80,862

Loss from discontinued operations, net of tax	—	—	(272)	(633)	(503)
Net income	$60,127	$60,710	$85,166	$83,846	$80,359

Dividends declared per common share	$0.565	$—	$—	$—	$—

	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data (Continued) (1):
Net income per share:
Basic:
Income from continuing operations	$1.72	$2.16	$2.98	$2.91	$2.80
Net income	1.72	2.16	2.97	2.89	2.78
Diluted:
Income from continuing operations	1.72	2.14	2.94	2.86	2.72
Net income	1.72	2.14	2.93	2.84	2.70

Balance Sheet Data:
Inventories	$330,683	$93,458	$91,088	$77,793	$65,345
Pawn loans	350,506	117,601	118,536	115,234	103,181
Net working capital	748,507	279,259	258,194	236,417	209,132
Total assets (2)	2,145,203	752,895	711,880	660,999	506,544
Long-term liabilities (2)	551,589	275,338	234,880	201,889	122,978
Total liabilities (2)	695,217	321,513	277,439	250,650	154,128
Stockholders’ equity	1,449,986	431,382	434,441	410,349	352,416

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$96,854	$92,749	$97,679	$106,718	$88,792
Investing activities	(25,967)	(71,676)	(85,366)	(140,726)	(159,904)
Financing activities	(58,713)	9,127	(9,098)	54,644	49,525

Location Counts:
Pawn stores	2,012	1,005	912	821	715
Credit services/consumer loan stores	73	70	93	85	99
	2,085	1,075	1,005	906	814

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” for additional information about certain 2016, 2015 and 2014 income and expense items that affected the Company’s consolidated income from operations, income before income taxes, net income and net income per share.

(2)	Certain prior year amounts have been reclassified in order to conform to the 2016 presentation. See Note 2 of Notes to Consolidated Financial Statements for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On September 1, 2016, the Company completed its previously announced merger with Cash America, whereby Cash America merged with and into a wholly owned subsidiary of the Company. Following the Merger, the Company changed its name from First Cash Financial Services, Inc. to FirstCash, Inc. The accompanying results of operations for the year ended December 31, 2016 include the results of operations for Cash America for the period September 2, 2016 to December 31, 2016. See Note 3 of Notes to Consolidated Financial Statements for additional information about the Merger.

The Company is a leading operator of retail-based pawn stores with over 2,000 store locations in the United States and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the United States and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for approximately 96% of the Company’s consolidated revenue during fiscal 2016 and 2015.

Prior to the fourth quarter of 2016, the Company reported its results in one reportable segment, which aggregated the Company’s U.S. and Latin America operations. Primarily as a result of the Merger, the Company organized its operations during the fourth quarter of 2016 into two reportable segments: the U.S. operations segment and the Latin America operations segment. The U.S. operations segment consists of all pawn and consumer loan operations in the United States and the Latin America operations segment consists of all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador.

The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans that the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued interest. The Company records merchandise sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

The Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. In addition, 375 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for approximately 4% of consolidated revenue for fiscal 2016 and 2015.

The Company recognizes service fee income on consumer loan transactions on a constant-yield basis over the life of the loan and recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lenders. Changes in the valuation reserve on consumer loans and credit services transactions are charged or credited to the consumer loan credit loss provision. The credit loss provision associated with the Company’s CSO Program and consumer loans is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.

Stores included in the same-store calculations presented in this annual report are those stores that were opened or acquired prior to the beginning of the prior-year comparative fiscal period and remained open through the end of the measurement period. Also included are stores that were relocated during the year within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Accordingly, same-store calculations exclude the results of the merged Cash America stores except as otherwise noted herein.

Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, facilities maintenance, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collection operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses. Merger and other acquisition expenses primarily include incremental costs directly associated with the Merger and integration of Cash America, including professional fees, legal expenses, severance, retention and other employee-related costs, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

	Year Ended December 31,
	2016	2015	2014
Income statement items as a percent of total revenue:
Revenue:
Retail merchandise sales	61.5%	63.8%	60.0%
Pawn loan fees	28.7	27.7	28.0
Consumer loan and credit services fees	4.0	4.0	5.2
Wholesale scrap jewelry sales	5.8	4.5	6.8

Cost of revenue:
Cost of retail merchandise sold	38.4	39.6	36.7
Consumer loan and credit services loss provision	1.1	1.0	1.3
Cost of wholesale scrap jewelry sold	4.9	3.9	5.8

Net revenue	55.6	55.5	56.2

Expenses and other income:
Store operating expenses	30.1	29.5	27.9
Administrative expenses	8.9	7.4	7.5
Depreciation and amortization	2.9	2.5	2.4
Interest expense, net	1.8	2.2	1.8
Merger and other acquisition expenses	3.4	0.4	0.2
Goodwill impairment - U.S. consumer loan operations	—	1.1	—
Net gain on sale of common stock of Enova	(0.1)	—	—

Income from continuing operations before income taxes	8.6	12.4	16.4
Provision for income taxes	3.1	3.8	4.4
Income from continuing operations	5.5	8.6	12.0

Retail merchandise sales gross profit margin	37.4%	38.0%	38.9%
Pre-tax operating margin (1)	23.2	23.9	26.3

(1)   Pre-tax operating profit is an amount equal to net revenues less store operating expenses less store depreciation expense.

Discontinued Operations

During fiscal 2014, the Company discontinued Cash & Go, Ltd., a 50% owned joint venture which owned and operated 37 check cashing and financial services kiosks. The Company recorded an after-tax loss upon the liquidation of Cash & Go, Ltd. of $272, or $0.01 per share, in fiscal 2014, which was reported as a loss from discontinued operations. All revenue, expenses and income reported in these consolidated financial statements have been adjusted to reflect reclassification of this discontinued operation.

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

Customer loans and revenue recognition - Receivables on the balance sheet consist of pawn loans and consumer loans. Pawn loans are collateralized by pledged tangible personal property. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan term is generally 30 days plus an additional grace period of 14 to 90 days depending on geographical markets and local regulations. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If the pawn is not repaid upon expiration of the grace period, the principal amount loaned becomes the carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawns and through purchases of used goods directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the precious metals to the buyer.

The Company accrues consumer loan service fees on a constant-yield basis over the term of the consumer loan. Consumer loans have terms that range from 7 to 365 days. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lenders. The extensions of credit made by the Independent Lenders to credit services customers have terms of 7 to 365 days.

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

Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. According to the guarantee, if the borrower defaults on the extension of credit, the Company will pay the Independent Lenders the principal, accrued interest, insufficient funds and late fee, if applicable, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lenders in performing under the guarantees. The Company records the estimated fair value of the liability in accrued liabilities. The estimated fair value of the liability is periodically reviewed by management with any changes reflected in current operations.

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

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. operations and Latin America operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology. As described in “—Results of Continuing Operations—Goodwill Impairment—U.S. Consumer Loan Operations” below, the Company recorded a goodwill impairment charge of $7.9 million during 2015.

The Company’s indefinite-lived intangible assets consist of trade names, pawn licenses and franchise agreements related to a check-cashing operation. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company determined there was no impairment as of December 31, 2016 and 2015.

Foreign currency transactions - The Company has significant operations in Mexico and to a lesser extent Guatemala, where the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the year-to-date period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico and Guatemala are included in store operating expenses. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Results of Continuing Operations (in thousands except per share data)

Constant Currency Results

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP measures which exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The scrap jewelry generated in Latin America is sold and settled in U.S. dollars and is therefore not effected by foreign currency translation. A small percentage of the operating and administrative expenses in Latin America are also billed and paid in U.S. dollars which are not effected by foreign currency translation.

The average value of the Mexican peso to the U.S. dollar decreased 18%, from 15.8 to 1 during fiscal 2015 to 18.7 to 1 during fiscal 2016. The end-of-period value of the Mexican peso to the U.S. dollar decreased 20%, from 17.2 to 1 at December 31, 2015 to 20.7 to 1 at December 31, 2016. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for fiscal 2016 was 7.6 to 1, compared to 7.7 to 1 in fiscal 2015.

Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Twelve Months Ended December 31, 2016 Compared to the Twelve Months Ended December 31, 2015

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the U.S. operations segment as of December 31, 2016 as compared to December 31, 2015:

	Balance at December 31,		Increase /
	2016	2015	(Decrease)
U.S. Operations Segment:
Earning assets:
Pawn loans	$293,392	$68,153	330%
Consumer loans, net (1)	28,847	688	4,093%
Pawn inventories	282,860	56,040	405%
	$605,099	$124,881	385%

Average outstanding pawn loan amount (in ones)	$152	$169	(10)%

Composition of pawn collateral:
General merchandise	36%	45%
Jewelry	64%	55%
	100%	100%

Composition of pawn inventory:
General merchandise	47%	57%
Jewelry	53%	43%
	100%	100%

Percentage of inventory aged greater than one year	11%	8%

(1)
Does not include the off-balance sheet principal portion of active CSO extensions of credit made by independent third-party lenders. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $12,098 and $7,005 as of December 31, 2016 and 2015, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Year Ended December 31,		Increase /
	2016	2015	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$386,026	$197,011	96%
Pawn loan fees	195,883	94,761	107%
Consumer loan and credit services fees	41,922	25,696	63%
Wholesale scrap jewelry sales	47,680	19,380	146%
Total revenue	671,511	336,848	99%

Cost of revenue:
Cost of retail merchandise sold	241,086	117,059	106%
Consumer loan and credit services loss provision	11,494	6,770	70%
Cost of wholesale scrap jewelry sold	41,357	17,530	136%
Total cost of revenue	293,937	141,359	108%

Net revenue	377,574	195,489	93%

Segment expenses:
Store operating expenses	215,227	107,852	100%
Depreciation and amortization	13,618	6,146	122%
Total segment expenses	228,845	113,998	101%

Segment pre-tax operating income	$148,729	$81,491	83%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 96% to $386,026 during fiscal 2016 compared to $197,011 for fiscal 2015. The increase was primarily due to the inclusion of Cash America’s results for the period September 2, 2016 to December 31, 2016 as a result of the Merger (“Cash America Results”), which accounted for 96% of the increase in retail merchandise sales. During fiscal 2016, the gross profit margin on retail merchandise sales in the U.S. was 38% compared to a margin of 41% during fiscal 2015, reflecting an increased mix of general merchandise inventories compared to jewelry inventories in legacy First Cash stores and the impact of lower margins in the Cash America stores.

U.S. inventories increased 405% from $56,040 at December 31, 2015 to $282,860 at December 31, 2016. The increase was due to the inclusion of $232,592 of Cash America inventories partially offset by a 10% decline in legacy First Cash store inventories. Included in the Cash America inventory balance as of December 31, 2016 was $13,507 of scrap inventories in transit or held in processing locations. The shift in the composition of pawn inventory from general merchandise to jewelry was primarily due to the Cash America stores carrying greater quantities of jewelry merchandise compared to legacy First Cash stores. The increase in inventory aged greater than one year was primarily due to the inclusion of the Cash America stores, which have historically carried higher aged balances than legacy First Cash stores, partially offset by a decrease in aged inventory at legacy First Cash stores.

Pawn Lending Operations

U.S. pawn loan fees increased 107% totaling $195,883 during fiscal 2016 compared to $94,761 for fiscal 2015. Pawn loan receivables in the U.S. as of December 31, 2016 increased 330% compared to December 31, 2015. The increase in pawn loan fees and pawn loan receivables was due to the inclusion of the Cash America Results following the Merger, which accounted for 101% of the pawn fee increase and 100% of the pawn receivable increase. Legacy First Cash same-store pawn receivables increased 1% as of December 31, 2016 compared to December 31, 2015. Legacy First Cash same-store pawn loan fees declined 4% in fiscal

2016 compared to fiscal 2015, as a result of a 6% decline in the beginning of year same-store pawn loans. The shift in the composition of pawn receivables from general merchandise to jewelry was primarily due to the Cash America stores, which have historically carried a higher percentage of jewelry loans than legacy First Cash stores.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively also known as payday loans) increased 63% to $41,922 during fiscal 2016 compared to $25,696 for fiscal 2015. The increase in consumer loan and credit services fees was due to the inclusion of the Cash America Results following the Merger. Excluding the Cash America Results, consumer loan and credit services fees decreased 29% as the Company continues to deemphasize consumer loans and focuses on its core pawn store business. Consumer/payday loan-related products comprised 6% of total U.S. revenue during fiscal 2016 compared to 8% during fiscal 2015.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue during fiscal 2016 consisted primarily of gold sales, which increased 146% to $47,680 during fiscal 2016 compared to $19,380 during fiscal 2015. The increase in wholesale scrap jewelry revenue was primarily due to the inclusion of the Cash America Results following the Merger, which accounted for 92% of the increase in wholesale scrap jewelry revenue. The scrap gross profit margin in the U.S. was 13% compared to the prior-year margin of 10%, due primarily to an 8% increase in the average spot price of gold in 2016. Scrap jewelry profits accounted for 2% of U.S. net revenue (gross profit) for fiscal 2016 compared to 1% in fiscal 2015.

Store Operating Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 100% to $215,227 during fiscal 2016 compared to $107,852 during fiscal 2015, primarily as a result of the Merger. Same-store operating expenses in the First Cash legacy stores were consistent with the prior-year period.

The U.S. segment pre-tax operating income for fiscal 2016 was $148,729, which generated a pre-tax segment operating margin of 22% compared to $81,491 and 24% in the prior year, respectively.

Latin America Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the Latin America operations segment as of December 31, 2016 as compared to December 31, 2015:

				Constant Currency Basis
				Balance at
				December 31,	Increase /
	Balance at December 31,		Increase /	2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment:
Earning assets:
Pawn loans	$57,114	$49,448	16%	$67,745	37%
Consumer loans, net	357	430	(17)%	429	—%
Pawn inventories	47,823	37,418	28%	56,908	52%
	$105,294	$87,296	21%	$125,082	43%

Average outstanding pawn loan amount (in ones)	$58	$63	(8)%	$69	10%

Composition of pawn collateral:
General merchandise	80%	87%
Jewelry	20%	13%
	100%	100%

Composition of pawn inventory:
General merchandise	76%	85%
Jewelry	24%	15%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

The following table presents segment pre-tax operating income of the Latin America operations segment for the fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Year Ended
				December 31,	Increase /
	Year Ended December 31,		Increase /	2016	(Decrease)
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$283,105	$252,285	12%	$331,325	31%
Pawn loan fees	116,874	100,687	16%	136,259	35%
Consumer loan and credit services fees	1,929	2,107	(8)%	2,271	8%
Wholesale scrap jewelry sales	14,958	12,675	18%	14,958	18%
Total revenue	416,866	367,754	13%	484,813	32%

Cost of revenue:
Cost of retail merchandise sold	177,470	161,572	10%	207,615	28%
Consumer loan and credit services loss provision	499	389	28%	587	51%
Cost of wholesale scrap jewelry sold	11,668	10,098	16%	13,505	34%
Total cost of revenue	189,637	172,059	10%	221,707	29%

Net revenue	227,229	195,695	16%	263,106	34%

Segment expenses:
Store operating expenses	112,787	99,720	13%	130,029	30%
Depreciation and amortization	10,429	8,803	18%	12,064	37%
Total segment expenses	123,216	108,523	14%	142,093	31%

Segment pre-tax operating income	$104,013	$87,172	19%	$121,013	39%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 12% (31% on a constant currency basis) to $283,105 during fiscal 2016 compared to $252,285 for fiscal 2015. The increase was primarily due to the retail revenue contribution from the 211 Latin America stores acquired in late 2015 and early 2016 (“Maxi Prenda Acquisition”), which accounted for 53% of the constant currency increase, and a 10% increase in same-store constant currency retail sales. During fiscal 2016, the gross profit margin on retail merchandise sales was 37% compared to a margin of 36% on retail merchandise sales during fiscal 2015.

Inventories in Latin America increased 28% (52% on a constant currency basis) from $37,418 at December 31, 2015 to $47,823 at December 31, 2016. The increase was consistent with the growth in store counts from acquisitions and store openings in Latin America and the maturation of existing stores. The shift in the composition of pawn inventory from general merchandise to jewelry was primarily due to the Maxi Prenda stores carrying lower quantities of general merchandise inventories compared to legacy First Cash stores.

Pawn Lending Operations

Pawn loan fees in Latin America increased 16% (35% on a constant currency basis) totaling $116,874 during fiscal 2016 compared to $100,687 for fiscal 2015. Latin America pawn loan receivables as of December 31, 2016 increased 16% (37% on a constant currency basis) compared to December 31, 2015. The increase in pawn loan fees and pawn receivables was primarily due to the contribution from the Maxi Prenda Acquisition, which accounted for 71% of the constant currency increase in pawn loan fees and 63% of the constant currency increase in pawn receivables. While Latin America same-store pawn receivables decreased 8% on a U.S. dollar basis compared to the prior year period, constant currency same-store pawn receivables increased 11%, primarily accounting for the remainder of the constant currency increase in Latin America pawn loan fees and pawn receivables. The shift in the composition of pawn receivables from general merchandise to jewelry was primarily due to the Maxi Prenda stores carrying a higher percentage of jewelry loans compared to legacy First Cash stores.

Store Operating Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 13% (30% on a constant currency basis) to $112,787 during fiscal 2016 compared to $99,720 during fiscal 2015, primarily as a result of the Maxi Prenda Acquisition, partially offset by an 18% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses decreased 9% (increased 6% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for fiscal 2016 was $104,013, which generated a pre-tax segment operating margin of 25% compared to $87,172 and 24% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015:

	Year Ended December 31,		Increase /
	2016	2015	(Decrease)
U.S. operations segment pre-tax operating income	$148,729	$81,491	83%
Latin America operations segment pre-tax operating income	104,013	87,172	19%
Consolidated segment pre-tax operating income	252,742	168,663	50%

Corporate expenses and other income:
Administrative expenses	96,537	51,883	86%
Depreciation and amortization	7,818	2,990	161%
Interest expense	20,320	16,887	20%
Interest income	(751)	(1,566)	(52)%
Merger and other acquisition expenses	36,670	2,875	1,175%
Goodwill impairment - U.S. consumer loan operations	—	7,913	(100)%
Net gain on sale of common stock of Enova	(1,299)	—	—%
Total corporate expenses and other income	159,295	80,982	97%

Income before income taxes	93,447	87,681	7%

Provision for income taxes	33,320	26,971	24%

Net income	$60,127	$60,710	(1)%

Comprehensive income	$18,731	$22,578	(17)%

Administrative Expenses, Depreciation and Amortization, Interest, Merger and Other Acquisition Expenses, Taxes and Income

Administrative expenses increased to $96,537 during fiscal 2016 compared to $51,883 during fiscal 2015 primarily as a result of the Merger and a 49% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by an 18% decline in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses increased from 7% during fiscal 2015 to 9% during fiscal 2016 primarily due to the Merger and the Maxi Prenda Acquisition.

Depreciation and amortization increased to $7,818 during fiscal 2016 compared to $2,990 during fiscal 2015 primarily due to the assumption of $118,381 in property and equipment and $23,400 in intangible assets subject to amortization as a result of the Merger.

Interest expense increased to $20,320 during fiscal 2016 compared to $16,887 for fiscal 2015 primarily related to increased borrowings on the Company’s revolving unsecured credit facilities primarily used to pay off assumed debt in conjunction with the Merger. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses increased to $36,670 during fiscal 2016 compared to $2,875 during fiscal 2015, reflecting transaction and integration costs primarily related to the Merger.

In conjunction with the Merger, the Company assumed Cash America’s investment in the common stock of Enova International, Inc., a publicly traded company focused on providing online consumer lending products. Subsequent to the Merger, all of the Enova shares were sold in open market transactions which resulted in a net gain on sale of $1,299.

For fiscal 2016 and 2015, the Company’s effective federal income tax rates were 35.7% and 30.8%, respectively. The increase in the effective tax rate was primarily due to certain significant merger related expenses being non-deductible for income tax purposes and, to a lesser extent, the increase in taxable U.S. sourced income due to the Merger, which is subject to a higher tax rate than taxable income sourced in Latin America.

Net income decreased 1% to $60,127 during fiscal 2016 compared to $60,710 during fiscal 2015, primarily due to Merger and other acquisition expenses, partially offset by the inclusion of the Cash America Results following the Merger and continued growth in core pawn operations. Comprehensive income decreased 17% to $18,731 during fiscal 2016 compared to $22,578 during fiscal 2015, due to the translation of the Company’s net assets denominated in local foreign currencies into U.S. dollars as of December 31, 2016.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, diluted net income per share, adjusted net income and adjusted diluted net income per share for the fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015:

	Year Ended December 31,
	2016		2015
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$1,088,377	$1,088,377	$704,602	$704,602
Net revenue	$604,803	$604,803	$391,184	$391,184
Net income	$60,127	$85,332	$60,710	$68,483
Diluted EPS	$1.72	$2.44	$2.14	$2.42
Weighted avg diluted shares	35,004	35,004	28,326	28,326

While as-reported GAAP net income and earnings per share for fiscal 2016 declined 1% and 20%, respectively, compared to the prior year primarily due to Merger and other acquisition expenses, adjusted net income and earnings per share increased 25% and 1%, respectively, compared to the prior year. The smaller increase in adjusted earnings per share for fiscal 2016 compared to fiscal 2015 was a result of an increase in the weighted average diluted shares outstanding from the Merger.

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as Merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

Operating Results for the Twelve Months Ended December 31, 2015 Compared to the Twelve Months Ended December 31, 2014

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the U.S. operations segment as of December 31, 2015 as compared to December 31, 2014:

	Balance at December 31,		Increase /
	2015	2014	(Decrease)
U.S. Operations Segment:
Earning assets:
Pawn loans	$68,153	$68,100	—%
Consumer loans, net (1)	688	790	(13)%
Pawn inventories	56,040	49,969	12%
	$124,881	$118,859	5%

Average outstanding pawn loan amount (in ones)	$169	$171	(1)%

Composition of pawn collateral:
General merchandise	45%	44%
Jewelry	55%	56%
	100%	100%

Composition of pawn inventory:
General merchandise	57%	56%
Jewelry	43%	44%
	100%	100%

Percentage of inventory aged greater than one year	8%	8%

(1)
Does not include the off-balance sheet principal portion of active CSO extensions of credit made by independent third-party lenders. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $7,005 and $10,421 as of December 31, 2015 and 2014, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Year Ended December 31,		Increase /
	2015	2014	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$197,011	$172,354	14%
Pawn loan fees	94,761	89,952	5%
Consumer loan and credit services fees	25,696	34,051	(25)%
Wholesale scrap jewelry sales	19,380	28,243	(31)%
Total revenue	336,848	324,600	4%

Cost of revenue:
Cost of retail merchandise sold	117,059	98,916	18%
Consumer loan and credit services loss provision	6,770	8,723	(22)%
Cost of wholesale scrap jewelry sold	17,530	24,179	(27)%
Total cost of revenue	141,359	131,818	7%

Net revenue	195,489	192,782	1%

Segment expenses:
Store operating expenses	107,852	97,865	10%
Depreciation and amortization	6,146	5,402	14%
Total segment expenses	113,998	103,267	10%

Segment pre-tax operating income	$81,491	$89,515	(9)%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 14% to $197,011 during fiscal 2015 compared to $172,354 for fiscal 2014. The increase reflected store additions and an increase in retail inventories available for sale. During fiscal 2015, the gross profit margin on retail merchandise sales in the U.S. was 41% compared to a margin of 43% during fiscal 2014.

U.S. inventories increased 12% from $49,969 at December 31, 2014 to $56,040 at December 31, 2015, largely as a result of store additions and the maturation of existing stores.

Pawn Lending Operations

U.S. pawn loan fees increased 5% totaling $94,761 during fiscal 2015 compared to $89,952 for fiscal 2014 due primarily to store additions and was consistent with average pawn loan receivable balances throughout fiscal 2015. Total pawn loan receivables in the U.S. as of December 31, 2015 were consistent with balances as of December 31, 2014. U.S. same-store pawn receivables decreased 6% as of December 31, 2015 compared to December 31, 2014.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively also known as payday loans) decreased 25% to $25,696 during fiscal 2015 compared to $34,051 for fiscal 2014. The Company attributes the decrease in part to increased on-line competition, additional regulatory restrictions in many markets where the Company’s payday lending operations are focused as well as the Company’s ongoing strategic downsizing of these operations with the closure of 23 stand-alone consumer finance stores in Texas during fiscal 2015. Consumer/payday loan-related products comprised 8% of total U.S. revenue during fiscal 2015 compared to 10% during fiscal 2014.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue during fiscal 2015 consisted primarily of gold sales, which decreased 31% to $19,380 compared to $28,243 during fiscal 2014. The scrap gross profit margin in the U.S. was 10% compared to the prior-year margin of 14%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for fiscal 2015 compared to 2% in fiscal 2014.

Store Operating Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased by 10% to $107,852 during fiscal 2015 compared to $97,865 during fiscal 2014, primarily as a result of store additions. Same-store operating expenses decreased 3% compared to the prior-year period.

The U.S. segment pre-tax operating income for fiscal 2015 was $81,491, which generated a pre-tax segment operating margin of 24% compared to $89,515 and 28% in the prior year, respectively. The decline in the pre-tax segment operating margin is primarily due to declines in the contribution from non-core consumer loan and scrap jewelry operations.

Latin America Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the Latin America operations segment as of December 31, 2015 as compared to December 31, 2014:

				Constant Currency Basis
				Balance at
				December 31,	Increase /
	Balance at December 31,		Increase /	2015	(Decrease)
	2015	2014	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment:
Earning assets:
Pawn loans	$49,448	$50,436	(2)%	$57,354	14%
Consumer loans, net	430	451	(5)%	503	12%
Pawn inventories	37,418	41,119	(9)%	43,588	6%
	$87,296	$92,006	(5)%	$101,445	10%

Average outstanding pawn loan amount (in ones)	$63	$67	(6)%	$73	9%

Composition of pawn collateral:
General merchandise	87%	88%
Jewelry	13%	12%
	100%	100%

Composition of pawn inventory:
General merchandise	85%	87%
Jewelry	15%	13%
	100%	100%

Percentage of inventory aged greater than one year	2%	2%

The following table presents segment pre-tax operating income of the Latin America operations segment for the fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Year Ended
				December 31,	Increase /
	Year Ended December 31,		Increase /	2015	(Decrease)
	2015	2014	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$252,285	$255,828	(1)%	$300,674	18%
Pawn loan fees	100,687	109,405	(8)%	119,999	10%
Consumer loan and credit services fees	2,107	2,698	(22)%	2,511	(7)%
Wholesale scrap jewelry sales	12,675	20,346	(38)%	12,675	(38)%
Total revenue	367,754	388,277	(5)%	435,859	12%

Cost of revenue:
Cost of retail merchandise sold	161,572	162,757	(1)%	192,562	18%
Consumer loan and credit services loss provision	389	564	(31)%	464	(18)%
Cost of wholesale scrap jewelry sold	10,098	16,865	(40)%	12,035	(29)%
Total cost of revenue	172,059	180,186	(5)%	205,061	14%

Net revenue	195,695	208,091	(6)%	230,798	11%

Segment expenses:
Store operating expenses	99,720	101,121	(1)%	116,743	15%
Depreciation and amortization	8,803	9,174	(4)%	10,306	12%
Total segment expenses	108,523	110,295	(2)%	127,049	15%

Segment pre-tax operating income	$87,172	$97,796	(11)%	$103,749	6%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 1% (increased 18% on a constant currency basis) to $252,285 during fiscal 2015 compared to $255,828 for fiscal 2014. The decrease was primarily due to a decline in foreign currency exchange rates partially offset by store additions, maturation of existing stores and an increase in retail inventories available for sale. During fiscal 2015 and 2014, the gross profit margin on retail merchandise sales was 36%.

Inventories in Latin America decreased 9% (increased 6% on a constant currency basis) from $41,119 at December 31, 2014 to $37,418 at December 31, 2015. The constant currency increase was consistent with the growth in store counts from acquisitions and store openings in Latin America and maturation of existing stores.

Pawn Lending Operations

Pawn loan fees in Latin America decreased 8% (increased 10% on a constant currency basis) totaling $100,687 during fiscal 2015 compared to $109,405 for fiscal 2014. Latin America pawn loan receivables as of December 31, 2015 decreased 2% (increased 14% on a constant currency basis) compared to December 31, 2014. The increase in constant currency pawn loan fees and pawn receivables was primarily due to store additions. While Latin America same-store pawn receivables decreased 10% on a U.S. dollar basis compared to the prior year period, constant currency same-store pawn receivables increased 5%.

Store Operating Expenses and Segment Pre-Tax Operating Income

Store operating expenses decreased by 1% (increased 15% on a constant currency basis) to $99,720 during fiscal 2015 compared to $101,121 during fiscal 2014. The constant currency increase was primarily a result of store additions. Same-store operating expenses decreased by 12% (increased 3% on a constant currency basis), compared to the prior-year period.

The segment pre-tax operating income for fiscal 2015 was $87,172, which generated a pre-tax segment operating margin of 24% compared to $97,796 and 25% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014:

	Year Ended December 31,		Increase /
	2015	2014	(Decrease)

U.S. operations segment pre-tax operating income	$81,491	$89,515	(9)%
Latin America operations segment pre-tax operating income	87,172	97,796	(11)%
Consolidated segment pre-tax operating income	168,663	187,311	(10)%

Corporate expenses and other income:
Administrative expenses	51,883	53,588	(3)%
Depreciation and amortization	2,990	2,900	3%
Interest expense	16,887	13,527	25%
Interest income	(1,566)	(682)	130%
Merger and other acquisition expenses	2,875	998	188%
Goodwill impairment - U.S. consumer loan operations	7,913	—	—%
Total corporate expenses and other income	80,982	70,331	15%

Income from continuing operations before income taxes	87,681	116,980	(25)%

Provision for income taxes	26,971	31,542	(14)%

Income from continuing operations	$60,710	$85,438	(29)%

Loss from discontinued operations, net of tax	$—	$(272)	(100)%

Net income	$60,710	$85,166	(29)%

Comprehensive income	$22,578	$56,649	(60)%

Goodwill Impairment - U.S. Consumer Loan Operations

During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the U.S. consumer loan operations reporting unit, which is no longer a reporting unit of the Company. These indicators included, among others, the impacts of recently enacted and additional proposed local, state and federal regulatory restrictions affecting short-term and long-term profitability expectations for payday and title lending products, the Company’s long-term ongoing strategy to reduce non-core consumer lending operations, along with continued store closures and the significant deterioration in payday lending market conditions. As a result of the Company’s interim goodwill impairment analysis, a $7,913 goodwill impairment charge was recorded in the third quarter of 2015 leaving no remaining goodwill or other intangible assets associated with its U.S. consumer loan operations reporting unit.

Administrative Expenses, Interest, Merger and Other Acquisition Expenses, Taxes and Income

Administrative expenses decreased to $51,883 during fiscal 2015 compared to $53,588 during fiscal 2014, primarily as a result of a 19% decline in the average value of the Mexican peso which reduced administrative expenses in Mexico, and reduced incentive compensation expense related to current year operating results, partially offset by a 9% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. As a percentage of revenue, administrative expenses were 7% during fiscal 2015 compared to 8% during fiscal 2014.

Interest expense increased to $16,887 during fiscal 2015 compared to $13,527 for fiscal 2014, primarily due to the issuance of the Company's 6.75% senior notes in March 2014 and, to a lesser extent, an increase in the amount outstanding on the Company’s revolving line of credit. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses increased to $2,875 during fiscal 2015 compared to $998 during fiscal 2014 due to increased acquisition activity.

For fiscal 2015 and 2014, the Company’s effective federal income tax rates were 30.8% and 27.0%, respectively. The Company recognized a non-recurring foreign income tax benefit of $5,841 during fiscal 2014. Excluding the non-recurring net benefit, the consolidated tax rate for fiscal 2014 was 32.0%.

Net income decreased 29% to $60,710 during fiscal 2015 compared to $85,166 during fiscal 2014. The decrease was primarily due to the non-cash goodwill impairment and other non-recurring charges related to the Company’s U.S. consumer loan operations, the weaker value of the Mexican peso versus the U.S. dollar, the continued declines in non-core jewelry scrapping and non-core payday lending operations and an increase in interest expense primarily due to the issuance of the Company’s 6.75% senior notes in March 2014. These decreases were partially offset by the continued growth in core pawn operations, a non-recurring tax benefit and a reduction in incentive compensation expense. Comprehensive income decreased 60% to $22,578 during fiscal 2015 compared to $56,649 during fiscal 2014, as a result of the translation of the Company’s net assets denominated in local currencies into U.S. dollars as of December 31, 2015.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, diluted net income per share, adjusted net income and adjusted diluted net income per share for the fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014:

	Year Ended December 31,
	2015		2014
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$704,602	$704,602	$712,877	$712,877
Net revenue	$391,184	$391,184	$400,873	$400,873
Net income	$60,710	$68,483	$85,166	$80,004
Diluted EPS	$2.14	$2.42	$2.93	$2.75

While as-reported GAAP net income and earnings per share for fiscal 2015 declined 29% and 27%, respectively, compared to the prior year primarily due to a decline in the average value of the Mexican peso, the goodwill impairment recorded in fiscal 2015 and the non-recurring income tax benefit recorded in fiscal 2014, adjusted net income decreased 14% compared to the prior year and adjusted earnings per share decreased 12% over the prior year. The year-over-year decrease in adjusted earnings per share for fiscal 2015 was primarily due to a decline in the average value of the Mexican peso.

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

Liquidity and Capital Resources (in thousands)

As of December 31, 2016, the Company’s primary sources of liquidity were $89,955 in cash and cash equivalents, $144,044 of available and unused funds under the Company's long-term lines of credit with its commercial lenders, $420,723 in customer loans and pawn loan fees and service charges receivable and $330,683 in inventories. As of December 31, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $45,809, which is primarily held in Mexican pesos. The Company had working capital of $748,507 as of December 31, 2016 and total equity exceeded liabilities by a ratio of 2.1 to 1.

On March 24, 2014, the Company issued $200,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”) all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2016 Credit Facility (as defined below). The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of net income, adjusted for certain items as described in the indenture. As of December 31, 2016 and 2015, deferred debt issuance costs of $3,455 and $4,126, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying consolidated balance sheets.

During the period from January 1, 2016 through September 1, 2016, the Company maintained a revolving line of credit agreement with a group of U.S. based commercial lenders (the “2015 Credit Facility”) in the amount of $210,000, which was scheduled to mature in October 2020. The 2015 Credit Facility charged interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%.
On September 1, 2016 and in connection with the closing of the Merger, the Company amended and extended the 2015 Credit Facility (as amended, the “2016 Credit Facility”). The total lender commitment under the 2016 Credit Facility increased from $210,000 to $400,000 and the number of participating lenders increased from five to eight. Additionally, the term of the 2016 Credit Facility was extended to September 2021, five years from the closing date of the Merger, and is unsecured as the amendment removed the pledge of 65% of the voting equity interests of the Company’s first-tier foreign subsidiaries included in the 2015 Credit Facility. Also in connection with the Merger, all of Cash America’s previously outstanding 5.75% senior notes due 2018 were redeemed and Cash America’s previously outstanding credit agreement and related credit facilities were repaid in full and terminated.

At December 31, 2016, the Company had $260,000 in outstanding borrowings and $5,956 in outstanding letters of credit under the 2016 Credit Facility, leaving $134,044 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at December 31, 2016 was 3.25% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock, within certain parameters provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of December 31, 2016, and believes it has the capacity to borrow a substantial portion of the amount available under the 2016 Credit Facility under the most restrictive covenant.

At December 31, 2016, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of December 31, 2016, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At December 31, 2016, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

In general, revenue growth is dependent upon the Company’s ability to fund the addition of store locations (both de novo openings and acquisitions) and growth in customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, operating expenses, administrative expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, including expenses related to the Merger and future acquisitions, affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its credit facilities, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Item 1—Business—Governmental Regulation.”

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity:

	Year Ended December 31,
	2016	2015	2014
Cash flow provided by operating activities	$96,854	$92,749	$97,679
Cash flow used in investing activities	(25,967)	(71,676)	(85,366)
Cash flow provided by (used in) financing activities	(58,713)	9,127	(9,098)

	Balance at December 31,
	2016	2015	2014
Net working capital	$748,507	$279,259	$258,194
Current ratio	6.21:1	7.05:1	7.07:1
Liabilities to equity (1)	48%	75%	64%

(1)
Certain prior year amounts impacting these indicators of liquidity have been reclassified in order to conform to the 2016 presentation. See Note 2 of Notes to Consolidated Financial Statements for further information.

Net cash provided by operating activities increased $4,105, or 4%, from $92,749 for fiscal 2015 to $96,854 for fiscal 2016, due to net changes in certain non-cash adjustments and operating assets and liabilities (as noted in the statements of cash flows).

Net cash used in investing activities decreased $45,709, or 64%, from $71,676 during fiscal 2015 to $25,967 during fiscal 2016. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, growth of pawn loans and purchases of property and equipment. The Company paid $29,866 in cash related to acquisitions during fiscal 2016 compared to $46,887 in fiscal 2015. In addition, the portion of the aggregate Merger consideration paid in cash upon closing of the Merger, net of cash acquired, was $8,250. The Company funded a net increase in loans of $16,072 during fiscal 2016 compared to $3,716 during fiscal 2015 and received proceeds of $62,084 from the sale of approximately six million shares of common stock of Enova International, Inc. during fiscal 2016.

Net cash used in financing activities increased $67,840 from net cash provided by financing activities of $9,127 during fiscal 2015 to net cash used in financing activities of $58,713 during fiscal 2016. Net borrowings on the Company’s credit facilities were $202,000 during fiscal 2016, primarily used to pay off assumed debt in conjunction with the Merger, compared to $35,600 during fiscal 2015 and the Company paid $2,373 of debt issuance costs related to the 2016 Credit Facility during fiscal 2016. In addition, the Company repaid $6,532 in peso-denominated debt assumed from the Maxi Prenda Acquisition and $232,000 in debt assumed in conjunction with the Merger during fiscal 2016. The Company repurchased $39,974 worth of shares of its common stock during fiscal 2015, and realized proceeds from the exercise of stock options and the related tax benefit of $15,021 during fiscal 2015. During fiscal 2015, the Company paid the statutory minimum withholding taxes on the net share settlement of certain stock options exercised in the amount of $1,113. The Company paid dividends of $19,808 during fiscal 2016, while no dividends were paid during fiscal 2015.

In addition to the 815 stores added as a result of the Merger, the Company opened 41 new pawn stores in Latin America and acquired 179 pawn stores in Latin America and three pawn stores in the U.S. during fiscal 2016. The combined purchase price of the 2016 acquisitions (excluding the Merger) was $31,845, net of cash acquired and certain post-closing adjustments. The purchases were composed of $29,291 in cash paid during fiscal 2016 and approximately $2,554 of deferred purchase price payable to the sellers on or before March 2017. During fiscal 2016, the Company also paid $575 of deferred purchase price amounts payable related to prior-year acquisitions. The Company funded $33,863 in capital expenditures during fiscal 2016, $13,407 of which related to the purchase of real estate primarily at existing stores with the remainder related primarily to maintenance capital expenditures and new store additions. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to this expansion have been primarily funded through cash balances, operating cash flows and the Company’s credit facilities. The Company’s cash flow and liquidity available to fund expansion in 2016 included net cash flow from operating activities of $96,854 for fiscal 2016.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2017, the Company expects to add approximately 85 stores, primarily in Latin America, including plans for its first stores in Colombia. The Company expects that total capital expenditures for 2017, including expenditures for new and remodeled stores and other corporate assets, will total approximately $32,000 to $37,000. Management believes cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for 2017.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments. The Company will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

In connection with the Merger, the Company has incurred, and expects to incur, additional costs, expenses and fees for severance and retention costs. The substantial majority of these costs will be expenses relating to the Merger, including costs relating to employee severance, integration and restructuring activities. The Company plans to fund such costs with available cash on hand and funds from the 2016 Credit Facility and believes it has adequate capacity to borrow the necessary funds under the most restrictive covenant.

In connection with the Merger, the Company assumed forward gold sales contracts entered into by Cash America. As of December 31, 2016, the Company has gold commitments of 30,700 gold ounces deliverable through December 31, 2017. The ounces required to be delivered are well within historical scrap gold delivery volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During fiscal 2016, the Company temporarily suspended repurchases in connection with the Merger and 1,148,000 shares remained available for repurchase under the repurchase program at December 31, 2016. The Company intends to continue repurchases under its repurchase program in 2017 through open market transactions under a 10b-5 plan subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities. Subsequent to December 31, 2016 and through the date of this report, the Company has repurchased approximately 228,000 shares of common stock at an aggregate cost of $10,005 and an average cost per share of $43.94.

In January 2016, the Company’s Board of Directors approved the initiation of a cash dividend payment at an annual rate of $0.50 per share to be paid quarterly. In July 2016, the Company’s Board of Directors approved a plan, contingent on completion of the Merger, to increase the annual dividend to $0.76 per share, or $0.19 per share quarterly, beginning in the fourth quarter of 2016. The fourth quarter dividend of $0.19 per share was paid on November 28, 2016. Total cash dividends paid were $19,808 in 2016.

In January 2017, the Company’s Board of Directors declared a $0.19 per share first quarter cash dividend, or $9,216 based on current share counts, on common shares outstanding, which will be paid on February 28, 2017 to stockholders of record as of February 14, 2017. On an annualized basis, this represents a dividend of $0.76 per share, or $36,866 dollars based on the beginning 2017 share count of 48,507,000 shares. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

The Company expects to incur significant expenses over the next two years in connection with its Merger and integration with Cash America. The Company has adjusted the applicable non-GAAP financial measures to exclude these items because it generally would not incur such costs and expenses as part of its continuing operations. The Merger related expenses are predominantly incremental costs directly associated with the Merger and integration of Cash America, including professional fees, legal expenses, severance and retention payments, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

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

The following table provides a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (unaudited, in thousands, except per share data):

	Year Ended December 31,
	2016		2015		2014
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$60,127	$1.72	$60,710	$2.14	$85,166	$2.93
Adjustments, net of tax:
Merger related expenses
Transaction	14,399	0.41	—	—	—	—
Severance and retention	9,594	0.27	—	—	—	—
Other	1,726	0.05	—	—	—	—
Total Merger related expenses	25,719	0.73	—	—	—	—
Other acquisition expenses	304	0.01	1,989	0.07	679	0.02
Restructuring expenses related to U.S. consumer loan operations	—	—	5,784	0.21	—	—
Foreign tax benefit	—	—	—	—	(5,841)	(0.20)
Net gain on sale of common stock of Enova	(818)	(0.02)	—	—	—	—
Adjusted net income	$85,332	$2.44	$68,483	$2.42	$80,004	$2.75

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above (unaudited, in thousands):

	Year Ended December 31,
	2016			2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger related expenses (1)	$36,220	$10,501	$25,719	$—	$—	$—	$—	$—	$—
Other acquisition expenses	450	146	304	2,875	886	1,989	998	319	679
Restructuring expenses related to U.S. consumer loan operations	—	—	—	8,878	3,094	5,784	—	—	—
Foreign tax benefit	—	—	—	—	—	—	—	5,841	(5,841)
Net gain on sale of common stock of Enova	(1,299)	(481)	(818)	—	—	—	—	—	—
Total adjustments	$35,371	$10,166	$25,205	$11,753	$3,980	$7,773	$998	$6,160	$(5,162)

(1)
Resulting tax benefit is less than the statutory rate as a portion of the transaction costs are not deductible for tax purposes. See Note 4 of Notes to Consolidated Financial Statements for further information.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

The Company defines adjusted EBITDA as net income before income taxes, depreciation and amortization, interest expense, interest income and certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes adjusted EBITDA is commonly used by investors to assess a company’s financial performance. However, adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for net income or other statement of income data prepared in accordance with GAAP. The following table provides a reconciliation of net income to adjusted EBITDA (unaudited, in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$60,127	$60,710	$85,166
Income taxes	33,320	26,971	31,542
Depreciation and amortization (1)	31,865	17,446	17,476
Interest expense	20,320	16,887	13,527
Interest income	(751)	(1,566)	(682)
EBITDA	144,881	120,448	147,029
Adjustments:
Merger related expenses	36,220	—	—
Other acquisition expenses	450	2,875	998
Restructuring expenses related to U.S. consumer loan operations	—	8,878	—
Net gain on sale of common stock of Enova International, Inc.	(1,299)	—	—
Adjusted EBITDA	$180,252	$132,201	$148,027

(1)	For fiscal 2015, excludes $493 of depreciation and amortization, which is included in the restructuring expenses related to U.S. consumer loan operations.

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which the Company defines as cash flow from operating activities reduced by purchases of property and equipment and net cash outflow from loan receivables. Free cash flow is commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for cash flow from operating activities, including discontinued operations, or other income statement data prepared in accordance with GAAP. The following table reconciles “net cash flow from operating activities” to “free cash flow” (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities	$96,854	$92,749	$97,679
Cash flow from investing activities:
Loan receivables, net of cash repayments	(16,072)	(3,716)	(2,470)
Purchases of property and equipment	(33,863)	(21,073)	(23,954)
Free cash flow	$46,919	$67,960	$71,255

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which is considered a non-GAAP measurement of financial performance. The Company’s management uses constant currency results to evaluate operating results of business operations in Latin America, which are primarily transacted in local currencies.

The Company believes that constant currency results provides investors with valuable supplemental information regarding the underlying performance of its business operations in Latin America, consistent with how the Company’s management evaluates such performance and operating results. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. See the Latin America operations segment tables in “—Results of Continuing Operations” above for an additional reconciliation of certain constant currency amounts to as reported GAAP amounts.

The following tables provide exchange rates for the Mexican peso and Guatemalan quetzal for the current and prior year periods:

	2016		2015		2014
Mexican peso / U.S. dollar exchange rate:	Rate	% Change Over Prior Year Period	Rate	% Change Over Prior Year Period	Rate
Quarter Ended March 31:
End-of-period	17.4	(14)%	15.2	(16)%	13.1
Three months ended	18.0	(21)%	14.9	(13)%	13.2
Quarter Ended June 30:
End-of-period	18.5	(19)%	15.6	(20)%	13.0
Three months ended	18.1	(18)%	15.3	(18)%	13.0
Quarter Ended September 30:
End-of-period	19.5	(15)%	17.0	(26)%	13.5
Three months ended	18.7	(14)%	16.4	(25)%	13.1
Quarter Ended December 31:
End-of-period	20.7	(20)%	17.2	(17)%	14.7
Three months ended	19.8	(19)%	16.7	(21)%	13.8
Fiscal Year:
End-of-period	20.7	(20)%	17.2	(17)%	14.7
Twelve months ended	18.7	(18)%	15.8	(19)%	13.3

	2016		2015		2014
Guatemalan quetzal / U.S. dollar exchange rate:	Rate	% Change Over Prior Year Period	Rate	% Change Over Prior Year Period	Rate
Quarter Ended March 31:
End-of-period	7.7	(1)%	7.6	1%	7.7
Three months ended	7.7	(1)%	7.6	3%	7.8
Quarter Ended June 30:
End-of-period	7.6	—%	7.6	3%	7.8
Three months ended	7.7	—%	7.7	1%	7.8
Quarter Ended September 30:
End-of-period	7.5	3%	7.7	—%	7.7
Three months ended	7.6	1%	7.7	1%	7.8
Quarter Ended December 31:
End-of-period	7.5	1%	7.6	—%	7.6
Three months ended	7.5	1%	7.6	—%	7.6
Fiscal Year:
End-of-period	7.5	1%	7.6	—%	7.6
Twelve months ended	7.6	1%	7.7	—%	7.7

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2016 is as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$379,401	$102,541	$154,989	$80,703	$41,168
Revolving unsecured credit facilities (1)	260,000	—	—	260,000	—
Senior unsecured notes	200,000	—	—	200,000	—
Interest on senior unsecured notes	60,750	13,500	27,000	20,250	—
Employment contracts	17,568	3,415	6,860	6,488	805
Total	$917,719	$119,456	$188,849	$567,441	$41,973

(1)	Excludes interest obligations under the Company's revolving unsecured credit facilities. See Note 11 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements (in thousands)

The Company offers a fee-based credit services organization program to assist consumers in obtaining extensions of credit. The Company’s stand-alone consumer loan locations and certain pawn stores in Texas and Ohio offer the CSO Program. The Company’s CSO Program complies with the respective jurisdiction’s credit services organization act, credit access business law or a similar statute. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit.

For extension of credit products originated by the Independent Lenders, the Independent Lenders are responsible for evaluating each of its customers’ applications, determining whether to approve an extension of credit based on an application and determining the amount of the extension of credit. The Company is not involved in the Independent Lenders’ extension of credit approval processes or in determining the Independent Lenders’ approval procedures or criteria. At December 31, 2016, the outstanding amount of active extensions of credit originated and held by the Independent Lenders was $12,680.

Since the Company may not be successful in collection of delinquent accounts under the CSO Program, the Company’s consumer loan loss provision includes amounts estimated to be adequate to absorb credit losses from extensions of credit in the aggregate consumer loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Estimated losses of $582 on portfolios owned by the Independent Lenders are included in accounts payable and accrued liabilities in the consolidated balance sheet as of December 31, 2016. The Company believes this amount is adequate to absorb credit losses from extensions of credit expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe inflation has had a material effect on the volume of customer loans originated, merchandise sales, or results of operations.

Seasonality

The Company’s business is subject to seasonal variations. Therefore, operating results for each quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping, and to a lesser extent, in the first quarter associated with tax refunds.

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (in thousands)

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of retail merchandise sales are gold jewelry as are most of the wholesale scrap jewelry sales. At December 31, 2016, the Company held approximately $162,035 in jewelry inventories, representing 49% of total inventory. In addition, approximately $199,788, or 57%, of total pawn loans were collateralized by jewelry, which was primarily gold. Of the Company’s total retail merchandise revenue during fiscal 2016, approximately $187,357, or 28%, was jewelry sales. During fiscal 2016, the average market price of gold increased by 8%, from $1,160 to $1,251 per ounce. The impact of this increase on operating results for fiscal 2016 is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations.” A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company’s subsidiaries in Mexico and Guatemala are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity under the caption, currency translation adjustment. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company’s income statement as incurred. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Latin America revenues and cost of revenues account for 38% and 39%, respectively, of consolidated amounts for the year ended December 31, 2016. The majority of Latin America revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and the Company therefore has foreign currency risk related to these currencies, which are primarily the Mexican peso, and to a much lesser extent, the Guatemalan quetzal.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America operations as expressed in U.S. dollars. For the year ended December 31, 2016, the Company’s Latin America revenues and pre-tax operating income would have been approximately $67,947 and $17,000 higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2015. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations” for further discussion of Latin America constant currency results.

The Company does not use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2016 was 18.7 to 1, compared to 15.8 to 1 in fiscal 2015 and 13.3 to 1 in fiscal 2014. In fiscal 2017, through February 20, 2017, the average exchange rate was 21.0 to 1, which equates to a 12% decline as compared to the average value for fiscal 2016 of 18.7 to 1. It is anticipated that for 2017 a one point change in the average Mexican peso to the U.S. dollar exchange rate will impact annual earnings by approximately $2,900 to $3,900.

The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for fiscal 2016 was 7.6 to 1, compared to 7.7 to 1 in fiscal 2015. In fiscal 2017, through February 20, 2017, the average exchange rate was 7.5 to 1, which equates to a 1% increase as compared to the average value for fiscal 2016 of 7.6 to 1.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term lines of credit. At December 31, 2016, the Company had $260,000 outstanding under its revolving lines of credit. The revolving lines of credit are generally priced with a variable rate based on a 1 week or 1, 2, 3 or 6 month LIBOR plus a fixed spread. Based on the average outstanding indebtedness during fiscal 2016, a 1% (100 basis points) increase in interest rates would have increased the Company’s interest expense by approximately $1,344 for fiscal 2016.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2016, the fair value of the Company’s fixed rate debt was approximately $208,000 and the outstanding principal of the Company’s fixed rate debt was $200,000. The fair value estimate of the Company’s fixed rate debt was estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company expects to hold its fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

The Company’s cash and cash equivalents are sometimes invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company’s operating results, financial condition, or cash flows.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2016, has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

Except for the Merger, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with the Merger, the Company’s management completed its process of documenting and testing Cash America’s internal control over financial reporting, and incorporated Cash America into its annual assessment of internal control over financial reporting for the Company’s year ending December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FirstCash, Inc.

We have audited FirstCash, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FirstCash, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FirstCash, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FirstCash, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Dallas, Texas
March 1, 2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Stockholders to be held on or about June 8, 2017 (the “2017 Proxy Statement”).

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees. This Code of Ethics is publicly available on the Company’s website at www.firstcash.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its Code of Ethics on its website in accordance with applicable NYSE and SEC requirements. Copies of the Company’s Code of Ethics are also available, free of charge, by submitting a written request to FirstCash, Inc., Investor Relations, 1600 West 7th Street, Fort Worth, Texas 76102.

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” of the 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratify the Selection of RSM US LLP as the Independent Registered Public Accounting Firm of the Company for the Year Ending December 31, 2017” of the 2017 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	0-19133	2.1	04/28/2016
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and BOKF, NA, dba Bank of Texas (including the form of Note attached as an exhibit thereto)	8-K	0-19133	4.1	03/25/2014
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan **	DEF 14A	0-19133	A	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan **	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan **	S-8	001-10960	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333- 106881	4(g)	05/31/2012
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Employment Agreement between Rick L. Wessel and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.1	08/26/2016

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Employment Agreement between T. Brent Stuart and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.2	08/26/2016
10.8	Employment Agreement between R. Douglas Orr and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.3	08/26/2016
16.1	Letter from Hein & Associates LLP to the Securities and Exchange Commission dated August 29, 2016	8-K	0-19133	16.1	08/29/2016
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
23.2	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Annual Report on Form 10-K for fiscal 2016, filed with the SEC on March 1, 2017, is formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, and (vi) Notes to Consolidated Financial Statements.
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

Dated: March 1, 2017	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2017

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	March 1, 2017

/s/ DANIEL E. BERCE Daniel E. Berce	Director	March 1, 2017

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	March 1, 2017

/s/ JAMES H. GRAVES James H. Graves	Director	March 1, 2017

/s/ JORGE MONTAÑO Jorge Montaño	Director	March 1, 2017

/s/ RANDEL G. OWEN Randel G. Owen	Director	March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FirstCash, Inc.

We have audited the accompanying consolidated balance sheet of FirstCash, Inc., and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows (collectively, the “financial statements”) for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FirstCash, Inc., and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstCash, Inc.’s, and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of FirstCash, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Dallas, Texas
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FirstCash, Inc.

We have audited the accompanying consolidated balance sheets of First Cash Financial Services, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Cash Financial Services, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas
February 17, 2016

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$89,955	$86,954
Fees and service charges receivable	41,013	16,406
Pawn loans	350,506	117,601
Consumer loans, net	29,204	1,118
Inventories	330,683	93,458
Income taxes receivable	25,510	3,567
Prepaid expenses and other current assets	25,264	6,330
Total current assets	892,135	325,434

Property and equipment, net	236,057	112,447
Goodwill	831,151	295,609
Intangible assets, net	104,474	6,181
Other assets	71,679	3,903
Deferred tax assets	9,707	9,321
Total assets	$2,145,203	$752,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$109,354	$27,826
Customer deposits	33,536	14,426
Income taxes payable	738	3,923
Total current liabilities	143,628	46,175

Revolving unsecured credit facilities	260,000	58,000
Senior unsecured notes	196,545	195,874
Deferred tax liabilities	61,275	21,464
Other liabilities	33,769	—
Total liabilities	695,217	321,513

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock; $0.01 par value; 10,000 shares authorized; no shares issued or
outstanding	—	—
Common stock; $0.01 par value; 90,000 shares authorized;
49,276 and 40,288 shares issued, respectively;
48,507 and 28,236 shares outstanding, respectively	493	403
Additional paid-in capital	1,217,969	202,393
Retained earnings	387,401	643,604
Accumulated other comprehensive loss	(119,806)	(78,410)
Common stock held in treasury, 769 and 12,052 shares at cost, respectively	(36,071)	(336,608)
Total stockholders’ equity	1,449,986	431,382
Total liabilities and stockholders’ equity	$2,145,203	$752,895

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Retail merchandise sales	$669,131	$449,296	$428,182
Pawn loan fees	312,757	195,448	199,357
Consumer loan and credit services fees	43,851	27,803	36,749
Wholesale scrap jewelry sales	62,638	32,055	48,589
Total revenue	1,088,377	704,602	712,877

Cost of revenue:
Cost of retail merchandise sold	418,556	278,631	261,673
Consumer loan and credit services loss provision	11,993	7,159	9,287
Cost of wholesale scrap jewelry sold	53,025	27,628	41,044
Total cost of revenue	483,574	313,418	312,004

Net revenue	604,803	391,184	400,873

Expenses and other income:
Store operating expenses	328,014	207,572	198,986
Administrative expenses	96,537	51,883	53,588
Depreciation and amortization	31,865	17,939	17,476
Interest expense	20,320	16,887	13,527
Interest income	(751)	(1,566)	(682)
Merger and other acquisition expenses	36,670	2,875	998
Goodwill impairment - U.S. consumer loan operations	—	7,913	—
Net gain on sale of common stock of Enova	(1,299)	—	—
Total expenses and other income	511,356	303,503	283,893

Income from continuing operations before income taxes	93,447	87,681	116,980

Provision for income taxes	33,320	26,971	31,542

Income from continuing operations	60,127	60,710	85,438

Loss from discontinued operations, net of tax	—	—	(272)
Net income	$60,127	$60,710	$85,166

Basic income per share:
Income from continuing operations	$1.72	$2.16	$2.98
Loss from discontinued operations	—	—	(0.01)
Net income per basic share	$1.72	$2.16	$2.97

Diluted income per share:
Income from continuing operations	$1.72	$2.14	$2.94
Loss from discontinued operations	—	—	(0.01)
Net income per diluted share	$1.72	$2.14	$2.93

Dividends declared per common share	$0.565	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$60,127	$60,710	$85,166
Other comprehensive income (loss):
Currency translation adjustment	(41,396)	(38,132)	(28,517)
Comprehensive income	$18,731	$22,578	$56,649

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2015	—	$—	40,288	$403	$202,393	$643,604	$(78,410)	12,052	$(336,608)	$431,382
Shares issued under share-based com-pensation plan	—	—	7	—	(3,903)	—	—	(83)	3,903	—
Shares issued upon merger with Cash America	—	—	20,181	202	1,015,305	—	—	—	—	1,015,507
Share-based compensation expense	—	—	—	—	4,174	—	—	—	—	4,174
Net income	—	—	—	—	—	60,127	—	—	—	60,127
Dividends paid	—	—	—	—	—	(19,808)	—	—	—	(19,808)
Currency translation adjustment	—	—	—	—	—	—	(41,396)	—	—	(41,396)
Retirement of treasury stock	—	—	(11,200)	(112)	—	(296,522)	—	(11,200)	296,634	—
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
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

FIRSTCASH, INC.
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

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities:
Net income	$60,127	$60,710	$85,166
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	5,970	761	916
Share-based compensation expense	4,174	429	1,979
Net gain on sale of common stock of Enova	(1,299)	—	—
Depreciation and amortization expense	31,865	17,939	17,476
Amortization of debt issuance costs	1,427	943	902
Amortization of favorable/unfavorable lease intangibles, net	(232)	—	—
Impairment of goodwill - U.S. consumer loan operations	—	7,913	—
Deferred income taxes	11,912	(430)	1,128
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	1,776	(100)	(116)
Merchandise inventories	(4,619)	(1,404)	(1,364)
Prepaid expenses and other assets	4,878	490	(1,645)
Accounts payable, accrued expenses and other liabilities	(16,335)	4,350	1,272
Income taxes payable	(2,790)	1,148	(8,035)
Net cash flow provided by operating activities	96,854	92,749	97,679
Cash flow from investing activities:
Loan receivables, net of cash repayments	(16,072)	(3,716)	(2,470)
Purchases of property and equipment	(33,863)	(21,073)	(23,954)
Portion of aggregate merger consideration paid in cash, net of cash acquired	(8,250)	—	—
Acquisitions of pawn stores, net of cash acquired	(29,866)	(46,887)	(58,942)
Proceeds from sale of common stock of Enova	62,084	—	—
Net cash flow used in investing activities	(25,967)	(71,676)	(85,366)
Cash flow from financing activities:
Borrowings from revolving credit facilities	400,000	120,000	50,000
Repayments of revolving credit facilities	(198,000)	(84,400)	(209,600)
Repayments of debt assumed with merger and other acquisitions	(238,532)	—	—
Repayments of notes payable	—	—	(8,352)
Issuance of senior unsecured notes	—	—	200,000
Debt issuance costs paid	(2,373)	(407)	(6,610)
Purchases of treasury stock	—	(39,974)	(43,947)
Proceeds from exercise of share-based compensation awards	—	9,895	5,270
Income tax benefit from exercise of stock options	—	5,126	4,141
Dividends paid	(19,808)	—	—
Payment of minimum withholding taxes on net share settlement of stock options exercised	—	(1,113)	—
Net cash flow provided by (used in) financing activities	(58,713)	9,127	(9,098)
Effect of exchange rates on cash	(9,173)	(11,238)	(5,866)

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Change in cash and cash equivalents	3,001	18,962	(2,651)
Cash and cash equivalents at beginning of the year	86,954	67,992	70,643
Cash and cash equivalents at end of the year	$89,955	$86,954	$67,992

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,663	$15,464	$10,294
Income taxes	21,535	21,579	32,860

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$265,060	$186,389	$177,519
Amounts payable in connection with pawn acquisitions (see Note 3)	2,554	575	1,425
Issuance of common stock associated with the Merger (see Note 3)	1,015,507	—	—
Revolving unsecured credit facilities assumed as a result of the Merger (see Note 3)	(232,000)	—	—
Notes payable assumed in other acquisitions (see Note 3)	(6,630)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts, unless otherwise indicated)

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

FirstCash, Inc., (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. In addition to making short-term secured pawn loans, certain of the Company’s pawn stores offer short-term consumer loans and credit services. The Company also operates consumer loan stores that provide consumer loans, credit services and check cashing services. As of December 31, 2016, the Company owned and operated 2,012 pawn stores and 73 consumer loan stores in 26 U.S. states, 32 states in Mexico and the countries of Guatemala and El Salvador.

On September 1, 2016, the Company completed a merger of equals with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company changed its name from First Cash Financial Services, Inc. to FirstCash, Inc. The accompanying audited consolidated statements of income for the year ended December 31, 2016 include the results of operations for Cash America for the period September 2, 2016 to December 31, 2016. The accompanying audited consolidated balance sheet at December 31, 2016 includes the preliminary valuation of the assets acquired and liabilities assumed. See Note 3 for additional information about the Merger.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation - The accompanying consolidated financial statements include the accounts of FirstCash, Inc. and its wholly-owned subsidiaries. The Company regularly makes acquisitions and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated. See Note 3.

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $45,809, which is primarily held in Mexican pesos.

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

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawns and through purchases of used goods directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

Consumer loans are unsecured cash advances and installment loans with terms that typically range from 7 to 365 days. The Company accrues consumer loan fees on a constant-yield basis over the term of the consumer loan. The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers in obtaining extensions of credit from independent, non-bank, consumer lending companies (the “Independent Lenders”). The Company’s stand-alone consumer loan stores and select pawn stores in Texas and Ohio offer the CSO Program and credit services are also offered via an internet platform for Texas residents. The Company’s CSO Program complies with the respective jurisdiction’s credit services organization act, credit access business law or a similar statute. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lenders. The extensions of credit made by the Independent Lenders to credit services customers of the Company have terms of 7 to 365 days.

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

Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. According to the guarantee, if the borrower defaults on the extension of credit, the Company will pay the Independent Lenders the principal, accrued interest, insufficient funds and late fee, if applicable, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lenders in performing under the guarantees. The Company records the estimated fair value of the liability in accrued liabilities. The estimated fair value of the liability is periodically reviewed by management with any changes reflected in current operations.

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

Foreign currency transactions - The Company has significant operations in Mexico, and to a lesser extent Guatemala, where the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rates occurring during the respective fiscal period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico and Guatemala are included in store operating expenses. Deferred taxes are not currently provided on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2016 was 18.7 to 1, compared to 15.8 to 1 in fiscal 2015 and 13.3 to 1 in fiscal 2014. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for fiscal 2016 was 7.6 to 1, compared to 7.7 to 1 in fiscal 2015.

Store operating expenses - Costs incurred in operating the pawn stores and consumer loan stores have been classified as store operating expenses. Operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

Layaway and deferred revenue - Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as retail merchandise sales revenue when the final payment is received or when the previous payments are forfeited to the Company. Layaway payments from customers are included in customer deposits in the accompanying consolidated balance sheets.

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

Property and equipment - Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method based on estimated useful lives of 30 to 40 years for buildings and three to five years for furniture, fixtures and equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the applicable lease period, or useful life, if shorter. Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. operations and Latin America operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology. As described in Note 14, the Company recorded a goodwill impairment charge related to its U.S. consumer loan operations reporting unit, which is no longer a reporting unit for goodwill impairment testing, of $7,913 in fiscal 2015.

The Company’s indefinite-lived intangible assets consist of trade names, pawn licenses and franchise agreements related to a check-cashing operation. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company determined there was no impairment as of December 31, 2016 and 2015.

Long-lived assets - Property and equipment, intangible assets subject to amortization and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any material impairment loss for the fiscal years ended December 31, 2016, 2015 and 2014.

Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. All fair value measurements related to acquisitions are level 3, non-recurring measurements, based on non-observable inputs. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature. See Note 7.

Income taxes - The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. See Note 12.

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2016, 2015 and 2014, was $1,878, $679, and $1,328, respectively.

Share-based compensation - All share-based payments to employees or directors are recognized in the financial statements based on the grant date or if applicable, the subsequent modification date fair value. The Company recognizes compensation cost net of estimated forfeitures and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company records share-based compensation cost as an administrative expense. See Note 15.

Earnings per share - Basic income per share is computed by dividing income by the weighted-average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations for calculating basic and diluted earnings per share	$60,127	$60,710	$85,438
Loss from discontinued operations	—	—	(272)
Net income for calculating basic and diluted earnings per share	$60,127	$60,710	$85,166

Denominator (in thousands):
Weighted-average common shares for calculating basic earnings per share	34,997	28,138	28,671
Effect of dilutive securities:
Stock options and nonvested awards	7	188	399
Weighted-average common shares for calculating diluted earnings per share	35,004	28,326	29,070

Basic earnings per share:
Income from continuing operations	$1.72	$2.16	$2.98
Loss from discontinued operations	—	—	(0.01)
Net income per basic share	$1.72	$2.16	$2.97

Diluted earnings per share:
Income from continuing operations	$1.72	$2.14	$2.94
Loss from discontinued operations	—	—	(0.01)
Net income per diluted share	$1.72	$2.14	$2.93

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

Reclassifications - Certain amounts for the years ended December 31, 2015 and 2014 have been reclassified in order to conform to the 2016 presentation. See “—Recent accounting pronouncements” below regarding the impact of the Company’s adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) on the classification of debt issuance costs in the Company’s consolidated balance sheets.

Recent accounting pronouncements - In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606),” which delayed the effective date of ASU 2014-09 by one year. In addition, between March 2016 and December 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)” (“ASU 2016-08”), ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 become effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual reporting periods beginning after December 15, 2016. Entities are permitted to apply ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 either retrospectively or through an alternative transition model. The Company is currently assessing the potential impact of ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU2015-15”), which clarified the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of ASU 2015-03 resulted in a $3,455 and $4,126 decrease in other assets and senior unsecured notes in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively. The Company elected to present debt issuance costs related to the Company’s revolving unsecured credit facilities as an asset as allowed in ASU 2015-15.

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

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company does not expect ASU 2017-01 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). These amendments eliminate step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE 3 - MERGER AND OTHER ACQUISITIONS

Cash America Merger

On September 1, 2016, the Company completed its previously announced merger of equals business combination with Cash America as contemplated by the Agreement and Plan of Merger, dated as of April 28, 2016 (the “Merger Agreement”), by and among the Company, Cash America and Frontier Merger Sub LLC, a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Cash America merged with and into Merger Sub, with Merger Sub continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company.

In conjunction with the closing of the Merger, the Company changed its name to FirstCash, Inc. and transferred the listing of its common stock from the NASDAQ Global Select Market to the New York Stock Exchange under the ticker symbol “FCFS.” The headquarters of the combined company was moved to the former Cash America headquarters in Fort Worth, Texas. The Merger creates the largest combined retail pawn store operator in Latin America and the U.S., with over 2,000 locations across four countries. The combined company provides significant scale and a unified platform for leadership in the pawn industry while keeping the strong local presence and established brands from both companies.

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

The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate merger consideration based on the fair values of those identifiable assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve month measurement period from the date of the Merger as required by applicable accounting guidance. Due to the significance of the Merger, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

The allocation of the aggregate merger consideration, subject to future measurement period adjustments, is as follows:

Cash America Merger
Cash and cash equivalents	$42,520
Pawn loans	234,761
Fees and service charges receivable	26,893
Consumer loans	27,549
Inventories	224,644
Income taxes receivable	23,095
Other current assets	28,324
Investment in common stock of Enova (1)	60,785
Property and equipment	118,381
Goodwill (2)	522,064
Intangible assets (3)	103,250
Other assets	62,994
Current liabilities	(95,268)
Customer deposits	(21,536)
Revolving unsecured credit facility (4)	(232,000)
Deferred tax liabilities	(28,002)
Other liabilities	(32,177)
Aggregate merger consideration	$1,066,277

(1)
Represents Cash America’s investment in the common stock of Enova International, Inc. (“Enova”), a publicly traded company focused on providing online consumer lending products. Prior to December 31, 2016, all of the Enova shares acquired were sold in open market transactions at an average price of $10.40 per share, which resulted in a net gain on sale of $1,299 and generated net proceeds of $62,084.

(2)
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

(3)	Intangible assets acquired and the respective useful lives assigned consist of the following:

	Amount	Useful life (in years)
Trade names	$46,300	Indefinite
Pawn licenses	32,300	Indefinite
Customer relationships	14,700	Five
Executive non-compete agreements	8,700	Two
Franchise agreements related to check cashing operation	1,250	Indefinite
	$103,250

The customer relationships are being amortized using an accelerated amortization method that reflects the future cash flows expected from the returning pawn customers of Cash America. The non-compete agreements are being amortized over a straight-line basis over the life of the non-compete agreements. As the trade names, pawn licenses and franchise agreements have indefinite lives, they are not amortized.

(4)
Represents outstanding borrowings under Cash America’s revolving unsecured credit facility that became due upon completion of the Merger. The Cash America revolving unsecured credit facility was repaid by the Company using proceeds from the 2016 Credit Facility (as described in Note 11) and was terminated upon completion of the Merger.

Transaction costs associated with the Merger are being expensed as incurred and are presented in the consolidated statements of income as merger and other acquisition expenses. These expenses include investment banking, legal, accounting, and other related third party costs associated with the Merger, including preparation for regulatory filings and shareholder approvals. See Note 4 for further information about merger and other acquisition expenses.

2016 Other Acquisitions

The Company completed other acquisitions during fiscal 2016, as described below, consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

The Company acquired the stock of Maxi Prenda, S.A. de C.V., the operating entity owning the pawn loans, inventories, layaways and other operating assets and liabilities of 166 pawn stores located in Mexico on January 6, 2016 and the assets of 13 pawn stores located in El Salvador on February 2, 2016 in related transactions (collectively the “Latin America Acquisition”). The combined purchase price for the all-cash transaction was $30,123, net of cash acquired before certain post-closing adjustments. Subsequent to the acquisition, $229 of post closing adjustments were identified, resulting in a combined purchase price of $29,894, net of cash acquired and is subject to further post-closing adjustments. The purchase was composed of $27,357 in cash paid during fiscal 2016 and remaining payables to the sellers of approximately $2,537. In addition, the Company assumed approximately $6,630 in peso-denominated debt from these acquisitions which was repaid in full by the Company in January 2016. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition dates. The goodwill resulting from the Latin America Acquisition has been assigned to the Latin America operations reporting unit.

During fiscal 2016, three pawn stores located in the U.S. were acquired by the Company (“U.S. Acquisitions”) for an all-cash aggregate purchase price of $1,951, net of cash acquired and remaining payables to the sellers of approximately $17. During fiscal 2016, the Company also paid $575 of deferred purchase price amounts payable related to prior-year acquisitions. The goodwill resulting from the U.S. Acquisitions has been assigned to the U.S. operations reporting unit.

The allocations of the purchase prices for the Company’s other acquisitions during 2016 (the “2016 Acquisitions”) are as follows:

	U.S. Acquisitions	Latin America Acquisition	Total
Pawn loans	$385	$10,586	$10,971
Fees and service charges receivable	18	885	903
Inventory	359	3,014	3,373
Other current assets	—	1,795	1,795
Property and equipment	10	6,821	6,831
Goodwill (1)	1,239	20,413	21,652
Intangible assets (2)	36	405	441
Other assets	—	512	512
Deferred tax assets	—	2,392	2,392
Current liabilities	(96)	(10,299)	(10,395)
Notes payable	—	(6,630)	(6,630)
Purchase price	$1,951	$29,894	$31,845

(1)
Substantially all of the goodwill for the U.S. Acquisitions is expected to be deductible for U.S. income tax purposes. However, the goodwill for the Latin America Acquisition is not expected to be deductible for Mexico and El Salvador income tax purposes.

(2)	Intangible assets primarily consist of customer relationships, which are generally amortized over five years.

During fiscal 2016, revenue from the Merger and the 2016 Acquisitions since the respective closing dates was $384,123. During fiscal 2016, the net earnings from the Merger and the 2016 Acquisitions since the acquisition dates (excluding acquisition and integration costs) was $21,165. Combined transaction and integration costs related to the Merger and the 2016 Acquisitions were $36,670, which are further described in Note 4.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Merger and the 2016 Acquisitions had occurred on January 1, 2015:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$1,088,377	$1,771,835	$704,602	$1,792,523
Net income	60,127	118,333	60,710	61,479

Net income per share:
Basic	$1.72	$2.44	$2.16	$1.27
Diluted	1.72	2.44	2.14	1.27

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

•
interest expense based on a lower combined weighted-average interest rate on borrowings (see Note 11 - Long-Term Debt) partially offset by an increase in total indebtedness primarily incurred to finance certain cash payments and transaction costs related to the Merger;

•	the elimination of losses on extinguishment of debt recognized in Cash America’s historical financial statements as the related debt was terminated upon completion of the Merger; and

•	the inclusion in the pro forma fiscal 2015 of $68,817 in merger and other acquisition expenses incurred by both the acquirees and acquirer (excluded from the pro forma fiscal 2016 amounts).

The pro forma financial information has been prepared for informational purposes only and does not include any anticipated synergies or other potential benefits of the Merger or 2016 Acquisitions. It also does not give effect to certain future charges that the Company expects to incur in connection with the Merger and 2016 Acquisitions, including, but not limited to, additional professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. The pro forma information is based on the Company’s preliminary valuation analysis of identifiable assets acquired and liabilities assumed and therefore subject to change. Pro forma results do not purport to be indicative of what would have resulted had the acquisitions occurred on the date indicated or what may result in the future.

2015 Acquisitions
The Company completed other acquisitions during fiscal 2015 as described below consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their fair market values at the date of acquisition. The excess purchase price over the fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consist largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

On December 31, 2015, the Company acquired the stock of Maxi Prenda Guatemala, S.A., the operating entity owning the pawn loans, inventory, layaways and other operating assets and liabilities of 32 full-service pawn stores located in Guatemala. The purchase price for the all-cash transaction was $10,445, net of cash acquired and subject to certain post-closing adjustments. This was the first step in a multi-stage acquisition which was completed in February 2016 and is further described above. The goodwill resulting from this acquisition has been assigned to the Latin America operations reporting unit.

During fiscal 2015, 33 pawn stores located in six U.S. states were acquired by the Company in seven separate asset purchase transactions for an aggregate purchase price of $35,592, net of cash acquired, and was composed of $35,017 in cash paid during fiscal 2015 and payables to the sellers of $575. During fiscal 2015, the Company also paid $1,425 of purchase price amounts payable related to prior-year acquisitions. The goodwill resulting from these acquisitions has been assigned to the U.S. operations reporting unit.

NOTE 4 - MERGER AND OTHER ACQUISITION EXPENSES

The Company incurred significant expenses in 2016 in connection with the Merger and integration with Cash America. The merger related expenses are predominantly incremental costs directly associated with the Merger and integration of Cash America, including professional fees, legal expenses, severance, retention and other employee-related costs, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. In addition, the Company has incurred transaction and integration costs in connection with the Company’s other acquisitions in 2016 and prior years. The Company presents merger and other acquisition expenses separately in the consolidated statements of income to identify these activities apart from the expenses incurred to operate the business. The table below summarizes the major components of merger and other acquisition expenses:

	Year Ended December 31,
	2016	2015	2014
Merger related expenses:
Transaction (1)	$18,252	$—	$—
Severance and retention (2)	15,229	—	—
Other (3)	2,739	—	—
Total merger related expenses	36,220	—	—

Other acquisition expenses:
Transaction and integration	450	2,875	998
Total other acquisition expenses	450	2,875	998
Total merger and other acquisition expenses	$36,670	$2,875	$998

(1)
For the year ended December 31, 2016, the Company recognized an income tax benefit of $3,943 related to the merger transaction expenses; a significant portion of these expenses were not deductible for income tax purposes.

(2)
For the year ended December 31, 2016, the Company made severance and retention payments of $10,381 and as of December 31, 2016 had $4,848 accrued for future payments. Accrued severance and retention is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(3)	Represents accelerated share-based compensation expense related to restricted stock awards for certain First Cash employees which vested as a result of the Merger.

NOTE 5 - CAPITAL STOCK

On September 1, 2016 the Company issued approximately 20,181,000 shares of its common stock to former holders of Cash America common stock as a result of the Merger. See Note 3 for additional information about the Merger.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During fiscal 2016, the Company did not repurchase any of its common stock and 1,148,000 shares remain available for repurchase under the repurchase program. In April 2016, the Company temporarily suspended repurchases under its repurchase program pending the completion of the Merger. Future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities. Subsequent to December 31, 2016 and through the date of this report, the Company has repurchased approximately 228,000 shares of common stock at an aggregate cost of $10,005 and an average cost per share of $43.94.

NOTE 6 - DISCONTINUED OPERATIONS

In 2014 the Company discontinued the operations of the Cash & Go, Ltd. joint venture, a consolidated 50%-owned subsidiary, which owned and operated 37 check cashing and financial services kiosks. The Company recorded an after-tax loss for Cash & Go, Ltd. of $272, or $0.01 per share, in fiscal 2014, which was reported as a loss from discontinued operations. All revenue, expenses and income reported in these financial statements have been adjusted to reflect the reclassification of this discontinued operation.

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

Recurring Fair Value Measurements

Prior to the Merger, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis. The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2016 are as follows:

	December 31,	Fair Value Measurements Using
Financial assets:	2016	Level 1	Level 2	Level 3
Cash America nonqualified savings plan (see Note 16)	$12,663	$12,663	$—	$—
	$12,663	$12,663	$—	$—

Prior to the Merger, Cash America had a nonqualified savings plan that was available to certain executives whereby participants could contribute up to 100% of their annual bonus and up to 50% of their other eligible compensation to the plan. Upon completion of the Merger, the nonqualified savings plan was terminated and the Company is in the process of dissolving the plan and distributing the remaining assets to the participants. These assets include marketable equity securities, which are classified as Level 1 and the fair values are based on quoted market prices. The nonqualified savings plan assets are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets with an offsetting liability of equal amount, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2016 and 2015 that are not measured at fair value in the consolidated balance sheets are as follows:

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
Financial assets:	2016	2016	Level 1	Level 2	Level 3
Cash and cash equivalents	$89,955	$89,955	$89,955	$—	$—
Pawn loans	350,506	350,506	—	—	350,506
Consumer loans, net	29,204	29,204	—	—	29,204
Fees and service charges receivable	41,013	41,013	—	—	41,013
	$510,678	$510,678	$89,955	$—	$420,723

Financial liabilities:
Revolving unsecured credit facilities	$260,000	$260,000	$—	$260,000	$—
Senior unsecured notes, outstanding principal	200,000	208,000	—	208,000	—
	$460,000	$468,000	$—	$468,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
Financial assets:	2015	2015	Level 1	Level 2	Level 3
Cash and cash equivalents	$86,954	$86,954	$86,954	$—	$—
Pawn loans	117,601	117,601	—	—	117,601
Consumer loans, net	1,118	1,118	—	—	1,118
Fees and service charges receivable	16,406	16,406	—	—	16,406
	$222,079	$222,079	$86,954	$—	$135,125

Financial liabilities:
Revolving unsecured credit facilities	$58,000	$58,000	$—	$58,000	$—
Senior unsecured notes, outstanding principal	200,000	199,000	—	199,000	—
	$258,000	$257,000	$—	$257,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying values of cash and cash equivalents approximate fair value. Due to their short-term maturities, the carrying value of pawn loans and fees and service charges receivable approximate fair value. Short-term loans and installment loans, collectively, represent consumer loans, net on the accompanying consolidated balance sheets and are carried net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximated the fair value.

The carrying value of the Company’s prior credit facility approximated fair value as of December 31, 2015. The carrying value of the Company’s current credit facilities (the 2016 Credit Facility and the Mexico Credit Facility) approximated fair value as of December 31, 2016. The fair value of the senior unsecured notes have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

NOTE 8 - CUSTOMER LOANS AND VALUATION ACCOUNTS

Customer loans, including pawn receivables and net of unearned finance fees, consist of the following:

	Pawn	Consumer Loan	Total
December 31, 2016
Total customer loans	$350,506	$31,455	$381,961
Less allowance for doubtful accounts	—	(2,251)	(2,251)
	$350,506	$29,204	$379,710

December 31, 2015
Total customer loans	$117,601	$1,184	$118,785
Less allowance for doubtful accounts	—	(66)	(66)
	$117,601	$1,118	$118,719

Changes in the allowance for consumer loan credit losses are as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$66	$81	$84
Provision for credit losses	6,049	808	1,207
Charge-offs, net of recoveries from customers	(3,864)	(823)	(1,210)
Balance at end of year	$2,251	$66	$81

Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company records the estimated fair value of the liability in accrued liabilities. Changes in the liability for credit services losses are as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$498	$493	$580
Provision for credit losses	5,944	6,351	8,080
Amounts paid to Independent Lenders under guarantees, net of recoveries from customers	(5,860)	(6,346)	(8,167)
Balance at end of year	$582	$498	$493

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Year Ended December 31,
	2016	2015
Land	$30,364	$14,309
Buildings	55,137	19,261
Furniture, fixtures, equipment and leasehold improvements	284,391	186,697
	369,892	220,267
Less: accumulated depreciation	(133,835)	(107,820)
	$236,057	$112,447

Depreciation expense for the fiscal years ended December 31, 2016, 2015 and 2014, was $26,624, $16,140, and $15,947, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	Year Ended December 31,
	2016	2015
Accrued compensation	$25,285	$7,438
Sales, property, and payroll withholding taxes payable	13,546	6,473
Cash America nonqualified savings plan (see Note 16)	12,663	—
Trade accounts payable	11,664	1,823
Merger related severance and retention payable	4,848	—
Deferred CSO fees	7,776	—
Benefits liabilities and withholding payable	4,501	1,079
Accrued interest payable	3,506	3,476
Liability for expected losses on outstanding CSO guarantees	582	498
Other accrued liabilities	24,983	7,039
	$109,354	$27,826

NOTE 11 - LONG-TERM DEBT

As of December 31, 2016, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2016 are as follows:

Fiscal
2017	$—
2018	—
2019	—
2020	—
2021	460,000
Thereafter	—
$460,000

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”) all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2016 Credit Facility (as defined below). The Notes permit the Company to make certain restricted payments, such as repurchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of net income, adjusted for certain items as described in the indenture. As of December 31, 2016 and December 31, 2015, deferred debt issuance costs of $3,455 and $4,126, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying consolidated balance sheets.

Revolving Credit Facilities

During the period from January 1, 2016 through September 1, 2016, the Company maintained a revolving line of credit agreement with a group of U.S. based commercial lenders (the “2015 Credit Facility”) in the amount of $210,000, which was scheduled to mature in October 2020. The 2015 Credit Facility charged interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%.
On September 1, 2016 and in connection with the closing of the Merger, the Company amended and extended the 2015 Credit Facility (as amended, the “2016 Credit Facility”). The total lender commitment under the 2016 Credit Facility increased from $210,000 to $400,000 and the number of participating lenders increased from five to eight. Additionally, the term of the 2016 Credit Facility was extended to September 2021, five years from the closing date of the Merger, and is unsecured as the amendment removed the pledge of 65% of the voting equity interests of the Company’s first-tier foreign subsidiaries included in the 2015 Credit Facility. Also in connection with the Merger, all of Cash America’s previously outstanding 5.75% senior notes due 2018 were redeemed and Cash America’s previously outstanding credit agreement and related credit facilities were repaid in full and terminated.

At December 31, 2016, the Company had $260,000 in outstanding borrowings and $5,956 in outstanding letters of credit under the 2016 Credit Facility, leaving $134,044 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at December 31, 2016 was 3.25% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants and allows the Company to make certain restricted payments, such as repurchasing shares of its stock, within certain parameters provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of December 31, 2016. During fiscal 2016, the Company received net proceeds of $202,000 from borrowings pursuant to the 2015 Credit Facility and 2016 Credit Facility.
At December 31, 2016, the Company maintained a line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR rate plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of December 31, 2016. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At December 31, 2016, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

NOTE 12 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2016, 2015 and 2014 consist of the following:

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations before income taxes (1):
Domestic	$30,804	$27,599	$50,984
Foreign	62,643	60,082	65,996
Income from continuing operations before income taxes	$93,447	$87,681	$116,980

Current income taxes:
Federal	$1,419	$7,933	$11,494
Foreign	18,787	18,763	17,823
State and local	1,139	705	1,097
Current provision for income taxes	21,345	27,401	30,414

Deferred provision (benefit) for income taxes:
Federal	11,826	931	2,232
Foreign	(528)	(1,414)	(1,232)
State and local	677	53	128
Total deferred provision (benefit) for income taxes	11,975	(430)	1,128

Provision for income taxes	$33,320	$26,971	$31,542

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between domestic and foreign subsidiaries.

The provision for income taxes related to discontinued operations for the year ended December 31, 2014 was a $147 benefit.

The Company does not include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. Accordingly, under U.S. income tax law, as of December 31, 2016, the undistributed earnings of the foreign subsidiaries are not subject to current U.S. federal income taxes. The cumulative amount of indefinitely reinvested earnings of foreign subsidiaries is $100,996 at December 31, 2016. These earnings would be subject to additional U.S. taxes of $2,299 if the earnings were repatriated into the U.S. for 2016.

The principal deferred tax assets and liabilities consist of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred tax assets:
Property and equipment in foreign jurisdictions	$5,604	$5,652
Accrued fees on forfeited pawn loans	8,221	3,784
Deferred cost of goods sold deduction	1,674	2,101
Cash America nonqualified savings plan (see Note 16)	4,685	—
Accrued compensation and employee benefits	3,626	859
Accrued Merger severance and retention	2,718	—
Other	8,024	2,382
Total deferred tax assets	34,552	14,778

Deferred tax liabilities:
Intangible assets	75,998	22,761
Property and equipment in domestic jurisdictions	7,716	3,093
Other	2,406	1,067
Total deferred tax liabilities	86,120	26,921

Net deferred tax liabilities	$(51,568)	$(12,143)

Reported as:
Deferred tax assets	$9,707	$9,321
Deferred tax liabilities	(61,275)	(21,464)
Net deferred tax liabilities	$(51,568)	$(12,143)

The Company has evaluated the nature and timing of its deferred tax assets and concluded that no valuation allowance is necessary.

The effective rate on income from continuing operations differs from the U.S. federal statutory rate of 35%. The following is a reconciliation of such differences:

	Year Ended December 31,
	2016	2015	2014
Tax at the U.S. federal statutory rate	$32,706	$30,688	$40,943
State income taxes, net of federal tax benefit of $636, $265 and $429, respectively	1,181	493	796
Rate benefit from foreign earnings	(3,642)	(3,531)	(4,576)
Other net non-recurring foreign benefit	—	—	(5,841)
Nondeductible transaction related costs	2,659	—	—
Other taxes and adjustments, net	416	(679)	220
Provision for income taxes	$33,320	$26,971	$31,542
Effective tax rate	35.7%	30.8%	27.0%

The Company’s foreign operating subsidiaries are owned by a subsidiary located in the Netherlands. The foreign operating subsidiaries are subject to their respective foreign statutory rates, which differ from the U.S. federal statutory rate of 35%. The statutory tax rates in Mexico, Guatemala and El Salvador are 30%, 25% and 30%, respectively. The statutory tax rate in the Netherlands is 0% on eligible dividends received from its foreign subsidiaries.

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

As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the fiscal years ended December 31, 2016, 2015 and 2014. The Company does not believe its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the United States, Mexico, Guatemala, El Salvador and the Netherlands, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2013. The Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2013 with the exception of six states, which are not subject to examination for tax years prior to 2012. With respect to federal tax returns in Mexico, Guatemala, El Salvador and the Netherlands, the tax years prior to 2011 are closed to examination. There are no state income taxes in Mexico, Guatemala, El Salvador or the Netherlands.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases are as follows:

Fiscal
2017	$102,541
2018	86,036
2019	68,953
2020	49,112
2021	31,591
Thereafter	41,168
$379,401

Rent expense from continuing operations under such leases was $74,312, $49,959 and $46,220 for the years ended December 31, 2016, 2015 and 2014, respectively.

As a result of the Merger, the Company recognized a favorable lease intangible asset in the amount of $64,701 and an unfavorable lease intangible liability in the amount of $38,102 related to assumed Cash America leases to the extent such leases contained favorable or unfavorable terms relative to market (see Note 3) (together the “Lease Intangibles”). The current portion of favorable lease intangibles is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The current portion of unfavorable lease intangibles is included in accounts payable and accrued liabilities and the non-current portion is included in other liabilities in the accompanying consolidated balance sheets. The Lease Intangibles are amortized to rent expense, which is a component of store operating expenses, on a straight-line basis over the lives of the respective leases.

The net amortization of the Lease Intangibles reduced store operating expense by $232 for the year ended December 31, 2016. The remaining weighted-average amortization period for favorable and unfavorable lease intangibles is 5.3 and 2.6 years, respectively. Estimated future net amortization of the Lease Intangibles is as follows:

Fiscal
2017	$(1,061)
2018	(159)
2019	872
2020	1,895
2021	2,392
Thereafter	22,892
$26,831

Litigation

The Company, in the ordinary course of business, is a defendant (actual or threatened) in certain lawsuits, arbitration claims and other general claims. In management’s opinion, any potential adverse result should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On June 26, 2015, Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) under Cash America’s 2018 Senior Notes Indenture that governed the Cash America 2018 Senior Notes (the “2018 Senior Notes Indenture”), filed a lawsuit against Cash America in the United States District Court for the Southern District of New York (the “Senior Notes Lawsuit”). The Senior Notes Lawsuit alleged that the spin-off of Enova (the “Enova Spin-off”) completed by Cash America in November 2014 was not permitted by the 2018 Senior Notes Indenture, and the Trustee requested a remedy equal to principal and accrued and unpaid interest, plus default interest and a make-whole premium, to be paid to the holders of the 2018 Senior Notes.

In August 2016, Cash America notified the Trustee that under the optional redemption provisions of the 2018 Senior Notes Indenture, it intended to redeem all of the outstanding 2018 Senior Notes at the end of August at the then make-whole premium called for by the 2018 Senior Notes Indenture. On September 1, 2016, the Merger was completed and immediately before the close of the Merger, the 2018 Senior Notes were redeemed and extinguished by Cash America.

On September 19, 2016, with cross-motions for summary judgment before the court, the judge denied Cash America’s motion and granted the Trustee’s motion for summary judgment in all respects, granting all requested relief, including accrued and unpaid interest, default interest and a make-whole premium. The Company filed a notice of appeal on October 3, 2016, but rather than pursue the appeal, in December 2016, the Trustee, related parties and the Company entered into a confidential settlement agreement and release disposing of all claims and issues. An assumed liability in the amount of the settlement including legal fees is included in other liabilities in the allocation of aggregate Merger consideration. See Note 3.

Guarantees

The Company offers a fee-based CSO Program to assist consumers in obtaining extensions of credit from Independent Lenders. The Company’s CSO Program complies with the respective jurisdiction’s credit services organization act, credit access business law or a similar statute. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The extensions of credit made by the Independent Lenders to credit services customers of the Company range in amount from $50 to $1,500 (in ones) and have terms of 7 to 365 days. The Independent Lenders are considered variable interest entities of the Company. The net loans outstanding represent less than 50% of the Independent Lenders’ total assets. In addition, the Company does not have any ownership interest in the Independent Lenders, does not exercise control over them and is not the primary beneficiary and, therefore, does not consolidate the Independent Lenders’ results with its results.

The Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantees. According to the guarantee, if the borrower defaults on the extension of credit, the Company will pay the Independent Lenders the principal, accrued interest, insufficient funds fee and late fees, if applicable, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lenders in performing under the guarantees. The Company records the estimated fair value of the liability in accrued liabilities. The loss provision associated with the CSO Program is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. The Company’s maximum loss exposure under all of the outstanding guarantees issued on behalf of its customers to the Independent Lenders as of December 31, 2016 was $13,172 compared to $8,192 at December 31, 2015.

Gold Forward Sales Contracts

In connection with the Merger, the Company assumed forward gold sales contracts entered into by Cash America. As of December 31, 2016, the Company has gold commitments of 30,700 gold ounces deliverable through December 31, 2017.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2016. During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the U.S. consumer loan operations reporting unit, which is no longer a reporting unit for goodwill impairment testing. These indicators included, among others, the impacts of recently enacted and additional proposed local, state and federal regulatory restrictions affecting short-term and long-term profitability expectations for payday and title lending products, the Company’s long-term ongoing strategy to reduce non-core consumer lending operations along with significant deterioration in payday lending market conditions. Due to the aforementioned indicators, the Company concluded that it was more likely than not that the fair value of the U.S. consumer loan operations reporting unit was less than the carrying value. Therefore, a $7,913 goodwill impairment charge was recorded, which is included as goodwill impairment - U.S. consumer loan operations in the accompanying consolidated statements of operations.

Changes in the carrying value of goodwill by segment were as follows:

December 31, 2016	U.S. operations segment	Latin America operations segment	Total
Balance, beginning of year	$222,901	$72,708	$295,609
Merger and other acquisitions (see Note 3)	523,303	20,413	543,716
Effect of foreign currency translation	—	(8,276)	(8,276)
Other adjustments	—	102	102
Balance, end of year	$746,204	$84,947	$831,151

December 31, 2015
Balance, beginning of year	$203,160	$73,722	$276,882
Merger and other acquisitions	27,654	3,039	30,693
Goodwill impairment - U.S. consumer loan operations	(7,913)	—	(7,913)
Effect of foreign currency translation	—	(4,976)	(4,976)
Other adjustments	—	923	923
Balance, end of year	$222,901	$72,708	$295,609
Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangibles assets subject to amortization as of December 31, 2016 and 2015:

	As of December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$24,452	$(8,861)	$15,591	$9,665	$(5,237)	$4,428
Executive non-compete agreements	8,700	(1,450)	7,250	—	—	—
	$33,152	$(10,311)	$22,841	$9,665	$(5,237)	$4,428

The customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the returning pawn customers. The executive non-compete agreements are being amortized over a straight-line basis over the life of the executive non-compete agreements.

Amortization expense for definite-lived intangible assets was $5,241, $1,799 and $1,529 for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining weighted-average amortization period for customer relationships, executive non-compete agreements and total definite-lived intangible assets is 1.7, 0.9 and 1.4 years, respectively. Estimated future amortization expense is as follows:

Fiscal
2017	$10,687
2018	6,522
2019	2,583
2020	2,049
2021	1,000
$22,841

Indefinite-Lived Intangible Assets

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no impairment as of December 31, 2016 and 2015. Indefinite-lived intangible assets as of December 31, 2016 and 2015, consist of the following:

	As of December 31,
	2016	2015
Trade names	$46,300	$—
Pawn licenses (1)	34,083	1,753
Franchise agreements related to check-cashing operation	1,250	—
	$81,633	$1,753

(1)	Costs to renew licenses with indefinite lives are expensed as incurred and recorded in store operating expenses in the consolidated statements of income.

NOTE 15 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION
The Company has previously adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. Under these plans, the Company has granted qualified and non-qualified common stock options and nonvested common stock awards to officers, directors and other key employees. At December 31, 2016, 977,000 shares were reserved for future grants to all employees and directors under the plans. Additionally, there were 2,052,000 shares reserved for future grants to current employees and directors who were not employees or directors of the Company at the date of the Merger.
Stock Options

The Company has not issued any common stock options in the last five fiscal years. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally had a maximum duration of ten years. The Company typically issues shares of common stock to satisfy option exercises.

Stock options outstanding as of December 31, 2016 are as follows (in thousands, except exercise price and life):

		Weighted-Average	Currently
Exercise Price	Options	Remaining Life	Exercisable
$24.57	13	0.3	13
$38.00	40	4.9	—
$40.00	50	4.0	10
	103	3.9	23

A summary of stock option activity for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands, except exercise price):

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	103	$37.34	758	$20.67	1,052	$19.90
Exercised	—	—	(655)	18.06	(294)	17.93
Outstanding at end of year	103	$37.34	103	$37.34	758	$20.67

Exercisable at end of year	23	$31.43	13	$24.57	663	$18.14

At December 31, 2016, the aggregate intrinsic value for the stock options outstanding was $990, of which $350 was exercisable at the end of the year, with weighted-average remaining contractual terms of 3.9 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016.

The total intrinsic value of options exercised for fiscal 2016, 2015 and 2014, was $0, $14,609 and $11,858, respectively. The intrinsic values are based on the closing price of the Company’s stock on the date of exercise. The Company typically issues shares of common stock to satisfy option exercises.

Nonvested Common Stock Awards (Restricted Stock)

The Company has granted nonvested common stock awards (also known as “restricted stock”) under the Company’s equity and share-based incentive compensation plans. The nonvested common stock awards are issued as common shares upon vesting. The awards granted in 2016, 2015 and 2014 each included 40,000 shares with performance-based criteria with four annual measurement periods beginning in the year of issuance. The vesting performance criteria for each year relate to growth in the Company’s EBITDA from continuing operations, adjusted for certain non-core and/or non-recurring items, compared to the base period, which is the fiscal year prior to the year of issuance. All other awards granted in 2016, 2015 and 2014 vest ratably over time through a six year period from the date of issuance. The fair value of the nonvested awards is based on the Company’s closing stock price on the day of the grant or subsequent award modification date, if applicable, and the fair value of performance-based awards is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The following table summarizes the nonvested common stock award activity during 2016, 2015 and 2014 (in thousands, except fair value amounts):

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	79	$48.10	87	$48.99	117	$39.91
Granted	51	42.60	45	47.08	47	51.08
Vested	(100)	45.96	(5)	43.26	(37)	46.48
Canceled or forfeited	—	—	(48)	49.26	(40)	42.14
Outstanding at end of year	30	45.93	79	48.10	87	48.99

Nonvested common stock awards vesting in 2016, 2015 and 2014 had an aggregate intrinsic value of $4,860, $245 and $2,006, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $1,410 at December 31, 2016. During 2016, with the exception of 40,000 performance based awards granted in 2016 to senior executives which included double-trigger change in control provisions, the change of control provisions triggered by the Merger resulted in immediate vesting of 83,000 nonvested common stock awards outstanding as of September 1, 2016, the date of the Merger.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements:

	Year Ended December 31,
	2016	2015	2014
Gross compensation costs:
Stock options	$136	$149	$153
Nonvested “restricted” stock	4,038	280	1,826
Total gross compensation costs	4,174	429	1,979

Income tax benefits:
Stock options	(48)	(52)	(54)
Nonvested “restricted” stock (1)	(782)	(98)	(639)
Total income tax benefits	(830)	(150)	(693)

Net compensation expense	$3,344	$279	$1,286

Tax benefit realized from stock options exercised during the year	$—	$5,126	$4,141

(1)	Income tax benefit on nonvested stock compensation expense for 2016 is less than the statutory rate as a portion of the expense is not tax deductible.

As of December 31, 2016, the total compensation cost related to nonvested stock options not yet recognized was $241 and is expected to be recognized over the weighted-average period of 1.6 years. As of December 31, 2016, the total compensation cost related to nonvested common stock awards not yet recognized was $1,378 and is expected to be recognized over the weighted-average period of 2.0 years.

NOTE 16 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 6% at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $1,960, $800 and $784 for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash America had a 401(k) savings plan that was available to substantially all of its employees whereby participants could contribute up to 75% of their eligible earnings, subject to regulatory and other plan restrictions. Cash America made matching cash contributions of 50% of each participant’s contributions to the 401(k) plan, based on participant contributions of up to 5% of eligible compensation. Effective December 31, 2016, the Cash America 401(k) savings plan was merged into the Plan.

Cash America had a nonqualified savings plan in place prior to the Merger that was available to certain members of its management whereby participants could contribute up to 100% of their annual bonus and up to 50% of their other eligible compensation to the plan. Upon completion of the Merger, the nonqualified savings plan was terminated and the Company is in the process of dissolving the plan and distributing the remaining assets to the participants. The nonqualified savings plan assets are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets with an offsetting liability of equal amount, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Primarily as a result of the Merger, changes were made to information regularly reviewed by the Company’s chief operating decision maker during the fourth quarter of 2016. As a result, the Company began organizing its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador

The following tables present reportable segment information for the three years ended December 31, 2016, 2015 and 2014 as well as separately identified segment assets:

	Year Ended December 31, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$386,026	$283,105	$—	$669,131
Pawn loan fees	195,883	116,874	—	312,757
Consumer loan and credit services fees	41,922	1,929	—	43,851
Wholesale scrap jewelry sales	47,680	14,958	—	62,638
Total revenue	671,511	416,866	—	1,088,377

Cost of revenue:
Cost of retail merchandise sold	241,086	177,470	—	418,556
Consumer loan and credit services loss provision	11,494	499	—	11,993
Cost of wholesale scrap jewelry sold	41,357	11,668	—	53,025
Total cost of revenue	293,937	189,637	—	483,574

Net revenue	377,574	227,229	—	604,803

Expenses and other income:
Store operating expenses	215,227	112,787	—	328,014
Administrative expenses	—	—	96,537	96,537
Depreciation and amortization	13,618	10,429	7,818	31,865
Interest expense	—	—	20,320	20,320
Interest income	—	—	(751)	(751)
Merger and other acquisition expenses	—	—	36,670	36,670
Net gain on sale of common stock of Enova	—	—	(1,299)	(1,299)
Total expenses and other income	228,845	123,216	159,295	511,356

Income before income taxes	$148,729	$104,013	$(159,295)	$93,447

	December 31, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$293,392	$57,114	$—	$350,506
Consumer loans, net	$28,847	$357	$—	$29,204
Inventories	$282,860	$47,823	$—	$330,683
Total assets	$1,637,995	$247,915	$259,293	$2,145,203

	Year Ended December 31, 2015
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$197,011	$252,285	$—	$449,296
Pawn loan fees	94,761	100,687	—	195,448
Consumer loan and credit services fees	25,696	2,107	—	27,803
Wholesale scrap jewelry sales	19,380	12,675	—	32,055
Total revenue	336,848	367,754	—	704,602

Cost of revenue:
Cost of retail merchandise sold	117,059	161,572	—	278,631
Consumer loan and credit services loss provision	6,770	389	—	7,159
Cost of wholesale scrap jewelry sold	17,530	10,098	—	27,628
Total cost of revenue	141,359	172,059	—	313,418

Net revenue	195,489	195,695	—	391,184

Expenses and other income:
Store operating expenses	107,852	99,720	—	207,572
Administrative expenses	—	—	51,883	51,883
Depreciation and amortization	6,146	8,803	2,990	17,939
Interest expense	—	—	16,887	16,887
Interest income	—	—	(1,566)	(1,566)
Merger and other acquisition expenses	—	—	2,875	2,875
Goodwill impairment - U.S. consumer loan operations	—	—	7,913	7,913
Total expenses and other income	113,998	108,523	80,982	303,503

Income before income taxes	$81,491	$87,172	$(80,982)	$87,681

	December 31, 2015
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$68,153	$49,448	$—	$117,601
Consumer loans, net	$688	$430	$—	$1,118
Inventories	$56,040	$37,418	$—	$93,458
Total assets	$423,178	$218,530	$111,187	$752,895

	Year Ended December 31, 2014
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$172,354	$255,828	$—	$428,182
Pawn loan fees	89,952	109,405	—	199,357
Consumer loan and credit services fees	34,051	2,698	—	36,749
Wholesale scrap jewelry sales	28,243	20,346	—	48,589
Total revenue	324,600	388,277	—	712,877

Cost of revenue:
Cost of retail merchandise sold	98,916	162,757	—	261,673
Consumer loan and credit services loss provision	8,723	564	—	9,287
Cost of wholesale scrap jewelry sold	24,179	16,865	—	41,044
Total cost of revenue	131,818	180,186	—	312,004

Net revenue	192,782	208,091	—	400,873

Expenses and other income:
Store operating expenses	97,865	101,121	—	198,986
Administrative expenses	—	—	53,588	53,588
Depreciation and amortization	5,402	9,174	2,900	17,476
Interest expense	—	—	13,527	13,527
Interest income	—	—	(682)	(682)
Merger and other acquisition expenses	—	—	998	998
Total expenses and other income	103,267	110,295	70,331	283,893

Income from continuing operations before income taxes	$89,515	$97,796	$(70,331)	$116,980

	December 31, 2014
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$68,100	$50,436	$—	$118,536
Consumer loans, net	$790	$451	$—	$1,241
Inventories	$49,969	$41,119	$—	$91,088
Total assets	$396,642	$226,656	$88,582	$711,880

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except goodwill, intangibles, net and deferred tax assets) by geographic area:

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$671,511	$336,848	$324,600
Mexico	397,549	367,754	388,277
Other Latin America	19,317	—	—
	$1,088,377	$704,602	$712,877

Long-lived assets:
United States	$257,939	$65,742	$64,713
Mexico	47,243	49,259	52,998
Other Latin America	$2,554	1,349	—
	$307,736	$116,350	$117,711

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended December 31, 2016 and 2015, are set forth below. The Company’s operations are subject to seasonal fluctuations. The Company issued 20,181,000 shares of common stock on September 1, 2016 as a result of the Merger, which significantly increased the diluted weighted average shares used in computing diluted income per share for the quarters ended September 30, 2016 and December 31, 2016. In addition, the operating results for the quarters ended September 30, 2016 and December 31, 2016 included the operating results of Cash America for one month and three months, respectively. The Company computed the quarterly diluted income per share amounts as if each quarter was a discrete period based on that quarter’s weighted average shares outstanding. As a result, the sum of the diluted earnings per share by quarter will not necessarily total the annual diluted earnings per share.

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Total revenue	$183,203	$181,979	$261,153	$462,042
Total cost of revenue	81,340	80,518	113,789	207,927
Net revenue	101,863	101,461	147,364	254,115
Total expenses and other income	82,202	84,215	146,941	197,998
Net income (loss)	13,174	11,673	(1,412)	36,692
Diluted net income (loss) per share	0.47	0.41	(0.04)	0.76
Diluted weighted average shares	28,241	28,243	34,631	48,532

2015
Total revenue	$176,023	$167,623	$169,532	$191,424
Total cost of revenue	77,252	73,577	74,090	88,499
Net revenue	98,771	94,046	95,442	102,925
Total expenses and other income	74,382	74,615	79,208	75,298
Net income	16,788	13,339	11,173	19,410
Diluted net income per share	0.59	0.47	0.40	0.69
Diluted weighted average shares	28,620	28,411	28,224	28,097

NOTE 19 - CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheet
December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,663	$34,854	$46,438	$—	$89,955
Fees and service charges receivable	—	31,378	9,635	—	41,013
Pawn loans	—	286,020	64,486	—	350,506
Consumer loans, net	—	28,797	407	—	29,204
Inventories	—	274,873	55,810	—	330,683
Income taxes receivable	2,415	23,095	—	—	25,510
Prepaid expenses and other current assets	2,750	21,177	1,337	—	25,264
Intercompany receivable	1,025	—	—	(1,025)	—
Total current assets	14,853	700,194	178,113	(1,025)	892,135

Property and equipment, net	3,736	180,438	51,883	—	236,057
Goodwill	—	719,527	111,624	—	831,151
Intangible assets, net	—	103,109	1,365	—	104,474
Other assets	3,254	66,261	2,164	—	71,679
Deferred tax assets	—	—	9,707	—	9,707
Investments in subsidiaries	1,906,444	—	—	(1,906,444)	—
Total assets	$1,928,287	$1,769,529	$354,856	$(1,907,469)	$2,145,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$21,756	$72,979	$14,619	$—	$109,354
Customer deposits	—	24,626	8,910	—	33,536
Income taxes payable	—	—	738	—	738
Intercompany payable	—	—	1,025	(1,025)	—
Total current liabilities	21,756	97,605	25,292	(1,025)	143,628

Revolving unsecured credit facilities	260,000	—	—	—	260,000
Senior unsecured notes	196,545	—	—	—	196,545
Deferred tax liabilities	—	58,286	2,989	—	61,275
Other liabilities	—	33,769	—	—	33,769
Total liabilities	478,301	189,660	28,281	(1,025)	695,217

Total stockholders’ equity	1,449,986	1,579,869	326,575	(1,906,444)	1,449,986
Total liabilities and stockholders’ equity	$1,928,287	$1,769,529	$354,856	$(1,907,469)	$2,145,203

Condensed Consolidating Balance Sheet
December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,460	$3,765	$77,729	$—	$86,954
Fees and service charges receivable	—	7,596	8,810	—	16,406
Pawn loans	—	61,204	56,397	—	117,601
Consumer loans, net	—	624	494	—	1,118
Inventories	—	46,349	47,109	—	93,458
Income taxes receivable	3,567	—	—	—	3,567
Prepaid expenses and other current assets	2,910	—	3,420	—	6,330
Intercompany receivable	7,382	—	—	(7,382)	—
Total current assets	19,319	119,538	193,959	(7,382)	325,434

Property and equipment, net	3,568	55,585	53,294	—	112,447
Goodwill	—	196,224	99,385	—	295,609
Intangible assets, net	—	4,418	1,763	—	6,181
Other assets	1,290	475	2,138	—	3,903
Deferred tax assets	—	—	9,321	—	9,321
Investments in subsidiaries	675,574	—	—	(675,574)	—
Total assets	$699,751	$376,240	$359,860	$(682,956)	$752,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$14,308	$1,724	$11,794	$—	$27,826
Customer deposits	—	6,205	8,221	—	14,426
Income taxes payable	—	—	3,923	—	3,923
Intercompany payable	—	—	7,382	(7,382)	—
Total current liabilities	14,308	7,929	31,320	(7,382)	46,175

Revolving unsecured credit facilities	58,000	—	—	—	58,000
Senior unsecured notes	195,874	—	—	—	195,874
Deferred tax liabilities	187	18,880	2,397	—	21,464
Total liabilities	268,369	26,809	33,717	(7,382)	321,513

Total stockholders’ equity	431,382	349,431	326,143	(675,574)	431,382
Total liabilities and stockholders’ equity	$699,751	$376,240	$359,860	$(682,956)	$752,895

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$352,147	$316,984	$—	$669,131
Pawn loan fees	—	184,907	127,850	—	312,757
Consumer loan and credit services fees	—	41,591	2,260	—	43,851
Wholesale scrap jewelry sales	—	45,002	17,636	—	62,638
Total revenue	—	623,647	464,730	—	1,088,377

Cost of revenue:
Cost of retail merchandise sold	—	218,488	200,068	—	418,556
Consumer loan and credit services loss provision	—	11,475	518	—	11,993
Cost of wholesale scrap jewelry sold	—	39,264	13,761	—	53,025
Total cost of revenue	—	269,227	214,347	—	483,574

Net revenue	—	354,420	250,383	—	604,803

Expenses and other income:
Store operating expenses	—	200,004	128,010	—	328,014
Administrative expenses (1)	26,838	28,167	41,532	—	96,537
Depreciation and amortization	950	18,855	12,060	—	31,865
Interest expense	20,201	49	70	—	20,320
Interest income	(6)	(10)	(735)	—	(751)
Merger and other acquisition expenses	21,268	15,402	—	—	36,670
Net gain on sale of common stock of Enova	—	(1,299)	—	—	(1,299)
Total expenses and other income	69,251	261,168	180,937	—	511,356

Income (loss) before income taxes	(69,251)	93,252	69,446	—	93,447

Provision for income taxes	(22,036)	34,503	20,853	—	33,320

Income (loss) before equity in net income of subsidiaries	(47,215)	58,749	48,593	—	60,127

Equity in net income of subsidiaries	107,342	—	—	(107,342)	—

Net income (loss)	$60,127	$58,749	$48,593	$(107,342)	$60,127
Other comprehensive income (loss):
Currency translation adjustment	(41,396)	—	—	—	(41,396)
Comprehensive income (loss)	$18,731	$58,749	$48,593	$(107,342)	$18,731

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$163,648	$285,648	$—	$449,296
Pawn loan fees	—	84,295	111,153	—	195,448
Consumer loan and credit services fees	—	25,294	2,509	—	27,803
Wholesale scrap jewelry sales	—	17,396	14,659	—	32,055
Total revenue	—	290,633	413,969	—	704,602

Cost of revenue:
Cost of retail merchandise sold	—	95,129	183,502	—	278,631
Consumer loan and credit services loss provision	—	6,748	411	—	7,159
Cost of wholesale scrap jewelry sold	—	15,861	11,767	—	27,628
Total cost of revenue	—	117,738	195,680	—	313,418

Net revenue	—	172,895	218,289	—	391,184

Expenses and other income:
Store operating expenses	—	92,277	115,295	—	207,572
Administrative expenses (1)	23,592	—	28,291	—	51,883
Depreciation and amortization	758	6,800	10,381	—	17,939
Interest expense	16,887	—	—	—	16,887
Interest income	(13)	—	(1,553)	—	(1,566)
Merger and other acquisition expenses	2,875	—	—	—	2,875
Goodwill impairment - U.S. consumer loan operations	—	7,913	—	—	7,913
Total expenses and other income	44,099	106,990	152,414	—	303,503

Income (loss) before income taxes	(44,099)	65,905	65,875	—	87,681

Provision for income taxes	(16,844)	24,385	19,430	—	26,971

Income (loss) before equity in net income of subsidiaries	(27,255)	41,520	46,445	—	60,710

Equity in net income of subsidiaries	87,965	—	—	(87,965)	—

Net income (loss)	$60,710	$41,520	$46,445	$(87,965)	$60,710
Other comprehensive income (loss):
Currency translation adjustment	(38,132)	—	—	—	(38,132)
Comprehensive income (loss)	$22,578	$41,520	$46,445	$(87,965)	$22,578

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$155,619	$272,563	$—	$428,182
Pawn loan fees	—	83,321	116,036	—	199,357
Consumer loan and credit services fees	—	33,568	3,181	—	36,749
Wholesale scrap jewelry sales	—	26,365	22,224	—	48,589
Total revenue	—	298,873	414,004	—	712,877

Cost of revenue:
Cost of retail merchandise sold	—	88,590	173,083	—	261,673
Consumer loan and credit services loss provision	—	8,678	609	—	9,287
Cost of wholesale scrap jewelry sold	—	22,675	18,369	—	41,044
Total cost of revenue	—	119,943	192,061	—	312,004

Net revenue	—	178,930	221,943	—	400,873

Expenses and other income:
Store operating expenses	—	89,068	109,918	—	198,986
Administrative expenses (1)	23,097	—	30,491	—	53,588
Depreciation and amortization	997	6,104	10,375	—	17,476
Interest expense	13,527	—	—	—	13,527
Interest income	(24)	—	(658)	—	(682)
Merger and other acquisition expenses	998	—	—	—	998
Total expenses and other income	38,595	95,172	150,126	—	283,893

Income (loss) from continuing operations before income taxes	(38,595)	83,758	71,817	—	116,980

Provision for income taxes	(17,651)	30,983	18,210	—	31,542

Income (loss) from continuing operations before equity in net income of subsidiaries	(20,944)	52,775	53,607	—	85,438

Loss from discontinued operations, net of tax	—	—	(272)	—	(272)
Equity in net income of subsidiaries	106,110	—	—	(106,110)	—

Net income (loss)	$85,166	$52,775	$53,335	$(106,110)	$85,166
Other comprehensive income (loss):
Currency translation adjustment	(28,517)	—	—	—	(28,517)
Comprehensive income (loss)	$56,649	$52,775	$53,335	$(106,110)	$56,649

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$153,924	$82,030	$48,620	$(187,720)	$96,854
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	1,909	(17,981)	—	(16,072)
Purchases of property and equipment	(1,118)	(20,718)	(12,027)	—	(33,863)
Portion of aggregate merger consideration paid in cash, net of cash acquired	—	(8,250)	—	—	(8,250)
Acquisitions of pawn stores, net of cash acquired	—	(2,433)	(27,433)	—	(29,866)
Proceeds from sale of common stock of Enova	—	62,084	—	—	62,084
Investing activity with subsidiaries	(329,422)	—	—	329,422	—
Net cash flow provided by (used in) investing activities	(330,540)	32,592	(57,441)	329,422	(25,967)
Cash flow from financing activities:
Borrowings from revolving credit facilities	400,000	—	—	—	400,000
Repayments of revolving credit facilities	(198,000)	—	—	—	(198,000)
Repayments of debt assumed with merger and other acquisitions	—	(232,000)	(6,532)	—	(238,532)
Debt issuance costs paid	(2,373)	—	—	—	(2,373)
Common stock dividends paid	(19,808)	—	—	—	(19,808)
Proceeds from intercompany financing related activity	—	329,138	284	(329,422)	—
Intercompany dividends paid	—	(180,671)	(7,049)	187,720	—
Net cash flow provided by (used in) financing activities	179,819	(83,533)	(13,297)	(141,702)	(58,713)
Effect of exchange rates on cash	—	—	(9,173)	—	(9,173)
Change in cash and cash equivalents	3,203	31,089	(31,291)	—	3,001
Cash and cash equivalents at beginning of the period	5,460	3,765	77,729	—	86,954
Cash and cash equivalents at end of the period	$8,663	$34,854	$46,438	$—	$89,955

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$32,753	$59,675	$66,713	$(66,392)	$92,749
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	1,803	(5,519)	—	(3,716)
Purchases of property and equipment	(329)	(6,919)	(13,825)	—	(21,073)
Acquisitions of pawn stores, net of cash acquired	—	(29,617)	(17,270)	—	(46,887)
Investing activity with subsidiaries	(43,890)	—	—	43,890	—
Net cash flow provided by (used in) investing activities	(44,219)	(34,733)	(36,614)	43,890	(71,676)
Cash flow from financing activities:
Borrowings from revolving credit facilities	120,000	—	—	—	120,000
Repayments of revolving credit facilities	(84,400)	—	—	—	(84,400)
Debt issuance costs paid	(407)	—	—	—	(407)
Purchases of treasury stock	(39,974)	—	—	—	(39,974)
Proceeds from exercise of share-based compensation awards	9,895	—	—	—	9,895
Income tax benefit from exercise of stock options	5,126	—	—	—	5,126
Payment of minimum withholding taxes on net share settlement of stock options exercised	(1,113)	—	—	—	(1,113)
Proceeds from intercompany financing related activity	—	36,536	7,354	(43,890)	—
Intercompany dividends paid	—	(60,859)	(5,533)	66,392	—
Net cash flow provided by (used in) financing activities	9,127	(24,323)	1,821	22,502	9,127
Effect of exchange rates on cash	—	—	(11,238)	—	(11,238)
Change in cash and cash equivalents	(2,339)	619	20,682	—	18,962
Cash and cash equivalents at beginning of the period	7,799	3,146	57,047	—	67,992
Cash and cash equivalents at end of the period	$5,460	$3,765	$77,729	$—	$86,954

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$42,632	$62,403	$63,510	$(70,866)	$97,679
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	2,785	(5,255)	—	(2,470)
Purchases of property and equipment	(839)	(8,097)	(15,018)	—	(23,954)
Acquisitions of pawn stores, net of cash acquired	—	(16,417)	(42,525)	—	(58,942)
Investing activity with subsidiaries	(49,570)	—	—	49,570	—
Net cash flow provided by (used in) investing activities	(50,409)	(21,729)	(62,798)	49,570	(85,366)
Cash flow from financing activities:
Borrowings from revolving credit facilities	50,000	—	—	—	50,000
Repayments of revolving credit facilities	(209,600)	—	—	—	(209,600)
Repayments of notes payable	(8,352)	—	—	—	(8,352)
Issuance of senior unsecured notes	200,000	—	—	—	200,000
Debt issuance costs paid	(6,610)	—	—	—	(6,610)
Purchases of treasury stock	(43,947)	—	—	—	(43,947)
Proceeds from exercise of share-based compensation awards	5,270	—	—	—	5,270
Income tax benefit from exercise of stock options	4,141	—	—	—	4,141
Proceeds from intercompany financing related activity	—	24,514	25,056	(49,570)	—
Intercompany dividends paid	—	(66,623)	(4,243)	70,866	—
Net cash flow provided by (used in) financing activities	(9,098)	(42,109)	20,813	21,296	(9,098)
Effect of exchange rates on cash	—	—	(5,866)	—	(5,866)
Change in cash and cash equivalents	(16,875)	(1,435)	15,659	—	(2,651)
Cash and cash equivalents at beginning of the period	24,674	4,581	41,388	—	70,643
Cash and cash equivalents at end of the period	$7,799	$3,146	$57,047	$—	$67,992