Form 10-Q
period 2017-03-31
FIRSTCASH, INC
filed 2017-05-05
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

As of May 1, 2017, there were 48,302,192 shares of common stock outstanding.

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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

These forward-looking statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments discussed and described in (i) the Company’s 2016 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017, including the risks described in Part 1, Item 1A, “Risk Factors” thereof, (ii) in this quarterly report, and (iii) the other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2017	2016	2016
ASSETS
Cash and cash equivalents	$73,148	$54,150	$89,955
Fees and service charges receivable	38,021	17,070	41,013
Pawn loans	314,505	126,620	350,506
Consumer loans, net	22,209	985	29,204
Inventories	308,165	90,714	330,683
Income taxes receivable	18,419	2,351	25,510
Prepaid expenses and other current assets	14,331	4,560	25,264
Total current assets	788,798	296,450	892,135

Property and equipment, net	237,258	120,712	236,057
Goodwill	835,567	315,439	831,151
Intangible assets, net	101,594	6,124	104,474
Other assets	69,088	4,167	71,679
Deferred tax assets	11,249	10,993	9,707
Total assets	$2,043,554	$753,885	$2,145,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$79,726	$39,014	$109,354
Customer deposits	36,983	15,482	33,536
Income taxes payable	1,041	1,433	738
Total current liabilities	117,750	55,929	143,628

Revolving unsecured credit facilities	137,000	40,000	260,000
Senior unsecured notes	196,721	196,037	196,545
Deferred tax liabilities	74,368	22,632	61,275
Other liabilities	30,480	—	33,769
Total liabilities	556,319	314,598	695,217

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	403	493
Additional paid-in capital	1,217,756	203,143	1,217,969
Retained earnings	410,874	653,248	387,401
Accumulated other comprehensive loss	(96,801)	(80,899)	(119,806)
Common stock held in treasury, at cost	(45,087)	(336,608)	(36,071)
Total stockholders’ equity	1,487,235	439,287	1,449,986
Total liabilities and stockholders’ equity	$2,043,554	$753,885	$2,145,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Retail merchandise sales	$259,994	$118,776
Pawn loan fees	128,251	51,433
Consumer loan and credit services fees	21,220	5,686
Wholesale scrap jewelry sales	38,111	7,308
Total revenue	447,576	183,203

Cost of revenue:
Cost of retail merchandise sold	165,635	74,422
Consumer loan and credit services loss provision	4,092	1,047
Cost of wholesale scrap jewelry sold	34,949	5,871
Total cost of revenue	204,676	81,340

Net revenue	242,900	101,863

Expenses and other income:
Store operating expenses	136,744	55,411
Administrative expenses	33,238	17,268
Depreciation and amortization	14,243	4,937
Interest expense	6,113	4,460
Interest income	(327)	(274)
Merger and other acquisition expenses	647	400
Total expenses and other income	190,658	82,202

Income before income taxes	52,242	19,661

Provision for income taxes	19,597	6,487

Net income	$32,645	$13,174

Net income per share:
Basic	$0.67	$0.47
Diluted	$0.67	$0.47

Dividends declared per common share	$0.190	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$32,645	$13,174
Other comprehensive income (loss):
Currency translation adjustment	23,005	(2,489)
Comprehensive income	$55,650	$10,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986
Shares issued under share-based com-pensation plan	—	—	—	—	(440)	—	—	(10)	440	—
Exercise of stock options	—	—	—	—	(549)	—	—	(13)	549	—
Share-based compensa-tion expense	—	—	—	—	776	—	—	—	—	776
Net income	—	—	—	—	—	32,645	—	—	—	32,645
Dividends paid	—	—	—	—	—	(9,172)	—	—	—	(9,172)
Currency translation adjustment	—	—	—	—	—	—	23,005	—	—	23,005
Repurchases of treasury stock	—	—	—	—	—	—	—	228	(10,005)	(10,005)
Balance at 3/31/2017	—	$—	49,276	$493	$1,217,756	$410,874	$(96,801)	974	$(45,087)	$1,487,235

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

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2017	2016
Cash flow from operating activities:
Net income	$32,645	$13,174
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	2,639	222
Share-based compensation expense	776	750
Depreciation and amortization expense	14,243	4,937
Amortization of debt issuance costs	467	230
Amortization of favorable/(unfavorable) lease intangibles, net	(237)	—
Deferred income taxes, net	12,550	1,678
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	3,865	173
Inventories	6,796	1,812
Prepaid expenses and other assets	11,594	3,281
Accounts payable, accrued liabilities and other liabilities	(29,071)	(645)
Income taxes payable	7,598	(536)
Net cash flow provided by operating activities	63,865	25,076
Cash flow from investing activities:
Loan receivables, net of cash repayments	67,189	5,293
Purchases of property and equipment	(8,076)	(6,343)
Acquisitions of pawn stores, net of cash acquired	(854)	(26,045)
Net cash flow provided by (used in) investing activities	58,259	(27,095)
Cash flow from financing activities:
Borrowings from revolving credit facilities	15,000	11,500
Repayments of revolving credit facilities	(138,000)	(29,500)
Repayments of debt assumed from acquisitions	—	(6,532)
Purchases of treasury stock	(10,005)	—
Dividends paid	(9,172)	(3,530)
Net cash flow used in financing activities	(142,177)	(28,062)
Effect of exchange rates on cash	3,246	(2,723)
Change in cash and cash equivalents	(16,807)	(32,804)
Cash and cash equivalents at beginning of the period	89,955	86,954
Cash and cash equivalents at end of the period	$73,148	$54,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands except per share amounts, unless otherwise indicated)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2016, which is derived from audited financial statements, and the unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017. The condensed consolidated financial statements as of March 31, 2017 and 2016, and for the three month periods ended March 31, 2017 and 2016, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year.

On September 1, 2016, the Company completed its previously announced merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying unaudited condensed consolidated results of operations for the three months ended March 31, 2017 include the results of operations for Cash America, affecting comparability of 2017 and 2016 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate Merger consideration based on the fair values of those identifiable assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve month measurement period from the date of the Merger as required by applicable accounting guidance. Due to the significance of the Merger, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

The Company has significant operations in Latin America, where in Mexico and Guatemala the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month periods ended March 31, 2017 and 2016. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

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

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out (“LIFO”) or the retail inventory method are excluded from the scope of this update. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-11 as of January 1, 2017 and the guidance was applied prospectively. The Company determined there were no changes to the Company’s financial position, results of operations, financial statement disclosures or valuation of inventory.

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

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides amendments to clarify the definition of a business and affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company does not expect ASU 2017-01 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). These amendments eliminate step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income	$32,645	$13,174

Denominator (in thousands):
Weighted-average common shares for calculating basic earnings per share	48,389	28,241
Effect of dilutive securities:
Stock options and nonvested awards	13	—
Weighted-average common shares for calculating diluted earnings per share	48,402	28,241

Net income per share:
Basic	$0.67	$0.47
Diluted	$0.67	$0.47

Note 3 - Long-Term Debt

Senior Unsecured Notes

On March 24, 2014, the Company issued $200,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after April 1, 2020 at par, plus accrued and unpaid interest, if any, and on or after April 1, 2017 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2016 Credit Facility (as defined below). The Notes permit the Company to make certain restricted payments, such as purchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of net income, adjusted for certain items as described in the indenture. As of March 31, 2017, 2016 and December 31, 2016, deferred debt issuance costs of $3,279, $3,963 and $3,455, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

Revolving Credit Facilities

At March 31, 2017, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400,000, which matures in September 2021. At March 31, 2017, the Company had $137,000 in outstanding borrowings and $5,956 in outstanding letters of credit under the 2016 Credit Facility, leaving $257,044 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at March 31, 2017 was 3.50% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants and the Company is allowed to make certain restricted payments, such as purchasing shares of its stock, within certain parameters provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of March 31, 2017. During the three months ended March 31, 2017, the Company made net payments of $123,000 pursuant to the 2016 Credit Facility.

At March 31, 2017, the Company maintained a U.S. dollar denominated line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of March 31, 2017. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At March 31, 2017, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

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

Recurring Fair Value Measurements

Prior to the Merger, Cash America had a nonqualified savings plan that was available to certain members of management whereby participants could contribute up to 100% of their annual bonus and up to 50% of their other eligible compensation to the plan. Upon completion of the Merger, the nonqualified savings plan was terminated and during the three months ended March 31, 2017, the Company dissolved the plan and distributed the remaining assets to the participants.

As of December 31, 2016, the assets included marketable equity securities, which were classified as Level 1 and the fair values were based on quoted market prices. The nonqualified savings plan assets were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet with an offsetting liability of equal amount, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2016 were as follows:

	December 31,	Fair Value Measurements Using
Financial assets:	2016	Level 1	Level 2	Level 3
Cash America nonqualified savings plan-related assets	$12,663	$12,663	$—	$—
	$12,663	$12,663	$—	$—

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2017, 2016 and December 31, 2016 that are not measured at fair value in the condensed consolidated balance sheets are as follows:

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
Financial assets:	2017	2017	Level 1	Level 2	Level 3
Cash and cash equivalents	$73,148	$73,148	$73,148	$—	$—
Pawn loans	314,505	314,505	—	—	314,505
Consumer loans, net	22,209	22,209	—	—	22,209
Fees and service charges receivable	38,021	38,021	—	—	38,021
	$447,883	$447,883	$73,148	$—	$374,735

Financial liabilities:
Revolving unsecured credit facilities	$137,000	$137,000	$—	$137,000	$—
Senior unsecured notes, outstanding principal	200,000	208,000	—	208,000	—
	$337,000	$345,000	$—	$345,000	$—

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
Financial assets:	2016	2016	Level 1	Level 2	Level 3
Cash and cash equivalents	$54,150	$54,150	$54,150	$—	$—
Pawn loans	126,620	126,620	—	—	126,620
Consumer loans, net	985	985	—	—	985
Fees and service charges receivable	17,070	17,070	—	—	17,070
	$198,825	$198,825	$54,150	$—	$144,675

Financial liabilities:
Revolving unsecured credit facilities	$40,000	$40,000	$—	$40,000	$—
Senior unsecured notes, outstanding principal	200,000	193,000	—	193,000	—
	$240,000	$233,000	$—	$233,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
Financial assets:	2016	2016	Level 1	Level 2	Level 3
Cash and cash equivalents	$89,955	$89,955	$89,955	$—	$—
Pawn loans	350,506	350,506	—	—	350,506
Consumer loans, net	29,204	29,204	—	—	29,204
Fees and service charges receivable	41,013	41,013	—	—	41,013
	$510,678	$510,678	$89,955	$—	$420,723

Financial liabilities:
Revolving unsecured credit facilities	$260,000	$260,000	$—	$260,000	$—
Senior unsecured notes, outstanding principal	200,000	208,000	—	208,000	—
	$460,000	$468,000	$—	$468,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying values of cash and cash equivalents approximate fair value. Due to their short-term maturities, the carrying value of pawn loans and loan fees and service charges receivable approximate fair value. Short-term loans and installment loans, collectively, represent consumer loans, net on the accompanying condensed consolidated balance sheets and are carried net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximated the fair value.

The carrying value of the Company’s prior credit facilities approximated fair value as of March 31, 2016. The carrying value of the Company’s current credit facilities (the 2016 Credit Facility and the Mexico Credit Facility) approximated fair value as of March 31, 2017 and December 31, 2016. The fair value of the senior unsecured notes have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 5 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador

The following tables present reportable segment information for the three month period ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$193,666	$66,328	$—	$259,994
Pawn loan fees	101,818	26,433	—	128,251
Consumer loan and credit services fees	20,815	405	—	21,220
Wholesale scrap jewelry sales	32,897	5,214	—	38,111
Total revenue	349,196	98,380	—	447,576

Cost of revenue:
Cost of retail merchandise sold	123,497	42,138	—	165,635
Consumer loan and credit services loss provision	3,990	102	—	4,092
Cost of wholesale scrap jewelry sold	30,682	4,267	—	34,949
Total cost of revenue	158,169	46,507	—	204,676

Net revenue	191,027	51,873	—	242,900

Expenses and other income:
Store operating expenses	107,968	28,776	—	136,744
Administrative expenses	—	—	33,238	33,238
Depreciation and amortization	6,419	2,397	5,427	14,243
Interest expense	—	—	6,113	6,113
Interest income	—	—	(327)	(327)
Merger and other acquisition expenses	—	—	647	647
Total expenses and other income	114,387	31,173	45,098	190,658

Income before income taxes	$76,640	$20,700	$(45,098)	$52,242

	Three Months Ended March 31, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$55,061	$63,715	$—	$118,776
Pawn loan fees	24,245	27,188	—	51,433
Consumer loan and credit services fees	5,209	477	—	5,686
Wholesale scrap jewelry sales	4,794	2,514	—	7,308
Total revenue	89,309	93,894	—	183,203

Cost of revenue:
Cost of retail merchandise sold	33,667	40,755	—	74,422
Consumer loan and credit services loss provision	907	140	—	1,047
Cost of wholesale scrap jewelry sold	3,862	2,009	—	5,871
Total cost of revenue	38,436	42,904	—	81,340

Net revenue	50,873	50,990	—	101,863

Expenses and other income:
Store operating expenses	27,869	27,542	—	55,411
Administrative expenses	—	—	17,268	17,268
Depreciation and amortization	1,498	2,650	789	4,937
Interest expense	—	—	4,460	4,460
Interest income	—	—	(274)	(274)
Merger and other acquisition expenses	—	—	400	400
Total expenses and other income	29,367	30,192	22,643	82,202

Income before income taxes	$21,506	$20,798	$(22,643)	$19,661

Note 6 - Condensed Consolidating Guarantor Financial Statements

In connection with the issuance of the Notes, certain of the Company’s domestic subsidiaries (collectively, “Guarantor Subsidiaries”), fully, unconditionally, jointly and severally guaranteed the payment obligations under the Notes. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. In conjunction with the Merger, Frontier Merger Sub, LLC, the surviving entity in the Merger and a wholly owned subsidiary of the Company, is included as a Guarantor Subsidiary. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of comprehensive income (loss) and statements of cash flows of FirstCash, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet
March 31, 2017

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,765	$26,431	$40,952	$—	$73,148
Fees and service charges receivable	—	26,789	11,232	—	38,021
Pawn loans	—	237,340	77,165	—	314,505
Consumer loans, net	—	21,811	398	—	22,209
Inventories	—	249,818	58,347	—	308,165
Income taxes receivable	—	23,095	1,991	(6,667)	18,419
Prepaid expenses and other current assets	2,702	8,707	2,922	—	14,331
Intercompany receivable	—	—	1,993	(1,993)	—
Total current assets	8,467	593,991	195,000	(8,660)	788,798

Property and equipment, net	5,444	175,695	56,119	—	237,258
Goodwill	—	719,495	116,072	—	835,567
Intangible assets, net	—	100,256	1,338	—	101,594
Other assets	3,080	63,613	2,395	—	69,088
Deferred tax assets	—	—	11,249	—	11,249
Investments in subsidiaries	1,830,639	—	—	(1,830,639)	—
Total assets	$1,847,630	$1,653,050	$382,173	$(1,839,299)	$2,043,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$18,014	$46,240	$15,472	$—	$79,726
Customer deposits	—	26,689	10,294	—	36,983
Income taxes payable	6,667	—	1,041	(6,667)	1,041
Intercompany payable	1,993	—	—	(1,993)	—
Total current liabilities	26,674	72,929	26,807	(8,660)	117,750

Revolving unsecured credit facilities	137,000	—	—	—	137,000
Senior unsecured notes	196,721	—	—	—	196,721
Deferred tax liabilities	—	71,094	3,274	—	74,368
Other liabilities	—	30,480	—	—	30,480
Total liabilities	360,395	174,503	30,081	(8,660)	556,319

Total stockholders’ equity	1,487,235	1,478,547	352,092	(1,830,639)	1,487,235
Total liabilities and stockholders’ equity	$1,847,630	$1,653,050	$382,173	$(1,839,299)	$2,043,554

Condensed Consolidating Balance Sheet
March 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,216	$2,838	$43,096	$—	$54,150
Fees and service charges receivable	—	6,511	10,559	—	17,070
Pawn loans	—	52,809	73,811	—	126,620
Consumer loans, net	—	497	488	—	985
Inventories	—	41,163	49,551	—	90,714
Income taxes receivable	2,351	—	—	—	2,351
Prepaid expenses and other current assets	1,949	—	2,611	—	4,560
Intercompany receivable	10,570	—	1,601	(12,171)	—
Total current assets	23,086	103,818	181,717	(12,171)	296,450

Property and equipment, net	3,856	57,101	59,755	—	120,712
Goodwill	—	196,733	118,706	—	315,439
Intangible assets, net	—	4,138	1,986	—	6,124
Other assets	1,222	493	2,452	—	4,167
Deferred tax assets	—	—	10,993	—	10,993
Investments in subsidiaries	665,322	—	—	(665,322)	—
Total assets	$693,486	$362,283	$375,609	$(677,493)	$753,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$17,975	$1,068	$19,971	$—	$39,014
Customer deposits	—	6,613	8,869	—	15,482
Income taxes payable	—	—	1,433	—	1,433
Intercompany payable	—	—	12,171	(12,171)	—
Total current liabilities	17,975	7,681	42,444	(12,171)	55,929

Revolving unsecured credit facilities	40,000	—	—	—	40,000
Senior unsecured notes	196,037	—	—	—	196,037
Deferred tax liabilities	186	19,964	2,482	—	22,632
Total liabilities	254,198	27,645	44,926	(12,171)	314,598

Total stockholders’ equity	439,288	334,638	330,683	(665,322)	439,287
Total liabilities and stockholders’ equity	$693,486	$362,283	$375,609	$(677,493)	$753,885

Condensed Consolidating Balance Sheet
December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,663	$34,854	$46,438	$—	$89,955
Fees and service charges receivable	—	31,378	9,635	—	41,013
Pawn loans	—	286,020	64,486	—	350,506
Consumer loans, net	—	28,797	407	—	29,204
Inventories	—	274,873	55,810	—	330,683
Income taxes receivable	2,415	23,095	—	—	25,510
Prepaid expenses and other current assets	2,750	21,177	1,337	—	25,264
Intercompany receivable	1,025	—	—	(1,025)	—
Total current assets	14,853	700,194	178,113	(1,025)	892,135

Property and equipment, net	3,736	180,438	51,883	—	236,057
Goodwill	—	719,527	111,624	—	831,151
Intangible assets, net	—	103,109	1,365	—	104,474
Other assets	3,254	66,261	2,164	—	71,679
Deferred tax assets	—	—	9,707	—	9,707
Investments in subsidiaries	1,906,444	—	—	(1,906,444)	—
Total assets	$1,928,287	$1,769,529	$354,856	$(1,907,469)	$2,145,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$21,756	$72,979	$14,619	$—	$109,354
Customer deposits	—	24,626	8,910	—	33,536
Income taxes payable	—	—	738	—	738
Intercompany payable	—	—	1,025	(1,025)	—
Total current liabilities	21,756	97,605	25,292	(1,025)	143,628

Revolving unsecured credit facilities	260,000	—	—	—	260,000
Senior unsecured notes	196,545	—	—	—	196,545
Deferred tax liabilities	—	58,286	2,989	—	61,275
Other liabilities	—	33,769	—	—	33,769
Total liabilities	478,301	189,660	28,281	(1,025)	695,217

Total stockholders’ equity	1,449,986	1,579,869	326,575	(1,906,444)	1,449,986
Total liabilities and stockholders’ equity	$1,928,287	$1,769,529	$354,856	$(1,907,469)	$2,145,203

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2017

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$184,721	$75,273	$—	$259,994
Pawn loan fees	—	98,718	29,533	—	128,251
Consumer loan and credit services fees	—	20,744	476	—	21,220
Wholesale scrap jewelry sales	—	32,473	5,638	—	38,111
Total revenue	—	336,656	110,920	—	447,576

Cost of revenue:
Cost of retail merchandise sold	—	117,604	48,031	—	165,635
Consumer loan and credit services loss provision	—	3,987	105	—	4,092
Cost of wholesale scrap jewelry sold	—	30,361	4,588	—	34,949
Total cost of revenue	—	151,952	52,724	—	204,676

Net revenue	—	184,704	58,196	—	242,900

Expenses and other income:
Store operating expenses	—	104,119	32,625	—	136,744
Administrative expenses (1)	3,606	15,175	14,457	—	33,238
Depreciation and amortization	380	11,100	2,763	—	14,243
Interest expense	6,110	3	—	—	6,113
Interest income	(2)	—	(325)	—	(327)
Merger and other acquisition expenses	11	636	—	—	647
Total expenses and other income	10,105	131,033	49,520	—	190,658

Income (loss) before income taxes	(10,105)	53,671	8,676	—	52,242

Provision for income taxes	(3,289)	19,544	3,342	—	19,597

Income (loss) before equity in net income of subsidiaries	(6,816)	34,127	5,334	—	32,645

Equity in net income of subsidiaries	39,461	—	—	(39,461)	—

Net income (loss)	$32,645	$34,127	$5,334	$(39,461)	$32,645
Other comprehensive income (loss):
Currency translation adjustment	23,005	—	—	—	23,005
Comprehensive income (loss)	$55,650	$34,127	$5,334	$(39,461)	$55,650

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Revenue:
Retail merchandise sales	$—	$45,825	$72,951	$—	$118,776
Pawn loan fees	—	21,329	30,104	—	51,433
Consumer loan and credit services fees	—	5,127	559	—	5,686
Wholesale scrap jewelry sales	—	4,243	3,065	—	7,308
Total revenue	—	76,524	106,679	—	183,203

Cost of revenue:
Cost of retail merchandise sold	—	27,601	46,821	—	74,422
Consumer loan and credit services loss provision	—	907	140	—	1,047
Cost of wholesale scrap jewelry sold	—	3,443	2,428	—	5,871
Total cost of revenue	—	31,951	49,389	—	81,340

Net revenue	—	44,573	57,290	—	101,863

Expenses and other income:
Store operating expenses	—	23,935	31,476	—	55,411
Administrative expenses (1)	9,209	—	8,059	—	17,268
Depreciation and amortization	174	1,696	3,067	—	4,937
Interest expense	4,394	—	66	—	4,460
Interest income	(2)	—	(272)	—	(274)
Merger and other acquisition expenses	400	—	—	—	400
Total expenses and other income	14,175	25,631	42,396	—	82,202

Income (loss) before income taxes	(14,175)	18,942	14,894	—	19,661

Provision for income taxes	(5,178)	7,000	4,665	—	6,487

Income (loss) before equity in net income of subsidiaries	(8,997)	11,942	10,229	—	13,174

Equity in net income of subsidiaries	22,171	—	—	(22,171)	—

Net income (loss)	$13,174	$11,942	$10,229	$(22,171)	$13,174
Other comprehensive income (loss):
Currency translation adjustment	(2,489)	—	—	—	(2,489)
Comprehensive income (loss)	$10,685	$11,942	$10,229	$(22,171)	$10,685

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between the Parent Company and certain foreign Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$160,336	$54,143	$2,219	$(152,833)	$63,865
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	72,131	(4,942)	—	67,189
Purchases of property and equipment	(2,088)	(3,638)	(2,350)	—	(8,076)
Acquisitions of pawn stores, net of cash acquired	—	(17)	(837)	—	(854)
Investing activity with subsidiaries	(18,969)	—	—	18,969	—
Net cash flow provided by (used in) investing activities	(21,057)	68,476	(8,129)	18,969	58,259
Cash flow from financing activities:
Borrowings from revolving credit facilities	15,000	—	—	—	15,000
Repayments of revolving credit facilities	(138,000)	—	—	—	(138,000)
Purchases of treasury stock	(10,005)	—	—	—	(10,005)
Common stock dividends paid	(9,172)	—	—	—	(9,172)
Proceeds from intercompany financing related activity	—	18,055	914	(18,969)	—
Intercompany dividends paid	—	(149,097)	(3,736)	152,833	—
Net cash flow provided by (used in) financing activities	(142,177)	(131,042)	(2,822)	133,864	(142,177)
Effect of exchange rates on cash	—	—	3,246	—	3,246
Change in cash and cash equivalents	(2,898)	(8,423)	(5,486)	—	(16,807)
Cash and cash equivalents at beginning of the period	8,663	34,854	46,438	—	89,955
Cash and cash equivalents at end of the period	$5,765	$26,431	$40,952	$—	$73,148

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Cash flow from operating activities:
Net cash flow provided by (used in) operating activities	$28,542	$17,178	$13,083	$(33,727)	$25,076
Cash flow from investing activities:
Loan receivables, net of cash repayments	—	12,309	(7,016)	—	5,293
Purchases of property and equipment	(462)	(2,905)	(2,976)	—	(6,343)
Acquisitions of pawn stores, net of cash acquired	—	(774)	(25,271)	—	(26,045)
Investing activity with subsidiaries	(3,794)	—	—	3,794	—
Net cash flow provided by (used in) investing activities	(4,256)	8,630	(35,263)	3,794	(27,095)
Cash flow from financing activities:
Borrowings from revolving credit facilities	11,500	—	—	—	11,500
Repayments of revolving credit facilities	(29,500)	—	—	—	(29,500)
Repayments of debt assumed from acquisitions	—	—	(6,532)	—	(6,532)
Common stock dividends paid	(3,530)	—	—	—	(3,530)
Proceeds from intercompany financing related activity	—	3,679	115	(3,794)	—
Intercompany dividends paid	—	(30,414)	(3,313)	33,727	—
Net cash flow provided by (used in) financing activities	(21,530)	(26,735)	(9,730)	29,933	(28,062)
Effect of exchange rates on cash	—	—	(2,723)	—	(2,723)
Change in cash and cash equivalents	2,756	(927)	(34,633)	—	(32,804)
Cash and cash equivalents at beginning of the period	5,460	3,765	77,729	—	86,954
Cash and cash equivalents at end of the period	$8,216	$2,838	$43,096	$—	$54,150

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. References in this quarterly report on Form 10-Q to “year-to-date” refer to the three-month period from January 1, 2017 to March 31, 2017.

On September 1, 2016, the Company completed its previously announced merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying unaudited condensed consolidated results of operations for the three months ended March 31, 2017 include the results of operations for Cash America, affecting comparability of 2017 and 2016 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate Merger consideration based on the fair values of those identifiable assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve month measurement period from the date of the Merger as required by applicable accounting guidance. Due to the significance of the Merger, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

In thousands except share and per share amounts, unless otherwise indicated.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,000 store locations in the U.S. and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The Company’s pawn stores are also a convenient source for small consumer loans to help customers meet their short-term cash needs. Personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments are pledged as collateral for the loans. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the U.S. and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for 95% and 97% of the Company’s consolidated revenue during the three month periods ended March 31, 2017 and 2016, respectively.

Prior to the fourth quarter of 2016, the Company reported its results in one reportable segment, which aggregated the Company’s U.S. and Latin America operations. Primarily as a result of the Merger, the Company organized its operations during the fourth quarter of 2016 into two reportable segments: the U.S. operations segment and the Latin America operations segment. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador.

The Company recognizes pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any automatic extension or grace period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued pawn fee revenue. The Company records merchandise sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

The Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. In addition, 369 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for 5% and 3% of consolidated revenue during the three month periods ended March 31, 2017 and 2016, respectively.

The Company recognizes service fee income on consumer loan transactions on a constant-yield basis over the life of the loan and recognizes credit services fees ratably over the life of the extension of credit made by independent third-party lenders. Changes in the valuation reserve on consumer loans and credit services transactions are charged or credited to the consumer loan credit loss provision. The credit loss provision associated with the Company’s credit services organization program and consumer loans is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.

Stores included in the same-store calculations presented in this quarterly report are those stores that were opened or acquired prior to the beginning of the prior-year comparative period and remained open through the end of the reporting period. Also included are stores that were relocated during the applicable period within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise noted, same-store calculations exclude the results of the merged Cash America stores. Legacy Cash America same-store calculations refer to Cash America stores that were opened prior to the beginning of the prior-year comparative period (although not then owned by the Company) and remained open through the end of the reporting period.

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

OPERATIONS AND LOCATIONS

As of March 31, 2017, the Company had 2,090 store locations in 26 U.S. states, 32 states in Mexico, Guatemala and El Salvador, which represents a net store-count increase of 64% over the number of stores at March 31, 2016, primarily as a result of the Merger.

The following table details store count activity for the three months ended March 31, 2017:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	1,085	45	1,130
New locations opened	1	—	1
Locations acquired	1	—	1
Locations closed or consolidated	(8)	—	(8)
Total locations, end of period	1,079	45	1,124

Latin America:
Total locations, beginning of period	927	28	955
New locations opened	13	—	13
Locations closed or consolidated	(2)	—	(2)
Total locations, end of period	938	28	966

Total:
Total locations, beginning of period	2,012	73	2,085
New locations opened	14	—	14
Locations acquired	1	—	1
Locations closed or consolidated	(10)	—	(10)
Total locations, end of period	2,017	73	2,090

(1)
At March 31, 2017, 320 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offered consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or a credit services product and are located in Ohio, Texas, California and limited markets in Mexico. The table does not include 64 check cashing locations operated by independent franchisees under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2016 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2017.

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies of the condensed consolidated financial statements contained in Part I, Item 1 of this report for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF CONTINUING OPERATIONS (unaudited)

Constant Currency Results

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP measures which exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The scrap jewelry generated in Latin America is sold and settled in U.S. dollars and is therefore not affected by foreign currency translation. A small percentage of the operating and administrative expenses in Latin America are also billed and paid in U.S. dollars which are not effected by foreign currency translation.

The average value of the Mexican peso to the U.S. dollar decreased 13%, from 18.0 to 1 during the first quarter of 2016 to 20.4 to 1 during the first quarter of 2017, and the end-of-period value of the Mexican peso to the U.S. dollar decreased 8%, from 17.4 to 1 at March 31, 2016 to 18.8 to 1 at March 31, 2017. The average value of the Guatemalan quetzal to the U.S. dollar increased 4%, from 7.7 to 1 in the first quarter of 2016 to 7.4 to 1 during the first quarter of 2017, and the end-of-period value of the Guatemalan quetzal to the U.S. dollar increased 5%, from 7.7 to 1 at March 31, 2016 to 7.3 to 1 at March 31, 2017.

Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the U.S. operations segment as of March 31, 2017 as compared to March 31, 2016:

	Balance at March 31,		Increase /
	2017	2016	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$244,233	$59,318	312%
Consumer loans, net (1)	21,833	542	3,928%
Inventories	257,531	49,954	416%
	$523,597	$109,814	377%

Average outstanding pawn loan amount (in ones)	$154	$169	(9)%

Composition of pawn collateral:
General merchandise	36%	45%
Jewelry	64%	55%
	100%	100%

Composition of inventories:
General merchandise	44%	57%
Jewelry	56%	43%
	100%	100%

Percentage of inventory aged greater than one year	12%	8%

(1)
Does not include the off-balance sheet principal portion of active CSO extensions of credit made by independent third-party lenders. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $9,094 and $5,250 as of March 31, 2017 and 2016, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	March 31,
U.S. Operations Segment	2017	2016	Increase
Revenue:
Retail merchandise sales	$193,666	$55,061	252%
Pawn loan fees	101,818	24,245	320%
Consumer loan and credit services fees	20,815	5,209	300%
Wholesale scrap jewelry sales	32,897	4,794	586%
Total revenue	349,196	89,309	291%

Cost of revenue:
Cost of retail merchandise sold	123,497	33,667	267%
Consumer loan and credit services loss provision	3,990	907	340%
Cost of wholesale scrap jewelry sold	30,682	3,862	694%
Total cost of revenue	158,169	38,436	312%

Net revenue	191,027	50,873	275%

Segment expenses:
Store operating expenses	107,968	27,869	287%
Depreciation and amortization	6,419	1,498	329%
Total segment expenses	114,387	29,367	290%

Segment pre-tax operating income	$76,640	$21,506	256%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 252% to $193,666 during the first quarter of 2017 compared to $55,061 for the first quarter of 2016. The increase was primarily due to the inclusion of Cash America’s results for the first quarter of 2017 as a result of the Merger (“Cash America Results”), which accounted for 101% of the increase in retail merchandise sales. During the first quarter of 2017, the gross profit margin on retail merchandise sales in the U.S. was 36% compared to a margin of 39% during the first quarter of 2016, reflecting the impact of historically lower margins in the Cash America stores.

U.S. inventories increased 416% from $49,954 at March 31, 2016 to $257,531 at March 31, 2017. The increase was due to the inclusion of $211,911 of Cash America inventories partially offset by a 9% decline in legacy First Cash store inventories. Included in the Cash America inventory balance as of March 31, 2017 was $6,105 of scrap inventories in transit or held in processing locations. The shift in the composition of pawn inventory from general merchandise to jewelry was primarily due to the Cash America stores carrying greater quantities of jewelry merchandise compared to legacy First Cash stores. The increase in inventory aged greater than one year was primarily due to the inclusion of the Cash America stores, which have historically carried higher aged balances than legacy First Cash stores, partially offset by a decrease in aged inventory at legacy First Cash stores.

Pawn Lending Operations

U.S. pawn loan fees increased 320% totaling $101,818 during the first quarter of 2017 compared to $24,245 for the first quarter of 2016. Pawn loan receivables in the U.S. as of March 31, 2017 increased 312% compared to March 31, 2016. The increase in pawn loan fees and pawn loan receivables was due to the inclusion of the Cash America Results following the Merger, which accounted for 99% of the pawn fee and pawn receivable increases. Legacy First Cash same-store pawn receivables increased 4% while legacy Cash America same-store pawn receivables decreased 12% as of March 31, 2017 compared to March 31, 2016. Legacy First Cash same-store pawn loan fees increased 4% while legacy Cash America same-store pawn loan fees decreased 3% in the first quarter of 2017 compared to the first quarter of 2016. The decline in legacy Cash America same-store pawn receivables and pawn loan fees was primarily due to the expected impact of reducing the holding period on delinquent pawn loans, reducing loan values on general merchandise loans and a reduction in traffic and volume patterns in many of the Cash America stores. The shift in the composition of pawn receivables from general merchandise to jewelry was primarily due to the Cash America stores, which have historically carried a higher percentage of jewelry loans than legacy First Cash stores.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) increased 300% to $20,815 during the first quarter of 2017 compared to $5,209 for the first quarter of 2016. The increase in fees was due to the inclusion of the Cash America Results following the Merger. Excluding the Cash America Results, consumer loan and credit services fees decreased 27% as the Company continues to deemphasize consumer lending operations in light of increasing regulatory constraints. Revenues from consumer lending operations comprised 6% of total U.S. revenue during the first quarter of 2017 and 2016.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue during the first quarter of 2017 consisted primarily of gold sales, which increased 586% to $32,897 during the first quarter of 2017 compared to $4,794 during the first quarter of 2016. The increase in wholesale scrap jewelry revenue was primarily due to the inclusion of the Cash America Results following the Merger, which accounted for 101% of the increase in wholesale scrap jewelry revenue. The scrap gross profit margin in the U.S. was 7% compared to the prior-year margin of 19%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for the first quarter of 2017 compared to 2% in the first quarter of 2016.

Store Operating Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 287% to $107,968 during the first quarter of 2017 compared to $27,869 during the first quarter of 2016, primarily as a result of the Merger. Same-store operating expenses increased 1% and decreased 4% in the legacy First Cash and Cash America stores, respectively, compared with the prior-year period.

The U.S. segment pre-tax operating income for the first quarter of 2017 was $76,640, which generated a pre-tax segment operating margin of 22% compared to $21,506 and 24% in the prior year, respectively.

Depreciation and Amortization

U.S. store depreciation and amortization increased 329% to $6,419 during the first quarter of 2017 compared to $1,498 during the first quarter of 2016, primarily as a result of the Merger.

Latin America Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the Latin America operations segment as of March 31, 2017 as compared to March 31, 2016:

				Constant Currency Basis
				Balance at
				March 31,	Increase /
	Balance at March 31,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$70,272	$67,302	4%	$75,484	12%
Consumer loans, net	376	443	(15)%	406	(8)%
Inventories	50,634	40,760	24%	54,388	33%
	$121,282	$108,505	12%	$130,278	20%

Average outstanding pawn loan amount (in ones)	$62	$64	(3)%	$66	3%

Composition of pawn collateral:
General merchandise	81%	82%
Jewelry	19%	18%
	100%	100%

Composition of inventories:
General merchandise	74%	82%
Jewelry	26%	18%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,	Increase /
	March 31,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$66,328	$63,715	4%	$74,544	17%
Pawn loan fees	26,433	27,188	(3)%	29,644	9%
Consumer loan and credit services fees	405	477	(15)%	458	(4)%
Wholesale scrap jewelry sales	5,214	2,514	107%	5,214	107%
Total revenue	98,380	93,894	5%	109,860	17%

Cost of revenue:
Cost of retail merchandise sold	42,138	40,755	3%	47,325	16%
Consumer loan and credit services loss provision	102	140	(27)%	115	(18)%
Cost of wholesale scrap jewelry sold	4,267	2,009	112%	4,826	140%
Total cost of revenue	46,507	42,904	8%	52,266	22%

Net revenue	51,873	50,990	2%	57,594	13%

Segment expenses:
Store operating expenses	28,776	27,542	4%	31,962	16%
Depreciation and amortization	2,397	2,650	(10)%	2,662	—%
Total segment expenses	31,173	30,192	3%	34,624	15%

Segment pre-tax operating income	$20,700	$20,798	—%	$22,970	10%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 4% (17% on a constant currency basis) to $66,328 during the first quarter of 2017 compared to $63,715 for the first quarter of 2016. The increase was primarily due to an 11% increase in same-store constant currency retail sales. The gross profit margin on retail merchandise sales was 36% during the first quarter of 2017 and 2016.

Inventories in Latin America increased 24% (33% on a constant currency basis) from $40,760 at March 31, 2016 to $50,634 at March 31, 2017. The increase was consistent with the growth in store counts from store openings in Latin America and the maturation of existing stores. The shift in the composition of pawn inventory from general merchandise to jewelry was primarily due to larger jewelry counts carried in certain stores as of March 31, 2017, as the Company modified the scrap processing schedule in certain Latin America stores during 2016 to collect scrap jewelry on a less frequent basis to more efficiently manage the collection process.

Pawn Lending Operations

Pawn loan fees in Latin America decreased 3% (increased 9% on a constant currency basis) totaling $26,433 during the first quarter of 2017 compared to $27,188 for the first quarter of 2016. Latin America pawn loan receivables as of March 31, 2017 increased 4% (12% on a constant currency basis) compared to March 31, 2016. The constant currency increase of pawn receivables reflects expected organic growth from maturing pawn stores and acquisitions. Latin America same-store pawn receivables increased 3% (11% on a constant currency basis). The constant currency increase in pawn receivables reflected increased customer demand and continued maturation of existing stores.

Store Operating Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 4% (16% on a constant currency basis) to $28,776 during the first quarter of 2017 compared to $27,542 during the first quarter of 2016, primarily as a result of store additions, partially offset by a 13% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses decreased 6% (increased 4% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for the first quarter of 2017 was $20,700, which generated a pre-tax segment operating margin of 21% compared to $20,798 and 22% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016:

	Three Months Ended
	March 31,		Increase /
	2017	2016	(Decrease)
Consolidated results of operations
U.S. operations segment pre-tax operating income	$76,640	$21,506	256%
Latin America operations segment pre-tax operating income	20,700	20,798	—%
Consolidated segment pre-tax operating income	97,340	42,304	130%

Corporate expenses and other income:
Administrative expenses	33,238	17,268	92%
Depreciation and amortization	5,427	789	588%
Interest expense	6,113	4,460	37%
Interest income	(327)	(274)	19%
Merger and other acquisition expenses	647	400	62%
Total corporate expenses and other income	45,098	22,643	99%

Income before income taxes	52,242	19,661	166%

Provision for income taxes	19,597	6,487	202%

Net income	$32,645	$13,174	148%

Comprehensive income	$55,650	$10,685	421%

Administrative Expenses, Depreciation and Amortization, Interest and Taxes

Administrative expenses increased 92% to $33,238 during the first quarter of 2017 compared to $17,268 during the first quarter of 2016, primarily as a result of the Merger and a 65% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by a 13% decline in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses decreased from 9% during the first quarter of 2016 to 7% during the first quarter of 2017 primarily due to synergies realized from the Merger and the previously disclosed Maxi Prenda acquisition (“Maxi Prenda Acquisition”) in late 2015 and early 2016.

Depreciation and amortization increased to $5,427 during the first quarter of 2017 compared to $789 during the first quarter of 2016 primarily due to the assumption of substantial corporate property and equipment and $2,558 in amortization expense related to intangible assets acquired as a result of the Merger.

Interest expense increased to $6,113 in the first quarter of 2017 compared to $4,460 for the first quarter of 2016. See “—Liquidity and Capital Resources.”

For the first quarter of 2017 and 2016, the Company’s effective federal income tax rates were 37.5% and 33.0%, respectively. The increase in the effective tax rate was primarily due to the increase in taxable U.S. sourced income due to the Merger, which is subject to a higher tax rate than taxable income sourced in Latin America, and certain additional foreign tax expenses incurred in the first quarter of 2017.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the first quarter of 2017 compared to the first quarter of 2016:

	Three Months Ended March 31,
	2017		2016
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$447,576	$447,576	$183,203	$183,203
Net revenue	$242,900	$242,900	$101,863	$101,863
Net income	$32,645	$33,053	$13,174	$13,434
Diluted EPS	$0.67	$0.68	$0.47	$0.48
Weighted avg diluted shares	48,402	48,402	28,241	28,241

As reported (GAAP) net income and adjusted net income for the quarter ended March 31, 2017 increased 148% and 146%, respectively, compared to the prior-year period. As reported (GAAP) earnings per share and adjusted earnings per share increased 43% and 42%, respectively, reflecting growth in net income that was partially offset by the increase in weighted average diluted shares outstanding due to the Merger and the 13% decline in the average value of the Mexican peso compared to the first quarter of 2016.

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as Merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, the Company’s primary sources of liquidity were $73,148 in cash and cash equivalents, $267,044 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $374,735 in customer loans and pawn loan fees and service charges receivable and $308,165 in inventories. As of March 31, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was $40,336, which is primarily held in Mexican pesos. The Company had working capital of $671,048 as of March 31, 2017 and total equity exceeded liabilities by a ratio of 2.7 to 1.

On March 24, 2014, the Company issued $200,000 of 6.75% senior notes due on April 1, 2021 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1. The Notes carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after April 1, 2020 at par, plus accrued and unpaid interest, if any, and on or after April 1, 2017 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee the 2016 Credit Facility (as defined below). The Notes permit the Company to make certain restricted payments, such as purchasing shares of its stock and paying cash dividends, within certain parameters, the most restrictive of which generally limits such restricted payments to 50% of net income, adjusted for certain items as described in the indenture. As of March 31, 2017, 2016 and December 31, 2016, deferred debt issuance costs of $3,279, $3,963 and $3,455, respectively, are included as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

At March 31, 2017, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400,000, which matures in September 2021. At March 31, 2017, the Company had $137,000 in outstanding borrowings and $5,956 in outstanding letters of credit under the 2016 Credit Facility, leaving $257,044 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at March 31, 2017 was 3.50% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants and the Company is allowed to make certain restricted payments, such as purchasing shares of its stock, within certain parameters provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of March 31, 2017, and believes it has the capacity to borrow a substantial portion of the amount available under the 2016 Credit Facility under the most restrictive covenant.

At March 31, 2017, the Company maintained a U.S. dollar denominated line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of March 31, 2017, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At March 31, 2017, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

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

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives and its stock repurchase program.

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (unaudited):

	Three Months Ended
	March 31,
	2017	2016
Cash flow provided by operating activities	$63,865	$25,076
Cash flow provided by (used in) investing activities	$58,259	$(27,095)
Cash flow used in financing activities	$(142,177)	$(28,062)

	Balance at March 31,
	2017	2016
Working capital	$671,048	$240,521
Current ratio	6.70:1	5.30:1
Liabilities to equity	37%	72%

Net cash provided by operating activities increased $38,789, or 155%, from $25,076 for the three months ended March 31, 2016 to $63,865 for the three months ended March 31, 2017, due primarily to an increase in net income of $19,471 and net changes in certain non-cash adjustments and operating assets and liabilities (as noted in the condensed consolidated statements of cash flows).

Net cash provided by investing activities increased $85,354, or 315%, from net cash used in investing activities of $27,095 for the three months ended March 31, 2016 to net cash provided by investing activities of $58,259 for the three months ended March 31, 2017. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions and purchases of property and equipment. In addition, net cash flows related to fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $854 in cash related to acquisitions during the three months ended March 31, 2017 compared to $26,045 in the prior-year period. The Company received net repayments on loan receivables of $67,189 during the three months ended March 31, 2017 compared to $5,293 during the three months ended March 31, 2016.

Net cash used in financing activities increased $114,115, or 407%, from $28,062 for the three months ended March 31, 2016 to $142,177 for the three months ended March 31, 2017. Net payments on the Company’s credit facilities were $123,000 during the three months ended March 31, 2017 compared to $18,000 during the three months ended March 31, 2016. In addition, the Company repaid $6,532 in peso-denominated debt assumed from the Maxi Prenda Acquisition during the three months ended March 31, 2016. The Company repurchased $10,005 worth of shares of its common stock and paid dividends of $9,172 during the three months ended March 31, 2017, compared to dividends paid of $3,530 during the three months ended March 31, 2016.

During the three months ended March 31, 2017, the Company opened 13 new pawn stores in Latin America, opened one pawn store in the U.S. and acquired one pawn store in the U.S. The purchase price of the 2017 acquisition was $862, net of cash acquired and certain post-closing adjustments. The purchase was composed of $837 in cash paid during the three months ended March 31, 2017 and $25 of deferred purchase price payable to the sellers on or before May 2017. During the three months ended March 31, 2017, the Company also paid $17 of deferred purchase price amounts payable related to prior-year acquisitions. The Company funded $8,076 in capital expenditures during the three months ended March 31, 2017, related primarily to maintenance capital expenditures and new store additions.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2017, the Company expects to add approximately 85 stores, primarily in Latin America, including plans for additional stores in Mexico, Guatemala and potentially its first stores in Colombia later in the year. The Company expects that total capital expenditures for the remainder of 2017, including expenditures for new and remodeled stores and other corporate assets, will total approximately $32,000 to $37,000. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2017.

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

In connection with the Merger, the Company assumed forward gold sales contracts entered into by Cash America. As of March 31, 2017, the Company has gold commitments of 19,900 gold ounces deliverable through December 31, 2017. The ounces required to be delivered are well within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10,005 and an average cost per share of $43.94 and 920,000 shares remain available for repurchase under the repurchase program. The Company intends to continue repurchases under its repurchase program in 2017 through open market transactions under a 10b-5 plan subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

In July 2016 and in connection with the Merger, the Company’s Board of Directors approved a plan to increase the annual dividend to $0.76 per share, or $0.19 per share quarterly, beginning in the fourth quarter of 2016. In April 2017, the Company’s Board of Directors declared a $0.19 per share second quarter cash dividend, or an aggregate of $9,177 based on current share counts, on common shares outstanding, which will be paid on May 31, 2017 to stockholders of record as of May 15, 2017. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

Non-GAAP Financial Information

The Company uses certain financial calculations such as adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than generally accepted accounting principles (“GAAP”), primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in Securities and Exchange Commission (“SEC”) rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow and constant currency results as presented may not be comparable to other similarly titled measures of other companies.

The Company expects to incur additional expenses over the next two years in connection with its Merger and integration with Cash America. The Company has adjusted the applicable financial measures to exclude these items because it generally would not incur such costs and expenses as part of its continuing operations. The Merger related expenses are predominantly incremental costs directly associated with the Merger and integration of Cash America, including professional fees, legal expenses, severance and retention payments, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

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

The following tables provide a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (unaudited):

	Three Months Ended March 31,
	2017		2016
	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$32,645	$0.67	$13,174	$0.47
Adjustments, net of tax:
Merger related expenses
Transaction	—	—	166	0.01
Severance and retention	354	0.01	—	—
Other	54	—	—	—
Total merger related expenses	408	0.01	166	0.01
Other acquisition expenses	—	—	94	—
Adjusted net income	$33,053	$0.68	$13,434	$0.48

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above (unaudited):

	Three Months Ended March 31,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger related expenses	$647	$239	$408	$250	$84	$166
Other acquisition expenses	—	—	—	150	56	94
Total adjustments	$647	$239	$408	$400	$140	$260

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance. However, EBITDA and adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for net income or other statement of income data prepared in accordance with GAAP. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA (unaudited):

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income	$32,645	$13,174	$79,598	$57,096
Income taxes	19,597	6,487	46,430	25,857
Depreciation and amortization (1)	14,243	4,937	41,171	17,925
Interest expense	6,113	4,460	21,973	17,327
Interest income	(327)	(274)	(804)	(1,496)
EBITDA	72,271	28,784	188,368	116,709
Adjustments:
Merger related expenses	647	250	36,617	250
Other acquisition expenses	—	150	300	2,960
Restructuring expenses related to U.S. consumer loan operations	—	—	—	8,749
Net gain on sale of common stock of Enova	—	—	(1,299)	—
Adjusted EBITDA	$72,918	$29,184	$223,986	$128,668

Adjusted EBITDA margin calculated as follows:
Total revenue			$1,352,750	$711,782
Adjusted EBITDA			$223,986	$128,668
Adjusted EBITDA as a percentage of revenue			17%	18%

(1)	For the trailing twelve months ended March 31, 2016, excludes $404 of depreciation and amortization, which is included in the restructuring expenses related to U.S. consumer loan operations.

Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow, which the Company defines as cash flow from operating activities reduced by purchases of property and equipment and net cash outflow from loan receivables. Free cash flow is commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. The following table reconciles “net cash flow from operating activities” to “free cash flow” (unaudited):

	Trailing Twelve Months Ended
	March 31,
	2017	2016
Cash flow from operating activities	$135,643	$90,395
Cash flow from investing activities:
Loan receivables, net of cash repayments	45,824	(6,735)
Purchases of property and equipment	(35,596)	(23,030)
Free cash flow	$145,871	$60,630

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

The Company believes constant currency results provide investors with valuable supplemental information regarding the underlying performance of its business operations in Latin America, consistent with how the Company’s management evaluates such performance and operating results. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. See the Latin America operations segment tables in “—Results of Continuing Operations” above for additional reconciliation of certain constant currency amounts to as reported GAAP amounts.

The following table provides exchange rates for the Mexican peso and Guatemalan quetzal for the current and prior year periods (unaudited):

	March 31,		Increase /
	2017	2016	Decrease
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.8	17.4	(8)%
Three months ended	20.4	18.0	(13)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.3	7.7	5%
Three months ended	7.4	7.7	4%

Regulatory Developments

The Company is subject to significant regulation of its pawn, consumer loan and general business operations in all of the jurisdictions in which it operates. These regulations are implemented through various laws, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the U.S. and Latin America. These regulatory bodies often have broad discretionary authority in the establishment, interpretation and enforcement of such regulations. These regulations are subject to change, sometimes significantly, as a result of political, economic or social trends, events and media perceptions.

The Company is subject to specific laws, ordinances and regulations primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures. In many municipal, state and federal jurisdictions, in both the U.S. and countries in Latin America, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2016 annual report on Form 10-K filed with the SEC on March 1, 2017. There have been no material changes to the Company’s regulatory developments since December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2016 annual report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of March 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2016 annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of the Company’s 2016 annual report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2016 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(In thousands except share and per share amounts)

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the three months ended March 31, 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10,005 and an average cost per share of $43.94 and 920,000 shares remain available for repurchase under the repurchase program. The Company intends to continue repurchases under its repurchase program in 2017 through open market transactions under a 10b-5 plan subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the program was in effect during the three months ended March 31, 2017:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2017	—	$—	—	1,148,000
February 1 through February 28, 2017	228,000	43.94	228,000	920,000
March 1 through March 31, 2017	—	—	—	920,000
Total	228,000	$43.94	228,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
10.1	Performance-Based Restricted Stock Unit Award Agreement *					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2017, filed with the SEC on May 4, 2017, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2017, March 31, 2016 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and March 31, 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: May 4, 2017	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(Principal Executive Officer)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
10.1	Performance-Based Restricted Stock Unit Award Agreement *					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2017, filed with the SEC on May 4, 2017, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2017, March 31, 2016 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and March 31, 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.
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