Form 10-Q
period 2017-06-30
FIRSTCASH, INC
filed 2017-08-07
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

As of July 31, 2017, there were 47,719,970 shares of common stock outstanding.

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2017	2016	2016
ASSETS
Cash and cash equivalents	$91,434	$46,274	$89,955
Fees and service charges receivable	42,810	18,259	41,013
Pawn loans	353,399	134,658	350,506
Consumer loans, net	24,192	1,060	29,204
Inventories	301,361	91,861	330,683
Income taxes receivable	23,866	3,938	25,510
Prepaid expenses and other current assets	19,667	3,843	25,264
Total current assets	856,729	299,893	892,135

Property and equipment, net	237,282	123,895	236,057
Goodwill	838,111	312,488	831,151
Intangible assets, net	98,664	5,601	104,474
Other assets	61,145	4,007	71,679
Deferred tax assets	12,388	10,720	9,707
Total assets	$2,104,319	$756,604	$2,145,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$85,684	$35,566	$109,354
Customer deposits	37,601	15,490	33,536
Income taxes payable	1,807	1,559	738
Total current liabilities	125,092	52,615	143,628

Revolving unsecured credit facilities	97,000	50,500	260,000
Senior unsecured notes	294,804	196,203	196,545
Deferred tax liabilities	74,298	23,800	61,275
Other liabilities	21,693	—	33,769
Total liabilities	612,887	323,118	695,217

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	403	493
Additional paid-in capital	1,218,822	203,414	1,217,969
Retained earnings	416,937	661,390	387,401
Accumulated other comprehensive loss	(83,464)	(95,113)	(119,806)
Common stock held in treasury, at cost	(61,356)	(336,608)	(36,071)
Total stockholders’ equity	1,491,432	433,486	1,449,986
Total liabilities and stockholders’ equity	$2,104,319	$756,604	$2,145,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Retail merchandise sales	$243,822	$115,543	$503,816	$234,319
Pawn loan fees	122,632	51,878	250,883	103,311
Consumer loan and credit services fees	18,529	4,916	39,749	10,602
Wholesale scrap jewelry sales	31,646	9,642	69,757	16,950
Total revenue	416,629	181,979	864,205	365,182

Cost of revenue:
Cost of retail merchandise sold	156,473	71,345	322,108	145,767
Consumer loan and credit services loss provision	5,142	1,320	9,234	2,367
Cost of wholesale scrap jewelry sold	30,590	7,853	65,539	13,724
Total cost of revenue	192,205	80,518	396,881	161,858

Net revenue	224,424	101,461	467,324	203,324

Expenses and other income:
Store operating expenses	137,070	54,578	273,814	109,989
Administrative expenses	30,305	16,509	63,543	33,777
Depreciation and amortization	14,689	4,947	28,932	9,884
Interest expense	5,585	4,326	11,698	8,786
Interest income	(393)	(224)	(720)	(498)
Merger and other acquisition expenses	1,606	4,079	2,253	4,479
Loss on extinguishment of debt	14,094	—	14,094	—
Total expenses and other income	202,956	84,215	393,614	166,417

Income before income taxes	21,468	17,246	73,710	36,907

Provision for income taxes	6,229	5,573	25,826	12,060

Net income	$15,239	$11,673	$47,884	$24,847

Net income per share:
Basic	$0.32	$0.41	$0.99	$0.88
Diluted	$0.32	$0.41	$0.99	$0.88

Dividends declared per common share	$0.190	$0.125	$0.380	$0.250

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$15,239	$11,673	$47,884	$24,847
Other comprehensive income (loss):
Currency translation adjustment	13,337	(14,214)	36,342	(16,703)
Comprehensive income (loss)	$28,576	$(2,541)	$84,226	$8,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986
Shares issued under share-based com-pensation plan	—	—	—	—	(440)	—	—	(10)	440	—
Exercise of stock options	—	—	—	—	(242)	—	—	(13)	549	307
Share-based compensa-tion expense	—	—	—	—	1,535	—	—	—	—	1,535
Net income	—	—	—	—	—	47,884	—	—	—	47,884
Dividends paid	—	—	—	—	—	(18,348)	—	—	—	(18,348)
Currency translation adjustment	—	—	—	—	—	—	36,342	—	—	36,342
Repurchases of treasury stock	—	—	—	—	—	—	—	518	(26,274)	(26,274)
Balance at 6/30/2017	—	$—	49,276	$493	$1,218,822	$416,937	$(83,464)	1,264	$(61,356)	$1,491,432

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

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2017	2016
Cash flow from operating activities:
Net income	$47,884	$24,847
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	5,973	417
Share-based compensation expense	1,535	1,021
Depreciation and amortization expense	28,932	9,884
Amortization of debt issuance costs	864	462
Amortization of favorable/(unfavorable) lease intangibles, net	(487)	—
Loss on extinguishment of debt	14,094	—
Deferred income taxes, net	11,886	2,562
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	(478)	(1,541)
Inventories	8,588	599
Prepaid expenses and other assets	12,379	3,899
Accounts payable, accrued liabilities and other liabilities	(30,959)	(650)
Income taxes	2,602	(1,927)
Net cash flow provided by operating activities	102,813	39,573
Cash flow from investing activities:
Loan receivables, net of cash repayments	33,963	(9,466)
Purchases of property and equipment	(17,401)	(17,073)
Acquisitions of pawn stores, net of cash acquired	(1,115)	(27,653)
Net cash flow provided by (used in) investing activities	15,447	(54,192)
Cash flow from financing activities:
Borrowings from revolving credit facilities	120,000	29,500
Repayments of revolving credit facilities	(283,000)	(37,000)
Repayments of debt assumed from acquisitions	—	(6,532)
Issuance of senior unsecured notes	300,000	—
Repurchase/redemption of senior unsecured notes	(200,000)	—
Repurchase/redemption premiums paid on senior unsecured notes	(10,875)	—
Debt issuance costs paid	(4,718)	(23)
Purchases of treasury stock	(26,274)	—
Proceeds from exercise of share-based compensation awards	307	—
Dividends paid	(18,348)	(7,061)
Net cash flow used in financing activities	(122,908)	(21,116)
Effect of exchange rates on cash	6,127	(4,945)
Change in cash and cash equivalents	1,479	(40,680)
Cash and cash equivalents at beginning of the period	89,955	86,954
Cash and cash equivalents at end of the period	$91,434	$46,274

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017. The condensed consolidated financial statements as of June 30, 2017 and 2016, and for the three month and six month periods ended June 30, 2017 and 2016, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year.

On September 1, 2016, the Company completed its merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying unaudited condensed consolidated results of operations for the three month and six month periods ended June 30, 2017 include the results of operations for Cash America, affecting comparability of 2017 and 2016 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate Merger consideration based on the fair values of those identifiable assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve month measurement period from the date of the Merger as required by applicable accounting guidance. Due to the significance of the Merger, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

The Company has significant operations in Latin America, where in Mexico and Guatemala the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month and six month periods ended June 30, 2017 and 2016. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Certain amounts in prior year comparative presentations have been reclassified in order to conform to the 2017 presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606),” which delayed the effective date of ASU 2014-09 by one year. In addition, between March 2016 and December 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)” (“ASU 2016-08”), ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from

Contracts with Customers” (“ASU 2016-20”). ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 become effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual reporting periods beginning after December 15, 2016. Entities are permitted to apply ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 either retrospectively or through an alternative transition model. The Company is currently assessing the potential impact of ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on its consolidated financial statements.

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

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2016-13 on its consolidated financial statements.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$15,239	$11,673	$47,884	$24,847

Denominator (in thousands):
Weighted-average common shares for calculating basic earnings per share	48,261	28,243	48,324	28,242
Effect of dilutive securities:
Stock options and nonvested stock awards	28	—	21	—
Weighted-average common shares for calculating diluted earnings per share	48,289	28,243	48,345	28,242

Net income per share:
Basic	$0.32	$0.41	$0.99	$0.88
Diluted	$0.32	$0.41	$0.99	$0.88

Note 3 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs:

	June 30,		December 31,
	2017	2016	2016
Senior unsecured notes:
5.375% senior notes due 2024 (1)	$294,804	$—	$—
6.75% senior notes due 2021 (2)	—	196,203	196,545
	$294,804	$196,203	$196,545

Revolving unsecured credit facility, maturing 2022	$97,000	$50,500	$260,000

(1)
As of June 30, 2017, deferred debt issuance costs of $5,196 are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying condensed consolidated balance sheets.

(2)
As of June 30, 2016 and December 31, 2016, deferred debt issuance costs of $3,797 and $3,455, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2021 in the accompanying condensed consolidated balance sheets.

Senior Unsecured Notes

On May 30, 2017, the Company completed an offering of $300,000 of 5.375% senior notes due on June 1, 2024 (the “Notes”). Interest on the Notes will be payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2017. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The Company used the proceeds from the offering to repurchase, or otherwise redeem, its outstanding $200,000, 6.75% senior notes due 2021 (the “2021 Notes”), to pay down the Company’s credit facility and to pay for related fees and expenses associated with the offering and the repurchase and redemption of the 2021 Notes. The Company is capitalizing approximately $5,200 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its primary revolving bank credit facility. The Notes will permit the Company to make share repurchases of up to $100,000 with the net proceeds of the Notes and other available funds and to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1.00. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period.

The Company may redeem the Notes at any time on or after June 1, 2020, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. In addition, prior to June 1, 2020, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the Indenture. The Company may redeem up to 35% of the Notes prior to June 1, 2020, with the proceeds of certain equity offerings at a redemption price of 105.375% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any. In addition, upon a change of control, noteholders have the right to require the Company to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

During the three months ended June 30, 2017, the Company repurchased through a tender offer, or otherwise redeemed, all outstanding 2021 Notes. As a result, the Company recognized a loss on extinguishment of debt of $14,094, which includes the tender or redemption premiums paid over the outstanding $200,000 principal amount of the 2021 Notes and other reacquisition costs of $10,875 and the write off of unamortized debt issuance costs of $3,219.
Revolving Credit Facilities

At June 30, 2017, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400,000. In May 2017, the term of the 2016 Credit Facility was extended through September 2, 2022. The calculation of the fixed charge coverage ratio was also amended to remove share repurchases from the calculation to provide greater flexibility for making future share repurchases and paying cash dividends.

At June 30, 2017, the Company had $97,000 in outstanding borrowings and a $4,456 outstanding letter of credit under the 2016 Credit Facility, leaving $298,544 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at June 30, 2017 was 3.73% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of June 30, 2017. During the six months ended June 30, 2017, the Company made net payments of $163,000 pursuant to the 2016 Credit Facility.

At June 30, 2017, the Company maintained a U.S. dollar denominated line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of June 30, 2017. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At June 30, 2017, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

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

Recurring Fair Value Measurements

Prior to the Merger, Cash America had a nonqualified savings plan that was available to certain members of its management. Upon completion of the Merger, the nonqualified savings plan was terminated and during the three months ended March 31, 2017, the Company dissolved the plan and distributed the remaining assets to the participants.

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

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2016 were as follows:

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash America nonqualified savings plan-related assets	$12,663	$12,663	$—	$—
	$12,663	$12,663	$—	$—

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2017, 2016 and December 31, 2016 that are not measured at fair value in the condensed consolidated balance sheets are as follows:

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$91,434	$91,434	$91,434	$—	$—
Pawn loans	353,399	353,399	—	—	353,399
Consumer loans, net	24,192	24,192	—	—	24,192
Fees and service charges receivable	42,810	42,810	—	—	42,810
	$511,835	$511,835	$91,434	$—	$420,401

Financial liabilities:
Revolving unsecured credit facilities	$97,000	$97,000	$—	$97,000	$—
Senior unsecured notes, outstanding principal	300,000	312,000	—	312,000	—
	$397,000	$409,000	$—	$409,000	$—

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2016	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,274	$46,274	$46,274	$—	$—
Pawn loans	134,658	134,658	—	—	134,658
Consumer loans, net	1,060	1,060	—	—	1,060
Fees and service charges receivable	18,259	18,259	—	—	18,259
	$200,251	$200,251	$46,274	$—	$153,977

Financial liabilities:
Revolving unsecured credit facilities	$50,500	$50,500	$—	$50,500	$—
Senior unsecured notes, outstanding principal	200,000	202,000	—	202,000	—
	$250,500	$252,500	$—	$252,500	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2016	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,955	$89,955	$89,955	$—	$—
Pawn loans	350,506	350,506	—	—	350,506
Consumer loans, net	29,204	29,204	—	—	29,204
Fees and service charges receivable	41,013	41,013	—	—	41,013
	$510,678	$510,678	$89,955	$—	$420,723

Financial liabilities:
Revolving unsecured credit facilities	$260,000	$260,000	$—	$260,000	$—
Senior unsecured notes, outstanding principal	200,000	208,000	—	208,000	—
	$460,000	$468,000	$—	$468,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying value of cash and cash equivalents approximates fair value. Due to their short-term maturities, the carrying value of pawn loans and loan fees and service charges receivable approximate fair value. Short-term loans and installment loans, collectively, represent consumer loans, net on the accompanying condensed consolidated balance sheets and are carried net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximates the fair value.

The carrying value of the Company’s prior credit facilities approximates fair value as of June 30, 2016. The carrying value of the Company’s current credit facilities (the 2016 Credit Facility and the Mexico Credit Facility) approximates fair value as of June 30, 2017 and December 31, 2016. The fair value of the senior unsecured notes have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 5 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador

The following tables present reportable segment information for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$164,852	$78,970	$—	$243,822
Pawn loan fees	90,254	32,378	—	122,632
Consumer loan and credit services fees	18,085	444	—	18,529
Wholesale scrap jewelry sales	26,136	5,510	—	31,646
Total revenue	299,327	117,302	—	416,629

Cost of revenue:
Cost of retail merchandise sold	106,731	49,742	—	156,473
Consumer loan and credit services loss provision	5,057	85	—	5,142
Cost of wholesale scrap jewelry sold	25,400	5,190	—	30,590
Total cost of revenue	137,188	55,017	—	192,205

Net revenue	162,139	62,285	—	224,424

Expenses and other income:
Store operating expenses	105,521	31,549	—	137,070
Administrative expenses	—	—	30,305	30,305
Depreciation and amortization	6,421	2,622	5,646	14,689
Interest expense	—	—	5,585	5,585
Interest income	—	—	(393)	(393)
Merger and other acquisition expenses	—	—	1,606	1,606
Loss on extinguishment of debt	—	—	14,094	14,094
Total expenses and other income	111,942	34,171	56,843	202,956

Income before income taxes	$50,197	$28,114	$(56,843)	$21,468

	Three Months Ended June 30, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$47,065	$68,478	$—	$115,543
Pawn loan fees	21,844	30,034	—	51,878
Consumer loan and credit services fees	4,419	497	—	4,916
Wholesale scrap jewelry sales	6,070	3,572	—	9,642
Total revenue	79,398	102,581	—	181,979

Cost of revenue:
Cost of retail merchandise sold	29,043	42,302	—	71,345
Consumer loan and credit services loss provision	1,198	122	—	1,320
Cost of wholesale scrap jewelry sold	5,097	2,756	—	7,853
Total cost of revenue	35,338	45,180	—	80,518

Net revenue	44,060	57,401	—	101,461

Expenses and other income:
Store operating expenses	26,847	27,731	—	54,578
Administrative expenses	—	—	16,509	16,509
Depreciation and amortization	1,423	2,667	857	4,947
Interest expense	—	—	4,326	4,326
Interest income	—	—	(224)	(224)
Merger and other acquisition expenses	—	—	4,079	4,079
Total expenses and other income	28,270	30,398	25,547	84,215

Income before income taxes	$15,790	$27,003	$(25,547)	$17,246

	Six Months Ended June 30, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$358,518	$145,298	$—	$503,816
Pawn loan fees	192,072	58,811	—	250,883
Consumer loan and credit services fees	38,900	849	—	39,749
Wholesale scrap jewelry sales	59,033	10,724	—	69,757
Total revenue	648,523	215,682	—	864,205

Cost of revenue:
Cost of retail merchandise sold	230,228	91,880	—	322,108
Consumer loan and credit services loss provision	9,047	187	—	9,234
Cost of wholesale scrap jewelry sold	56,082	9,457	—	65,539
Total cost of revenue	295,357	101,524	—	396,881

Net revenue	353,166	114,158	—	467,324

Expenses and other income:
Store operating expenses	213,489	60,325	—	273,814
Administrative expenses	—	—	63,543	63,543
Depreciation and amortization	12,840	5,019	11,073	28,932
Interest expense	—	—	11,698	11,698
Interest income	—	—	(720)	(720)
Merger and other acquisition expenses	—	—	2,253	2,253
Loss on extinguishment of debt	—	—	14,094	14,094
Total expenses and other income	226,329	65,344	101,941	393,614

Income before income taxes	$126,837	$48,814	$(101,941)	$73,710

	Six Months Ended June 30, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$102,126	$132,193	$—	$234,319
Pawn loan fees	46,089	57,222	—	103,311
Consumer loan and credit services fees	9,628	974	—	10,602
Wholesale scrap jewelry sales	10,864	6,086	—	16,950
Total revenue	168,707	196,475	—	365,182

Cost of revenue:
Cost of retail merchandise sold	62,710	83,057	—	145,767
Consumer loan and credit services loss provision	2,105	262	—	2,367
Cost of wholesale scrap jewelry sold	8,959	4,765	—	13,724
Total cost of revenue	73,774	88,084	—	161,858

Net revenue	94,933	108,391	—	203,324

Expenses and other income:
Store operating expenses	54,716	55,273	—	109,989
Administrative expenses	—	—	33,777	33,777
Depreciation and amortization	2,921	5,317	1,646	9,884
Interest expense	—	—	8,786	8,786
Interest income	—	—	(498)	(498)
Merger and other acquisition expenses	—	—	4,479	4,479
Total expenses and other income	57,637	60,590	48,190	166,417

Income before income taxes	$37,296	$47,801	$(48,190)	$36,907

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. References in this quarterly report on Form 10-Q to “year-to-date” refer to the six-month period from January 1, 2017 to June 30, 2017.

On September 1, 2016, the Company completed its merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying unaudited condensed consolidated results of operations for the three month and six month periods ended June 30, 2017 include the results of operations for Cash America, affecting comparability of 2017 and 2016 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate Merger consideration based on the fair values of those identifiable assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve month measurement period from the date of the Merger as required by applicable accounting guidance. Due to the significance of the Merger, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

In thousands except share and per share amounts, unless otherwise indicated.

GENERAL

The Company is a leading operator of retail-based pawn stores with almost 2,100 store locations in the U.S. and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the life of the loan. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the U.S. and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for 95% and 97% of the Company’s consolidated revenue during the six month periods ended June 30, 2017 and 2016, respectively.

The Company organizes its operations into two reportable segments: the U.S. operations segment and the Latin America operations segment. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador.

The Company recognizes pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any extension or grace period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued pawn fee revenue. The Company records merchandise sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

The Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. In addition, 366 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for 5% and 3% of consolidated revenue during the six month periods ended June 30, 2017 and 2016, respectively. The increase in consumer loan and credit services revenue as a percentage of consolidated revenue was solely the result of the Merger as the Company continues to deemphasize its consumer lending operations in light of increasing regulatory constraints on these operations.

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

Stores included in the same-store calculations presented in this report are those stores that were opened or acquired prior to the beginning of the prior-year comparative period and remained open through the end of the reporting period. Also included are stores that were relocated during the applicable period within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise noted, same-store calculations exclude the results of the merged Cash America stores. Legacy Cash America same-store calculations refer to Cash America stores that were opened prior to the beginning of the prior-year comparative period (although not then owned by the Company) and remained open through the end of the reporting period.

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

The Company’s business is subject to seasonal variations and operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn and consumer loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping, and to a lesser extent, in the first quarter associated with tax refunds.

OPERATIONS AND LOCATIONS

As of June 30, 2017, the Company had 2,097 store locations in 26 U.S. states, 32 states in Mexico, Guatemala and El Salvador, which represents a net store-count increase of 65% over the number of stores at June 30, 2016, primarily as a result of the Merger.

The following table details store count activity for the three months ended June 30, 2017:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	1,079	45	1,124
Locations closed or consolidated	(6)	(1)	(7)
Total locations, end of period	1,073	44	1,117

Latin America:
Total locations, beginning of period	938	28	966
New locations opened	10	—	10
Locations acquired	5	—	5
Locations closed or consolidated	(1)	—	(1)
Total locations, end of period	952	28	980

Total:
Total locations, beginning of period	2,017	73	2,090
New locations opened	10	—	10
Locations acquired	5	—	5
Locations closed or consolidated	(7)	(1)	(8)
Total locations, end of period	2,025	72	2,097

(1)
At June 30, 2017, 317 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offered consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or a credit services product and are located in Ohio, Texas, California and limited markets in Mexico. The table does not include 64 check cashing locations operated by independent franchisees under franchising agreements with the Company.

The following table details store count activity for the six months ended June 30, 2017:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	1,085	45	1,130
New locations opened	1	—	1
Locations acquired	1	—	1
Locations closed or consolidated	(14)	(1)	(15)
Total locations, end of period	1,073	44	1,117

Latin America:
Total locations, beginning of period	927	28	955
New locations opened	23	—	23
Locations acquired	5	—	5
Locations closed or consolidated	(3)	—	(3)
Total locations, end of period	952	28	980

Total:
Total locations, beginning of period	2,012	73	2,085
New locations opened	24	—	24
Locations acquired	6	—	6
Locations closed or consolidated	(17)	(1)	(18)
Total locations, end of period	2,025	72	2,097

(1)
At June 30, 2017, 317 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or a credit services product and are located in Ohio, Texas, California and limited markets in Mexico. The table does not include 64 check cashing locations operated by independent franchisees under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2016 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2017.

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies of the condensed consolidated financial statements contained in Part I, Item 1 of this report for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF CONTINUING OPERATIONS (unaudited)

Constant Currency Results

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP measures which exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The scrap jewelry generated in Latin America is sold and settled in U.S. dollars and is therefore not affected by foreign currency translation. A small percentage of the operating and administrative expenses in Latin America are also billed and paid in U.S. dollars which are not affected by foreign currency translation.

The following table provides exchange rates for the Mexican peso and Guatemalan quetzal for the current and prior year periods:

	June 30,		Increase /
	2017	2016	Decrease
Mexican peso / U.S. dollar exchange rate:
End-of-period	17.9	18.5	3%
Three months ended	18.6	18.1	(3)%
Six months ended	19.5	18.0	(8)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.3	7.6	4%
Three months ended	7.3	7.7	5%
Six months ended	7.4	7.7	4%

Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the U.S. operations segment as of June 30, 2017 as compared to June 30, 2016:

	Balance at June 30,		Increase /
	2017	2016	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$273,823	$66,457	312%
Consumer loans, net (1)	23,801	653	3,545%
Inventories	243,991	47,934	409%
	$541,615	$115,044	371%

Average outstanding pawn loan amount (in ones)	$148	$160	(8)%

Composition of pawn collateral:
General merchandise	38%	47%
Jewelry	62%	53%
	100%	100%

Composition of inventories:
General merchandise	44%	60%
Jewelry	56%	40%
	100%	100%

Percentage of inventory aged greater than one year	12%	6%

(1)
Does not include the off-balance sheet principal portion of active CSO extensions of credit made by independent third-party lenders. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $9,128 and $5,161 as of June 30, 2017 and 2016, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	June 30,
	2017	2016	Increase
U.S. Operations Segment
Revenue:
Retail merchandise sales	$164,852	$47,065	250%
Pawn loan fees	90,254	21,844	313%
Consumer loan and credit services fees	18,085	4,419	309%
Wholesale scrap jewelry sales	26,136	6,070	331%
Total revenue	299,327	79,398	277%

Cost of revenue:
Cost of retail merchandise sold	106,731	29,043	267%
Consumer loan and credit services loss provision	5,057	1,198	322%
Cost of wholesale scrap jewelry sold	25,400	5,097	398%
Total cost of revenue	137,188	35,338	288%

Net revenue	162,139	44,060	268%

Segment expenses:
Store operating expenses	105,521	26,847	293%
Depreciation and amortization	6,421	1,423	351%
Total segment expenses	111,942	28,270	296%

Segment pre-tax operating income	$50,197	$15,790	218%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 250% to $164,852 during the second quarter of 2017 compared to $47,065 for the second quarter of 2016. The increase was primarily due to the inclusion of Cash America’s results for the second quarter of 2017 as a result of the Merger (“Cash America Results”), which accounted for 100% of the increase in retail merchandise sales. During the second quarter of 2017, the gross profit margin on retail merchandise sales in the U.S. was 35% compared to a margin of 38% during the second quarter of 2016, reflecting the impact of historically lower margins in the Cash America stores.

U.S. inventories increased 409% from $47,934 at June 30, 2016 to $243,991 at June 30, 2017. The increase was due to the inclusion of $196,639 of Cash America inventories partially offset by a 1% decline in legacy First Cash store inventories. Included in the Cash America inventory balance as of June 30, 2017 was $5,215 of scrap jewelry inventories in transit or held in processing locations. The shift in the composition of pawn inventories from general merchandise to jewelry was primarily due to the Cash America stores carrying a greater percentage of jewelry merchandise compared to legacy First Cash stores. The increase in inventory aged greater than one year was primarily due to the inclusion of the Cash America stores, which have historically carried higher aged balances than legacy First Cash stores, partially offset by a decrease in aged inventory at legacy First Cash stores.

Pawn Lending Operations

U.S. pawn loan fees increased 313% totaling $90,254 during the second quarter of 2017 compared to $21,844 for the second quarter of 2016. Pawn loan receivables in the U.S. as of June 30, 2017 increased 312% compared to June 30, 2016. The increase in pawn loan fees and pawn loan receivables was due to the inclusion of the Cash America Results following the Merger, which accounted for 99% of the pawn fee and pawn receivable increases. Legacy First Cash same-store pawn receivables increased 3% while legacy Cash America same-store pawn receivables decreased 13% as of June 30, 2017 compared to June 30, 2016. Legacy First Cash same-store pawn loan fees increased 5% while legacy Cash America same-store pawn loan fees decreased 11% in the second quarter of 2017 compared to the second quarter of 2016. The decline in legacy Cash America same-store pawn receivables and pawn loan fees was primarily due to the expected impact of reducing the holding period on delinquent pawn loans, reducing loan values on general merchandise loans and a reduction in traffic and volume patterns in many of the Cash America stores. The shift in the composition of pawn receivables from general merchandise to jewelry was primarily due to the Cash America stores, which have historically carried a higher percentage of jewelry loans than legacy First Cash stores.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) increased 309% to $18,085 during the second quarter of 2017 compared to $4,419 for the second quarter of 2016. The increase in fees was due to the inclusion of the Cash America Results following the Merger. Excluding the Cash America Results, consumer loan and credit services fees decreased 29% as the Company continues to deemphasize consumer lending operations in light of increasing regulatory constraints. Revenues from consumer lending operations comprised 6% of total U.S. revenue during the second quarter of 2017 and 2016.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue during the second quarter of 2017 consisted primarily of gold sales, which increased 331% to $26,136 during the second quarter of 2017 compared to $6,070 during the second quarter of 2016. The increase in wholesale scrap jewelry revenue was primarily due to the inclusion of the Cash America Results following the Merger, which accounted for 117% of the increase in wholesale scrap jewelry revenue. The scrap gross profit margin in the U.S. was 3% compared to the prior-year margin of 16%, primarily as a result of the typically higher cost basis in scrap jewelry sold by the Cash America stores. Scrap jewelry profits accounted for less than 1% of U.S. net revenue (gross profit) for the second quarter of 2017 compared to 2% in the second quarter of 2016.

Store Operating Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 293% to $105,521 during the second quarter of 2017 compared to $26,847 during the second quarter of 2016, primarily as a result of the Merger. Same-store operating expenses increased 2% and decreased 2% in the legacy First Cash and Cash America stores, respectively, compared with the prior-year period.

The U.S. segment pre-tax operating income for the second quarter of 2017 was $50,197, which generated a pre-tax segment operating margin of 17% compared to $15,790 and 20% in the prior year, respectively. The decline in the segment pre-tax operating margin was primarily due to historically lower operating margins in the Cash America stores.

Depreciation and Amortization

U.S. store depreciation and amortization increased 351% to $6,421 during the second quarter of 2017 compared to $1,423 during the second quarter of 2016, primarily as a result of the Merger.

Latin America Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the Latin America operations segment as of June 30, 2017 as compared to June 30, 2016:

				Constant Currency Basis
				Balance at
				June 30,	Increase /
	Balance at June 30,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$79,576	$68,201	17%	$77,146	13%
Consumer loans, net	391	407	(4)%	379	(7)%
Inventories	57,370	43,927	31%	55,610	27%
	$137,337	$112,535	22%	$133,135	18%

Average outstanding pawn loan amount (in ones)	$66	$62	6%	$64	3%

Composition of pawn collateral:
General merchandise	81%	82%
Jewelry	19%	18%
	100%	100%

Composition of inventories:
General merchandise	74%	80%
Jewelry	26%	20%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,	Increase /
	June 30,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$78,970	$68,478	15%	$81,129	18%
Pawn loan fees	32,378	30,034	8%	33,245	11%
Consumer loan and credit services fees	444	497	(11)%	457	(8)%
Wholesale scrap jewelry sales	5,510	3,572	54%	5,510	54%
Total revenue	117,302	102,581	14%	120,341	17%

Cost of revenue:
Cost of retail merchandise sold	49,742	42,302	18%	51,084	21%
Consumer loan and credit services loss provision	85	122	(30)%	88	(28)%
Cost of wholesale scrap jewelry sold	5,190	2,756	88%	5,298	92%
Total cost of revenue	55,017	45,180	22%	56,470	25%

Net revenue	62,285	57,401	9%	63,871	11%

Segment expenses:
Store operating expenses	31,549	27,731	14%	32,308	17%
Depreciation and amortization	2,622	2,667	(2)%	2,686	1%
Total segment expenses	34,171	30,398	12%	34,994	15%

Segment pre-tax operating income	$28,114	$27,003	4%	$28,877	7%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 15% (18% on a constant currency basis) to $78,970 during the second quarter of 2017 compared to $68,478 for the second quarter of 2016. The increase was primarily due to a 13% increase (16% on a constant currency basis) in same-store retail sales. The gross profit margin on retail merchandise sales was 37% during the second quarter of 2017 compared to 38% during the second quarter of 2016.

Inventories in Latin America increased 31% (27% on a constant currency basis) from $43,927 at June 30, 2016 to $57,370 at June 30, 2017. Increased inventory levels in the Maxi Prenda stores acquired in the fourth quarter of 2015 and first quarter of 2016 (“Maxi Prenda Acquisition”), which historically carried lower inventory balances than the typical First Cash store, accounted for 38% of the increase with growth from new store openings and the maturation of existing stores accounting for the remainder of the increase.

Pawn Lending Operations

Pawn loan fees in Latin America increased 8% (11% on a constant currency basis) totaling $32,378 during the second quarter of 2017 compared to $30,034 for the second quarter of 2016 primarily as a result of the 17% (13% on a constant currency basis) increase in pawn loan receivables as of June 30, 2017 compared to June 30, 2016. The increase in pawn receivables reflects a same-store pawn receivable increase of 14% (11% on a constant currency basis) and new store additions.

Store Operating Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 14% (17% on a constant currency basis) to $31,549 during the second quarter of 2017 compared to $27,731 during the second quarter of 2016, primarily as a result of store additions and the Maxi Prenda Acquisition. Same-store operating expenses increased 5% (8% on a constant currency basis) compared to the prior-year period primarily due to the Maxi Prenda Acquisition.

The segment pre-tax operating income for the second quarter of 2017 was $28,114, which generated a pre-tax segment operating margin of 24% compared to $27,003 and 26% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

	Three Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)
Consolidated Results of Operations
U.S. operations segment pre-tax operating income	$50,197	$15,790	218%
Latin America operations segment pre-tax operating income	28,114	27,003	4%
Consolidated segment pre-tax operating income	78,311	42,793	83%

Corporate expenses and other income:
Administrative expenses	30,305	16,509	84%
Depreciation and amortization	5,646	857	559%
Interest expense	5,585	4,326	29%
Interest income	(393)	(224)	75%
Merger and other acquisition expenses	1,606	4,079	(61)%
Loss on extinguishment of debt	14,094	—	—%
Total corporate expenses and other income	56,843	25,547	123%

Income before income taxes	21,468	17,246	24%

Provision for income taxes	6,229	5,573	12%

Net income	$15,239	$11,673	31%

Comprehensive income (loss)	$28,576	$(2,541)	1,225%

Corporate Expenses and Taxes

Administrative expenses increased 84% to $30,305 during the second quarter of 2017 compared to $16,509 during the second quarter of 2016, primarily as a result of the Merger and a 64% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by a 3% decline in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses decreased from 9% during the second quarter of 2016 to 7% during the second quarter of 2017, primarily due to synergies realized from the Merger and the Maxi Prenda Acquisition.

Depreciation and amortization increased to $5,646 during the second quarter of 2017 compared to $857 during the second quarter of 2016 primarily due to the assumption of substantial corporate property and equipment from the Merger and $2,557 in amortization expense related to intangible assets acquired as a result of the Merger.

Interest expense increased to $5,585 in the second quarter of 2017 compared to $4,326 for the second quarter of 2016. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses decreased to $1,606 during the second quarter of 2017 compared to $4,079 during the second quarter of 2016, reflecting timing in transaction and integration costs primarily related to the Merger. See “—Non-GAAP Financial Information” for additional details of Merger related expenses.

During the second quarter of 2017, the Company repurchased through a tender offer, or otherwise redeemed, its outstanding $200,000, 6.75% senior notes due 2021 incurring a loss on extinguishment of debt of $14,094.

For the second quarter of 2017 and 2016, the Company’s effective federal income tax rates were 29.0% and 32.3%, respectively. The decrease in the effective tax rate was primarily due to the tax impact of the loss on extinguishment of debt and certain other foreign tax benefits resulting from changes in foreign tax estimates made during the second quarter of 2017.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the second quarter of 2017 compared to the second quarter of 2016:

	Three Months Ended June 30,
	2017		2016
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$416,629	$416,629	$181,979	$181,979
Net revenue	$224,424	$224,424	$101,461	$101,461
Net income	$15,239	$25,130	$11,673	$14,324
Diluted earnings per share	$0.32	$0.52	$0.41	$0.51
Weighted avg diluted shares	48,289	48,289	28,243	28,243

As reported (GAAP) net income and adjusted net income for the quarter ended June 30, 2017 increased 31% and 75%, respectively, compared to the prior-year period. As reported (GAAP) earnings per share decreased 22% due primarily to Merger and debt extinguishment costs. Excluding these non-operating costs, adjusted earnings per share increased 2% reflecting growth in net income that was offset by the 71% increase in the weighted average diluted shares outstanding due to the Merger and the 3% decline in the average value of the Mexican peso compared to the second quarter of 2016.

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as Merger and other acquisition expenses and loss on extinguishment of debt, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

Operating Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

U.S. Operations Segment

The following table presents segment pre-tax operating income of the U.S. operations segment for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Six Months Ended
	June 30,
	2017	2016	Increase
U.S. Operations Segment
Revenue:
Retail merchandise sales	$358,518	$102,126	251%
Pawn loan fees	192,072	46,089	317%
Consumer loan and credit services fees	38,900	9,628	304%
Wholesale scrap jewelry sales	59,033	10,864	443%
Total revenue	648,523	168,707	284%

Cost of revenue:
Cost of retail merchandise sold	230,228	62,710	267%
Consumer loan and credit services loss provision	9,047	2,105	330%
Cost of wholesale scrap jewelry sold	56,082	8,959	526%
Total cost of revenue	295,357	73,774	300%

Net revenue	353,166	94,933	272%

Segment expenses:
Store operating expenses	213,489	54,716	290%
Depreciation and amortization	12,840	2,921	340%
Total segment expenses	226,329	57,637	293%

Segment pre-tax operating income	$126,837	$37,296	240%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 251% to $358,518 during the six months ended June 30, 2017 compared to $102,126 for the six months ended June 30, 2016. The increase was primarily due to the inclusion of the Cash America Results for the six months ended June 30, 2017, which accounted for 100% of the increase in retail merchandise sales. During the six months ended June 30, 2017, the gross profit margin on retail merchandise sales in the U.S. was 36% compared to a margin of 39% during the six months ended June 30, 2016, reflecting the impact of historically lower margins in the Cash America stores.

Pawn Lending Operations

U.S. pawn loan fees increased 317% totaling $192,072 during the six months ended June 30, 2017 compared to $46,089 for the six months ended June 30, 2016. Pawn loan receivables in the U.S. as of June 30, 2017 increased 312% compared to June 30, 2016. The increase in pawn loan fees and pawn loan receivables was due to the inclusion of the Cash America Results following the Merger, which accounted for 99% of the pawn fee and pawn receivable increases.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) increased 304% to $38,900 during the six months ended June 30, 2017 compared to $9,628 for the six months ended June 30, 2016. The increase in fees was due to the inclusion of the Cash America Results following the Merger. Excluding the Cash America Results, consumer loan and credit services fees decreased 28% as the Company continues to deemphasize consumer lending operations in light of increasing regulatory constraints. Revenues from consumer lending operations comprised 6% of total U.S. revenue during the six months ended June 30, 2017 and 2016.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue during the six months ended June 30, 2017 consisted primarily of gold sales, which increased 443% to $59,033 during the six months ended June 30, 2017 compared to $10,864 during the six months ended June 30, 2016. The increase in wholesale scrap jewelry revenue was primarily due to the inclusion of the Cash America Results following the Merger, which accounted for 108% of the increase in wholesale scrap jewelry revenue. The scrap gross profit margin in the U.S. was 5% compared to the prior-year margin of 18%, primarily as a result of the typically higher cost basis in scrap jewelry sold by the Cash America stores. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for the six months ended June 30, 2017 compared to 2% in the six months ended June 30, 2016.

Store Operating Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 290% to $213,489 during the six months ended June 30, 2017 compared to $54,716 during the six months ended June 30, 2016, primarily as a result of the Merger. Same-store operating expenses increased 1% and decreased 3% in the legacy First Cash and Cash America stores, respectively, compared with the prior-year period.

The U.S. segment pre-tax operating income for the six months ended June 30, 2017 was $126,837, which generated a pre-tax segment operating margin of 20% compared to $37,296 and 22% in the prior year, respectively. The decline in the segment pre-tax operating margin was primarily due to historically lower operating margins in the Cash America stores.

Depreciation and Amortization

U.S. store depreciation and amortization increased 340% to $12,840 during the six months ended June 30, 2017 compared to $2,921 during the six months ended June 30, 2016, primarily as a result of the Merger.

Latin America Operations Segment

The following table presents segment pre-tax operating income of the Latin America operations segment for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$145,298	$132,193	10%	$156,291	18%
Pawn loan fees	58,811	57,222	3%	63,180	10%
Consumer loan and credit services fees	849	974	(13)%	917	(6)%
Wholesale scrap jewelry sales	10,724	6,086	76%	10,724	76%
Total revenue	215,682	196,475	10%	231,112	18%

Cost of revenue:
Cost of retail merchandise sold	91,880	83,057	11%	98,778	19%
Consumer loan and credit services loss provision	187	262	(29)%	202	(23)%
Cost of wholesale scrap jewelry sold	9,457	4,765	98%	10,130	113%
Total cost of revenue	101,524	88,084	15%	109,110	24%

Net revenue	114,158	108,391	5%	122,002	13%

Segment expenses:
Store operating expenses	60,325	55,273	9%	64,385	16%
Depreciation and amortization	5,019	5,317	(6)%	5,358	1%
Total segment expenses	65,344	60,590	8%	69,743	15%

Segment pre-tax operating income	$48,814	$47,801	2%	$52,259	9%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 10% (18% on a constant currency basis) to $145,298 during the six months ended June 30, 2017 compared to $132,193 for the six months ended June 30, 2016. The increase was primarily due to a 4% increase (12% on a constant currency basis) in same-store retail sales. During the six months ended June 30, 2017 and 2016, the gross profit margin on retail merchandise sales was 37%.

Pawn Lending Operations

Pawn loan fees in Latin America increased 3% (10% on a constant currency basis) totaling $58,811 during the six months ended June 30, 2017 compared to $57,222 for the six months ended June 30, 2016 as a result of the 17% (13% on a constant currency basis) increase in pawn loan receivables as of June 30, 2017 compared to June 30, 2016. The increase in pawn receivables reflects a same-store pawn receivable increase of 14% (11% on a constant currency basis) and new store additions.

Store Operating Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 9% (16% on a constant currency basis) to $60,325 during the six months ended June 30, 2017 compared to $55,273 during the six months ended June 30, 2016, primarily as a result of store additions and the Maxi Prenda Acquisition, partially offset by an 8% year-over-year decline in the average value of the Mexican peso. Same-store operating expenses decreased 1% (increased 6% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for the six months ended June 30, 2017 was $48,814, which generated a pre-tax segment operating margin of 23% compared to $47,801 and 24% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

	Six Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)
Consolidated Results of Operations
U.S. operations segment pre-tax operating income	$126,837	$37,296	240%
Latin America operations segment pre-tax operating income	48,814	47,801	2%
Consolidated segment pre-tax operating income	175,651	85,097	106%

Corporate expenses and other income:
Administrative expenses	63,543	33,777	88%
Depreciation and amortization	11,073	1,646	573%
Interest expense	11,698	8,786	33%
Interest income	(720)	(498)	45%
Merger and other acquisition expenses	2,253	4,479	(50)%
Loss on extinguishment of debt	14,094	—	—%
Total corporate expenses and other income	101,941	48,190	112%

Income before income taxes	73,710	36,907	100%

Provision for income taxes	25,826	12,060	114%

Net income	$47,884	$24,847	93%

Comprehensive income	$84,226	$8,144	934%

Corporate Expenses and Taxes

Administrative expenses increased 88% to $63,543 during the six months ended June 30, 2017 compared to $33,777 during the six months ended June 30, 2016, primarily as a result of the Merger and a 65% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by an 8% decline in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses decreased from 9% during the six months ended June 30, 2016 to 7% during the six months ended June 30, 2017, primarily due to synergies realized from the Merger and the Maxi Prenda Acquisition.

Depreciation and amortization increased to $11,073 during the six months ended June 30, 2017 compared to $1,646 during the six months ended June 30, 2016 primarily due to the assumption of substantial corporate property and equipment from the Merger and $5,115 in amortization expense related to intangible assets acquired as a result of the Merger.

Interest expense increased to $11,698 during the six months ended June 30, 2017 compared to $8,786 for the six months ended June 30, 2016. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses decreased to $2,253 during the six months ended June 30, 2017 compared to $4,479 for the six months ended June 30, 2016, reflecting timing in transaction and integration costs primarily related to the Merger. See “—Non-GAAP Financial Information” for additional details of Merger related expenses.

During the six months ended June 30, 2017, the Company repurchased through a tender offer, or otherwise redeemed, its outstanding $200,000, 6.75% senior notes due 2021 incurring a loss on extinguishment of debt of $14,094.

For the six months ended June 30, 2017 and 2016, the Company’s effective federal income tax rates were 35.0% and 32.7%, respectively. The increase in the effective tax rate was primarily due to the increase in taxable U.S. sourced income due to the Merger, which is subject to a higher tax rate than taxable income sourced in Latin America.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017		2016
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$864,205	$864,205	$365,182	$365,182
Net revenue	$467,324	$467,324	$203,324	$203,324
Net income	$47,884	$58,183	$24,847	$27,758
Diluted earnings per share	$0.99	$1.20	$0.88	$0.98
Weighted avg diluted shares	48,345	48,345	28,242	28,242

As reported (GAAP) net income and adjusted net income for the six months ended June 30, 2017 increased 93% and 110%, respectively, compared to the prior-year period. As reported (GAAP) earnings per share and adjusted earnings per share increased 13% and 22%, respectively, reflecting growth in net income that was partially offset by the 71% increase in the weighted average diluted shares outstanding due to the Merger and the 8% decline in the average value of the Mexican peso compared to the six months ended June 30, 2016.

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as Merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES (unaudited)

As of June 30, 2017, the Company’s primary sources of liquidity were $91,434 in cash and cash equivalents, $308,544 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $420,401 in customer loans and pawn loan fees and service charges receivable and $301,361 in inventories. As of June 30, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was $49,673, which is primarily held in Mexican pesos. The Company had working capital of $731,637 as of June 30, 2017 and total equity exceeded liabilities by a ratio of 2.4 to 1.

On May 30, 2017, the Company completed an offering of $300,000 of 5.375% senior notes due on June 1, 2024 (the “Notes”). Interest on the Notes will be payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2017. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The Company used the proceeds from the offering to repurchase, or otherwise redeem, its outstanding $200,000, 6.75% senior notes due 2021 (the “2021 Notes”), to pay down the Company’s credit facility and to pay for related fees and expenses associated with the offering and the repurchase and redemption of the 2021 Notes. The Company is capitalizing approximately $5,200 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its primary revolving bank credit facility. The Notes will permit the Company to make share repurchases of up to $100,000 with the net proceeds of the Notes and other available funds and to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1.00. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period.

The Company may redeem the Notes at any time on or after June 1, 2020, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. In addition, prior to June 1, 2020, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the Indenture. The Company may redeem up to 35% of the Notes prior to June 1, 2020, with the proceeds of certain equity offerings at a redemption price of 105.375% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any. In addition, upon a change of control, noteholders have the right to require the Company to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

During the three months ended June 30, 2017, the Company repurchased through a tender offer, or otherwise redeemed, all outstanding 2021 Notes. As a result, the Company recognized a loss on extinguishment of debt of $14,094, which includes the tender or redemption premiums paid over the outstanding $200,000 principal amount of the 2021 Notes and other reacquisition costs of $10,875 and the write off of unamortized debt issuance costs of $3,219.

At June 30, 2017, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400,000. In May 2017, the term of the 2016 Credit Facility was extended through September 2, 2022. The calculation of the fixed charge coverage ratio was also amended to remove share repurchases from the calculation to provide greater flexibility for making future share repurchases and paying cash dividends.

At June 30, 2017, the Company had $97,000 in outstanding borrowings and a $4,456 outstanding letter of credit under the 2016 Credit Facility, leaving $298,544 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at June 30, 2017 was 3.73% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of June 30, 2017, and believes it has the capacity to borrow a substantial portion of the amount available under the 2016 Credit Facility under the most restrictive covenant. During the six months ended June 30, 2017, the Company made net payments of $163,000 pursuant to the 2016 Credit Facility.

At June 30, 2017, the Company maintained a U.S. dollar denominated line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of June 30, 2017, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At June 30, 2017, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity:

	Six Months Ended
	June 30,
	2017	2016
Cash flow provided by operating activities	$102,813	$39,573
Cash flow provided by (used in) investing activities	$15,447	$(54,192)
Cash flow used in financing activities	$(122,908)	$(21,116)

	Balance at June 30,
	2017	2016
Working capital	$731,637	$247,278
Current ratio	6.85:1	5.70:1
Liabilities to equity ratio	0.41:1	0.75:1
Net Debt Ratio (1)	1.22:1	1.57:1

(1)
Pursuant to the covenants of the Notes, the Company may make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's Net Debt Ratio is less than 2.25 to 1.00. Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP measure. See “—Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities increased $63,240, or 160%, from $39,573 for the six months ended June 30, 2016 to $102,813 for the six months ended June 30, 2017, due primarily to an increase in net income of $23,037 and net changes in certain adjustments and operating assets and liabilities (as detailed in the condensed consolidated statements of cash flows).

Net cash provided by investing activities increased $69,639, or 129%, from net cash used in investing activities of $54,192 for the six months ended June 30, 2016 to net cash provided by investing activities of $15,447 for the six months ended June 30, 2017. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions and purchases of property and equipment. In addition, net cash flows related to fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $1,115 in cash related to acquisitions during the six months ended June 30, 2017 compared to $27,653 in the prior-year period. The Company received net repayments on loan receivables of $33,963 during the six months ended June 30, 2017 compared to net fundings of $9,466 during the six months ended June 30, 2016.

Net cash used in financing activities increased $101,792, or 482%, from $21,116 for the six months ended June 30, 2016 to $122,908 for the six months ended June 30, 2017. Net payments on the Company’s credit facilities were $163,000 during the six months ended June 30, 2017 compared to $7,500 during the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company received $300,000 in proceeds from the private offering of the Notes and paid $4,718 in debt issuance costs. Using part of the proceeds from the Notes, the Company repurchased, or otherwise redeemed, the $200,000 2021 Notes and paid tender or redemption premiums over the face value of the 2021 Notes and other reacquisition costs of $10,875 during the six months ended June 30, 2017. In addition, the Company repaid $6,532 in peso-denominated debt assumed from the Maxi Prenda Acquisition during the six months ended June 30, 2016. The Company repurchased $26,274 worth of shares of its common stock, realized proceeds from the exercise of stock options of $307 and paid dividends of $18,348 during the six months ended June 30, 2017, compared to dividends paid of $7,061 during the six months ended June 30, 2016.

During the six months ended June 30, 2017, the Company opened 23 new pawn stores in Latin America, acquired five pawn stores in Latin America, opened one pawn store in the U.S. and acquired one pawn store in the U.S. The cumulative purchase price of the 2017 acquisitions was $1,153, net of cash acquired and certain post-closing adjustments. The purchases were composed of $1,098 in cash paid during the six months ended June 30, 2017 and $55 of deferred purchase price payable to the sellers in 2017. During the six months ended June 30, 2017, the Company also paid $17 of deferred purchase price amounts payable related to prior-year acquisitions. The Company funded $17,401 in capital expenditures during the six months ended June 30, 2017, related primarily to maintenance capital expenditures and new store additions.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2017, the Company expects to add approximately 65 to 85 stores, primarily in Latin America, including plans for additional stores in Mexico, Guatemala and potentially its first stores in Colombia later in the year. The Company expects that total capital expenditures for 2017, including expenditures for new and remodeled stores and other corporate assets, will total approximately $32,000 to $37,000. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2017.

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

In connection with the Merger, the Company assumed forward gold sales contracts entered into by Cash America. As of June 30, 2017, the Company has gold commitments of 12,300 gold ounces deliverable through December 31, 2017. The ounces required to be delivered are well within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the first quarter of 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10,005 and an average cost per share of $43.94. In May 2017, the Company’s Board of Directors authorized a new common stock repurchase program for up to $100,000 of the Company’s outstanding common stock. The new share repurchase program replaced the Company’s prior share repurchase plan, which was terminated in May 2017. During the second quarter of 2017, the Company repurchased 290,000 shares of its common stock at an aggregate cost of $16,269 and an average cost per share of $56.06 and $83,731 remains available for repurchases under the current repurchase program. The Company intends to continue repurchases under its repurchase program in 2017 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

In July 2016 and in connection with the Merger, the Company’s Board of Directors approved a plan to increase the annual dividend to $0.76 per share, or $0.19 per share quarterly, beginning in the fourth quarter of 2016. In July 2017, the Company’s Board of Directors declared a $0.19 per share third quarter cash dividend, or an aggregate of $9,067 based on current share counts, on common shares outstanding, which will be paid on August 31, 2017 to stockholders of record as of August 15, 2017. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

NON-GAAP FINANCIAL INFORMATION (unaudited)

The Company uses certain financial calculations such as adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than generally accepted accounting principles (“GAAP”), primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in Securities and Exchange Commission (“SEC”) rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies.

The Company expects to incur additional expenses in 2017 and 2018 in connection with its Merger and integration with Cash America. The Company has adjusted the applicable financial measures to exclude these items because it generally would not incur such costs and expenses as part of its continuing operations. The Merger related expenses are predominantly incremental costs directly associated with the Merger and integration of Cash America, including professional fees, legal expenses, severance and retention payments, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

Adjusted Net Income and Adjusted Net Income Per Share

Management believes the presentation of adjusted net income and adjusted net income per share (“Adjusted Income Measures”) provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future by excluding items that management believes are non-operating in nature and not representative of the Company’s core operating performance. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current periods presented with the prior periods presented.

The following tables provide a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$15,239	$0.32	$11,673	$0.41	$47,884	$0.99	$24,847	$0.88
Adjustments, net of tax:
Merger related expenses:
Transaction	—	—	2,651	0.10	—	—	2,817	0.10
Severance and retention	447	0.01	—	—	801	0.02	—	—
Other	565	0.01	—	—	619	0.01	—	—
Total Merger related expenses	1,012	0.02	2,651	0.10	1,420	0.03	2,817	0.10
Other acquisition expenses	—	—	—	—	—	—	94	—
Loss on extinguishment of debt	8,879	0.18	—	—	8,879	0.18	—	—
Adjusted net income	$25,130	$0.52	$14,324	$0.51	$58,183	$1.20	$27,758	$0.98

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above:

	Three Months Ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger related expenses	$1,606	$594	$1,012	$4,079	$1,428	$2,651
Loss on extinguishment of debt	14,094	5,215	8,879	—	—	—
Total adjustments	$15,700	$5,809	$9,891	$4,079	$1,428	$2,651

	Six Months Ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger related expenses	$2,253	$833	$1,420	$4,329	$1,512	$2,817
Other acquisition expenses	—	—	—	150	56	94
Loss on extinguishment of debt	14,094	5,215	8,879	—	—	—
Total adjustments	$16,347	$6,048	$10,299	$4,479	$1,568	$2,911

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA:

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017		2016
Net income	$15,239	$11,673	$47,884	$24,847		$83,164		$55,430
Income taxes	6,229	5,573	25,826	12,060		47,086		25,338
Depreciation and amortization (1)	14,689	4,947	28,932	9,884		50,913		18,545
Interest expense	5,585	4,326	11,698	8,786		23,232		17,527
Interest income	(393)	(224)	(720)	(498)		(973)		(1,327)
EBITDA	41,349	26,295	113,620	55,079		203,422		115,513
Adjustments:
Merger related expenses	1,606	4,079	2,253	4,329		34,144		4,329
Other acquisition expenses	—	—	—	150		300		1,850
Loss on extinguishment of debt	14,094	—	14,094	—		14,094		—
Restructuring expenses related to U.S. consumer loan operations	—	—	—	—		—		8,439
Net gain on sale of common stock of Enova	—	—	—	—		(1,299)		—
Adjusted EBITDA	$57,049	$30,374	$129,967	$59,558		$250,661		$130,131

Net Debt Ratio calculated as follows:
Total debt (outstanding principal)						$397,000		$250,500
Less: cash and cash equivalents						(91,434)		(46,274)
Net debt						305,566		204,226
Adjusted EBITDA						$250,661		$130,131
Net Debt Ratio					1.22	:1	1.57	:1

(1)	For the trailing twelve months ended June 30, 2016, excludes $264 of depreciation and amortization, which is included in the restructuring expenses related to U.S. consumer loan operations.

Free Cash Flow and Adjusted Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow and adjusted free cash flow. The Company defines free cash flow as cash flow from operating activities less purchases of property and equipment and net fundings/repayments of pawn and consumer loans, which are considered to be operating in nature by the Company but are included in cash flow from investing activities, and adjusted free cash flow as free cash flow adjusted for Merger related expenses paid that management considers to be non-operating in nature. Free cash flow and adjusted free cash flow are commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. The following table reconciles net cash flow from operating activities to free cash flow and adjusted free cash flow:

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Cash flow from operating activities	$38,948	$14,497	$102,813	$39,573	$160,094	$90,413
Cash flow from investment activities:
Loan receivables, net of cash repayments	(33,226)	(14,759)	33,963	(9,466)	27,357	(9,211)
Purchases of property and equipment	(9,325)	(10,730)	(17,401)	(17,073)	(34,191)	(29,546)
Free cash flow	(3,603)	(10,992)	119,375	13,034	153,260	51,656
Merger related expenses paid, net of tax	1,743	1,391	3,545	1,557	22,929	1,557
Adjusted free cash flow	$(1,860)	$(9,601)	$122,920	$14,591	$176,189	$53,213

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

The following table provides exchange rates for the Mexican peso and Guatemalan quetzal for the current and prior year periods:

	June 30,		Increase /
	2017	2016	Decrease
Mexican peso / U.S. dollar exchange rate:
End-of-period	17.9	18.5	3%
Three months ended	18.6	18.1	(3)%
Six months ended	19.5	18.0	(8)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.3	7.6	4%
Three months ended	7.3	7.7	5%
Six months ended	7.4	7.7	4%

REGULATORY DEVELOPMENTS

The Company is subject to significant regulation of its pawn, consumer loan and general business operations in all of the jurisdictions in which it operates. These regulations are implemented through various laws, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the U.S. and Latin America. These regulatory bodies often have broad discretionary authority over the establishment, interpretation and enforcement of such regulations. These regulations are subject to change, sometimes significantly, as a result of political, economic or social trends, events and media perception.

The Company is subject to specific laws, regulations and ordinances primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures. In many municipal, state and federal jurisdictions, in both the U.S. and countries in Latin America, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2016 annual report on Form 10-K filed with the SEC on March 1, 2017. There have been no material changes to the Company’s regulatory developments since December 31, 2016, except as explained below.

On July 11, 2017, the federal Consumer Financial Protection Bureau (“CFPB”) issued a final rule on consumer arbitration agreements banning waiver of class action in pre-dispute arbitration clauses (“Rule”). On July 19, 2017, the CFPB published the Rule in the Federal Register. Based on the Rule’s publication date, the Rule is scheduled to become effective on September 19, 2017, and will apply to pre-dispute arbitration agreements for covered products or services entered into on or after March 19, 2018.

The Rule, which is similar to the CFPB’s proposed rule released in May 2016, will prohibit credit card companies, banks, student lenders, payday lenders, debt collectors, credit reporting companies and other financial companies, including the Company, from using arbitration clauses that ban consumers from participating in class actions. Once the Rule becomes effective, the following requirements will be in effect:

1.	No waiver: Prohibits pre-dispute arbitration clauses that waive participation in a class or group action only (does not prohibit all pre-dispute arbitration clauses);

2.
Required language: Any new contracts containing arbitration clauses must specifically and explicitly state that consumers cannot be banned from participating in lawsuit (the Rule requires specific CFPB created language that entities would have to use in their contracts); and

3.
Submission of arbitration information: Entities that utilize arbitration clauses must submit to the CFPB information on claims, awards and other information related to arbitration cases. These records will be published on a publicly available website that the CFPB will establish by July 1, 2019.

The CFPB issued the Rule under its Dodd Frank authority; however, challenges are likely to take place before the Rule becomes effective. On July 25, 2017, the House of Representatives voted to repeal the Rule using the Congressional Review Act (the "CRA"), which allows legislators to reverse finalized rules within a specific time frame with a simple majority vote. The repeal resolution is awaiting a vote in the Senate and if approved, would be submitted to the President for signature. If Congress does not override the Rule through the CRA process, several industry groups will likely bring legal challenges in an attempt to delay or prevent the Rule’s effective date. Given the political environment of the current administration, it is also possible that the President could appoint a new CFPB director who could take steps to prevent the Rule from becoming effective.

The Company cannot currently predict with certainty the impact the Rule will have on its operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of June 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(In thousands except share and per share amounts)

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the first quarter of 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10,005 and an average cost per share of $43.94. In May 2017, the Company’s Board of Directors authorized a new common stock repurchase program for up to $100,000 of the Company’s outstanding common stock. The new share repurchase program replaced the Company’s prior share repurchase plan, which was terminated in May 2017. During the second quarter of 2017, the Company repurchased 290,000 shares of its common stock at an aggregate cost of $16,269 and an average cost per share of $56.06 and $83,731 remains available for repurchases under the current repurchase program. The Company intends to continue repurchases under its repurchase program in 2017 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during the six months ended June 30, 2017:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2017	—	$—	—	1,148,000	(2)
February 1 through February 28, 2017	228,000	43.94	228,000	920,000	(2)
March 1 through March 31, 2017	—	—	—	920,000	(2)
April 1 through April 30, 2017	—	—	—	920,000	(2)
May 1 through May 31, 2017	—	—	—	(1)	$100,000
June 1 through June 30, 2017	290,000	56.06	290,000	(1)	83,731
Total	518,000	$50.73	518,000

(1)	The 2,000,000 share repurchase program was terminated in May 2017.

(2)	The $100,000 repurchase program was initiated in May 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
4.1	Indenture, dated as of May 30, 2017, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/30/2017
4.2	Third Supplemental Indenture, dated as of May 30, 2017, to Indenture dated as of March 24, 2014, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA	8-K	001-10960	4.2	05/30/2017
10.1	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/30/2017
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2017, filed with the SEC on August 7, 2017, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2017, June 30, 2016 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and June 30, 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and June 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: August 7, 2017	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
4.1	Indenture, dated as of May 30, 2017, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/30/2017
4.2	Third Supplemental Indenture, dated as of May 30, 2017, to Indenture dated as of March 24, 2014, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA	8-K	001-10960	4.2	05/30/2017
10.1	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/30/2017
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2017, filed with the SEC on August 7, 2017, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2017, June 30, 2016 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and June 30, 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and June 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.
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