Form 10-Q
period 2017-09-30
FIRSTCASH, INC
filed 2017-11-01
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No

As of October 25, 2017, there were 47,186,687 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2017	2016	2016
ASSETS
Cash and cash equivalents	$93,411	$83,356	$89,955
Fees and service charges receivable	45,134	45,708	41,013
Pawn loans	371,367	373,169	350,506
Consumer loans, net	24,515	27,792	29,204
Inventories	308,683	332,862	330,683
Income taxes receivable	27,867	36,449	25,510
Prepaid expenses and other current assets	23,818	31,935	25,264
Investment in common stock of Enova	—	54,786	—
Total current assets	894,795	986,057	892,135

Property and equipment, net	234,309	240,749	236,057
Goodwill	834,883	865,350	831,151
Intangible assets, net	95,991	106,502	104,474
Other assets	59,054	69,125	71,679
Deferred tax assets	12,694	9,912	9,707
Total assets	$2,131,726	$2,277,695	$2,145,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$94,769	$129,997	$109,354
Customer deposits	37,626	37,591	33,536
Income taxes payable	3,763	910	738
Total current liabilities	136,158	168,498	143,628

Revolving unsecured credit facilities	140,000	360,000	260,000
Senior unsecured notes	294,961	196,373	196,545
Deferred tax liabilities	73,203	42,125	61,275
Other liabilities	19,725	77,645	33,769
Total liabilities	664,047	844,641	695,217

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	493	493
Additional paid-in capital	1,219,589	1,217,820	1,217,969
Retained earnings	436,159	359,926	387,401
Accumulated other comprehensive loss	(88,445)	(109,114)	(119,806)
Common stock held in treasury, at cost	(100,117)	(36,071)	(36,071)
Total stockholders’ equity	1,467,679	1,433,054	1,449,986
Total liabilities and stockholders’ equity	$2,131,726	$2,277,695	$2,145,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Retail merchandise sales	$246,334	$152,215	$750,150	$386,534
Pawn loan fees	132,545	79,505	383,428	182,816
Wholesale scrap jewelry sales	37,528	18,956	107,285	35,906
Consumer loan and credit services fees	19,005	10,477	58,754	21,079
Total revenue	435,412	261,153	1,299,617	626,335

Cost of revenue:
Cost of retail merchandise sold	161,350	93,399	483,458	239,166
Cost of wholesale scrap jewelry sold	36,831	16,977	102,370	30,701
Consumer loan and credit services loss provision	6,185	3,413	15,419	5,780
Total cost of revenue	204,366	113,789	601,247	275,647

Net revenue	231,046	147,364	698,370	350,688

Expenses and other income:
Store operating expenses	138,966	80,574	412,780	190,563
Administrative expenses	29,999	24,500	93,542	58,277
Depreciation and amortization	13,872	7,281	42,804	17,165
Interest expense	6,129	5,073	17,827	13,859
Interest income	(418)	(138)	(1,138)	(636)
Merger and other acquisition expenses	911	29,398	3,164	33,877
Loss on extinguishment of debt	20	—	14,114	—
Net loss on sale of common stock of Enova	—	253	—	253
Total expenses and other income	189,479	146,941	583,093	313,358

Income before income taxes	41,567	423	115,277	37,330

Provision for income taxes	13,293	1,835	39,119	13,895

Net income (loss)	$28,274	$(1,412)	$76,158	$23,435

Net income (loss) per share:
Basic	$0.59	$(0.04)	$1.58	$0.77
Diluted	$0.59	$(0.04)	$1.58	$0.77

Dividends declared per common share	$0.190	$0.125	$0.570	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$28,274	$(1,412)	$76,158	$23,435
Other comprehensive income (loss):
Currency translation adjustment	(4,981)	(12,248)	31,361	(28,951)
Change in fair value of investment in common stock of Enova (1)	—	(1,753)	—	(1,753)
Comprehensive income (loss)	$23,293	$(15,413)	$107,519	$(7,269)

(1) Net of tax benefit of $1,031 for the three and nine months ended September 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986
Shares issued under share-based com-pensation plan	—	—	—	—	(440)	—	—	(10)	440	—
Exercise of stock options	—	—	—	—	(242)	—	—	(13)	549	307
Share-based compensa-tion expense	—	—	—	—	2,302	—	—	—	—	2,302
Net income	—	—	—	—	—	76,158	—	—	—	76,158
Dividends paid	—	—	—	—	—	(27,400)	—	—	—	(27,400)
Currency translation adjustment	—	—	—	—	—	—	31,361	—	—	31,361
Repurchases of treasury stock	—	—	—	—	—	—	—	1,182	(65,035)	(65,035)
Balance at 9/30/2017	—	$—	49,276	$493	$1,219,589	$436,159	$(88,445)	1,928	$(100,117)	$1,467,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2015	—	$—	40,288	$403	$202,393	$643,604	$(78,410)	12,052	$(336,608)	$431,382
Shares issued under share-based com-pensation plan	—	—	7	—	(3,903)	—	—	(83)	3,903	—
Shares issued upon merger with Cash America	—	—	20,181	202	1,015,305	—	—	—	—	1,015,507
Share-based compensa-tion expense	—	—	—	—	4,025	—	—	—	—	4,025
Net income	—	—	—	—	—	23,435	—	—	—	23,435
Dividends paid	—	—	—	—	—	(10,591)	—	—	—	(10,591)
Change in fair value of investment in common stock of Enova, net of tax	—	—	—	—	—	—	(1,753)	—	—	(1,753)
Currency translation adjustment	—	—	—	—	—	—	(28,951)	—	—	(28,951)
Retirement of treasury stock	—	—	(11,200)	(112)	—	(296,522)	—	(11,200)	296,634	—
Balance at 9/30/2016	—	$—	49,276	$493	$1,217,820	$359,926	$(109,114)	769	$(36,071)	$1,433,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2017	2016
Cash flow from operating activities:
Net income	$76,158	$23,435
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	10,012	2,368
Share-based compensation expense	2,302	4,025
Net loss on sale of common stock of Enova	—	253
Depreciation and amortization expense	42,804	17,165
Amortization of debt issuance costs	1,322	1,083
Amortization of favorable/(unfavorable) lease intangibles, net	(744)	(58)
Loss on extinguishment of debt	14,114	—
Deferred income taxes, net	11,137	8,665
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	(3,017)	(2,630)
Inventories	5,206	(4,924)
Prepaid expenses and other assets	7,819	1,774
Accounts payable, accrued liabilities and other liabilities	(21,036)	2,990
Income taxes	2,769	(13,672)
Net cash flow provided by operating activities	148,846	40,474
Cash flow from investing activities:
Loan receivables, net of cash repayments	5,261	(31,486)
Purchases of property and equipment	(26,595)	(23,426)
Portion of aggregate merger consideration paid in cash, net of cash acquired	—	(8,251)
Acquisitions of pawn stores, net of cash acquired	(1,141)	(28,756)
Proceeds from sale of common stock of Enova	—	2,962
Net cash flow used in investing activities	(22,475)	(88,957)
Cash flow from financing activities:
Borrowings from revolving credit facilities	181,000	396,000
Repayments of revolving credit facilities	(301,000)	(94,000)
Repayments of debt assumed from acquisitions	—	(238,532)
Issuance of senior unsecured notes	300,000	—
Repurchase/redemption of senior unsecured notes	(200,000)	—
Repurchase/redemption premiums paid on senior unsecured notes	(10,895)	—
Debt issuance costs paid	(5,342)	(2,340)
Purchases of treasury stock	(65,035)	—
Proceeds from exercise of share-based compensation awards	307	—
Dividends paid	(27,400)	(10,591)
Net cash flow provided by (used in) financing activities	(128,365)	50,537
Effect of exchange rates on cash	5,450	(5,652)
Change in cash and cash equivalents	3,456	(3,598)
Cash and cash equivalents at beginning of the period	89,955	86,954
Cash and cash equivalents at end of the period	$93,411	$83,356

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017. The condensed consolidated financial statements as of September 30, 2017 and 2016, and for the three month and nine month periods ended September 30, 2017 and 2016, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year.

On September 1, 2016, the Company completed its merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying unaudited condensed consolidated results of operations for the three month and nine month periods ended September 30, 2017 include the results of operations for Cash America, while the comparable prior-year periods include the results of operations for Cash America for the period September 2, 2016 to September 30, 2016, affecting comparability of 2017 and 2016 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate Merger consideration based on the fair values of those identifiable assets and liabilities.

The Company has significant operations in Latin America, where in Mexico and Guatemala the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month and nine month periods ended September 30, 2017 and 2016. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606),” which delayed the effective date of ASU 2014-09 by one year. In addition, between March 2016 and December 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)” (“ASU 2016-08”), ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 (collectively, “ASC 606”) become effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual reporting periods beginning after December 15, 2016. Entities are permitted to adopt ASC 606 using one of two methods: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.

The Company plans to adopt ASC 606 using the modified retrospective method. The Company does not believe the adoption of ASC 606 will impact the Company’s revenue recognition for pawn loan fees or consumer loan fees, as it believes neither is within the scope of ASC 606. Further, the Company has not identified any impacts to its consolidated financial statements that it believes will be material as a result of the adoption of ASC 606 for other revenue streams (retail merchandise sales, credit services fees and wholesale scrap jewelry sales), although it continues to evaluate the impact of adoption.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out (“LIFO”) or the retail inventory method are excluded from the scope of this update. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-11 as of January 1, 2017, and the guidance was applied prospectively. There were no changes to the Company’s financial position, results of operations, financial statement disclosures or valuation of inventory.

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

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 is effective for public entities for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect ASU 2016-15 to have a material effect on the Company’s consolidated financial statements or current financial statement disclosures.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$28,274	$(1,412)	$76,158	$23,435

Denominator (in thousands):
Weighted-average common shares for calculating basic earnings per share	47,628	34,631	48,090	30,372
Effect of dilutive securities:
Stock options and nonvested stock awards	40	—	27	—
Weighted-average common shares for calculating diluted earnings per share	47,668	34,631	48,117	30,372

Net income (loss) per share:
Basic	$0.59	$(0.04)	$1.58	$0.77
Diluted	$0.59	$(0.04)	$1.58	$0.77

Note 3 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs:

	September 30,		December 31,
	2017	2016	2016
Senior unsecured notes:
5.375% senior notes due 2024 (1)	$294,961	$—	$—
6.75% senior notes due 2021 (2)	—	196,373	196,545
	$294,961	$196,373	$196,545

Revolving unsecured credit facility, maturing 2022	$140,000	$360,000	$260,000

(1)
As of September 30, 2017, deferred debt issuance costs of $5,039 are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying condensed consolidated balance sheets.

(2)
As of September 30, 2016 and December 31, 2016, deferred debt issuance costs of $3,627 and $3,455, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2021 in the accompanying condensed consolidated balance sheets.

Senior Unsecured Notes

On May 30, 2017, the Company completed an offering of $300,000 of 5.375% senior notes due on June 1, 2024 (the “Notes”). Interest on the Notes will be payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2017. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The Company used the proceeds from the offering to repurchase, or otherwise redeem, its outstanding $200,000, 6.75% senior notes due 2021 (the “2021 Notes”), to repay borrowings under the Company’s credit facility and to pay related fees and expenses associated with the Notes offering and the repurchase and redemption of the 2021 Notes. The Company capitalized approximately $5,200 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

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

For the nine months ended September 30, 2017, the Company recognized a $14,114 loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes which includes the tender or redemption premiums paid over the outstanding $200,000 principal amount of the 2021 Notes and other reacquisition costs of $10,895 and the write off of unamortized debt issuance costs of $3,219.
Revolving Credit Facilities

At September 30, 2017, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400,000. In May 2017, the term of the 2016 Credit Facility was extended through September 2, 2022. The calculation of the fixed charge coverage ratio was also amended to remove share repurchases from the calculation to provide greater flexibility for making future share repurchases and paying cash dividends.

At September 30, 2017, the Company had $140,000 in outstanding borrowings and a $4,456 outstanding letter of credit under the 2016 Credit Facility, leaving $255,544 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at September 30, 2017 was 3.75% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of September 30, 2017. During the nine months ended September 30, 2017, the Company made net payments of $120,000 pursuant to the 2016 Credit Facility.

At September 30, 2017, the Company maintained a U.S. dollar denominated line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of September 30, 2017. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At September 30, 2017, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

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

Recurring Fair Value Measurements

As of September 30, 2017, the Company did not have any financial assets or liabilities that are measured at fair value on a recurring basis. The Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2016 were as follows:

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

Prior to the Merger, Cash America had a nonqualified savings plan that was available to certain members of its management. Upon completion of the Merger, the nonqualified savings plan was terminated and during the three months ended March 31, 2017, the Company dissolved the plan and distributed the remaining assets to the participants. As of September 30, 2016 and December 31, 2016, the assets of the nonqualified savings plan included marketable equity securities, which were classified as Level 1 and the fair values were based on quoted market prices. The nonqualified savings plan assets were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet with an offsetting liability of equal amount, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company’s investment in common stock of Enova represented the Company’s available-for-sale shares of Enova International, Inc. (“Enova”) common stock. As of September 30, 2016, the equity securities representing Enova common stock were classified as Level 1 and based on the market determined stock price of Enova. During 2016, the Company sold all of the Enova shares in open market transactions.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2017, 2016 and December 31, 2016 that are not measured at fair value in the condensed consolidated balance sheets are as follows:

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$93,411	$93,411	$93,411	$—	$—
Pawn loans	371,367	371,367	—	—	371,367
Consumer loans, net	24,515	24,515	—	—	24,515
Fees and service charges receivable	45,134	45,134	—	—	45,134
	$534,427	$534,427	$93,411	$—	$441,016

Financial liabilities:
Revolving unsecured credit facilities	$140,000	$140,000	$—	$140,000	$—
Senior unsecured notes, outstanding principal	300,000	314,000	—	314,000	—
	$440,000	$454,000	$—	$454,000	$—

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2016	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,356	$83,356	$83,356	$—	$—
Pawn loans	373,169	373,169	—	—	373,169
Consumer loans, net	27,792	27,792	—	—	27,792
Fees and service charges receivable	45,708	45,708	—	—	45,708
	$530,025	$530,025	$83,356	$—	$446,669

Financial liabilities:
Revolving unsecured credit facilities	$360,000	$360,000	$—	$360,000	$—
Senior unsecured notes, outstanding principal	200,000	210,000	—	210,000	—
	$560,000	$570,000	$—	$570,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2016	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,955	$89,955	$89,955	$—	$—
Pawn loans	350,506	350,506	—	—	350,506
Consumer loans, net	29,204	29,204	—	—	29,204
Fees and service charges receivable	41,013	41,013	—	—	41,013
	$510,678	$510,678	$89,955	$—	$420,723

Financial liabilities:
Revolving unsecured credit facilities	$260,000	$260,000	$—	$260,000	$—
Senior unsecured notes, outstanding principal	200,000	208,000	—	208,000	—
	$460,000	$468,000	$—	$468,000	$—

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

The carrying value of the Company’s prior credit facilities approximates fair value as of September 30, 2016. The carrying value of the Company’s current credit facilities (the 2016 Credit Facility and the Mexico Credit Facility) approximates fair value as of September 30, 2017 and December 31, 2016. The fair value of the senior unsecured notes have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 5 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador

The following tables present reportable segment information for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$160,598	$85,736	$—	$246,334
Pawn loan fees	95,266	37,279	—	132,545
Wholesale scrap jewelry sales	32,397	5,131	—	37,528
Consumer loan and credit services fees	18,525	480	—	19,005
Total revenue	306,786	128,626	—	435,412

Cost of revenue:
Cost of retail merchandise sold	107,561	53,789	—	161,350
Cost of wholesale scrap jewelry sold	31,518	5,313	—	36,831
Consumer loan and credit services loss provision	6,068	117	—	6,185
Total cost of revenue	145,147	59,219	—	204,366

Net revenue	161,639	69,407	—	231,046

Expenses and other income:
Store operating expenses	104,555	34,411	—	138,966
Administrative expenses	—	—	29,999	29,999
Depreciation and amortization	5,919	2,704	5,249	13,872
Interest expense	—	—	6,129	6,129
Interest income	—	—	(418)	(418)
Merger and other acquisition expenses	—	—	911	911
Loss on extinguishment of debt	—	—	20	20
Total expenses and other income	110,474	37,115	41,890	189,479

Income (loss) before income taxes	$51,165	$32,292	$(41,890)	$41,567

	Three Months Ended September 30, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$84,547	$67,668	$—	$152,215
Pawn loan fees	48,840	30,665	—	79,505
Wholesale scrap jewelry sales	15,046	3,910	—	18,956
Consumer loan and credit services fees	9,991	486	—	10,477
Total revenue	158,424	102,729	—	261,153

Cost of revenue:
Cost of retail merchandise sold	51,922	41,477	—	93,399
Cost of wholesale scrap jewelry sold	13,955	3,022	—	16,977
Consumer loan and credit services loss provision	3,275	138	—	3,413
Total cost of revenue	69,152	44,637	—	113,789

Net revenue	89,272	58,092	—	147,364

Expenses and other income:
Store operating expenses	52,480	28,094	—	80,574
Administrative expenses	—	—	24,500	24,500
Depreciation and amortization	2,906	2,602	1,773	7,281
Interest expense	—	—	5,073	5,073
Interest income	—	—	(138)	(138)
Merger and other acquisition expenses	—	—	29,398	29,398
Net loss on sale of common stock of Enova	—	—	253	253
Total expenses and other income	55,386	30,696	60,859	146,941

Income (loss) before income taxes	$33,886	$27,396	$(60,859)	$423

	Nine Months Ended September 30, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$519,116	$231,034	$—	$750,150
Pawn loan fees	287,338	96,090	—	383,428
Wholesale scrap jewelry sales	91,430	15,855	—	107,285
Consumer loan and credit services fees	57,425	1,329	—	58,754
Total revenue	955,309	344,308	—	1,299,617

Cost of revenue:
Cost of retail merchandise sold	337,789	145,669	—	483,458
Cost of wholesale scrap jewelry sold	87,600	14,770	—	102,370
Consumer loan and credit services loss provision	15,115	304	—	15,419
Total cost of revenue	440,504	160,743	—	601,247

Net revenue	514,805	183,565	—	698,370

Expenses and other income:
Store operating expenses	318,044	94,736	—	412,780
Administrative expenses	—	—	93,542	93,542
Depreciation and amortization	18,759	7,723	16,322	42,804
Interest expense	—	—	17,827	17,827
Interest income	—	—	(1,138)	(1,138)
Merger and other acquisition expenses	—	—	3,164	3,164
Loss on extinguishment of debt	—	—	14,114	14,114
Total expenses and other income	336,803	102,459	143,831	583,093

Income (loss) before income taxes	$178,002	$81,106	$(143,831)	$115,277

	Nine Months Ended September 30, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$186,673	$199,861	$—	$386,534
Pawn loan fees	94,929	87,887	—	182,816
Wholesale scrap jewelry sales	25,910	9,996	—	35,906
Consumer loan and credit services fees	19,619	1,460	—	21,079
Total revenue	327,131	299,204	—	626,335

Cost of revenue:
Cost of retail merchandise sold	114,632	124,534	—	239,166
Cost of wholesale scrap jewelry sold	22,914	7,787	—	30,701
Consumer loan and credit services loss provision	5,380	400	—	5,780
Total cost of revenue	142,926	132,721	—	275,647

Net revenue	184,205	166,483	—	350,688

Expenses and other income:
Store operating expenses	107,196	83,367	—	190,563
Administrative expenses	—	—	58,277	58,277
Depreciation and amortization	5,827	7,919	3,419	17,165
Interest expense	—	—	13,859	13,859
Interest income	—	—	(636)	(636)
Merger and other acquisition expenses	—	—	33,877	33,877
Net loss on sale of common stock of Enova	—	—	253	253
Total expenses and other income	113,023	91,286	109,049	313,358

Income (loss) before income taxes	$71,182	$75,197	$(109,049)	$37,330

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. References in this quarterly report on Form 10-Q to “year-to-date” refer to the nine-month period from January 1, 2017 to September 30, 2017.

On September 1, 2016, the Company completed its merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying unaudited condensed consolidated results of operations for the three month and nine month periods ended September 30, 2017 include the results of operations for Cash America, while the comparable prior-year periods include the results of operations for Cash America for the period September 2, 2016 to September 30, 2016, affecting comparability of 2017 and 2016 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate Merger consideration based on the fair values of those identifiable assets and liabilities.

In thousands except share and per share amounts, unless otherwise indicated.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,100 store locations in the U.S. and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the life of the loan. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the U.S. and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for 95% and 97% of the Company’s consolidated revenue during the nine month periods ended September 30, 2017 and 2016, respectively.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador.

The Company recognizes pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any extension or grace period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued pawn fee revenue. The Company records merchandise sales revenue at the time of the sale and presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is melted at a third-party facility and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

The Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. In addition, 366 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product. Consumer loan and credit services revenue accounted for 5% and 3% of consolidated revenue during the nine month periods ended September 30, 2017 and 2016, respectively. The increase in consumer loan and credit services revenue as a percentage of consolidated revenue was solely the result of the Merger as the Company continues to de-emphasize its consumer lending operations in light of increasing regulatory constraints on these operations.

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

The Company’s business is subject to seasonal variations and operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn and consumer loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds.

OPERATIONS AND LOCATIONS

As of September 30, 2017, the Company had 2,106 store locations in 26 U.S. states, 32 states in Mexico, Guatemala and El Salvador, which represents a net store-count increase of 1% over the number of stores at September 30, 2016.

The following table details store count activity for the three months ended September 30, 2017:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	1,073	44	1,117
New locations opened	1	—	1
Locations closed or consolidated	(1)	—	(1)
Total locations, end of period	1,073	44	1,117

Latin America:
Total locations, beginning of period	952	28	980
New locations opened	9	—	9
Total locations, end of period	961	28	989

Total:
Total locations, beginning of period	2,025	72	2,097
New locations opened	10	—	10
Locations closed or consolidated	(1)	—	(1)
Total locations, end of period	2,034	72	2,106

(1)
At September 30, 2017, 317 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offered consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or a credit services product and are located in Ohio, Texas, California and limited markets in Mexico. The table does not include 63 check cashing locations operated by independent franchisees under franchising agreements with the Company.

The following table details store count activity for the nine months ended September 30, 2017:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S.:
Total locations, beginning of period	1,085	45	1,130
New locations opened	2	—	2
Locations acquired	1	—	1
Locations closed or consolidated	(15)	(1)	(16)
Total locations, end of period	1,073	44	1,117

Latin America:
Total locations, beginning of period	927	28	955
New locations opened	32	—	32
Locations acquired	5	—	5
Locations closed or consolidated	(3)	—	(3)
Total locations, end of period	961	28	989

Total:
Total locations, beginning of period	2,012	73	2,085
New locations opened	34	—	34
Locations acquired	6	—	6
Locations closed or consolidated	(18)	(1)	(19)
Total locations, end of period	2,034	72	2,106

(1)
At September 30, 2017, 317 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offer consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or a credit services product and are located in Ohio, Texas, California and limited markets in Mexico. The table does not include 63 check cashing locations operated by independent franchisees under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2016 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2017.

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies of the condensed consolidated financial statements contained in Part I, Item 1 of this report for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF CONTINUING OPERATIONS (unaudited)

Constant Currency Results

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP measures, which exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. The scrap jewelry generated in Latin America is sold and settled in U.S. dollars and is therefore not affected by foreign currency translation. A small percentage of the operating and administrative expenses in Latin America are also billed and paid in U.S. dollars which are not affected by foreign currency translation.

Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso and Guatemalan quetzal for the current and prior year periods:

	September 30,		Favorable /
	2017	2016	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.2	19.5	7%
Three months ended	17.8	18.7	5%
Nine months ended	18.9	18.3	(3)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.3	7.5	3%
Three months ended	7.3	7.6	4%
Nine months ended	7.4	7.6	3%

Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the U.S. operations segment as of September 30, 2017 as compared to September 30, 2016:

	Balance at September 30,		Increase /
	2017	2016	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$281,217	$300,646	(6)%
Consumer loans, net (1)	24,108	27,381	(12)%
Inventories	240,384	280,429	(14)%
	$545,709	$608,456	(10)%

Average outstanding pawn loan amount (in ones)	$152	$145	5%

Composition of pawn collateral:
General merchandise	36%	39%
Jewelry	64%	61%
	100%	100%

Composition of inventories:
General merchandise	43%	48%
Jewelry	57%	52%
	100%	100%

Percentage of inventory aged greater than one year	9%	6%

(1)
Does not include the off-balance sheet principal portion of active CSO extensions of credit made by independent third-party lenders. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $9,251 and $11,641 as of September 30, 2017 and 2016, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	September 30,
	2017	2016	Increase
U.S. Operations Segment
Revenue:
Retail merchandise sales	$160,598	$84,547	90%
Pawn loan fees	95,266	48,840	95%
Wholesale scrap jewelry sales	32,397	15,046	115%
Consumer loan and credit services fees	18,525	9,991	85%
Total revenue	306,786	158,424	94%

Cost of revenue:
Cost of retail merchandise sold	107,561	51,922	107%
Cost of wholesale scrap jewelry sold	31,518	13,955	126%
Consumer loan and credit services loss provision	6,068	3,275	85%
Total cost of revenue	145,147	69,152	110%

Net revenue	161,639	89,272	81%

Segment expenses:
Store operating expenses	104,555	52,480	99%
Depreciation and amortization	5,919	2,906	104%
Total segment expenses	110,474	55,386	99%

Segment pre-tax operating income	$51,165	$33,886	51%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 90% to $160,598 during the third quarter of 2017 compared to $84,547 for the third quarter of 2016. The increase was primarily due to the third quarter of 2016 only including the results of operations for Cash America for the period September 2, 2016 to September 30, 2016 (“Cash America 2016 Partial Quarter”) as the Merger was completed on September 1, 2016. Same-store retail sales decreased 1% in both legacy First Cash and Cash America stores in the third quarter of 2017 compared to the third quarter of 2016. During the third quarter of 2017, the gross profit margin on retail merchandise sales in the U.S. was 33% compared to a margin of 39% during the third quarter of 2016, reflecting the impact of historically lower margins in the Cash America stores and a focus during the third quarter of 2017 on clearing aged inventory levels in the Cash America stores.

U.S. inventories decreased 14% from $280,429 at September 30, 2016 to $240,384 at September 30, 2017. The decrease was due to a 19% decline in legacy Cash America store inventories as the Company continues to optimize inventory levels and clear aged inventory in the Cash America stores, partially offset by a 6% increase in legacy First Cash store inventories. Inventories aged greater than one year were 11% and 5% in the legacy Cash America stores and legacy First Cash U.S. stores, respectively.

Pawn Lending Operations

U.S. pawn loan fees increased 95% totaling $95,266 during the third quarter of 2017 compared to $48,840 for the third quarter of 2016. The increase was primarily due to the Cash America 2016 Partial Quarter. Legacy First Cash same-store pawn loan fees increased 3%, while legacy Cash America same-store pawn loan fees decreased 11% in the third quarter of 2017 compared to the third quarter of 2016. Pawn loan receivables in the U.S. as of September 30, 2017 decreased 6% compared to September 30, 2016. Legacy First Cash same-store pawn receivables increased 5%, while legacy Cash America same-store pawn receivables decreased 13% as of September 30, 2017 compared to September 30, 2016. The decline in legacy Cash America same-store pawn receivables and pawn loan fees was primarily due to the expected impact of reducing the holding period on delinquent pawn loans, continued optimization of loan-to-value ratios and to a lesser extent, the impact of the hurricane on pawn receivables in coastal Texas markets.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 115% to $32,397 during the third quarter of 2017 compared to $15,046 during the third quarter of 2016. The increase in wholesale scrap jewelry revenue was primarily due to the Cash America 2016 Partial Quarter. The scrap gross profit margin in the U.S. was 3% compared to the prior-year margin of 7%, primarily as a result of the typically higher cost basis in scrap jewelry sold by the Cash America stores. Scrap jewelry profits accounted for less than 1% of U.S. net revenue (gross profit) for the third quarter of 2017 compared to 1% in the third quarter of 2016.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) increased 85% to $18,525 during the third quarter of 2017 compared to $9,991 for the third quarter of 2016. The increase in fees was due to the Cash America 2016 Partial Quarter. Excluding the increase due to the Cash America 2016 Partial Quarter, consumer loan and credit services fees decreased 32% as the Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints. Revenues from consumer lending operations comprised 6% of total U.S. revenue during the third quarter of 2017 and 2016.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 99% to $104,555 during the third quarter of 2017 compared to $52,480 during the third quarter of 2016, primarily as a result of the Merger. Same-store operating expenses increased 2% and decreased 3% in the legacy First Cash and Cash America stores, respectively, compared with the prior-year period.

U.S. store depreciation and amortization increased 104% to $5,919 during the third quarter of 2017 compared to $2,906 during the third quarter of 2016, primarily as a result of the Merger.

The U.S. segment pre-tax operating income for the third quarter of 2017 was $51,165, which generated a pre-tax segment operating margin of 17% compared to $33,886 and 21% in the prior year, respectively. The decline in the segment pre-tax operating margin was primarily due to historically lower operating margins in the Cash America stores and a focus during the third quarter of 2017 on clearing aged inventory levels in Cash America stores, resulting in lower gross profit margins on retail merchandise sales.

Latin America Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the Latin America operations segment as of September 30, 2017 as compared to September 30, 2016:

				Constant Currency Basis
				Balance at
				September 30,	Increase /
	Balance at September 30,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$90,150	$72,523	24%	$84,378	16%
Consumer loans, net	407	411	(1)%	380	(8)%
Inventories	68,299	52,433	30%	63,855	22%
	$158,856	$125,367	27%	$148,613	19%

Average outstanding pawn loan amount (in ones)	$67	$59	14%	$63	7%

Composition of pawn collateral:
General merchandise	82%	82%
Jewelry	18%	18%
	100%	100%

Composition of inventories:
General merchandise	75%	80%
Jewelry	25%	20%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			September 30,	Increase /
	September 30,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$85,736	$67,668	27%	$81,686	21%
Pawn loan fees	37,279	30,665	22%	35,534	16%
Wholesale scrap jewelry sales	5,131	3,910	31%	5,131	31%
Consumer loan and credit services fees	480	486	(1)%	457	(6)%
Total revenue	128,626	102,729	25%	122,808	20%

Cost of revenue:
Cost of retail merchandise sold	53,789	41,477	30%	51,252	24%
Cost of wholesale scrap jewelry sold	5,313	3,022	76%	5,068	68%
Consumer loan and credit services loss provision	117	138	(15)%	111	(20)%
Total cost of revenue	59,219	44,637	33%	56,431	26%

Net revenue	69,407	58,092	19%	66,377	14%

Segment expenses:
Store operating expenses	34,411	28,094	22%	32,920	17%
Depreciation and amortization	2,704	2,602	4%	2,587	(1)%
Total segment expenses	37,115	30,696	21%	35,507	16%

Segment pre-tax operating income	$32,292	$27,396	18%	$30,870	13%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 27% (21% on a constant currency basis) to $85,736 during the third quarter of 2017 compared to $67,668 for the third quarter of 2016. The increase was primarily due to a 24% increase (19% on a constant currency basis) in same-store retail sales, which included a same-store retail sales increase of 59% (52% on a constant currency basis) in the Maxi Prenda stores acquired in the fourth quarter of 2015 and first quarter of 2016. Excluding the Maxi Prenda stores, same-store retail sales increased 19% (14% on a constant currency basis), which was primarily due to strong retail demand trends and the maturation of existing stores. The gross profit margin on retail merchandise sales was 37% during the third quarter of 2017 compared to 39% during the third quarter of 2016.

Inventories in Latin America increased 30% (22% on a constant currency basis) from $52,433 at September 30, 2016 to $68,299 at September 30, 2017. Increased inventory levels in the Maxi Prenda stores, which historically carried lower inventory balances than the typical First Cash store, accounted for 32% of the increase with growth from new store openings and the maturation of existing stores accounting for the remainder of the increase.

Pawn Lending Operations

Pawn loan fees in Latin America increased 22% (16% on a constant currency basis) totaling $37,279 during the third quarter of 2017 compared to $30,665 for the third quarter of 2016, primarily as a result of the 24% (16% on a constant currency basis) increase in pawn loan receivables as of September 30, 2017 compared to September 30, 2016. The increase in pawn receivables reflects a same-store pawn receivable increase of 22% (14% on a constant currency basis) and new store additions. The increase in same-store pawn receivables was primarily due to strong demand for pawn loans and the maturation of existing stores.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 31% to $5,131 during the third quarter of 2017 compared to $3,910 during the third quarter of 2016. The increase in wholesale scrap jewelry revenue was primarily due to reduced scrapping activities in the Maxi Prenda stores during the third quarter of 2016 as those stores were being converted to the Company’s proprietary point of sale and loan management system. The scrap gross profit margin in Latin America was a loss of 4% (1% profit on a constant currency basis) compared to the prior-year margin of 23%. Scrap jewelry profits or losses accounted for less than 1% of Latin America net revenue (gross profit) for the third quarter of 2017 compared to 2% in the third quarter of 2016.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 22% (17% on a constant currency basis) to $34,411 during the third quarter of 2017 compared to $28,094 during the third quarter of 2016 and same-store operating expenses increased 14% (9% on a constant currency basis) compared to the prior-year period. The increase in both total and same-store operating expenses was due in large part to increased compensation expense related to incentive pay and entry level wage competition.

The segment pre-tax operating income for the third quarter of 2017 was $32,292, which generated a pre-tax segment operating margin of 25% compared to $27,396 and 27% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016:

	Three Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)
Consolidated Results of Operations
U.S. operations segment pre-tax operating income	$51,165	$33,886	51%
Latin America operations segment pre-tax operating income	32,292	27,396	18%
Consolidated segment pre-tax operating income	83,457	61,282	36%

Corporate expenses and other income:
Administrative expenses	29,999	24,500	22%
Depreciation and amortization	5,249	1,773	196%
Interest expense	6,129	5,073	21%
Interest income	(418)	(138)	203%
Merger and other acquisition expenses	911	29,398	(97)%
Loss on extinguishment of debt	20	—	—%
Net loss on sale of common stock of Enova	—	253	(100)%
Total corporate expenses and other income	41,890	60,859	(31)%

Income before income taxes	41,567	423	9,727%

Provision for income taxes	13,293	1,835	624%

Net income (loss)	$28,274	$(1,412)	2,102%

Comprehensive income (loss)	$23,293	$(15,413)	251%

Corporate Expenses and Taxes

Administrative expenses increased 22% to $29,999 during the third quarter of 2017 compared to $24,500 during the third quarter of 2016, primarily as a result of the Merger, a 37% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth and by a 5% favorable change in the average value of the Mexican peso, which increased comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses decreased from 9% during the third quarter of 2016 to 7% during the third quarter of 2017, primarily due to synergies realized from the Merger and the Maxi Prenda acquisition.

Depreciation and amortization increased to $5,249 during the third quarter of 2017 compared to $1,773 during the third quarter of 2016 primarily due to the assumption of substantial corporate property and equipment from the Merger and $2,313 in amortization expense related to intangible assets acquired as a result of the Merger.

Interest expense increased to $6,129 in the third quarter of 2017 compared to $5,073 for the third quarter of 2016. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses decreased to $911 during the third quarter of 2017 compared to $29,398 during the third quarter of 2016, reflecting timing in transaction and integration costs primarily related to the Merger. See “—Non-GAAP Financial Information” for additional details of Merger related expenses.

For the third quarter of 2017 and 2016, the Company’s effective federal income tax rates were 32.0% and 433.8%, respectively. The effective tax rate for the third quarter of 2016 was impacted by certain significant Merger related expenses being non-deductible for income tax purposes. The effective tax rate for the third quarter included changes in certain tax estimates made during the third quarter of 2017 as a result of finalizing the 2016 tax returns.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the third quarter of 2017 compared to the third quarter of 2016:

	Three Months Ended September 30,
	2017		2016
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$435,412	$435,412	$261,153	$261,153
Net revenue	$231,046	$231,046	$147,364	$147,364
Net income (loss)	$28,274	$28,861	$(1,412)	$20,126
Diluted earnings (loss) per share	$0.59	$0.61	$(0.04)	$0.58
Weighted avg diluted shares	47,668	47,668	34,631	34,631

GAAP and adjusted earnings per share for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 were positively impacted by $0.02 per share due to the year-over-year 5% favorable change in the average value of the Mexican peso. Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as Merger and other acquisition expenses and loss on extinguishment of debt, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

Operating Results for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

U.S. Operations Segment

The following table presents segment pre-tax operating income of the U.S. operations segment for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Nine Months Ended
	September 30,
	2017	2016	Increase
U.S. Operations Segment
Revenue:
Retail merchandise sales	$519,116	$186,673	178%
Pawn loan fees	287,338	94,929	203%
Wholesale scrap jewelry sales	91,430	25,910	253%
Consumer loan and credit services fees	57,425	19,619	193%
Total revenue	955,309	327,131	192%

Cost of revenue:
Cost of retail merchandise sold	337,789	114,632	195%
Cost of wholesale scrap jewelry sold	87,600	22,914	282%
Consumer loan and credit services loss provision	15,115	5,380	181%
Total cost of revenue	440,504	142,926	208%

Net revenue	514,805	184,205	179%

Segment expenses:
Store operating expenses	318,044	107,196	197%
Depreciation and amortization	18,759	5,827	222%
Total segment expenses	336,803	113,023	198%

Segment pre-tax operating income	$178,002	$71,182	150%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 178% to $519,116 during the nine months ended September 30, 2017 compared to $186,673 for the nine months ended September 30, 2016. The increase was primarily due to the nine months ended September 30, 2016 only including the results of operations for Cash America for the period September 2, 2016 to September 30, 2016 (“Cash America 2016 Partial Period”) as the Merger was completed on September 1, 2016. Same-store retail sales decreased 1% in legacy First Cash stores and decreased 4% in legacy Cash America stores during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Gross profit margin on retail merchandise sales in the U.S. was 35% during the nine months ended September 30, 2017 compared to a margin of 39% during the nine months ended September 30, 2016, reflecting the impact of historically lower margins in the Cash America stores and a focus during 2017 on clearing aged inventory levels in the Cash America stores.

Pawn Lending Operations

U.S. pawn loan fees increased 203% totaling $287,338 during the nine months ended September 30, 2017 compared to $94,929 for the nine months ended September 30, 2016. The increase was primarily due to the Cash America 2016 Partial Period. Legacy First Cash same-store pawn loan fees increased 4%, while legacy Cash America same-store pawn loan fees decreased 8% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Pawn loan receivables in the U.S. as of September 30, 2017 decreased 6% compared to September 30, 2016. Legacy First Cash same-store pawn receivables increased 5%, while legacy Cash America same-store pawn receivables decreased 13% as of September 30, 2017 compared to September 30, 2016. The decline in legacy Cash America same-store pawn receivables and pawn loan fees was primarily due to the expected impact of reducing the holding period on delinquent pawn loans, continued optimization of loan-to-value ratios and to a lesser extent, the impact of the hurricane on pawn receivables in coastal Texas markets.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 253% to $91,430 during the nine months ended September 30, 2017 compared to $25,910 during the nine months ended September 30, 2016. The increase in wholesale scrap jewelry revenue was primarily due to the Cash America 2016 Partial Period. The scrap gross profit margin in the U.S. was 4% compared to the prior-year margin of 12%, primarily as a result of the typically higher cost basis in scrap jewelry sold by the Cash America stores. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for the nine months ended September 30, 2017 compared to 2% in the nine months ended September 30, 2016.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) increased 193% to $57,425 during the nine months ended September 30, 2017 compared to $19,619 for the nine months ended September 30, 2016. The increase in fees was due to the Cash America 2016 Partial Period. Excluding the increase due to the Cash America 2016 Partial Period, consumer loan and credit services fees decreased 30% as the Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints. Revenues from consumer lending operations comprised 6% of total U.S. revenue during the nine months ended September 30, 2017 and 2016.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 197% to $318,044 during the nine months ended September 30, 2017 compared to $107,196 during the nine months ended September 30, 2016, primarily as a result of the Merger. Same-store operating expenses increased 1% and decreased 3% in the legacy First Cash and Cash America stores, respectively, compared with the prior-year period.

U.S. store depreciation and amortization increased 222% to $18,759 during the nine months ended September 30, 2017 compared to $5,827 during the nine months ended September 30, 2016, primarily as a result of the Merger.

The U.S. segment pre-tax operating income for the nine months ended September 30, 2017 was $178,002, which generated a pre-tax segment operating margin of 19% compared to $71,182 and 22% in the prior year, respectively. The decline in the segment pre-tax operating margin was primarily due to historically lower operating margins in the Cash America stores and a focus during 2017 on clearing aged inventory levels in Cash America stores, resulting in lower gross profit margins on retail merchandise sales.

Latin America Operations Segment

The following table presents segment pre-tax operating income of the Latin America operations segment for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Nine Months
				Ended
	Nine Months Ended			September 30,	Increase /
	September 30,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$231,034	$199,861	16%	$238,833	19%
Pawn loan fees	96,090	87,887	9%	99,272	13%
Wholesale scrap jewelry sales	15,855	9,996	59%	15,855	59%
Consumer loan and credit services fees	1,329	1,460	(9)%	1,377	(6)%
Total revenue	344,308	299,204	15%	355,337	19%

Cost of revenue:
Cost of retail merchandise sold	145,669	124,534	17%	150,536	21%
Cost of wholesale scrap jewelry sold	14,770	7,787	90%	15,238	96%
Consumer loan and credit services loss provision	304	400	(24)%	315	(21)%
Total cost of revenue	160,743	132,721	21%	166,089	25%

Net revenue	183,565	166,483	10%	189,248	14%

Segment expenses:
Store operating expenses	94,736	83,367	14%	97,565	17%
Depreciation and amortization	7,723	7,919	(2)%	7,956	—%
Total segment expenses	102,459	91,286	12%	105,521	16%

Segment pre-tax operating income	$81,106	$75,197	8%	$83,727	11%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 16% (19% on a constant currency basis) to $231,034 during the nine months ended September 30, 2017 compared to $199,861 for the nine months ended September 30, 2016. The increase was primarily due to a 9% increase (13% on a constant currency basis) in same-store retail sales, which included a same-store retail sales increase of 25% (20% on a constant currency basis) in the Maxi Prenda stores acquired in the fourth quarter of 2015 and first quarter of 2016. Excluding the Maxi Prenda stores, same-store retail sales increased 9% (13% on a constant currency basis), which was primarily due to strong retail demand trends and the maturation of existing stores. During the nine months ended September 30, 2017, the gross profit margin on retail merchandise sales was 37% compared to 38% during the nine months ended September 30, 2016.

Pawn Lending Operations

Pawn loan fees in Latin America increased 9% (13% on a constant currency basis) totaling $96,090 during the nine months ended September 30, 2017 compared to $87,887 for the nine months ended September 30, 2016 as a result of the 24% (16% on a constant currency basis) increase in pawn loan receivables as of September 30, 2017 compared to September 30, 2016. The increase in pawn receivables reflects a same-store pawn receivable increase of 22% (14% on a constant currency basis) and new store additions. The increase in same-store pawn receivables was primarily due to strong demand for pawn loans and the maturation of existing stores.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 59% to $15,855 during the nine months ended September 30, 2017 compared to $9,996 during the nine months ended September 30, 2016. The increase in wholesale scrap jewelry revenue was primarily due to reduced scrapping activities in the Maxi Prenda stores during the nine months ended September 30, 2016 as those stores were being converted to the Company’s proprietary point of sale and loan management system. The scrap gross profit margin in Latin America was 7% (4% on a constant currency basis) compared to the prior-year margin of 22%. Scrap jewelry profits accounted for 1% of Latin America net revenue (gross profit) for the nine months ended September 30, 2017, which equaled the nine months ended September 30, 2016.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 14% (17% on a constant currency basis) to $94,736 during the nine months ended September 30, 2017 compared to $83,367 during the nine months ended September 30, 2016 and same-store operating expenses increased 4% (7% on a constant currency basis) compared to the prior-year period. The increase in both total and same-store operating expenses was due in large part to increased compensation expense related to incentive pay and entry level wage competition.

The segment pre-tax operating income for the nine months ended September 30, 2017 was $81,106, which generated a pre-tax segment operating margin of 24% compared to $75,197 and 25% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016:

	Nine Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)
Consolidated Results of Operations
U.S. operations segment pre-tax operating income	$178,002	$71,182	150%
Latin America operations segment pre-tax operating income	81,106	75,197	8%
Consolidated segment pre-tax operating income	259,108	146,379	77%

Corporate expenses and other income:
Administrative expenses	93,542	58,277	61%
Depreciation and amortization	16,322	3,419	377%
Interest expense	17,827	13,859	29%
Interest income	(1,138)	(636)	79%
Merger and other acquisition expenses	3,164	33,877	(91)%
Loss on extinguishment of debt	14,114	—	—%
Net loss on sale of common stock of Enova	—	253	(100)%
Total corporate expenses and other income	143,831	109,049	32%

Income before income taxes	115,277	37,330	209%

Provision for income taxes	39,119	13,895	182%

Net income	$76,158	$23,435	225%

Comprehensive income (loss)	$107,519	$(7,269)	1,579%

Corporate Expenses and Taxes

Administrative expenses increased 61% to $93,542 during the nine months ended September 30, 2017 compared to $58,277 during the nine months ended September 30, 2016, primarily as a result of the Merger and a 54% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by a 3% unfavorable change in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses decreased from 9% during the nine months ended September 30, 2016 to 7% during the nine months ended September 30, 2017, primarily due to synergies realized from the Merger and the Maxi Prenda acquisition.

Depreciation and amortization increased to $16,322 during the nine months ended September 30, 2017 compared to $3,419 during the nine months ended September 30, 2016 primarily due to the assumption of substantial corporate property and equipment from the Merger and $7,428 in amortization expense related to intangible assets acquired as a result of the Merger.

Interest expense increased to $17,827 during the nine months ended September 30, 2017 compared to $13,859 for the nine months ended September 30, 2016. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses decreased to $3,164 during the nine months ended September 30, 2017 compared to $33,877 for the nine months ended September 30, 2016, reflecting timing in transaction and integration costs primarily related to the Merger. See “—Non-GAAP Financial Information” for additional details of Merger related expenses.

During the nine months ended September 30, 2017, the Company repurchased through a tender offer, or otherwise redeemed, its outstanding $200,000, 6.75% senior notes due 2021 incurring a loss on extinguishment of debt of $14,114.

For the nine months ended September 30, 2017 and 2016, the Company’s effective federal income tax rates were 33.9% and 37.2%, respectively. The decrease in the effective tax rate was primarily due to certain significant Merger related expenses being non-deductible for income tax purposes during the nine months ended September 30, 2016, the tax impact of the loss on extinguishment of debt and changes in certain tax estimates made during 2017 as a result of finalizing the 2016 tax returns.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2017		2016
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$1,299,617	$1,299,617	$626,335	$626,335
Net revenue	$698,370	$698,370	$350,688	$350,688
Net income	$76,158	$87,044	$23,435	$47,884
Diluted earnings per share	$1.58	$1.81	$0.77	$1.58
Weighted avg diluted shares	48,117	48,117	30,372	30,372

GAAP and adjusted earnings per share for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were negatively impacted by $0.03 per share due to the year-over-year 3% unfavorable change in the average value of the Mexican peso. Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as Merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company’s primary sources of liquidity were $93,411 in cash and cash equivalents, $265,544 of available and unused funds under the Company’s long-term lines of credit with its commercial lenders, $441,016 in customer loans and fees and service charges receivable and $308,683 in inventories. As of September 30, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was $42,329, which is primarily held in Mexican pesos. The Company had working capital of $758,637 as of September 30, 2017 and total equity exceeded liabilities by a ratio of 2.2 to 1.

On May 30, 2017, the Company completed an offering of $300,000 of 5.375% senior notes due on June 1, 2024 (the “Notes”). Interest on the Notes will be payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2017. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The Company used the proceeds from the offering to repurchase, or otherwise redeem, its outstanding $200,000, 6.75% senior notes due 2021 (the “2021 Notes”), to repay borrowings under the Company’s credit facility and to pay related fees and expenses associated with the Notes offering and the repurchase and redemption of the 2021 Notes. The Company capitalized approximately $5,200 in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying condensed consolidated balance sheets.

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

For the nine months ended September 30, 2017, the Company recognized a $14,114 loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes which includes the tender or redemption premiums paid over the outstanding $200,000 principal amount of the 2021 Notes and other reacquisition costs of $10,895 and the write off of unamortized debt issuance costs of $3,219.
At September 30, 2017, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400,000. In May 2017, the term of the 2016 Credit Facility was extended through September 2, 2022. The calculation of the fixed charge coverage ratio was also amended to remove share repurchases from the calculation to provide greater flexibility for making future share repurchases and paying cash dividends.

At September 30, 2017, the Company had $140,000 in outstanding borrowings and a $4,456 outstanding letter of credit under the 2016 Credit Facility, leaving $255,544 available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at September 30, 2017 was 3.75% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of September 30, 2017, and believes it has the capacity to borrow a substantial portion of the amount available under the 2016 Credit Facility under the most restrictive covenant. During the nine months ended September 30, 2017, the Company made net payments of $120,000 pursuant to the 2016 Credit Facility.

At September 30, 2017, the Company maintained a U.S. dollar denominated line of credit with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $10,000. The Mexico Credit Facility bears interest at 30-day LIBOR plus a fixed spread of 2.0% and matures in December 2017. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the requirements and covenants of the Mexico Credit Facility as of September 30, 2017, and believes it has the capacity to borrow the full amount available under the Mexico Credit Facility under the most restrictive covenant. The Company is required to pay a one-time commitment fee of $25 due when the first amount is drawn/borrowed. At September 30, 2017, the Company had no amount outstanding under the Mexico Credit Facility and $10,000 was available for borrowings.

In general, revenue growth is dependent upon the Company’s ability to fund the addition of store locations (both de novo openings and acquisitions) and growth in customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to the Merger, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its credit facilities, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity:

	Nine Months Ended
	September 30,
	2017	2016
Cash flow provided by operating activities	$148,846	$40,474
Cash flow used in investing activities	$(22,475)	$(88,957)
Cash flow provided by (used in) financing activities	$(128,365)	$50,537

	Balance at September 30,
	2017	2016
Working capital	$758,637	$817,559
Current ratio	6.57:1	5.85:1
Liabilities to equity ratio	0.45:1	0.59:1
Net Debt Ratio (1)	1.28:1	3.42:1

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

Net cash provided by operating activities increased $108,372, or 268%, from $40,474 for the nine months ended September 30, 2016 to $148,846 for the nine months ended September 30, 2017, due primarily to an increase in net income of $52,723 and net changes in certain adjustments and operating assets and liabilities (as detailed in the condensed consolidated statements of cash flows).

Net cash used in investing activities decreased $66,482, or 75%, from $88,957 for the nine months ended September 30, 2016 to $22,475 for the nine months ended September 30, 2017. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions and purchases of property and equipment. In addition, net cash flows related to fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $1,141 in cash related to acquisitions during the nine months ended September 30, 2017 compared to $28,756 in the prior-year period. In addition, the portion of the aggregate Merger consideration paid in cash upon closing of the Merger, net of cash acquired, was $8,251 during nine months ended September 30, 2016. The Company received net repayments on loan receivables of $5,261 during the nine months ended September 30, 2017 compared to net fundings of $31,486 during the nine months ended September 30, 2016 and received proceeds of $2,962 from the sale of 317,000 shares of common stock of Enova International, Inc. during the nine months ended September 30, 2016.

Net cash used in financing activities increased $178,902, or 354%, from net cash provided by financing activities of $50,537 for the nine months ended September 30, 2016 to net cash used in financing activities of $128,365 for the nine months ended September 30, 2017. Net payments on the Company’s credit facilities were $120,000 during the nine months ended September 30, 2017 compared to net proceeds of $302,000 during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company received $300,000 in proceeds from the private offering of the Notes and paid $5,342 in debt issuance costs. Using part of the proceeds from the Notes, the Company repurchased, or otherwise redeemed, the $200,000 2021 Notes and paid tender or redemption premiums over the face value of the 2021 Notes and other reacquisition costs of $10,895 during the nine months ended September 30, 2017. In addition, the Company repaid $6,532 in peso-denominated debt assumed from the Maxi Prenda acquisition and $232,000 in debt assumed in conjunction with the Merger during the nine months ended September 30, 2016. The Company repurchased $65,035 worth of shares of its common stock, realized proceeds from the exercise of stock options of $307 and paid dividends of $27,400 during the nine months ended September 30, 2017, compared to dividends paid of $10,591 during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company opened 32 new pawn stores in Latin America, acquired five pawn stores in Latin America, opened two pawn stores in the U.S. and acquired one pawn store in the U.S. The cumulative purchase price of the 2017 acquisitions was $1,154, net of cash acquired and certain post-closing adjustments. The purchases were composed of $1,124 in cash paid during the nine months ended September 30, 2017 and $30 of deferred purchase price payable to the sellers in 2017. During the nine months ended September 30, 2017, the Company also paid $17 of deferred purchase price amounts payable related to prior-year acquisitions. The Company funded $26,595 in capital expenditures during the nine months ended September 30, 2017, related primarily to maintenance capital expenditures and new store additions.

The Company intends to continue expansion primarily through acquisitions and new store openings. For fiscal 2017, the Company expects to add approximately 50 to 60 stores, primarily in Latin America. The Company expects that total capital expenditures for 2017, including expenditures for new and remodeled stores and other corporate assets, will total approximately $32,000 to $37,000. Management believes that cash on hand, the amounts available to be drawn under the credit facilities and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2017.

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

As of September 30, 2017, the Company has contractual commitments to deliver a total of 7,475 gold ounces over the months of October through December 31, 2017. The ounces required to be delivered over this time period are well within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the first quarter of 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10,005 and an average cost per share of $43.94. In May 2017, the Company’s Board of Directors authorized a new common stock repurchase program for up to $100,000 of the Company’s outstanding common stock. The new share repurchase program replaced the Company’s prior share repurchase plan, which was terminated in May 2017. Under the May 2017 stock repurchase program, the Company has repurchased 954,000 shares of its common stock at an aggregate cost of $55,030 and an average cost per share of $57.65 and $44,970 remains available for repurchases as of September 30, 2017. The Company intends to continue repurchases under its repurchase program in 2017 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

In October 2017, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $100,000 of the Company’s outstanding common stock to become effective upon completion of the May 2017 program.

In October 2017, the Company’s Board of Directors approved a plan to increase the annual dividend 5% from $0.76 per share to $0.80 per share, or $0.20 per share quarterly, beginning in the fourth quarter of 2017. The $0.20 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $9,470 based on September 30, 2017 share counts, declared by the Board of Directors will be paid on November 30, 2017 to stockholders of record as of November 13, 2017. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

The Company expects to incur additional expenses in 2017 and 2018 in connection with its Merger and integration of Cash America. The Company has adjusted the applicable financial measures to exclude these items because it generally would not incur such costs and expenses as part of its continuing operations. The Merger related expenses are predominantly incremental costs directly associated with the Merger and integration of Cash America, including professional fees, legal expenses, severance and retention payments, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

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

The following table provides a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income (loss), as reported	$28,274	$0.59	$(1,412)	$(0.04)	$76,158	$1.58	$23,435	$0.77
Adjustments, net of tax:
Merger related expenses:
Transaction	—	—	10,915	0.32	—	—	13,732	0.45
Severance and retention	56	—	8,737	0.25	857	0.02	8,737	0.29
Other	518	0.02	1,726	0.05	1,137	0.02	1,726	0.06
Total Merger related expenses	574	0.02	21,378	0.62	1,994	0.04	24,195	0.80
Other acquisition expenses	—	—	—	—	—	—	94	—
Loss on extinguishment of debt	13	—	—	—	8,892	0.19	—	—
Net loss on sale of common stock of Enova	—	—	160	—	—	—	160	0.01
Adjusted net income	$28,861	$0.61	$20,126	$0.58	$87,044	$1.81	$47,884	$1.58

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above:

	Three Months Ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger related expenses (1)	$911	$337	$574	$29,398	$8,020	$21,378
Loss on extinguishment of debt	20	7	13	—	—	—
Net loss on sale of common stock of Enova	—	—	—	253	93	160
Total adjustments	$931	$344	$587	$29,651	$8,113	$21,538

	Nine Months Ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger related expenses (1)	$3,164	$1,170	$1,994	$33,727	$9,532	$24,195
Other acquisition expenses	—	—	—	150	56	94
Loss on extinguishment of debt	14,114	5,222	8,892	—	—	—
Net loss on sale of common stock of Enova	—	—	—	253	93	160
Total adjustments	$17,278	$6,392	$10,886	$34,130	$9,681	$24,449

(1)	Resulting tax benefit for the three and nine months ended September 30, 2016 is less than the statutory rate as a portion of the transaction costs were not deductible for tax purposes.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance and adjusted EBITDA is used in the calculation of the Net Debt Ratio as defined in the Company’s senior notes covenants. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA:

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017		2016
Net income (loss)	$28,274	$(1,412)	$76,158	$23,435		$112,850		$42,845
Income taxes	13,293	1,835	39,119	13,895		58,544		22,112
Depreciation and amortization	13,872	7,281	42,804	17,165		57,504		21,453
Interest expense	6,129	5,073	17,827	13,859		24,288		18,264
Interest income	(418)	(138)	(1,138)	(636)		(1,253)		(1,059)
EBITDA	61,150	12,639	174,770	67,718		251,933		103,615
Adjustments:
Merger related expenses	911	29,398	3,164	33,727		5,657		33,727
Other acquisition expenses	—	—	—	150		300		1,850
Loss on extinguishment of debt	20	—	14,114	—		14,114		—
Net (gain) / loss on sale of common stock of Enova	—	253	—	253		(1,552)		253
Adjusted EBITDA	$62,081	$42,290	$192,048	$101,848		$270,452		$139,445

Net Debt Ratio calculated as follows:
Total debt (outstanding principal)						$440,000		$560,000
Less: cash and cash equivalents						(93,411)		(83,356)
Net debt						$346,589		$476,644
Adjusted EBITDA						$270,452		$139,445
Net Debt Ratio					1.28	:1	3.42	:1

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Cash flow from operating activities	$46,033	$901	$148,846	$40,474	$205,226	$68,101
Cash flow from investment activities:
Loan receivables, net of cash repayments	(28,702)	(22,020)	5,261	(31,486)	20,675	(12,903)
Purchases of property and equipment	(9,194)	(6,353)	(26,595)	(23,426)	(37,032)	(28,971)
Free cash flow	8,137	(27,472)	127,512	(14,438)	188,869	26,227
Merger related expenses paid, net of tax benefit	898	18,158	4,443	19,715	5,667	19,715
Adjusted free cash flow	$9,035	$(9,314)	$131,955	$5,277	$194,536	$45,942

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

On July 11, 2017, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule on consumer arbitration agreements banning waiver of class action in pre-dispute arbitration clauses (the “Arbitration Rule”) with an effective date of March 2019. The rule, as written, would have prohibited financial services companies, including the Company, from using arbitration clauses that ban consumers from participating in class actions. On July 25, 2017, the House of Representatives voted to repeal the Arbitration Rule using the Congressional Review Act (the “CRA”) and on October 24, 2017, the Senate also voted to repeal the Arbitration Rule under the CRA. The repeal measure will now go to the president’s desk, where it is expected to be signed. The congressional repeal prevents the measure from returning to legislative consideration for the next five years. The Arbitration Rule was also legally challenged by various industry trades and groups seeking declaratory and injunctive relief and challenging the constitutionality and legality of the Arbitration Rule and the CFPB, among other things (the “Arbitration Lawsuit”). The CRA repeal likely makes the Arbitration Lawsuit moot unless the plaintiffs pursue additional relief or declaration that the CFPB is unconstitutional.

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”), which is scheduled to take effect in July 2019. If the SDL Rule takes effect, lenders, like the Company, will be required, among other things, to determine whether consumers have the ability to repay their loans before issuing certain short-term small dollar, payday and auto title loans. Importantly, the SDL Rule does not apply to non-recourse pawn loans. The SDL Rule applies to all storefront and online small-dollar short-term lenders regardless of state license or tribal affiliation. However, the CFPB provided for an exception for lenders offering accommodation loans that make less than 2,500 short-term loans per year and derive no more than 10 percent of their revenue from such loans. Additionally, the CFPB exempted the National Credit Union Administration’s authorized “payday alternative loans” and certain wage advance loans offered to employees by employers. The SDL Rule will likely be subject to legislative challenges, trade association litigation and potentially a new CFPB Director. If the SDL Rule does become effective, the small dollar lending industry will experience a significant regulatory change.

The Company believes that the SDL Rule will not directly impact the vast majority of its pawn products, which comprise approximately 95% of its total revenues.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of September 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(In thousands except share and per share amounts)

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the first quarter of 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10,005 and an average cost per share of $43.94. In May 2017, the Company’s Board of Directors authorized a new common stock repurchase program for up to $100,000 of the Company’s outstanding common stock. The new share repurchase program replaced the Company’s prior share repurchase plan, which was terminated in May 2017. Under the May 2017 stock repurchase program, the Company has repurchased 954,000 shares of its common stock at an aggregate cost of $55,030 and an average cost per share of $57.65 and $44,970 remains available for repurchases as of September 30, 2017. The Company intends to continue repurchases under its repurchase program in 2017 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during the nine months ended September 30, 2017:

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2017	—	$—	—	1,148,000	(2)
February 1 through February 28, 2017	228,000	43.94	228,000	920,000	(2)
March 1 through March 31, 2017	—	—	—	920,000	(2)
April 1 through April 30, 2017	—	—	—	920,000	(2)
May 1 through May 31, 2017	—	—	—	(1)	$100,000
June 1 through June 30, 2017	290,000	56.06	290,000	(1)	83,731
July 1 through July 31, 2017	292,000	58.21	292,000	(1)	66,733
August 1 through August 31, 2017	269,000	58.53	269,000	(1)	50,989
September 1 through September 30, 2017	103,000	58.22	103,000	(1)	44,970
Total	1,182,000	$55.01	1,182,000

(1)	The 2,000,000 share repurchase program was terminated in May 2017.

(2)	The $100,000 repurchase program was initiated in May 2017.

In October 2017, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $100,000 of the Company’s outstanding common stock to become effective upon completion of the May 2017 program.

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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2017, filed with the SEC on November 1, 2017, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2017, September 30, 2016 and December 31, 2016, (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and September 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: November 1, 2017	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)