Form 10-K
period 2017-12-31
FIRSTCASH, INC
filed 2018-02-20
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 001-10960
FIRSTCASH, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2237318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 West 7th Street, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)
(817) 335-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NYSE

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,406,000,000 based on the closing price as reported on the New York Stock Exchange.

As of February 12, 2018, there were 46,554,838 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be held on or about May 29, 2018, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH, INC.
FORM 10-K
For the Year Ended December 31, 2017

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

PART I

Item 1. Business

General

The Company is a leading operator of retail-based pawn stores in the U.S. and Latin America. As of December 31, 2017, the Company had 2,111 locations, consisting of 1,112 stores in 26 U.S. states (including the District of Columbia), 953 stores in all 32 states in Mexico, 33 stores in Guatemala and 13 stores in El Salvador.

On September 1, 2016, the Company completed its merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying audited consolidated results of operations for the year ended December 31, 2017 includes the results of operations for Cash America, while the comparable prior-year period includes the results of operations for Cash America for the period September 2, 2016 to December 31, 2016, affecting comparability of fiscal 2017 and 2016 amounts. See Note 3 of Notes to Consolidated Financial Statements for additional information about the Merger.

The Company’s primary business is the operation of large format, full-service pawn stores which make small pawn loans secured by personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. These pawn stores generate significant retail sales from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, some of the Company’s pawn stores offer small unsecured consumer loans or credit services products. The Company’s strategy is to focus on growing its large format, full-service pawn operations in the U.S. and Latin America through new store openings and strategic acquisition opportunities as they arise.

In addition to its pawn stores, the Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. The Company also offers check cashing services through franchised check cashing centers, for which the Company receives franchise fees. Beginning in fiscal 2018, the Company no longer offers fee-based check cashing services in its non-franchise stores. The Company considers the credit services and consumer loan products to be non-core, non-growth revenue streams, which the Company has deemphasized in recent years and represented approximately 4% of the Company’s total revenues for both of the years ended December 31, 2017 and 2016.

Revenue for the year ended December 31, 2017 was primarily generated from the Company’s pawn operations with 27% of total revenues derived from Latin America and 73% from the U.S. For additional historical information on the composition of revenues from the U.S. and Latin America, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

The Company organizes its operations into two reportable segments: the U.S. operations segment and the Latin America operations segment. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador. The Company intends to open its first stores in Colombia in 2018, which will be included in the Latin America operations segment.

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

United States

The pawn industry in the U.S. is well established, with the highest concentration of pawn stores located in the Southeast, Midwest and Southwest regions of the country. The operation of pawn stores is governed primarily by state laws and accordingly, states that maintain regulations most conducive to profitable pawn operations have historically seen the greatest concentration of pawn stores. Management believes the U.S. pawn industry, although mature, remains highly fragmented. The two major publicly traded companies in the pawn industry, which includes the Company, currently operate approximately 1,600 of the estimated 12,000 to 14,000 pawn stores in the U.S. The Company believes the majority of pawnshops in the U.S. are owned by individuals operating five or fewer locations.

Mexico and Other Latin American Markets

Most of the Company’s pawn stores in Latin America are larger format, full-service stores, similar to the U.S. stores, which lend on a wide array of collateral and have a retail sales floor. The majority of pawn stores in Latin America are much smaller than a typical U.S. pawn store, have limited retail space and often offer only pawn loans collateralized by gold jewelry or small consumer electronics. Accordingly, competition in Latin America for the Company’s large format, full-service pawn stores is limited. A large percentage of the population in Mexico and other countries in Latin America are unbanked or under-banked and have limited access to consumer credit. The Company believes that there is significant opportunity for future expansion in Mexico and other Latin American countries due to the large potential consumer base and limited competition from other large format, full-service pawn store operators.

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

The Company has opened or acquired over 1,400 pawn stores in the last five fiscal years, including 815 stores as a result of the Merger. Net store additions have grown at a compound annual store growth rate of 21% over this period. The Company intends to open additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following table details stores opened and acquired over the five year period ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015	2014	2013
U.S. stores:
Merged Cash America locations	—	815	—	—	—
New locations opened	2	—	—	8	9
Locations acquired	1	3	33	25	34
Total additions	3	818	33	33	43

Latin America stores:
New locations opened	45	41	38	31	60
Locations acquired	5	179	32	47	8
Total additions	50	220	70	78	68

Total:
Merged Cash America locations	—	815	—	—	—
New locations opened	47	41	38	39	69
Locations acquired	6	182	65	72	42
Total additions	53	1,038	103	111	111

For additional information on store count activity, see “—Locations and Operations” below.

New Store Openings

The Company plans to continue opening new pawn stores, primarily in Latin America, and to a much lesser extent in the U.S. The Company typically opens new stores in under-developed markets, especially where customer demographics are favorable and competition is limited or restricted. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically be open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn and consumer loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

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

The Company has employee-training programs that promote customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully-integrated functionality to support point-of-sale retail operations, real-time merchandise valuations, loan-to-value calculations, inventory management, customer recordkeeping, loan management, compliance and control systems and employee compensation. Each store is connected on a real-time basis to a secure data center that houses the centralized databases and operating systems. The information systems provide management with the ability to continuously monitor store transactions and operating results. The Company completed the process of converting all Cash America stores to the Company’s proprietary computer information system during 2017.

The Company maintains a well-trained internal audit staff that conducts regular store visits to test compliance of financial and operational controls. Management believes the current operating and financial controls and systems are adequate for the Company’s existing store base and can accommodate reasonably foreseeable growth in the near term.

Services Offered by the Company

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn stores. The items the Company sells generally consist of pre-owned consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. The Company also melts certain quantities of scrap jewelry and sells the gold, silver and diamonds in commodity markets. Total merchandise sales accounted for approximately 67% of the Company’s revenue during fiscal 2017.

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

The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the final payment is received or when previous payments are forfeited to the Company.

Retail sales are seasonally highest in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S.

Pawn Lending Activities

The Company’s pawn stores make small, short-term, secured loans to its customers in order to help them meet short-term cash needs. All pawn loans are collateralized by personal property such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments. Pawn loans are non-recourse loans and the pledged goods provide the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. Pawn loans are non-recourse loans and a customer does not have a legal obligation to repay a pawn loan. There is no collections process and the decision to not repay the loan will not affect the customer’s credit score.

At the time a pawn loan transaction is entered into, an agreement or contract, commonly referred to as a “pawn ticket,” is delivered to the borrower for signature that sets forth, among other items, the name and address of the pawnshop, the borrower’s name, the borrower’s identification number from his/her driver’s license or other government issued identification, date, identification and description of the pledged goods, including applicable serial numbers, amount financed, pawn service fee, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

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

The pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for approximately 29% of the Company’s revenue during fiscal 2017.

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

Credit Services and Consumer Loan Activities

As of December 31, 2017, the Company operated 44 stand-alone consumer loan locations in the U.S. and 28 stand-alone consumer loan locations in Mexico. In addition, 313 pawn locations in the U.S. and 49 pawn locations in Mexico also offer consumer loan products. Total revenues from consumer loan and credit services operations accounted for approximately 4% of total revenues in 2017.

The Company offers fee-based credit services organization programs (“CSO Programs”) to assist consumers in obtaining extensions of credit. The Company’s stand-alone consumer loan stores and select pawn stores in the states of Texas and Ohio offer the CSO Programs. The Company’s CSO Programs comply with the respective jurisdiction’s credit services organization act, credit access business law or a similar statute. Under the CSO Programs, the Company assists customers in applying for a short-term extension of credit from independent, non-bank, consumer lending companies (the “Independent Lenders”) and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The Company also offers an automobile title lending product under the CSO Programs. Total credit services fees accounted for 2% of the Company’s revenue during fiscal 2017.

The Company also offers small, unsecured consumer loans to customers in various states within the U.S. and in Mexico. To qualify for a consumer loan, a customer generally must have proof of steady income, residence and valid identification. At maturity, the customer typically returns to the store to pay off the loan and related fee with cash. If the customer fails to repay the loan, the Company initiates collection procedures. These consumer loan fees accounted for 2% of the Company’s revenue during fiscal 2017.

The Company operates a stand-alone franchised based, check cashing business, operating under the “Mr. Payroll” brand. The Company receives franchise fees from each franchisee based on the gross revenue of check cashing services provided within the franchisee’s facility. Total revenue from franchise fees accounted for less than 1% of consolidated total revenue during fiscal 2017.

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

Locations and Operations

As of December 31, 2017, the Company had 2,111 store locations in 26 U.S. states (including the District of Columbia), 32 states in Mexico, Guatemala and El Salvador, which represents a net store-count increase of 1% over the number of stores at December 31, 2016. The Company also intends to open its first stores in Colombia in 2018.

The following table details store count activity for the twelve months ended December 31, 2017:

		Consumer Loan Locations (2)
	Pawn Locations (1)		Total Locations
U.S.:
Total locations, beginning of period	1,085	45	1,130
New locations opened	2	—	2
Locations acquired	1	—	1
Locations closed or consolidated	(20)	(1)	(21)
Total locations, end of period	1,068	44	1,112

Latin America:
Total locations, beginning of period	927	28	955
New locations opened	45	—	45
Locations acquired	5	—	5
Locations closed or consolidated	(6)	—	(6)
Total locations, end of period	971	28	999

Total:
Total locations, beginning of period	2,012	73	2,085
New locations opened	47	—	47
Locations acquired	6	—	6
Locations closed or consolidated	(26)	(1)	(27)
Total locations, end of period	2,039	72	2,111

(1)
At December 31, 2017, 313 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offered consumer loan products.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Ohio, Texas, California and limited markets in Mexico. The table does not include 62 check cashing locations operated by independent franchisees under franchising agreements with the Company.

The Company maintains its primary administrative offices in Fort Worth, Texas and Monterrey, Mexico.

As of December 31, 2017, the Company’s stores were located in the following countries and states:

		Consumer Loan Locations (1)	Total Locations
	Pawn Locations
U.S.:
Texas	388	24	412
Ohio	110	9	119
Florida	76	—	76
Georgia	44	—	44
Tennessee	43	—	43
North Carolina	40	—	40
Indiana	35	—	35
Arizona	35	—	35
Washington	33	—	33
Colorado	30	—	30
Maryland	28	—	28
Nevada	27	—	27
South Carolina	27	—	27
Kentucky	26	—	26
Illinois	25	—	25
Louisiana	25	—	25
Missouri	25	—	25
Oklahoma	18	—	18
California	—	11	11
Alabama	8	—	8
Utah	7	—	7
Alaska	6	—	6
Virginia	6	—	6
District of Columbia	3	—	3
Wyoming	2	—	2
Nebraska	1	—	1
	1,068	44	1,112
Mexico:
Estado de. Mexico (State of Mexico)	108	—	108
Baja California	78	3	81
Veracruz	71	—	71
Nuevo Leon	64	2	66
Jalisco	59	4	63
Puebla	56	4	60
Tamaulipas	52	3	55
Chihuahua	40	2	42
Coahuila	41	—	41
Guanajuato	35	6	41
Estado de Ciudad de Mexico (State of Mexico City)	31	—	31
Sonora	27	—	27
Guerrero	26	—	26

		Consumer Loan Locations (1)	Total Locations
	Pawn Locations
Mexico (continued):
Sinaloa	24	—	24
Quintana Roo	22	—	22
Michoacan	17	—	17
Morelos	17	—	17
Oaxaca	17	—	17
Aguascalientes	13	3	16
Durango	15	—	15
Queretaro	14	1	15
San Luis Potosi	14	—	14
Hidalgo	13	—	13
Baja California Sur	10	—	10
Chiapas	10	—	10
Tabasco	10	—	10
Zacatecas	10	—	10
Yucatan	9	—	9
Campeche	6	—	6
Tlaxcala	6	—	6
Colima	5	—	5
Nayarit	5	—	5
	925	28	953

Guatemala	33	—	33

El Salvador	13	—	13

Total	2,039	72	2,111

(1)	The table does not include 62 U.S. check cashing locations operated by independent franchisees under franchising agreements with the Company.

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

Generally, each pawnshop employs a manager, one or two assistant managers, and between one and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for supervising personnel and assuring the store is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to a district manager, who typically oversees four to seven store managers. District managers typically report to a regional manager who, in turn, typically report to a regional operations director. Regional operations directors report to a vice president of operations.

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

Competition

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company’s revenue, profitability and ability to expand. The Company believes the primary elements of competition in the businesses in which it operates are store location, the ability to lend competitive amounts on pawn loans, customer service and management of store employees. In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these financial institutions have greater financial resources than the Company in which to compete for consumer loans.

The Company’s pawn business competes primarily with other pawn store operators, other specialty consumer finance operators, rent-to-own stores and specialty consumer goods retailers. Management believes the pawn industry remains highly fragmented with an estimated 12,000 to 14,000 total pawnshops in the U.S. and 6,500 to 8,000 pawnshops in Mexico. Including the Company, there are two publicly-held, U.S.-based pawnshop operators, both of which have pawn operations in the U.S., Mexico, Guatemala and El Salvador. Of these two, the Company had the most pawn stores and the largest market capitalization as of December 31, 2017, and believes it is the largest public or private operator of large format, full-service pawn stores in the U.S. and Mexico. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations.

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

Intellectual Property

The Company relies on a combination of copyright, trade secret, trademark, website domain names and other rights, including confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property.

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

“FirstCash,” “First Cash,” “First Cash Pawn,” “Cash America” and “Cashland” are registered trademarks in the U.S. “First Cash,” “First Cash Empeño y Joyeria,” “Cash Ya,” “Cash & Go,” “CA,” “Cash America,” “Presta Max,” “Realice Empeños,” “Empeños Mexicanos” and “Maxi Prenda” are registered trademarks in Latin America. Other significant trade names used by the Company in the U.S. and abroad include First Cash Advance, Famous Pawn, Fast Cash Pawn & Gold Center, King Pawn, Mister Money Pawn, Money Man Pawn, Valu + Pawn, Dan’s Discount Jewelry & Pawn, Quick Cash Pawn, Atomic Pawn, Loftis Jewelry & Pawnbrokers, Regent Pawn & Jewelry, Smart Pawn, Piazza Jewelry & Pawn, David’s Pawn Shop, Sharp Mart, Lakelands Pawn & Gun, Cash America Pawn, SuperPawn, Cash America Payday Advance, Mr. Payroll and American Trade & Loan.

Franchises

As of December 31, 2017, the Company had 62 unconsolidated franchised check cashing locations in the U.S. operating under its “Mr. Payroll” brand. Each of the Company’s unconsolidated franchised check cashing locations is subject to a franchise agreement that is negotiated individually with each franchisee. The franchise agreements have varying durations.

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

In both the U.S. and Latin America, certain elected officials, regulators, consumer advocacy groups and the media have advocated for governmental action to further restrict or even prohibit pawn transactions or small consumer loans, such as payday advances and credit services products. The elected officials, regulators, consumer groups and media typically focus on the aggregated cost to a consumer for pawn and consumer loans, which is typically higher than the interest generally charged by banks, credit unions and credit card issuers to a more creditworthy consumer. They also focus on affordability issues such as the borrower’s ability to repay such loans, real or perceived patterns of sustained or cyclical usage of such lending products and consumer loan collection practices perceived to be unfair or abusive. The elected officials, regulators, consumer groups and media often characterize pawn and payday lending activities as unfair or potentially abusive to consumers. During the last few years, legislation, ordinances and edicts (on federal, state and municipal levels) have been introduced or enacted to prohibit, restrict or further regulate pawn and related transactions, including acceptance of pawn collateral and used merchandise in general or, from certain individuals, sales of such merchandise in general or specific categories such as firearms, payday loans, consumer loans, credit services and related service fees on these products. In addition, public officials and regulatory authorities, including law enforcement in various levels of government in the U.S. and countries in Latin America have and will likely continue to make edicts, proposals or public statements concerning new or expanded regulations that would prohibit or further restrict pawn and consumer lending activities or other related pawn transactions.

The Company is subject to numerous other types of regulations including, but not limited to, regulations related to securities and exchange activities, including financial reporting and internal controls processes, data protection and privacy, tax compliance, health and safety, labor and employment practices, import/export activities, real estate transactions, electronic banking, credit card transactions, marketing, advertising and other general business activities.

There can be no assurance that the current political domestic and international climate, including additional local, state or federal statutes, regulations or edicts will not affect or be enacted or that existing laws and regulations will not be amended, decreed or interpreted at some future date that could prohibit or limit the ability of the Company to profitably operate any or all of its services. For example, such regulations could restrict the ability of the Company to offer pawn loans, consumer loans and credit services, significantly decrease the interest rates or service fees for such lending activities, prohibit or more stringently regulate the acceptance of pawn collateral or buying used merchandise and the sale, exportation or importation of such pawn merchandise, or processing of consumer loan transactions through the banking system, any of which could have a material adverse effect on the Company’s operations and financial condition. If legislative, regulatory or other arbitrary actions or interpretations are taken at a federal, state or local level in the U.S. or countries in Latin America which negatively affect the pawn, consumer loan or credit services industries where the Company has a significant number of stores, those actions could have a material adverse effect on the Company’s business operations. There can be no assurance that such regulatory action at any jurisdiction level will not be enacted, or that existing laws and regulations will not be amended, decreed or interpreted in such a way which could have a material adverse effect on the Company’s operations and financial condition.

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

The Consumer Financial Protection Bureau (the “CFPB”), created by Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has broad regulatory, supervisory and enforcement powers over most non-bank providers of consumer credit. The CFPB’s powers include explicit supervisory authority to examine and require registration of providers of consumer financial products and services, including providers of secured and unsecured consumer loans, such as the Company, the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” “abusive” and hence “unlawful,” and the authority to impose recordkeeping obligations and promulgate additional compliance requirements.

Over the years, the CFPB has systematically gathered data related to all aspects of the consumer loan industry and its impact on consumers. The CFPB continues to use its Short-Term, Small-Dollar Lending Procedures, the field guide CFPB examiners use when examining small-dollar lenders like the Company. The CFPB’s examination authority permits examiners to inspect the Company’s books and records and ask questions about its business and its practices. The examination procedures include, among other things, specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections and collection practices, defaults, consumer reporting and third-party or vendor relationships.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for actual or perceived violations of federal consumer laws (including the CFPB’s own rules). In these proceedings, the CFPB can seek consent orders, memorandums of understandings, obtain cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties ranging from $5,000 per day for certain violations of federal consumer laws to $25,000 per day for reckless violations, and $1,000,000 per day for knowing or intentional violations. Also, where a company has been found to have violated consumer laws, the Dodd-Frank Act (in addition to similar state consumer laws) empowers state attorneys general and state regulators to bring administrative or civil actions seeking the same equitable relief available to the CFPB, in addition to state-led enforcement actions and consent orders. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

On July 11, 2017, the CFPB issued a final rule on consumer arbitration agreements banning waiver of class action in pre-dispute arbitration clauses (the “Arbitration Rule”) with an effective date of March 2019. The rule, as written, would have prohibited financial services companies, including the Company, from using arbitration clauses that ban consumers from participating in class actions. On July 25, 2017, the House of Representatives voted to repeal the Arbitration Rule using the Congressional Review Act (the “CRA”) and on October 24, 2017, the Senate also voted to repeal the Arbitration Rule under the CRA. Congress’ override and repeal of the Arbitration Rule was signed by the President on November 1, 2017. The congressional repeal prevents the measure from returning to legislative consideration for the next five years. The Arbitration Rule was also legally challenged by various industry trades and groups seeking declaratory and injunctive relief and challenging the constitutionality and legality of the Arbitration Rule and the CFPB, among other things (the “Arbitration Lawsuit”). The CRA repeal likely makes the Arbitration Lawsuit moot unless the plaintiffs continue to pursue additional relief or declaration that the CFPB is unconstitutional.

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”). The SDL Rule technically became effective on January 16, 2018, but there is no practical effect until April 2018 at the earliest, and most of the SDL Rule’s provisions do not become effective until July 2019. However, on January 16, 2018, the CFPB announced that it intends “to engage in a rulemaking process so that the Bureau may reconsider the payday rule.” The outcome of this announcement is unclear but it is possible that the CFPB could amend portions of the SDL Rule before it takes effect and avoid having Congress repeal the SDL Rule using the CRA. If the SDL Rule takes effect, lenders, like the Company, will be required, among other things, to determine whether consumers have the ability to repay their loans before issuing certain short-term small dollar, payday and auto title loans, verification by the consumer of certain debts and verification through outside sources by lenders of certain debts, mandatory cooling off periods and restrictions on collection practices. Importantly, the SDL Rule does not apply to non-recourse pawn loans. If the CFPB fails to amend the perceived problematic portions of the SDL Rule, it is likely that the SDL Rule will be subject to legislative challenges and trade association litigation. If the SDL Rule remains effective in its current form, the small dollar lending industry will experience a significant regulatory change. While the SDL Rule has been finalized, it is still not certain whether it will take effect, and to what extent it will impact the Company since the CFPB (under new leadership appointed by the President) issued a formal statement notifying the public that it intends to engage in a “rulemaking process” to reconsider the rule. While the SDL Rule currently requires consumer lenders to register with the CFPB by April 16, 2018, the CFPB formally notified the public that it will entertain waiver requests from lenders to avoid this registration requirement. The SDL Rule may also be repealed under the Congressional Review Act. A resolution was introduced in the House of Representatives on December 1, 2017 to begin the process of repealing the rule, and it is currently pending in the House Financial Services Committee.

The Company believes that the SDL Rule (even in its current form) will not directly impact the vast majority of its pawn products, which comprise approximately 96% of its total revenues. On a consolidated basis, the Company expects consumer loan revenue for the year ending December 31, 2018 to account for approximately 3.5% of the Company’s consolidated total revenue.

In July 2015, the U.S. Department of Defense published a finalized set of additional requirements and restrictions under the Military Lending Act (“MLA Rule”). The MLA Rule (and rules previously adopted thereunder) have prevented the Company from offering its pawn services and its short-term unsecured credit products to members of the military or their dependents because none of the Company’s products carry a military annual percentage rate of 36% or less. The MLA Rule, which went into effect on October 3, 2016, amended requirements for its “safe harbor” (making covered member attestation insufficient on its own to comply with the “safe harbor” provision of the MLA Rule) and expanded the scope of the credit products covered by the MLA to include certain non-purchase money loans secured by personal property, including pawn loans, or vehicles and certain unsecured installment loan products to the extent any such products have a military annual percentage rate greater than 36%. Under the MLA Rule, the Company is unable to offer any of its current credit products, including pawn loans, to members of the U.S. military or their dependents. While the Company does not believe that active members of the U.S. military or their dependents comprise a significant percentage of the historical customer base in most locations, compliance with the MLA Rule, including its safe harbor provisions, is complex, increases compliance risks and related costs and limits the potential customer base of the Company.

In addition to the federal laws and frameworks already governing the financial industry, the U.S. Justice Department (“DOJ” or “Department of Justice”), in conjunction with federal banking regulators, began an initiative in 2013 (“Operation Choke Point”) which was directed at banks in the U.S. that do business with payment processors, payday lenders, pawn operators and other companies believed to be at higher risk for fraud and money laundering. It is believed the intent of this initiative was to restrict the ability of banks to provide financial services to companies in the targeted industries. In January 2015, the Federal Deposit Insurance Corporation (the “FDIC”) issued a publication encouraging banks to take a risk-based approach in assessing individual customer relationships, rather than declining to provide banking services to entire categories of customers without regard to the risks presented by an individual customer or the financial institution’s ability to manage the risk. While many believe this publication effectively ended Operation Choke Point, the Company continues to experience difficulty in securing new banking services and maintaining existing banking services in certain markets. There can be no assurance that Operation Choke Point and its subsequent effects will not pose a further threat to the Company’s ability to access credit, maintain bank accounts and treasury services, process payday lending transactions or obtain other banking services needed to operate efficiently and profitably.

In connection with pawn transactions and credit services/consumer loan transactions, the Company must comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z promulgated thereunder). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the charges associated with pawn transactions, consumer loan and credit services transactions.

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

Under the Bank Secrecy Act, the U.S. Department of the Treasury (the “Treasury Department”) regulates transactions involving currency in an amount greater than $10,000 and the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, financial institutions, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000 during a specific period. In addition, multiple related currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day or over a certain time period.

Under the USA PATRIOT Act passed by Congress in 2001 and revised in 2006, the Company is required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures and controls, (2) the designation of a compliance officer, (3) an ongoing employee-training program, and (4) a review function to test the program.

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

The federal Equal Credit Opportunity Act (“ECOA”) prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of the Company’s consumer loan products of any action taken on the individual’s credit application. The Company must provide a loan applicant a Notice of Adverse Action (“NOAA”) when the Company denies an application for credit. The NOAA must inform the applicant of (1) the action taken regarding the credit application, (2) a statement of the ECOA’s prohibition on discrimination, (3) the name and address of both the creditor and the federal agency that monitors compliance with the ECOA, and (4) the applicant’s right to learn the specific reasons for the denial of credit and the contact information for the parties the applicant can contact to obtain those reasons. The Company provides NOAA letters and maintains records of all such letters as required by the ECOA and its regulations.

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

Each pawn store location that handles pawned firearms or buys and sells firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to obtain a Federal Firearm License (“FFL”) and maintain a permanent written record of all receipts and dispositions of firearms. As of December 31, 2017, the Company had 695 locations in the U.S. with an active FFL.

U.S. State and Local Regulations

The Company operates pawn stores in 25 U.S. states (including the District of Columbia), all of which have licensing and/or fee regulations on pawnshop operations. In general, state statutes and regulations establish licensing requirements for pawnbrokers and regulate various aspects of pawn transactions, including the purchase and sale of merchandise, service charges, interest rates, the content and form of the pawn transaction agreement and the length of time a pawnbroker must hold a purchased item or forfeited pawn before it is made available for sale. Additionally, these statutes and regulations in various jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. The Company’s fee structures are at or below the applicable rate ceilings adopted by each of these states. The Company offers its pawn and retail customers an interest free layaway plan which complies with applicable state laws. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state. Failure to observe a state’s legal requirements for pawn brokering could result, among other things, in loss of pawn licenses, fines, refunds, and other civil or criminal proceedings.

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

The Company operates its consumer loan business in 12 states which are regulated under a variety of enabling state statutes and subject to various local rules, regulations and ordinances. The scope of these regulations, including the fees and terms of the Company’s consumer loan products and services, varies by state, county and city. These laws generally define the services that the Company can provide to consumers and require the Company to provide a contract to the customer outlining the Company’s services and the cost of those services to the customer. During fiscal 2017, the Company’s consumer loan and credit services fee revenue represented approximately 4% of the Company’s overall revenues.

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

Local rules, regulations and ordinances vary widely from county to county or city to city. While many of the local rules and regulations relate primarily to zoning and land use restrictions, certain cities have restrictive regulations specific to pawn and consumer loan products. Additionally, local jurisdictions’ efforts to regulate or restrict the terms of pawn, consumer loan and credit services products will likely continue to increase.

It is expected that additional legislation and/or regulations relating to pawn transactions, credit services, installment loans and other consumer loan products will be proposed in several state legislatures and/or city councils where the Company has pawn, consumer loan products and credit services operations. Though the Company cannot accurately predict the scope, extent and nature of future regulations, it is likely that such legislation may address the maximum allowable interest rates on loans, significantly restrict the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer, and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products less profitable and could restrict or even eliminate the availability of consumer loan, pawn transactions and credit services products in some or all of the states or localities in which the Company offers such products.

Many local government entities prohibit or restrict pawn and other consumer finance and check cashing activities through zoning ordinances, which can significantly limit the ability of the Company to move, expand, remodel or relocate store locations, and in some cases cause existing stores to be closed. In some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. Consequently, the Company has de-emphasized its consumer loan business over the last few years and will likely continue to do so in the future, and beginning in fiscal 2018, the Company no longer offers fee-based check cashing services in its non-franchised stores.

The Company cannot currently assess the likelihood of any other proposed legislation, regulations or amendments, such as those described above, which could be enacted. However, if such legislation or regulations were enacted in certain jurisdictions, it could have a materially adverse impact on the revenue and profitability of the Company.

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

PROFECO regulates the form and non-financial terms of pawn contracts and defines certain operating standards and procedures for pawnshops, including retail operations, consumer disclosures and establishes reporting requirements. In January 2013, federal legislation conveyed additional regulatory authority to PROFECO regarding the pawn industry and the national registration process. The 2013 legislation requires all pawn businesses and its owners to register annually with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions on a monthly basis to states’ attorneys general offices. PROFECO continues to modify its process and procedures regarding its annual registration requirements and the Company has complied and complies in all material respects with this process and registration requirements as administered by PROFECO. There are significant fines and sanctions, including operating suspensions for failure to register and/or comply with PROFECO’s rules and regulations.

Effective in November 2013, the federal government of Mexico enacted anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources (“Anti-Money Laundering Law”), which requires monthly reporting of certain transactions (or series of transactions) exceeding certain monetary limits, imposed stricter maintenance of customer identification records and controls and requires reporting of all foreign (non-Mexican) customer transactions. This law affects all industries in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means though bilateral cooperation between Mexico’s Ministry of Finance and Public Credit (“Hacienda”), and all of Mexico’s various states’ attorneys general offices (“PGR”). This law restricts the use of cash in certain transactions associated with high-value assets, and limits, to the extent possible, money laundering activities protected by the anonymity that cash transactions provide. The law empowers Hacienda to oversee and enforce these regulations and to follow up on the information received from other agencies in Mexico and abroad. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting by the Company to Hacienda and the PGR on “vulnerable activities,” which encompass the sale of jewelry, precious metals and watches exceeding $60,769 Mexican pesos, individually, and retail and pawn transactions (of cash or credit) exceeding $121,161 Mexican pesos, in aggregate. There are significant fines and sanctions for failure to comply with the Anti-Money Laundering Law.

In January 2012, the Federal Personal Information Protection Act (“Mexico Privacy Law”) went into effect, which requires companies to protect their customers’ personal information, among other things. Specifically, the Mexico Privacy Law requires that the Company create and maintain a privacy policy and inform its customers whether the Company shares the customer’s personal information with third parties or transfers personal information to third parties. It also requires public posting (both on-line and in-store) of the Company’s privacy policy, which includes a process for the customer to revoke any previous consent granted to the Company for the use of the customer’s personal information, or limit the use or disclosure of such information.

Mexico State and Local Regulations

Certain state and local governmental entities in Mexico also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. For example, in certain states where the Company has significant operations, the states have enacted legislation or implemented regulations which require items such as special state operating permits for pawn stores, certification of pawn employees trained in valuation of merchandise, stricter customer identification controls, collateral ownership certifications and/or detailed and specified transactional reporting of customers and operations. Certain other states have proposed similar legislation but have not yet enacted such legislation. Additionally, certain municipalities in Mexico have attempted to curtail the operation of new and existing pawn stores through additional local business licensing, permitting and reporting requirements. State and local agencies, including local and state police officials, often have unlimited and discretionary authority to suspend store operations pending an investigation of suspicious pawn transactions or resolution of actual or alleged regulatory, licensing and permitting issues.

Other Latin American Federal and Local Regulations

Similar to Mexico, certain federal, department and local governmental entities in Guatemala and El Salvador also regulate the pawn industry, other consumer finance (including consumer lending and disclosures) and retail and commercial businesses. Certain federal laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects the Company to other types of regulations including, but not limited to, regulations related to commercialization of merchandise, financial reporting, privacy and data protection, tax compliance, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions or cancellations, credit card transactions, marketing, advertising and other general business activities. Like Mexico, department agencies, including local and state police officials have unlimited and discretionary authority in their application of their rules and requirements.

As the scope of the Company’s international operations increases, the Company may face additional administrative and regulatory costs in operating and managing its business. In addition, unexpected changes, arbitrary or adverse court decisions, adverse action by financial regulators, aggressive public officials or regulators attacking the Company’s business models, administrative interpretations of federal or local requirements or legislation, or public remarks by elected officials could negatively impact the Company’s operations and profitability.

Employees

The Company had almost 17,000 employees as of December 31, 2017, including approximately 1,200 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance

The Company maintains property all-risk coverage and liability insurance for each of its locations in amounts management believes to be adequate. The Company maintains workers’ compensation or employer’s indemnification insurance in states in which the Company operates.

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

Item 1A. Risk Factors

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties facing the Company. Additional risks not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition or results of operations in future periods.

Risks Related to the Company’s Business and Industry

The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Latin American markets.

The Company derives significant revenue, earnings and cash flow from operations in Latin America, where business operations are transacted in Mexican pesos and Guatemalan quetzales. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Company’s consolidated financial statements, as well as from transaction exposure associated with transactions and assets and liabilities denominated in currencies other than the respective subsidiary’s functional currency. While the Company’s consolidated financial statements are reported in U.S. dollars, the financial statements of the Company’s Latin American subsidiaries are prepared using their respective functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Latin American currencies could cause significant fluctuations in the value of the Company’s assets, liabilities, stockholders’ equity and operating results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent expenditures are incurred in currencies other than the respective subsidiary’s functional currency. The costs of doing business in foreign jurisdictions also may increase as a result of adverse currency rate fluctuations. In addition, changes in currency rates could negatively affect customer demand, especially in Latin America and in U.S. stores located along the Mexican border. The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2017 was 18.9 to 1, compared to 18.7 to 1 in fiscal 2016 and 15.8 to 1 in fiscal 2015. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for fiscal 2017 was 7.4 to 1, compared to 7.6 to 1 in fiscal 2016 and 7.7 to 1 in fiscal 2015. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America. If changes in regulations affecting the Company’s pawn, credit services and consumer loan businesses create increased restrictions, or have the effect of prohibiting loans in the jurisdictions where the Company offers these products, such regulations could materially impair or reduce the Company’s pawn, credit services and consumer loan businesses and limit its expansion into new markets.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America. The Company faces the risk that restrictions or limitations on loan products, loan amounts, loan yields, loan fees and customer acceptance of loan products resulting from the enactment, change, or interpretation of laws and regulations in the U.S. or Latin America could have a negative effect on the Company’s business activities. Both consumer loans, including vehicle title loans, and, to a lesser extent, pawn transactions and buy/sell agreements, have come under increased scrutiny and increasingly restrictive regulation in recent years. Other enacted or recently proposed regulatory activity may limit the number of loans that customers may receive or have outstanding and require the Company to offer an extended payment plan to its customers, and regulations adopted by some states require that all borrowers of certain loan products be listed on a database, limit the yield on pawn or consumer loans and limit the number of such loans borrowers may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn transactions, buy/sell agreements, consumer loans and credit services products to consumers. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation or local ordinances, and there can be no assurance that additional legislative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain products and services.

In Latin America, restrictions and regulations affecting pawn, buy/sell and consumer loan industries, including licensing restrictions, customer identification requirements, suspicious activity reporting, disclosure requirements and limits on interest rates, loan service fees, or other fees have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the U.S. and Latin America could restrict, or even eliminate, the availability of pawn transactions, buy/sell agreements and consumer loans at some or all of the Company’s locations, which would adversely affect the Company’s operations and financial condition.

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

Media reports, statements made by regulators and elected officials and public perception in general of pawnshop and consumer loan operations, including payday advances or pawn transactions, as being predatory or abusive could materially adversely affect the Company’s pawn, consumer loan and credit services businesses. In recent years, consumer advocacy groups and some media reports, in both the U.S. and Latin America, have advocated governmental action to prohibit or place severe restrictions on consumer loans, including payday advances and pawn services.

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

The CFPB has been exercising its supervisory review over certain non-bank providers of consumer financial products and services, including providers of consumer loans and certain title pawn loans such as the Company. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers of short-term, small dollar lenders, such as the Company, and ask questions about their business practices. The CFPB’s examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities, sustained use by consumers, collection practices, accounts in default and consumer reporting activities as well as third-party relationships. As a result of these examinations of non-bank providers of consumer credit, the Company could be required to change its practices or procedures, whether as a result of another party being examined or as a result of an examination of the Company, or could be subject to monetary penalties, which could adversely affect the Company. Under certain circumstances, the CFPB may also be able to exercise regulatory authority over providers of pawn services through its rule making authority.

For example, on July 11, 2017, the CFPB issued the Arbitration Rule banning waiver of class action in pre-dispute arbitration clauses with an effective date of March 2019. The rule, as written, would have prohibited financial services companies, including the Company, from using arbitration clauses that ban consumers from participating in class actions. However, the Arbitration Rule was repealed by Congress and the repeal was signed by the President on November 1, 2017. The congressional repeal prevents the measure from returning to legislative consideration for the next five years.

Another example is the SDL Rule released by the CFPB on October 5, 2017. The SDL Rule technically became effective on January 16, 2018, but there is no practical effect until April 2018, at the earliest, with most of the SDL Rule’s provisions becoming effective July 2019. On January 16, 2018, however, the CFPB announced that it intends “to engage in a rulemaking process so that the Bureau may reconsider the payday rule.” The outcome of this announcement is unclear, but it is possible that the CFPB could amend portions of the SDL Rule before it takes effect. If the SDL Rule takes effect, lenders, like the Company, will likely be required, among other things, to determine whether consumers have the ability to repay their loans before issuing certain short-

term small dollar, payday and auto title loans, obtain verification from the consumer of certain debts and verification through outside sources by lenders of certain debts, implement mandatory cooling off periods and increase restrictions on collection practices. The SDL Rule defines the Company’s consumer loan products, both short-term loans, and installment loans, as loans covered under the rule, but the vast majority of the Company’s pawn loans are not covered by the rule. If the SDL Rule remains effective in its current form, the small dollar lending industry will experience a significant regulatory change. While the SDL Rule has been finalized, it is still not certain whether it will take effect, and to what extent it will impact the Company since the CFPB issued a formal statement notifying the public that it intends to engage in a “rulemaking process” to reconsider the rule. The Company continues to review the SDL Rule to determine its potential impact on the Company’s consumer loan portfolio if the rule is not repealed or otherwise revised. On a consolidated basis, the Company expects consumer loan revenue for the year ending December 31, 2018 to account for approximately 3.5% of the Company’s consolidated total revenue.

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

Federal law in Mexico provides for administrative regulation of the pawnshop industry by PROFECO, Mexico’s primary federal consumer protection agency. PROFECO requires all pawn operators like the Company to register its pawn stores, pawn contracts and to disclose the interest rate and fees charged on pawn and consumer loan transactions. PROFECO also regulates the form and non-financial terms of pawn contracts and defines certain operating standards and procedures for pawnshops and establishes reporting requirements.

In January 2013, federal legislation conveyed additional regulatory authority to PROFECO regarding the pawn industry and national registration process. The 2013 legislation requires all pawn businesses and their owners to annually register with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions and monthly reporting to state law enforcement officials of certain transactions (or series of transactions). There are significant fines and sanctions, including operating suspensions, for failure to register and/or comply with PROFECO’s rules and regulations. PROFECO continues to modify its process and procedures regarding its annual registration requirements and the Company has complied and complies in all material respects with this process and registration requirements as administered by PROFECO.

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

In July 2015, the U.S. Department of Defense published the MLA Rule. The MLA Rule (and rules previously adopted thereunder) have prevented the Company from offering its pawn services and short-term unsecured credit products to members of the military or their dependents because none of the Company’s products carry a military annual percentage rate of 36% or less. The MLA Rule, which went into effect on October 3, 2016, amended requirements for its “safe harbor” (making covered member attestation insufficient on its own to comply with the “safe harbor” provision of the MLA Rule) and expanded the scope of the credit products covered by the MLA to include certain non-purchase money loans secured by personal property, including pawn loans, or vehicles and certain unsecured installment loan products to the extent any such products have a military annual percentage rate greater than 36%. Under the MLA Rule, the Company is unable to offer any of its current credit products, including pawn loans, to members of the U.S. military or their dependents. While the Company does not believe that active members of the U.S. military or their dependents comprise a significant percentage of the historical customer base in most locations, compliance with the MLA Rule, including its safe harbor provisions, is complex, increases compliance risks and related costs and limits the potential customer base of the Company.

Declines in commodity market prices of gold and other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by commodity market fluctuations. As of December 31, 2017, approximately 56% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 51% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. A significant and sustained decline in gold and/or other precious metal and diamond prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.

As of December 31, 2017, the Company had 999 store locations in Latin America, including 953 in Mexico, 33 in Guatemala and 13 in El Salvador. The Company plans to open additional stores in Latin America, including stores in Colombia beginning in 2018. Doing business in each of these countries, and in Latin America generally, involves increased risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety and security, anti-money laundering regulations and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, Guatemala or El Salvador that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

Changes impacting U.S. international trade and corporate tax provisions may have an adverse effect on the Company’s financial condition and results of operations.

Because international operations increase the complexity of an organization, the Company may face additional administrative costs in managing its business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. As the Company derives significant revenue, earnings and cash flow from operations in Latin America, primarily in Mexico, there are some inherent risks regarding the overall stability of the trading relationship between Mexico and the U.S. and the burdens imposed thereon by any changes to (or the adoption of new) regulations, tariffs or other federal or state legislation. Specifically, the Company has significant exposure to fluctuations and devaluations of the Mexican peso and the health of the Mexican economy, which, in each case, may be negatively impacted by changes in U.S. trade treaties (such as the North American Free Trade Agreement (“NAFTA”)) and corporate tax policy, including the imposition of a tax on imports from countries with which the U.S. runs a trade deficit, which includes countries such as Mexico. In particular, the current president has indicated that NAFTA and future import taxes are under scrutiny by his administration and that NAFTA may be renegotiated and new import taxes imposed with respect to imports from Mexico and other countries in which the U.S. runs a trade deficit. Additionally, the reduction of the U.S. corporate tax rate, to a rate which is substantially below the corporate rate in Mexico, could create unforeseen risks. In some cases, there have been negative reactions to the enacted and/or proposed policies as expressed in the media and by politicians in Mexico, which could potentially negatively impact U.S. companies operating in Mexico. While the Company engages in limited cross-border transactions other than those involving scrap jewelry sales, any such changes in regulations, trade treaties, corporate tax policy, import taxes or adverse court or administrative interpretations of the foregoing could adversely and significantly affect the Mexican economy and ultimately the Mexican peso, which could adversely and significantly affect the Company’s financial position and results of the Company’s Latin America operations.

The Company’s allowance for credit losses for credit services and consumer loans may not be sufficient to cover actual credit losses, which could adversely affect its financial condition and operating results.

The Company offers fee-based CSO Programs through which the Company assists customers in applying for short-term extensions of credit from Independent Lenders. The Company’s stand-alone consumer loan stores and select pawn stores in the states of Texas and Ohio offer the CSO Programs. When an extension of credit is granted, the Company provides a guarantee to the Independent Lenders for the repayment of the customer’s extension of credit. The Company records the estimated fair value of the guarantee liability in accrued liabilities. The Company also has customer loans arising from its consumer loan operations. The Company is required to recognize losses resulting from the inability of credit services and consumer loan customers and/or borrowers to repay such receivables or loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its consumer loan operations. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective, as it requires estimates of material factors that may be susceptible to significant change, especially in the event of a change in the governmental regulations that affect the Company’s ability to generate new loans or collect outstanding loans. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio, which could adversely affect its financial condition and operating results.

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

The Company’s consumer loan businesses, including loans made through the CSO Programs, depend all or in part on the ACH system to collect amounts due to the Company by withdrawing funds from its customers’ bank accounts when the Company has obtained written authorization to do so from its customers. The Company’s ACH transactions are processed by banks, and if these banks cease to provide ACH processing services to the Company, the Company would have to materially alter, or possibly discontinue, some or all of its credit services and consumer loan business if alternative ACH processors are not available.

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

There can be no assurance the Company’s access to the ACH system will not be impaired as a result of this heightened scrutiny or the NACHA rule amendments. If this access is impaired, the Company’s consumer loan business could be materially adversely affected and the Company may find it difficult or impossible to continue some or all of its credit services and consumer loan business, which could have a material adverse effect on the Company’s business, prospects and results of operations and financial condition.

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

Although the Company actively manages its products and service offerings to ensure that such offerings meet the needs and preferences of its customer base, the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to anticipate or respond to in a timely manner, such as the availability and pricing of competing products, changes in customers’ financial conditions as a result of changes in unemployment levels, fuel prices or other events, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or regulatory access to, its products, the Company’s revenue could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan products and services it offers due to regulatory developments. Demand may also fluctuate by geographic region. The current geographic concentration of the Company’s stores creates exposure to local economies and regional downturns (see “—Item 1. Business—Locations and Operations” for store concentration by state). As a result, the business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and the Company is vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

Changes in the capital markets or the Company’s financial condition could reduce availability of capital on favorable terms, if at all.

The Company has, in the past, accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success. However, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, regulatory restrictions, fines, or orders or other regulatory action causing reputational harm, or overall business or industry prospects, a significant deterioration in the state of the capital markets, including impacts of inflation or rising interest rates or a negative bias toward the Company’s industry by market participants. Inability to access the credit markets on acceptable terms, if at all, could have a material adverse effect on the Company’s financial condition and ability to fund future growth.

The Company's existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.

As of December 31, 2017, including the Company's 5.375% senior notes issued in May 2017 (“Notes”) and the Company’s current credit facility, the Company had outstanding principal indebtedness of $407.0 million and availability of $287.9 million under its credit facility. The Company's level of indebtedness could:

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

The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems and the Company relies on other companies to provide key components of its business systems.

The Company’s business depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating, managing and securing its retail locations, technical support centers, call centers, security monitoring, treasury and accounting functions and other administrative support functions. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s point-of-sale and loan management system. A shut-down of or inability to access the facilities in which the Company’s storefront point-of-sale and loan management system and other technology infrastructure are based, such as due to a power outage, a security breach, a failure of one or more of its information technology, telecommunications or other systems, a cyber attack, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collection activities, or perform other necessary business functions.

Furthermore, third parties provide a number of the key components necessary to the Company’s business functions and systems. While the Company has carefully selected these third party vendors and has ongoing programs to review these vendors and assess risk, the Company does not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, regulatory restrictions, fines, or orders or other regulatory action causing reputational harm, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt its operations if those difficulties interfere with the vendor's ability to serve the Company. Furthermore, the Company’s vendors could also be sources of operational and information security risk to the Company, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage and expose the Company to significant liabilities.

A security breach of the Company’s computer systems, or those of the Company’s third party service providers, including as a result of cyber attacks, could interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that results in the unauthorized access to or use of personal information or the unauthorized access to or use of confidential employee, customer, supplier or Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence of the Company’s customers, vendors and others, which could harm its business and operations. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur substantial costs, including costs to investigate, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks.

Most of the Company’s customers provide personal information in three ways: (1) when conducting a pawn transaction or selling merchandise, (2) during a consumer loan transaction (when personal and bank account information is necessary for approving this transaction), and (3) when conducting a retail purchase whereby a customer’s payment method is via a credit card, debit card or check. While the Company has implemented systems and processes to protect against unauthorized access to or use of such personal information, there is no guarantee that these procedures are adequate to safeguard against all security breaches or misuse of the information. Furthermore, the Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account, credit card information and other personal information. However, there is no guarantee that these systems or processes will address all of the cyber threats that continue to evolve.

In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s customers and its business and could result in a loss of customers, suppliers or revenue.

Lastly, the regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, and compliance with those requirements could result in additional costs. These costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could be substantial and adversely impact the Company’s business.

Judicial or administrative decisions, CFPB rule-making or amendments to the Federal Arbitration Act (the “FAA”) could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes dispute arbitration provisions in many of its customer loan and pawn agreements. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court. The Company’s arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of mitigating class and collective action liability. The Company’s arbitration agreements do not have any impact on regulatory enforcement proceedings. The Company takes the position that the

FAA requires enforcement, in accordance with the terms of its arbitration agreements, of class and collective action waivers of the type the Company uses, particularly now that the CFPB’s Arbitration Rule was officially repealed in November 2017.

In the past, however, a number of state and federal circuit courts, including the California and Nevada Supreme Courts, and the National Labor Relations Board concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. In April 2011, however, the U.S. Supreme Court ruled in a 5-4 decision in AT&T Mobility v. Concepcion that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers. In December 2015, the Supreme Court in a 6-3 decision in DIRECTV, Inc. v. Imburgia upheld DIRECTV’s service agreement that included a binding arbitration provision with a class action waiver, and declared that the arbitration clause at issue was governed by the FAA. The Company’s arbitration agreements differ in some respects from the agreement at issue in Concepcion and DIRECTV and some courts have continued, in the aftermath of Concepcion, to find reasons to rule that arbitration agreements are unenforceable.

In light of conflicting court decisions and potential future CFPB rulemaking, it is possible that the Company’s arbitration agreements will be rendered unenforceable. Additionally, Congress has considered legislation that would generally limit or prohibit mandatory dispute arbitration in consumer contracts, and it has adopted such prohibitions with respect to certain mortgage loans and certain consumer loans to active-duty members of the military and their dependents.

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

At December 31, 2017, the Company had $831.1 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

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

The inability to successfully identify attractive acquisition targets, realize administrative and operational synergies and integrate completed acquisitions could adversely affect results.

The Company has historically grown, in part, through strategic acquisitions, including its Merger with Cash America and its Maxi Prenda acquisition, both in 2016, and its acquisition of six stores during 2017. The Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as competition rules, the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic factors. It is possible that the integration process could result in unrealized administrative and operational synergies, the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third-parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Furthermore, future acquisitions may be in jurisdictions in which the Company does not currently operate in, which could make the successful consummation and integration of any such acquisitions more difficult. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition and failure to successfully identify attractive acquisition targets and complete such acquisitions could have an adverse effect on the Company’s growth. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment. In particular, the Company continues to integrate the Cash America businesses and stores, which if such integration is not successful, could result in the benefits of the Merger not being fully realized and adversely impact the performance of the legacy Cash America stores.

Current and future litigation or regulatory proceedings, both in the U.S. and Latin America, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company or its subsidiaries has been or may be involved in the future, in lawsuits, regulatory or administrative proceedings, examinations, investigations, consent orders, memorandums of understanding or other actions arising in the ordinary course of business, including those related to consumer protection, federal or state wage and hour laws, product liability, unclaimed property, employment, personal injury and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits or regulatory actions related to employment, marketing, unclaimed property, competition matters, and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending, unclaimed property and other laws. The consequences of defending proceedings or an adverse ruling in any current or future litigation, judicial or administrative proceeding, including consent orders or memorandums of understanding, could cause the Company to incur substantial legal fees, to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states or countries. Defense or filing of any lawsuit or administrative proceeding, even if successful, could require substantial time, resources, and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

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

The Company is also subject to similar applicable laws and regulations in Latin America. For example, Mexico’s Anti-Money Laundering Law, which requires monthly reporting of certain transactions (or series of transactions) exceeding monetary limits, and require stricter maintenance of customer identification records and controls, and reporting of all foreign (non-Mexican) customer transactions. Guatemala and El Salvador also have similar reporting requirements. The Company is also subject to the terms and enforcement of the Mexico Privacy Law, which requires companies to protect their customers’ personal information, among other things including mandatory disclosures.

Certain state and local governmental entities in Latin America also regulate pawn, other consumer finance and retail businesses through state laws and local zoning and permitting ordinances. State and local agencies, including local police authorities, often have unlimited, broad and discretionary authority to interpret and apply laws, and suspend store operations pending investigation of suspicious pawn transactions and resolution of actual or alleged regulatory, licensing and permitting issues, among other issues.

Compliance with applicable laws and regulations is costly, can affect operating results and may result in operational restrictions. The Company’s failure to comply with applicable laws and regulations could subject it to regulatory enforcement actions, result in the assessment against the Company of civil, monetary, criminal or other penalties, require the Company to abandon operations or certain product offerings, refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses, or cause damage to its reputation, brands and customer relationships, any of which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The sale and ownership of firearms, ammunition and certain related accessories is subject to current and potential regulation, which could have a material adverse effect on the Company’s reputation, business, prospects, results of operations and financial condition.

Because the Company sells firearms, ammunition and certain related accessories, the Company is required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products, and the Company is subject to reputational harm if a customer purchases a firearm that is later used in a deadly shooting. These laws and regulations require the Company, among other things, to ensure that each pawn location offering firearms has its FFL, that all purchasers of firearms are subjected to a pre-sale background check, to record the details of each firearm sale on appropriate government-issued forms, to record each receipt or transfer of a firearm and to maintain these records for a specified period of time. The Company is also required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase, sale and ownership of firearms, ammunition and certain related accessories has been the subject of increased media scrutiny and federal, state and local regulation. The media scrutiny and regulatory efforts are likely to continue in the Company’s current markets and other markets into which the Company may expand. If enacted, new laws and regulations could limit the types of licenses, firearms, ammunition and certain related accessories that the Company is permitted to purchase and sell and could impose new restrictions and requirements on the manner in which the Company offers, purchases and sells these products. If the Company fails to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearms, ammunition and certain related accessories, its licenses to sell or maintain inventory of firearms at its stores may be suspended or revoked, which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. In addition, new laws and regulations impacting the ownership of firearms and ammunition could cause a decline in the demand for and sales of the Company’s products, which could materially adversely impact its revenue and profitability. Complying with increased regulation relating to the sale of firearms, ammunition and certain related accessories could be costly.

The Company is subject to the FCPA and other anti-corruption laws, and the Company’s failure to comply with these anti-corruption laws could result in penalties that could have a material adverse effect on its business, results of operations and financial condition.

The Company is subject to the FCPA, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although the Company has policies and procedures designed to ensure that it, its employees, agents, and intermediaries comply with the FCPA and other anti-corruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect the Company against liability for actions taken by its employees, agents, and intermediaries with respect to its business or any businesses that it may acquire. In the event the Company believes, or has reason to believe, its employees, agents, or intermediaries have or may have violated applicable anti-corruption laws, including the FCPA, the Company may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. The Company’s continued operation and expansion outside the U.S., especially in Latin America, could increase the risk, perceived or otherwise, of such violations in the future. If the Company is found to have violated the FCPA or other laws governing the conduct of business with government entities (including local laws), the Company may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on its business, results of operations, and financial condition. Investigation of any potential or perceived violations of the FCPA or other anti-corruption laws by U.S.

or foreign authorities could harm the Company’s reputation and could have a material adverse effect on its business, results of operations and financial condition.

Failure to maintain certain criteria required by state and local regulatory bodies could result in fines or the loss of the Company’s licenses to conduct business.

Most states and many local jurisdictions both in the U.S. and in Latin America in which the Company operates, as well as the federal governments in Latin America, require registration and licenses to conduct the Company’s business. These states or their respective regulatory bodies have established criteria the Company must meet in order to obtain, maintain, and renew those licenses. For example, many of the states in which the Company operates require it to meet or exceed certain operational, advertising, disclosure, collection, and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, the Company is subject to audits in these states to ensure it is meeting the applicable requirements to maintain these licenses. Failure to meet these requirements could result in various fines and penalties or store closures, which could include temporary suspension of operations, the revocation of existing licenses or the denial of new and renewal licensing requests. The Company cannot guarantee future license applications or renewals will be granted. If the Company were to lose any of its licenses to conduct its business, it could result in the temporary or permanent closure of stores, which could adversely affect the Company’s business, results of operations and cash flows.

The complexity of the political and regulatory environment in which the Company operates and the related cost of compliance are both increasing due to the changing political landscape, additional legal and regulatory requirements, the Company’s ongoing expansion into new markets and the fact that foreign laws occasionally are vague or conflict with domestic laws. In addition to potential damage to the Company’s reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in the Company being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on its business, results of operations and financial condition.

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

Inclement weather, natural disasters or health epidemics can adversely impact the Company’s operating results.

The occurrence of weather events such as rain, cold weather, snow, wind, storms, hurricanes, earthquakes, volcanic eruptions, or other natural disasters or health epidemics in the Company’s markets could adversely affect consumer traffic, retail sales and loan origination or collection activities at the Company’s stores and have a material adverse effect on the Company’s results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. The Company maintains a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that the Company obtains vary from time to time, depending on availability, cost and management’s decisions with respect to risk retention. The Company’s insurance policies are subject to deductibles and exclusions that result in the Company’s retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

The Company’s growth is subject to external factors and other circumstances over which it has limited control or that are beyond its control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening of new store locations.

The success of the Company’s expansion strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions and landscape, political or community acceptance, suitable lease terms, its ability to attract, train and retain qualified associates and management personnel, the ability to obtain required government permits and licenses and the ability to identify attractive acquisition targets and complete such acquisitions. Some of these factors are beyond the Company’s control. The failure to execute the Company’s expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

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

While the Company expects the recently enacted significant tax reform in the United States to have a positive impact on the Company’s net income, the Company is continuing to evaluate the impact of the tax reform on the Company’s business and such impact is uncertain. Furthermore, the Company’s financial results may be negatively impacted should tax rates in the U.S. and in Latin America be increased in the future or otherwise adversely affected by changes in allowable expense deductions, or as a result of the imposition of new withholding requirements on repatriation of foreign earnings.
Certain tax positions taken by the Company require the judgment of management and could be challenged by federal taxing authorities in the U.S. and Latin America.
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

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights, including its proprietary, internally developed point-of-sale and loan management system that is in use in all of its stores. The Company uses the trademarks “FirstCash,” “First Cash,” “First Cash Pawn,” “Cash America,” “Cashland,” “First Cash Empeño y Joyeria,” “Cash Ya,” “Cash & Go,” “CA,” “Presta Max,” “Realice Empeños,” “Empeños Mexicanos” and “Maxi Prenda” along with numerous other trade names as described herein. The Company relies on a combination of copyright, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks and proprietary point of sale systems against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

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

On November 20, 2013, Cash America consented to the issuance of a consent order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America’s consumer loan business, including self-disclosed issues, to pay a civil money penalty of $5.0 million and to set aside $8.0 million for a period of 180 days to fund any further payments to eligible Ohio customers (the “Ohio Reimbursement Program”), collectively, the “Consent Order.” The Company likely remains subject to certain obligations of the Consent Order, including ensuring compliance with federal consumer financial laws and consumer compliance management system. However, certain restrictions and obligations expired on November 20, 2016. In addition, Cash America’s former subsidiary, Enova International, Inc. (“Enova”), also remains subject to the Consent Order because it was part of Cash America when it was issued. The Company cannot assure that Enova has complied or will continue to comply with the Consent Order now that it is a separate publicly traded company. If Enova does not comply with the Consent Order, the Company could be held liable for Enova’s noncompliance. Any noncompliance with the Consent Order, continuing obligations or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse effect on the Company’s business.

The Company could be responsible for U.S. federal and state income tax liabilities that relate to the spin-off by Cash America of Enova, in November 2014 (the “Enova Spin-off”).

The Enova Spin-off was conditioned on the receipt of an opinion of tax counsel that the Enova Spin-off will be treated as a transaction that is tax-free for U.S. federal income tax purposes under Section 355(a) of the Internal Revenue Code. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the Enova Spin-off that are different from the conclusions reached in the opinion. The opinion was based on certain factual statements and representations made by Cash America, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. In addition, Cash America received a private letter ruling from the IRS to the effect that the then retention by Cash America of up to 20% of Enova’s stock will not be in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Internal Revenue Code. The private letter ruling does not address any other tax issues related to the Enova Spin-off. Notwithstanding the private letter ruling, the IRS could determine on audit that the retention of the Enova stock was in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that Cash America or Enova have made or provided to the IRS are not correct. If the retention is in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable, and the Company would recognize a gain in an amount equal to the excess of the fair market value of shares of Enova’s common stock distributed to Cash America’s shareholders on the distribution date over Cash America’s tax basis in such shares of Enova’s common stock. In addition, Cash

America agreed to certain actions in connection with the private letter ruling, such as disposing of the Enova common stock by September 15, 2017. All of the shares held by the Company as of the Merger date were sold in open market transactions at an average price of $10.40 per share, with the final sales completed on December 6, 2016.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, the Company owned the real estate and buildings for 67 of its pawn stores and owned five other parcels of real estate, including the Company’s corporate headquarters building in Fort Worth, Texas. The Company’s strategy is generally to lease, rather than purchase, space for its pawnshop and consumer loan locations, unless the Company finds what it believes is a superior location at an attractive price. As of December 31, 2017, the Company leased 2,072 store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging between 2018 and 2045. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $25,000 per month as of December 31, 2017. For more information about the Company’s pawn store locations, see “—Item 1. Business—Locations and Operations.”

The following table details material corporate locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative operations	Monterrey, Mexico	15,000	December 31, 2019	$14
Administrative operations	Fort Worth, Texas	24,000	July 31, 2021	$10
Administrative operations	Cincinnati, Ohio	10,000	April 30, 2019	$10

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

Item 3. Legal Proceedings

The Company is a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

The following table sets forth the quarterly high and low sales prices per share for the common stock during fiscal 2017 and 2016, as reported by the NYSE and NASDAQ Global Select Market, and cash dividends declared and paid per share during fiscal 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$49.60	$59.35	$63.60	$68.60
Low	48.10	58.50	62.90	67.75
Cash dividends declared and paid	0.19	0.19	0.19	0.20

2016
High	$46.72	$53.67	$53.95	$53.25
Low	29.64	43.11	44.94	44.60
Cash dividends declared and paid	0.125	0.125	0.125	0.19

On February 12, 2018, there were approximately 292 stockholders of record of the Company’s common stock.

The dividend and earnings retention policies are reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company’s earnings, cash flows, financial position and debt covenant restrictions. In January 2018, the Company’s Board of Directors approved a plan to increase the annual dividend to $0.88 per share, or $0.22 per share quarterly, beginning in the first quarter of 2018. The declared $0.22 first quarter cash dividend on common shares outstanding, or an aggregate of $10.3 million based on December 31, 2017 share counts, will be paid on February 28, 2018 to stockholders of record as of February 14, 2018.

Issuer Purchases of Equity Securities

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the first quarter of 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10.0 million and an average cost per share of $43.94. In May 2017, the Company’s Board of Directors authorized a new common stock repurchase program for up to $100.0 million of the Company’s outstanding common stock. The new share repurchase program replaced the Company’s prior share repurchase plan, which was terminated in May 2017.

Under the May 2017 stock repurchase program, the Company has repurchased 1,388,000 shares of its common stock at an aggregate cost of $83.0 million and an average cost per share of $59.80 and $17.0 million remained available for repurchases as of December 31, 2017. On January 31, 2018, the Company completed the May 2017 stock repurchase program after repurchasing 239,000 shares of common stock at an aggregate cost of $17.0 million. The Company did not repurchase any of its shares in 2016 as it suspended its share repurchase program in 2016 due to the Merger.

In October 2017, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $100.0 million of the Company’s outstanding common stock, which became effective on January 31, 2018 upon completion of the May 2017 stock repurchase program. The Company intends to continue repurchases under its repurchase program in 2018 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, the dividend policy and the availability of alternative investment opportunities.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during fiscal 2017 (in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Maximum Number Of Shares That May Yet Be Purchased Under The Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2017	—	$—	—	1,148	(2)
February 1 through February 28, 2017	228	43.94	228	920	(2)
March 1 through March 31, 2017	—	—	—	920	(2)
April 1 through April 30, 2017	—	—	—	920	(2)
May 1 through May 31, 2017	—	—	—	(1)	$100,000
June 1 through June 30, 2017	290	56.06	290	(1)	83,731
July 1 through July 31, 2017	292	58.21	292	(1)	66,733
August 1 through August 31, 2017	269	58.53	269	(1)	50,989
September 1 through September 30, 2017	103	58.22	103	(1)	44,970
October 1 through October 31, 2017	161	60.30	161	(1)	35,267
November 1 through November 30, 2017	70	66.03	70	(1)	30,658
December 1 through December 31, 2017	203	67.37	203	(1)	16,991
Total	1,616	$57.56	1,616

(1)	The 2,000,000 share repurchase program was terminated in May 2017.

(2)	The $100.0 million repurchase program was initiated in May 2017.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2012 through December 31, 2017, with the cumulative total return on the S&P 600 Small Cap Index and the Russell 2000 Index, representing broad-based equity market indexes, and the S&P 600 Small Cap Consumer Finance Index and the S&P 600 Small Cap Specialty Stores Index, representing industry-based indexes, over the same period (assuming the investment of $100 on December 31, 2012 and assuming the reinvestment of all dividends on the date paid). The Company has previously included a peer group index, however believes the comparison to the above mentioned industry-based indexes is a more applicable comparison. As a result, the performance graph below no longer includes a peer group index. Note that historic performance is not necessarily indicative of future performance.

Item 6. Selected Financial Data

The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The information below is derived from and qualified by reference to the Company’s audited financial statements for each of the five years ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts and location counts)
Income Statement Data (1):
Revenue:
Retail merchandise sales	$1,051,099	$669,131	$449,296	$428,182	$367,187
Pawn loan fees	510,905	312,757	195,448	199,357	181,555
Wholesale scrap jewelry sales	140,842	62,638	32,055	48,589	68,325
Consumer loan and credit services fees	76,976	43,851	27,803	36,749	43,781
Total revenue	1,779,822	1,088,377	704,602	712,877	660,848

Cost of revenue:
Cost of retail merchandise sold	679,703	418,556	278,631	261,673	221,361
Cost of wholesale scrap jewelry sold	132,794	53,025	27,628	41,044	58,545
Consumer loan and credit services loss provision	19,819	11,993	7,159	9,287	11,368
Total cost of revenue	832,316	483,574	313,418	312,004	291,274

Net revenue	947,506	604,803	391,184	400,873	369,574

Expenses and other income:
Store operating expenses	551,874	328,014	207,572	198,986	181,321
Administrative expenses	122,473	96,537	51,883	53,588	47,180
Depreciation and amortization	55,233	31,865	17,939	17,476	15,361
Interest expense, net	22,438	19,569	15,321	12,845	3,170
Merger and other acquisition expenses	9,062	36,670	2,875	998	2,350
Loss on extinguishment of debt	14,114	—	—	—	—
Net gain on sale of common stock of Enova	—	(1,299)	—	—	—
Goodwill impairment - U.S. consumer loan operations	—	—	7,913	—	—
Total expenses and other income	775,194	511,356	303,503	283,893	249,382

Income from continuing operations before income taxes	172,312	93,447	87,681	116,980	120,192

Provision for income taxes	28,420	33,320	26,971	31,542	35,713

Income from continuing operations	143,892	60,127	60,710	85,438	84,479

Loss from discontinued operations, net of tax	—	—	—	(272)	(633)
Net income	$143,892	$60,127	$60,710	$85,166	$83,846

Dividends declared per common share	$0.77	$0.565	$—	$—	$—

	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data (Continued) (1):
Net income per share:
Basic:
Income from continuing operations	$3.01	$1.72	$2.16	$2.98	$2.91
Net income	3.01	1.72	2.16	2.97	2.89
Diluted:
Income from continuing operations	3.00	1.72	2.14	2.94	2.86
Net income	3.00	1.72	2.14	2.93	2.84

Balance Sheet Data:
Inventories	$276,771	$330,683	$93,458	$91,088	$77,793
Pawn loans	344,748	350,506	117,601	118,536	115,234
Net working capital	721,626	748,507	279,259	258,194	236,417
Total assets	2,062,784	2,145,203	752,895	711,880	660,999
Long-term liabilities	466,880	551,589	275,338	234,880	201,889
Total liabilities	587,451	695,217	321,513	277,439	250,650
Stockholders’ equity	1,475,333	1,449,986	431,382	434,441	410,349

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$220,357	$96,854	$92,749	$97,679	$106,718
Investing activities	1,397	(25,967)	(71,676)	(85,366)	(140,726)
Financing activities	(197,506)	(58,713)	9,127	(9,098)	54,644

Location Counts:
Pawn stores	2,039	2,012	1,005	912	821
Credit services/consumer loan stores	72	73	70	93	85
	2,111	2,085	1,075	1,005	906

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” for additional information about certain 2017, 2016 and 2015 income and expense items that affected the Company’s consolidated income from operations, income before income taxes, net income and net income per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On September 1, 2016, the Company completed its Merger with Cash America, whereby Cash America merged with and into a wholly owned subsidiary of the Company. The accompanying audited results of operations for the year ended December 31, 2017 includes the results of operations for Cash America while the comparable prior-year period includes the results of operations for Cash America for the period September 2, 2016 to December 31, 2016, affecting comparability of fiscal 2017 and 2016 amounts. See Note 3 of Notes to Consolidated Financial Statements for additional information about the Merger.

The Company is a leading operator of retail-based pawn stores with over 2,100 store locations in the U.S. and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the U.S. and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations accounted for approximately 96% of the Company’s consolidated revenue during fiscal 2017 and 2016.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador.

The Company recognizes pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any extension or grace period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued pawn fee revenue. The Company records merchandise sales revenue at the time of the sale and presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as income during the period in which final payment is received or when previous payments are forfeited to the Company. Some jewelry is processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

The Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services, consumer loans and check cashing. In addition, 362 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product, which products have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. Beginning in fiscal 2018, the Company no longer offers fee-based check cashing services in its non-franchised stores. Consumer loan and credit services revenue accounted for approximately 4% of consolidated revenue for fiscal 2017 and 2016.

The Company recognizes service fee income on consumer loan transactions on a constant-yield basis over the life of the loan and recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lenders. Changes in the valuation reserve on consumer loans and credit services transactions are charged or credited to the consumer loan credit loss provision. The credit loss provision associated with the Company’s CSO Programs and consumer loans is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses.

Stores included in the same-store calculations presented in this annual report are those stores that were opened or acquired prior to the beginning of the prior-year comparative fiscal period and remained open through the end of the reporting period. Also included are stores that were relocated during the year within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Unless otherwise noted, same-store calculations exclude the results of the merged Cash America stores. Legacy Cash America same-store calculations refer to Cash America stores that were opened prior to the beginning of the prior-year comparative fiscal period (although not then owned by the Company) and remained open through the end of the reporting period.

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

The following table details income statement items as a percent of total revenue and other operating metrics:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Retail merchandise sales	59.1%	61.5%	63.8%
Pawn loan fees	28.7	28.7	27.7
Wholesale scrap jewelry sales	7.9	5.8	4.5
Consumer loan and credit services fees	4.3	4.0	4.0

Cost of revenue:
Cost of retail merchandise sold	38.2	38.4	39.6
Cost of wholesale scrap jewelry sold	7.5	4.9	3.9
Consumer loan and credit services loss provision	1.1	1.1	1.0

Net revenue	53.2	55.6	55.5

Expenses and other income:
Store operating expenses	31.0	30.1	29.5
Administrative expenses	6.9	8.9	7.4
Depreciation and amortization	3.1	2.9	2.5
Interest expense, net	1.2	1.8	2.2
Merger and other acquisition expenses	0.5	3.4	0.4
Loss on extinguishment of debt	0.8	—	—
Net gain on sale of common stock of Enova	—	(0.1)	—
Goodwill impairment - U.S. consumer loan operations	—	—	1.1

Income before income taxes	9.7	8.6	12.4
Provision for income taxes	1.6	3.1	3.8
Net income	8.1	5.5	8.6

Retail merchandise sales gross profit margin	35.3%	37.4%	38.0%
Pre-tax operating margin (1)	20.3	23.2	23.9

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

Customer loans and revenue recognition - Receivables on the balance sheet consist of pawn loans and consumer loans. Pawn loans are collateralized by pledged tangible personal property, which the Company holds during the term of the loan plus a stated grace period. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan term is generally 30 days plus an additional grace period of 14 to 90 days depending on geographical markets and local regulations. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If the pawn is not repaid upon expiration of the grace period, the principal amount loaned becomes the carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawn loans and through purchases of used goods directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the final payment is received or when previous payments are forfeited to the Company. Some jewelry is processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the precious metals to the buyer.

The Company accrues consumer loan service fees on a constant-yield basis over the term of the consumer loan. Consumer loans have terms that typically range from 7 to 365 days. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lenders. The extensions of credit made by the Independent Lenders to credit services customers typically have terms of 7 to 365 days.

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

Under the CSO Programs, the Company assists customers in applying for a short-term extension of credit from Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. According to the guarantee, if the borrower defaults on the extension of credit, the Company will pay the Independent Lenders the principal, accrued interest, insufficient funds and late fee, if applicable, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lenders in performing under the guarantees. The Company records the estimated fair value of the liability in accrued liabilities. The estimated fair value of the liability is periodically reviewed by management with any changes reflected in current operations.

Inventories - Inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or net realizable value and, accordingly, inventory valuation allowances are established, if necessary, when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. operations and Latin America operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology. As described in “—Results of Operations—Goodwill Impairment—U.S. Consumer Loan Operations” below, the Company recorded a goodwill impairment charge of $7.9 million during 2015.

The Company’s indefinite-lived intangible assets consist of trade names, pawn licenses and franchise agreements related to a check-cashing operation. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company determined there was no impairment as of December 31, 2017 and 2016.

Foreign currency transactions - The Company has significant operations in Latin America, where in Mexico and Guatemala the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective fiscal period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico and Guatemala are included in store operating expenses. Deferred taxes are not currently provided on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Results of Operations

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

Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso and Guatemalan quetzal for the current and prior year periods:

	2017		2016		2015
	Rate	% Change Over Prior Year Period Favorable / (Unfavorable)	Rate	% Change Over Prior Year Period Favorable / (Unfavorable)	Rate
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.7	5%	20.7	(20)%	17.2
Twelve months ended	18.9	(1)%	18.7	(18)%	15.8

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.3	3%	7.5	1%	7.6
Twelve months ended	7.4	3%	7.6	1%	7.7

Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Twelve Months Ended December 31, 2017 Compared to the Twelve Months Ended December 31, 2016

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the U.S. operations segment as of December 31, 2017 as compared to December 31, 2016 (dollars in thousands, except as otherwise noted):

	Balance at December 31,		Increase /
	2017	2016	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$276,570	$293,392	(6)%
Consumer loans, net (1)	23,179	28,847	(20)%
Inventories	216,739	282,860	(23)%
	$516,488	$605,099	(15)%

Average outstanding pawn loan amount (in ones)	$162	$152	7%

Composition of pawn collateral:
General merchandise	34%	36%
Jewelry	66%	64%
	100%	100%

Composition of inventories:
General merchandise	42%	47%
Jewelry	58%	53%
	100%	100%

Percentage of inventory aged greater than one year	6%	11%

(1)
Does not include the off-balance sheet principal portion of active CSO extensions of credit made by independent third-party lenders. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $9.3 million and $12.1 million as of December 31, 2017 and 2016, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the fiscal year ended December 31, 2017 as compared to the fiscal year ended December 31, 2016 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Year Ended December 31,
	2017	2016	Increase
U.S. Operations Segment
Revenue:
Retail merchandise sales	$717,490	$386,026	86%
Pawn loan fees	380,596	195,883	94%
Wholesale scrap jewelry sales	119,197	47,680	150%
Consumer loan and credit services fees	75,209	41,922	79%
Total revenue	1,292,492	671,511	92%

Cost of revenue:
Cost of retail merchandise sold	468,527	241,086	94%
Cost of wholesale scrap jewelry sold	112,467	41,357	172%
Consumer loan and credit services loss provision	19,431	11,494	69%
Total cost of revenue	600,425	293,937	104%

Net revenue	692,067	377,574	83%

Segment expenses:
Store operating expenses	423,214	215,227	97%
Depreciation and amortization	24,073	13,618	77%
Total segment expenses	447,287	228,845	95%

Segment pre-tax operating income	$244,780	$148,729	65%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 86% to $717.5 million during fiscal 2017 compared to $386.0 million for fiscal 2016. The increase was primarily due to fiscal 2016 only including the results of operations for Cash America for the period September 2, 2016 to December 31, 2016 (“Cash America 2016 Partial Period”), as the Merger was completed on September 1, 2016. Same-store retail sales decreased 1% in legacy First Cash stores and decreased 4% in legacy Cash America stores during fiscal 2017 compared to fiscal 2016. Gross profit margin on retail merchandise sales in the U.S. was 35% during fiscal 2017 compared to a margin of 38% during fiscal 2016, reflecting the impact of historically lower margins in the Cash America stores and a focus during 2017 on liquidating aged inventory items in the Cash America stores.

U.S. inventories decreased 23% from $282.9 million at December 31, 2016 to $216.7 million at December 31, 2017. The decrease was primarily a result of focused liquidation of aged inventories though promotional discounts and jewelry scrapping. Inventories aged greater than one year in the U.S. were 6% overall and 7% and 5% in the legacy Cash America stores and legacy First Cash U.S. stores, respectively.

Pawn Lending Operations

U.S. pawn loan fees increased 94% totaling $380.6 million during fiscal 2017 compared to $195.9 million for fiscal 2016. The increase was primarily due to the Cash America 2016 Partial Period. Legacy First Cash same-store pawn loan fees increased 4%, while legacy Cash America same-store pawn loan fees decreased 9% during fiscal 2017 compared to fiscal 2016. Pawn loan receivables in the U.S. as of December 31, 2017 decreased 6% compared to December 31, 2016 and decreased 7% on a same-store basis. Legacy First Cash same-store pawn receivables increased 6%, while legacy Cash America same-store pawn receivables decreased 10% as of December 31, 2017 compared to December 31, 2016. The decline in legacy Cash America same-store pawn receivables and pawn loan fees was primarily due to the expected impact of reducing the holding period on delinquent pawn loans, optimizing loan-to-value ratios and to a lesser extent, the impact of Hurricane Harvey on pawn receivables in coastal Texas markets.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 150% to $119.2 million during fiscal 2017 compared to $47.7 million during fiscal 2016. The increase in wholesale scrap jewelry revenue was primarily due to the Cash America 2016 Partial Period and an increase in volume due to the clearing of aged inventory in the Cash America stores. The scrap gross profit margin in the U.S. was 6% compared to the prior-year margin of 13%, primarily as a result of the typically higher cost basis in scrap jewelry sold by the Cash America stores. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for fiscal 2017 compared to 2% in fiscal 2016.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) increased 79% to $75.2 million during fiscal 2017 compared to $41.9 million for fiscal 2016. The increase in fees was due to the Cash America 2016 Partial Period. Excluding the increase due to the Cash America 2016 Partial Period, consumer loan and credit services fees decreased 31% as the Company continues to de-emphasize consumer lending operations in light of increasing internet-based competition and regulatory constraints. Revenues from consumer lending operations comprised 6% of total U.S. revenue during fiscal 2017 and 2016.

Segment Expenses and Segment Pre-Tax Operating Income
U.S. store operating expenses increased 97% to $423.2 million during fiscal 2017 compared to $215.2 million during fiscal 2016, primarily as a result of the Merger. Same-store operating expenses increased 2% and decreased 3% in the legacy First Cash and Cash America stores, respectively, compared with the prior-year period.

U.S. store depreciation and amortization increased 77% to $24.1 million during fiscal 2017 compared to $13.6 million during fiscal 2016, primarily as a result of the Merger.

The U.S. segment pre-tax operating income for fiscal 2017 was $244.8 million, which generated a pre-tax segment operating margin of 19% compared to $148.7 million and 22% in the prior year, respectively. The decline in the segment pre-tax operating margin was primarily due to historically lower operating margins in the Cash America stores and a focus during 2017 on liquidating aged inventory levels in Cash America stores, resulting in lower gross profit margins on retail merchandise sales.

Latin America Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the Latin America operations segment as of December 31, 2017 as compared to December 31, 2016 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				Balance at
				December 31,	Increase /
	Balance at December 31,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$68,178	$57,114	19%	$65,238	14%
Consumer loans, net	343	357	(4)%	328	(8)%
Inventories	60,032	47,823	26%	57,400	20%
	$128,553	$105,294	22%	$122,966	17%

Average outstanding pawn loan amount (in ones)	$64	$58	10%	$61	5%

Composition of pawn collateral:
General merchandise	80%	80%
Jewelry	20%	20%
	100%	100%

Composition of inventories:
General merchandise	75%	76%
Jewelry	25%	24%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

The following table presents segment pre-tax operating income of the Latin America operations segment for the fiscal year ended December 31, 2017 as compared to the fiscal year ended December 31, 2016 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Year Ended
				December 31,	Increase /
	Year Ended December 31,		Increase /	2017	(Decrease)
	2017	2016	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$333,609	$283,105	18%	$338,009	19%
Pawn loan fees	130,309	116,874	11%	131,972	13%
Wholesale scrap jewelry sales	21,645	14,958	45%	21,645	45%
Consumer loan and credit services fees	1,767	1,929	(8)%	1,793	(7)%
Total revenue	487,330	416,866	17%	493,419	18%

Cost of revenue:
Cost of retail merchandise sold	211,176	177,470	19%	213,925	21%
Cost of wholesale scrap jewelry sold	20,327	11,668	74%	20,568	76%
Consumer loan and credit services loss provision	388	499	(22)%	394	(21)%
Total cost of revenue	231,891	189,637	22%	234,887	24%

Net revenue	255,439	227,229	12%	258,532	14%

Segment expenses:
Store operating expenses	128,660	112,787	14%	130,154	15%
Depreciation and amortization	10,311	10,429	(1)%	10,432	—%
Total segment expenses	138,971	123,216	13%	140,586	14%

Segment pre-tax operating income	$116,468	$104,013	12%	$117,946	13%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 18% (19% on a constant currency basis) to $333.6 million during fiscal 2017 compared to $283.1 million for fiscal 2016. The increase was primarily due to an 11% increase (12% on a constant currency basis) in same-store retail sales driven by strong retail demand trends, a 47% increase (50% on a constant currency basis) in retail sales in the 166 Maxi Prenda stores located in Mexico (acquired on January 6, 2016 and therefore not included in the same-store figure above) driven by operating synergies as a result of the utilization of the Company’s proprietary IT platform and best practice retailing strategies, and the maturation of existing stores. The gross profit margin on retail merchandise sales was 37% during fiscal 2017 and 2016.

Inventories in Latin America increased 26% (20% on a constant currency basis) from $47.8 million at December 31, 2016 to $60.0 million at December 31, 2017. Increased inventory levels in the Maxi Prenda stores, which historically carried lower inventory balances than the typical First Cash store, accounted for 22% of the increase with growth from new store openings and the maturation of existing stores accounting for the remainder of the increase.

Pawn Lending Operations

Pawn loan fees in Latin America increased 11% (13% on a constant currency basis) totaling $130.3 million during fiscal 2017 compared to $116.9 million for fiscal 2016 as a result of the 19% (14% on a constant currency basis) increase in pawn loan receivables as of December 31, 2017 compared to December 31, 2016. The increase in pawn receivables reflects a same-store pawn receivable increase of 17% (12% on a constant currency basis) and new store additions. The increase in same-store pawn receivables was primarily due to strong demand for pawn loans and the maturation of existing stores.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 45% to $21.6 million during fiscal 2017 compared to $15.0 million during fiscal 2016. The increase in wholesale scrap jewelry revenue was primarily due to a reduced volume of scrapping activities in the Maxi Prenda stores during fiscal 2016 as those stores were being converted to the Company’s proprietary point of sale and loan management system. The scrap gross profit margin in Latin America was 6% (5% on a constant currency basis) compared to the prior-year margin of 22%. The 22% scrap gross profit margin in fiscal 2016 was unusually high due to the 18% decline in the average value of the Mexican peso that year, which effectively lowered the cost of the scrap jewelry (scrap is sold in U.S. dollars but sourced in Mexican pesos). Scrap jewelry profits accounted for approximately 1% of Latin America net revenue (gross profit) for fiscal 2017 and fiscal 2016.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 14% (15% on a constant currency basis) to $128.7 million during fiscal 2017 compared to $112.8 million during fiscal 2016 and same-store operating expenses increased 6% (increased 7% on a constant currency basis) compared to the prior-year period. The increase in both total and same-store operating expenses was due in large part to increased compensation expense related to incentive pay and wage inflation.

The segment pre-tax operating income for fiscal 2017 was $116.5 million, which generated a pre-tax segment operating margin of 24% compared to $104.0 million and 25% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the fiscal year ended December 31, 2017 as compared to the fiscal year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31,		Increase /
	2017	2016	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$244,780	$148,729	65%
Latin America operations segment pre-tax operating income	116,468	104,013	12%
Consolidated segment pre-tax operating income	361,248	252,742	43%

Corporate expenses and other income:
Administrative expenses	122,473	96,537	27%
Depreciation and amortization	20,849	7,818	167%
Interest expense	24,035	20,320	18%
Interest income	(1,597)	(751)	113%
Merger and other acquisition expenses	9,062	36,670	(75)%
Loss on extinguishment of debt	14,114	—	—%
Net gain on sale of common stock of Enova	—	(1,299)	(100)%
Total corporate expenses and other income	188,936	159,295	19%

Income before income taxes	172,312	93,447	84%

Provision for income taxes	28,420	33,320	(15)%

Net income	$143,892	$60,127	139%

Comprehensive income	$151,821	$18,731	711%

Corporate Expenses and Taxes

Administrative expenses increased 27% to $122.5 million during fiscal 2017 compared to $96.5 million during fiscal 2016, primarily as a result of the Merger and a 36% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. As a percentage of revenue, administrative expenses decreased from 9% during fiscal 2016 to 7% during fiscal 2017, primarily due to synergies realized from the Merger and the Maxi Prenda acquisition.

Corporate depreciation and amortization increased to $20.8 million during fiscal 2017 compared to $7.8 million during fiscal 2016, primarily due to the assumption of $118.2 million in property and equipment and $23.4 million in intangible assets subject to amortization as a result of the Merger, which were depreciated and amortized during all of fiscal 2017 as compared to the period September 2, 2016 to December 31, 2016 during fiscal 2016.

Interest expense increased to $24.0 million during fiscal 2017 compared to $20.3 million for fiscal 2016. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses decreased to $9.1 million during fiscal 2017 compared to $36.7 million during fiscal 2016, reflecting the timing of transaction and integration costs related to the Merger. See “—Non-GAAP Financial Information” for additional details of Merger related expenses.

During fiscal 2017, the Company repurchased through a tender offer, or otherwise redeemed, its outstanding $200 million, 6.75% senior notes due 2021 incurring a loss on extinguishment of debt of $14.1 million. See “—Liquidity and Capital Resources.”

The Company’s effective income tax rate for fiscal 2017 was 16.5%, primarily a result of the passage of the Tax Cuts and Jobs Act (“Tax Act”) in fiscal 2017, as the Company recorded a provisional net one-time tax benefit of $27.3 million during the fourth quarter of 2017. Excluding the tax benefit realized as a result of the Tax Act, the effective income tax rate for fiscal 2017 was 32.3% compared to 35.7% for fiscal 2016. The decrease in the adjusted fiscal 2017 effective tax rate as compared to the 2016 effective tax rate was primarily due to an increase in certain foreign permanent tax benefits and certain significant Merger related expenses being non-deductible for income tax purposes during fiscal 2016, which increased the 2016 effective tax rate. The Company expects its effective income tax rate for fiscal 2018 to be between 26.5% and 27.5% as a result of the Tax Act. See Note 11 of Notes to Consolidated Financial Statements.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the fiscal year ended December 31, 2017 as compared to the fiscal year ended December 31, 2016 (in thousands, except per share amounts):

	Year Ended December 31,
	2017		2016
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$1,779,822	$1,779,822	$1,088,377	$1,088,377
Net revenue	$947,506	$947,506	$604,803	$604,803
Net income	$143,892	$131,225	$60,127	$85,332
Diluted earnings per share	$3.00	$2.74	$1.72	$2.44
Weighted average diluted shares	47,888	47,888	35,004	35,004

GAAP and adjusted earnings per share for fiscal 2017 compared to fiscal 2016 were negatively impacted by $0.02 per share due to the year-over-year 1% unfavorable change in the average value of the Mexican peso. Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as the non-recurring 2017 net tax benefit from the Tax Act, debt extinguishment costs and Merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

Operating Results for the Twelve Months Ended December 31, 2016 Compared to the Twelve Months Ended December 31, 2015

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the U.S. operations segment as of December 31, 2016 as compared to December 31, 2015 (dollars in thousands, except as otherwise noted):

	Balance at December 31,		Increase /
	2016	2015	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$293,392	$68,153	330%
Consumer loans, net (1)	28,847	688	4,093%
Inventories	282,860	56,040	405%
	$605,099	$124,881	385%

Average outstanding pawn loan amount (in ones)	$152	$169	(10)%

Composition of pawn collateral:
General merchandise	36%	45%
Jewelry	64%	55%
	100%	100%

Composition of inventories:
General merchandise	47%	57%
Jewelry	53%	43%
	100%	100%

Percentage of inventory aged greater than one year	11%	8%

(1)
Does not include the off-balance sheet principal portion of active CSO extensions of credit made by independent third-party lenders. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $12.1 million and $7.0 million as of December 31, 2016 and 2015, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Year Ended December 31,
	2016	2015	Increase
U.S. Operations Segment
Revenue:
Retail merchandise sales	$386,026	$197,011	96%
Pawn loan fees	195,883	94,761	107%
Wholesale scrap jewelry sales	47,680	19,380	146%
Consumer loan and credit services fees	41,922	25,696	63%
Total revenue	671,511	336,848	99%

Cost of revenue:
Cost of retail merchandise sold	241,086	117,059	106%
Cost of wholesale scrap jewelry sold	41,357	17,530	136%
Consumer loan and credit services loss provision	11,494	6,770	70%
Total cost of revenue	293,937	141,359	108%

Net revenue	377,574	195,489	93%

Segment expenses:
Store operating expenses	215,227	107,852	100%
Depreciation and amortization	13,618	6,146	122%
Total segment expenses	228,845	113,998	101%

Segment pre-tax operating income	$148,729	$81,491	83%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 96% to $386.0 million during fiscal 2016 compared to $197.0 million for fiscal 2015. The increase was primarily due to the Cash America 2016 Partial Period, which accounted for 96% of the increase in retail merchandise sales. During fiscal 2016, the gross profit margin on retail merchandise sales in the U.S. was 38% compared to a margin of 41% during fiscal 2015, reflecting an increased mix of general merchandise inventories compared to jewelry inventories in legacy First Cash stores and the impact of lower margins in the Cash America stores.

U.S. inventories increased 405% from $56.0 million at December 31, 2015 to $282.9 million at December 31, 2016. The increase was due to the inclusion of $232.6 million of Cash America inventories partially offset by a 10% decline in legacy First Cash store inventories. Included in the Cash America inventory balance as of December 31, 2016 was $13.5 million of scrap inventories in transit or held in processing locations. The shift in the composition of pawn inventory from general merchandise to jewelry was primarily due to the Cash America stores carrying greater quantities of jewelry merchandise compared to legacy First Cash stores. The increase in inventory aged greater than one year was primarily due to the inclusion of the Cash America stores, which have historically carried higher aged balances than legacy First Cash stores, partially offset by a decrease in aged inventory at legacy First Cash stores.

Pawn Lending Operations

U.S. pawn loan fees increased 107% totaling $195.9 million during fiscal 2016 compared to $94.8 million for fiscal 2015. Pawn loan receivables in the U.S. as of December 31, 2016 increased 330% compared to December 31, 2015. The increase in pawn loan fees and pawn loan receivables was due to the inclusion of the Cash America 2016 Partial Period, which accounted for 101% of the pawn fee increase and 100% of the pawn receivable increase. Legacy First Cash same-store pawn receivables increased 1% as of December 31, 2016 compared to December 31, 2015. Legacy First Cash same-store pawn loan fees declined 4% in fiscal

2016 compared to fiscal 2015, as a result of a 6% decline in the beginning of year same-store pawn loans. The shift in the composition of pawn receivables from general merchandise to jewelry was primarily due to the Cash America stores, which have historically carried a higher percentage of jewelry loans than legacy First Cash stores.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 146% to $47.7 million during fiscal 2016 compared to $19.4 million during fiscal 2015. The increase in wholesale scrap jewelry revenue was primarily due to the inclusion of the Cash America 2016 Partial Period, which accounted for 92% of the increase in wholesale scrap jewelry revenue. The scrap gross profit margin in the U.S. was 13% compared to the prior-year margin of 10%, due primarily to an 8% increase in the average spot price of gold in 2016. Scrap jewelry profits accounted for 2% of U.S. net revenue (gross profit) for fiscal 2016 compared to 1% in fiscal 2015.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) increased 63% to $41.9 million during fiscal 2016 compared to $25.7 million for fiscal 2015. The increase in fees was due to the Cash America 2016 Partial Period. Excluding the increase due to the Cash America 2016 Partial Period, consumer loan and credit services fees decreased 29% as the Company continues to de-emphasize consumer lending operations in light of increasing internet-based competition and regulatory constraints. Consumer/payday loan-related products comprised 6% of total U.S. revenue during fiscal 2016 compared to 8% during fiscal 2015.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 100% to $215.2 million during fiscal 2016 compared to $107.9 million during fiscal 2015, primarily as a result of the Merger. Same-store operating expenses in the First Cash legacy stores were consistent with the prior-year period.

The U.S. segment pre-tax operating income for fiscal 2016 was $148.7 million, which generated a pre-tax segment operating margin of 22% compared to $81.5 million and 24% in the prior year, respectively.

Latin America Operations Segment

The following table details earning assets, which consist of pawn loans, consumer loans, net and inventories as well as other earning asset metrics of the Latin America operations segment as of December 31, 2016 as compared to December 31, 2015 (dollars in thousands, except as otherwise noted):

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

Composition of inventories:
General merchandise	76%	85%
Jewelry	24%	15%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

The following table presents segment pre-tax operating income of the Latin America operations segment for the fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Year Ended
				December 31,
	Year Ended December 31,		Increase /	2016	Increase
	2016	2015	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$283,105	$252,285	12%	$331,325	31%
Pawn loan fees	116,874	100,687	16%	136,259	35%
Wholesale scrap jewelry sales	14,958	12,675	18%	14,958	18%
Consumer loan and credit services fees	1,929	2,107	(8)%	2,271	8%
Total revenue	416,866	367,754	13%	484,813	32%

Cost of revenue:
Cost of retail merchandise sold	177,470	161,572	10%	207,615	28%
Cost of wholesale scrap jewelry sold	11,668	10,098	16%	13,505	34%
Consumer loan and credit services loss provision	499	389	28%	587	51%
Total cost of revenue	189,637	172,059	10%	221,707	29%

Net revenue	227,229	195,695	16%	263,106	34%

Segment expenses:
Store operating expenses	112,787	99,720	13%	130,029	30%
Depreciation and amortization	10,429	8,803	18%	12,064	37%
Total segment expenses	123,216	108,523	14%	142,093	31%

Segment pre-tax operating income	$104,013	$87,172	19%	$121,013	39%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 12% (31% on a constant currency basis) to $283.1 million during fiscal 2016 compared to $252.3 million for fiscal 2015. The increase was primarily due to the retail revenue contribution from the Maxi Prenda stores acquired in the fourth quarter of 2015 and first quarter of 2016, which accounted for 53% of the constant currency increase, and a 10% increase in same-store constant currency retail sales. During fiscal 2016, the gross profit margin on retail merchandise sales was 37% compared to a margin of 36% on retail merchandise sales during fiscal 2015.

Inventories in Latin America increased 28% (52% on a constant currency basis) from $37.4 million at December 31, 2015 to $47.8 million at December 31, 2016. The increase was consistent with the growth in store counts from acquisitions and store openings in Latin America and the maturation of existing stores. The shift in the composition of pawn inventory from general merchandise to jewelry was primarily due to the Maxi Prenda stores carrying a higher percentage of jewelry inventories and a lower percentage of general merchandise inventories compared to legacy First Cash stores.

Pawn Lending Operations

Pawn loan fees in Latin America increased 16% (35% on a constant currency basis) totaling $116.9 million during fiscal 2016 compared to $100.7 million for fiscal 2015. Latin America pawn loan receivables as of December 31, 2016 increased 16% (37% on a constant currency basis) compared to December 31, 2015. The increase in pawn loan fees and pawn receivables was primarily due to the contribution from the Maxi Prenda stores, which accounted for 71% of the constant currency increase in pawn loan fees and 63% of the constant currency increase in pawn receivables. While Latin America same-store pawn receivables decreased 8% on a U.S. dollar basis compared to the prior year period, constant currency same-store pawn receivables increased 11%, primarily accounting for the remainder of the constant currency increase in Latin America pawn loan fees and pawn receivables. The shift in the composition of pawn receivables from general merchandise to jewelry was primarily due to the Maxi Prenda stores carrying a higher percentage of jewelry loans compared to legacy First Cash stores.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 18% to $15.0 million during fiscal 2016 compared to $12.7 million during fiscal 2015. The increase in wholesale scrap jewelry revenue was primarily due to the contribution from the Maxi Prenda stores. The scrap gross profit margin in Latin America was 22% (10% on a constant currency basis) compared to the prior-year margin of 20%. Scrap jewelry profits accounted for 1% of Latin America net revenue (gross profit) for fiscal 2016, which equaled fiscal 2015.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 13% (30% on a constant currency basis) to $112.8 million during fiscal 2016 compared to $99.7 million during fiscal 2015, primarily as a result of the Maxi Prenda acquisition, partially offset by an 18% year-over-year unfavorable change in the average value of the Mexican peso. Same-store operating expenses decreased 9% (increased 6% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for fiscal 2016 was $104.0 million, which generated a pre-tax segment operating margin of 25% compared to $87.2 million and 24% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015 (dollars in thousands):

	Year Ended December 31,		Increase /
	2016	2015	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$148,729	$81,491	83%
Latin America operations segment pre-tax operating income	104,013	87,172	19%
Consolidated segment pre-tax operating income	252,742	168,663	50%

Corporate expenses and other income:
Administrative expenses	96,537	51,883	86%
Depreciation and amortization	7,818	2,990	161%
Interest expense	20,320	16,887	20%
Interest income	(751)	(1,566)	(52)%
Merger and other acquisition expenses	36,670	2,875	1,175%
Net gain on sale of common stock of Enova	(1,299)	—	—%
Goodwill impairment - U.S. consumer loan operations	—	7,913	(100)%
Total corporate expenses and other income	159,295	80,982	97%

Income before income taxes	93,447	87,681	7%

Provision for income taxes	33,320	26,971	24%

Net income	$60,127	$60,710	(1)%

Comprehensive income	$18,731	$22,578	(17)%

Goodwill Impairment - U.S. Consumer Loan Operations

As a result of the Company’s fiscal 2015 goodwill impairment analysis, a $7.9 million goodwill impairment charge was recorded associated with its former U.S. consumer loan operations reporting unit, which is no longer a goodwill reporting unit of the Company.

Corporate Expenses, Other Income and Taxes

Administrative expenses increased to $96.5 million during fiscal 2016 compared to $51.9 million during fiscal 2015, primarily as a result of the Merger and a 49% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by an 18% unfavorable change in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses increased from 7% during fiscal 2015 to 9% during fiscal 2016 primarily due to the Merger and the Maxi Prenda acquisition.

Corporate depreciation and amortization increased to $7.8 million during fiscal 2016 compared to $3.0 million during fiscal 2015, primarily due to the assumption of $118.2 million in property and equipment and $23.4 million in intangible assets subject to amortization as a result of the Merger.

Interest expense increased to $20.3 million during fiscal 2016 compared to $16.9 million for fiscal 2015 primarily related to increased borrowings on the Company’s revolving unsecured credit facility primarily used to pay off assumed debt in conjunction with the Merger. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses increased to $36.7 million during fiscal 2016 compared to $2.9 million during fiscal 2015, reflecting transaction and integration costs primarily related to the Merger. See “—Non-GAAP Financial Information” for additional details of Merger related expenses.

In conjunction with the Merger, the Company assumed Cash America’s investment in the common stock of Enova International, Inc., a publicly traded company focused on providing online consumer lending products. Subsequent to the Merger, all of the Enova shares were sold in open market transactions which resulted in a net gain on sale of $1.3 million.

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

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2016		2015
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$1,088,377	$1,088,377	$704,602	$704,602
Net revenue	$604,803	$604,803	$391,184	$391,184
Net income	$60,127	$85,332	$60,710	$68,483
Diluted earnings per share	$1.72	$2.44	$2.14	$2.42
Weighted average diluted shares	35,004	35,004	28,326	28,326

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

Liquidity and Capital Resources

As of December 31, 2017, the Company’s primary sources of liquidity were $114.4 million in cash and cash equivalents, $287.9 million of available and unused funds under the Company's long-term line of credit with its commercial lenders, $411.0 million in customer loans and fees and service charges receivable and $276.8 million in inventories. As of December 31, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was $79.8 million, which is primarily held in Mexican pesos. The Company had working capital of $721.6 million as of December 31, 2017 and total equity exceeded liabilities by a ratio of 2.5 to 1.

On May 30, 2017, the Company completed an offering of $300.0 million of 5.375% senior notes due on June 1, 2024 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2017. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The Company used the proceeds from the offering to repurchase, or otherwise redeem, its outstanding $200.0 million, 6.75% senior notes due 2021 (the “2021 Notes”), to pay related fees and expenses and for general corporate purposes, including share repurchases and repaying borrowings under the Company’s credit facility. The Company capitalized $5.1 million in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying consolidated balance sheets.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its primary revolving bank credit facility. The Notes will permit the Company to make share repurchases of up to $100.0 million with the net proceeds of the Notes and other available funds and to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2017, the Net Debt Ratio was 1.1 to 1, see the table below for additional information on the calculation of the Net Debt Ratio.

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

During fiscal 2017, the Company recognized a $14.1 million loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes which includes the tender or redemption premiums paid over the outstanding $200.0 million principal amount of the 2021 Notes and other reacquisition costs of $10.9 million and the write off of unamortized debt issuance costs of $3.2 million.
At December 31, 2017, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400.0 million. In May 2017, the term of the 2016 Credit Facility was extended through September 2, 2022. The calculation of the fixed charge coverage ratio was also amended to remove share repurchases from the calculation to provide greater flexibility for making future share repurchases and paying cash dividends.

At December 31, 2017, the Company had $107.0 million in outstanding borrowings and $5.1 million in outstanding letters of credit under the 2016 Credit Facility, leaving $287.9 million available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at December 31, 2017 was 4.00% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the 2016 Credit Facility as of December 31, 2017, and believes it has the capacity to borrow a substantial portion of the amount available under the 2016 Credit Facility under the most restrictive covenant. During fiscal 2017, the Company made net payments of $153.0 million pursuant to the 2016 Credit Facility.
In general, revenue growth is dependent upon the Company’s ability to fund the addition of store locations (both de novo openings and acquisitions) and growth in customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to the Merger, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its credit facility, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Item 1—Business—Governmental Regulation.”

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives and its stock repurchase program.

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash flow provided by operating activities	$220,357	$96,854	$92,749
Cash flow provided by (used in) investing activities	1,397	(25,967)	(71,676)
Cash flow provided by (used in) financing activities	(197,506)	(58,713)	9,127

	Balance at December 31,
	2017	2016	2015
Net working capital	$721,626	$748,507	$279,259
Current ratio	7.0:1	6.2:1	7.0:1
Liabilities to equity	0.4:1	0.5:1	0.7:1
Net Debt Ratio (1)	1.1:1	2.1:1	1.3:1

(1)
Pursuant to the covenants of the Notes, the Company may make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's Net Debt Ratio is less than 2.25 to 1. Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP measure. See “—Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities increased $123.5 million, or 128%, from $96.9 million for fiscal 2016 to $220.4 million for fiscal 2017, due primarily to an increase in net income of $83.8 million and net changes in certain adjustments and operating assets and liabilities (as detailed in the statements of cash flows).

Net cash provided by investing activities increased $27.4 million, or 105%, from net cash used in investing activities of $26.0 million during fiscal 2016 to net cash provided by investing activities of $1.4 million during fiscal 2017. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions and purchases of property and equipment. In addition, net cash flows related to fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $2.2 million in cash related to acquisitions during fiscal 2017 compared to $29.9 million in fiscal 2016. In addition, the portion of the aggregate Merger consideration paid in cash upon closing of the Merger, net of cash acquired, was $8.3 million during fiscal 2016. The Company received funds from a net decrease in pawn and consumer loans of $40.7 million during fiscal 2017 compared to funding a net increase in loans of $16.1 million during fiscal 2016, and received proceeds of $62.1 million from the sale of approximately six million shares of common stock of Enova International, Inc. during fiscal 2016.

Net cash used in financing activities increased $138.8 million from $58.7 million during fiscal 2016 to $197.5 million during fiscal 2017. Net payments on the Company’s credit facility were $153.0 million during fiscal 2017 compared to net borrowings of $202.0 million during fiscal 2016, which was primarily used to pay Merger related expenses and pay off assumed debt in conjunction with the Merger. During fiscal 2017, the Company received $300.0 million in proceeds from the private offering of the Notes and paid $5.3 million in debt issuance costs related to the issuance of the Notes and the extension of the 2016 Credit Facility. Using part of the proceeds from the Notes, the Company repurchased, or otherwise redeemed, the $200.0 million 2021 Notes and paid tender or redemption premiums over the face value of the 2021 Notes and other reacquisition costs of $10.9 million during fiscal 2017. The Company paid $2.4 million of debt issuance costs related to the 2016 Credit Facility during fiscal 2016. In addition, the Company repaid $6.5 million in peso-denominated debt assumed from the Maxi Prenda acquisition and $232.0 million in debt assumed in conjunction with the Merger during fiscal 2016. The Company repurchased $91.7 million worth of shares of its common stock, realized proceeds from the exercise of stock options of $0.3 million and paid dividends of $36.8 million during fiscal 2017, compared to dividends paid of $19.8 million during fiscal 2016.

During fiscal 2017, the Company opened 45 new pawn stores in Latin America, acquired five pawn stores in Latin America, opened two pawn stores in the U.S. and acquired one pawn store in the U.S. The cumulative all-cash purchase price of the 2017 acquisitions was $1.2 million, net of cash acquired and certain post-closing adjustments. During fiscal 2017, the Company also paid $1.0 million of deferred purchase price amounts payable related to prior-year acquisitions. The Company funded $37.1 million in capital expenditures during fiscal 2017, of which $11.2 million related to the purchase of real estate primarily at existing stores with the remainder related primarily to maintenance capital expenditures and new store additions. Acquisition purchase prices, real estate purchase prices, capital expenditures, working capital requirements and start-up losses related to new store openings have been primarily funded through cash balances, operating cash flows and the Company’s credit facility. The Company’s cash flow and liquidity available to fund expansion in 2017 included net cash flow from operating activities of $220.4 million for fiscal 2017.

The Company intends to continue expansion primarily through acquisitions and new store openings. For fiscal 2018, the Company expects to add approximately 85 stores, primarily in Latin America, including plans for its first stores in Colombia. Additionally, the Company intends to continue purchasing the real estate from landlords at its existing stores as opportunities arise at attractive prices. Excluding these real estate purchases, the Company expects total capital expenditures for 2018, including expenditures for new and remodeled stores and other corporate assets, to total approximately $27.5 million to $32.5 million. Management believes cash on hand, the amounts available to be drawn under the credit facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for 2018.

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

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the first quarter of 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10.0 million and an average cost per share of $43.94. In May 2017, the Company’s Board of Directors authorized a new common stock repurchase program for up to $100.0 million of the Company’s outstanding common stock. The new share repurchase program replaced the Company’s prior share repurchase plan, which was terminated in May 2017. Under the May 2017 stock repurchase program, the Company has repurchased 1,388,000 shares of its common stock at an aggregate cost of $83.0 million and an average cost per share of $59.80 and $17.0 million remained available for repurchases as of December 31, 2017. On January 31, 2018, the Company completed the May 2017 stock repurchase program after repurchasing approximately 239,000 shares of common stock at an aggregate cost of $17.0 million. The Company did not repurchase any of its shares in 2016 as it suspended its share repurchase program in 2016 due to the Merger.

In October 2017, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $100.0 million of the Company’s outstanding common stock, which became effective on January 31, 2018 upon completion of the May 2017 stock repurchase program. The Company intends to continue repurchases under its repurchase program in 2018 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, the dividend policy and the availability of alternative investment opportunities.

Total cash dividends paid in fiscal 2017 and 2016 were $36.8 million and $19.8 million, respectively. In January 2018, the Company’s Board of Directors approved a plan to increase the annual dividend to $0.88 per share, or $0.22 per share quarterly, beginning in the first quarter of 2018. The declared $0.22 first quarter cash dividend on common shares outstanding, or an aggregate of $10.3 million based on December 31, 2017 share counts, will be paid on February 28, 2018 to stockholders of record as of February 14, 2018. On an annualized basis, this represents aggregate dividends of $41.2 million based on December 31, 2017 share counts as compared to aggregate dividends of $36.8 million in fiscal 2017. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

Non-GAAP Financial Information

The Company uses certain financial calculations such as adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results (as defined or explained below) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in SEC rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, adjusted net income, adjusted net income per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results, as presented, may not be comparable to other similarly titled measures of other companies.

The Company has adjusted the applicable financial measures to exclude, among other expenses and benefits, Merger related expenses because it generally would not incur such costs and expenses as part of its continuing operations. The Merger related expenses are predominantly incremental costs directly associated with the Merger and integration of Cash America, including professional fees, legal expenses, severance and retention payments, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

Adjusted Net Income and Adjusted Net Income Per Share

Management believes the presentation of adjusted net income and adjusted net income per share (“Adjusted Income Measures”) provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future by excluding items management believes are non-operating in nature and not representative of the Company’s core operating performance. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current periods presented with the prior periods presented.

The following table provides a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2017		2016		2015
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$143,892	$3.00	$60,127	$1.72	$60,710	$2.14
Adjustments, net of tax:
Merger and other acquisition expenses:
Transaction	—	—	14,399	0.41	—	—
Severance and retention	2,456	0.05	9,594	0.27	—	—
Other	3,254	0.07	2,030	0.06	1,989	0.07
Total Merger and other acquisition expenses	5,710	0.12	26,023	0.74	1,989	0.07
Net tax benefit from Tax Act	(27,269)	(0.57)	—	—	—	—
Loss on extinguishment of debt	8,892	0.19	—	—	—	—
Net gain on sale of common stock of Enova	—	—	(818)	(0.02)	—	—
Restructuring expenses related to U.S. consumer loan operations	—	—	—	—	5,784	0.21
Adjusted net income	$131,225	$2.74	$85,332	$2.44	$68,483	$2.42

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above (unaudited, in thousands):

	Year Ended December 31,
	2017			2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses (1)	$9,062	$3,352	$5,710	$36,670	$10,647	$26,023	$2,875	$886	$1,989
Net tax benefit from Tax Act	—	27,269	(27,269)	—	—	—	—	—	—
Loss on extinguishment of debt	14,114	5,222	8,892	—	—	—	—	—	—
Net gain on sale of common stock of Enova	—	—	—	(1,299)	(481)	(818)	—	—	—
Restructuring expenses related to U.S. consumer loan operations	—	—	—	—	—	—	8,878	3,094	5,784
Total adjustments	$23,176	$35,843	$(12,667)	$35,371	$10,166	$25,205	$11,753	$3,980	$7,773

(1)
Resulting tax benefit for fiscal 2016 is less than the statutory rate as a portion of the transaction costs were not deductible for tax purposes. See Note 4 of Notes to Consolidated Financial Statements for further information.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance and adjusted EBITDA is used in the calculation of the Net Debt Ratio as defined in the Company’s senior notes covenants. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA (unaudited, dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
Net income		$143,892		$60,127		$60,710
Income taxes		28,420		33,320		26,971
Depreciation and amortization (1)		55,233		31,865		17,446
Interest expense		24,035		20,320		16,887
Interest income		(1,597)		(751)		(1,566)
EBITDA		249,983		144,881		120,448
Adjustments:
Merger and other acquisition expenses		9,062		36,670		2,875
Loss on extinguishment of debt		14,114		—		—
Net gain on sale of common stock of Enova		—		(1,299)		—
Restructuring expenses related to U.S. consumer loan operations		—		—		8,878
Adjusted EBITDA		$273,159		$180,252		$132,201

Net Debt Ratio calculated as follows:
Total debt (outstanding principal)		$407,000		$460,000		$258,000
Less: cash and cash equivalents		(114,423)		(89,955)		(86,954)
Net debt		$292,577		$370,045		$171,046
Adjusted EBITDA		$273,159		$180,252		$132,201
Net Debt Ratio	1.1	:1	2.1	:1	1.3	:1

(1)	For fiscal 2015, excludes $0.5 million of depreciation and amortization, which is included in the restructuring expenses related to U.S. consumer loan operations.

Free Cash Flow and Adjusted Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow and adjusted free cash flow. The Company defines free cash flow as cash flow from operating activities less purchases of property and equipment and net fundings/repayments of pawn and consumer loans, which are considered to be operating in nature by the Company but are included in cash flow from investing activities, and adjusted free cash flow as free cash flow adjusted for Merger related expenses paid that management considers to be non-operating in nature. Free cash flow and adjusted free cash flow are commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. The following table reconciles net cash flow from operating activities to free cash flow and adjusted free cash flow (unaudited, in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities	$220,357	$96,854	$92,749
Cash flow from investing activities:
Loan receivables, net of cash repayments	40,735	(16,072)	(3,716)
Purchases of property and equipment (1)	(37,135)	(33,863)	(21,073)
Free cash flow	223,957	46,919	67,960
Merger related expenses paid, net of tax benefit	6,659	20,939	—
Adjusted free cash flow	$230,616	$67,858	$67,960

(1)	Includes $11.2 million, $13.4 million and $3.6 million of real estate expenditures primarily at existing stores for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

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

The Company believes constant currency results provide investors with valuable supplemental information regarding the underlying performance of its business operations in Latin America, consistent with how the Company’s management evaluates such performance and operating results. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico and Guatemala are transacted in Mexican pesos and Guatemalan quetzales, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. See the Latin America operations segment tables in “—Results of Operations” above for an additional reconciliation of certain constant currency amounts to as reported GAAP amounts.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2017 is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$367,596	$102,299	$151,995	$73,648	$39,654
Revolving unsecured credit facility (1)	107,000	—	—	107,000	—
Senior unsecured notes	300,000	—	—	—	300,000
Interest on senior unsecured notes	104,813	16,125	32,250	32,250	24,188
Employment contracts	14,153	3,425	6,713	4,015	—
Total	$893,562	$121,849	$190,958	$216,913	$363,842

(1)	Excludes interest obligations under the Company's revolving unsecured credit facility. See Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company offers a fee-based credit services organization program to assist consumers in obtaining extensions of credit. The Company’s stand-alone consumer loan stores and select pawn stores in the states of Texas and Ohio offer the CSO Programs. The Company’s CSO Programs comply with the respective jurisdiction’s credit services organization act, credit access business law or a similar statute. Under the CSO Programs, the Company assists customers in applying for a short-term extension of credit from the Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit.

For extension of credit products originated by the Independent Lenders, the Independent Lenders are responsible for evaluating each of its customers’ applications, determining whether to approve an extension of credit based on an application and determining the amount of the extension of credit. The Company is not involved in the Independent Lenders’ extension of credit approval processes or in determining the Independent Lenders’ approval procedures or criteria. At December 31, 2017, the outstanding amount of active extensions of credit originated and held by the Independent Lenders was $9.7 million.

Since the Company may not be successful in collection of delinquent accounts under the CSO Programs, the Company’s consumer loan loss provision includes amounts estimated to be adequate to absorb credit losses from extensions of credit in the aggregate consumer loan portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Estimated losses of $0.4 million on portfolios owned by the Independent Lenders are included in accounts payable and accrued liabilities in the consolidated balance sheet as of December 31, 2017. The Company believes this amount is adequate to absorb credit losses from extensions of credit expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

Inflation

The Company does not believe inflation has had a material effect on the volume of customer loans originated, merchandise sales, or results of operations.

Seasonality

The Company’s business is subject to seasonal variations and operating results for each quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn and consumer loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping, and to a lesser extent, in the first quarter associated with tax refunds.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral and a significant portion of retail merchandise sales are gold jewelry as are most of the wholesale scrap jewelry sales. At December 31, 2017, the Company held approximately $141.2 million in jewelry inventories, representing 51% of total inventory. In addition, approximately $193.1 million, or 56%, of total pawn loans were collateralized by jewelry, which was primarily gold. Of the Company’s total retail merchandise revenue during fiscal 2017, approximately $325.8 million, or 31%, was jewelry sales. During fiscal 2017, the average market price of gold increased by 1%, from $1,251 to $1,257 per ounce. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories would be negatively impacted, as would the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of pledged gold jewelry. The Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company’s subsidiaries in Mexico and Guatemala are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity under the caption, currency translation adjustment. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company’s income statement as incurred. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Latin America revenues and cost of revenues account for 27% and 28%, respectively, of consolidated amounts for the year ended December 31, 2017. The majority of Latin America revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and the Company therefore has foreign currency risk related to these currencies, which are primarily the Mexican peso, and to a much lesser extent, the Guatemalan quetzal.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America operations as expressed in U.S. dollars. For the year ended December 31, 2017, the Company’s Latin America revenues and pre-tax operating income would have been approximately $6.1 million and $1.5 million higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2016. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of Latin America constant currency results.

The Company does not typically use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2017 was 18.9 to 1, compared to 18.7 to 1 in fiscal 2016 and 15.8 to 1 in fiscal 2015. It is anticipated that for 2018 a one point change in the average Mexican peso to the U.S. dollar exchange rate will impact annual earnings by approximately $3.7 million to $4.6 million.

The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for fiscal 2017 was 7.4 to 1, compared to 7.6 to 1 in fiscal 2016 and 7.7 to 1 in fiscal 2015.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term line of credit. At December 31, 2017, the Company had $107.0 million outstanding under its revolving line of credit. The revolving line of credit is generally priced with a variable rate based on a 1 week or 1, 2, 3 or 6 month LIBOR plus a fixed spread. Based on the average outstanding indebtedness during fiscal 2017, a 1% (100 basis points) increase in interest rates would have increased the Company’s interest expense by approximately $1.6 million for fiscal 2017.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2017, the fair value of the Company’s fixed rate debt was approximately $314.0 million and the outstanding principal of the Company’s fixed rate debt was $300.0 million. The fair value estimate of the Company’s fixed rate debt was estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company expects to hold its fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2017, has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FirstCash, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited FirstCash, Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes to the consolidated financial statements of the Company and our report dated February 20, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Dallas, Texas
February 20, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Matters and Director Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Stockholders to be held on or about May 29, 2018 (the “2018 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance, Board Matters and Director Compensation” of the 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratification of Independent Registered Public Accounting Firm” of the 2018 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	0-19133	2.1	04/29/2016
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of March 24, 2014, by and among First Cash Financial Services, Inc., the guarantors listed therein and BOKF, NA, dba Bank of Texas (including the form of Note attached as an exhibit thereto)	8-K	0-19133	4.1	03/25/2014
4.3	Indenture, dated as of May 30, 2017, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/31/2017
4.4	Third Supplemental Indenture, dated as of May 30, 2017, to Indenture dated as of March 24, 2014, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA	8-K	001-10960	4.2	05/31/2017
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan **	DEF 14A	0-19133	C	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan **	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan **	S-8	333- 214452	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333- 106881	4(g)	05/31/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Employment Agreement between Rick L. Wessel and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.1	08/26/2016
10.7	Employment Agreement between T. Brent Stuart and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.2	08/26/2016
10.8	Employment Agreement between R. Douglas Orr and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.3	08/26/2016
10.9	Performance-Based Restricted Stock Unit Award Agreement **	10-Q	001-10960	10.1	05/05/2017
10.10	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/31/2017
16.1	Letter from Hein & Associates LLP to the Securities and Exchange Commission dated August 29, 2016	8-K	0-19133	16.1	08/30/2016
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
23.2	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101 (1)
The following financial information from the Company's Annual Report on Form 10-K for fiscal 2017, filed with the SEC on February 20, 2018, is formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, and (vi) Notes to Consolidated Financial Statements.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2018	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2018

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2018

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	February 20, 2018

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 20, 2018

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 20, 2018

/s/ JAMES H. GRAVES James H. Graves	Director	February 20, 2018

/s/ JORGE MONTAÑO Jorge Montaño	Director	February 20, 2018

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of FirstCash, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstCash, Inc., and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FirstCash, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of First Cash Financial Services, Inc. and subsidiaries (collectively the “Company”) for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of First Cash Financial Services, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas
February 17, 2016

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$114,423	$89,955
Fees and service charges receivable	42,736	41,013
Pawn loans	344,748	350,506
Consumer loans, net	23,522	29,204
Inventories	276,771	330,683
Income taxes receivable	19,761	25,510
Prepaid expenses and other current assets	20,236	25,264
Total current assets	842,197	892,135

Property and equipment, net	230,341	236,057
Goodwill	831,145	831,151
Intangible assets, net	93,819	104,474
Other assets	54,045	71,679
Deferred tax assets	11,237	9,707
Total assets	$2,062,784	$2,145,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$84,331	$109,354
Customer deposits	32,019	33,536
Income taxes payable	4,221	738
Total current liabilities	120,571	143,628

Revolving unsecured credit facility	107,000	260,000
Senior unsecured notes	295,243	196,545
Deferred tax liabilities	47,037	61,275
Other liabilities	17,600	33,769
Total liabilities	587,451	695,217

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock; $0.01 par value; 10,000 shares authorized; no shares issued or
outstanding	—	—
Common stock; $0.01 par value; 90,000 shares authorized;
49,276 and 49,276 shares issued, respectively;
46,914 and 48,507 shares outstanding, respectively	493	493
Additional paid-in capital	1,220,356	1,217,969
Retained earnings	494,457	387,401
Accumulated other comprehensive loss	(111,877)	(119,806)
Common stock held in treasury, 2,362 and 769 shares at cost, respectively	(128,096)	(36,071)
Total stockholders’ equity	1,475,333	1,449,986
Total liabilities and stockholders’ equity	$2,062,784	$2,145,203

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Retail merchandise sales	$1,051,099	$669,131	$449,296
Pawn loan fees	510,905	312,757	195,448
Wholesale scrap jewelry sales	140,842	62,638	32,055
Consumer loan and credit services fees	76,976	43,851	27,803
Total revenue	1,779,822	1,088,377	704,602

Cost of revenue:
Cost of retail merchandise sold	679,703	418,556	278,631
Cost of wholesale scrap jewelry sold	132,794	53,025	27,628
Consumer loan and credit services loss provision	19,819	11,993	7,159
Total cost of revenue	832,316	483,574	313,418

Net revenue	947,506	604,803	391,184

Expenses and other income:
Store operating expenses	551,874	328,014	207,572
Administrative expenses	122,473	96,537	51,883
Depreciation and amortization	55,233	31,865	17,939
Interest expense	24,035	20,320	16,887
Interest income	(1,597)	(751)	(1,566)
Merger and other acquisition expenses	9,062	36,670	2,875
Loss on extinguishment of debt	14,114	—	—
Net gain on sale of common stock of Enova	—	(1,299)	—
Goodwill impairment - U.S. consumer loan operations	—	—	7,913
Total expenses and other income	775,194	511,356	303,503

Income before income taxes	172,312	93,447	87,681

Provision for income taxes	28,420	33,320	26,971

Net income	$143,892	$60,127	$60,710

Net income per share:
Basic	$3.01	$1.72	$2.16
Diluted	3.00	1.72	2.14

Dividends declared per common share	$0.77	$0.565	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$143,892	$60,127	$60,710
Other comprehensive income (loss):
Currency translation adjustment	7,929	(41,396)	(38,132)
Comprehensive income	$151,821	$18,731	$22,578

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986
Shares issued under share-based compensa-tion plan	—	—	—	—	(440)	—	—	(10)	440	—
Exercise of stock options	—	—	—	—	(242)	—	—	(13)	549	307
Share-based compensa-tion expense	—	—	—	—	3,069	—	—	—	—	3,069
Net income	—	—	—	—	—	143,892	—	—	—	143,892
Dividends paid	—	—	—	—	—	(36,836)	—	—	—	(36,836)
Currency translation adjustment	—	—	—	—	—	—	7,929	—	—	7,929
Repurchases of treasury stock	—	—	—	—	—	—	—	1,616	(93,014)	(93,014)
Balance at 12/31/2017	—	$—	49,276	$493	$1,220,356	$494,457	$(111,877)	2,362	$(128,096)	$1,475,333

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2015	—	$—	40,288	$403	$202,393	$643,604	$(78,410)	12,052	$(336,608)	$431,382
Shares issued under share-based compensa-tion plan	—	—	7	—	(3,903)	—	—	(83)	3,903	—
Shares issued upon merger with Cash America	—	—	20,181	202	1,015,305	—	—	—	—	1,015,507
Share-based compensa-tion expense	—	—	—	—	4,174	—	—	—	—	4,174
Net income	—	—	—	—	—	60,127	—	—	—	60,127
Dividends paid	—	—	—	—	—	(19,808)	—	—	—	(19,808)
Currency translation adjustment	—	—	—	—	—	—	(41,396)	—	—	(41,396)
Retirement of treasury stock	—	—	(11,200)	(112)	—	(296,522)	—	(11,200)	296,634	—
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2014	—	$—	39,708	$397	$188,062	$582,894	$(40,278)	11,200	$(296,634)	$434,441
Shares issued under share-based compensa-tion plan	—	—	5	—	—	—	—	—	—	—
Exercise of stock options, net of 80 shares net-settled	—	—	575	6	8,776	—	—	—	—	8,782
Income tax benefit from exercise of stock options	—	—	—	—	5,126	—	—	—	—	5,126
Share-based compensa-tion expense	—	—	—	—	429	—	—	—	—	429
Net income	—	—	—	—	—	60,710	—	—	—	60,710
Currency translation adjustment	—	—	—	—	—	—	(38,132)	—	—	(38,132)
Repurchases of treasury stock	—	—	—	—	—	—	—	852	(39,974)	(39,974)
Balance at 12/31/2015	—	$—	40,288	$403	$202,393	$643,604	$(78,410)	12,052	$(336,608)	$431,382

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities:
Net income	$143,892	$60,127	$60,710
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	12,727	5,970	761
Share-based compensation expense	3,069	4,174	429
Net gain on sale of common stock of Enova	—	(1,299)	—
Depreciation and amortization expense	55,233	31,865	17,939
Amortization of debt issuance costs	1,838	1,427	943
Amortization of favorable/(unfavorable) lease intangibles, net	(976)	(232)	—
Loss on extinguishment of debt	14,114	—	—
Impairment of goodwill - U.S. consumer loan operations	—	—	7,913
Deferred income taxes, net	(14,497)	11,912	(430)
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	(1,411)	1,776	(100)
Inventories	16,193	(4,619)	(1,404)
Prepaid expenses and other assets	13,702	4,878	490
Accounts payable, accrued expenses and other liabilities	(35,135)	(16,335)	4,350
Income taxes	11,608	(2,790)	1,148
Net cash flow provided by operating activities	220,357	96,854	92,749
Cash flow from investing activities:
Loan receivables, net of cash repayments	40,735	(16,072)	(3,716)
Purchases of property and equipment	(37,135)	(33,863)	(21,073)
Portion of aggregate merger consideration paid in cash, net of cash acquired	—	(8,250)	—
Acquisitions of pawn stores, net of cash acquired	(2,203)	(29,866)	(46,887)
Proceeds from sale of common stock of Enova	—	62,084	—
Net cash flow provided by (used in) investing activities	1,397	(25,967)	(71,676)
Cash flow from financing activities:
Borrowings from revolving credit facility	206,000	400,000	120,000
Repayments of revolving credit facility	(359,000)	(198,000)	(84,400)
Repayments of debt assumed with merger and other acquisitions	—	(238,532)	—
Issuance of senior unsecured notes	300,000	—	—
Repurchase/redemption of senior unsecured notes	(200,000)	—	—
Repurchase/redemption premiums paid on senior unsecured notes	(10,895)	—	—
Debt issuance costs paid	(5,342)	(2,373)	(407)
Purchases of treasury stock	(91,740)	—	(39,974)
Proceeds from exercise of share-based compensation awards	307	—	9,895
Income tax benefit from exercise of stock options	—	—	5,126
Dividends paid	(36,836)	(19,808)	—
Payment of minimum withholding taxes on net share settlement of stock options exercised	—	—	(1,113)
Net cash flow provided by (used in) financing activities	(197,506)	(58,713)	9,127
Effect of exchange rates on cash	220	(9,173)	(11,238)

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Change in cash and cash equivalents	24,468	3,001	18,962
Cash and cash equivalents at beginning of the year	89,955	86,954	67,992
Cash and cash equivalents at end of the year	$114,423	$89,955	$86,954

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,301	$18,663	$15,464
Income taxes	29,813	21,535	21,579

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$436,705	$265,060	$186,389
Amounts payable assumed in connection with pawn acquisitions (see Note 3)	—	2,554	575
Issuance of common stock associated with the merger (see Note 3)	—	1,015,507	—
Revolving unsecured credit facility assumed as a result of the merger (see Note 3)	—	(232,000)	—
Notes payable assumed in other acquisitions (see Note 3)	—	(6,630)	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

FirstCash, Inc., (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn forfeitures and purchases directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. In addition to making short-term secured pawn loans, certain of the Company’s pawn stores offer short-term consumer loans and credit services. The Company also operates consumer loan stores that provide consumer loans, credit services and check cashing services, although beginning in fiscal 2018, the Company will no longer offer fee-based check cashing services in its non-franchised stores. As of December 31, 2017, the Company owned and operated 2,039 pawn stores and 72 consumer loan stores in 26 U.S. states (including the District of Columbia), 32 states in Mexico and the countries of Guatemala and El Salvador.

On September 1, 2016, the Company completed its merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying audited consolidated results of operations for the year ended December 31, 2017 includes the results of operations for Cash America, while the comparable prior-year period includes the results of operations for Cash America for the period September 2, 2016 to December 31, 2016, affecting comparability of fiscal 2017 and 2016 amounts. See Note 3 for additional information about the Merger.

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

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was $79.8 million, which is primarily held in Mexican pesos.

Customer loans and revenue recognition - Pawn loans typically have a term of 30 days and are secured by the customer’s pledge of tangible personal property, which the Company holds during the term of the loan. If a pawn loan defaults, the Company relies on the sale of the pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. The customer’s creditworthiness does not affect the Company’s financial position or results of operations. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn loan is not repaid, the principal amount loaned becomes the carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company acquires pawn merchandise inventory through forfeited pawn loans and through purchases of used goods directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free layaway plan. Should the customer fail to make a required payment pursuant to a layaway plan, the previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the final payment is received or when previous payments are forfeited to the Company. Some jewelry is processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the jewelry to the buyer.

Consumer loans are unsecured cash advances and installment loans with terms that typically range from 7 to 365 days. The Company accrues consumer loan fees on a constant-yield basis over the term of the consumer loan. The Company offers fee-based credit services organization programs (“CSO Programs”) to assist consumers in obtaining extensions of credit from independent, non-bank, consumer lending companies (the “Independent Lenders”). The Company’s stand-alone consumer loan stores and select pawn stores in the states of Texas and Ohio offer the CSO Programs. The Company’s CSO Programs comply with the respective jurisdiction’s credit services organization act, credit access business law or a similar statute. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lenders. The extensions of credit made by the Independent Lenders to credit services customers typically have terms of 7 to 365 days.

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

Under the CSO Programs, the Company assists customers in applying for a short-term extension of credit from Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. According to the guarantee, if the borrower defaults on the extension of credit, the Company will pay the Independent Lenders the principal, accrued interest, insufficient funds and late fee, if applicable, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lenders in performing under the guarantees. The Company records the estimated fair value of the liability in accrued liabilities. The estimated fair value of the liability is periodically reviewed by management with any changes reflected in current operations.

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

Foreign currency transactions - The Company has significant operations in Latin America, where in Mexico and Guatemala the functional currency is the Mexican peso and Guatemalan quetzal, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective fiscal period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico and Guatemala are included in store operating expenses. Deferred taxes are not currently provided on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for fiscal 2017 was 18.9 to 1, compared to 18.7 to 1 in fiscal 2016 and 15.8 to 1 in fiscal 2015. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for fiscal 2017 was 7.4 to 1, compared to 7.6 to 1 in fiscal 2016 and 7.7 to 1 in fiscal 2015.

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

Inventories - Inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or net realizable value and, accordingly, inventory valuation allowances are established when inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

Property and equipment - Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method generally based on estimated useful lives of 30 to 40 years for buildings and three to five years for furniture, fixtures and equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are depreciated using the straight-line method over the applicable lease period, or useful life, if shorter. Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. operations and Latin America operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the two-step impairment testing methodology. See Note 13.

The Company’s indefinite-lived intangible assets consist of trade names, pawn licenses and franchise agreements related to a check-cashing operation. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 13.

Long-lived assets - Property and equipment, intangible assets subject to amortization and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. The Company has not recorded any material impairment loss for the fiscal years ended December 31, 2017, 2016 and 2015.

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

Income taxes - The Company uses the asset and liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Tax Cuts and Jobs Act (“Tax Act”), which was enacted in December 2017, had a substantial impact on the Company’s income taxes for the year ended December 31, 2017. See Note 11.

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the fiscal years ended December 31, 2017, 2016 and 2015, was $1.8 million, $1.9 million, and $0.7 million, respectively.

Share-based compensation - All share-based payments to employees and directors are recognized in the financial statements based on the grant date or if applicable, the subsequent modification date fair value. The Company recognizes compensation cost net of estimated forfeitures and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company records share-based compensation cost as an administrative expense. See Note 14.

Earnings per share - Basic income per share is computed by dividing income by the weighted-average number of shares outstanding during the year. Diluted income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$143,892	$60,127	$60,710

Denominator:
Weighted-average common shares for calculating basic earnings per share	47,854	34,997	28,138
Effect of dilutive securities:
Stock options and nonvested stock awards	34	7	188
Weighted-average common shares for calculating diluted earnings per share	47,888	35,004	28,326

Net income per share:
Basic	$3.01	$1.72	$2.16
Diluted	$3.00	$1.72	$2.14

Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Significant estimates include allowances for doubtful accounts receivable and related credit loss provisions, impairment of goodwill and other intangible assets and current and deferred tax assets and liabilities.

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

The Company will adopt ASC 606 on January 1, 2018 using the modified retrospective method. The Company evaluated the impact of ASC 606 and has concluded ASC 606 will not impact the Company’s revenue recognition for pawn loan fees or consumer loan fees, as it believes neither is within the scope of ASC 606. Further, the Company has not identified any impacts to its consolidated financial statements that it believes will be material as a result of the adoption of ASC 606 for other revenue streams (retail merchandise sales, credit services fees and wholesale scrap jewelry sales).

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

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 is effective for public entities for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect ASU 2016-15 to have a material effect on its consolidated financial statements or current financial statement disclosures.

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

NOTE 3 - MERGER AND OTHER ACQUISITIONS

2017 Acquisitions

During fiscal 2017, the Company completed the acquisitions of five stores in Mexico and one store in the U.S., which were not material to the Company’s consolidated financial statements.

2016 Cash America Merger

On September 1, 2016, the Company completed its Merger of equals business combination with Cash America as contemplated by the Agreement and Plan of Merger, dated as of April 28, 2016 (the “Merger Agreement”), by and among the Company, Cash America and Frontier Merger Sub LLC, a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Cash America merged with and into Merger Sub, with Merger Sub continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company.

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

The following table summarizes the consideration transferred in connection with the Merger (in thousands, except ratio and per share amount):

Cash America Merger
Cash America shares outstanding at September 1, 2016	24,025
Exchange ratio	0.84
Shares of First Cash common stock issued	20,181
Company common stock per share price at September 1, 2016	$50.32
Fair value of Company common stock issued to Cash America shareholders	$1,015,507
Cash in lieu of fractional shares paid by the Company	10
Cash America outstanding stock awards settled in cash	50,760
Aggregate Merger consideration	$1,066,277

The following amounts represent the final determination (as of the Merger date) of the fair value of identifiable assets acquired and liabilities assumed in the Merger, including adjustments made during the twelve month measurement period from the date of the Merger (in thousands):

Cash America Merger
Cash and cash equivalents	$42,520
Pawn loans	234,761
Fees and service charges receivable	26,893
Consumer loans	27,549
Inventories	224,548
Income taxes receivable	25,276
Other current assets	28,547
Investment in common stock of Enova (1)	60,785
Property and equipment	118,199
Goodwill (2)	519,418
Intangible assets (3)	103,250
Other assets	62,994
Current liabilities	(95,630)
Customer deposits	(21,536)
Revolving unsecured credit facility (4)	(232,000)
Deferred tax liabilities	(27,120)
Other liabilities	(32,177)
Aggregate Merger consideration	$1,066,277

(1)
Represents Cash America’s investment in the common stock of Enova International, Inc. (“Enova”), a publicly traded company focused on providing online consumer lending products. Prior to December 31, 2016, all of the Enova shares acquired were sold in open market transactions at an average price of $10.40 per share, which resulted in a net gain on sale of $1.3 million and generated net proceeds of $62.1 million.

(2)
The goodwill is attributable to the excess of the aggregate Merger consideration over the fair value of the net tangible and intangible assets acquired and liabilities assumed and is considered to represent the synergies and economies of scale expected from combining the operations of the Company and Cash America. This goodwill has been assigned to the U.S. operations reporting unit. Approximately $223.0 million of the goodwill arising from the Merger is expected to be deductible for U.S. income tax purposes.

(3)	Intangible assets acquired and the respective useful lives assigned consist of the following (dollars in thousands):

	Amount	Useful life (in years)
Trade names	$46,300	Indefinite
Pawn licenses	32,300	Indefinite
Customer relationships	14,700	Five
Executive non-compete agreements	8,700	Two
Franchise agreements related to check cashing operation	1,250	Indefinite
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

(4)
Represents outstanding borrowings under Cash America’s revolving unsecured credit facility that became due upon completion of the Merger. The Cash America revolving unsecured credit facility was repaid by the Company using proceeds from the 2016 Credit Facility (as described in Note 10) and was terminated upon completion of the Merger.

In accordance with applicable accounting guidance, measurement period adjustments pertaining to the Merger were recorded during fiscal 2017 and were not retroactively reclassified to prior periods. Such measurement period adjustments were not material.

Transaction costs associated with the Merger were expensed as incurred and are included in Merger and other acquisition expenses in the consolidated statements of income. These expenses included investment banking, legal, accounting, and other related third party costs associated with the Merger, including preparation for regulatory filings and shareholder approvals. See Note 4 for further information about Merger and other acquisition expenses.

2016 Other Acquisitions

The Company completed other acquisitions during fiscal 2016, as described below, consistent with its strategy to continue its expansion of pawn stores in selected markets. The purchase price of each acquisition was allocated to assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

The Company acquired the stock of Maxi Prenda, S.A. de C.V., the operating entity owning the pawn loans, inventories, layaways and other operating assets and liabilities of 166 pawn stores located in Mexico on January 6, 2016 and the assets of 13 pawn stores located in El Salvador on February 2, 2016 in related transactions (collectively the “Latin America Acquisition”). The combined purchase price for the all-cash transaction was $30.1 million, net of cash acquired before certain post-closing adjustments. Subsequent to the acquisition, $0.2 million of post closing adjustments were identified, resulting in a combined purchase price of $29.9 million, net of cash acquired and is subject to further post-closing adjustments. The purchase was composed of $27.4 million in cash paid during fiscal 2016 and remaining payables to the sellers of approximately $2.5 million. In addition, the Company assumed approximately $6.6 million in peso-denominated debt from these acquisitions which was repaid in full by the Company in January 2016. The assets, liabilities and results of operations of the locations are included in the Company’s consolidated results as of the acquisition dates. The goodwill resulting from the Latin America Acquisition has been assigned to the Latin America operations reporting unit.

During fiscal 2016, three pawn stores located in the U.S. were acquired by the Company (“U.S. Acquisitions”) for an all-cash aggregate purchase price of $2.0 million, net of cash acquired. During fiscal 2016, the Company also paid $0.6 million of deferred purchase price amounts payable related to prior-year acquisitions. The goodwill resulting from the U.S. Acquisitions has been assigned to the U.S. operations reporting unit.

Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information for the years ended December 31, 2016 and 2015 reflects the consolidated results of operations of the Company as if the Merger, the Latin America Acquisition and the U.S. Acquisitions had occurred on January 1, 2015 (in thousands, except per share amounts):

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

•
interest expense based on a lower combined weighted-average interest rate on borrowings (see Note 10) partially offset by an increase in total indebtedness primarily incurred to finance certain cash payments and transaction costs related to the Merger;

•	the elimination of losses on extinguishment of debt recognized in Cash America’s historical financial statements, as the related debt was terminated upon completion of the Merger; and

•
the inclusion in the pro forma fiscal 2015 amount of $68.8 million in Merger and other acquisition expenses incurred by both the acquirees and acquirer (excluded from the pro forma fiscal 2016 amounts).

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

NOTE 4 - MERGER AND OTHER ACQUISITION EXPENSES

The Company incurred significant expenses in 2017 and 2016 in connection with the Merger and integration with Cash America. The Merger related expenses are predominantly incremental costs directly associated with the Merger and integration of Cash America, including professional fees, legal expenses, severance, retention and other employee-related costs, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. In addition, the Company incurred transaction and integration costs in connection with the Company’s other acquisitions in 2016 and 2015. The Company presents Merger and other acquisition expenses separately in the consolidated statements of income to identify these activities apart from the expenses incurred to operate the business. The table below summarizes the major components of Merger and other acquisition expenses (in thousands):

	Year Ended December 31,
	2017	2016	2015
Merger related expenses:
Transaction (1)	$—	$18,252	$—
Severance and retention (2)	3,897	15,229	—
Other (3)	5,165	2,739	—
Total Merger related expenses	9,062	36,220	—

Other acquisition expenses:
Transaction and integration	—	450	2,875
Total other acquisition expenses	—	450	2,875
Total Merger and other acquisition expenses	$9,062	$36,670	$2,875

(1)
For the year ended December 31, 2016, the Company recognized an income tax benefit of $3.9 million, respectively, related to the Merger transaction expenses; a significant portion of these expenses were not deductible for income tax purposes.

(2)
For the year ended December 31, 2017 and 2016, the Company made severance and retention payments of $7.4 million and $10.4 million, respectively, and as of December 31, 2017 and 2016, had $1.3 million and $4.8 million, respectively, accrued for future payments. Accrued severance and retention is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(3)	Represents accelerated share-based compensation expense related to restricted stock awards for certain First Cash employees which vested as a result of the Merger and other integration expenses.

NOTE 5 - CAPITAL STOCK

In January 2015, the Company’s Board of Directors authorized a common stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. During the first quarter of 2017, the Company repurchased 228,000 shares of its common stock at an aggregate cost of $10.0 million and an average cost per share of $43.94. In May 2017, the Company’s Board of Directors authorized a new common stock repurchase program for up to $100.0 million of the Company’s outstanding common stock. The new share repurchase program replaced the Company’s prior share repurchase plan, which was terminated in May 2017. Under the May 2017 stock repurchase program, the Company has repurchased 1,388,000 shares of its common stock at an aggregate cost of $83.0 million and an average cost per share of $59.80 and $17.0 million remained available for repurchases as of December 31, 2017. On January 31, 2018, the Company completed the May 2017 stock repurchase program after repurchasing approximately 239,000 shares of common stock at an aggregate cost of $17.0 million. The Company did not repurchase any of its shares in 2016 as it suspended its share repurchase program in 2016 due to the Merger.

In October 2017, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $100.0 million of the Company’s outstanding common stock, which became effective on January 31, 2018 upon completion of the May 2017 stock repurchase program. The Company intends to continue repurchases under its repurchase program in 2018 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, the dividend policy and the availability of alternative investment opportunities.

Total cash dividends paid in fiscal 2017 and 2016 were $36.8 million and $19.8 million, respectively. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

Recurring Fair Value Measurements

As of December 31, 2017, the Company did not have any financial assets or liabilities that are measured at fair value on a recurring basis. The Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash America nonqualified savings plan (see Note 15)	$12,663	$12,663	$—	$—
	$12,663	$12,663	$—	$—

Prior to the Merger, Cash America had a nonqualified savings plan that was available to certain members of management. Upon completion of the Merger, the nonqualified savings plan was terminated and during the three months ended March 31, 2017, the Company dissolved the plan and distributed the remaining assets to the participants. As of December 31, 2016, the assets of the nonqualified savings plan included marketable equity securities, which were classified as Level 1 and the fair values are based on quoted market prices. The nonqualified savings plan assets were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet with an offsetting liability of equal amount, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2017 and 2016 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$114,423	$114,423	$114,423	$—	$—
Pawn loans	344,748	344,748	—	—	344,748
Consumer loans, net	23,522	23,522	—	—	23,522
Fees and service charges receivable	42,736	42,736	—	—	42,736
	$525,429	$525,429	$114,423	$—	$411,006

Financial liabilities:
Revolving unsecured credit facility	$107,000	$107,000	$—	$107,000	$—
Senior unsecured notes, outstanding principal	300,000	314,000	—	314,000	—
	$407,000	$421,000	$—	$421,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2016	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,955	$89,955	$89,955	$—	$—
Pawn loans	350,506	350,506	—	—	350,506
Consumer loans, net	29,204	29,204	—	—	29,204
Fees and service charges receivable	41,013	41,013	—	—	41,013
	$510,678	$510,678	$89,955	$—	$420,723

Financial liabilities:
Revolving unsecured credit facility	$260,000	$260,000	$—	$260,000	$—
Senior unsecured notes, outstanding principal	200,000	208,000	—	208,000	—
	$460,000	$468,000	$—	$468,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying value of cash and cash equivalents approximates fair value. Due to their short-term maturities, the carrying value of pawn loans and fees and service charges receivable approximate fair value. Short-term loans and installment loans, collectively, represent consumer loans, net on the accompanying consolidated balance sheets and are carried net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms. Therefore, the carrying value approximated the fair value.

The carrying value of the Company’s revolving unsecured credit facility approximates fair value as of December 31, 2017 and 2016. The fair value of the senior unsecured notes have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

NOTE 7 - CUSTOMER LOANS AND VALUATION ACCOUNTS

Customer loans, including pawn receivables and net of unearned finance fees, consist of the following (in thousands):

	Pawn	Consumer Loan	Total
December 31, 2017
Total customer loans	$344,748	$25,337	$370,085
Less allowance for doubtful accounts	—	(1,815)	(1,815)
	$344,748	$23,522	$368,270

December 31, 2016
Total customer loans	$350,506	$31,455	$381,961
Less allowance for doubtful accounts	—	(2,251)	(2,251)
	$350,506	$29,204	$379,710

Changes in the allowance for consumer loan credit losses are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$2,251	$66	$81
Provision for credit losses	12,762	6,049	808
Charge-offs, net of recoveries from customers	(13,198)	(3,864)	(823)
Balance at end of year	$1,815	$2,251	$66

Under the CSO Programs, the Company assists customers in applying for a short-term extension of credit from Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company records the estimated fair value of the liability in accrued liabilities. Changes in the liability for credit services losses are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$582	$498	$493
Provision for credit losses	7,057	5,944	6,351
Amounts paid to Independent Lenders under guarantees, net of recoveries from customers	(7,199)	(5,860)	(6,346)
Balance at end of year	$440	$582	$498

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Year Ended December 31,
	2017	2016
Land	$33,700	$30,364
Buildings	63,016	55,137
Furniture, fixtures, equipment and leasehold improvements	313,545	284,391
	410,261	369,892
Less: accumulated depreciation	(179,920)	(133,835)
	$230,341	$236,057

Depreciation expense for the fiscal years ended December 31, 2017, 2016 and 2015, was $44.5 million, $26.6 million, and $16.1 million, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Accrued compensation	$25,203	$25,285
Sales, property, and payroll withholding taxes payable	14,812	13,546
Current unfavorable lease intangible liability	7,767	9,258
Deferred CSO fees	7,560	7,776
Trade accounts payable	4,791	11,664
Benefits liabilities and withholding payable	3,465	4,501
Accrued interest payable	1,402	3,506
Merger related severance and retention payable	1,336	4,848
Liability for expected losses on outstanding CSO guarantees	440	582
Cash America nonqualified savings plan (see Note 15)	—	12,663
Other accrued liabilities	17,555	15,725
	$84,331	$109,354

NOTE 10 - LONG-TERM DEBT

As of December 31, 2017, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2017 are as follows (in thousands):

Fiscal
2018	$—
2019	—
2020	—
2021	—
2022	107,000
Thereafter	300,000
$407,000

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs (in thousands):

	As of December 31,
	2017	2016
Senior unsecured notes:
5.375% senior notes due 2024 (1)	$295,243	$—
6.75% senior notes due 2021 (2)	—	196,545
	$295,243	$196,545

Revolving unsecured credit facility, maturing 2022	$107,000	$260,000

(1)
As of December 31, 2017, deferred debt issuance costs of $4.8 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying consolidated balance sheets.

(2)
As of December 31, 2016, deferred debt issuance costs of $3.5 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2021 in the accompanying consolidated balance sheets.

Senior Unsecured Notes

On May 30, 2017, the Company completed an offering of $300.0 million of 5.375% senior notes due on June 1, 2024 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2017. The Notes were sold to the placement agents as initial purchasers for resale only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in accordance with Regulation S under the Securities Act. The Company used the proceeds from the offering to repurchase, or otherwise redeem, its outstanding $200.0 million, 6.75% senior notes due 2021 (the “2021 Notes”), to pay related fees and expenses and for general corporate purposes, including share repurchases and paying borrowings under the Company’s credit facility. The Company capitalized $5.1 million in issuance costs, which consisted primarily of placement agent fees and legal and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying consolidated balance sheets.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its primary revolving bank credit facility. The Notes will permit the Company to make share repurchases of up to $100.0 million with the net proceeds of the Notes and other available funds and to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period.

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

During fiscal 2017, the Company recognized a $14.1 million loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes which includes the tender or redemption premiums paid over the outstanding $200.0 million principal amount of the 2021 Notes and other reacquisition costs of $10.9 million and the write off of unamortized debt issuance costs of $3.2 million.

Revolving Credit Facility

At December 31, 2017, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400.0 million. In May 2017, the term of the 2016 Credit Facility was extended through September 2, 2022. The calculation of the fixed charge coverage ratio was also amended to remove share repurchases from the calculation to provide greater flexibility for making future share repurchases and paying cash dividends.

At December 31, 2017, the Company had $107.0 million in outstanding borrowings and $5.1 million in outstanding letters of credit under the 2016 Credit Facility, leaving $287.9 million available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at December 31, 2017 was 4.00% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the 2016 Credit Facility as of December 31, 2017. During fiscal 2017, the Company made net payments of $153.0 million pursuant to the 2016 Credit Facility.

NOTE 11 - INCOME TAXES

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. corporations. As a result, the Company recorded a provisional net income tax benefit of $27.3 million during the fourth quarter of 2017. This amount, which is included in the provision for income taxes in the consolidated statements of income, consists of two components: (i) a $29.2 million income tax benefit resulting from the remeasurement of the Company’s domestic net deferred tax liabilities based on the new lower U.S. corporate income tax rate, and (ii) a $1.9 million U.S. tax expense relating to the one-time mandatory tax on previously deferred earnings of the Company’s foreign subsidiaries, which will be paid over an eight-year period.

While the Company has substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the $27.3 million net income tax benefit may differ due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company made, implementation guidance from the Internal Revenue Service and clarifications of state law. Once the Company finalizes certain estimates and tax positions when it files its 2017 U.S. and state tax returns, it will be able to conclude whether any further adjustments are required to its domestic net deferred tax liability balance as of December 31, 2017, as well as to the liability associated with the one-time mandatory tax on previously deferred foreign earnings. Any adjustments to these provisional amounts will be included in provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2017, 2016 and 2015 consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income before income taxes (1):
Domestic	$93,365	$30,804	$27,599
Foreign	78,947	62,643	60,082
Income before income taxes	$172,312	$93,447	$87,681

Current income taxes:
Federal (2)	$15,995	$1,419	$7,933
Foreign	23,340	18,787	18,763
State and local	968	1,139	705
Current provision for income taxes	40,303	21,345	27,401

Deferred provision (benefit) for income taxes:
Federal (3)	(11,509)	11,826	931
Foreign	(1,079)	(528)	(1,414)
State and local	705	677	53
Total deferred provision (benefit) for income taxes	(11,883)	11,975	(430)

Provision for income taxes	$28,420	$33,320	$26,971

(1)	Includes the allocation of certain administrative expenses and the payment of royalties between domestic and foreign subsidiaries.

(2)
The year ended December 31, 2017 includes an estimated $1.9 million income tax expense relating to the one-time mandatory tax on previously deferred earnings of the Company’s foreign subsidiaries as a result of the Tax Act.

(3)
The year ended December 31, 2017 includes an estimated $29.2 million income tax benefit resulting from the remeasurement of the Company’s domestic net deferred tax liabilities based on the new lower corporate income tax rate as a result of the Tax Act.

The Company does not include foreign subsidiaries in its consolidated U.S. federal income tax return and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. At December 31, 2017, the cumulative amount of indefinitely reinvested earnings of foreign subsidiaries is $155.1 million, a portion of which has been included in the Company’s computation of the one-time mandatory tax on previously deferred earnings as a result of the Tax Act discussed above.

The principal deferred tax assets and liabilities consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Property and equipment in foreign jurisdictions	$6,752	$5,604
Accrued fees on forfeited pawn loans	7,002	8,221
Deferred cost of goods sold deduction	2,058	1,674
Cash America nonqualified savings plan (see Note 15)	—	4,685
Accrued compensation and employee benefits	1,749	3,626
Accrued Merger severance and retention	—	2,718
State net operating losses (1)	6,219	—
Other	5,459	8,024
Total deferred tax assets	29,239	34,552

Deferred tax liabilities:
Intangible assets	55,121	75,998
Property and equipment in domestic jurisdictions	1,054	7,716
Other	2,645	2,406
Total deferred tax liabilities	58,820	86,120

Net deferred tax liabilities before valuation allowance	(29,581)	(51,568)
Valuation allowance (1)	(6,219)	—
Net deferred tax liabilities	$(35,800)	$(51,568)

Reported as:
Deferred tax assets	$11,237	$9,707
Deferred tax liabilities	(47,037)	(61,275)
Net deferred tax liabilities	$(35,800)	$(51,568)

(1)
The state net operating losses and related valuation allowance relate primarily to entities assumed in conjunction with the Merger and were identified during fiscal 2017 as a result of the Company’s finalization of the fair value of assets acquired and liabilities assumed during the twelve month measurement period from the date of the Merger, as required by applicable accounting guidance.

The Company has a valuation allowance of $6.2 million as of December 31, 2017 related to the deferred tax assets associated with its state net operating losses. The Company has evaluated the nature and timing of its other deferred tax assets and concluded that no additional valuation allowance is necessary.

The effective rate on net income differs from the U.S. federal statutory rate of 35%. The following is a reconciliation of such differences (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at the U.S. federal statutory rate	$60,309	$32,706	$30,688
State income taxes, net of federal tax benefit of $586, $636 and $265, respectively	1,087	1,181	493
Rate benefit from foreign earnings (1)	(5,442)	(3,642)	(3,531)
Net tax benefit resulting from the enactment of the Tax Act	(27,269)	—	—
Nondeductible transaction related costs	—	2,659	—
Other taxes and adjustments, net	(265)	416	(679)
Provision for income taxes	$28,420	$33,320	$26,971
Effective tax rate	16.5%	35.7%	30.8%

(1)
Includes a $4.0 million, $1.5 million and $1.4 million foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s foreign operating subsidiaries are owned by a wholly-owned subsidiary located in the Netherlands. The foreign operating subsidiaries are subject to their respective foreign statutory rates, which differ from the U.S. federal statutory rate. The statutory tax rates in Mexico, Guatemala and El Salvador are 30%, 25% and 30%, respectively. The statutory tax rate in the Netherlands is 0% on eligible dividends received from its foreign subsidiaries.

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

As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the fiscal years ended December 31, 2017, 2016 and 2015. The Company does not believe its unrecognized tax benefits will significantly change over the next twelve months.

The Company files federal income tax returns in the U.S., Mexico, Guatemala, El Salvador and the Netherlands, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2014. The Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2014 with the exception of six states, which are not subject to examination for tax years prior to 2013. With respect to federal tax returns in Mexico, Guatemala, El Salvador and the Netherlands, the tax years prior to 2012 are closed to examination. There are no state income taxes in Mexico, Guatemala, El Salvador or the Netherlands.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with terms generally ranging from three to five years. Most facility leases contain renewal options. Remaining future minimum rentals due under non-cancelable operating leases are as follows (in thousands):

Fiscal
2018	$102,299
2019	85,949
2020	66,046
2021	47,174
2022	26,474
Thereafter	39,654
$367,596

Rent expense under such leases was $117.7 million, $74.3 million and $50.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As a result of the Merger, the Company recognized a favorable lease intangible asset and an unfavorable lease intangible liability related to assumed Cash America leases to the extent such leases contained favorable or unfavorable terms relative to market (together the “Lease Intangibles”). The current portion of favorable lease intangibles is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The current portion of unfavorable lease intangibles is included in accounts payable and accrued liabilities and the non-current portion is included in other liabilities in the accompanying consolidated balance sheets. The Lease Intangibles are amortized to rent expense, which is a component of store operating expenses, on a straight-line basis over the lives of the respective leases.

The following table details amounts for the Lease Intangibles for the years ending December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Favorable lease intangible asset	$53,429	$61,875
Unfavorable lease intangible liability	$(25,367)	$(34,989)

The net amortization of the Lease Intangibles reduced store operating expense by $1.0 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. Additionally, the Company closed 12 stores with Lease Intangibles during the year ended December 31, 2017 and wrote-off $0.2 million in net unfavorable lease intangibles. The remaining weighted-average amortization period for favorable and unfavorable lease intangibles is 5.1 and 2.3 years, respectively. Estimated future net amortization of the Lease Intangibles is as follows (in thousands):

Fiscal
2018	$(73)
2019	929
2020	1,920
2021	2,395
2022	2,906
Thereafter	19,985
$28,062

Litigation

The Company, in the ordinary course of business, is a defendant (actual or threatened) in certain lawsuits, arbitration claims and other general claims. In management’s opinion, any potential adverse result should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Guarantees

The Company offers fee-based CSO Programs to assist consumers in obtaining extensions of credit from Independent Lenders. The Company’s CSO Programs comply with the respective jurisdiction’s credit services organization act, credit access business law or a similar statute. Under the CSO Programs, the Company assists customers in applying for a short-term extension of credit from the Independent Lenders and issues the Independent Lenders a guarantee for the repayment of the extension of credit. The extensions of credit made by the Independent Lenders to credit services customers typically range in amount from $50 to $1,500 and have terms of 7 to 365 days. The Independent Lenders are considered variable interest entities of the Company. The net loans outstanding represent less than 50% of the Independent Lenders’ total assets. In addition, the Company does not have any ownership interest in the Independent Lenders, does not exercise control over them and is not the primary beneficiary and, therefore, does not consolidate the Independent Lenders’ results with its results.

The Company is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantees. According to the guarantee, if the borrower defaults on the extension of credit, the Company will pay the Independent Lenders the principal, accrued interest, insufficient funds fee and late fees, if applicable, all of which the Company records as a component of its credit loss provision. The Company is entitled to seek recovery, directly from its customers, of the amounts it pays the Independent Lenders in performing under the guarantees. The Company records the estimated fair value of the liability in accrued liabilities. The loss provision associated with the CSO Programs is based primarily upon historical loss experience, with consideration given to recent loss trends, delinquency rates, economic conditions and management’s expectations of future credit losses. The Company’s maximum loss exposure under all of the outstanding guarantees issued on behalf of its customers to the Independent Lenders as of December 31, 2017 was $10.1 million compared to $13.2 million at December 31, 2016.

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill by segment were as follows (in thousands):

December 31, 2017	U.S. operations segment	Latin America operations segment	Total
Balance, beginning of year	$746,204	$84,947	$831,151
Merger and other acquisitions (see Note 3)	414	140	554
Effect of foreign currency translation	—	2,061	2,061
Other adjustments	(2,621)	—	(2,621)
Balance, end of year	$743,997	$87,148	$831,145

December 31, 2016
Balance, beginning of year	$222,901	$72,708	$295,609
Merger and other acquisitions (see Note 3)	523,303	20,413	543,716
Effect of foreign currency translation	—	(8,276)	(8,276)
Other adjustments	—	102	102
Balance, end of year	$746,204	$84,947	$831,151

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2017 and 2016. As a result of the Company’s fiscal 2015 goodwill impairment analysis, a $7.9 million goodwill impairment charge was recorded associated with its U.S. consumer loan operations reporting unit, which is no longer a goodwill reporting unit of the Company. Therefore, accumulated goodwill impairment included in the goodwill balance at January 1, 2016 was $7.9 million.

Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangibles assets subject to amortization as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$24,533	$(15,256)	$9,277	$24,452	$(8,861)	$15,591
Executive non-compete agreements	8,700	(5,800)	2,900	8,700	(1,450)	7,250
	$33,233	$(21,056)	$12,177	$33,152	$(10,311)	$22,841

The customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the returning pawn customers. The executive non-compete agreements are being amortized over a straight-line basis over the life of the executive non-compete agreements.

Amortization expense for definite-lived intangible assets was $10.7 million, $5.2 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining weighted-average amortization period for customer relationships, executive non-compete agreements and total definite-lived intangible assets is 1.5, 0.4 and 1.3 years, respectively. Estimated future amortization expense is as follows (in thousands):

Fiscal
2018	$6,533
2019	2,590
2020	2,053
2021	1,001
2022	—
$12,177

Indefinite-Lived Intangible Assets

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no impairment as of December 31, 2017 and 2016. Indefinite-lived intangible assets as of December 31, 2017 and 2016, consist of the following (in thousands):

	As of December 31,
	2017	2016
Trade names	$46,300	$46,300
Pawn licenses (1)	34,092	34,083
Franchise agreements related to check-cashing operation	1,250	1,250
	$81,642	$81,633

(1)	Costs to renew licenses with indefinite lives are expensed as incurred and recorded in store operating expenses in the consolidated statements of income.

NOTE 14 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION
The Company has previously adopted equity and share-based compensation plans to attract and retain executives, directors and key employees. Under these plans, the Company has granted qualified and non-qualified common stock options and nonvested common stock awards to officers, directors and other key employees. At December 31, 2017, 872,000 shares were reserved for future grants to all employees and directors under the plans. Additionally, there were 2,021,000 shares reserved for future grants to current employees and directors who were not employees or directors of the Company at the date of the Merger.

Nonvested Common Stock Awards (Restricted Stock Unit Awards)

The Company has granted nonvested common stock awards (in the form of restricted stock units) under the Company’s equity and share-based incentive compensation plans. The restricted stock units are settled in shares of common stock upon vesting. The awards granted in 2017 include up to 117,000 shares with performance-based criteria over a three-year cumulative performance period beginning in the year of grant. The vesting performance criteria for the 2017 performance-based grants relate to growth in the Company’s net income, adjusted for certain non-core and/or non-recurring items, and total store additions over the three-year cumulative period. The awards granted in 2016 and 2015 each included 40,000 shares with performance-based criteria with four annual measurement periods beginning in each year of issuance. The vesting performance criteria for the 2016 and 2015 performance-based grants relate to growth in the Company’s EBITDA, adjusted for certain non-core and/or non-recurring items, compared to the base period, which is the fiscal year prior to the year of issuance. All other awards granted in 2017, 2016 and 2015 vest ratably over a five or six year period from the grant date. The grant date fair value of the restricted stock units is based on the Company’s closing stock price on the day of the grant or subsequent award modification date, if applicable, and the fair value of performance-based awards is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The following table summarizes the restricted stock unit award activity during 2017, 2016 and 2015 (shares in thousands):

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	30	$45.93	79	$48.10	87	$48.99
Granted	137	47.57	51	42.60	45	47.08
Vested	(10)	45.93	(100)	45.96	(5)	43.26
Canceled or forfeited	—	—	—	—	(48)	49.26
Outstanding at end of year	157	47.36	30	45.93	79	48.10

Restricted stock unit awards vesting in 2017, 2016 and 2015 had an aggregate intrinsic value of $0.7 million, $4.9 million and $0.2 million, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $10.6 million at December 31, 2017. During 2016, with the exception of 40,000 performance based awards granted in 2016 to senior executives which included double-trigger change in control provisions, the change of control provisions triggered by the Merger resulted in immediate vesting of 83,000 restricted stock unit awards outstanding as of September 1, 2016, the date of the Merger.

Stock Options

The Company has not issued any common stock options in the last six fiscal years. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally had a maximum duration of ten years. The Company typically issues treasury shares to satisfy option exercises.

Stock options outstanding as of December 31, 2017 are as follows (shares in thousands):

		Weighted-Average	Currently
Exercise Price	Option Shares	Remaining Life	Exercisable Shares
$38.00	40	3.9	—
$40.00	50	3.0	20
	90	3.4	20

A summary of stock option activity for the years ended December 31, 2017, 2016 and 2015, is as follows (shares in thousands):

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	103	$37.34	103	$37.34	758	$20.67
Exercised	(13)	24.57	—	—	(655)	18.06
Outstanding at end of year	90	$39.11	103	$37.34	103	$37.34

Exercisable at end of year	20	$40.00	23	$31.43	13	$24.57

At December 31, 2017, the aggregate intrinsic value for the stock options outstanding was $2.6 million, of which $0.5 million was exercisable at the end of the year, with weighted-average remaining contractual terms of 3.4 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017.

The total intrinsic value of options exercised for fiscal 2017, 2016 and 2015, was $0.3 million, $0.0 million and $14.6 million, respectively. The intrinsic values are based on the closing price of the Company’s stock on the date of exercise.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gross compensation costs:
Nonvested “restricted” stock	2,959	4,038	280
Stock options	110	136	149
Total gross compensation costs	3,069	4,174	429

Income tax benefits:
Nonvested “restricted” stock (1)	(1,036)	(782)	(98)
Stock options	(39)	(48)	(52)
Total income tax benefits	(1,075)	(830)	(150)

Net compensation expense	$1,994	$3,344	$279

Tax benefit realized from stock options exercised during the year	$—	$—	$5,126

(1)	Income tax benefit on nonvested stock compensation expense for 2016 is less than the statutory rate as a portion of the expense is not tax deductible.

As of December 31, 2017, the total compensation cost related to nonvested restricted stock unit awards not yet recognized was $4.9 million and is expected to be recognized over the weighted-average period of 1.5 years. As of December 31, 2017, the total compensation cost related to nonvested stock options not yet recognized was $0.1 million and is expected to be recognized over the weighted-average period of 1.5 years.

NOTE 15 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based, employees who have been employed with the Company for six months or longer. Effective January 1, 2017, under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 5% of contributions at a rate of 50%. Prior to January 1, 2017, the Company matched the first 6% of contributions at a rate of 40%. The employee and Company contributions are paid to a corporate trustee and invested in various funds. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $4.2 million, $2.0 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Prior to the Merger, Cash America had a nonqualified savings plan that was available to certain members of management. Upon completion of the Merger, the nonqualified savings plan was terminated and during the three months ended March 31, 2017, the Company dissolved the plan and distributed the remaining assets to the participants. At December 31, 2016, the nonqualified savings plan assets were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet with an offsetting liability of equal amount, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala and El Salvador

The following tables present reportable segment information for the three years ended December 31, 2017, 2016 and 2015 as well as separately identified segment assets (in thousands):

	Year Ended December 31, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$717,490	$333,609	$—	$1,051,099
Pawn loan fees	380,596	130,309	—	510,905
Wholesale scrap jewelry sales	119,197	21,645	—	140,842
Consumer loan and credit services fees	75,209	1,767	—	76,976
Total revenue	1,292,492	487,330	—	1,779,822

Cost of revenue:
Cost of retail merchandise sold	468,527	211,176	—	679,703
Cost of wholesale scrap jewelry sold	112,467	20,327	—	132,794
Consumer loan and credit services loss provision	19,431	388	—	19,819
Total cost of revenue	600,425	231,891	—	832,316

Net revenue	692,067	255,439	—	947,506

Expenses and other income:
Store operating expenses	423,214	128,660	—	551,874
Administrative expenses	—	—	122,473	122,473
Depreciation and amortization	24,073	10,311	20,849	55,233
Interest expense	—	—	24,035	24,035
Interest income	—	—	(1,597)	(1,597)
Merger and other acquisition expenses	—	—	9,062	9,062
Loss on extinguishment of debt	—	—	14,114	14,114
Total expenses and other income	447,287	138,971	188,936	775,194

Income (loss) before income taxes	$244,780	$116,468	$(188,936)	$172,312

	December 31, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$276,570	$68,178	$—	$344,748
Consumer loans, net	$23,179	$343	$—	$23,522
Inventories	$216,739	$60,032	$—	$276,771
Total assets	$1,527,012	$282,605	$253,167	$2,062,784

	Year Ended December 31, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$386,026	$283,105	$—	$669,131
Pawn loan fees	195,883	116,874	—	312,757
Wholesale scrap jewelry sales	47,680	14,958	—	62,638
Consumer loan and credit services fees	41,922	1,929	—	43,851
Total revenue	671,511	416,866	—	1,088,377

Cost of revenue:
Cost of retail merchandise sold	241,086	177,470	—	418,556
Cost of wholesale scrap jewelry sold	41,357	11,668	—	53,025
Consumer loan and credit services loss provision	11,494	499	—	11,993
Total cost of revenue	293,937	189,637	—	483,574

Net revenue	377,574	227,229	—	604,803

Expenses and other income:
Store operating expenses	215,227	112,787	—	328,014
Administrative expenses	—	—	96,537	96,537
Depreciation and amortization	13,618	10,429	7,818	31,865
Interest expense	—	—	20,320	20,320
Interest income	—	—	(751)	(751)
Merger and other acquisition expenses	—	—	36,670	36,670
Net gain on sale of common stock of Enova	—	—	(1,299)	(1,299)
Total expenses and other income	228,845	123,216	159,295	511,356

Income (loss) before income taxes	$148,729	$104,013	$(159,295)	$93,447

	December 31, 2016
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$293,392	$57,114	$—	$350,506
Consumer loans, net	$28,847	$357	$—	$29,204
Inventories	$282,860	$47,823	$—	$330,683
Total assets	$1,637,995	$247,915	$259,293	$2,145,203

	Year Ended December 31, 2015
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$197,011	$252,285	$—	$449,296
Pawn loan fees	94,761	100,687	—	195,448
Wholesale scrap jewelry sales	19,380	12,675	—	32,055
Consumer loan and credit services fees	25,696	2,107	—	27,803
Total revenue	336,848	367,754	—	704,602

Cost of revenue:
Cost of retail merchandise sold	117,059	161,572	—	278,631
Cost of wholesale scrap jewelry sold	17,530	10,098	—	27,628
Consumer loan and credit services loss provision	6,770	389	—	7,159
Total cost of revenue	141,359	172,059	—	313,418

Net revenue	195,489	195,695	—	391,184

Expenses and other income:
Store operating expenses	107,852	99,720	—	207,572
Administrative expenses	—	—	51,883	51,883
Depreciation and amortization	6,146	8,803	2,990	17,939
Interest expense	—	—	16,887	16,887
Interest income	—	—	(1,566)	(1,566)
Merger and other acquisition expenses	—	—	2,875	2,875
Goodwill impairment - U.S. consumer loan operations	—	—	7,913	7,913
Total expenses and other income	113,998	108,523	80,982	303,503

Income (loss) before income taxes	$81,491	$87,172	$(80,982)	$87,681

	December 31, 2015
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$68,153	$49,448	$—	$117,601
Consumer loans, net	$688	$430	$—	$1,118
Inventories	$56,040	$37,418	$—	$93,458
Total assets	$423,178	$218,530	$111,187	$752,895

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except goodwill, intangibles, net and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
U.S.	$1,292,492	$671,511	$336,848
Mexico	464,161	397,549	367,754
Other Latin America	23,169	19,317	—
	$1,779,822	$1,088,377	$704,602

Long-lived assets:
U.S.	$227,659	$257,939	$65,742
Mexico	53,175	47,243	49,259
Other Latin America	3,552	2,554	1,349
	$284,386	$307,736	$116,350

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended December 31, 2017 and 2016, are set forth in the table below (in thousands, except per share amounts). The Company’s operations are subject to seasonal fluctuations. The Company issued 20,181,000 shares of common stock on September 1, 2016 as a result of the Merger, which significantly increased the diluted weighted average shares used in computing diluted income (loss) per share. The Company computed the quarterly diluted income per share amounts as if each quarter was a discrete period based on that quarter’s weighted average shares outstanding. As a result, the sum of the diluted earnings per share by quarter will not necessarily total the annual diluted earnings per share.

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Total revenue	$447,576	$416,629	$435,412	$480,205
Total cost of revenue	204,676	192,205	204,366	231,069
Net revenue	242,900	224,424	231,046	249,136
Total expenses and other income	190,658	202,956	189,479	192,101
Net income	32,645	15,239	28,274	67,734
Diluted net income per share	0.67	0.32	0.59	1.43
Diluted weighted average shares	48,402	48,289	47,668	47,212

2016
Total revenue	$183,203	$181,979	$261,153	$462,042
Total cost of revenue	81,340	80,518	113,789	207,927
Net revenue	101,863	101,461	147,364	254,115
Total expenses and other income	82,202	84,215	146,941	197,998
Net income (loss)	13,174	11,673	(1,412)	36,692
Diluted net income (loss) per share	0.47	0.41	(0.04)	0.76
Diluted weighted average shares	28,241	28,243	34,631	48,532