Form 10-Q
period 2018-03-31
FIRSTCASH, INC
filed 2018-04-30
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of April 23, 2018, there were 45,415,242 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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

These forward-looking statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments discussed and described in (i) the Company’s 2017 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2018, including the risks described in Part 1, Item 1A, “Risk Factors” thereof, (ii) in this quarterly report, and (iii) other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2018	2017	2017
ASSETS
Cash and cash equivalents	$110,408	$73,148	$114,423
Fees and service charges receivable	40,022	38,021	42,736
Pawn loans	322,625	314,505	344,748
Consumer loans, net	17,447	22,209	23,522
Inventories	254,298	308,165	276,771
Income taxes receivable	24	18,419	19,761
Prepaid expenses and other current assets	21,575	14,331	20,236
Total current assets	766,399	788,798	842,197

Property and equipment, net	234,126	237,258	230,341
Goodwill	844,516	835,567	831,145
Intangible assets, net	91,764	101,594	93,819
Other assets	54,392	69,088	54,045
Deferred tax assets	12,499	11,249	11,237
Total assets	$2,003,696	$2,043,554	$2,062,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$88,328	$79,726	$84,331
Customer deposits	35,692	36,983	32,019
Income taxes payable	12,266	1,041	4,221
Total current liabilities	136,286	117,750	120,571

Revolving unsecured credit facility	83,000	137,000	107,000
Senior unsecured notes	295,400	196,721	295,243
Deferred tax liabilities	49,063	74,368	47,037
Other liabilities	15,661	30,480	17,600
Total liabilities	579,410	556,319	587,451

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	493	493
Additional paid-in capital	1,220,491	1,217,756	1,220,356
Retained earnings	525,847	410,874	494,457
Accumulated other comprehensive loss	(90,043)	(96,801)	(111,877)
Common stock held in treasury, at cost	(232,502)	(45,087)	(128,096)
Total stockholders’ equity	1,424,286	1,487,235	1,475,333
Total liabilities and stockholders’ equity	$2,003,696	$2,043,554	$2,062,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Retail merchandise sales	$269,841	$259,994
Pawn loan fees	129,793	128,251
Wholesale scrap jewelry sales	34,725	38,111
Consumer loan and credit services fees	15,441	21,220
Total revenue	449,800	447,576

Cost of revenue:
Cost of retail merchandise sold	174,497	165,635
Cost of wholesale scrap jewelry sold	32,495	34,949
Consumer loan and credit services loss provision	3,727	4,092
Total cost of revenue	210,719	204,676

Net revenue	239,081	242,900

Expenses and other income:
Store operating expenses	138,561	136,744
Administrative expenses	28,002	33,238
Depreciation and amortization	11,283	14,243
Interest expense	6,198	6,113
Interest income	(981)	(327)
Merger and other acquisition expenses	239	647
Total expenses and other income	183,302	190,658

Income before income taxes	55,779	52,242

Provision for income taxes	14,144	19,597

Net income	$41,635	$32,645

Net income per share:
Basic	$0.90	$0.67
Diluted	$0.90	$0.67

Dividends declared per common share	$0.22	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$41,635	$32,645
Other comprehensive income:
Currency translation adjustment	21,834	23,005
Comprehensive income	$63,469	$55,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2017	—	$—	49,276	$493	$1,220,356	$494,457	$(111,877)	2,362	$(128,096)	$1,475,333
Shares issued under share-based com-pensation plan	—	—	—	—	(1,240)	—	—	(22)	1,240	—
Share-based compensa-tion expense	—	—	—	—	1,375	—	—	—	—	1,375
Net income	—	—	—	—	—	41,635	—	—	—	41,635
Dividends paid	—	—	—	—	—	(10,245)	—	—	—	(10,245)
Currency translation adjustment	—	—	—	—	—	—	21,834	—	—	21,834
Purchases of treasury stock	—	—	—	—	—	—	—	1,378	(105,646)	(105,646)
Balance at 3/31/2018	—	$—	49,276	$493	$1,220,491	$525,847	$(90,043)	3,718	$(232,502)	$1,424,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986
Shares issued under share-based com-pensation plan	—	—	—	—	(440)	—	—	(10)	440	—
Exercise of stock options	—	—	—	—	(549)	—	—	(13)	549	—
Share-based compensa-tion expense	—	—	—	—	776	—	—	—	—	776
Net income	—	—	—	—	—	32,645	—	—	—	32,645
Dividends paid	—	—	—	—	—	(9,172)	—	—	—	(9,172)
Currency translation adjustment	—	—	—	—	—	—	23,005	—	—	23,005
Purchases of treasury stock	—	—	—	—	—	—	—	228	(10,005)	(10,005)
Balance at 3/31/2017	—	$—	49,276	$493	$1,217,756	$410,874	$(96,801)	974	$(45,087)	$1,487,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2018	2017
Cash flow from operating activities:
Net income	$41,635	$32,645
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	1,874	2,639
Share-based compensation expense	1,375	776
Depreciation and amortization expense	11,283	14,243
Amortization of debt issuance costs	480	467
Amortization of favorable/(unfavorable) lease intangibles, net	(466)	(237)
Deferred income taxes, net	1,609	12,550
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	3,844	3,865
Inventories	7,715	6,796
Prepaid expenses and other assets	(3,174)	11,594
Accounts payable, accrued liabilities and other liabilities	(2,478)	(29,071)
Income taxes	27,619	7,598
Net cash flow provided by operating activities	91,316	63,865
Cash flow from investing activities:
Loan receivables, net of cash repayments	56,220	67,189
Purchases of property and equipment	(8,837)	(8,076)
Acquisitions of pawn stores, net of cash acquired	(13,364)	(854)
Net cash flow provided by investing activities	34,019	58,259
Cash flow from financing activities:
Borrowings from revolving unsecured credit facility	61,000	15,000
Repayments of revolving unsecured credit facility	(85,000)	(138,000)
Purchases of treasury stock	(100,019)	(10,005)
Dividends paid	(10,245)	(9,172)
Net cash flow used in financing activities	(134,264)	(142,177)
Effect of exchange rates on cash	4,914	3,246
Change in cash and cash equivalents	(4,015)	(16,807)
Cash and cash equivalents at beginning of the period	114,423	89,955
Cash and cash equivalents at end of the period	$110,408	$73,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2017, which is derived from audited financial statements, and the unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated. See Note 3.

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2018. The condensed consolidated financial statements as of March 31, 2018 and 2017, and for the three month periods ended March 31, 2018 and 2017, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month periods ended March 31, 2018 and 2017. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606),” which delayed the effective date of ASU 2014-09 by one year. In addition, between March 2016 and December 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)” (“ASU 2016-08”), ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 (collectively, “ASC 606”) became effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Entities are permitted to adopt ASC 606 using one of two methods: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The adoption of ASC 606 did not impact the Company’s revenue recognition for pawn loan fees, consumer loan fees, or credit services fees, as each of these revenue streams is outside of the scope of ASC 606. Further, the Company has not identified any impacts to its consolidated financial statements that were material as a result of the adoption of ASC 606 for its retail merchandise sales or wholesale scrap jewelry sales revenue streams. The Company has not changed the presentation of its consolidated financial statements for assets, liabilities, or revenues from contracts with customers, nor has the Company recognized any cumulative effect adjustment as a result of the adoption of ASC 606.

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

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 became effective for public entities for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements or financial statement disclosures.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides amendments to clarify the definition of a business and affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance became effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. The adoption of ASU 2017-01 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

In March 2018, the Financial Accounting Standards Board issued ASU No 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which became effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). See Note 6 for additional information regarding the adoption of ASU 2018-05.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income	$41,635	$32,645

Denominator (in thousands):
Weighted-average common shares for calculating basic earnings per share	46,426	48,389
Effect of dilutive securities:
Stock options and nonvested common stock awards	53	13
Weighted-average common shares for calculating diluted earnings per share	46,479	48,402

Net income per share:
Basic	$0.90	$0.67
Diluted	$0.90	$0.67

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the three months ended March 31, 2018, the Company acquired 126 stores in Mexico and three single pawn stores located in the U.S. in four separate transactions. The all-cash aggregate purchase price for these acquisitions was $15.5 million, net of cash acquired and subject to future post-closing adjustments. The purchases were composed of $13.4 million in cash paid during the three months ended March 31, 2018 and remaining payables to the sellers of approximately $2.1 million. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired and liabilities assumed has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

Note 4 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs (in thousands):

	March 31,		December 31,
	2018	2017	2017
Senior unsecured notes:
5.375% senior notes due 2024 (1)	$295,400	$—	$295,243
6.75% senior notes due 2021 (2)	—	196,721	—
	$295,400	$196,721	$295,243

Revolving unsecured credit facility, maturing 2022	$83,000	$137,000	$107,000

(1)
As of March 31, 2018 and December 31, 2017, deferred debt issuance costs of $4.6 million and $4.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying condensed consolidated balance sheets.

(2)
As of March 31, 2017, deferred debt issuance costs of $3.3 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2021 in the accompanying condensed consolidated balance sheets.

Senior Unsecured Notes

On May 30, 2017, the Company issued $300.0 million of 5.375% senior notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its primary revolving bank credit facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period.

Revolving Credit Facility

At March 31, 2018, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400.0 million, which matures on September 2, 2022. At March 31, 2018, the Company had $83.0 million in outstanding borrowings and $5.1 million in outstanding letters of credit under the 2016 Credit Facility, leaving $311.9 million available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at March 31, 2018 was 4.25% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of March 31, 2018. During the three months ended March 31, 2018, the Company made net payments of $24.0 million pursuant to the 2016 Credit Facility.

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

Recurring Fair Value Measurements

As of March 31, 2018, 2017 and December 31, 2017, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2018, 2017 and December 31, 2017 that are not measured at fair value in the condensed consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,408	$110,408	$110,408	$—	$—
Pawn loans	322,625	322,625	—	—	322,625
Consumer loans, net	17,447	17,447	—	—	17,447
Fees and service charges receivable	40,022	40,022	—	—	40,022
	$490,502	$490,502	$110,408	$—	$380,094

Financial liabilities:
Revolving unsecured credit facility	$83,000	$83,000	$—	$83,000	$—
Senior unsecured notes, outstanding principal	300,000	305,000	—	305,000	—
	$383,000	$388,000	$—	$388,000	$—

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,148	$73,148	$73,148	$—	$—
Pawn loans	314,505	314,505	—	—	314,505
Consumer loans, net	22,209	22,209	—	—	22,209
Fees and service charges receivable	38,021	38,021	—	—	38,021
	$447,883	$447,883	$73,148	$—	$374,735

Financial liabilities:
Revolving unsecured credit facility	$137,000	$137,000	$—	$137,000	$—
Senior unsecured notes, outstanding principal	200,000	208,000	—	208,000	—
	$337,000	$345,000	$—	$345,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$114,423	$114,423	$114,423	$—	$—
Pawn loans	344,748	344,748	—	—	344,748
Consumer loans, net	23,522	23,522	—	—	23,522
Fees and service charges receivable	42,736	42,736	—	—	42,736
	$525,429	$525,429	$114,423	$—	$411,006

Financial liabilities:
Revolving unsecured credit facility	$107,000	$107,000	$—	$107,000	$—
Senior unsecured notes, outstanding principal	300,000	314,000	—	314,000	—
	$407,000	$421,000	$—	$421,000	$—

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

The carrying value of the Company’s revolving unsecured credit facility approximates fair value as of March 31, 2018, 2017 and December 31, 2017. The fair value of the senior unsecured notes have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 6 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. The Tax Act significantly changed U.S. corporate income tax law by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. corporations.

The Company’s effective tax rate for the three months ended March 31, 2018 was 25.4% compared to 37.5%, for the three months ended March 31, 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 reflects the reduced U.S. corporate income tax rate as a result of the passage of the Tax Act blended with the statutory tax rates of the Company’s foreign subsidiaries which are 30%, 25% and 30% in Mexico, Guatemala and El Salvador, respectively.

In December 2017, the SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. As a result of the Tax Act, the Company recorded a provisional net income tax benefit of $27.3 million in fourth quarter of 2017. As of March 31, 2018, no adjustments to the estimates used to determine the provisional net tax benefit have been made. Any adjustments will be included in the provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. See Note 11 in the accompanying notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for further information on the provisional income tax benefit.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala, El Salvador and Colombia

The following tables present reportable segment information for the three month period ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$186,052	$83,789	$—	$269,841
Pawn loan fees	96,242	33,551	—	129,793
Wholesale scrap jewelry sales	29,457	5,268	—	34,725
Consumer loan and credit services fees	15,039	402	—	15,441
Total revenue	326,790	123,010	—	449,800

Cost of revenue:
Cost of retail merchandise sold	120,616	53,881	—	174,497
Cost of wholesale scrap jewelry sold	27,653	4,842	—	32,495
Consumer loan and credit services loss provision	3,644	83	—	3,727
Total cost of revenue	151,913	58,806	—	210,719

Net revenue	174,877	64,204	—	239,081

Expenses and other income:
Store operating expenses	104,383	34,178	—	138,561
Administrative expenses	—	—	28,002	28,002
Depreciation and amortization	5,555	2,709	3,019	11,283
Interest expense	—	—	6,198	6,198
Interest income	—	—	(981)	(981)
Merger and other acquisition expenses	—	—	239	239
Total expenses and other income	109,938	36,887	36,477	183,302

Income (loss) before income taxes	$64,939	$27,317	$(36,477)	$55,779

	Three Months Ended March 31, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$193,666	$66,328	$—	$259,994
Pawn loan fees	101,818	26,433	—	128,251
Wholesale scrap jewelry sales	32,897	5,214	—	38,111
Consumer loan and credit services fees	20,815	405	—	21,220
Total revenue	349,196	98,380	—	447,576

Cost of revenue:
Cost of retail merchandise sold	123,497	42,138	—	165,635
Cost of wholesale scrap jewelry sold	30,682	4,267	—	34,949
Consumer loan and credit services loss provision	3,990	102	—	4,092
Total cost of revenue	158,169	46,507	—	204,676

Net revenue	191,027	51,873	—	242,900

Expenses and other income:
Store operating expenses	107,968	28,776	—	136,744
Administrative expenses	—	—	33,238	33,238
Depreciation and amortization	6,419	2,397	5,427	14,243
Interest expense	—	—	6,113	6,113
Interest income	—	—	(327)	(327)
Merger and other acquisition expenses	—	—	647	647
Total expenses and other income	114,387	31,173	45,098	190,658

Income (loss) before income taxes	$76,640	$20,700	$(45,098)	$52,242

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,200 store locations in the U.S. and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the U.S. and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for approximately 97% and 95% of the Company’s consolidated revenue during the three month periods ended March 31, 2018 and 2017, respectively.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala, El Salvador and Colombia.

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

The Company operates a small number of stand-alone consumer finance stores in the U.S. and Mexico. These stores provide consumer financial services products including credit services and consumer loans. In addition, 360 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product, which products have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. Beginning in fiscal 2018, the Company no longer offers fee-based check cashing services in its company-owned, non-franchised stores. Consumer loan and credit services revenue accounted for approximately 3% and 5% of consolidated revenue during the three month periods ended March 31, 2018 and 2017, respectively.

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

Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, facilities maintenance, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collection operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses. Merger and other acquisition expenses primarily include incremental costs directly associated with the merger and integration of Cash America International, Inc. (“Cash America”), including professional fees, legal expenses, severance, retention and other employee-related costs, accelerated vesting of certain equity compensation awards, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. See below for further information regarding the merger.

The Company’s business is subject to seasonal variations and operating results for the current quarter are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn and consumer loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds.

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

On September 1, 2016, the Company completed its merger with Cash America, whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”). The accompanying unaudited condensed consolidated results of operations for the three month periods ended March 31, 2018 and 2017 include the results of operations for Cash America and are therefore included in the same-store calculations referred to above. In addition, legacy First Cash and legacy Cash America same-store calculations have also been presented in this report to provide additional insight into the results of operations at each of the store brands given the significant integration activities impacting the legacy Cash America stores. These legacy same-store calculations refer to each brand’s respective stores that were opened prior to the beginning of the prior-year comparative fiscal period and remained open through the end of the reporting period.

OPERATIONS AND LOCATIONS

As of March 31, 2018, the Company had 2,238 store locations in 26 U.S. states (including the District of Columbia), 32 states in Mexico, Guatemala, El Salvador and Colombia, which represents a net store-count increase of 7% over the number of stores at March 31, 2017.

The following table details store count activity for the three months ended March 31, 2018:

		Consumer
	Pawn	Loan	Total
	Locations (1), (2)	Locations (2), (3)	Locations
U.S.:
Total locations, beginning of period	1,068	44	1,112
Locations acquired	3	—	3
Locations closed or consolidated	(7)	(3)	(10)
Total locations, end of period	1,064	41	1,105

Latin America:
Total locations, beginning of period	971	28	999
New locations opened	11	—	11
Locations acquired	126	—	126
Locations closed or consolidated	(3)	—	(3)
Total locations, end of period	1,105	28	1,133

Total:
Total locations, beginning of period	2,039	72	2,111
New locations opened	11	—	11
Locations acquired	129	—	129
Locations closed or consolidated	(10)	(3)	(13)
Total locations, end of period	2,169	69	2,238

(1)
At March 31, 2018, 311 of the U.S. pawn stores, which are primarily located in Texas and Ohio, also offered consumer loans or credit services products, while 49 Mexico pawn stores offered consumer loan products.

(2)
The Company closed 10 pawn stores, seven in the U.S. and three in Latin America, during the first quarter of 2018, which were primarily smaller format stores emphasizing payday lending or underperforming locations which were consolidated into existing stores, an opportunity driven by acquisitions and the Merger. Additionally, three consumer loan stores were closed in the U.S. during the quarter.

(3)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Ohio, Texas, California and limited markets in Mexico. Subsequent to March 31, 2018, the Company entered into an agreement to sell the assets of the eight remaining California consumer loan locations included in this table. The table does not include 62 check cashing locations operated by independent franchises under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2017 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2018.

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies of the condensed consolidated financial statements contained in Part I, Item 1 of this report for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF OPERATIONS (unaudited)

Constant Currency Results

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The scrap jewelry generated in Latin America is sold and settled in U.S. dollars and therefore, wholesale scrap jewelery sales revenue is not affected by foreign currency translation. A small percentage of the operating and administrative expenses in Latin America are also billed and paid in U.S. dollars which are not affected by foreign currency translation.

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	March 31,		Favorable /
	2018	2017	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.3	18.8	3%
Three months ended	18.8	20.4	8%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.4	7.3	(1)%
Three months ended	7.4	7.4	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	2,780	2,880	3%
Three months ended	2,859	2,921	2%

Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the U.S. operations segment as of March 31, 2018 as compared to March 31, 2017 (dollars in thousands, except as otherwise noted):

	Balance at March 31,		Increase /
	2018	2017	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$237,022	$244,233	(3)%
Inventories	187,526	257,531	(27)%
Consumer loans, net (1)	17,084	21,833	(22)%
	$441,632	$523,597	(16)%

Average outstanding pawn loan amount (in ones)	$164	$154	6%

Composition of pawn collateral:
General merchandise	34%	36%
Jewelry	66%	64%
	100%	100%

Composition of inventories:
General merchandise	39%	44%
Jewelry	61%	56%
	100%	100%

Percentage of inventory aged greater than one year	5%	12%

(1)
Does not include the off-balance sheet principal portion of active CSO extensions of credit made by independent third-party lenders. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $7.1 million and $9.1 million as of March 31, 2018 and 2017, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	March 31,
	2018	2017	Decrease
U.S. Operations Segment
Revenue:
Retail merchandise sales	$186,052	$193,666	(4)%
Pawn loan fees	96,242	101,818	(5)%
Wholesale scrap jewelry sales	29,457	32,897	(10)%
Consumer loan and credit services fees	15,039	20,815	(28)%
Total revenue	326,790	349,196	(6)%

Cost of revenue:
Cost of retail merchandise sold	120,616	123,497	(2)%
Cost of wholesale scrap jewelry sold	27,653	30,682	(10)%
Consumer loan and credit services loss provision	3,644	3,990	(9)%
Total cost of revenue	151,913	158,169	(4)%

Net revenue	174,877	191,027	(8)%

Segment expenses:
Store operating expenses	104,383	107,968	(3)%
Depreciation and amortization	5,555	6,419	(13)%
Total segment expenses	109,938	114,387	(4)%

Segment pre-tax operating income	$64,939	$76,640	(15)%

Retail Merchandise Sales Operations

U.S. retail merchandise sales decreased 4% to $186.1 million during the first quarter of 2018 compared to $193.7 million for the first quarter of 2017. Same-store retail sales decreased just under 4% in total as legacy First Cash stores were even while legacy Cash America stores declined 5% in the first quarter of 2018 compared to the first quarter of 2017. During the first quarter of 2018, the gross profit margin on retail merchandise sales in the U.S. was 35% compared to a margin of 36% during the first quarter of 2017. The decline in retail sales was primarily due to reductions in inventory levels in the Cash America stores.

U.S. inventories decreased 27% from $257.5 million at March 31, 2017 to $187.5 million at March 31, 2018. The decrease was primarily a result of strategic reductions in inventory levels including focused liquidation of aged inventories in the Cash America stores over the past several quarters. Inventories aged greater than one year in the U.S. at March 31, 2018 were 5% overall with both legacy Cash America stores and legacy First Cash stores at 5%. This compares to 12% overall at March 31, 2017 consisting of 5% in legacy First Cash stores and 14% in legacy Cash America stores.

Pawn Lending Operations

U.S. pawn loan fees decreased 5% totaling $96.2 million during the first quarter of 2018 compared to $101.8 million for the first quarter of 2017. Same-store pawn fees decreased 5% in the first quarter of 2018 compared to the first quarter of 2017 with a 4% increase in legacy First Cash stores offset by an 8% decrease in legacy Cash America stores. Pawn loan receivables as of March 31, 2018 decreased 3% both in total and on a same-store basis compared to March 31, 2017. Legacy First Cash same-store pawn receivables increased 6% while legacy Cash America same-store pawn receivables decreased 6% as of March 31, 2018 compared to March 31, 2017. The decline in legacy Cash America same-store pawn receivables relates primarily to the adoption of FirstCash’s lending practices and point of sale system during 2017.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 10% to $29.5 million during the first quarter of 2018 compared to $32.9 million during the first quarter of 2017. The scrap gross profit margin in the U.S. was 6% compared to the prior-year margin of 7%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for the first quarter of 2018 and 2017 and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 28% to $15.0 million during the first quarter of 2018 compared to $20.8 million for the first quarter of 2017. The Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints and internet-based competition and expects to continue strategically closing underperforming stand-alone consumer loan and credit services stores in 2018 and beyond. Revenues from consumer lending operations comprised 5% of U.S. revenue during the first quarter of 2018 compared to 6% of U.S. revenue during the first quarter of 2017 and is considered a non-core revenue stream of the Company.

Subsequent to March 31, 2018, the Company entered into an agreement to sell the assets of its eight California consumer lending stores. The Company expects to record a small loss resulting from the sale of less than $0.01 per share, which includes the cost of terminating the remaining lease liabilities. After the completion of the sale, approximately 70% of the Company’s 2018 consumer loan and credit services fee revenue is expected to be derived from the 119 stores located in the state of Ohio.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 3% to $104.4 million during the first quarter of 2018 compared to $108.0 million during the first quarter of 2017. Same-store operating expenses decreased less than 1% consisting of a less than 1% decrease in legacy First Cash stores and 1% in the legacy Cash America stores, compared with the prior-year period.

U.S. store depreciation and amortization decreased 13% to $5.6 million during the first quarter of 2018 compared to $6.4 million during the first quarter of 2017 primarily due to a reduction in capital spending in Cash America stores compared to pre-Merger levels.

The U.S. segment pre-tax operating income for the first quarter of 2018 was $64.9 million, which generated a pre-tax segment operating margin of 20% compared to $76.6 million and 22% in the prior year, respectively. The decline in the segment pre-tax operating margin was due to net revenue pressure during the first quarter of 2018 primarily a result of declines in non-core consumer lending and scrap jewelry revenues and Cash America store integration efforts, partially offset by a reduction in store operating expenses and store depreciation and amortization.

Latin America Operations Segment

Latin American results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 benefited from an 8% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2018 compared to March 31, 2017 also benefited from a 3% a favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates.

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the Latin America operations segment as of March 31, 2018 as compared to March 31, 2017 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				Balance at
				March 31,	Increase /
	Balance at March 31,		Increase /	2018	(Decrease)
	2018	2017	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$85,603	$70,272	22%	$83,629	19%
Inventories	66,772	50,634	32%	65,213	29%
Consumer loans, net	363	376	(3)%	354	(6)%
	$152,738	$121,282	26%	$149,196	23%

Average outstanding pawn loan amount (in ones)	$67	$62	8%	$66	6%

Composition of pawn collateral:
General merchandise	81%	81%
Jewelry	19%	19%
	100%	100%

Composition of inventories:
General merchandise	75%	74%
Jewelry	25%	26%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,	Increase /
	March 31,		Increase /	2018	(Decrease)
	2018	2017	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$83,789	$66,328	26%	$77,360	17%
Pawn loan fees	33,551	26,433	27%	31,008	17%
Wholesale scrap jewelry sales	5,268	5,214	1%	5,268	1%
Consumer loan and credit services fees	402	405	(1)%	370	(9)%
Total revenue	123,010	98,380	25%	114,006	16%

Cost of revenue:
Cost of retail merchandise sold	53,881	42,138	28%	49,760	18%
Cost of wholesale scrap jewelry sold	4,842	4,267	13%	4,455	4%
Consumer loan and credit services loss provision	83	102	(19)%	76	(25)%
Total cost of revenue	58,806	46,507	26%	54,291	17%

Net revenue	64,204	51,873	24%	59,715	15%

Segment expenses:
Store operating expenses	34,178	28,776	19%	31,812	11%
Depreciation and amortization	2,709	2,397	13%	2,521	5%
Total segment expenses	36,887	31,173	18%	34,333	10%

Segment pre-tax operating income	$27,317	$20,700	32%	$25,382	23%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 26% (17% on a constant currency basis) to $83.8 million during the first quarter of 2018 compared to $66.3 million for the first quarter of 2017. The increase was primarily due to a 23% increase (13% on a constant currency basis) in same-store retail sales driven by strong retail demand trends, one month of revenue contribution from 126 pawn stores in Mexico acquired on March 1, 2018 (“Prendamex Acquisition”) and new store openings. The gross profit margin on retail merchandise sales was 36% during the first quarter of 2018 and 2017.

Inventories in Latin America increased 32% (29% on a constant currency basis) from $50.6 million at March 31, 2017 to $66.8 million at March 31, 2018. The increase was primarily due to new store openings and the maturation of existing stores, and to a lesser extent, increased inventory levels in the Maxi Prenda stores acquired in the fourth quarter of 2015 and first quarter of 2016, which historically carried lower inventory balances than the typical First Cash store and the Prendamex Acquisition.

Pawn Lending Operations

Pawn loan fees in Latin America increased 27% (17% on a constant currency basis) totaling $33.6 million during the first quarter of 2018 compared to $26.4 million for the first quarter of 2017, primarily as a result of the 22% (19% on a constant currency basis) increase in pawn loan receivables as of March 31, 2018 compared to March 31, 2017. The increase in pawn receivables reflects a same-store pawn receivable increase of 14% (12% on a constant currency basis), pawn loans acquired in the Prendamex Acquisition and new store additions. The increase in same-store pawn receivables was primarily due to strong demand for pawn loans and the maturation of existing stores.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 1% to $5.3 million during the first quarter of 2018 compared to $5.2 million during the first quarter of 2017. The scrap gross profit margin in Latin America was 8% (15% on a constant currency basis) compared to the prior-year margin of 18%. Scrap jewelry profits accounted for less than 1% of net revenue (gross profit) for the first quarter of 2018 compared to 2% in the first quarter of 2017 and is considered a non-core revenue stream of the Company.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 19% (11% on a constant currency basis) to $34.2 million during the first quarter of 2018 compared to $28.8 million during the first quarter of 2017 and same-store operating expenses increased 17% (9% on a constant currency basis) compared to the prior-year period. The increase in both total and same-store operating expenses was due in large part to increased compensation expense related to incentive pay and wage inflation and the Prendamex Acquisition.

The segment pre-tax operating income for the first quarter of 2018 was $27.3 million, which generated a pre-tax segment operating margin of 22% compared to $20.7 million and 21% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2018	2017	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$64,939	$76,640	(15)%
Latin America operations segment pre-tax operating income	27,317	20,700	32%
Consolidated segment pre-tax operating income	92,256	97,340	(5)%

Corporate expenses and other income:
Administrative expenses	28,002	33,238	(16)%
Depreciation and amortization	3,019	5,427	(44)%
Interest expense	6,198	6,113	1%
Interest income	(981)	(327)	200%
Merger and other acquisition expenses	239	647	(63)%
Total corporate expenses and other income	36,477	45,098	(19)%

Income before income taxes	55,779	52,242	7%

Provision for income taxes	14,144	19,597	(28)%

Net income	$41,635	$32,645	28%

Comprehensive income	$63,469	$55,650	14%

Corporate Expenses and Taxes

Administrative expenses decreased 16% to $28.0 million during the first quarter of 2018 compared to $33.2 million during the first quarter of 2017, primarily due to administrative synergies realized from the Merger partially offset by a 5% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. These decreases were partially offset by an 8% favorable change in the average value of the Mexican peso, which increased comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses decreased from 7% during the first quarter of 2017 to 6% during the first quarter of 2018.

Corporate depreciation and amortization decreased to $3.0 million during the first quarter of 2018 compared to $5.4 million during the first quarter of 2017 as a result of the realization of depreciation and amortization Merger synergies and a reduction in capital spending compared to pre-Merger levels.

Interest expense increased to $6.2 million in the first quarter of 2018 compared to $6.1 million for the first quarter of 2017. See “—Liquidity and Capital Resources.”

For the first quarter of 2018 and 2017, the Company’s effective income tax rates were 25.4% and 37.5%, respectively. The effective tax rate for the first quarter of 2018 was impacted primarily as a result of the passage of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% in 2017 to 21% in 2018. The Company expects its blended effective income tax rate, including corporate income taxes on Latin American operations, to be between 26% and 27% for fiscal 2018 as a result of the Tax Act.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the first quarter of 2018 compared to the first quarter of 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018		2017
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$449,800	$449,800	$447,576	$447,576
Net revenue	$239,081	$239,081	$242,900	$242,900
Net income	$41,635	$41,819	$32,645	$33,053
Diluted earnings per share	$0.90	$0.90	$0.67	$0.68
Weighted average diluted shares	46,479	46,479	48,402	48,402

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as Merger and other acquisition expenses, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, the Company’s primary sources of liquidity were $110.4 million in cash and cash equivalents, $311.9 million of available and unused funds under the Company’s revolving credit facility, $380.1 million in customer loans and fees and service charges receivable and $254.3 million in inventories. As of March 31, 2018, the amount of cash associated with indefinitely reinvested foreign earnings was $60.0 million, which is primarily held in Mexican pesos. The Company had working capital of $630.1 million as of March 31, 2018 and total equity exceeded liabilities by a ratio of 2.5 to 1.

On May 30, 2017, the Company issued $300.0 million of 5.375% senior notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its primary revolving bank credit facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2018, the Net Debt Ratio was 1.0 to 1. See “—Non-GAAP Financial Information” for information on the calculation of the Net Debt Ratio.

At March 31, 2018, the Company maintained a line of credit with a group of U.S. based commercial lenders (the “2016 Credit Facility”) in the amount of $400.0 million which matures on September 2, 2022. At March 31, 2018, the Company had $83.0 million in outstanding borrowings and $5.1 million in outstanding letters of credit under the 2016 Credit Facility, leaving $311.9 million available for future borrowings. The 2016 Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the 2016 Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the 2016 Credit Facility at March 31, 2018 was 4.25% based on 1 week LIBOR. Under the terms of the 2016 Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2016 Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the 2016 Credit Facility as of March 31, 2018, and believes it has the capacity to borrow a substantial portion of the amount available under the 2016 Credit Facility under the most restrictive covenant. During the three months ended March 31, 2018, the Company made net payments of $24.0 million pursuant to the 2016 Credit Facility.

In general, revenue growth is dependent upon the Company’s ability to fund the addition of store locations (both de novo openings and acquisitions) and growth in customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to the Merger, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its revolving credit facility, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cash flow provided by operating activities	$91,316	$63,865
Cash flow provided by investing activities	$34,019	$58,259
Cash flow used in financing activities	$(134,264)	$(142,177)

	Balance at March 31,
	2018	2017
Working capital	$630,113	$671,048
Current ratio	5.6:1	6.7:1
Liabilities to equity ratio	0.4:1	0.4:1
Net Debt Ratio (1)	1.0:1	1.2:1

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

Net cash provided by operating activities increased $27.5 million, or 43%, from $63.9 million for the three months ended March 31, 2017 to $91.3 million for the three months ended March 31, 2018, due to an increase in net income of $9.0 million and net changes in certain non-cash adjustments to reconcile net income to operating cash flows and net changes in operating assets and liabilities (as detailed in the condensed consolidated statements of cash flows).

Net cash provided by investing activities decreased $24.2 million, or 42%, from $58.3 million for the three months ended March 31, 2017 to $34.0 million for the three months ended March 31, 2018. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions and purchases of property and equipment. In addition, net cash flows related to fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $13.4 million in cash related to acquisitions and $8.8 million for property and equipment during the three months ended March 31, 2018 compared to $0.9 million and $8.1 million in the prior-year period, respectively. The Company received funds from a net decrease in pawn and consumer loans of $56.2 million during the three months ended March 31, 2018 compared to $67.2 million during the three months ended March 31, 2017.

Net cash used in financing activities decreased $7.9 million, or 6%, from $142.2 million for the three months ended March 31, 2017 to $134.3 million for the three months ended March 31, 2018. Net payments on the Company’s credit facility were $24.0 million during the three months ended March 31, 2018 compared to net payments of $123.0 million during the three months ended March 31, 2017. The Company funded $100.0 million worth of common stock share repurchases and paid dividends of $10.2 million during the three months ended March 31, 2018, compared to funding $10.0 million worth of share repurchases and dividends paid of $9.2 million during the three months ended March 31, 2017.

During the three months ended March 31, 2018, the Company opened 11 new pawn stores in Latin America, acquired 126 pawn stores in Latin America and acquired three pawn stores in the U.S. The cumulative all-cash purchase price of the 2018 acquisitions was $15.5 million, net of cash acquired and subject to future post-closing adjustments. The purchases were composed of $13.4 million in cash paid during the three months ended March 31, 2018 and $2.1 million of deferred purchase price payable to the sellers in 2018 and 2019. The Company funded $8.8 million in capital expenditures during the three months ended March 31, 2018, primarily for maintenance capital expenditures, new store additions and corporate assets but also included $3.4 million related to the purchase of real estate primarily at existing stores.

The Company intends to continue expansion primarily through acquisitions and new store openings. For fiscal 2018, the Company expects to add approximately 200 stores, primarily in Latin America, inclusive of the 126 Prendamex stores acquired in the first quarter of 2018. Additionally, as opportunities arise at attractive prices, the Company intends to continue purchasing the real estate from its landlords at existing stores. Excluding these real estate purchases, the Company expects total capital expenditures for 2018, including expenditures for new and remodeled stores and other corporate assets, will total approximately $27.5 million to $32.5 million. Management believes cash on hand, the amounts available to be drawn under the credit facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2018.

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

As of March 31, 2018, the Company has contractual commitments to deliver a total of 9,000 gold ounces between the months of April through June, 2018. The ounces required to be delivered over this time period are well within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

In May 2017, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock. During January 2018, the Company completed the May 2017 stock repurchase program after repurchasing approximately 239,000 shares of its common stock at an aggregate cost of $17.3 million. In October 2017, the Company’s Board of Directors authorized an additional $100.0 million share repurchase plan that became effective on January 31, 2018 following the completion of the previous share repurchase plan. Under the October 2017 share repurchase program, the Company repurchased 1,139,000 shares of its common stock at an aggregate cost of $88.4 million and an average cost per share of $77.55 and $11.6 million remained available for repurchases as of March 31, 2018. On April 6, 2018, the Company completed the October 2017 stock repurchase program after repurchasing 143,000 shares of its common stock at an aggregate cost of $11.6 million.

In April 2018, the Company’s Board of Directors authorized a new common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on April 25, 2018. The Company intends to continue repurchases under its repurchase program in 2018 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Total cash dividends paid during the three months ended March 31, 2018 and 2017 were $10.2 million and $9.2 million, respectively. In January 2018, the Company’s Board of Directors approved a plan to increase the annual dividend to $0.88 per share, or $0.22 per share quarterly, beginning in the first quarter of 2018. The declared $0.22 per share second quarter cash dividend on common shares outstanding, or an aggregate of $10.0 million based on March 31, 2018 share counts, will be paid on May 31, 2018 to stockholders of record as of May 15, 2018. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

The following table provides a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018		2017
	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$41,635	$0.90	$32,645	$0.67
Adjustments, net of tax:
Merger and other acquisition expenses:
Severance and retention	42	—	354	0.01
Other	142	—	54	—
Total Merger and other acquisition expenses	184	—	408	0.01
Adjusted net income	$41,819	$0.90	$33,053	$0.68

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended March 31,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$239	$55	$184	$647	$239	$408

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance and adjusted EBITDA is used in the calculation of the Net Debt Ratio as defined in the Company’s senior notes covenants. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA (dollars in thousands):

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2018	2017	2018		2017
Net income	$41,635	$32,645		$152,882		$79,598
Income taxes	14,144	19,597		22,967		46,430
Depreciation and amortization	11,283	14,243		52,273		41,171
Interest expense	6,198	6,113		24,120		21,973
Interest income	(981)	(327)		(2,251)		(804)
EBITDA	72,279	72,271		249,991		188,368
Adjustments:
Merger and other acquisition expenses	239	647		8,654		36,917
Loss on extinguishment of debt	—	—		14,114		—
Net gain on sale of common stock of Enova	—	—		—		(1,299)
Adjusted EBITDA	$72,518	$72,918		$272,759		$223,986

Net Debt Ratio calculated as follows:
Total debt (outstanding principal)				$383,000		$337,000
Less: cash and cash equivalents				(110,408)		(73,148)
Net debt				$272,592		$263,852
Adjusted EBITDA				$272,759		$223,986
Net Debt Ratio			1.0	:1	1.2	:1

Free Cash Flow and Adjusted Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow and adjusted free cash flow. The Company defines free cash flow as cash flow from operating activities less purchases of property and equipment and net fundings/repayments of pawn and consumer loans, which are considered to be operating in nature by the Company but are included in cash flow from investing activities, and adjusted free cash flow as free cash flow adjusted for Merger related expenses paid that management considers to be non-operating in nature. Free cash flow and adjusted free cash flow are commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. The following table reconciles net cash flow from operating activities to free cash flow and adjusted free cash flow (in thousands):

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Cash flow from operating activities	$91,316	$63,865	$247,808	$135,643
Cash flow from investing activities:
Loan receivables, net of cash repayments	56,220	67,189	29,766	45,824
Purchases of property and equipment (1)	(8,837)	(8,076)	(37,896)	(35,596)
Free cash flow	138,699	122,978	239,678	145,871
Merger related expenses paid, net of tax benefit	1,568	1,802	6,425	22,575
Adjusted free cash flow	$140,267	$124,780	$246,103	$168,446

(1)
Includes $3.4 million and $2.0 million of real estate expenditures primarily at existing stores for the three months ended March 31, 2018 and 2017, respectively, and $12.6 million and $13.1 million for the trailing twelve months ended March 31, 2018 and 2017, respectively.

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

The Company believes constant currency results provide investors with valuable supplemental information regarding the underlying performance of its business operations in Latin America, consistent with how the Company’s management evaluates such performance and operating results. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. See the Latin America operations segment tables in “—Results of Continuing Operations” above for additional reconciliation of certain constant currency amounts to as reported GAAP amounts.

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

The Company is subject to specific laws, regulations and ordinances primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures. In many municipal, state and federal jurisdictions, in both the U.S. and countries in Latin America, the Company must obtain and maintain regulatory operating licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise and certain cash transactions, among other things. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2017 annual report on Form 10-K filed with the SEC on February 20, 2018. There have been no material changes in regulatory developments affecting the Company since December 31, 2017, except as explained below.

Beginning on January 1, 2018, the Company ceased offering fee-based check cashing services in its non-franchise stores and no longer considers itself a money services business as defined under U.S. federal law. As a result, the Company is no longer subject to anti-money laundering requirements under U.S. federal laws pertaining to money services businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2017 annual report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of March 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2017 annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2017 annual report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2017 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2017, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock. During January 2018, the Company completed the May 2017 stock repurchase program after repurchasing approximately 239,000 shares of its common stock at an aggregate cost of $17.3 million. In October 2017, the Company’s Board of Directors authorized an additional $100.0 million share repurchase plan that became effective on January 31, 2018 following the completion of the previous share repurchase plan. Under the October 2017 share repurchase program, the Company repurchased 1,139,000 shares of its common stock at an aggregate cost of $88.4 million and an average cost per share of $77.55 and $11.6 million remained available for repurchases as of March 31, 2018. On April 6, 2018, the Company completed the October 2017 stock repurchase program after repurchasing 143,000 shares of its common stock at an aggregate cost of $11.6 million.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during the three months ended March 31, 2018 (in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2018	239,000	$72.29	239,000	$100,000
February 1 through February 28, 2018	405,000	74.15	405,000	$69,971
March 1 through March 31, 2018	734,000	79.43	734,000	$11,645
Total	1,378,000	$76.64	1,378,000

In April 2018, the Company’s Board of Directors authorized a new common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on April 25, 2018. The Company intends to continue repurchases under its repurchase program in 2018 through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018, filed with the SEC on April 30, 2018, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2018, March 31, 2017 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and March 31, 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: April 30, 2018	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)