Form 10-Q
period 2018-06-30
FIRSTCASH, INC
filed 2018-08-01
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of July 25, 2018, there were 44,327,042 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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

These forward-looking statements are made to provide the public with management’s current assessment of the Company’s business. Although the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments discussed and described in (i) the Company’s 2017 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2018, including the risks described in Part 1, Item 1A, “Risk Factors” thereof, (ii) in this quarterly report on Form 10-Q, and (iii) other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2018	2017	2017
ASSETS
Cash and cash equivalents	$83,127	$91,434	$114,423
Fees and service charges receivable	42,920	42,810	42,736
Pawn loans	348,295	353,399	344,748
Consumer loans, net	17,256	24,192	23,522
Inventories	249,689	301,361	276,771
Income taxes receivable	486	23,866	19,761
Prepaid expenses and other current assets	19,913	19,667	20,236
Total current assets	761,686	856,729	842,197

Property and equipment, net	236,434	237,282	230,341
Goodwill	857,070	838,111	831,145
Intangible assets, net	89,962	98,664	93,819
Other assets	52,193	61,145	54,045
Deferred tax assets	12,295	12,388	11,237
Total assets	$2,009,640	$2,104,319	$2,062,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$79,961	$85,684	$84,331
Customer deposits	34,300	37,601	32,019
Income taxes payable	3,207	1,807	4,221
Total current liabilities	117,468	125,092	120,571

Revolving unsecured credit facility	221,500	97,000	107,000
Senior unsecured notes	295,560	294,804	295,243
Deferred tax liabilities	51,011	74,298	47,037
Other liabilities	14,057	21,693	17,600
Total liabilities	699,596	612,887	587,451

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	493	493
Additional paid-in capital	1,221,572	1,218,822	1,220,356
Retained earnings	546,097	416,937	494,457
Accumulated other comprehensive loss	(114,668)	(83,464)	(111,877)
Common stock held in treasury, at cost	(343,450)	(61,356)	(128,096)
Total stockholders’ equity	1,310,044	1,491,432	1,475,333
Total liabilities and stockholders’ equity	$2,009,640	$2,104,319	$2,062,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Retail merchandise sales	$255,742	$243,822	$525,583	$503,816
Pawn loan fees	123,012	122,632	252,805	250,883
Wholesale scrap jewelry sales	27,475	31,646	62,200	69,757
Consumer loan and credit services fees	13,743	18,529	29,184	39,749
Total revenue	419,972	416,629	869,772	864,205

Cost of revenue:
Cost of retail merchandise sold	163,574	156,473	338,071	322,108
Cost of wholesale scrap jewelry sold	24,076	30,590	56,571	65,539
Consumer loan and credit services loss provision	3,894	5,142	7,621	9,234
Total cost of revenue	191,544	192,205	402,263	396,881

Net revenue	228,428	224,424	467,509	467,324

Expenses and other income:
Store operating expenses	137,583	137,070	276,144	273,814
Administrative expenses	29,720	30,305	57,722	63,543
Depreciation and amortization	10,952	14,689	22,235	28,932
Interest expense	6,529	5,585	12,727	11,698
Interest income	(740)	(393)	(1,721)	(720)
Merger and other acquisition expenses	2,113	1,606	2,352	2,253
Loss on extinguishment of debt	—	14,094	—	14,094
Total expenses and other income	186,157	202,956	369,459	393,614

Income before income taxes	42,271	21,468	98,050	73,710

Provision for income taxes	12,100	6,229	26,244	25,826

Net income	$30,171	$15,239	$71,806	$47,884

Net income per share:
Basic	$0.67	$0.32	$1.57	$0.99
Diluted	$0.67	$0.32	$1.57	$0.99

Dividends declared per common share	$0.22	$0.19	$0.44	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$30,171	$15,239	$71,806	$47,884
Other comprehensive income:
Currency translation adjustment	(24,625)	13,337	(2,791)	36,342
Comprehensive income	$5,546	$28,576	$69,015	$84,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2017	—	$—	49,276	$493	$1,220,356	$494,457	$(111,877)	2,362	$(128,096)	$1,475,333
Shares issued under share-based com-pensation plan	—	—	—	—	(1,240)	—	—	(22)	1,240	—
Exercise of stock options	—	—	—	—	(294)	—	—	(10)	694	400
Share-based compensa-tion expense	—	—	—	—	2,750	—	—	—	—	2,750
Net income	—	—	—	—	—	71,806	—	—	—	71,806
Dividends paid	—	—	—	—	—	(20,166)	—	—	—	(20,166)
Currency translation adjustment	—	—	—	—	—	—	(2,791)	—	—	(2,791)
Purchases of treasury stock	—	—	—	—	—	—	—	2,619	(217,288)	(217,288)
Balance at 6/30/2018	—	$—	49,276	$493	$1,221,572	$546,097	$(114,668)	4,949	$(343,450)	$1,310,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986
Shares issued under share-based com-pensation plan	—	—	—	—	(440)	—	—	(10)	440	—
Exercise of stock options	—	—	—	—	(242)	—	—	(13)	549	307
Share-based compensa-tion expense	—	—	—	—	1,535	—	—	—	—	1,535
Net income	—	—	—	—	—	47,884	—	—	—	47,884
Dividends paid	—	—	—	—	—	(18,348)	—	—	—	(18,348)
Currency translation adjustment	—	—	—	—	—	—	36,342	—	—	36,342
Purchases of treasury stock	—	—	—	—	—	—	—	518	(26,274)	(26,274)
Balance at 6/30/2017	—	$—	49,276	$493	$1,218,822	$416,937	$(83,464)	1,264	$(61,356)	$1,491,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities:
Net income	$71,806	$47,884
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	4,291	5,973
Share-based compensation expense	2,750	1,535
Depreciation and amortization expense	22,235	28,932
Amortization of debt issuance costs	963	864
Amortization of favorable/(unfavorable) lease intangibles, net	(356)	(487)
Loss on extinguishment of debt	—	14,094
Deferred income taxes, net	2,801	11,886
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	553	(478)
Inventories	8,931	8,588
Prepaid expenses and other assets	(1,824)	12,379
Accounts payable, accrued liabilities and other liabilities	(10,327)	(30,959)
Income taxes	18,144	2,602
Net cash flow provided by operating activities	119,967	102,813
Cash flow from investing activities:
Loan receivables, net of cash repayments	30,913	33,963
Purchases of property and equipment	(23,188)	(17,401)
Acquisitions of pawn stores, net of cash acquired	(36,171)	(1,115)
Net cash flow provided by (used in) investing activities	(28,446)	15,447
Cash flow from financing activities:
Borrowings from revolving unsecured credit facility	220,000	120,000
Repayments of revolving unsecured credit facility	(105,500)	(283,000)
Issuance of senior unsecured notes	—	300,000
Repurchase/redemption of senior unsecured notes	—	(200,000)
Repurchase/redemption premiums paid on senior unsecured notes	—	(10,875)
Debt issuance costs paid	—	(4,718)
Purchases of treasury stock	(217,288)	(26,274)
Proceeds from exercise of share-based compensation awards	400	307
Dividends paid	(20,166)	(18,348)
Net cash flow used in financing activities	(122,554)	(122,908)
Effect of exchange rates on cash	(263)	6,127
Change in cash and cash equivalents	(31,296)	1,479
Cash and cash equivalents at beginning of the period	114,423	89,955
Cash and cash equivalents at end of the period	$83,127	$91,434

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2018. The condensed consolidated financial statements as of June 30, 2018 and 2017, and for the three month and six month periods ended June 30, 2018 and 2017, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month and six month periods ended June 30, 2018 and 2017. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

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

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The adoption of ASC 606 did not impact the Company’s revenue recognition for pawn loan fees, consumer loan fees or credit services fees, as each of these revenue streams is outside the scope of ASC 606. Further, the Company has not identified any impacts to its consolidated financial statements that were material as a result of the adoption of ASC 606 for its retail merchandise sales or wholesale scrap jewelry sales revenue streams. The Company has not changed the presentation of its consolidated financial statements for assets, liabilities, or revenues from contracts with customers, nor has the Company recognized any cumulative effect adjustment as a result of the adoption of ASC 606.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains largely unchanged. In July 2018, the Financial Accounting Standards Board issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) which updates narrow aspects of the guidance issued in ASU 2016-02. ASU 2016-02 and ASU 2018-10 are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact of ASU 2016-02 and ASU 2018-10 on its consolidated financial statements.

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

In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than a company’s adoption of ASC 606. The Company does not expect ASU 2018-07 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In July 2018, the Financial Accounting Standards Board issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different Financial Accounting Standards Board Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt in fiscal years beginning after December 15, 2018. The Company does not expect ASU 2018-09 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$30,171	$15,239	$71,806	$47,884

Denominator (in thousands):
Weighted-average common shares for calculating basic earnings per share	44,942	48,261	45,680	48,324
Effect of dilutive securities:
Stock options and nonvested common stock awards	101	28	77	21
Weighted-average common shares for calculating diluted earnings per share	45,043	48,289	45,757	48,345

Net income per share:
Basic	$0.67	$0.32	$1.57	$0.99
Diluted	$0.67	$0.32	$1.57	$0.99

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the six months ended June 30, 2018, the Company acquired 188 pawn stores in Mexico in two separate transactions and 18 pawn stores located in the U.S. in seven separate transactions. The all-cash aggregate purchase price for these acquisitions was $44.0 million, net of cash acquired and subject to future post-closing adjustments. The purchases were composed of $36.2 million in cash paid during the six months ended June 30, 2018 and remaining payables to the sellers of approximately $7.8 million. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired and liabilities assumed has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase price of the Company’s individually immaterial acquisitions during the six months ended June 30, 2018 is as follows:

Pawn loans	$9,072
Pawn loan fees receivable	845
Inventory	6,483
Other current assets	306
Property and equipment	1,375
Goodwill (1)	26,355
Intangible assets (2)	371
Other non-current assets	168
Current liabilities	(973)
Aggregate purchase price	$44,002

(1)	Substantially all of the goodwill is expected to be deductible for U.S. or Mexico income tax purposes.

(2)	Intangible assets primarily consist of customer relationships, which are generally amortized over 5 years.

The results of operations for the acquired stores have been consolidated since the acquisition dates. During the six months ended June 30, 2018, revenue from the combined acquisitions since the acquisition dates was $5.9 million and the net loss from the combined acquisitions since the acquisition dates (including transaction and integration costs) was approximately $0.9 million. Combined transaction and integration costs related to the acquisitions during the six months ended June 30, 2018 were approximately $1.3 million.

Note 4 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs (in thousands):

	June 30,		December 31,
	2018	2017	2017
5.375% senior unsecured notes due 2024 (1)	$295,560	$294,804	$295,243
Revolving unsecured credit facility, maturing 2022	221,500	97,000	107,000
Total long-term debt	$517,060	$391,804	$402,243

(1)
As of June 30, 2018, June 30, 2017 and December 31, 2017, deferred debt issuance costs of $4.4 million, $5.2 million and $4.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying condensed consolidated balance sheets.

Senior Unsecured Notes

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its primary revolving unsecured credit facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period.

The Company used the proceeds from the offering of the Notes to repurchase, or otherwise redeem, its previously outstanding $200.0 million, 6.75% senior unsecured notes due 2021 (the “2021 Notes”). As a result, during the six months ended June 30, 2017, the Company recognized a $14.1 million loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes.

Revolving Unsecured Credit Facility

At June 30, 2018, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $400.0 million, which matures on September 2, 2022. At June 30, 2018, the Company had $221.5 million in outstanding borrowings and $5.1 million in outstanding letters of credit under the Credit Facility, leaving $173.4 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2018 was 4.50% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2018. During the six months ended June 30, 2018, the Company received net proceeds of $114.5 million from borrowings pursuant to the Credit Facility.

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

Recurring Fair Value Measurements

As of June 30, 2018, 2017 and December 31, 2017, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2018, 2017 and December 31, 2017 that are not measured at fair value in the condensed consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,127	$83,127	$83,127	$—	$—
Pawn loans	348,295	348,295	—	—	348,295
Consumer loans, net	17,256	17,256	—	—	17,256
Fees and service charges receivable	42,920	42,920	—	—	42,920
	$491,598	$491,598	$83,127	$—	$408,471

Financial liabilities:
Revolving unsecured credit facility	$221,500	$221,500	$—	$221,500	$—
Senior unsecured notes (outstanding principal)	300,000	300,000	—	300,000	—
	$521,500	$521,500	$—	$521,500	$—

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$91,434	$91,434	$91,434	$—	$—
Pawn loans	353,399	353,399	—	—	353,399
Consumer loans, net	24,192	24,192	—	—	24,192
Fees and service charges receivable	42,810	42,810	—	—	42,810
	$511,835	$511,835	$91,434	$—	$420,401

Financial liabilities:
Revolving unsecured credit facility	$97,000	$97,000	$—	$97,000	$—
Senior unsecured notes (outstanding principal)	300,000	312,000	—	312,000	—
	$397,000	$409,000	$—	$409,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$114,423	$114,423	$114,423	$—	$—
Pawn loans	344,748	344,748	—	—	344,748
Consumer loans, net	23,522	23,522	—	—	23,522
Fees and service charges receivable	42,736	42,736	—	—	42,736
	$525,429	$525,429	$114,423	$—	$411,006

Financial liabilities:
Revolving unsecured credit facility	$107,000	$107,000	$—	$107,000	$—
Senior unsecured notes (outstanding principal)	300,000	314,000	—	314,000	—
	$407,000	$421,000	$—	$421,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying value of cash and cash equivalents approximates fair value. Due to their short-term maturities, the carrying value of pawn loans and fees and service charges receivable approximate fair value. Consumer loans, net are carried net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms. Therefore, the carrying value approximates the fair value.

The carrying value of the Company’s revolving unsecured credit facility approximates fair value as of June 30, 2018, 2017 and December 31, 2017. The fair value of the senior unsecured notes have been estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

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

The Company’s consolidated effective tax rate for the six months ended June 30, 2018 was 26.8% compared to 35.0%, for the six months ended June 30, 2017. The decrease in the effective tax rate for the six months ended June 30, 2018 reflects the reduced U.S. corporate income tax rate as a result of the passage of the Tax Act blended with the statutory tax rates of the Company’s foreign subsidiaries which are generally 30%, 25%, 30% and 37% in Mexico, Guatemala, El Salvador and Colombia, respectively.

In December 2017, the SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. As a result of the Tax Act, the Company recorded a provisional net income tax benefit of $27.3 million in the fourth quarter of 2017. As of June 30, 2018, no adjustments to the estimates used to determine the provisional net tax benefit have been made. Any adjustments will be included in the provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. See Note 11 in the accompanying notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for further information on the provisional income tax benefit.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which currently includes operations in Mexico, Guatemala, El Salvador and Colombia

The following tables present reportable segment information for the three and six month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$166,441	$89,301	$—	$255,742
Pawn loan fees	87,825	35,187	—	123,012
Wholesale scrap jewelry sales	22,133	5,342	—	27,475
Consumer loan and credit services fees	13,401	342	—	13,743
Total revenue	289,800	130,172	—	419,972

Cost of revenue:
Cost of retail merchandise sold	105,272	58,302	—	163,574
Cost of wholesale scrap jewelry sold	18,955	5,121	—	24,076
Consumer loan and credit services loss provision	3,810	84	—	3,894
Total cost of revenue	128,037	63,507	—	191,544

Net revenue	161,763	66,665	—	228,428

Expenses and other income:
Store operating expenses	103,625	33,958	—	137,583
Administrative expenses	—	—	29,720	29,720
Depreciation and amortization	5,037	2,740	3,175	10,952
Interest expense	—	—	6,529	6,529
Interest income	—	—	(740)	(740)
Merger and other acquisition expenses	—	—	2,113	2,113
Total expenses and other income	108,662	36,698	40,797	186,157

Income (loss) before income taxes	$53,101	$29,967	$(40,797)	$42,271

	Three Months Ended June 30, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$164,852	$78,970	$—	$243,822
Pawn loan fees	90,254	32,378	—	122,632
Wholesale scrap jewelry sales	26,136	5,510	—	31,646
Consumer loan and credit services fees	18,085	444	—	18,529
Total revenue	299,327	117,302	—	416,629

Cost of revenue:
Cost of retail merchandise sold	106,731	49,742	—	156,473
Cost of wholesale scrap jewelry sold	25,400	5,190	—	30,590
Consumer loan and credit services loss provision	5,057	85	—	5,142
Total cost of revenue	137,188	55,017	—	192,205

Net revenue	162,139	62,285	—	224,424

Expenses and other income:
Store operating expenses	105,521	31,549	—	137,070
Administrative expenses	—	—	30,305	30,305
Depreciation and amortization	6,421	2,622	5,646	14,689
Interest expense	—	—	5,585	5,585
Interest income	—	—	(393)	(393)
Merger and other acquisition expenses	—	—	1,606	1,606
Loss on extinguishment of debt	—	—	14,094	14,094
Total expenses and other income	111,942	34,171	56,843	202,956

Income (loss) before income taxes	$50,197	$28,114	$(56,843)	$21,468

	Six Months Ended June 30, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$352,493	$173,090	$—	$525,583
Pawn loan fees	184,067	68,738	—	252,805
Wholesale scrap jewelry sales	51,590	10,610	—	62,200
Consumer loan and credit services fees	28,440	744	—	29,184
Total revenue	616,590	253,182	—	869,772

Cost of revenue:
Cost of retail merchandise sold	225,888	112,183	—	338,071
Cost of wholesale scrap jewelry sold	46,608	9,963	—	56,571
Consumer loan and credit services loss provision	7,454	167	—	7,621
Total cost of revenue	279,950	122,313	—	402,263

Net revenue	336,640	130,869	—	467,509

Expenses and other income:
Store operating expenses	208,008	68,136	—	276,144
Administrative expenses	—	—	57,722	57,722
Depreciation and amortization	10,592	5,449	6,194	22,235
Interest expense	—	—	12,727	12,727
Interest income	—	—	(1,721)	(1,721)
Merger and other acquisition expenses	—	—	2,352	2,352
Total expenses and other income	218,600	73,585	77,274	369,459

Income (loss) before income taxes	$118,040	$57,284	$(77,274)	$98,050

	Six Months Ended June 30, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$358,518	$145,298	$—	$503,816
Pawn loan fees	192,072	58,811	—	250,883
Wholesale scrap jewelry sales	59,033	10,724	—	69,757
Consumer loan and credit services fees	38,900	849	—	39,749
Total revenue	648,523	215,682	—	864,205

Cost of revenue:
Cost of retail merchandise sold	230,228	91,880	—	322,108
Cost of wholesale scrap jewelry sold	56,082	9,457	—	65,539
Consumer loan and credit services loss provision	9,047	187	—	9,234
Total cost of revenue	295,357	101,524	—	396,881

Net revenue	353,166	114,158	—	467,324

Expenses and other income:
Store operating expenses	213,489	60,325	—	273,814
Administrative expenses	—	—	63,543	63,543
Depreciation and amortization	12,840	5,019	11,073	28,932
Interest expense	—	—	11,698	11,698
Interest income	—	—	(720)	(720)
Merger and other acquisition expenses	—	—	2,253	2,253
Loss on extinguishment of debt	—	—	14,094	14,094
Total expenses and other income	226,329	65,344	101,941	393,614

Income (loss) before income taxes	$126,837	$48,814	$(101,941)	$73,710

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. References in this quarterly report on Form 10-Q to “year-to-date” refer to the six-month period from January 1, 2018 to June 30, 2018.

GENERAL

The Company is a leading operator of retail-based pawn stores with almost 2,300 store locations in the U.S. and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the U.S. and Latin America through new store openings and strategic acquisition opportunities as they arise. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for approximately 97% and 95% of the Company’s consolidated revenue during the six month periods ended June 30, 2018 and 2017, respectively.

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

The Company operates a small number of stand-alone consumer finance stores in the U.S. These stores provide consumer financial services products including credit services and consumer loans. In addition, 307 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product, which products have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. Beginning in fiscal 2018, the Company no longer offers fee-based check cashing services in its company-owned, non-franchised stores. In addition, effective June 30, 2018, the Company no longer offers an unsecured consumer loan product in Mexico. Consumer loan and credit services revenue accounted for approximately 3% and 5% of consolidated revenue during the six month periods ended June 30, 2018 and 2017, respectively.

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

Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, facilities maintenance, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collection operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses. Merger and other acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities among others.

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

OPERATIONS AND LOCATIONS

As of June 30, 2018, the Company had 2,289 store locations in 25 U.S. states (including the District of Columbia), 32 states in Mexico, Guatemala, El Salvador and Colombia, which represents a net store-count increase of 9% over the number of stores at June 30, 2017.

The following table details store count activity for the three months ended June 30, 2018:

		Consumer
	Pawn	Loan	Total
	Locations (1), (2)	Locations (3)	Locations
U.S.:
Total locations, beginning of period	1,064	41	1,105
Locations acquired	15	—	15
Locations closed or consolidated	(5)	(8)	(13)
Total locations, end of period	1,074	33	1,107

Latin America:
Total locations, beginning of period	1,105	28	1,133
New locations opened	16	—	16
Locations acquired	62	—	62
Locations closed or consolidated	(1)	(28)	(29)
Total locations, end of period	1,182	—	1,182

Total:
Total locations, beginning of period	2,169	69	2,238
New locations opened	16	—	16
Locations acquired	77	—	77
Locations closed or consolidated	(6)	(36)	(42)
Total locations, end of period	2,256	33	2,289

(1)
At June 30, 2018, 307 of the U.S. pawn stores, primarily located in Texas and Ohio, also offered consumer loans and/or credit services as an ancillary product. Effective June 30, 2018, the Company no longer offers an unsecured consumer loan product in Latin America.

(2)
The Company closed six pawn stores, five in the U.S. and one in Latin America, during the second quarter of 2018, which were primarily smaller format stores emphasizing payday lending or underperforming locations which were consolidated into existing stores, an opportunity driven by merger and acquisition activity.

(3)	The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Ohio and Texas.

The following table details store count activity for the six months ended June 30, 2018:

		Consumer
	Pawn	Loan	Total
	Locations (1), (2)	Locations (3)	Locations
U.S.:
Total locations, beginning of period	1,068	44	1,112
Locations acquired	18	—	18
Locations closed or consolidated	(12)	(11)	(23)
Total locations, end of period	1,074	33	1,107

Latin America:
Total locations, beginning of period	971	28	999
New locations opened	27	—	27
Locations acquired	188	—	188
Locations closed or consolidated	(4)	(28)	(32)
Total locations, end of period	1,182	—	1,182

Total:
Total locations, beginning of period	2,039	72	2,111
New locations opened	27	—	27
Locations acquired	206	—	206
Locations closed or consolidated	(16)	(39)	(55)
Total locations, end of period	2,256	33	2,289

(1)
At June 30, 2018, 307 of the U.S. pawn stores, primarily located in Texas and Ohio, also offered consumer loans and/or credit services as an ancillary product. Effective June 30, 2018, the Company no longer offers an unsecured consumer loan product in Latin America.

(2)
The Company closed 16 pawn stores, 12 in the U.S. and four in Latin America, during the six months ended June 30, 2018, which were primarily smaller format stores emphasizing payday lending or underperforming locations which were consolidated into existing stores, an opportunity driven by merger and acquisition activity.

(3)	The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Ohio and Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2017 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2018.

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies of the condensed consolidated financial statements contained in Part I, Item 1 of this report for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF OPERATIONS (unaudited)

Constant Currency Results

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The scrap jewelry generated in Latin America is sold and settled in U.S. dollars and therefore, wholesale scrap jewelry sales revenue is not affected by foreign currency translation. A small percentage of the operating and administrative expenses in Latin America are also billed and paid in U.S. dollars which are not affected by foreign currency translation.

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	June 30,		Favorable /
	2018	2017	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.9	17.9	(11)%
Three months ended	19.4	18.6	(4)%
Six months ended	19.1	19.5	2%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.5	7.3	(3)%
Three months ended	7.4	7.3	(1)%
Six months ended	7.4	7.4	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	2,931	3,038	4%
Three months ended	2,839	2,920	3%
Six months ended	2,849	2,920	2%

Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the U.S. operations segment as of June 30, 2018 as compared to June 30, 2017 (dollars in thousands, except as otherwise noted):

	Balance at June 30,		Increase /
	2018	2017	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$267,586	$273,823	(2)%
Inventories	184,531	243,991	(24)%
Consumer loans, net (1)	17,109	23,801	(28)%
	$469,226	$541,615	(13)%

Average outstanding pawn loan amount (in ones)	$160	$148	8%

Composition of pawn collateral:
General merchandise	37%	38%
Jewelry	63%	62%
	100%	100%

Composition of inventories:
General merchandise	41%	44%
Jewelry	59%	56%
	100%	100%

Percentage of inventory aged greater than one year	4%	12%

(1)
Does not include the off-balance sheet principal portion of active extensions of credit made by independent third-party lenders, which are guaranteed by the Company through its credit services organization programs. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $7.5 million and $9.1 million as of June 30, 2018 and 2017, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	June 30,		Increase /
	2018	2017	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$166,441	$164,852	1%
Pawn loan fees	87,825	90,254	(3)%
Wholesale scrap jewelry sales	22,133	26,136	(15)%
Consumer loan and credit services fees	13,401	18,085	(26)%
Total revenue	289,800	299,327	(3)%

Cost of revenue:
Cost of retail merchandise sold	105,272	106,731	(1)%
Cost of wholesale scrap jewelry sold	18,955	25,400	(25)%
Consumer loan and credit services loss provision	3,810	5,057	(25)%
Total cost of revenue	128,037	137,188	(7)%

Net revenue	161,763	162,139	—%

Segment expenses:
Store operating expenses	103,625	105,521	(2)%
Depreciation and amortization	5,037	6,421	(22)%
Total segment expenses	108,662	111,942	(3)%

Segment pre-tax operating income	$53,101	$50,197	6%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 1% to $166.4 million during the second quarter of 2018 compared to $164.9 million for the second quarter of 2017. Same-store retail sales were consistent between the second quarter of 2018 and the second quarter of 2017. During the second quarter of 2018, the gross profit margin on retail merchandise sales in the U.S. was 37% compared to a margin of 35% during the second quarter of 2017. The improvements were driven primarily by the transition of the Cash America locations to the FirstPawn IT platform and compensation plans focused on improving key profitability metrics such as retail margins.

U.S. inventories decreased 24% from $244.0 million at June 30, 2017 to $184.5 million at June 30, 2018. The decrease was primarily a result of strategic reductions in inventory levels including targeted liquidation of aged inventories in the Cash America stores over the past several quarters. Inventories aged greater than one year in the U.S. at June 30, 2018 were 4% compared to 12% at June 30, 2017.

Pawn Lending Operations

U.S. pawn loan fees decreased 3% totaling $87.8 million during the second quarter of 2018 compared to $90.3 million for the second quarter of 2017. Same-store pawn fees decreased 3% in the second quarter of 2018 compared to the second quarter of 2017. Pawn loan receivables as of June 30, 2018 decreased 2% in total and 3% on a same-store basis compared to June 30, 2017. The decline in total and same-store pawn receivables and pawn loan fees relates primarily to the adoption of FirstCash’s lending practices and the FirstPawn IT platform in the Cash America stores during 2017.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 15% to $22.1 million during the second quarter of 2018 compared to $26.1 million during the second quarter of 2017. The scrap jewelry gross profit margin in the U.S. was 14% compared to the prior-year margin of 3%. Scrap jewelry profits accounted for 2% of U.S. net revenue (gross profit) for the second quarter of 2018 and less than 1% for the second quarter of 2017 and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 26% to $13.4 million during the second quarter of 2018 compared to $18.1 million for the second quarter of 2017. The Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints and internet-based competition and expects to continue to strategically close underperforming stand-alone consumer loan and credit services stores in 2018 and beyond. Revenues from consumer lending operations comprised 5% of U.S. revenue during the second quarter of 2018 compared to 6% of U.S. revenue during the second quarter of 2017 and is considered a non-core revenue stream of the Company.

In April 2018, the Company sold the remaining assets of its eight California consumer lending stores. As a result, the Company no longer has operations in California. The Company recorded an immaterial loss resulting from the sale and store closures, which includes the cost of terminating the remaining lease liabilities.

The Company is currently evaluating regulatory changes in the state of Ohio. A state bill, recently signed into law by the governor, will significantly reduce, if not eliminate entirely, the consumer lending and credit services products and related revenues in Ohio when it becomes effective on or about April 26, 2019. The Company currently operates 119 stores in Ohio, all of which offer consumer loan and credit services products, which will be negatively impacted by the legislation when it becomes effective. See “—Regulatory Developments” for further information about the legislation and the potential impact on the Company’s results of operations.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 2% to $103.6 million during the second quarter of 2018 compared to $105.5 million during the second quarter of 2017, primarily due to continued efforts to optimize store operations in the Cash America stores. Same-store operating expenses decreased less than 1% compared with the prior-year period.

U.S. store depreciation and amortization decreased 22% to $5.0 million during the second quarter of 2018 compared to $6.4 million during the second quarter of 2017, primarily due to a reduction in capital spending in Cash America stores compared to pre-merger levels.

The U.S. segment pre-tax operating income for the second quarter of 2018 was $53.1 million, which generated a pre-tax segment operating margin of 18% compared to $50.2 million and 17% in the prior year, respectively. The increase in the segment pre-tax operating margin was primarily due to increased retail sales gross profits and reductions in store operating expenses and store depreciation and amortization, partially offset by expected and continued reductions in non-core consumer lending gross profits.

Latin America Operations Segment

Latin American results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were hindered by a 4% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of June 30, 2018 compared to June 30, 2017 also were hindered by an 11% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the Latin America operations segment as of June 30, 2018 as compared to June 30, 2017 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				Balance at
				June 30,	Increase /
	Balance at June 30,		Increase /	2018	(Decrease)
	2018	2017	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$80,709	$79,576	1%	$89,138	12%
Inventories	65,158	57,370	14%	72,046	26%
Consumer loans, net	147	391	(62)%	163	(58)%
	$146,014	$137,337	6%	$161,347	17%

Average outstanding pawn loan amount (in ones)	$62	$66	(6)%	$69	5%

Composition of pawn collateral:
General merchandise	79%	81%
Jewelry	21%	19%
	100%	100%

Composition of inventories:
General merchandise	75%	74%
Jewelry	25%	26%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,	Increase /
	June 30,		Increase /	2018	(Decrease)
	2018	2017	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$89,301	$78,970	13%	$92,898	18%
Pawn loan fees	35,187	32,378	9%	36,591	13%
Wholesale scrap jewelry sales	5,342	5,510	(3)%	5,342	(3)%
Consumer loan and credit services fees	342	444	(23)%	356	(20)%
Total revenue	130,172	117,302	11%	135,187	15%

Cost of revenue:
Cost of retail merchandise sold	58,302	49,742	17%	60,641	22%
Cost of wholesale scrap jewelry sold	5,121	5,190	(1)%	5,324	3%
Consumer loan and credit services loss provision	84	85	(1)%	88	4%
Total cost of revenue	63,507	55,017	15%	66,053	20%

Net revenue	66,665	62,285	7%	69,134	11%

Segment expenses:
Store operating expenses	33,958	31,549	8%	35,185	12%
Depreciation and amortization	2,740	2,622	5%	2,840	8%
Total segment expenses	36,698	34,171	7%	38,025	11%

Segment pre-tax operating income	$29,967	$28,114	7%	$31,109	11%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 13% (18% on a constant currency basis) to $89.3 million during the second quarter of 2018 compared to $79.0 million for the second quarter of 2017. The increase was primarily due to a 9% increase (13% on a constant currency basis) in same-store retail sales driven by strong retail demand trends, revenue contributions from recent acquisition activity and new store openings. The gross profit margin on retail merchandise sales was 35% during the second quarter of 2018 compared to 37% during the second quarter of 2017. The decrease in retail margins was in large part the result of recent acquisitions of smaller format stores that have historically had lower retail margins. The Company expects retail margins to increase over time from current levels as these acquired smaller format stores utilize the FirstPawn IT platform and store associates are trained in Company best practices that focus on general merchandise lending and retail operations.

Inventories in Latin America increased 14% (26% on a constant currency basis) from $57.4 million at June 30, 2017 to $65.2 million at June 30, 2018. The increase was primarily due to the acquisition of 188 smaller format stores in Mexico over the previous two quarters, new store openings and the maturation of existing stores. Inventories aged greater than one year in Latin America were 1% at June 30, 2018 and 2017.

Pawn Lending Operations

Pawn loan fees in Latin America increased 9% (13% on a constant currency basis) totaling $35.2 million during the second quarter of 2018 compared to $32.4 million for the second quarter of 2017, primarily as a result of the 1% (12% on a constant currency basis) increase in pawn loan receivables as of June 30, 2018 compared to June 30, 2017. The increase in pawn loan receivables was primarily driven by pawn loans acquired in the recent acquisitions and new store additions, partially offset by a same-store pawn receivable decrease of 8% (2% increase on a constant currency basis).

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 3% to $5.3 million during the second quarter of 2018 compared to $5.5 million during the second quarter of 2017. The scrap jewelry gross profit margin in Latin America was 4% (less than 1% on a constant currency basis) compared to the prior-year margin of 6%. Scrap jewelry profits accounted for less than 1% of net revenue (gross profit) for the second quarter of 2018 compared to 1% in the second quarter of 2017 and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

The Company continues to strategically focus on its core pawn business and reduce its exposure to non-core unsecured lending products. Effective June 30, 2018, the Company ceased offering its unsecured consumer loan products in Mexico and the 28 consumer loan stores were closed. As a result, the Company no longer offers an unsecured consumer loan product in Latin America.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 8% (12% on a constant currency basis) to $34.0 million during the second quarter of 2018 compared to $31.5 million during the second quarter of 2017 and same-store operating expenses decreased less than 1% (increased 3% on a constant currency basis) compared to the prior-year period. Total store operating expenses increased primarily due to the 8% increase in the weighted-average store count.

The segment pre-tax operating income for the second quarter of 2018 was $30.0 million, which generated a pre-tax segment operating margin of 23% compared to $28.1 million and 24% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2018	2017	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$53,101	$50,197	6%
Latin America operations segment pre-tax operating income	29,967	28,114	7%
Consolidated segment pre-tax operating income	83,068	78,311	6%

Corporate expenses and other income:
Administrative expenses	29,720	30,305	(2)%
Depreciation and amortization	3,175	5,646	(44)%
Interest expense	6,529	5,585	17%
Interest income	(740)	(393)	88%
Merger and other acquisition expenses	2,113	1,606	32%
Loss on extinguishment of debt	—	14,094	(100)%
Total corporate expenses and other income	40,797	56,843	(28)%

Income before income taxes	42,271	21,468	97%

Provision for income taxes	12,100	6,229	94%

Net income	$30,171	$15,239	98%

Corporate Expenses and Taxes

Administrative expenses decreased 2% to $29.7 million during the second quarter of 2018 compared to $30.3 million during the second quarter of 2017, primarily due to administrative synergies realized from the Cash America merger partially offset by an 8% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. In addition, there was a 4% unfavorable change in the average value of the Mexican peso for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which reduced comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses were 7% during the second quarter of both 2018 and 2017.

Corporate depreciation and amortization decreased to $3.2 million during the second quarter of 2018 compared to $5.6 million during the second quarter of 2017, primarily due to the realization of depreciation and amortization merger synergies and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $6.5 million in the second quarter of 2018 compared to $5.6 million for the second quarter of 2017. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses increased to $2.1 million during the second quarter of 2018 compared to $1.6 million during the second quarter of 2017, reflecting timing in acquisition and integration costs associated with the Cash America merger and the recent Latin America acquisitions. See “—Non-GAAP Financial Information” for additional details of merger and other acquisition expenses.

During the second quarter of 2017, the Company repurchased through a tender offer, or otherwise redeemed, its previously outstanding $200 million, 6.75% senior unsecured notes due 2021, incurring a loss on extinguishment of debt of $14.1 million.

For the second quarter of 2018 and 2017, the Company’s consolidated effective income tax rates were 28.6% and 29.0%, respectively. The effective tax rate for the second quarter of 2018 was impacted primarily as a result of the passage of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% in 2017 to 21% in 2018. The 28.6% effective income tax rate for the second quarter of 2018 was negatively impacted by the refinement of certain 2018 U.S. tax estimates during the quarter. The Company expects its blended effective income tax rate, including corporate income taxes on Latin American operations, to be between 26% and 27% for fiscal 2018 as a result of the Tax Act.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the second quarter of 2018 compared to the second quarter of 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2018		2017
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$419,972	$419,972	$416,629	$416,629
Net revenue	$228,428	$228,428	$224,424	$224,424
Net income	$30,171	$31,683	$15,239	$25,130
Diluted earnings per share	$0.67	$0.70	$0.32	$0.52
Weighted average diluted shares	45,043	45,043	48,289	48,289

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses and debt extinguishment costs, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

Operating Results for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

U.S. Operations Segment

The following table presents segment pre-tax operating income of the U.S. operations segment for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Six Months Ended
	June 30,
	2018	2017	Decrease
U.S. Operations Segment
Revenue:
Retail merchandise sales	$352,493	$358,518	(2)%
Pawn loan fees	184,067	192,072	(4)%
Wholesale scrap jewelry sales	51,590	59,033	(13)%
Consumer loan and credit services fees	28,440	38,900	(27)%
Total revenue	616,590	648,523	(5)%

Cost of revenue:
Cost of retail merchandise sold	225,888	230,228	(2)%
Cost of wholesale scrap jewelry sold	46,608	56,082	(17)%
Consumer loan and credit services loss provision	7,454	9,047	(18)%
Total cost of revenue	279,950	295,357	(5)%

Net revenue	336,640	353,166	(5)%

Segment expenses:
Store operating expenses	208,008	213,489	(3)%
Depreciation and amortization	10,592	12,840	(18)%
Total segment expenses	218,600	226,329	(3)%

Segment pre-tax operating income	$118,040	$126,837	(7)%

Retail Merchandise Sales Operations

U.S. retail merchandise sales decreased 2% to $352.5 million during the six months ended June 30, 2018 compared to $358.5 million for the six months ended June 30, 2017. Same-store retail sales also decreased 2% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, the gross profit margin on retail merchandise sales in the U.S. was 36% which equaled the gross profit margin during the six months ended June 30, 2017. The decline in retail sales was primarily due to strategic reductions in inventory levels in the Cash America stores.

Pawn Lending Operations

U.S. pawn loan fees decreased 4% totaling $184.1 million during the six months ended June 30, 2018 compared to $192.1 million for the six months ended June 30, 2017. Same-store pawn fees also decreased 4% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Pawn loan receivables as of June 30, 2018 decreased 2% in total and 3% on a same-store basis compared to June 30, 2017. The decline in same-store pawn receivables and pawn loan fees relates primarily to the adoption of FirstCash’s lending practices and the FirstPawn IT platform during 2017.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 13% to $51.6 million during the six months ended June 30, 2018 compared to $59.0 million during the six months ended June 30, 2017. The scrap jewelry gross profit margin in the U.S. was 10% compared to the prior-year margin of 5%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for both the six months ended June 30, 2018 and 2017 and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 27% to $28.4 million during the six months ended June 30, 2018 compared to $38.9 million for the six months ended June 30, 2017. The Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints and internet-based competition and expects to continue to strategically close underperforming stand-alone consumer loan and credit services stores in 2018 and beyond. Revenues from consumer lending operations comprised 5% of U.S. revenue during the six months ended June 30, 2018 compared to 6% of U.S. revenue during the six months ended June 30, 2017 and is considered a non-core revenue stream of the Company.

In April 2018, the Company sold the remaining assets of its eight California consumer lending stores. As a result, the Company no longer has operations in California. The Company recorded an immaterial loss resulting from the sale and store closures, which includes the cost of terminating the remaining lease liabilities.

The Company is currently evaluating regulatory changes in the state of Ohio. A state bill, recently signed into law by the governor, will significantly reduce, if not eliminate entirely, the consumer lending and credit services products and related revenues in Ohio when it becomes effective on or about April 26, 2019. The Company currently operates 119 stores in Ohio, all of which offer consumer loan and credit services products, which will be negatively impacted by the legislation when it becomes effective. See “—Regulatory Developments” for further information about the legislation and the potential impact on the Company’s results of operations.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 3% to $208.0 million during the six months ended June 30, 2018 compared to $213.5 million during the six months ended June 30, 2017, primarily due to continued efforts to optimize store operations in the Cash America stores. Same-store operating expenses decreased 1% compared with the prior-year period.

U.S. store depreciation and amortization decreased 18% to $10.6 million during the six months ended June 30, 2018 compared to $12.8 million during the six months ended June 30, 2017, primarily due to a reduction in capital spending in Cash America stores compared to pre-merger levels.

The U.S. segment pre-tax operating income for the six months ended June 30, 2018 was $118.0 million, which generated a pre-tax segment operating margin of 19% compared to $126.8 million and 20% in the prior year, respectively. The decline in the segment pre-tax operating margin was due to net revenue pressure during the six months ended June 30, 2018 primarily a result of declines in non-core consumer lending gross profits and Cash America store integration efforts, partially offset by a reduction in store operating expenses and store depreciation and amortization.

Latin America Operations Segment

Latin American results of operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 benefited from a 2% favorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income of the Latin America operations segment for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,		Increase /	2018	(Decrease)
	2018	2017	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$173,090	$145,298	19%	$169,483	17%
Pawn loan fees	68,738	58,811	17%	67,324	14%
Wholesale scrap jewelry sales	10,610	10,724	(1)%	10,610	(1)%
Consumer loan and credit services fees	744	849	(12)%	728	(14)%
Total revenue	253,182	215,682	17%	248,145	15%

Cost of revenue:
Cost of retail merchandise sold	112,183	91,880	22%	109,857	20%
Cost of wholesale scrap jewelry sold	9,963	9,457	5%	9,752	3%
Consumer loan and credit services loss provision	167	187	(11)%	163	(13)%
Total cost of revenue	122,313	101,524	20%	119,772	18%

Net revenue	130,869	114,158	15%	128,373	12%

Segment expenses:
Store operating expenses	68,136	60,325	13%	66,856	11%
Depreciation and amortization	5,449	5,019	9%	5,347	7%
Total segment expenses	73,585	65,344	13%	72,203	10%

Segment pre-tax operating income	$57,284	$48,814	17%	$56,170	15%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 19% (17% on a constant currency basis) to $173.1 million during the six months ended June 30, 2018 compared to $145.3 million for the six months ended June 30, 2017. The increase was primarily due to a 15% increase (13% on a constant currency basis) in same-store retail sales driven by strong retail demand trends, revenue contributions from recent acquisition activity and new store openings. The gross profit margin on retail merchandise sales was 35% during the six months ended June 30, 2018 compared to 37% during the six months ended June 30, 2017. The decrease in retail margins was in large part the result of recent acquisitions of smaller format stores that have historically had lower retail margins. The Company expects retail margins to increase over time from current levels as these acquired smaller format stores utilize the FirstPawn IT platform and store associates are trained in Company best practices that focus on general merchandise lending and retail operations.

Pawn Lending Operations

Pawn loan fees in Latin America increased 17% (14% on a constant currency basis) totaling $68.7 million during the six months ended June 30, 2018 compared to $58.8 million for the six months ended June 30, 2017, primarily as a result of the 1% (12% on a constant currency basis) increase in pawn loan receivables as of June 30, 2018 compared to June 30, 2017. The increase in pawn receivables was primarily driven by pawn loans acquired in the recent acquisitions and new store additions, partially offset by a same-store pawn receivable decrease of 8% (2% increase on a constant currency basis).

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 1% to $10.6 million during the six months ended June 30, 2018 compared to $10.7 million during the six months ended June 30, 2017. The scrap jewelry gross profit margin in Latin America was 6% (8% on a constant currency basis) compared to the prior-year margin of 12%. Scrap jewelry profits accounted for less than 1% of Latin America net revenue (gross profit) for the six months ended June 30, 2018 compared to 1% for the six months ended June 30, 2017 and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

The Company continues to strategically focus on its core pawn business and reduce its exposure to non-core unsecured lending products. Effective June 30, 2018, the Company ceased offering its unsecured consumer loan products in Mexico and the 28 consumer loan stores were closed. As a result, the Company no longer offers an unsecured consumer loan product in Latin America.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 13% (11% on a constant currency basis) to $68.1 million during the six months ended June 30, 2018 compared to $60.3 million during the six months ended June 30, 2017 and same-store operating expenses increased 7% (5% on a constant currency basis) compared to the prior-year period. The increase in both total and same-store operating expenses was partially due to increased compensation expense related to wage inflation beginning during the second quarter of 2017. Additionally, total store operating expenses increased due to the 7% increase in the weighted-average store count.

The segment pre-tax operating income for the six months ended June 30, 2018 was $57.3 million, which generated a pre-tax segment operating margin of 23% compared to $48.8 million and 23% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2018	2017	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$118,040	$126,837	(7)%
Latin America operations segment pre-tax operating income	57,284	48,814	17%
Consolidated segment pre-tax operating income	175,324	175,651	—%

Corporate expenses and other income:
Administrative expenses	57,722	63,543	(9)%
Depreciation and amortization	6,194	11,073	(44)%
Interest expense	12,727	11,698	9%
Interest income	(1,721)	(720)	139%
Merger and other acquisition expenses	2,352	2,253	4%
Loss on extinguishment of debt	—	14,094	(100)%
Total corporate expenses and other income	77,274	101,941	(24)%

Income before income taxes	98,050	73,710	33%

Provision for income taxes	26,244	25,826	2%

Net income	$71,806	$47,884	50%

Corporate Expenses and Taxes

Administrative expenses decreased 9% to $57.7 million during the six months ended June 30, 2018 compared to $63.5 million during the six months ended June 30, 2017, primarily due to administrative synergies realized from the Cash America merger, partially offset by a 7% increase in the weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth and a 2% favorable change in the average value of the Mexican peso, which increased comparative administrative expenses in Mexico. As a percentage of revenue, administrative expenses were 7% during both the six months ended June 30, 2018 and 2017.

Corporate depreciation and amortization decreased to $6.2 million during the six months ended June 30, 2018 compared to $11.1 million during the six months ended June 30, 2017, primarily due to the realization of depreciation and amortization merger synergies and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $12.7 million during the six months ended June 30, 2018 compared to $11.7 million for the six months ended June 30, 2017. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses increased to $2.4 million during the six months ended June 30, 2018 compared to $2.3 million for the six months ended June 30, 2017, reflecting timing in acquisition and integration costs associated with the Cash America merger and the recent Latin America acquisitions. See “—Non-GAAP Financial Information” for additional details of merger and other acquisition expenses.

During the six months ended June 30, 2017, the Company repurchased through a tender offer, or otherwise redeemed, its previously outstanding $200 million, 6.75% senior unsecured notes due 2021, incurring a loss on extinguishment of debt of $14.1 million.

For the six months ended June 30, 2018 and 2017, the Company’s consolidated effective income tax rates were 26.8% and 35.0%, respectively. The effective tax rate for the six months ended June 30, 2018 was impacted primarily as a result of the passage of the Tax Act on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% in 2017 to 21% in 2018. The Company expects its blended effective income tax rate, including corporate income taxes on Latin American operations, to be between 26% and 27% for fiscal 2018 as a result of the Tax Act.

Net Income, Adjusted Net Income, Net Income Per Share and Adjusted Net Income Per Share

The following table sets forth revenue, net revenue, net income, net income per share, adjusted net income and adjusted net income per share for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2018		2017
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$869,772	$869,772	$864,205	$864,205
Net revenue	$467,509	$467,509	$467,324	$467,324
Net income	$71,806	$73,502	$47,884	$58,183
Diluted earnings per share	$1.57	$1.61	$0.99	$1.20
Weighted average diluted shares	45,757	45,757	48,345	48,345

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses and debt extinguishment costs, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Net Income Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company’s primary sources of liquidity were $83.1 million in cash and cash equivalents, $173.4 million of available and unused funds under the Company’s revolving credit facility, $408.5 million in customer loans and fees and service charges receivable and $249.7 million in inventories. As of June 30, 2018, the amount of cash associated with indefinitely reinvested foreign earnings was $49.5 million, which is primarily held in Mexican pesos. The Company had working capital of $644.2 million as of June 30, 2018 and total equity exceeded liabilities by a ratio of 1.9 to 1.

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its primary revolving unsecured credit facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2018, the Net Debt Ratio was 1.6 to 1. See “—Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

The Company used the proceeds from the offering of the Notes to repurchase, or otherwise redeem, its previously outstanding $200.0 million, 6.75% senior unsecured notes due 2021 (the “2021 Notes”). As a result, during the six months ended June 30, 2017, the Company recognized a $14.1 million loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes.

At June 30, 2018, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $400.0 million which matures on September 2, 2022. At June 30, 2018, the Company had $221.5 million in outstanding borrowings and $5.1 million in outstanding letters of credit under the Credit Facility, leaving $173.4 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2018 was 4.50% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the Credit Facility as of June 30, 2018, and believes it has the capacity to borrow a substantial portion of the amount available under the Credit Facility under the most restrictive covenant. During the six months ended June 30, 2018, the Company received net proceeds of $114.5 million from borrowings pursuant to the Credit Facility.

In general, revenue growth is dependent upon the Company’s ability to fund the addition of store locations (both de novo openings and acquisitions) and growth in customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its revolving unsecured credit facility, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters) and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “—Regulatory Developments.”

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended
	June 30,
	2018	2017
Cash flow provided by operating activities	$119,967	$102,813
Cash flow provided by (used in) investing activities	$(28,446)	$15,447
Cash flow used in financing activities	$(122,554)	$(122,908)

	Balance at June 30,
	2018	2017
Working capital	$644,218	$731,637
Current ratio	6.5:1	6.8:1
Liabilities to equity ratio	0.5:1	0.4:1
Net Debt Ratio (1)	1.6:1	1.2:1

(1)	Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “—Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities increased $17.2 million, or 17%, from $102.8 million for the six months ended June 30, 2017 to $120.0 million for the six months ended June 30, 2018, due to an increase in net income of $23.9 million and net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in operating assets and liabilities (as detailed in the condensed consolidated statements of cash flows).

Net cash provided by investing activities decreased $43.9 million, or 284%, from $15.4 million for the six months ended June 30, 2017 to net cash used in investing activities of $28.4 million for the six months ended June 30, 2018. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions and purchases of property and equipment. In addition, net cash flows related to fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $36.2 million in cash related to acquisitions and $23.2 million for property and equipment during the six months ended June 30, 2018 compared to $1.1 million and $17.4 million in the prior-year period, respectively. The Company received funds from a net decrease in pawn and consumer loans of $30.9 million during the six months ended June 30, 2018 compared to $34.0 million during the six months ended June 30, 2017.

Net cash used in financing activities decreased $0.4 million, or 0%, from $122.9 million for the six months ended June 30, 2017 to $122.6 million for the six months ended June 30, 2018. Net borrowings on the Company’s credit facility were $114.5 million during the six months ended June 30, 2018 compared to net payments of $163.0 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, the Company received $300.0 million in proceeds from the private offering of the Notes and paid $4.7 million in debt issuance costs related to the Notes and the Credit Facility. Using part of the proceeds from the Notes, the Company repurchased, or otherwise redeemed, the 2021 Notes and paid tender or redemption premiums over the face value of the 2021 Notes and other reacquisition costs of $10.9 million during the six months ended June 30, 2017. The Company funded $217.3 million worth of common stock share repurchases and paid dividends of $20.2 million during the six months ended June 30, 2018, compared to funding $26.3 million worth of share repurchases and dividends paid of $18.3 million during the six months ended June 30, 2017.

During the six months ended June 30, 2018, the Company opened 27 new pawn stores in Latin America, acquired 188 pawn stores in Latin America and acquired 18 pawn stores in the U.S. The cumulative all-cash purchase price of the 2018 acquisitions was $44.0 million, net of cash acquired and subject to future post-closing adjustments. The purchases were composed of $36.2 million in cash paid during the six months ended June 30, 2018 and $7.8 million of deferred purchase price payable in cash to the sellers in 2018 and 2019. The Company funded $23.2 million in capital expenditures during the six months ended June 30, 2018, primarily for maintenance capital expenditures, new store additions and corporate assets, but also included $8.7 million related to the purchase of real estate primarily at existing stores.

The Company intends to continue expansion primarily through acquisitions and new store openings. For fiscal 2018, the Company expects to add 265 to 270 locations, which includes the 188 smaller format stores acquired in Mexico and the 45 large format stores acquired or opened during the first half of the year. The Company anticipates opening an additional 32 to 37 large format stores over the remainder of the year. Additionally, as opportunities arise at attractive prices, the Company intends to continue purchasing the real estate from its landlords at existing stores. Excluding these real estate purchases, the Company expects total capital expenditures for 2018, including expenditures for new and remodeled stores and other corporate assets, will total approximately $27.5 million to $32.5 million. Management believes cash on hand, the amounts available to be drawn under the credit facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2018.

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

In May 2017, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock. During January 2018, the Company completed the May 2017 stock repurchase program after repurchasing approximately 239,000 shares of its common stock at an aggregate cost of $17.3 million. In October 2017, the Company’s Board of Directors authorized an additional $100.0 million share repurchase plan that became effective on January 31, 2018, following the completion of the May 2017 share repurchase plan. The Company completed the October 2017 share repurchase program in April 2018 after repurchasing 1,282,000 shares of its common stock at an aggregate cost of $100.0 million and an average cost per share of $78.01. In April 2018, the Company’s Board of Directors authorized an additional common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on April 25, 2018. The Company completed the April 2018 share repurchase program in June 2018 after repurchasing 1,098,000 shares of its common stock at an aggregate cost of $100.0 million and an average cost per share of $91.06.

In July 2018, the Company’s Board of Directors authorized a new common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on July 25, 2018. The Company intends to continue repurchases under the July 2018 repurchase program through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Total cash dividends paid during the six months ended June 30, 2018 and 2017 were $20.2 million and $18.3 million, respectively. In January 2018, the Company’s Board of Directors approved a plan to increase the annual dividend to $0.88 per share, or $0.22 per share quarterly, beginning in the first quarter of 2018. The declared $0.22 per share third quarter cash dividend on common shares outstanding, or an aggregate of $9.8 million based on June 30, 2018 share counts, will be paid on August 31, 2018 to stockholders of record as of August 15, 2018. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

The Company has adjusted the applicable financial measures to exclude, among other expenses and benefits, merger and other acquisition expenses because it generally would not incur such costs and expenses as part of its continuing operations. Merger and other acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities among others.

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

The following table provides a reconciliation between the net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income, as reported	$30,171	$0.67	$15,239	$0.32	$71,806	$1.57	$47,884	$0.99
Adjustments, net of tax:
Merger and other acquisition expenses:
Transaction	1,344	0.03	—	—	1,344	0.03	—	—
Severance and retention	1	—	447	0.01	43	—	801	0.02
Other	167	—	565	0.01	309	0.01	619	0.01
Total merger and other acquisition expenses	1,512	0.03	1,012	0.02	1,696	0.04	1,420	0.03
Loss on extinguishment of debt	—	—	8,879	0.18	—	—	8,879	0.18
Adjusted net income	$31,683	$0.70	$25,130	$0.52	$73,502	$1.61	$58,183	$1.20

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$2,113	$601	$1,512	$1,606	$594	$1,012
Loss on extinguishment of debt	—	—	—	14,094	5,215	8,879
Total adjustments	$2,113	$601	$1,512	$15,700	$5,809	$9,891

	Six Months Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$2,352	$656	$1,696	$2,253	$833	$1,420
Loss on extinguishment of debt	—	—	—	14,094	5,215	8,879
Total adjustments	$2,352	$656	$1,696	$16,347	$6,048	$10,299

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance, and adjusted EBITDA is used in the calculation of the Net Debt Ratio as defined in the Company’s senior notes covenants. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA (dollars in thousands):

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018		2017
Net income	$30,171	$15,239	$71,806	$47,884		$167,814		$83,164
Income taxes	12,100	6,229	26,244	25,826		28,838		47,086
Depreciation and amortization	10,952	14,689	22,235	28,932		48,536		50,913
Interest expense	6,529	5,585	12,727	11,698		25,064		23,232
Interest income	(740)	(393)	(1,721)	(720)		(2,598)		(973)
EBITDA	59,012	41,349	131,291	113,620		267,654		203,422
Adjustments:
Merger and other acquisition expenses	2,113	1,606	2,352	2,253		9,161		34,444
Loss on extinguishment of debt	—	14,094	—	14,094		20		14,094
Net gain on sale of common stock of Enova	—	—	—	—		—		(1,299)
Adjusted EBITDA	$61,125	$57,049	$133,643	$129,967		$276,835		$250,661

Net Debt Ratio calculated as follows:
Total debt (outstanding principal)						$521,500		$397,000
Less: cash and cash equivalents						(83,127)		(91,434)
Net debt						$438,373		$305,566
Adjusted EBITDA						$276,835		$250,661
Net Debt Ratio					1.6	:1	1.2	:1

Free Cash Flow and Adjusted Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow and adjusted free cash flow. The Company defines free cash flow as cash flow from operating activities less purchases of property and equipment and net fundings/repayments of pawn and consumer loans, which are considered to be operating in nature by the Company but are included in cash flow from investing activities, and adjusted free cash flow as free cash flow adjusted for merger and other acquisition expenses paid that management considers to be non-operating in nature. Free cash flow and adjusted free cash flow are commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. The following table reconciles cash flow from operating activities to free cash flow and adjusted free cash flow (in thousands):

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Cash flow from operating activities	$28,651	$38,948	$119,967	$102,813	$237,511	$160,094
Cash flow from investing activities:
Loan receivables, net of cash repayments	(25,307)	(33,226)	30,913	33,963	37,685	27,357
Purchases of property and equipment (1)	(14,351)	(9,325)	(23,188)	(17,401)	(42,922)	(34,191)
Free cash flow	(11,007)	(3,603)	127,692	119,375	232,274	153,260
Merger and other acquisition expenses paid, net of tax benefit	1,531	1,743	3,099	3,545	6,213	22,929
Adjusted free cash flow	$(9,476)	$(1,860)	$130,791	$122,920	$238,487	$176,189

(1)
Includes $5.3 million and $2.7 million of real estate expenditures, primarily at existing stores, for the three months ended June 30, 2018 and 2017, respectively, $8.7 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively, and $15.2 million and $8.8 million for the trailing twelve months ended June 30, 2018 and 2017, respectively.

Constant Currency Results

The Company’s reporting currency is the U.S. dollar. However, certain performance metrics discussed in this report are presented on a “constant currency” basis, which is considered a non-GAAP financial measure. The Company’s management uses constant currency results to evaluate operating results of business operations in Latin America, which are primarily transacted in local currencies.

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

On July 30, 2018, the governor of Ohio signed into law the Ohio Fairness in Lending Act (the “Act”). The Act will significantly impact the consumer loan industry in Ohio. The Act effectively caps a consumer loan amount at $1,000, substantially limits consumer loans with maturities of less than 90 days by capping monthly payments as a percentage of the borrower’s gross income, creates a maximum loan term of one year, caps interest rates at 28% per annum and caps the total cost of a consumer loan (including fees) at 60% of the original principal. There are also other provisions such as disclosure requirements, maximum borrowing levels and collections restrictions. In addition, the Act essentially eliminates the use of credit service organizations (each a “CSO”) by prohibiting a CSO from brokering loans that meet any of the following conditions: (i) the loan amount is less than $5,000, (ii) the term of the loan is less than one year, and (iii) the APR exceeds 28%. The provisions of the Act become effective on or about April 26, 2019.

The Company currently operates 113 Cashland-branded stores in Ohio that primarily offer consumer loan and credit services products and six Cash America-branded pawn stores in Ohio that offer consumer loan and credit services as ancillary products, all of which will be negatively impacted by the Act. It is not expected that the regulatory changes will materially affect the Company’s Ohio-based consumer lending and credit services revenues in 2018, which the Company estimates to be approximately $40 million, representing less than 2.5% of consolidated revenue. The Company will continue to analyze the viability of its Cashland operations in Ohio in 2019, which is when the provisions of the law become effective. Most of the Cashland stores currently offer pawn loans and pawn retailing as ancillary products. While many of the Cashland stores will likely be closed, a significant number may continue operating as pawn stores.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of June 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2017, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock. During January 2018, the Company completed the May 2017 stock repurchase program after repurchasing approximately 239,000 shares of its common stock at an aggregate cost of $17.3 million. In October 2017, the Company’s Board of Directors authorized an additional $100.0 million share repurchase plan that became effective on January 31, 2018, following the completion of the May 2017 share repurchase plan. The Company completed the October 2017 share repurchase program in April 2018 after repurchasing 1,282,000 shares of its common stock at an aggregate cost of $100.0 million and an average cost per share of $78.01. In April 2018, the Company’s Board of Directors authorized an additional common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on April 25, 2018. The Company completed the April 2018 share repurchase program in June 2018 after repurchasing 1,098,000 shares of its common stock at an aggregate cost of $100.0 million and an average cost per share of $91.06.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during the six months ended June 30, 2018 (in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2018	239,000	$72.29	239,000	$100,000
February 1 through February 28, 2018	405,000	74.15	405,000	$69,971
March 1 through March 31, 2018	734,000	79.43	734,000	$11,645
April 1 through April 30, 2018	178,000	82.73	178,000	$96,955
May 1 through May 31, 2018	770,000	90.23	770,000	$27,478
June 1 through June 30, 2018	293,000	93.71	293,000	—
Total	2,619,000	$82.96	2,619,000

In July 2018, the Company’s Board of Directors authorized a new common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on July 25, 2018. The Company intends to continue repurchases under the July 2018 repurchase program through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On July 30, 2018, the Company entered into new employment agreements with Raul R. Ramos, the Company’s SVP Latin American Operations and Anna M. Alvarado, the Company’s General Counsel, which were approved by the Compensation Committee (the “Committee”) of the Board of Directors of the Company on July 25, 2018. The employment agreements became effective upon signing and terms of the employment agreements run through December 31, 2021, subject to automatic one-year extensions thereafter, unless either the Company or the executive gives at least 90 days’ written notice to the other party that the employment agreement shall not be extended.

The employment agreements provide for annual base salaries of $420,000 for Mr. Ramos and $500,000 for Ms. Alvarado, in each case subject to annual review and increases in the discretion of the Committee. The executives will also be eligible to earn an annual bonus based on satisfaction of performance criteria established by the Committee for each fiscal year during the term of the agreement, with a target bonus opportunity equal to not less than 50% of the executive’s then current base salary. In addition, the executives will be eligible to participate in any of the Company’s incentive, savings, retirement and welfare benefit plans available to other senior officers of the Company.

The employment agreements provide that if an executive’s employment with the Company is terminated during the term by the Company without “cause” or by the executive for “good reason” (as such terms are defined in the employment agreements), the executive would be entitled to a lump sum cash severance payment equal to 75% (or 150%, if such termination occurs within twelve months following a change in control of the Company) of the sum of (i) the executive’s base salary in effect as of the termination, and (ii) the average of the annual bonuses earned by the executive for each of the three fiscal years immediately preceding the year in which the termination occurs. The executive would also be entitled to continue to participate in the Company’s health and welfare benefit plans at active employee rates for a period of twelve months (the “COBRA subsidy”). In addition, if such termination occurs within twelve months following a change in control of the Company, the executive would be entitled to a pro rata annual bonus for the year in which the termination occurs, and accelerated vesting and full payout under of all outstanding time-vesting and performance-based equity incentive awards (based on an assumed achievement of all relevant performance goals at “target” level, or based on a higher actual or deemed level of achievement of performance goals, in the sole discretion of the Committee). Furthermore, if such termination occurs within twelve months following a change in control of the Company, the Company will pay to the executive, in lieu of the COBRA subsidy described above, a lump sum in cash in an amount equal to the full monthly cost of the executive’s health and welfare benefit coverage multiplied by 18.

The employment agreements prohibit the executives from competing with the Company during the employment term and for a period of 24 months following termination of employment. The executives would also be prohibited from soliciting Company customers and recruiting Company employees during this period.

The employment agreements of Mr. Ramos and Ms. Alvarado are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and each is incorporated herein by reference and the foregoing descriptions of these employment agreement are qualified in their entirety by these exhibits.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.2	09/02/2016
10.1	Employment agreement between Raul Ramos and FirstCash, Inc., dated July 30, 2018 **					X
10.2	Employment agreement between Anna M. Alvarado and FirstCash, Inc., dated July 30, 2018 **					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 2018, filed with the SEC on August 1, 2018, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2018, June 30, 2017 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and June 30, 2017, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 and (vi) Notes to Condensed Consolidated Financial Statements.
X

**	Indicates management contract or compensatory plan, contract or agreement.

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

Dated: August 1, 2018	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)