Form 10-Q
period 2018-09-30
FIRSTCASH, INC
filed 2018-10-31
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
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

As of October 25, 2018, there were 43,832,215 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2018	2017	2017
ASSETS
Cash and cash equivalents	$57,025	$93,411	$114,423
Fees and service charges receivable	49,141	45,134	42,736
Pawn loans	387,733	371,367	344,748
Consumer loans, net	17,804	24,515	23,522
Inventories	277,438	308,683	276,771
Income taxes receivable	1,065	27,867	19,761
Prepaid expenses and other current assets	18,396	23,818	20,236
Total current assets	808,602	894,795	842,197

Property and equipment, net	250,088	234,309	230,341
Goodwill	906,322	834,883	831,145
Intangible assets, net	88,900	95,991	93,819
Other assets	50,635	59,054	54,045
Deferred tax assets	11,933	12,694	11,237
Total assets	$2,116,480	$2,131,726	$2,062,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$103,223	$94,769	$84,331
Customer deposits	35,874	37,626	32,019
Income taxes payable	279	3,763	4,221
Total current liabilities	139,376	136,158	120,571

Revolving unsecured credit facility	305,000	140,000	107,000
Senior unsecured notes	295,722	294,961	295,243
Deferred tax liabilities	52,149	73,203	47,037
Other liabilities	12,505	19,725	17,600
Total liabilities	804,752	664,047	587,451

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	493	493
Additional paid-in capital	1,222,947	1,219,589	1,220,356
Retained earnings	569,691	436,159	494,457
Accumulated other comprehensive loss	(97,970)	(88,445)	(111,877)
Common stock held in treasury, at cost	(383,433)	(100,117)	(128,096)
Total stockholders’ equity	1,311,728	1,467,679	1,475,333
Total liabilities and stockholders’ equity	$2,116,480	$2,131,726	$2,062,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Retail merchandise sales	$256,417	$246,334	$782,000	$750,150
Pawn loan fees	134,613	132,545	387,418	383,428
Wholesale scrap jewelry sales	24,650	37,528	86,850	107,285
Consumer loan and credit services fees	14,198	19,005	43,382	58,754
Total revenue	429,878	435,412	1,299,650	1,299,617

Cost of revenue:
Cost of retail merchandise sold	163,287	161,350	501,358	483,458
Cost of wholesale scrap jewelry sold	23,859	36,831	80,430	102,370
Consumer loan and credit services loss provision	5,474	6,185	13,095	15,419
Total cost of revenue	192,620	204,366	594,883	601,247

Net revenue	237,258	231,046	704,767	698,370

Expenses and other income:
Store operating expenses	141,755	138,966	417,899	412,780
Administrative expenses	29,977	29,999	87,699	93,542
Depreciation and amortization	10,850	13,872	33,085	42,804
Interest expense	7,866	6,129	20,593	17,827
Interest income	(495)	(418)	(2,216)	(1,138)
Merger and other acquisition expenses	3,222	911	5,574	3,164
Loss on extinguishment of debt	—	20	—	14,114
Total expenses and other income	193,175	189,479	562,634	583,093

Income before income taxes	44,083	41,567	142,133	115,277

Provision for income taxes	10,758	13,293	37,002	39,119

Net income	$33,325	$28,274	$105,131	$76,158

Earnings per share:
Basic	$0.76	$0.59	$2.33	$1.58
Diluted	$0.76	$0.59	$2.33	$1.58

Dividends declared per common share	$0.22	$0.19	$0.66	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$33,325	$28,274	$105,131	$76,158
Other comprehensive income:
Currency translation adjustment	16,698	(4,981)	13,907	31,361
Comprehensive income	$50,023	$23,293	$119,038	$107,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2017	—	$—	49,276	$493	$1,220,356	$494,457	$(111,877)	2,362	$(128,096)	$1,475,333
Shares issued under share-based com-pensation plan	—	—	—	—	(1,240)	—	—	(22)	1,240	—
Exercise of stock options	—	—	—	—	(294)	—	—	(10)	694	400
Share-based compensa-tion expense	—	—	—	—	4,125	—	—	—	—	4,125
Net income	—	—	—	—	—	105,131	—	—	—	105,131
Dividends paid	—	—	—	—	—	(29,897)	—	—	—	(29,897)
Currency translation adjustment	—	—	—	—	—	—	13,907	—	—	13,907
Purchases of treasury stock	—	—	—	—	—	—	—	3,114	(257,271)	(257,271)
Balance at 9/30/2018	—	$—	49,276	$493	$1,222,947	$569,691	$(97,970)	5,444	$(383,433)	$1,311,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at 12/31/2016	—	$—	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986
Shares issued under share-based com-pensation plan	—	—	—	—	(440)	—	—	(10)	440	—
Exercise of stock options	—	—	—	—	(242)	—	—	(13)	549	307
Share-based compensa-tion expense	—	—	—	—	2,302	—	—	—	—	2,302
Net income	—	—	—	—	—	76,158	—	—	—	76,158
Dividends paid	—	—	—	—	—	(27,400)	—	—	—	(27,400)
Currency translation adjustment	—	—	—	—	—	—	31,361	—	—	31,361
Purchases of treasury stock	—	—	—	—	—	—	—	1,182	(65,035)	(65,035)
Balance at 9/30/2017	—	$—	49,276	$493	$1,219,589	$436,159	$(88,445)	1,928	$(100,117)	$1,467,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTCASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities:
Net income	$105,131	$76,158
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	7,101	10,012
Share-based compensation expense	4,125	2,302
Depreciation and amortization expense	33,085	42,804
Amortization of debt issuance costs	1,448	1,322
Amortization of favorable/(unfavorable) lease intangibles, net	(341)	(744)
Loss on extinguishment of debt	—	14,114
Deferred income taxes, net	4,953	11,137
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	(3,988)	(3,017)
Inventories	3,227	5,206
Prepaid expenses and other assets	(10)	7,819
Accounts payable, accrued liabilities and other liabilities	4,857	(21,036)
Income taxes	14,631	2,769
Net cash flow provided by operating activities	174,219	148,846
Cash flow from investing activities:
Loan receivables, net of cash repayments	(13,055)	5,261
Purchases of property and equipment	(40,754)	(26,595)
Acquisitions of pawn stores, net of cash acquired	(88,387)	(1,141)
Net cash flow used in investing activities	(142,196)	(22,475)
Cash flow from financing activities:
Borrowings from revolving unsecured credit facility	357,500	181,000
Repayments of revolving unsecured credit facility	(159,500)	(301,000)
Issuance of senior unsecured notes	—	300,000
Repurchase/redemption of senior unsecured notes	—	(200,000)
Repurchase/redemption premiums paid on senior unsecured notes	—	(10,895)
Debt issuance costs paid	—	(5,342)
Purchases of treasury stock	(258,545)	(65,035)
Proceeds from exercise of share-based compensation awards	400	307
Dividends paid	(29,897)	(27,400)
Net cash flow used in financing activities	(90,042)	(128,365)
Effect of exchange rates on cash	621	5,450
Change in cash and cash equivalents	(57,398)	3,456
Cash and cash equivalents at beginning of the period	114,423	89,955
Cash and cash equivalents at end of the period	$57,025	$93,411

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

These unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2018. The condensed consolidated financial statements as of September 30, 2018 and 2017, and for the three month and nine month periods ended September 30, 2018 and 2017, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month and nine month periods ended September 30, 2018 and 2017. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains largely unchanged. In July 2018, the Financial Accounting Standards Board issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) which updates narrow aspects of the guidance issued in ASU 2016-02. In July 2018, the Financial Accounting Standards Board issued ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) which provides an optional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2016-02, ASU 2018-10 and ASU 2018-11 on its consolidated financial statements, though the adoption will result in a material increase in the assets and liabilities reflected on its consolidated balance sheets.

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

In August 2018, the Financial Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect ASU 2018-13 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$33,325	$28,274	$105,131	$76,158

Denominator:
Weighted-average common shares for calculating basic earnings per share	43,981	47,628	45,107	48,090
Effect of dilutive securities:
Stock options and nonvested common stock awards	135	40	97	27
Weighted-average common shares for calculating diluted earnings per share	44,116	47,668	45,204	48,117

Earnings per share:
Basic	$0.76	$0.59	$2.33	$1.58
Diluted	$0.76	$0.59	$2.33	$1.58

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the nine months ended September 30, 2018, the Company acquired 342 pawn stores in Mexico in four separate transactions and 18 pawn stores located in the U.S. in seven separate transactions. The all-cash aggregate purchase price for these acquisitions was $105.0 million, net of cash acquired and subject to future post-closing adjustments. The purchases were composed of $88.4 million in cash paid during the nine months ended September 30, 2018 and remaining payables to the sellers of approximately $16.6 million. The purchase price of each acquisition was allocated to assets and liabilities acquired based upon their estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired and liabilities assumed has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase price of the Company’s individually immaterial acquisitions during the nine months ended September 30, 2018 is as follows (in thousands):

Pawn loans	$18,714
Pawn loan fees receivable	1,866
Inventory	9,534
Other current assets	863
Property and equipment	3,717
Goodwill (1)	70,957
Intangible assets (2)	871
Other non-current assets	168
Current liabilities	(1,657)
Aggregate purchase price	$105,033

(1)
Goodwill associated with the U.S. operations segment and the Latin America operations segment was $5.2 million and $65.8 million, respectively. Substantially all of the goodwill is expected to be deductible for respective U.S. and Mexico income tax purposes.

(2)	Intangible assets primarily consist of customer relationships, which are generally amortized over 5 years.

The results of operations for the acquired stores have been consolidated since the respective acquisition dates. During the nine months ended September 30, 2018, revenue from the acquired stores was $21.0 million and the net loss from the combined acquisitions since the acquisition dates (including approximately $3.6 million of transaction and integration costs) was approximately $1.9 million.

Historical pre-acquisition financial statements of the four separate Mexico acquisitions were created in local country GAAP and the Company did not obtain pre-acquisition financial statements prepared in accordance with U.S. GAAP. As a result and due to the insignificance of these acquisitions, it is impractical for the Company to adequately present supplemental pro forma information.

Note 4 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs (in thousands):

	September 30,		December 31,
	2018	2017	2017
5.375% senior unsecured notes due 2024 (1)	$295,722	$294,961	$295,243
Revolving unsecured credit facility, maturing 2022	305,000	140,000	107,000
Total long-term debt	$600,722	$434,961	$402,243

(1)
As of September 30, 2018, September 30, 2017 and December 31, 2017, deferred debt issuance costs of $4.3 million, $5.0 million and $4.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying condensed consolidated balance sheets.

Senior Unsecured Notes

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its revolving unsecured credit facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period.

The Company used the proceeds from the offering of the Notes to repurchase, or otherwise redeem, its previously outstanding $200.0 million, 6.75% senior unsecured notes due 2021 (the “2021 Notes”). As a result, during the nine months ended September 30, 2017, the Company recognized a $14.1 million loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes.

Revolving Unsecured Credit Facility

At September 30, 2018, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $400.0 million, which matures on September 2, 2022. At September 30, 2018, the Company had $305.0 million in outstanding borrowings and $3.2 million in outstanding letters of credit under the Credit Facility, leaving $91.8 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2018 was 4.66% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2018. During the nine months ended September 30, 2018, the Company received net proceeds of $198.0 million from borrowings pursuant to the Credit Facility.

On October 4, 2018, the Company amended and extended the Credit Facility. The total lender commitment under the amended facility increased from $400.0 million to $425.0 million and the term was extended to October 4, 2023. Certain financial covenants in the facility were amended, including an increase in the permitted consolidated leverage ratio from 2.75 to 3.0 times EBITDA adjusted for certain items as defined in the Credit Facility and an increase in the permitted domestic leverage ratio from 3.5 to 4.0 times domestic EBITDA adjusted for certain items as defined in the Credit Facility. The Credit Facility remains unsecured and continues to bear interest, at the Company’s option, at either (i) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%.

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

Recurring Fair Value Measurements

As of September 30, 2018, 2017 and December 31, 2017, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2018, 2017 and December 31, 2017 that are not measured at fair value in the condensed consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,025	$57,025	$57,025	$—	$—
Fees and service charges receivable	49,141	49,141	—	—	49,141
Pawn loans	387,733	387,733	—	—	387,733
Consumer loans, net	17,804	17,804	—	—	17,804
	$511,703	$511,703	$57,025	$—	$454,678

Financial liabilities:
Revolving unsecured credit facility	$305,000	$305,000	$—	$305,000	$—
Senior unsecured notes (outstanding principal)	300,000	300,000	—	300,000	—
	$605,000	$605,000	$—	$605,000	$—

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$93,411	$93,411	$93,411	$—	$—
Fees and service charges receivable	45,134	45,134	—	—	45,134
Pawn loans	371,367	371,367	—	—	371,367
Consumer loans, net	24,515	24,515	—	—	24,515
	$534,427	$534,427	$93,411	$—	$441,016

Financial liabilities:
Revolving unsecured credit facility	$140,000	$140,000	$—	$140,000	$—
Senior unsecured notes (outstanding principal)	300,000	314,000	—	314,000	—
	$440,000	$454,000	$—	$454,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2017	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$114,423	$114,423	$114,423	$—	$—
Fees and service charges receivable	42,736	42,736	—	—	42,736
Pawn loans	344,748	344,748	—	—	344,748
Consumer loans, net	23,522	23,522	—	—	23,522
	$525,429	$525,429	$114,423	$—	$411,006

Financial liabilities:
Revolving unsecured credit facility	$107,000	$107,000	$—	$107,000	$—
Senior unsecured notes (outstanding principal)	300,000	314,000	—	314,000	—
	$407,000	$421,000	$—	$421,000	$—

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

The carrying value of the revolving unsecured credit facility approximates fair value as of September 30, 2018, 2017 and December 31, 2017. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on a fixed spread over LIBOR and reprices with any changes in LIBOR. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

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

The Company’s consolidated effective tax rate for the nine months ended September 30, 2018 was 26.0% compared to 33.9% for the nine months ended September 30, 2017. The decrease in the effective tax rate for the nine months ended September 30, 2018 reflects the reduced U.S. corporate income tax rate as a result of the passage of the Tax Act, blended with the statutory tax rates of the Company’s foreign subsidiaries which are 30%, 25%, 30% and 37% in Mexico, Guatemala, El Salvador and Colombia, respectively.

In December 2017, the SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. As a result of the Tax Act, the Company recorded a provisional net income tax benefit of $27.3 million in the fourth quarter of 2017. As of September 30, 2018, no material adjustments to the estimates used to determine the provisional net tax benefit have been made. Any adjustments will be included in the provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. See Note 11 in the accompanying notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for further information on the provisional income tax benefit.

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

The following tables present reportable segment information for the three and nine month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$162,001	$94,416	$—	$256,417
Pawn loan fees	93,344	41,269	—	134,613
Wholesale scrap jewelry sales	18,804	5,846	—	24,650
Consumer loan and credit services fees	14,082	116	—	14,198
Total revenue	288,231	141,647	—	429,878

Cost of revenue:
Cost of retail merchandise sold	102,370	60,917	—	163,287
Cost of wholesale scrap jewelry sold	17,595	6,264	—	23,859
Consumer loan and credit services loss provision	5,420	54	—	5,474
Total cost of revenue	125,385	67,235	—	192,620

Net revenue	162,846	74,412	—	237,258

Expenses and other income:
Store operating expenses	102,955	38,800	—	141,755
Administrative expenses	—	—	29,977	29,977
Depreciation and amortization	5,285	2,915	2,650	10,850
Interest expense	—	—	7,866	7,866
Interest income	—	—	(495)	(495)
Merger and other acquisition expenses	—	—	3,222	3,222
Total expenses and other income	108,240	41,715	43,220	193,175

Income (loss) before income taxes	$54,606	$32,697	$(43,220)	$44,083

	Three Months Ended September 30, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$160,598	$85,736	$—	$246,334
Pawn loan fees	95,266	37,279	—	132,545
Wholesale scrap jewelry sales	32,397	5,131	—	37,528
Consumer loan and credit services fees	18,525	480	—	19,005
Total revenue	306,786	128,626	—	435,412

Cost of revenue:
Cost of retail merchandise sold	107,561	53,789	—	161,350
Cost of wholesale scrap jewelry sold	31,518	5,313	—	36,831
Consumer loan and credit services loss provision	6,068	117	—	6,185
Total cost of revenue	145,147	59,219	—	204,366

Net revenue	161,639	69,407	—	231,046

Expenses and other income:
Store operating expenses	104,555	34,411	—	138,966
Administrative expenses	—	—	29,999	29,999
Depreciation and amortization	5,919	2,704	5,249	13,872
Interest expense	—	—	6,129	6,129
Interest income	—	—	(418)	(418)
Merger and other acquisition expenses	—	—	911	911
Loss on extinguishment of debt	—	—	20	20
Total expenses and other income	110,474	37,115	41,890	189,479

Income (loss) before income taxes	$51,165	$32,292	$(41,890)	$41,567

	Nine Months Ended September 30, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$514,494	$267,506	$—	$782,000
Pawn loan fees	277,411	110,007	—	387,418
Wholesale scrap jewelry sales	70,394	16,456	—	86,850
Consumer loan and credit services fees	42,522	860	—	43,382
Total revenue	904,821	394,829	—	1,299,650

Cost of revenue:
Cost of retail merchandise sold	328,258	173,100	—	501,358
Cost of wholesale scrap jewelry sold	64,203	16,227	—	80,430
Consumer loan and credit services loss provision	12,874	221	—	13,095
Total cost of revenue	405,335	189,548	—	594,883

Net revenue	499,486	205,281	—	704,767

Expenses and other income:
Store operating expenses	310,963	106,936	—	417,899
Administrative expenses	—	—	87,699	87,699
Depreciation and amortization	15,877	8,364	8,844	33,085
Interest expense	—	—	20,593	20,593
Interest income	—	—	(2,216)	(2,216)
Merger and other acquisition expenses	—	—	5,574	5,574
Total expenses and other income	326,840	115,300	120,494	562,634

Income (loss) before income taxes	$172,646	$89,981	$(120,494)	$142,133

	Nine Months Ended September 30, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$519,116	$231,034	$—	$750,150
Pawn loan fees	287,338	96,090	—	383,428
Wholesale scrap jewelry sales	91,430	15,855	—	107,285
Consumer loan and credit services fees	57,425	1,329	—	58,754
Total revenue	955,309	344,308	—	1,299,617

Cost of revenue:
Cost of retail merchandise sold	337,789	145,669	—	483,458
Cost of wholesale scrap jewelry sold	87,600	14,770	—	102,370
Consumer loan and credit services loss provision	15,115	304	—	15,419
Total cost of revenue	440,504	160,743	—	601,247

Net revenue	514,805	183,565	—	698,370

Expenses and other income:
Store operating expenses	318,044	94,736	—	412,780
Administrative expenses	—	—	93,542	93,542
Depreciation and amortization	18,759	7,723	16,322	42,804
Interest expense	—	—	17,827	17,827
Interest income	—	—	(1,138)	(1,138)
Merger and other acquisition expenses	—	—	3,164	3,164
Loss on extinguishment of debt	—	—	14,114	14,114
Total expenses and other income	336,803	102,459	143,831	583,093

Income (loss) before income taxes	$178,002	$81,106	$(143,831)	$115,277

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. References in this quarterly report on Form 10-Q to “year-to-date” refer to the nine-month period from January 1, 2018 to September 30, 2018.

GENERAL

The Company is a leading operator of retail-based pawn stores with more than 2,400 store locations in the U.S. and Latin America. The Company’s pawn stores generate significant retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, power tools, household appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, some of the Company’s pawn stores offer consumer loans or credit services products. The Company’s strategy is to focus on growing its retail-based pawn operations in the U.S. and Latin America through new store openings and strategic acquisitions as opportunities arise. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for approximately 97% and 95% of the Company’s consolidated revenue during the nine month periods ended September 30, 2018 and 2017, respectively.

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

The Company operates a small number of stand-alone consumer finance stores in the U.S. These stores provide consumer financial services products including credit services and consumer loans. In addition, 302 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product, which products have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. Beginning in fiscal 2018, the Company no longer offers fee-based check cashing services in its company-owned, non-franchised stores. In addition, effective June 30, 2018, the Company no longer offers an unsecured consumer loan product in Mexico. Consumer loan and credit services revenue accounted for approximately 3% and 5% of consolidated revenue during the nine month periods ended September 30, 2018 and 2017, respectively.

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

Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, facilities maintenance, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, area supervisors and other operations management personnel, collection operations and personnel, accounting and administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses. Merger and other acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities, among others.

The Company’s business is subject to seasonal variations, and operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn and consumer loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds.

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

OPERATIONS AND LOCATIONS

As of September 30, 2018, the Company had 2,446 store locations composed of 1,100 stores in 25 U.S. states (including the District of Columbia), 1,292 stores in 32 states in Mexico, 37 stores in Guatemala, 13 stores in El Salvador and four stores in Colombia, which represents a net store-count increase of 16% over the number of stores at September 30, 2017.

The following table details store count activity for the three months ended September 30, 2018:

		Consumer
	Pawn	Loan	Total
	Locations (1), (2)	Locations (3)	Locations
U.S. operations segment:
Total locations, beginning of period	1,074	33	1,107
Locations closed or consolidated	(4)	(3)	(7)
Total locations, end of period	1,070	30	1,100

Latin America operations segment:
Total locations, beginning of period	1,182	—	1,182
New locations opened	16	—	16
Locations acquired	154	—	154
Locations closed or consolidated	(6)	—	(6)
Total locations, end of period	1,346	—	1,346

Total:
Total locations, beginning of period	2,256	33	2,289
New locations opened	16	—	16
Locations acquired	154	—	154
Locations closed or consolidated	(10)	(3)	(13)
Total locations, end of period	2,416	30	2,446

(1)
At September 30, 2018, 302 of the U.S. pawn stores, primarily located in Texas and Ohio, also offered consumer loans and/or credit services as an ancillary product. Effective June 30, 2018, the Company no longer offers an unsecured consumer loan product in Latin America.

(2)
The Company closed 10 pawn stores, four in the U.S. and six in Latin America, during the third quarter of 2018, which were primarily smaller format stores emphasizing payday lending or underperforming locations which were consolidated into existing stores, an opportunity driven by merger and acquisition activity.

(3)	The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Ohio and Texas.

The following table details store count activity for the nine months ended September 30, 2018:

		Consumer
	Pawn	Loan	Total
	Locations (1), (2)	Locations (3)	Locations
U.S. operations segment:
Total locations, beginning of period	1,068	44	1,112
Locations acquired	18	—	18
Locations closed or consolidated	(16)	(14)	(30)
Total locations, end of period	1,070	30	1,100

Latin America operations segment:
Total locations, beginning of period	971	28	999
New locations opened	43	—	43
Locations acquired	342	—	342
Locations closed or consolidated	(10)	(28)	(38)
Total locations, end of period	1,346	—	1,346

Total:
Total locations, beginning of period	2,039	72	2,111
New locations opened	43	—	43
Locations acquired	360	—	360
Locations closed or consolidated	(26)	(42)	(68)
Total locations, end of period	2,416	30	2,446

(1)
At September 30, 2018, 302 of the U.S. pawn stores, primarily located in Texas and Ohio, also offered consumer loans and/or credit services as an ancillary product. Effective June 30, 2018, the Company no longer offers an unsecured consumer loan product in Latin America.

(2)
The Company closed 26 pawn stores, 16 in the U.S. and 10 in Latin America, during the nine months ended September 30, 2018, which were primarily smaller format stores emphasizing payday lending or underperforming locations which were consolidated into existing stores, an opportunity driven by merger and acquisition activity.

(3)	The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Ohio and Texas.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2017 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2018.

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies of the condensed consolidated financial statements contained in Part I, Item 1 of this report for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF OPERATIONS (unaudited)

Constant Currency Results

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The scrap jewelry generated in Latin America is sold and settled in U.S. dollars and therefore, wholesale scrap jewelry sales revenue is not affected by foreign currency translation. A small percentage of the operating and administrative expenses in Latin America are also billed and paid in U.S. dollars, which are not affected by foreign currency translation.

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	September 30,		Favorable /
	2018	2017	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.8	18.2	(3)%
Three months ended	19.0	17.8	(7)%
Nine months ended	19.0	18.9	(1)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.3	(5)%
Three months ended	7.5	7.3	(3)%
Nine months ended	7.5	7.4	(1)%

Colombian peso / U.S. dollar exchange rate:
End-of-period	2,972	2,937	(1)%
Three months ended	2,959	2,976	1%
Nine months ended	2,886	2,939	2%

Amounts presented on a constant currency basis are denoted as such. See “—Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the U.S. operations segment as of September 30, 2018 as compared to September 30, 2017 (dollars in thousands, except as otherwise noted):

	Balance at September 30,		Increase /
	2018	2017	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$278,809	$281,217	(1)%
Inventories	200,404	240,384	(17)%
Consumer loans, net (1)	17,804	24,108	(26)%
	$497,017	$545,709	(9)%

Average outstanding pawn loan amount (in ones)	$163	$152	7%

Composition of pawn collateral:
General merchandise	36%	36%
Jewelry	64%	64%
	100%	100%

Composition of inventories:
General merchandise	42%	43%
Jewelry	58%	57%
	100%	100%

Percentage of inventory aged greater than one year	4%	9%

(1)
Does not include the off-balance sheet principal portion of active extensions of credit made by independent third-party lenders, which are guaranteed by the Company through its credit services organization programs. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $7.4 million and $9.3 million as of September 30, 2018 and 2017, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$162,001	$160,598	1%
Pawn loan fees	93,344	95,266	(2)%
Wholesale scrap jewelry sales	18,804	32,397	(42)%
Consumer loan and credit services fees	14,082	18,525	(24)%
Total revenue	288,231	306,786	(6)%

Cost of revenue:
Cost of retail merchandise sold	102,370	107,561	(5)%
Cost of wholesale scrap jewelry sold	17,595	31,518	(44)%
Consumer loan and credit services loss provision	5,420	6,068	(11)%
Total cost of revenue	125,385	145,147	(14)%

Net revenue	162,846	161,639	1%

Segment expenses:
Store operating expenses	102,955	104,555	(2)%
Depreciation and amortization	5,285	5,919	(11)%
Total segment expenses	108,240	110,474	(2)%

Segment pre-tax operating income	$54,606	$51,165	7%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 1% to $162.0 million during the third quarter of 2018 compared to $160.6 million for the third quarter of 2017. Same-store retail sales were consistent between the third quarter of 2018 and the third quarter of 2017. During the third quarter of 2018, the gross profit margin on retail merchandise sales in the U.S. was 37% compared to a margin of 33% during the third quarter of 2017. The improvements were driven primarily by the transition of the Cash America locations to the FirstPawn IT platform and compensation plans focused on improving key profitability metrics such as retail margins and inventory turns.

U.S. inventories decreased 17% from $240.4 million at September 30, 2017 to $200.4 million at September 30, 2018. The decrease was primarily a result of strategic reductions in inventory levels including targeted liquidation of aged inventories in the Cash America stores over the past several quarters. Inventories aged greater than one year in the U.S. at September 30, 2018 were 4% compared to 9% at September 30, 2017.

Pawn Lending Operations

U.S. pawn loan fees decreased 2% totaling $93.3 million during the third quarter of 2018 compared to $95.3 million for the third quarter of 2017. Same-store pawn fees decreased 3% in the third quarter of 2018 compared to the third quarter of 2017. Pawn loan receivables as of September 30, 2018 decreased 1% both in total and on a same-store basis compared to September 30, 2017. The decline in total and same-store pawn receivables and pawn loan fees relates primarily to the ongoing adoption of FirstCash’s lending practices and an increased focus on direct purchases of merchandise from customers less likely to redeem a pawn loan.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 42% to $18.8 million during the third quarter of 2018 compared to $32.4 million during the third quarter of 2017. The scrap jewelry gross profit margin in the U.S. was 6% compared to the prior-year margin of 3%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for both the third quarter of 2018 and 2017, and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 24% to $14.1 million during the third quarter of 2018 compared to $18.5 million for the third quarter of 2017. Net revenue (gross profit) from U.S. consumer lending operations decreased 30% to $8.7 million during the third quarter of 2018 compared to $12.5 million for the third quarter of 2017. The Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints and internet-based competition and plans to further contract the number of U.S. consumer loan stores in the future. During the fourth quarter of 2018, the Company expects to close 13 stand-alone consumer lending locations and discontinue unsecured consumer loan products in 38 pawn locations, which offer consumer loans and/or credit services as an ancillary product. Revenue and gross profit from consumer lending operations each accounted for 5% of total U.S. revenue and gross profit, respectively, during the third quarter of 2018 compared to 6% and 8%, respectively, during the third quarter of 2017 and is considered a non-core revenue stream of the Company.

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

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 2% to $103.0 million during the third quarter of 2018 compared to $104.6 million during the third quarter of 2017, primarily due to continued efforts to integrate and optimize domestic store operations and a 1% decrease in the U.S. weighted-average store count. Same-store operating expenses decreased 1% compared with the prior-year period.

U.S. store depreciation and amortization decreased 11% to $5.3 million during the third quarter of 2018 compared to $5.9 million during the third quarter of 2017, primarily due to a reduction in capital spending in Cash America stores compared to pre-merger levels.

The U.S. segment pre-tax operating income for the third quarter of 2018 was $54.6 million, which generated a pre-tax segment operating margin of 19% compared to $51.2 million and 17% in the prior year, respectively. The increase in the segment pre-tax operating margin was primarily due to increased retail sales gross profits and reductions in store operating expenses and store depreciation and amortization, partially offset by expected and continued reductions in non-core consumer lending gross profits.

Latin America Operations Segment

Latin American results of operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 were impacted by a 7% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of September 30, 2018 compared to September 30, 2017 also were impacted by a 3% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the Latin America operations segment as of September 30, 2018 as compared to September 30, 2017 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				Balance at
				September 30,	Increase /
	Balance at September 30,		Increase /	2018	(Decrease)
	2018	2017	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$108,924	$90,150	21%	$112,594	25%
Inventories	77,034	68,299	13%	79,632	17%
Consumer loans, net	—	407	(100)%	—	(100)%
	$185,958	$158,856	17%	$192,226	21%

Average outstanding pawn loan amount (in ones)	$68	$67	1%	$70	4%

Composition of pawn collateral:
General merchandise	77%	82%
Jewelry	23%	18%
	100%	100%

Composition of inventories:
General merchandise	73%	75%
Jewelry	27%	25%
	100%	100%

Percentage of inventory aged greater than one year	0.4%	1.0%

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			September 30,	Increase /
	September 30,		Increase /	2018	(Decrease)
	2018	2017	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$94,416	$85,736	10%	$100,388	17%
Pawn loan fees	41,269	37,279	11%	43,868	18%
Wholesale scrap jewelry sales	5,846	5,131	14%	5,846	14%
Consumer loan and credit services fees	116	480	(76)%	123	(74)%
Total revenue	141,647	128,626	10%	150,225	17%

Cost of revenue:
Cost of retail merchandise sold	60,917	53,789	13%	64,762	20%
Cost of wholesale scrap jewelry sold	6,264	5,313	18%	6,657	25%
Consumer loan and credit services loss provision	54	117	(54)%	58	(50)%
Total cost of revenue	67,235	59,219	14%	71,477	21%

Net revenue	74,412	69,407	7%	78,748	13%

Segment expenses:
Store operating expenses	38,800	34,411	13%	40,989	19%
Depreciation and amortization	2,915	2,704	8%	3,080	14%
Total segment expenses	41,715	37,115	12%	44,069	19%

Segment pre-tax operating income	$32,697	$32,292	1%	$34,679	7%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 10% (17% on a constant currency basis) to $94.4 million during the third quarter of 2018 compared to $85.7 million for the third quarter of 2017. The increase was primarily due to revenue contributions from recent acquisition activity, new store openings and a 1% increase (8% on a constant currency basis) in same-store retail sales. The gross profit margin on retail merchandise sales was 35% during the third quarter of 2018 compared to 37% during the third quarter of 2017. The decrease in retail margins was in large part the result of recent acquisitions of smaller format stores that have historically had lower retail margins. The Company expects retail margins to increase over time from current levels as these acquired smaller format stores utilize the FirstPawn IT platform and store associates are trained in Company best practices that focus on general merchandise lending and retail operations.

Inventories in Latin America increased 13% (17% on a constant currency basis) from $68.3 million at September 30, 2017 to $77.0 million at September 30, 2018. The increase was primarily due to the acquisition of 342 smaller format stores in Mexico over the previous three quarters, new store openings and the maturation of existing stores. Inventories aged greater than one year in Latin America were less than 1% at September 30, 2018 compared to 1% at September 30, 2017.

Pawn Lending Operations

Pawn loan fees in Latin America increased 11% (18% on a constant currency basis) totaling $41.3 million during the third quarter of 2018 compared to $37.3 million for the third quarter of 2017, primarily as a result of the 21% increase (25% on a constant currency basis) in pawn loan receivables as of September 30, 2018 compared to September 30, 2017. The increase in pawn loan receivables was primarily driven by pawn loans acquired in the recent acquisitions and new store additions, partially offset by a same-store pawn receivable decrease of 3% (flat on a constant currency basis).

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 14% to $5.8 million during the third quarter of 2018 compared to $5.1 million during the third quarter of 2017. The scrap jewelry gross margin in Latin America was a loss of 7% (14% on a constant currency basis) compared to the prior-year gross margin loss of 4%. Scrap jewelry losses accounted for 1% of net revenue (gross profit) for the third quarter of 2018 compared to less than 1% in the third quarter of 2017, and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

The Company continues to strategically focus on its core pawn business and reduce its exposure to non-core unsecured lending products. Effective June 30, 2018, the Company ceased offering its unsecured consumer loan products in Mexico, and the 28 consumer loan stores were closed. As a result, the Company no longer offers an unsecured consumer loan product in Latin America. Consumer loan fees and the related loss provision recognized during the third quarter of 2018 relate to consumer loans made prior to June 30, 2018.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 13% (19% on a constant currency basis) to $38.8 million during the third quarter of 2018 compared to $34.4 million during the third quarter of 2017. Total store operating expenses increased primarily due to the 29% increase in the Latin America weighted-average store count. Same-store operating expenses decreased 2% (increased 3% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for the third quarter of 2018 was $32.7 million, which generated a pre-tax segment operating margin of 23% compared to $32.3 million and 25% in the prior year, respectively. The decline in the pre-tax operating margin was in part the result of the recent smaller format store acquisitions that experienced lower retail margins during the integration.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$54,606	$51,165	7%
Latin America operations segment pre-tax operating income	32,697	32,292	1%
Consolidated segment pre-tax operating income	87,303	83,457	5%

Corporate expenses and other income:
Administrative expenses	29,977	29,999	—%
Depreciation and amortization	2,650	5,249	(50)%
Interest expense	7,866	6,129	28%
Interest income	(495)	(418)	18%
Merger and other acquisition expenses	3,222	911	254%
Loss on extinguishment of debt	—	20	(100)%
Total corporate expenses and other income	43,220	41,890	3%

Income before income taxes	44,083	41,567	6%

Provision for income taxes	10,758	13,293	(19)%

Net income	$33,325	$28,274	18%

Corporate Expenses and Taxes

Administrative expenses were consistent, totaling $30.0 million during both the third quarter of 2018 and 2017, as administrative synergies realized from the Cash America merger and a 7% unfavorable change in the average value of the Mexican peso, which reduced comparative administrative expenses in Mexico, were offset by a 13% increase in the consolidated weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. Administrative expenses were 7% of revenue during both the third quarter of 2018 and 2017.

Corporate depreciation and amortization decreased to $2.7 million during the third quarter of 2018 compared to $5.2 million during the third quarter of 2017, primarily due to the realization of depreciation and amortization merger synergies and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $7.9 million in the third quarter of 2018 compared to $6.1 million for the third quarter of 2017. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses increased to $3.2 million during the third quarter of 2018 compared to $0.9 million during the third quarter of 2017 associated with merger and acquisition activity. See “—Non-GAAP Financial Information” for additional details of merger and other acquisition expenses.

For the third quarter of 2018 and 2017, the Company’s consolidated effective income tax rates were 24.4% and 32.0%, respectively. The effective tax rate for the third quarter of 2018 was impacted primarily as a result of the passage of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% in 2017 to 21% in 2018. The 24.4% effective income tax rate for the third quarter of 2018 was also positively impacted by the refinement of certain 2018 foreign tax estimates during the quarter. The Company expects its full year 2018 blended effective income tax rate, including corporate income taxes on Latin American operations, to be approximately 26% as a result of the Tax Act.

Net Income, Adjusted Net Income, Diluted Earnings Per Share and Adjusted Diluted Earnings Per Share

The following table sets forth revenue, net revenue, net income, diluted earnings per share, adjusted net income and adjusted diluted earnings per share for the third quarter of 2018 compared to the third quarter of 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2018		2017
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$429,878	$429,878	$435,412	$435,412
Net revenue	$237,258	$237,258	$231,046	$231,046
Net income	$33,325	$35,587	$28,274	$28,861
Diluted earnings per share	$0.76	$0.81	$0.59	$0.61
Weighted average diluted shares	44,116	44,116	47,668	47,668

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses and debt extinguishment costs, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share” below.

Operating Results for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

U.S. Operations Segment

The following table presents segment pre-tax operating income of the U.S. operations segment for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Nine Months Ended
	September 30,
	2018	2017	Decrease
U.S. Operations Segment
Revenue:
Retail merchandise sales	$514,494	$519,116	(1)%
Pawn loan fees	277,411	287,338	(3)%
Wholesale scrap jewelry sales	70,394	91,430	(23)%
Consumer loan and credit services fees	42,522	57,425	(26)%
Total revenue	904,821	955,309	(5)%

Cost of revenue:
Cost of retail merchandise sold	328,258	337,789	(3)%
Cost of wholesale scrap jewelry sold	64,203	87,600	(27)%
Consumer loan and credit services loss provision	12,874	15,115	(15)%
Total cost of revenue	405,335	440,504	(8)%

Net revenue	499,486	514,805	(3)%

Segment expenses:
Store operating expenses	310,963	318,044	(2)%
Depreciation and amortization	15,877	18,759	(15)%
Total segment expenses	326,840	336,803	(3)%

Segment pre-tax operating income	$172,646	$178,002	(3)%

Retail Merchandise Sales Operations

U.S. retail merchandise sales decreased 1% to $514.5 million during the nine months ended September 30, 2018 compared to $519.1 million for the nine months ended September 30, 2017. Same-store retail sales also decreased 1% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the gross profit margin on retail merchandise sales in the U.S. was 36% compared to a margin of 35% during the nine months ended September 30, 2017. The decline in retail sales was primarily due to strategic reductions in inventory levels in the Cash America stores.

Pawn Lending Operations

U.S. pawn loan fees decreased 3% totaling $277.4 million during the nine months ended September 30, 2018 compared to $287.3 million for the nine months ended September 30, 2017. Same-store pawn fees decreased 4% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Pawn loan receivables as of September 30, 2018 decreased 1% in total and on a same-store basis compared to September 30, 2017. The decline in same-store pawn receivables and pawn loan fees relates primarily to the ongoing adoption of FirstCash’s lending practices and an increased focus on direct purchases of merchandise from customers less likely to redeem a pawn loan.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 23% to $70.4 million during the nine months ended September 30, 2018 compared to $91.4 million during the nine months ended September 30, 2017. The scrap jewelry gross profit margin in the U.S. was 9% compared to the prior-year margin of 4%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for both the nine months ended September 30, 2018 and 2017, and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 26% to $42.5 million during the nine months ended September 30, 2018 compared to $57.4 million for the nine months ended September 30, 2017. Net revenue (gross profit) from U.S. consumer lending operations decreased 30% to $29.6 million during the nine months ended September 30, 2018 compared to $42.3 million for the nine months ended September 30, 2017. As previously discussed, the Company continues to de-emphasize consumer lending operations. Revenue and gross profit from consumer lending operations accounted for 5% and 6% of total U.S. revenue and gross profit, respectively, during the nine months ended September 30, 2018 compared to 6% and 8%, respectively, during the nine months ended September 30, 2017.

In April 2018, the Company sold the remaining assets of its eight California consumer lending stores. As a result, the Company no longer has operations in California. The Company recorded an immaterial loss resulting from the sale and store closures, which includes the cost of terminating the remaining lease liabilities.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 2% to $311.0 million during the nine months ended September 30, 2018 compared to $318.0 million during the nine months ended September 30, 2017, primarily due to continued efforts to integrate and optimize domestic store operations and a 1% decrease in the U.S. weighted-average store count. Same-store operating expenses decreased 1% compared with the prior-year period.

U.S. store depreciation and amortization decreased 15% to $15.9 million during the nine months ended September 30, 2018 compared to $18.8 million during the nine months ended September 30, 2017, primarily due to a reduction in capital spending in Cash America stores compared to pre-merger levels.

The U.S. segment pre-tax operating income for the nine months ended September 30, 2018 was $172.6 million compared to $178.0 million in the prior year, which generated a pre-tax segment operating margin of 19% for both periods. The decline in the segment pre-tax operating income was primarily due to declines in pawn loan fees and non-core consumer lending gross profits, partially offset by increased retail sales gross profits and reductions in store operating expenses and store depreciation and amortization.

Latin America Operations Segment

Latin American results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 were impacted by a 1% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income of the Latin America operations segment for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Nine Months
				Ended
	Nine Months Ended			September 30,	Increase /
	September 30,		Increase /	2018	(Decrease)
	2018	2017	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$267,506	$231,034	16%	$268,988	16%
Pawn loan fees	110,007	96,090	14%	110,615	15%
Wholesale scrap jewelry sales	16,456	15,855	4%	16,456	4%
Consumer loan and credit services fees	860	1,329	(35)%	865	(35)%
Total revenue	394,829	344,308	15%	396,924	15%

Cost of revenue:
Cost of retail merchandise sold	173,100	145,669	19%	174,061	19%
Cost of wholesale scrap jewelry sold	16,227	14,770	10%	16,315	10%
Consumer loan and credit services loss provision	221	304	(27)%	222	(27)%
Total cost of revenue	189,548	160,743	18%	190,598	19%

Net revenue	205,281	183,565	12%	206,326	12%

Segment expenses:
Store operating expenses	106,936	94,736	13%	107,472	13%
Depreciation and amortization	8,364	7,723	8%	8,406	9%
Total segment expenses	115,300	102,459	13%	115,878	13%

Segment pre-tax operating income	$89,981	$81,106	11%	$90,448	12%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 16% in total and on a constant currency basis to $267.5 million during the nine months ended September 30, 2018 compared to $231.0 million for the nine months ended September 30, 2017. The increase was primarily due to revenue contributions from recent acquisition activity, new store openings and a 10% increase in both total and constant currency same-store retail sales. The gross profit margin on retail merchandise sales was 35% during the nine months ended September 30, 2018 compared to 37% during the nine months ended September 30, 2017. The decrease in retail margins was in large part the result of recent acquisitions of smaller format stores that have historically had lower retail margins. The Company expects retail margins to increase over time from current levels as these acquired smaller format stores utilize the FirstPawn IT platform and store associates are trained in Company best practices that focus on general merchandise lending and retail operations.

Pawn Lending Operations

Pawn loan fees in Latin America increased 14% (15% on a constant currency basis) totaling $110.0 million during the nine months ended September 30, 2018 compared to $96.1 million for the nine months ended September 30, 2017, primarily as a result of the 21% increase (25% on a constant currency basis) in pawn loan receivables as of September 30, 2018 compared to September 30, 2017. The increase in pawn receivables was primarily driven by pawn loans acquired in the recent acquisitions and new store additions, partially offset by a same-store pawn receivable decrease of 3% (flat on a constant currency basis).

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 4% to $16.5 million during the nine months ended September 30, 2018 compared to $15.9 million during the nine months ended September 30, 2017. The scrap jewelry gross profit margin in Latin America was 1% in total and on a constant currency basis compared to the prior-year margin of 7%. Scrap jewelry profits accounted for less than 1% of Latin America net revenue (gross profit) for the nine months ended September 30, 2018 compared to 1% for the nine months ended September 30, 2017, and is considered a non-core revenue stream of the Company.

Consumer Lending Operations

The Company continues to strategically focus on its core pawn business and reduce its exposure to non-core unsecured lending products. Effective June 30, 2018, the Company ceased offering its unsecured consumer loan products in Mexico, and the 28 consumer loan stores were closed. As a result, the Company no longer offers an unsecured consumer loan product in Latin America.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 13% in total and on a constant currency basis to $106.9 million during the nine months ended September 30, 2018 compared to $94.7 million during the nine months ended September 30, 2017. Total store operating expenses increased primarily due to the 20% increase in the Latin America weighted-average store count. Same-store operating expenses increased 4% in total and on a constant currency basis compared to the prior-year period.

The segment pre-tax operating income for the nine months ended September 30, 2018 was $90.0 million, which generated a pre-tax segment operating margin of 23% compared to $81.1 million and 24% in the prior year, respectively. The decline in the pre-tax operating margin was in part the result of the recent smaller format store acquisitions that experienced lower retail margins during the integration.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$172,646	$178,002	(3)%
Latin America operations segment pre-tax operating income	89,981	81,106	11%
Consolidated segment pre-tax operating income	262,627	259,108	1%

Corporate expenses and other income:
Administrative expenses	87,699	93,542	(6)%
Depreciation and amortization	8,844	16,322	(46)%
Interest expense	20,593	17,827	16%
Interest income	(2,216)	(1,138)	95%
Merger and other acquisition expenses	5,574	3,164	76%
Loss on extinguishment of debt	—	14,114	(100)%
Total corporate expenses and other income	120,494	143,831	(16)%

Income before income taxes	142,133	115,277	23%

Provision for income taxes	37,002	39,119	(5)%

Net income	$105,131	$76,158	38%

Corporate Expenses and Taxes

Administrative expenses decreased 6% to $87.7 million during the nine months ended September 30, 2018 compared to $93.5 million during the nine months ended September 30, 2017, as administrative synergies realized from the Cash America merger and a 1% unfavorable change in the average value of the Mexican peso, which slightly reduced comparative administrative expenses in Mexico, were partially offset by a 9% increase in the consolidated weighted-average store count resulting in additional management and supervisory compensation and other support expenses required for such growth. Administrative expenses were 7% of revenue during both the nine months ended September 30, 2018 and 2017.

Corporate depreciation and amortization decreased to $8.8 million during the nine months ended September 30, 2018 compared to $16.3 million during the nine months ended September 30, 2017, primarily due to the realization of depreciation and amortization merger synergies and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $20.6 million during the nine months ended September 30, 2018 compared to $17.8 million for the nine months ended September 30, 2017. See “—Liquidity and Capital Resources.”

Merger and other acquisition expenses increased to $5.6 million during the nine months ended September 30, 2018 compared to $3.2 million for the nine months ended September 30, 2017 associated with merger and acquisition activity. See “—Non-GAAP Financial Information” for additional details of merger and other acquisition expenses.

During the nine months ended September 30, 2017, the Company repurchased through a tender offer, or otherwise redeemed, its previously outstanding $200 million, 6.75% senior unsecured notes due 2021, incurring a loss on extinguishment of debt of $14.1 million.

For the nine months ended September 30, 2018 and 2017, the Company’s consolidated effective income tax rates were 26.0% and 33.9%, respectively. The effective tax rate for the nine months ended September 30, 2018 was impacted primarily as a result of the passage of the Tax Act on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% in 2017 to 21% in 2018. The Company expects its full year 2018 blended effective income tax rate, including corporate income taxes on Latin American operations, to be approximately 26% as a result of the Tax Act.

Net Income, Adjusted Net Income, Diluted Earnings Per Share and Adjusted Diluted Earnings Per Share

The following table sets forth revenue, net revenue, net income, diluted earnings per share, adjusted net income and adjusted diluted earnings per share for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2018		2017
	As Reported	Adjusted	As Reported	Adjusted
	(GAAP)	(Non-GAAP)	(GAAP)	(Non-GAAP)
Revenue	$1,299,650	$1,299,650	$1,299,617	$1,299,617
Net revenue	$704,767	$704,767	$698,370	$698,370
Net income	$105,131	$109,089	$76,158	$87,044
Diluted earnings per share	$2.33	$2.41	$1.58	$1.81
Weighted average diluted shares	45,204	45,204	48,117	48,117

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses and debt extinguishment costs, but does not adjust for the effects of foreign currency rate fluctuations. See “—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company’s primary sources of liquidity were $57.0 million in cash and cash equivalents, $91.8 million of available and unused funds under the Company’s revolving unsecured credit facility, $454.7 million in customer loans and fees and service charges receivable and $277.4 million in inventories. As of September 30, 2018, the amount of cash associated with indefinitely reinvested foreign earnings was $24.1 million, which is primarily held in Mexican pesos. The Company had working capital of $669.2 million as of September 30, 2018 and total equity exceeded liabilities by a ratio of 1.6 to 1.

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its revolving unsecured credit facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2018, the Net Debt Ratio was 2.0 to 1. See “—Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

The Company used the proceeds from the offering of the Notes to repurchase, or otherwise redeem, its previously outstanding $200.0 million, 6.75% senior unsecured notes due 2021 (the “2021 Notes”). As a result, during the nine months ended September 30, 2017, the Company recognized a $14.1 million loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes.

At September 30, 2018, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $400.0 million which matures on September 2, 2022. At September 30, 2018, the Company had $305.0 million in outstanding borrowings and $3.2 million in outstanding letters of credit under the Credit Facility, leaving $91.8 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (i) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2018 was 4.66% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the requirements and covenants of the Credit Facility as of September 30, 2018, and believes it has the capacity to borrow a substantial portion of the amount available under the Credit Facility under the most restrictive covenant. During the nine months ended September 30, 2018, the Company received net proceeds of $198.0 million from borrowings pursuant to the Credit Facility.

On October 4, 2018, the Company amended and extended the Credit Facility. The total lender commitment under the amended facility increased from $400.0 million to $425.0 million and the term was extended to October 4, 2023. Certain financial covenants in the facility were amended, including an increase in the permitted consolidated leverage ratio from 2.75 to 3.0 times EBITDA adjusted for certain items as defined in the Credit Facility and an increase in the permitted domestic leverage ratio from 3.5 to 4.0 times domestic EBITDA adjusted for certain items as defined in the Credit Facility. The Credit Facility remains unsecured and continues to bear interest, at the Company’s option, at either (i) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%.

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

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives and its dividend and stock repurchase program.

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Cash flow provided by operating activities	$174,219	$148,846
Cash flow used in investing activities	$(142,196)	$(22,475)
Cash flow used in financing activities	$(90,042)	$(128,365)

	Balance at September 30,
	2018	2017
Working capital	$669,226	$758,637
Current ratio	5.8:1	6.6:1
Liabilities to equity ratio	0.6:1	0.5:1
Net Debt Ratio (1)	2.0:1	1.3:1

(1)	Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “—Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities increased $25.4 million, or 17%, from $148.8 million for the nine months ended September 30, 2017 to $174.2 million for the nine months ended September 30, 2018, due to an increase in net income of $29.0 million, net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in operating assets and liabilities (as detailed in the condensed consolidated statements of cash flows).

Net cash used in investing activities increased $119.7 million, or 533%, from $22.5 million for the nine months ended September 30, 2017 to $142.2 million for the nine months ended September 30, 2018. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions and purchases of property and equipment. In addition, net cash flows related to fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $88.4 million in cash related to acquisitions and $40.8 million for property and equipment during the nine months ended September 30, 2018 compared to $1.1 million and $26.6 million in the prior-year period, respectively. The Company funded a net increase in pawn and consumer loans of $13.1 million during the nine months ended September 30, 2018 compared to funds received from a net decrease in pawn and consumer loans of $5.3 million during the nine months ended September 30, 2017.

Net cash used in financing activities decreased $38.3 million, or 30%, from $128.4 million for the nine months ended September 30, 2017 to $90.0 million for the nine months ended September 30, 2018. Net borrowings on the Company’s credit facility were $198.0 million during the nine months ended September 30, 2018 compared to net payments of $120.0 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company received $300.0 million in proceeds from the private offering of the Notes and paid $5.3 million in debt issuance costs related to the Notes and the Credit Facility. Using part of the proceeds from the Notes, the Company repurchased, or otherwise redeemed, the 2021 Notes and paid tender or redemption premiums over the face value of the 2021 Notes and other reacquisition costs of $10.9 million during the nine months ended September 30, 2017. The Company funded $258.5 million worth of common stock share repurchases and paid dividends of $29.9 million during the nine months ended September 30, 2018, compared to funding $65.0 million worth of share repurchases and dividends paid of $27.4 million during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, the Company opened 43 new pawn stores in Latin America, acquired 342 pawn stores in Latin America and acquired 18 pawn stores in the U.S. The cumulative all-cash purchase price of the 2018 acquisitions was $105.0 million, net of cash acquired and subject to future post-closing adjustments. The purchases were composed of $88.4 million in cash paid during the nine months ended September 30, 2018 and $16.6 million of deferred purchase price payable in cash to the sellers in 2018 and 2019. The Company funded $40.8 million in capital expenditures during the nine months ended September 30, 2018, primarily for maintenance capital expenditures, new store additions and corporate assets, but also included $15.0 million related to the purchase of store real estate primarily at existing stores.

The Company intends to continue expansion primarily through acquisitions and new store openings. For fiscal 2018, the Company expects to add at least 420 locations, which includes the 342 smaller format stores acquired in Mexico and the 61 large format stores acquired or opened during the first nine months of the year. Additionally, as opportunities arise at attractive prices, the Company intends to continue purchasing the real estate from its landlords at existing stores. Excluding these store real estate purchases, the Company expects total capital expenditures for 2018, including expenditures for new and remodeled stores and other corporate assets, will total approximately $30.0 million to $35.0 million. Management believes cash on hand, the amounts available to be drawn under the unsecured credit facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2018.

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

In May 2017, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock. During January 2018, the Company completed the May 2017 stock repurchase program after repurchasing approximately 239,000 shares of its common stock at an aggregate cost of $17.3 million. In October 2017, the Company’s Board of Directors authorized an additional $100.0 million share repurchase plan that became effective on January 31, 2018, following the completion of the May 2017 share repurchase plan. The Company completed the October 2017 share repurchase program in April 2018 after repurchasing 1,282,000 shares of its common stock at an aggregate cost of $100.0 million and an average cost per share of $78.01. In April 2018, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on April 25, 2018. The Company completed the April 2018 share repurchase program in June 2018 after repurchasing 1,098,000 shares of its common stock at an aggregate cost of $100.0 million and an average cost per share of $91.06.

In July 2018, the Company’s Board of Directors authorized a new common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on July 25, 2018. Under the July 2018 share repurchase program, the Company repurchased 495,000 shares of its common stock at an aggregate cost of $40.0 million and an average cost per share of $80.80 and $60.0 million remained available for repurchases as of September 30, 2018. On October 24, 2018, the Board of Directors authorized an additional $100 million share repurchase program that will become effective upon the completion of the current plan, leaving a total of $160 million available for future repurchases. The Company intends to continue repurchases under the July 2018 repurchase program through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Total cash dividends paid during the nine months ended September 30, 2018 and 2017 were $29.9 million and $27.4 million, respectively. In January 2018, the Company’s Board of Directors approved a plan to increase the annual dividend to $0.88 per share, or $0.22 per share quarterly, which began in the first quarter of 2018. In October 2018, the Company’s Board of Directors approved a plan to increase the annual dividend 14% from $0.88 per share to $1.00 per share, or $0.25 per share quarterly, beginning in the fourth quarter of 2018. The declared $0.25 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $11.0 million based on the September 30, 2018 share count, will be paid on November 30, 2018 to stockholders of record as of November 15, 2018. On an annualized basis, this represents aggregate dividends of $43.8 million based on the September 30, 2018 share count. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

NON-GAAP FINANCIAL INFORMATION

The Company uses certain financial calculations such as adjusted net income, adjusted diluted earnings per share, adjusted pre-tax profit margin, adjusted net income margin, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results (collectively, “Adjusted Financial Measures”) as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in Securities and Exchange Commission (“SEC”) rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating the Adjusted Financial Measures are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, the Adjusted Financial Measures, as presented, may not be comparable to other similarly titled measures of other companies.

The Company has adjusted the applicable financial measures to exclude, among other expenses and benefits, merger and other acquisition expenses because it generally would not incur such costs and expenses as part of its continuing operations. Merger and other acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities among others.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Management believes the presentation of adjusted net income and adjusted diluted earnings per share (“Adjusted Income Measures”) provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future by excluding items that management believes are non-operating in nature and not representative of the Company’s core operating performance. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current periods presented with the prior periods presented.

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Income Measures, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$33,325	$0.76	$28,274	$0.59	$105,131	$2.33	$76,158	$1.58
Adjustments, net of tax:
Merger and other acquisition expenses:
Transaction	2,045	0.05	—	—	3,389	0.07	—	—
Severance and retention	—	—	56	—	43	—	857	0.02
Other	217	—	518	0.02	526	0.01	1,137	0.02
Total merger and other acquisition expenses	2,262	0.05	574	0.02	3,958	0.08	1,994	0.04
Loss on extinguishment of debt	—	—	13	—	—	—	8,892	0.19
Adjusted net income and diluted earnings per share	$35,587	$0.81	$28,861	$0.61	$109,089	$2.41	$87,044	$1.81

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$3,222	$960	$2,262	$911	$337	$574
Loss on extinguishment of debt	—	—	—	20	7	13
Total adjustments	$3,222	$960	$2,262	$931	$344	$587

	Nine Months Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$5,574	$1,616	$3,958	$3,164	$1,170	$1,994
Loss on extinguishment of debt	—	—	—	14,114	5,222	8,892
Total adjustments	$5,574	$1,616	$3,958	$17,278	$6,392	$10,886

The following table provides a calculation of the adjusted pre-tax profit margin and the adjusted net income margin (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Adjusted pre-tax profit margin calculated as follows:
Income before income taxes, as reported	$44,083	$41,567	$142,133	$115,277
Merger and other acquisition expenses	3,222	911	5,574	3,164
Loss on extinguishment of debt	—	20	—	14,114
Adjusted income before income taxes	$47,305	$42,498	$147,707	$132,555
Total revenue	$429,878	$435,412	$1,299,650	$1,299,617
Adjusted pre-tax profit margin	11.0%	9.8%	11.4%	10.2%

Adjusted net income margin calculated as follows:
Adjusted net income	$35,587	$28,861	$109,089	$87,044
Total revenue	$429,878	$435,412	$1,299,650	$1,299,617
Adjusted net income margin	8.3%	6.6%	8.4%	6.7%

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018		2017
Net income	$33,325	$28,274	$105,131	$76,158		$172,865		$112,850
Income taxes	10,758	13,293	37,002	39,119		26,303		58,544
Depreciation and amortization	10,850	13,872	33,085	42,804		45,514		57,504
Interest expense	7,866	6,129	20,593	17,827		26,801		24,288
Interest income	(495)	(418)	(2,216)	(1,138)		(2,675)		(1,253)
EBITDA	62,304	61,150	193,595	174,770		268,808		251,933
Adjustments:
Merger and other acquisition expenses	3,222	911	5,574	3,164		11,472		5,957
Loss on extinguishment of debt	—	20	—	14,114		—		14,114
Net gain on sale of common stock of Enova	—	—	—	—		—		(1,552)
Adjusted EBITDA	$65,526	$62,081	$199,169	$192,048		$280,280		$270,452

Net Debt Ratio calculated as follows:
Total debt (outstanding principal)						$605,000		$440,000
Less: cash and cash equivalents						(57,025)		(93,411)
Net debt						$547,975		$346,589
Adjusted EBITDA						$280,280		$270,452
Net Debt Ratio					2.0	:1	1.3	:1

Free Cash Flow and Adjusted Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow and adjusted free cash flow. The Company defines free cash flow as cash flow from operating activities less purchases of property and equipment and net fundings/repayments of pawn and consumer loans, which are considered to be operating in nature by the Company but are included in cash flow from investing activities. Beginning this quarter, the Company modified its definition of adjusted free cash flow and retrospectively applied the definition to prior-period results. The Company now defines adjusted free cash flow as free cash flow adjusted for merger and other acquisition expenses paid that management considers to be non-operating in nature and adjusted for purchases of store real estate, primarily at existing stores, which are included in purchases of property and equipment. Management considers the store real estate purchases to be discretionary in nature and not required to operate its pawn stores. Free cash flow and adjusted free cash flow are commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. The following table reconciles cash flow from operating activities to free cash flow and adjusted free cash flow (in thousands):

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Cash flow from operating activities	$54,252	$46,033	$174,219	$148,846	$245,730	$205,226
Cash flow from investing activities:
Loan receivables, net of cash repayments	(43,968)	(28,702)	(13,055)	5,261	22,419	20,675
Purchases of property and equipment	(17,566)	(9,194)	(40,754)	(26,595)	(51,294)	(37,032)
Free cash flow	(7,282)	8,137	120,410	127,512	216,855	188,869
Merger and other acquisition expenses paid, net of tax benefit	2,502	898	5,601	4,443	7,817	5,667
Discretionary purchases of store real estate	6,266	2,211	14,986	6,857	19,293	9,489
Adjusted free cash flow	$1,486	$11,246	$140,997	$138,812	$243,965	$204,025

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

On July 30, 2018, the governor of Ohio signed into law the Ohio Fairness in Lending Act (the “Act”). The Act will significantly impact the consumer loan industry in Ohio as it effectively caps a consumer loan amount at $1,000, substantially limits consumer loans with maturities of less than 90 days by capping monthly payments as a percentage of the borrower’s gross income, creates a maximum loan term of one year, caps interest rates at 28% per annum and caps the total cost of a consumer loan (including fees) at 60% of the original principal. There are also other provisions such as disclosure requirements, maximum borrowing levels and collections restrictions. In addition, the Act essentially eliminates the use of credit service organizations (each a “CSO”) by prohibiting a CSO from brokering loans that meet any of the following conditions: (i) the loan amount is less than $5,000, (ii) the term of the loan is less than one year, and (iii) the APR exceeds 28%. The provisions of the Act become effective on or about April 26, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of September 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2018, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on April 25, 2018 and followed the completion of the Company’s $100.0 million October 2017 share repurchase plan. The Company completed the April 2018 share repurchase program in June 2018 after repurchasing 1,098,000 shares of its common stock at an aggregate cost of $100.0 million and an average cost per share of $91.06. In July 2018, the Company’s Board of Directors authorized a new common stock repurchase program to repurchase up to $100.0 million of the Company’s outstanding common stock, which became effective on July 25, 2018. Under the July 2018 share repurchase program, the Company repurchased 495,000 shares of its common stock at an aggregate cost of $40.0 million and an average cost per share of $80.80 and $60.0 million remained available for repurchases as of September 30, 2018.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during the three months ended September 30, 2018 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
July 1 through July 31, 2018	—	$—	—	$100,000
August 1 through August 31, 2018	291,000	$81.12	291,000	$76,400
September 1 through September 30, 2018	204,000	$80.35	204,000	$60,016
Total	495,000	$80.80	495,000

On October 24, 2018, the Board of Directors authorized an additional $100.0 million share repurchase program that will become effective upon the completion of the current plan, leaving a total of $160.0 million available for future repurchases.

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
101 (1)
The following financial information from the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2018, filed with the SEC on October 31, 2018, is formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2018, September 30, 2017 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and September 30, 2017, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017 and (vi) Notes to Condensed Consolidated Financial Statements.
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

Dated: October 31, 2018	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)