Form 10-Q
period 2019-03-31
FIRSTCASH, INC
filed 2019-05-03
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	FCFS	The Nasdaq Stock Market

As of April 23, 2019, there were 43,127,980 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments discussed and described in (1) the Company’s 2018 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2019, including the risks described in Part 1, Item 1A, “Risk Factors” thereof, (2) in this quarterly report on Form 10-Q, and (3) other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2019	2018	2018
ASSETS
Cash and cash equivalents	$49,663	$110,408	$71,793
Fees and service charges receivable	43,993	40,022	45,430
Pawn loans	345,200	322,625	362,941
Consumer loans, net	11,017	17,447	15,902
Inventories	257,803	254,298	275,130
Income taxes receivable	1,096	24	1,379
Prepaid expenses and other current assets	9,329	21,575	17,317
Total current assets	718,101	766,399	789,892

Property and equipment, net	276,397	234,126	251,645
Right of use asset	298,167	—	—
Goodwill	932,773	844,516	917,419
Intangible assets, net	87,810	91,764	88,140
Other assets	10,927	54,392	49,238
Deferred tax assets	11,608	12,499	11,640
Total assets	$2,335,783	$2,003,696	$2,107,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$77,363	$88,328	$96,928
Customer deposits	40,055	35,692	35,368
Income taxes payable	7,484	12,266	749
Lease liability, current	84,946	—	—
Total current liabilities	209,848	136,286	133,045

Revolving unsecured credit facility	255,000	83,000	295,000
Senior unsecured notes	296,053	295,400	295,887
Deferred tax liabilities	57,496	49,063	54,854
Lease liability, non-current	188,970	—	—
Other liabilities	—	15,661	11,084
Total liabilities	1,007,367	579,410	789,870

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	493	493
Additional paid-in capital	1,225,482	1,220,491	1,224,608
Retained earnings	638,574	525,847	606,810
Accumulated other comprehensive loss	(107,694)	(90,043)	(113,117)
Common stock held in treasury, at cost	(428,439)	(232,502)	(400,690)
Total stockholders’ equity	1,328,416	1,424,286	1,318,104
Total liabilities and stockholders’ equity	$2,335,783	$2,003,696	$2,107,974

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Retail merchandise sales	$284,241	$269,841
Pawn loan fees	141,192	129,793
Wholesale scrap jewelry sales	31,710	34,725
Consumer loan and credit services fees	10,461	15,441
Total revenue	467,604	449,800

Cost of revenue:
Cost of retail merchandise sold	179,349	174,497
Cost of wholesale scrap jewelry sold	30,353	32,495
Consumer loan and credit services loss provision	2,103	3,727
Total cost of revenue	211,805	210,719

Net revenue	255,799	239,081

Expenses and other income:
Store operating expenses	146,852	138,348
Administrative expenses	32,154	28,002
Depreciation and amortization	9,874	11,283
Interest expense	8,370	6,198
Interest income	(204)	(981)
Merger and other acquisition expenses	149	239
(Gain) loss on foreign exchange	(239)	213
Total expenses and other income	196,956	183,302

Income before income taxes	58,843	55,779

Provision for income taxes	16,188	14,144

Net income	$42,655	$41,635

Earnings per share:
Basic	$0.98	$0.90
Diluted	$0.98	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$42,655	$41,635
Other comprehensive income:
Currency translation adjustment	5,423	21,834
Comprehensive income	$48,078	$63,469

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
As of 12/31/2018	—	$—	49,276	$493	$1,224,608	$606,810	$(113,117)	5,673	$(400,690)	$1,318,104
Shares issued under share-based com-pensation plan	—	—	—	—	(1,441)	—	—	(21)	1,441	—
Share-based compensa-tion expense	—	—	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	—	—	42,655	—	—	—	42,655
Cash dividends ($0.25 per share)	—	—	—	—	—	(10,891)	—	—	—	(10,891)
Currency translation adjustment	—	—	—	—	—	—	5,423	—	—	5,423
Purchases of treasury stock	—	—	—	—	—	—	—	343	(29,190)	(29,190)
As of 3/31/2019	—	$—	49,276	$493	$1,225,482	$638,574	$(107,694)	5,995	$(428,439)	$1,328,416

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
As of 12/31/2017	—	$—	49,276	$493	$1,220,356	$494,457	$(111,877)	2,362	$(128,096)	$1,475,333
Shares issued under share-based com-pensation plan	—	—	—	—	(1,240)	—	—	(22)	1,240	—
Share-based compensa-tion expense	—	—	—	—	1,375	—	—	—	—	1,375
Net income	—	—	—	—	—	41,635	—	—	—	41,635
Cash dividends ($0.22 per share)	—	—	—	—	—	(10,245)	—	—	—	(10,245)
Currency translation adjustment	—	—	—	—	—	—	21,834	—	—	21,834
Purchases of treasury stock	—	—	—	—	—	—	—	1,378	(105,646)	(105,646)
As of 3/31/2018	—	$—	49,276	$493	$1,220,491	$525,847	$(90,043)	3,718	$(232,502)	$1,424,286

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities:
Net income	$42,655	$41,635
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	1,335	1,874
Share-based compensation expense	2,315	1,375
Depreciation and amortization expense	9,874	11,283
Amortization of debt issuance costs	473	480
Amortization of favorable/(unfavorable) lease intangibles, net	—	(466)
Deferred income taxes, net	2,855	1,609
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	2,093	3,844
Inventories	5,874	7,715
Prepaid expenses and other assets	776	(3,174)
Accounts payable, accrued liabilities and other liabilities	(3,560)	(2,478)
Income taxes	7,007	27,619
Net cash flow provided by operating activities	71,697	91,316
Cash flow from investing activities:
Loan receivables, net of cash repayments	42,216	56,220
Purchases of furniture, fixtures, equipment and improvements	(9,658)	(5,388)
Purchases of store real property	(22,145)	(3,449)
Acquisitions of pawn stores, net of cash acquired	(24,520)	(13,364)
Net cash flow provided by (used in) investing activities	(14,107)	34,019
Cash flow from financing activities:
Borrowings from revolving unsecured credit facility	43,000	61,000
Repayments of revolving unsecured credit facility	(83,000)	(85,000)
Purchases of treasury stock	(29,599)	(100,019)
Dividends paid	(10,891)	(10,245)
Net cash flow used in financing activities	(80,490)	(134,264)
Effect of exchange rates on cash	770	4,914
Change in cash and cash equivalents	(22,130)	(4,015)
Cash and cash equivalents at beginning of the period	71,793	114,423
Cash and cash equivalents at end of the period	$49,663	$110,408

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2018, which is derived from audited financial statements, and the unaudited consolidated financial statements, including the notes thereto, include the accounts of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2019. The consolidated financial statements as of March 31, 2019 and 2018, and for the three month periods ended March 31, 2019 and 2018, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year.

The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month periods ended March 31, 2019 and 2018. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Reclassifications

A loss on foreign exchange of $0.2 million for the three months ended March 31, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended March 31, 2019. The loss on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Purchases of store real property of $3.4 million for the three months ended March 31, 2018 were reclassified on the consolidated statements of cash flows in order to conform with the presentation for the three months ended March 31, 2019. Purchases of store real property were reclassified from purchases of furniture, fixtures, equipment and improvements and reported separately on the consolidated statements of cash flows. As a result, purchases of furniture, fixtures, equipment and improvements include expenditures for improvements to existing stores, de novo store openings and corporate assets, and excludes discretionary store real property purchases.

Recent Accounting Pronouncements

On January 1, 2019, the Financial Accounting Standards Board’s lease accounting standard (“ASC 842”) became effective requiring lessees to recognize, in the statement of financial position, a liability for the present value of future minimum lease payments (the lease liability) and an asset representing its right to use the underlying leased property for the lease term (the right of use “ROU” asset). Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains largely unchanged. ASC 842 provides for a modified retrospective transition approach, which requires lessees to recognize and measure leases on the balance sheet at the beginning of the earliest period presented, or a cumulative effect adjustment transition approach, which requires prospective application from the adoption date. The Company adopted ASC 842 prospectively as of January 1, 2019 using the cumulative effect adjustment approach. As a result of the transition method used, ASC 842 was not applied to periods prior to adoption and the adoption of ASC 842 had no impact on the Company’s comparative prior periods presented.

ASC 842 provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which permit it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs but did not elect any other practical expedient available under ASC 842.

The adoption of ASC 842 resulted in a material increase in the assets and liabilities reflected on the Company’s consolidated balance sheets, but did not have a material impact on its consolidated statements of income or consolidated statements of cash flows. See Note 4.

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

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-07 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In July 2018, the Financial Accounting Standards Board issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different Financial Accounting Standards Board Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt in fiscal years beginning after December 15, 2018. The adoption of ASU 2018-09 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$42,655	$41,635

Denominator:
Weighted-average common shares for calculating basic earnings per share	43,518	46,426
Effect of dilutive securities:
Stock options and restricted stock unit awards	140	53
Weighted-average common shares for calculating diluted earnings per share	43,658	46,479

Earnings per share:
Basic	$0.98	$0.90
Diluted	$0.98	$0.90

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the three months ended March 31, 2019, the Company acquired 118 pawn stores in Mexico in two separate transactions and 10 pawn stores located in the U.S. in two separate transactions. The aggregate purchase prices for these acquisitions totaled $23.5 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was comprised of $20.7 million in cash paid during the three months ended March 31, 2019 and remaining short-term amounts payable to the sellers of approximately $2.8 million.

The purchase price of each of the 2019 acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

Note 4 - Operating Leases

As described in Note 1, the Company adopted ASC 842 prospectively as of January 1, 2019. The Company leases the majority of its pawnshop locations under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components, which the Company accounts for separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

The following table details the components of the ROU asset and lease liability recognized upon adoption of ASC 842 on January 1, 2019 (in thousands):

Initial measurement of right of use asset (present value of the future minimum lease payments)	$295,063
Accrued straight-line rent liability	(4,237)
Amounts previously recognized in respect of business combinations:
Favorable lease intangible asset	45,596
Unfavorable lease intangible liability	(17,275)
Total initial right of use asset	$319,147

Lease liability, current	$(87,608)
Lease liability, non-current	(207,455)
Total initial lease liability (present value of the future minimum lease payments)	$(295,063)

Leased facilities are generally leased for a term of three to five years with one or more options to renew, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the ROU asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of March 31, 2019 was 4.0 years.

The ROU asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of March 31, 2019 was 7.2%.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses, producing a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.3 million during the three months ended March 31, 2019 related to the remeasurement of these U.S. dollar denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three months ended March 31, 2019 (in thousands):

Operating lease expense	$30,980
Variable lease expense (1)	2,075
Total operating lease expense	$33,055

(1)	Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of March 31, 2019 (in thousands):

Nine months ending December 31, 2019	$78,583
2020	85,863
2021	65,433
2022	42,233
2023	23,021
Thereafter	20,221
Total	$315,354
Less amount of lease payments representing interest	(41,438)
Total present value of lease payments	$273,916

The following table details supplemental cash flow information related to operating leases for the three months ended March 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$28,840
Leased assets obtained in exchange for new operating lease liabilities	$2,551

Note 5 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of March 31, 2019		As of December 31,
	2019	2018	2018
Revolving unsecured credit facility, maturing 2023 (1)	$255,000	$83,000	$295,000
5.375% senior unsecured notes due 2024 (2)	296,053	295,400	295,887
Total long-term debt	$551,053	$378,400	$590,887

(1)	Debt issuance costs related to the Company’s revolving unsecured credit facility are included in other assets in the accompanying consolidated balance sheets.

(2)
As of March 31, 2019, 2018 and December 31, 2018, deferred debt issuance costs of $3.9 million, $4.6 million and $4.1 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of March 31, 2019, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $425.0 million, which matures on October 4, 2023. As of March 31, 2019, the Company had $255.0 million in outstanding borrowings and $3.7 million in outstanding letters of credit under the Credit Facility, leaving $166.3 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2019 was 4.94% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2019. During the three months ended March 31, 2019, the Company made net payments of $40.0 million pursuant to the Credit Facility.

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

Recurring Fair Value Measurements

As of March 31, 2019, 2018 and December 31, 2018, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2019, 2018 and December 31, 2018 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$49,663	$49,663	$49,663	$—	$—
Fees and service charges receivable	43,993	43,993	—	—	43,993
Pawn loans	345,200	345,200	—	—	345,200
Consumer loans, net	11,017	11,017	—	—	11,017
	$449,873	$449,873	$49,663	$—	$400,210

Financial liabilities:
Revolving unsecured credit facility	$255,000	$255,000	$—	$255,000	$—
Senior unsecured notes (outstanding principal)	300,000	306,000	—	306,000	—
	$555,000	$561,000	$—	$561,000	$—

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,408	$110,408	$110,408	$—	$—
Fees and service charges receivable	40,022	40,022	—	—	40,022
Pawn loans	322,625	322,625	—	—	322,625
Consumer loans, net	17,447	17,447	—	—	17,447
	$490,502	$490,502	$110,408	$—	$380,094

Financial liabilities:
Revolving unsecured credit facility	$83,000	$83,000	$—	$83,000	$—
Senior unsecured notes (outstanding principal)	300,000	305,000	—	305,000	—
	$383,000	$388,000	$—	$388,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,793	$71,793	$71,793	$—	$—
Fees and service charges receivable	45,430	45,430	—	—	45,430
Pawn loans	362,941	362,941	—	—	362,941
Consumer loans, net	15,902	15,902	—	—	15,902
	$496,066	$496,066	$71,793	$—	$424,273

Financial liabilities:
Revolving unsecured credit facility	$295,000	$295,000	$—	$295,000	$—
Senior unsecured notes (outstanding principal)	300,000	293,000	—	293,000	—
	$595,000	$588,000	$—	$588,000	$—

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

The carrying value of the revolving unsecured credit facility approximates fair value as of March 31, 2019, 2018 and December 31, 2018. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on a fixed spread over LIBOR and reprices with any changes in LIBOR. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia.

The following tables present reportable segment information for the three month period ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$186,815	$97,426	$—	$284,241
Pawn loan fees	97,876	43,316	—	141,192
Wholesale scrap jewelry sales	22,785	8,925	—	31,710
Consumer loan and credit services fees	10,461	—	—	10,461
Total revenue	317,937	149,667	—	467,604

Cost of revenue:
Cost of retail merchandise sold	117,744	61,605	—	179,349
Cost of wholesale scrap jewelry sold	21,270	9,083	—	30,353
Consumer loan and credit services loss provision	2,103	—	—	2,103
Total cost of revenue	141,117	70,688	—	211,805

Net revenue	176,820	78,979	—	255,799

Expenses and other income:
Store operating expenses	103,884	42,968	—	146,852
Administrative expenses	—	—	32,154	32,154
Depreciation and amortization	5,045	3,305	1,524	9,874
Interest expense	—	—	8,370	8,370
Interest income	—	—	(204)	(204)
Merger and other acquisition expenses	—	—	149	149
Gain on foreign exchange	—	—	(239)	(239)
Total expenses and other income	108,929	46,273	41,754	196,956

Income (loss) before income taxes	$67,891	$32,706	$(41,754)	$58,843

	Three Months Ended March 31, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$186,052	$83,789	$—	$269,841
Pawn loan fees	96,242	33,551	—	129,793
Wholesale scrap jewelry sales	29,457	5,268	—	34,725
Consumer loan and credit services fees	15,039	402	—	15,441
Total revenue	326,790	123,010	—	449,800

Cost of revenue:
Cost of retail merchandise sold	120,616	53,881	—	174,497
Cost of wholesale scrap jewelry sold	27,653	4,842	—	32,495
Consumer loan and credit services loss provision	3,644	83	—	3,727
Total cost of revenue	151,913	58,806	—	210,719

Net revenue	174,877	64,204	—	239,081

Expenses and other income:
Store operating expenses (1)	104,383	33,965	—	138,348
Administrative expenses	—	—	28,002	28,002
Depreciation and amortization	5,555	2,709	3,019	11,283
Interest expense	—	—	6,198	6,198
Interest income	—	—	(981)	(981)
Merger and other acquisition expenses	—	—	239	239
Loss on foreign exchange (1)	—	—	213	213
Total expenses and other income	109,938	36,674	36,690	183,302

Income (loss) before income taxes	$64,939	$27,530	$(36,690)	$55,779

(1)
The loss on foreign exchange for the Latin America operations segment of $0.2 million for the three months ended March 31, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended March 31, 2019. The loss on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

GENERAL

The Company is a leading operator of retail-based pawn stores with more than 2,600 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, tools, household appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, some of the Company’s U.S. pawn stores offer credit services products and/or unsecured consumer loans. The Company’s strategy is to grow its retail-based pawn operations, primarily in Latin America and, to a lesser extent, in the U.S., through new store openings and strategic acquisitions as opportunities arise. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for approximately 98% and 97% of the Company’s consolidated revenue during the three month periods ended March 31, 2019 and 2018, respectively.

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

The Company operates a small number of stand-alone consumer finance stores in the U.S. These stores provide consumer financial services products including credit services and consumer loans. In addition, 261 of the Company’s pawn stores also offer credit services and/or consumer loans as an ancillary product, which have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. Consumer loan and credit services revenue accounted for approximately 2% and 3% of consolidated revenue during the three month periods ended March 31, 2019 and 2018, respectively.

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

The Company’s business is subject to seasonal variations, and operating results for the current quarter are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the heavy repayment period of pawn and consumer loans associated with statutory bonuses received by customers in the fourth quarter in Mexico, and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S.

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

OPERATIONS AND LOCATIONS

As of March 31, 2019, the Company had 2,630 store locations composed of 1,100 stores in 24 U.S. states and the District of Columbia, 1,462 stores in 32 states in Mexico, 50 stores in Guatemala, 13 stores in El Salvador and five stores in Colombia.

The following table details store count activity for the three months ended March 31, 2019:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S. operations segment:
Total locations, beginning of period	1,077	17	1,094
Locations acquired	10	—	10
Locations closed or consolidated	(2)	(2)	(4)
Total locations, end of period	1,085	15	1,100

Latin America operations segment:
Total locations, beginning of period	1,379	—	1,379
New locations opened	36	—	36
Locations acquired	118	—	118
Locations closed or consolidated	(3)	—	(3)
Total locations, end of period	1,530	—	1,530

Total:
Total locations, beginning of period	2,456	17	2,473
New locations opened	36	—	36
Locations acquired	128	—	128
Locations closed or consolidated	(5)	(2)	(7)
Total locations, end of period	2,615	15	2,630

(1)
At March 31, 2019, 261 of the U.S. pawn stores, primarily located in Texas and Ohio, also offered consumer loans and/or credit services primarily as an ancillary product. This compares to 311 U.S. pawn locations which offered such products as of March 31, 2018. The table does not include the 92 Mexico pawn locations operated by independent franchisees under franchising agreements with the Company.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Ohio and Texas. The table does not include 60 U.S. check cashing locations operated by independent franchisees under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2018 annual report on Form 10-K. Changes to the Company’s significant accounting policies as a result of adopting ASC 842 are discussed within Note 4 of the consolidated financial statements. There have been no other changes to the Company’s significant accounting policies for the three months ended March 31, 2019.

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies of the consolidated financial statements contained in Part I, Item 1 of this report for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	March 31,
	2019	2018	Unfavorable
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.4	18.3	(6)%
Three months ended	19.2	18.8	(2)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.4	(4)%
Three months ended	7.7	7.4	(4)%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,175	2,780	(14)%
Three months ended	3,137	2,859	(10)%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the U.S. operations segment as of March 31, 2019 as compared to March 31, 2018 (dollars in thousands, except as otherwise noted):

	As of March 31,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$233,649	$237,022	(1)%
Inventories	175,236	187,526	(7)%
Consumer loans, net (1)	11,017	17,084	(36)%
	$419,902	$441,632	(5)%

Average outstanding pawn loan amount (in ones)	$173	$164	5%

Composition of pawn collateral:
General merchandise	34%	34%
Jewelry	66%	66%
	100%	100%

Composition of inventories:
General merchandise	42%	39%
Jewelry	58%	61%
	100%	100%

Percentage of inventory aged greater than one year	4%	5%

(1)
Does not include the off-balance sheet principal portion of active extensions of credit made by independent third-party lenders, which are guaranteed by the Company through its credit services organization programs. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $3.4 million and $7.1 million as of March 31, 2019 and 2018, respectively.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	March 31,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$186,815	$186,052	—%
Pawn loan fees	97,876	96,242	2%
Wholesale scrap jewelry sales	22,785	29,457	(23)%
Consumer loan and credit services fees	10,461	15,039	(30)%
Total revenue	317,937	326,790	(3)%

Cost of revenue:
Cost of retail merchandise sold	117,744	120,616	(2)%
Cost of wholesale scrap jewelry sold	21,270	27,653	(23)%
Consumer loan and credit services loss provision	2,103	3,644	(42)%
Total cost of revenue	141,117	151,913	(7)%

Net revenue	176,820	174,877	1%

Segment expenses:
Store operating expenses	103,884	104,383	—%
Depreciation and amortization	5,045	5,555	(9)%
Total segment expenses	108,929	109,938	(1)%

Segment pre-tax operating income	$67,891	$64,939	5%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased to $186.8 million during the first quarter of 2019 compared to $186.1 million for the first quarter of 2018. Same-store retail sales decreased 1% in the first quarter of 2019 compared to the first quarter of 2018. During the first quarter of 2019, the gross profit margin on retail merchandise sales in the U.S. was 37% compared to a margin of 35% during the first quarter of 2018, which resulted in a 6% increase in net revenue from retail sales for the first quarter of 2019 compared to the first quarter of 2018. The increase in retail sales margin was primarily driven by the continued optimization of margins in the legacy Cash America locations.

U.S. inventories decreased 7% from $187.5 million at March 31, 2018 to $175.2 million at March 31, 2019. The decrease was primarily a result of the strategic reductions in inventory levels in the Cash America stores. Inventories aged greater than one year in the U.S. at March 31, 2019 were 4% compared to 5% at March 31, 2018.

Pawn Lending Operations

U.S. pawn loan fees increased 2% totaling $97.9 million during the first quarter of 2019 compared to $96.2 million for the first quarter of 2018. Same-store pawn fees increased 1% in the first quarter of 2019 compared to the first quarter of 2018. Pawn loan receivables as of March 31, 2019 decreased 1% in total and 3% on a same-store basis compared to March 31, 2018. The decline in total and same-store pawn receivables relates primarily to the ongoing adoption of FirstCash’s lending practices in the Cash America stores, including an increase in the percentage of direct purchases of goods from customers less likely to redeem a pawn loan. Those lending practices have led to a higher yielding pawn receivable portfolio, which was responsible for the increase in total and same-store pawn loan fees.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 23% to $22.8 million during the first quarter of 2019 compared to $29.5 million during the first quarter of 2018. The decrease was primarily due to higher than normal jewelry scrapping activity in the first quarter of 2018 as a result of focused liquidation of excess and aged inventories in the Cash America stores. The scrap jewelry gross profit margin in the U.S. was 7% compared to the prior-year margin of 6%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for both the first quarter of 2019 and 2018.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 30% to $10.5 million during the first quarter of 2019 compared to $15.0 million for the first quarter of 2018. Net revenue (gross profit) from U.S. consumer lending operations decreased 27% to $8.4 million during the first quarter of 2019 compared to $11.4 million for the first quarter of 2018. The Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints and internet-based competition and plans to further contract the number of U.S. consumer loan stores in the future. Revenue and gross profit from consumer lending operations accounted for 3% and 5% of total U.S. revenue and gross profit, respectively, during the first quarter of 2019 compared to 5% and 7%, respectively, during the first quarter of 2018.

The Company operated 113 Cashland locations and six Cash America Pawn locations in the state of Ohio as of March 31, 2019, which provided consumer loans and credit services transactions. The provisions of the Ohio Fairness in Lending Act (the “Ohio Act”), further described in “Regulatory Developments,” significantly impacts the volume and profitability of loans made and credit services provided after April 26, 2019. As a result of the Ohio Act, the Company ceased offering unsecured consumer lending and credit services products in all 119 Ohio locations and expects to close 54 Cashland locations over the next few months. The remaining 59 Cashland and six Cash America locations in Ohio are expected to continue operating as full-service pawnshops.

As a result of the anticipated store closures in Ohio, the Company expects to incur non-recurring charges of approximately $1 million to $2 million, net of tax, for the quarter ending June 30, 2019. These charges include employee termination costs, lease buyouts, consumer loan and credit services loss provisions and other asset impairments.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased to $103.9 million during the first quarter of 2019 compared to $104.4 million during the first quarter of 2018 and same-store operating expenses decreased 1% compared with the prior-year period. The decrease in total and same-store operating expenses was primarily due to continued efforts to optimize domestic store operations.

U.S. store depreciation and amortization decreased 9% to $5.0 million during the first quarter of 2019 compared to $5.6 million during the first quarter of 2018, primarily due to a reduction in capital spending in Cash America stores compared to pre-merger levels.

The U.S. segment pre-tax operating income for the first quarter of 2019 was $67.9 million, which generated a pre-tax segment operating margin of 21% compared to $64.9 million and 20% in the prior year, respectively. The increase in the segment pre-tax operating margin was primarily due to improvements in retail sales margins and yields on pawn receivables and reductions in store operating expenses and store depreciation and amortization, partially offset by declines in net revenue from consumer lending operations.

Latin America Operations Segment

Latin American results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were impacted by a 2% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2019 compared to March 31, 2018 also were impacted by a 6% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the Latin America operations segment as of March 31, 2019 as compared to March 31, 2018 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				March 31,	Increase /
	As of March 31,		Increase /	2019	(Decrease)
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$111,551	$85,603	30%	$117,708	38%
Inventories	82,567	66,772	24%	87,133	30%
Consumer loans, net (1)	—	363	(100)%	—	(100)%
	$194,118	$152,738	27%	$204,841	34%

Average outstanding pawn loan amount (in ones)	$68	$67	1%	$72	7%

Composition of pawn collateral:
General merchandise	74%	81%
Jewelry	26%	19%
	100%	100%

Composition of inventories:
General merchandise	70%	75%
Jewelry	30%	25%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

(1)	The Company discontinued offering an unsecured consumer loan product in Latin America, effective June 30, 2018.

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,	Increase /
	March 31,		Increase /	2019	(Decrease)
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$97,426	$83,789	16%	$99,872	19%
Pawn loan fees	43,316	33,551	29%	44,399	32%
Wholesale scrap jewelry sales	8,925	5,268	69%	8,925	69%
Consumer loan fees	—	402	(100)%	—	(100)%
Total revenue	149,667	123,010	22%	153,196	25%

Cost of revenue:
Cost of retail merchandise sold	61,605	53,881	14%	63,154	17%
Cost of wholesale scrap jewelry sold	9,083	4,842	88%	9,306	92%
Consumer loan loss provision	—	83	(100)%	—	(100)%
Total cost of revenue	70,688	58,806	20%	72,460	23%

Net revenue	78,979	64,204	23%	80,736	26%

Segment expenses:
Store operating expenses (1)	42,968	33,965	27%	44,008	30%
Depreciation and amortization	3,305	2,709	22%	3,386	25%
Total segment expenses	46,273	36,674	26%	47,394	29%

Segment pre-tax operating income	$32,706	$27,530	19%	$33,342	21%

(1)
The loss on foreign exchange for the Latin America operations segment of $0.2 million for the three months ended March 31, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended March 31, 2019. The loss on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 16% (19% on a constant currency basis) to $97.4 million during the first quarter of 2019 compared to $83.8 million for the first quarter of 2018. The increase was primarily due to revenue contributions from recent acquisition activity, new store openings and a less than 1% increase (3% on a constant currency basis) in same-store retail sales. The gross profit margin on retail merchandise sales was 37% during the first quarter of 2019 compared to 36% during the first quarter of 2018.

Inventories in Latin America increased 24% (30% on a constant currency basis) from $66.8 million at March 31, 2018 to $82.6 million at March 31, 2019. The increase was primarily due to the acquisition of 358 smaller format stores in Mexico over the past twelve months, new store openings and the maturation of existing stores. Inventories aged greater than one year in Latin America were 1% at March 31, 2019 and March 31, 2018.

Pawn Lending Operations

Pawn loan fees in Latin America increased 29% (32% on a constant currency basis) totaling $43.3 million during the first quarter of 2019 compared to $33.6 million for the first quarter of 2018, primarily as a result of the 30% increase (38% on a constant currency basis) in pawn loan receivables as of March 31, 2019 compared to March 31, 2018. The increase in pawn loan receivables and pawn loan fees was primarily driven by pawn loans acquired in the recent acquisitions, new store additions and a 3% increase (9% on a constant currency basis) in same-store pawn receivables.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 69% (also 69% on a constant currency basis) to $8.9 million during the first quarter of 2019 compared to $5.3 million during the first quarter of 2018. The scrap jewelry gross margin in Latin America was a loss of 2% (4% on a constant currency basis) compared to the prior-year profit margin of 8%. Scrap jewelry profits or losses accounted for less than 1% of net revenue (gross profit) for the first quarter of 2019 compared to1% in the first quarter of 2018.

Consumer Lending Operations

Effective June 30, 2018, the Company ceased offering its unsecured consumer loan products in Mexico as it continues to strategically focus on its core pawn business and reduce its exposure to non-core unsecured lending products. As a result, the Company no longer offers an unsecured consumer loan product in Latin America.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 27% (30% on a constant currency basis) to $43.0 million during the first quarter of 2019 compared to $34.0 million during the first quarter of 2018. Total store operating expenses increased primarily due to the 38% increase in the Latin America weighted-average store count. Same-store operating expenses increased 2% (4% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for the first quarter of 2019 was $32.7 million, which generated a pre-tax segment operating margin of 22% compared to $27.5 million and 22% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2019	2018	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$67,891	$64,939	5%
Latin America operations segment pre-tax operating income (1)	32,706	27,530	19%
Consolidated segment pre-tax operating income	100,597	92,469	9%

Corporate expenses and other income:
Administrative expenses	32,154	28,002	15%
Depreciation and amortization	1,524	3,019	(50)%
Interest expense	8,370	6,198	35%
Interest income	(204)	(981)	(79)%
Merger and other acquisition expenses	149	239	(38)%
(Gain) loss on foreign exchange (1)	(239)	213	212%
Total corporate expenses and other income	41,754	36,690	14%

Income before income taxes	58,843	55,779	5%

Provision for income taxes	16,188	14,144	14%

Net income	$42,655	$41,635	2%

(1)
The loss on foreign exchange for the Latin America operations segment of $0.2 million for the three months ended March 31, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended March 31, 2019. The loss on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Corporate Expenses and Taxes

Administrative expenses increased 15% to $32.2 million during the first quarter of 2019 compared to $28.0 million in the first quarter of 2018, primarily due to an 18% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth, some of which are expected to be reduced over time with the realization of administrative cost synergies, partially offset by a 2% unfavorable change in the average value of the Mexican peso. Administrative expenses increased to 7% of revenue during the first quarter of 2019 compared to 6% during the first quarter of 2018.

Corporate depreciation and amortization decreased to $1.5 million during the first quarter of 2019 compared to $3.0 million during the first quarter of 2018, primarily due to the realization of depreciation and amortization synergies from the merger and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $8.4 million in the first quarter of 2019 compared to $6.2 million for the first quarter of 2018, primarily due to increased average balances outstanding and increased interest rates on the Company’s unsecured credit facility. See “Liquidity and Capital Resources.”

For the first quarter of 2019 and 2018, the Company’s consolidated effective income tax rates were 27.5% and 25.4%, respectively. The increase in the effective tax rate was due in part to an increase in certain non-deductible expenses resulting from the Tax Cuts and Jobs Act and to the increasing share of earnings from Latin America where corporate tax rates are higher than those in the U.S.

Net Income, Adjusted Net Income, Diluted Earnings Per Share and Adjusted Diluted Earnings Per Share

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income and adjusted diluted earnings per share for the first quarter of 2019 compared to the first quarter of 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	As Reported (GAAP)		Adjusted (Non-GAAP)
In thousands, except per share amounts	2019	2018	2019	2018
Revenue	$467,604	$449,800	$467,604	$449,800
Net income	$42,655	$41,635	$42,521	$41,819
Diluted earnings per share	$0.98	$0.90	$0.97	$0.90
Weighted-average diluted shares	43,658	46,479	43,658	46,479

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses and certain non-cash foreign currency gains and losses, but does not adjust for the effects of foreign currency rate fluctuations. See “Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company’s primary sources of liquidity were $49.7 million in cash and cash equivalents, $166.3 million of available and unused funds under the Company’s revolving unsecured credit facility, $400.2 million in customer loans and fees and service charges receivable and $257.8 million in inventories. As of March 31, 2019, the amount of cash associated with indefinitely reinvested foreign earnings was $17.4 million, which is primarily held in Mexican pesos. The Company had working capital of $508.3 million as of March 31, 2019.

As of March 31, 2019, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $425.0 million, which matures on October 4, 2023. As of March 31, 2019, the Company had $255.0 million in outstanding borrowings and $3.7 million in outstanding letters of credit under the Credit Facility, leaving $166.3 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2019 was 4.94% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2019, and believes it has the capacity to borrow a substantial portion of the amount available under the Credit Facility under the most restrictive covenant. During the three months ended March 31, 2019, the Company made net payments of $40.0 million pursuant to the Credit Facility.

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2019, the Net Debt Ratio was 1.8 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

In general, revenue growth is dependent upon the Company’s ability to fund the addition of store locations (both de novo openings and acquisitions) and growth in customer loan balances and inventories. In addition to these factors, changes in loan balances, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, affect the Company’s liquidity. Management believes cash on hand, the borrowings available under its Credit Facility, anticipated cash generated from operations (including the normal seasonal increases in operating cash flows occurring in the first and fourth quarters), and other current working capital will be sufficient to meet the Company’s anticipated capital requirements for its business for at least the next twelve months. Where appropriate or desirable, in connection with the Company’s efficient management of its liquidity position, the Company could seek to raise additional funds from a variety of sources, including the sale of assets, reductions in capital spending, the issuance of debt or equity securities and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.”

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cash flow provided by operating activities	$71,697	$91,316
Cash flow provided by (used in) investing activities	$(14,107)	$34,019
Cash flow used in financing activities	$(80,490)	$(134,264)

	As of March 31,
	2019	2018
Working capital (1)	$508,253	$630,113
Current ratio (1)	3.4:1	5.6:1
Liabilities to equity ratio (2)	0.8:1	0.4:1
Net Debt Ratio (3)	1.8:1	1.0:1

(1)
Current liabilities as of March 31, 2019 includes an $84.9 million current lease liability as a result of the adoption of ASC 842 that is not included in current liabilities as of March 31, 2018, thereby impacting comparability of this metric.

(2)
Total liabilities as of March 31, 2019 includes a total of $273.9 million in lease liabilities as a result of the adoption of ASC 842 that is not included in total liabilities as of March 31, 2018, thereby impacting comparability of this metric.

(3)	Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities decreased $19.6 million, or 21%, from $91.3 million for the three months ended March 31, 2018 to $71.7 million for the three months ended March 31, 2019, primarily due to the receipt of a $21.4 million income tax refund during the first quarter of 2018 related to the merger with Cash America, net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Net cash used in investing activities increased $48.1 million, or 141%, from net cash provided by investing activities of $34.0 million for the three months ended March 31, 2018 to net cash used in investing activities of $14.1 million for the three months ended March 31, 2019. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores, new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $24.5 million in cash related to store acquisitions, $9.7 million for furniture, fixtures, equipment and improvements and $22.1 million for discretionary store real property purchases during the three months ended March 31, 2019 compared to $13.4 million, $5.4 million and $3.4 million in the prior-year period, respectively. The Company received funds from a net decrease in pawn and consumer loans of $42.2 million during the three months ended March 31, 2019 compared to $56.2 million during the three months ended March 31, 2018.

Net cash used in financing activities decreased $53.8 million, or 40%, from $134.3 million for the three months ended March 31, 2018 to $80.5 million for the three months ended March 31, 2019. Net payments on the Credit Facility were $40.0 million during the three months ended March 31, 2019 compared to net payments of $24.0 million during the three months ended March 31, 2018. The Company funded $29.6 million worth of common stock share repurchases and paid dividends of $10.9 million during the three months ended March 31, 2019, compared to funding $100.0 million worth of share repurchases and dividends paid of $10.2 million during the three months ended March 31, 2018.

During the three months ended March 31, 2019, the Company opened 36 new pawn stores in Latin America, acquired 118 pawn stores in Latin America and acquired 10 pawn stores in the U.S. The cumulative purchase price of the 2019 acquisitions was $23.5 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was comprised of $20.7 million in cash paid during the three months ended March 31, 2019 and $2.8 million of short-term payables due to the sellers in

2019 and 2020. During the three months ended March 31, 2019, the Company also paid $3.8 million of purchase price amounts payable related to prior-year acquisitions. The Company also funded $9.7 million in capital expenditures during the three months ended March 31, 2019 for improvements to existing stores, new store additions and corporate assets, and an additional $22.1 million related to the purchase of store real property, primarily from landlords at existing stores. Management considers the store real property purchases to be discretionary in nature and not required to operate or grow its pawn operations. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to new store openings have been primarily funded through cash balances, operating cash flows and the Credit Facility.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2019, the Company expects to add approximately 80 to 85 new full-service pawn locations in Latin America, which includes targeted openings of 55 to 60 stores in Mexico and 15 stores in Guatemala and 10 stores in Colombia. Additionally, as opportunities arise at attractive prices, the Company intends to continue purchasing the real estate from its landlords at existing stores. Excluding these discretionary store real estate purchases, the Company expects total purchases of furniture, fixtures, equipment and improvements for 2019, including expenditures for new and remodeled stores and other corporate assets, will total approximately $35.0 million. Management believes cash on hand, the amounts available to be drawn under the Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2019.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments. However, as of March 31, 2019, there were approximately 92 remaining franchised pawn locations in Mexico operating under the “Prendamex” brand that the Company continues to evaluate for acquisition. The Company will evaluate other potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

As of March 31, 2019, the Company had contractual commitments to deliver a total of 33,000 gold ounces between the months of April and December 2019 at a weighted-average price of $1,299 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

During the three months ended March 31, 2019, the Company repurchased a total of 343,000 shares of common stock at an aggregate cost of $29.2 million and an average cost per share of $85.17, and during the three months ended March 31, 2018, repurchased 1,378,000 shares of common stock at an aggregate cost of $105.6 million and an average cost per share of $76.64. The Company intends to continue repurchases under its active share repurchase programs through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the three months ended March 31, 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	Currently active	$100,000	343,000	$29,190	$13,570
October 24, 2018	Currently active	100,000	—	—	100,000
Total			343,000	$29,190	$113,570

Total cash dividends paid during the three months ended March 31, 2019 and 2018 were $10.9 million and $10.2 million, respectively. In April 2019, the Company’s Board of Directors declared a $0.25 per share second quarter cash dividend on common shares outstanding, or an aggregate of $10.8 million based on the March 31, 2019 share count, which will be paid on May 31, 2019 to stockholders of record as of May 15, 2019. On an annualized basis, this represents aggregate dividends of $43.3 million based on the March 31, 2019 share count as compared to aggregate dividends paid of $40.9 million in fiscal 2018. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

REGULATORY DEVELOPMENTS

The Company is subject to significant regulation of its pawn, consumer loan and general business operations in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2018 annual report on Form 10-K filed with the SEC on February 5, 2019. There have been no material changes in regulatory developments affecting the Company since December 31, 2018.

As reported in the 2018 annual report on Form 10-K, on July 30, 2018, the governor of Ohio signed into law the Ohio Fairness in Lending Act (the “Ohio Act”). The provisions of the Ohio Act went into effect on October 29, 2018, but did not apply to loans made or credit extensions obtained until after April 26, 2019. The Ohio Act significantly impacted the consumer loan industry in Ohio, as it effectively capped a consumer loan amount at $1,000, substantially limited consumer loans with maturities of less than 90 days by capping monthly payments as a percentage of the borrower’s gross income, created a maximum loan term of one year, capped interest rates at 28% per annum and capped the total cost of a consumer loan (including fees) at 60% of the original principal. There were also other provisions such as disclosure requirements, maximum borrowing levels and collections restrictions. In addition, the Ohio Act essentially eliminated the use of credit service organizations (each a “CSO”) by prohibiting a CSO from brokering loans that meet any of the following conditions: (1) the loan amount is less than $5,000, (2) the term of the loan is one year or less, and (3) the annual percentage rate exceeds 28%.

The Company operated 113 Cashland locations and six Cash America Pawn locations in Ohio as of March 31, 2019, which offered unsecured consumer loan and credit services products. After an extensive evaluation of alternative products meeting the new legal requirements of the Ohio Act, the Company opted to cease offering any unsecured consumer loan or credit services products in all of its 119 Ohio locations. Accordingly, over the next few months the Company is expecting to close an estimated 54 Cashland locations whose revenue was derived primarily from unsecured consumer lending products. The new law does not affect pawn lending operations and the remaining 59 Cashland and six Cash America Pawn locations in Ohio have significant pawn revenues and are expected to continue operating as full-service pawnshops. The Company does not expect the discontinuance of unsecured consumer loan and credit services products in its Ohio stores or the expected closure of 54 Cashland stores to have a material impact on its consolidated results of operations for the year ending December 31, 2019.

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

The Company has adjusted the applicable financial measures to exclude merger and other acquisition expenses because it generally would not incur such costs and expenses as part of its continuing operations. Merger and other acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S. dollar denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates which results in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these remeasurement gains or losses because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured and to improve comparability of current periods presented with prior periods due to the adoption of new accounting guidance on January 1, 2019.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019		2018
	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$42,655	$0.98	$41,635	$0.90
Adjustments, net of tax:
Merger and other acquisition expenses	104	—	184	—
Non-cash foreign currency gain related to lease liability	(238)	(0.01)	—	—
Adjusted net income and diluted earnings per share	$42,521	$0.97	$41,819	$0.90

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended March 31,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$149	$45	$104	$239	$55	$184
Non-cash foreign currency gain related to lease liability	(340)	(102)	(238)	—	—	—
Total adjustments	$(191)	$(57)	$(134)	$239	$55	$184

The following table provides a calculation of the adjusted pre-tax profit margin and the adjusted net income margin (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Adjusted pre-tax profit margin calculated as follows:
Income before income taxes, as reported	$58,843	$55,779
Merger and other acquisition expenses	149	239
Non-cash foreign currency gain related to lease liability	(340)	—
Adjusted income before income taxes	$58,652	$56,018
Total revenue	$467,604	$449,800
Adjusted pre-tax profit margin	12.5%	12.5%

Adjusted net income margin calculation:
Adjusted net income	$42,521	$41,819
Total revenue	$467,604	$449,800
Adjusted net income margin	9.1%	9.3%

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2019	2018	2019		2018
Net income	$42,655	$41,635		$154,226		$152,882
Income taxes	16,188	14,144		54,147		22,967
Depreciation and amortization	9,874	11,283		41,552		52,273
Interest expense	8,370	6,198		31,345		24,120
Interest income	(204)	(981)		(1,667)		(2,251)
EBITDA	76,883	72,279		279,603		249,991
Adjustments:
Merger and other acquisition expenses	149	239		7,553		8,654
Non-cash foreign currency gain related to lease liability	(340)	—		(340)		—
Asset impairments related to consumer loan operations	—	—		1,514		—
Loss on extinguishment of debt	—	—		—		14,114
Adjusted EBITDA	$76,692	$72,518		$288,330		$272,759

Net Debt Ratio calculation:
Total debt (outstanding principal)				$555,000		$383,000
Less: cash and cash equivalents				(49,663)		(110,408)
Net debt				$505,337		$272,592
Adjusted EBITDA				$288,330		$272,759
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)			1.8	:1	1.0	:1

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Cash flow from operating activities	$71,697	$91,316	$223,810	$247,808
Cash flow from investing activities:
Loan receivables, net of cash repayments	42,216	56,220	(3,879)	29,766
Purchases of furniture, fixtures, equipment and improvements	(9,658)	(5,388)	(39,947)	(25,277)
Free cash flow	104,255	142,148	179,984	252,297
Merger and other acquisition expenses paid, net of tax benefit	104	1,568	5,608	6,425
Adjusted free cash flow	$104,359	$143,716	$185,592	$258,722

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2018 annual report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of March 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated the Company’s leases and properly assessed the impact of the new accounting standard related to leases on the Company’s financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2018 annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2018 annual report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2018 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company repurchased a total of 343,000 shares of common stock at an aggregate cost of $29.2 million and an average cost per share of $85.17, and during the three months ended March 31, 2018, repurchased 1,378,000 shares of common stock at an aggregate cost of $105.6 million and an average cost per share of $76.64.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during the three months ended March 31, 2019 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2019	38,000	$71.84	38,000	$140,017
February 1 through February 28, 2019	70,000	88.03	70,000	$133,855
March 1 through March 31, 2019	235,000	86.48	235,000	$113,570
Total	343,000	$85.17	343,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the three months ended March 31, 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	Currently active	$100,000	343,000	$29,190	$13,570
October 24, 2018	Currently active	100,000	—	—	100,000
Total			343,000	$29,190	$113,570

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.1	04/24/2019
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2019	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)