Form 10-Q
period 2019-06-30
FIRSTCASH, INC
filed 2019-07-29
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number 001-10960
FIRSTCASH, INC.
(Exact name of registrant as specified in its charter)

Delaware			75-2237318
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1600 West 7th Street	Fort Worth	Texas	76102
(Address of principal executive offices)			(Zip Code)

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

As of July 23, 2019, there were 42,963,211 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2019	2018	2018
ASSETS
Cash and cash equivalents	$67,012	$83,127	$71,793
Fees and service charges receivable	46,991	42,920	45,430
Pawn loans	375,167	348,295	362,941
Consumer loans, net	3,850	17,256	15,902
Inventories	266,440	249,689	275,130
Income taxes receivable	1,041	486	1,379
Prepaid expenses and other current assets	9,590	19,913	17,317
Total current assets	770,091	761,686	789,892

Property and equipment, net	290,725	236,434	251,645
Operating lease right of use asset	293,357	—	—
Goodwill	940,653	857,070	917,419
Intangible assets, net	87,200	89,962	88,140
Other assets	10,890	52,193	49,238
Deferred tax assets	11,570	12,295	11,640
Total assets	$2,404,486	$2,009,640	$2,107,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$71,410	$79,961	$96,928
Customer deposits	40,665	34,300	35,368
Income taxes payable	317	3,207	749
Lease liability, current	84,513	—	—
Total current liabilities	196,905	117,468	133,045

Revolving unsecured credit facility	340,000	221,500	295,000
Senior unsecured notes	296,222	295,560	295,887
Deferred tax liabilities	60,069	51,011	54,854
Lease liability, non-current	184,348	—	—
Other liabilities	—	14,057	11,084
Total liabilities	1,077,544	699,596	789,870

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	493	493
Additional paid-in capital	1,227,478	1,221,572	1,224,608
Retained earnings	660,845	546,097	606,810
Accumulated other comprehensive loss	(103,932)	(114,668)	(113,117)
Common stock held in treasury, at cost	(457,942)	(343,450)	(400,690)
Total stockholders’ equity	1,326,942	1,310,044	1,318,104
Total liabilities and stockholders’ equity	$2,404,486	$2,009,640	$2,107,974

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Retail merchandise sales	$278,754	$255,742	$562,995	$525,583
Pawn loan fees	136,923	123,012	278,115	252,805
Wholesale scrap jewelry sales	24,981	27,475	56,691	62,200
Consumer loan and credit services fees	5,356	13,743	15,817	29,184
Total revenue	446,014	419,972	913,618	869,772

Cost of revenue:
Cost of retail merchandise sold	176,272	163,574	355,621	338,071
Cost of wholesale scrap jewelry sold	23,934	24,076	54,287	56,571
Consumer loan and credit services loss provision	1,503	3,894	3,606	7,621
Total cost of revenue	201,709	191,544	413,514	402,263

Net revenue	244,305	228,428	500,104	467,509

Expenses and other income:
Store operating expenses	148,347	138,043	295,199	276,391
Administrative expenses	31,696	29,720	63,850	57,722
Depreciation and amortization	10,510	10,952	20,384	22,235
Interest expense	8,548	6,529	16,918	12,727
Interest income	(155)	(740)	(359)	(1,721)
Merger and other acquisition expenses	556	2,113	705	2,352
Gain on foreign exchange	(483)	(460)	(722)	(247)
Total expenses and other income	199,019	186,157	395,975	369,459

Income before income taxes	45,286	42,271	104,129	98,050

Provision for income taxes	12,238	12,100	28,426	26,244

Net income	$33,048	$30,171	$75,703	$71,806

Earnings per share:
Basic	$0.77	$0.67	$1.75	$1.57
Diluted	$0.76	$0.67	$1.74	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$33,048	$30,171	$75,703	$71,806
Other comprehensive income:
Currency translation adjustment	3,762	(24,625)	9,185	(2,791)
Comprehensive income	$36,810	$5,546	$84,888	$69,015

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
As of 12/31/2018	—	$—	49,276	$493	$1,224,608	$606,810	$(113,117)	5,673	$(400,690)	$1,318,104
Shares issued under share-based com-pensation plan	—	—	—	—	(1,441)	—	—	(21)	1,441	—
Share-based compensa-tion expense	—	—	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	—	—	42,655	—	—	—	42,655
Cash dividends ($0.25 per share)	—	—	—	—	—	(10,891)	—	—	—	(10,891)
Currency translation adjustment	—	—	—	—	—	—	5,423	—	—	5,423
Purchases of treasury stock	—	—	—	—	—	—	—	343	(29,190)	(29,190)
As of 3/31/2019	—	$—	49,276	$493	$1,225,482	$638,574	$(107,694)	5,995	$(428,439)	$1,328,416

Exercise of stock options	—	—	—	—	(319)	—	—	(10)	719	400
Share-based compensa-tion expense	—	—	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	—	—	33,048	—	—	—	33,048
Cash dividends ($0.25 per share)	—	—	—	—	—	(10,777)	—	—	—	(10,777)
Currency translation adjustment	—	—	—	—	—	—	3,762	—	—	3,762
Purchases of treasury stock	—	—	—	—	—	—	—	328	(30,222)	(30,222)
As of 6/30/2019	—	$—	49,276	$493	$1,227,478	$660,845	$(103,932)	6,313	$(457,942)	$1,326,942

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
As of 12/31/2017	—	$—	49,276	$493	$1,220,356	$494,457	$(111,877)	2,362	$(128,096)	$1,475,333
Shares issued under share-based com-pensation plan	—	—	—	—	(1,240)	—	—	(22)	1,240	—
Share-based compensa-tion expense	—	—	—	—	1,375	—	—	—	—	1,375
Net income	—	—	—	—	—	41,635	—	—	—	41,635
Cash dividends ($0.22 per share)	—	—	—	—	—	(10,245)	—	—	—	(10,245)
Currency translation adjustment	—	—	—	—	—	—	21,834	—	—	21,834
Purchases of treasury stock	—	—	—	—	—	—	—	1,378	(105,646)	(105,646)
As of 3/31/2018	—	$—	49,276	$493	$1,220,491	$525,847	$(90,043)	3,718	$(232,502)	$1,424,286
Exercise of stock options	—	—	—	—	(294)	—	—	(10)	694	400
Share-based compensa-tion expense	—	—	—	—	1,375	—	—	—	—	1,375
Net income	—	—	—	—	—	30,171	—	—	—	30,171
Cash dividends ($0.22 per share)	—	—	—	—	—	(9,921)	—	—	—	(9,921)
Currency translation adjustment	—	—	—	—	—	—	(24,625)	—	—	(24,625)
Purchases of treasury stock	—	—	—	—	—	—	—	1,241	(111,642)	(111,642)
As of 6/30/2018	—	$—	49,276	$493	$1,221,572	$546,097	$(114,668)	4,949	$(343,450)	$1,310,044

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities:
Net income	$75,703	$71,806
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	2,262	4,291
Share-based compensation expense	4,630	2,750
Depreciation and amortization expense	20,384	22,235
Amortization of debt issuance costs	949	963
Amortization of favorable/(unfavorable) lease intangibles, net	—	(356)
Deferred income taxes, net	5,594	2,801
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	(537)	553
Inventories	4,461	8,931
Prepaid expenses and other assets	508	(1,824)
Accounts payable, accrued liabilities and other liabilities	(7,879)	(10,327)
Income taxes	(102)	18,144
Net cash flow provided by operating activities	105,973	119,967
Cash flow from investing activities:
Loan receivables, net of cash repayments	19,574	30,913
Purchases of furniture, fixtures, equipment and improvements	(22,904)	(14,468)
Purchases of store real property	(31,894)	(8,720)
Acquisitions of pawn stores, net of cash acquired	(38,241)	(36,171)
Net cash flow used in investing activities	(73,465)	(28,446)
Cash flow from financing activities:
Borrowings from revolving unsecured credit facility	144,000	220,000
Repayments of revolving unsecured credit facility	(99,000)	(105,500)
Purchases of treasury stock	(61,554)	(217,288)
Proceeds from exercise of share-based compensation awards	400	400
Dividends paid	(21,668)	(20,166)
Net cash flow used in financing activities	(37,822)	(122,554)
Effect of exchange rates on cash	533	(263)
Change in cash and cash equivalents	(4,781)	(31,296)
Cash and cash equivalents at beginning of the period	71,793	114,423
Cash and cash equivalents at end of the period	$67,012	$83,127

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2019. The consolidated financial statements as of June 30, 2019 and 2018, and for the three month and six month periods ended June 30, 2019 and 2018, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month and six month periods ended June 30, 2019 and 2018. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Reclassifications

A gain on foreign exchange of $0.5 million and $0.2 million for the three and six months ended June 30, 2018, respectively, was reclassified on the consolidated statements of income in order to conform with the presentation for the three and six months ended June 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Purchases of store real property of $8.7 million for the six months ended June 30, 2018 were reclassified on the consolidated statements of cash flows in order to conform with the presentation for the six months ended June 30, 2019. Purchases of store real property were formerly included in purchases of furniture, fixtures, equipment and improvements on the consolidated statements of cash flows and are now reclassified and reported separately. As a result, purchases of furniture, fixtures, equipment and improvements now excludes discretionary store real property purchases.

Recent Accounting Pronouncements

On January 1, 2019, the Financial Accounting Standards Board’s lease accounting standard (“ASC 842”) became effective requiring lessees to recognize, in the statement of financial position, a liability for the present value of future minimum lease payments (the lease liability) and an asset representing its right to use the underlying leased property for the lease term (the right of use asset). Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains largely unchanged. ASC 842 provides for a modified retrospective transition approach, which requires lessees to recognize and measure leases on the balance sheet at the beginning of the earliest period presented, or a cumulative effect adjustment transition approach, which requires prospective application from the adoption date. The Company adopted ASC 842 prospectively as of January 1, 2019 using the cumulative effect adjustment approach. As a result of the transition method used, ASC 842 was not applied to periods prior to adoption and the adoption of ASC 842 had no impact on the Company’s comparative prior periods presented.

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

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the Financial Accounting Standards Board issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the Financial Accounting Standards Board issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the Financial Accounting Standards Board issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05 are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$33,048	$30,171	$75,703	$71,806

Denominator:
Weighted-average common shares for calculating basic earnings per share	43,081	44,942	43,298	45,680
Effect of dilutive securities:
Stock options and restricted stock unit awards	175	101	158	77
Weighted-average common shares for calculating diluted earnings per share	43,256	45,043	43,456	45,757

Earnings per share:
Basic	$0.77	$0.67	$1.75	$1.57
Diluted	$0.76	$0.67	$1.74	$1.57

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the six months ended June 30, 2019, the Company acquired 158 pawn stores in Mexico in ten separate transactions and 20 pawn stores located in the U.S. in three separate transactions. The aggregate purchase prices for these acquisitions totaled $37.0 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $33.2 million in cash paid during the six months ended June 30, 2019 and remaining short-term amounts payable to the sellers of approximately $3.8 million.

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

Note 4 - Operating Leases

As described in Note 1, the Company adopted ASC 842 prospectively as of January 1, 2019. The Company leases the majority of its pawnshop locations under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components, which the Company accounts for separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

The following table details the components of the operating lease right of use asset and lease liability recognized upon adoption of ASC 842 on January 1, 2019 (in thousands):

Initial measurement of operating lease right of use asset (present value of the future minimum lease payments)	$295,063
Accrued straight-line rent liability (1)	(4,237)
Amounts previously recognized in respect of business combinations:
Favorable lease intangible assets (2)	45,596
Unfavorable lease intangible liabilities (3)	(17,275)
Total initial operating lease right of use asset	$319,147

Lease liability, current	$(87,608)
Lease liability, non-current	(207,455)
Total initial lease liability (present value of the future minimum lease payments)	$(295,063)

(1)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2018.

(2)	Included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2018.

(3)	Included in accounts payable and accrued liabilities and other liabilities in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2018.

Leased facilities are generally leased for a term of three to five years with one or more options to renew, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of June 30, 2019 was 3.9 years.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of June 30, 2019 was 7.4%.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.2 million and $0.5 million during the three and six months ended June 30, 2019, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in gain on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$31,292	$62,272
Variable lease expense (1)	2,179	4,254
Total operating lease expense	$33,471	$66,526

(1)	Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of June 30, 2019 (in thousands):

Six months ending December 31, 2019	$54,035
2020	90,674
2021	70,059
2022	46,132
2023	26,139
Thereafter	22,296
Total	$309,335
Less amount of lease payments representing interest	(40,474)
Total present value of lease payments	$268,861

The following table details supplemental cash flow information related to operating leases for the six months ended June 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$58,336
Leased assets obtained in exchange for new operating lease liabilities	$16,628

Note 5 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of June 30, 2019		As of December 31,
	2019	2018	2018
Revolving unsecured credit facility, maturing 2023 (1)	$340,000	$221,500	$295,000
5.375% senior unsecured notes due 2024 (2)	296,222	295,560	295,887
Total long-term debt	$636,222	$517,060	$590,887

(1)	Debt issuance costs related to the Company’s revolving unsecured credit facility are included in other assets in the accompanying consolidated balance sheets.

(2)
As of June 30, 2019, 2018 and December 31, 2018, deferred debt issuance costs of $3.8 million, $4.4 million and $4.1 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of June 30, 2019, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $425.0 million, which matures on October 4, 2023. As of June 30, 2019, the Company had $340.0 million in outstanding borrowings and $3.7 million in outstanding letters of credit under the Credit Facility, leaving $81.3 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2019 was 4.88% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2019. During the six months ended June 30, 2019, the Company received net proceeds of $45.0 million from borrowings pursuant to the Credit Facility.

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

Recurring Fair Value Measurements

As of June 30, 2019, 2018 and December 31, 2018, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Nonrecurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2019, 2018 and December 31, 2018 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,012	$67,012	$67,012	$—	$—
Fees and service charges receivable	46,991	46,991	—	—	46,991
Pawn loans	375,167	375,167	—	—	375,167
Consumer loans, net	3,850	3,850	—	—	3,850
	$493,020	$493,020	$67,012	$—	$426,008

Financial liabilities:
Revolving unsecured credit facility	$340,000	$340,000	$—	$340,000	$—
Senior unsecured notes (outstanding principal)	300,000	308,000	—	308,000	—
	$640,000	$648,000	$—	$648,000	$—

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,127	$83,127	$83,127	$—	$—
Fees and service charges receivable	42,920	42,920	—	—	42,920
Pawn loans	348,295	348,295	—	—	348,295
Consumer loans, net	17,256	17,256	—	—	17,256
	$491,598	$491,598	$83,127	$—	$408,471

Financial liabilities:
Revolving unsecured credit facility	$221,500	$221,500	$—	$221,500	$—
Senior unsecured notes (outstanding principal)	300,000	300,000	—	300,000	—
	$521,500	$521,500	$—	$521,500	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,793	$71,793	$71,793	$—	$—
Fees and service charges receivable	45,430	45,430	—	—	45,430
Pawn loans	362,941	362,941	—	—	362,941
Consumer loans, net	15,902	15,902	—	—	15,902
	$496,066	$496,066	$71,793	$—	$424,273

Financial liabilities:
Revolving unsecured credit facility	$295,000	$295,000	$—	$295,000	$—
Senior unsecured notes (outstanding principal)	300,000	293,000	—	293,000	—
	$595,000	$588,000	$—	$588,000	$—

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

The carrying value of the revolving unsecured credit facility approximates fair value as of June 30, 2019, 2018 and December 31, 2018. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on a fixed spread over LIBOR and reprices with any changes in LIBOR. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia.

The following tables present reportable segment information for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$168,918	$109,836	$—	$278,754
Pawn loan fees	90,126	46,797	—	136,923
Wholesale scrap jewelry sales	15,788	9,193	—	24,981
Consumer loan and credit services fees	5,356	—	—	5,356
Total revenue	280,188	165,826	—	446,014

Cost of revenue:
Cost of retail merchandise sold	104,662	71,610	—	176,272
Cost of wholesale scrap jewelry sold	14,853	9,081	—	23,934
Consumer loan and credit services loss provision	1,503	—	—	1,503
Total cost of revenue	121,018	80,691	—	201,709

Net revenue	159,170	85,135	—	244,305

Expenses and other income:
Store operating expenses	103,009	45,338	—	148,347
Administrative expenses	—	—	31,696	31,696
Depreciation and amortization	5,269	3,579	1,662	10,510
Interest expense	—	—	8,548	8,548
Interest income	—	—	(155)	(155)
Merger and other acquisition expenses	—	—	556	556
Gain on foreign exchange	—	—	(483)	(483)
Total expenses and other income	108,278	48,917	41,824	199,019

Income (loss) before income taxes	$50,892	$36,218	$(41,824)	$45,286

	Three Months Ended June 30, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$166,441	$89,301	$—	$255,742
Pawn loan fees	87,825	35,187	—	123,012
Wholesale scrap jewelry sales	22,133	5,342	—	27,475
Consumer loan and credit services fees	13,401	342	—	13,743
Total revenue	289,800	130,172	—	419,972

Cost of revenue:
Cost of retail merchandise sold	105,272	58,302	—	163,574
Cost of wholesale scrap jewelry sold	18,955	5,121	—	24,076
Consumer loan and credit services loss provision	3,810	84	—	3,894
Total cost of revenue	128,037	63,507	—	191,544

Net revenue	161,763	66,665	—	228,428

Expenses and other income:
Store operating expenses (1)	103,625	34,418	—	138,043
Administrative expenses	—	—	29,720	29,720
Depreciation and amortization	5,037	2,740	3,175	10,952
Interest expense	—	—	6,529	6,529
Interest income	—	—	(740)	(740)
Merger and other acquisition expenses	—	—	2,113	2,113
Gain on foreign exchange (1)	—	—	(460)	(460)
Total expenses and other income	108,662	37,158	40,337	186,157

Income (loss) before income taxes	$53,101	$29,507	$(40,337)	$42,271

(1)
The gain on foreign exchange for the Latin America operations segment of $0.5 million for the three months ended June 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended June 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

	Six Months Ended June 30, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$355,733	$207,262	$—	$562,995
Pawn loan fees	188,002	90,113	—	278,115
Wholesale scrap jewelry sales	38,573	18,118	—	56,691
Consumer loan and credit services fees	15,817	—	—	15,817
Total revenue	598,125	315,493	—	913,618

Cost of revenue:
Cost of retail merchandise sold	222,406	133,215	—	355,621
Cost of wholesale scrap jewelry sold	36,123	18,164	—	54,287
Consumer loan and credit services loss provision	3,606	—	—	3,606
Total cost of revenue	262,135	151,379	—	413,514

Net revenue	335,990	164,114	—	500,104

Expenses and other income:
Store operating expenses	206,893	88,306	—	295,199
Administrative expenses	—	—	63,850	63,850
Depreciation and amortization	10,314	6,884	3,186	20,384
Interest expense	—	—	16,918	16,918
Interest income	—	—	(359)	(359)
Merger and other acquisition expenses	—	—	705	705
Gain on foreign exchange	—	—	(722)	(722)
Total expenses and other income	217,207	95,190	83,578	395,975

Income (loss) before income taxes	$118,783	$68,924	$(83,578)	$104,129

	Six Months Ended June 30, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$352,493	$173,090	$—	$525,583
Pawn loan fees	184,067	68,738	—	252,805
Wholesale scrap jewelry sales	51,590	10,610	—	62,200
Consumer loan and credit services fees	28,440	744	—	29,184
Total revenue	616,590	253,182	—	869,772

Cost of revenue:
Cost of retail merchandise sold	225,888	112,183	—	338,071
Cost of wholesale scrap jewelry sold	46,608	9,963	—	56,571
Consumer loan and credit services loss provision	7,454	167	—	7,621
Total cost of revenue	279,950	122,313	—	402,263

Net revenue	336,640	130,869	—	467,509

Expenses and other income:
Store operating expenses (1)	208,008	68,383	—	276,391
Administrative expenses	—	—	57,722	57,722
Depreciation and amortization	10,592	5,449	6,194	22,235
Interest expense	—	—	12,727	12,727
Interest income	—	—	(1,721)	(1,721)
Merger and other acquisition expenses	—	—	2,352	2,352
Gain on foreign exchange (1)	—	—	(247)	(247)
Total expenses and other income	218,600	73,832	77,027	369,459

Income (loss) before income taxes	$118,040	$57,037	$(77,027)	$98,050

(1)
The gain on foreign exchange for the Latin America operations segment of $0.2 million for the six months ended June 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the six months ended June 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. References in this quarterly report on Form 10-Q to “year-to-date” refer to the six-month period from January 1, 2019 to June 30, 2019.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,600 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, tools, household appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, some of the Company’s U.S. pawn stores offer credit services products and/or unsecured consumer loans. The Company’s strategy is to grow its retail-based pawn operations, primarily in Latin America and, to a lesser extent, in the U.S., through new store openings and strategic acquisitions as opportunities arise. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for approximately 98% and 97% of the Company’s consolidated revenue during the six month periods ended June 30, 2019 and 2018, respectively.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia.

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

The Company operates six stand-alone consumer finance stores in the U.S. which provide credit services and/or consumer loans. In addition, 75 of the Company’s pawn stores also offer credit services and/or consumer loans as ancillary products. These products have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. The Company ceased offering unsecured consumer lending and credit services products in all 119 Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. See “Results of Operations - Consumer Lending Operations” for further discussion. Consumer loan and credit services revenue accounted for approximately 2% and 3% of consolidated revenue during the six month periods ended June 30, 2019 and 2018, respectively.

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

OPERATIONS AND LOCATIONS

As of June 30, 2019, the Company had 2,646 store locations composed of 1,054 stores in 24 U.S. states and the District of Columbia, 1,519 stores in 32 states in Mexico, 52 stores in Guatemala, 13 stores in El Salvador and eight stores in Colombia.

The following table details store count activity for the three months ended June 30, 2019:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S. operations segment:
Total locations, beginning of period	1,085	15	1,100
Locations acquired	10	—	10
Locations closed or consolidated (3)	(47)	(9)	(56)
Total locations, end of period	1,048	6	1,054

Latin America operations segment:
Total locations, beginning of period	1,530	—	1,530
New locations opened	23	—	23
Locations acquired	40	—	40
Locations closed or consolidated	(1)	—	(1)
Total locations, end of period	1,592	—	1,592

Total:
Total locations, beginning of period	2,615	15	2,630
New locations opened	23	—	23
Locations acquired	50	—	50
Locations closed or consolidated (3)	(48)	(9)	(57)
Total locations, end of period	2,640	6	2,646

(1)
At June 30, 2019, 75 of the U.S. pawn stores, primarily located in Texas, also offered consumer loans and/or credit services primarily as an ancillary product. This compares to 307 U.S. pawn locations which offered such products as of June 30, 2018. The table does not include 54 Mexico pawn locations operated by independent franchisees under franchising agreements with the Company.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Texas. The table does not include 54 U.S. check cashing locations operated by independent franchisees under franchising agreements with the Company.

(3)	Includes the closing of 52 Ohio locations primarily focused on consumer lending products. See “Results of Operations - Consumer Lending Operations” for additional discussion of these store closings.

The following table details store count activity for the six months ended June 30, 2019:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S. operations segment:
Total locations, beginning of period	1,077	17	1,094
Locations acquired	20	—	20
Locations closed or consolidated (3)	(49)	(11)	(60)
Total locations, end of period	1,048	6	1,054

Latin America operations segment:
Total locations, beginning of period	1,379	—	1,379
New locations opened	59	—	59
Locations acquired	158	—	158
Locations closed or consolidated	(4)	—	(4)
Total locations, end of period	1,592	—	1,592

Total:
Total locations, beginning of period	2,456	17	2,473
New locations opened	59	—	59
Locations acquired	178	—	178
Locations closed or consolidated (3)	(53)	(11)	(64)
Total locations, end of period	2,640	6	2,646

(1)
At June 30, 2019, 75 of the U.S. pawn stores, primarily located in Texas, also offered consumer loans and/or credit services primarily as an ancillary product. This compares to 307 U.S. pawn locations which offered such products as of June 30, 2018. The table does not include 54 Mexico pawn locations operated by independent franchisees under franchising agreements with the Company.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Texas. The table does not include 54 U.S. check cashing locations operated by independent franchisees under franchising agreements with the Company.

(3)
Includes the closing of 52 Ohio locations and two other locations outside of Ohio primarily focused on consumer lending products. See “Results of Operations - Consumer Lending Operations” for additional discussion of these store closings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Such estimates, assumptions and judgments are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2018 annual report on Form 10-K. Changes to the Company’s significant accounting policies as a result of adopting ASC 842 are discussed within Note 4 of the consolidated financial statements. There have been no other changes to the Company’s significant accounting policies for the six months ended June 30, 2019.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	June 30,		Favorable
	2019	2018	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.2	19.9	4%
Three months ended	19.1	19.4	2%
Six months ended	19.2	19.1	(1)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.5	(3)%
Three months ended	7.7	7.4	(4)%
Six months ended	7.7	7.4	(4)%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,206	2,931	(9)%
Three months ended	3,240	2,839	(14)%
Six months ended	3,188	2,849	(12)%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the U.S. operations segment as of June 30, 2019 as compared to June 30, 2018 (dollars in thousands, except as otherwise noted):

	As of June 30,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$262,356	$267,586	(2)%
Inventories	172,875	184,531	(6)%
Consumer loans, net (1)	3,850	17,109	(77)%
	$439,081	$469,226	(6)%

Average outstanding pawn loan amount (in ones)	$166	$160	4%

Composition of pawn collateral:
General merchandise	37%	37%
Jewelry	63%	63%
	100%	100%

Composition of inventories:
General merchandise	44%	41%
Jewelry	56%	59%
	100%	100%

Percentage of inventory aged greater than one year	4%	4%

(1)
Does not include the off-balance sheet principal portion of active extensions of credit made by independent third-party lenders, which are guaranteed by the Company through its credit services organization programs. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $2.1 million and $7.5 million as of June 30, 2019 and 2018, respectively. The Company ceased offering unsecured consumer lending and credit services products in all 119 Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. See “— Consumer Lending Operations” for further discussion.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	June 30,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$168,918	$166,441	1%
Pawn loan fees	90,126	87,825	3%
Wholesale scrap jewelry sales	15,788	22,133	(29)%
Consumer loan and credit services fees	5,356	13,401	(60)%
Total revenue	280,188	289,800	(3)%

Cost of revenue:
Cost of retail merchandise sold	104,662	105,272	(1)%
Cost of wholesale scrap jewelry sold	14,853	18,955	(22)%
Consumer loan and credit services loss provision	1,503	3,810	(61)%
Total cost of revenue	121,018	128,037	(5)%

Net revenue	159,170	161,763	(2)%

Segment expenses:
Store operating expenses	103,009	103,625	(1)%
Depreciation and amortization	5,269	5,037	5%
Total segment expenses	108,278	108,662	—%

Segment pre-tax operating income	$50,892	$53,101	(4)%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 1% to $168.9 million during the second quarter of 2019 compared to $166.4 million for the second quarter of 2018. Same-store retail sales in the second quarter of 2019 were consistent with the second quarter of 2018. During the second quarter of 2019, the gross profit margin on retail merchandise sales in the U.S. was 38% compared to a margin of 37% during the second quarter of 2018, which resulted in a 5% increase in net revenue from retail sales for the second quarter of 2019 compared to the second quarter of 2018. The increase in retail sales margin was primarily driven by the continued optimization of margins in the legacy Cash America locations.

U.S. inventories decreased 6% from $184.5 million at June 30, 2018 to $172.9 million at June 30, 2019. The decrease was primarily a result of the strategic reductions in inventory levels in the Cash America stores. Inventories aged greater than one year in the U.S. were 4% at June 30, 2019 and at June 30, 2018.

Pawn Lending Operations

U.S. pawn loan fees increased 3% totaling $90.1 million during the second quarter of 2019 compared to $87.8 million for the second quarter of 2018. Same-store pawn fees increased 2% in the second quarter of 2019 compared to the second quarter of 2018. Pawn loan receivables as of June 30, 2019 decreased 2% in total and 3% on a same-store basis compared to June 30, 2018. The decline in total and same-store pawn receivables relates primarily to the ongoing adoption of FirstCash’s lending practices in the Cash America stores, including an increase in the percentage of direct purchases of goods from customers. Those lending practices have led to a higher yielding pawn receivable portfolio, which was responsible for the increase in total and same-store pawn loan fees.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 29% to $15.8 million during the second quarter of 2019 compared to $22.1 million during the second quarter of 2018. The decrease was primarily due to higher than normal jewelry scrapping activity in the second quarter of 2018 as a result of focused liquidation of excess and aged inventories in the Cash America stores. The scrap jewelry gross profit margin in the U.S. was 6% compared to the prior-year margin of 14%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for the second quarter of 2019 and 2% for the second quarter of 2018.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 60% to $5.4 million during the second quarter of 2019 compared to $13.4 million for the second quarter of 2018. Net revenue (gross profit) from U.S. consumer lending operations decreased 60% to $3.9 million during the second quarter of 2019 compared to $9.6 million for the second quarter of 2018. Revenue and gross profit from consumer lending operations accounted for 2% and 2% of total U.S. revenue and gross profit, respectively, during the second quarter of 2019 compared to 5% and 6%, respectively, during the second quarter of 2018.

The provisions of the Ohio Fairness in Lending Act (the “Ohio Act”), further described in “Regulatory Developments,” significantly impacted the volume and profitability of loans made and credit services provided in Ohio after April 26, 2019. As a result of the Ohio Act, the Company ceased offering unsecured consumer lending and credit services products in all 119 Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. The remaining 67 locations in Ohio are expected to continue operating as full-service pawnshops. In addition to the discontinuance of consumer lending activities in Ohio, the Company ceased offering unsecured consumer loans and/or credit services as ancillary products in 78 of its pawnshops outside of Ohio during the second quarter of 2019. The Company currently offers unsecured consumer loans and/or credit services in only 81 U.S. locations, of which 75 are pawnshops offering such services as ancillary products. The Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints and internet-based competition and will likely further contract the number of U.S. locations offering such products in the future.

As a result of the discontinuance of consumer lending and credit services products and store closures in Ohio, the Company incurred non-recurring charges of approximately $2.0 million, net of tax, during the second quarter. These charges include increased loan loss provisions, employee severance costs, lease termination costs and other exit costs.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 1% to $103.0 million during the second quarter of 2019 compared to $103.6 million during the second quarter of 2018 and same-store operating expenses also decreased 1% compared with the prior-year period. The decrease in total and same-store operating expenses was primarily due to continued efforts to realize cost savings from real estate, technology and labor expenses.

U.S. store depreciation and amortization increased 5% to $5.3 million during the second quarter of 2019 compared to $5.0 million during the second quarter of 2018, primarily due to depreciation expense from recent discretionary purchases of store real property, primarily from landlords at existing stores.

The U.S. segment pre-tax operating income for the second quarter of 2019 was $50.9 million, which generated a pre-tax segment operating margin of 18% compared to $53.1 million and 18% in the prior year, respectively. The decrease in the segment pre-tax operating income was primarily due to declines in net revenue from consumer lending operations and an increase in store depreciation and amortization, partially offset by improvements in retail sales margins and yields on pawn receivables and reductions in store operating expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 benefited from a 2% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of June 30, 2019 compared to June 30, 2018 also benefited from a 4% favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the Latin America operations segment as of June 30, 2019 as compared to June 30, 2018 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				June 30,	Increase /
	As of June 30,		Increase /	2019	(Decrease)
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$112,811	$80,709	40%	$109,152	35%
Inventories	93,565	65,158	44%	90,507	39%
Consumer loans, net (1)	—	147	(100)%	—	(100)%
	$206,376	$146,014	41%	$199,659	37%

Average outstanding pawn loan amount (in ones)	$69	$62	11%	$66	6%

Composition of pawn collateral:
General merchandise	73%	79%
Jewelry	27%	21%
	100%	100%

Composition of inventories:
General merchandise	74%	75%
Jewelry	26%	25%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

(1)	The Company discontinued offering an unsecured consumer loan product in Latin America, effective June 30, 2018.

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,	Increase /
	June 30,		Increase /	2019	(Decrease)
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$109,836	$89,301	23%	$108,622	22%
Pawn loan fees	46,797	35,187	33%	46,277	32%
Wholesale scrap jewelry sales	9,193	5,342	72%	9,193	72%
Consumer loan fees	—	342	(100)%	—	(100)%
Total revenue	165,826	130,172	27%	164,092	26%

Cost of revenue:
Cost of retail merchandise sold	71,610	58,302	23%	70,828	21%
Cost of wholesale scrap jewelry sold	9,081	5,121	77%	8,984	75%
Consumer loan loss provision	—	84	(100)%	—	(100)%
Total cost of revenue	80,691	63,507	27%	79,812	26%

Net revenue	85,135	66,665	28%	84,280	26%

Segment expenses:
Store operating expenses (1)	45,338	34,418	32%	44,927	31%
Depreciation and amortization	3,579	2,740	31%	3,550	30%
Total segment expenses	48,917	37,158	32%	48,477	30%

Segment pre-tax operating income	$36,218	$29,507	23%	$35,803	21%

(1)
The gain on foreign exchange for the Latin America operations segment of $0.5 million for the three months ended June 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended June 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 23% (22% on a constant currency basis) to $109.8 million during the second quarter of 2019 compared to $89.3 million for the second quarter of 2018. The increase was primarily due to revenue contributions from recent acquisition activity, new store openings and a 6% increase (5% on a constant currency basis) in same-store retail sales. The gross profit margin on retail merchandise sales was 35% during the second quarter of 2019 and the second quarter of 2018.

Inventories in Latin America increased 44% (39% on a constant currency basis) from $65.2 million at June 30, 2018 to $93.6 million at June 30, 2019. The increase was primarily due to the acquisition of 336 smaller format stores in Mexico over the past twelve months, new store openings and the maturation of existing stores. Inventories aged greater than one year in Latin America were 1% at June 30, 2019 and June 30, 2018.

Pawn Lending Operations

Pawn loan fees in Latin America increased 33% (32% on a constant currency basis) totaling $46.8 million during the second quarter of 2019 compared to $35.2 million for the second quarter of 2018, primarily as a result of the 40% increase (35% on a constant currency basis) in pawn loan receivables as of June 30, 2019 compared to June 30, 2018. The increase in pawn loan receivables and pawn loan fees was primarily driven by pawn loans acquired in the recent acquisitions, new store additions and a 14% increase (10% on a constant currency basis) in same-store pawn receivables.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 72% (also 72% on a constant currency basis) to $9.2 million during the second quarter of 2019 compared to $5.3 million during the second quarter of 2018. The increase was primarily due to scrap revenue contributions from recent acquisition activity. The scrap jewelry gross margin in Latin America was 1% (2% on a constant currency basis) compared to the prior-year margin of 4%. Scrap jewelry profits accounted for less than 1% of net revenue (gross profit) for the second quarter of 2019 and the second quarter of 2018.

Consumer Lending Operations

Effective June 30, 2018, the Company ceased offering unsecured consumer loan products in Mexico as it continues to strategically focus on its core pawn business and reduce its exposure to non-core unsecured lending products.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 32% (31% on a constant currency basis) to $45.3 million during the second quarter of 2019 compared to $34.4 million during the second quarter of 2018. Total store operating expenses increased primarily due to the 36% increase in the Latin America weighted-average store count. Same-store operating expenses increased 7% (6% on a constant currency basis) compared to the prior-year period, which was primarily due to slightly higher operating costs in some regions related to acquisition integration and other inflationary pressures in Latin America.

The segment pre-tax operating income for the second quarter of 2019 was $36.2 million, which generated a pre-tax segment operating margin of 22% compared to $29.5 million and 23% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2019	2018	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$50,892	$53,101	(4)%
Latin America operations segment pre-tax operating income (1)	36,218	29,507	23%
Consolidated segment pre-tax operating income	87,110	82,608	5%

Corporate expenses and other income:
Administrative expenses	31,696	29,720	7%
Depreciation and amortization	1,662	3,175	(48)%
Interest expense	8,548	6,529	31%
Interest income	(155)	(740)	(79)%
Merger and other acquisition expenses	556	2,113	(74)%
Gain on foreign exchange (1)	(483)	(460)	5%
Total corporate expenses and other income	41,824	40,337	4%

Income before income taxes	45,286	42,271	7%

Provision for income taxes	12,238	12,100	1%

Net income	$33,048	$30,171	10%

(1)
The gain on foreign exchange for the Latin America operations segment of $0.5 million for the three months ended June 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended June 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Corporate Expenses and Taxes

Administrative expenses increased 7% to $31.7 million during the second quarter of 2019 compared to $29.7 million in the second quarter of 2018, primarily due to a 16% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth, some of which are expected to be reduced over time with the realization of administrative cost synergies, and a 2% favorable change in the average value of the Mexican peso. Administrative expenses were 7% of revenue during both the second quarter of 2019 and 2018.

Corporate depreciation and amortization decreased to $1.7 million during the second quarter of 2019 compared to $3.2 million during the second quarter of 2018, primarily due to the realization of depreciation and amortization synergies from the merger and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $8.5 million in the second quarter of 2019 compared to $6.5 million for the second quarter of 2018, primarily due to increased average balances outstanding and increased interest rates on the Company’s unsecured credit facility. See “Liquidity and Capital Resources.”

For the second quarter of 2019 and 2018, the Company’s consolidated effective income tax rates were 27.0% and 28.6%, respectively. The 28.6% effective tax rate for the second quarter of 2018 was higher than normal due to the refinement of certain 2018 U.S. tax estimates related to the Tax Cuts and Jobs Act during the prior-year quarter.

Net Income, Adjusted Net Income, Diluted Earnings Per Share and Adjusted Diluted Earnings Per Share

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income and adjusted diluted earnings per share for the second quarter of 2019 compared to the second quarter of 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,
	As Reported (GAAP)		Adjusted (Non-GAAP)
In thousands, except per share amounts	2019	2018	2019	2018
Revenue	$446,014	$419,972	$446,014	$419,972
Net income	$33,048	$30,171	$35,297	$31,683
Diluted earnings per share	$0.76	$0.67	$0.82	$0.70
Weighted-average diluted shares	43,256	45,043	43,256	45,043

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses, certain non-cash foreign currency gains and losses and non-recurring consumer lending wind-down costs, but does not adjust for the effects of foreign currency rate fluctuations. See “Non-GAAP Financial Information - Adjusted Net Income and Adjusted Diluted Earnings Per Share” below.

Operating Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

U.S. Operations Segment

The following table presents segment pre-tax operating income of the U.S. operations segment for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$355,733	$352,493	1%
Pawn loan fees	188,002	184,067	2%
Wholesale scrap jewelry sales	38,573	51,590	(25)%
Consumer loan and credit services fees	15,817	28,440	(44)%
Total revenue	598,125	616,590	(3)%

Cost of revenue:
Cost of retail merchandise sold	222,406	225,888	(2)%
Cost of wholesale scrap jewelry sold	36,123	46,608	(22)%
Consumer loan and credit services loss provision	3,606	7,454	(52)%
Total cost of revenue	262,135	279,950	(6)%

Net revenue	335,990	336,640	—%

Segment expenses:
Store operating expenses	206,893	208,008	(1)%
Depreciation and amortization	10,314	10,592	(3)%
Total segment expenses	217,207	218,600	(1)%

Segment pre-tax operating income	$118,783	$118,040	1%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 1% to $355.7 million during the six months ended June 30, 2019 compared to $352.5 million for the six months ended June 30, 2018. Same-store retail sales decreased 1% during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. During the six months ended June 30, 2019, the gross profit margin on retail merchandise sales in the U.S. was 37% compared to a margin of 36% during the six months ended June 30, 2018, which resulted in a 5% increase in net revenue from retail sales for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in retail sales margin was primarily driven by the continued optimization of margins in the legacy Cash America locations.

Pawn Lending Operations

U.S. pawn loan fees increased 2% totaling $188.0 million during the six months ended June 30, 2019 compared to $184.1 million for the six months ended June 30, 2018. Same-store pawn fees increased 1% during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Pawn loan receivables as of June 30, 2019 decreased 2% in total and 3% on a same-store basis compared to June 30, 2018. The decline in total and same-store pawn receivables relates primarily to the ongoing adoption of FirstCash’s lending practices in the Cash America stores, including an increase in the percentage of direct purchases of goods from customers. Those lending practices have led to a higher yielding pawn receivable portfolio, which was responsible for the increase in total and same-store pawn loan fees.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 25% to $38.6 million during the six months ended June 30, 2019 compared to $51.6 million during the six months ended June 30, 2018. The decrease was primarily due to higher than normal jewelry scrapping activity in the first six months of 2018 as a result of focused liquidation of excess and aged inventories in the Cash America stores. The scrap jewelry gross profit margin in the U.S. was 6% compared to the prior-year margin of 10%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for both the six months ended June 30, 2019 and 2018.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 44% to $15.8 million during the six months ended June 30, 2019 compared to $28.4 million for the six months ended June 30, 2018. Net revenue (gross profit) from U.S. consumer lending operations decreased 42% to $12.2 million during the six months ended June 30, 2019 compared to $21.0 million for the six months ended June 30, 2018. Revenue and gross profit from consumer lending operations accounted for 3% and 4% of total U.S. revenue and gross profit, respectively, during the six months ended June 30, 2019 compared to 5% and 6%, respectively, during the six months ended June 30, 2018.

As a result of the Ohio Act, the Company ceased offering unsecured consumer lending and credit services products in all 119 Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. The remaining 67 locations in Ohio are expected to continue operating as full-service pawnshops. In addition to the discontinuance of consumer lending activities in Ohio, the Company closed two stand-alone consumer loan stores and ceased offering unsecured consumer loans and/or credit services as ancillary products in 78 of its pawnshops outside of Ohio during the six months ended June 30, 2019. The Company currently offers unsecured consumer loans and/or credit services in only 81 U.S. locations, of which 75 are pawnshops offering such services as ancillary products. The Company continues to de-emphasize consumer lending operations in light of increasing regulatory constraints and internet-based competition and plans to further contract the number of U.S. locations offering such products in the future.

As a result of the discontinuance of consumer lending and credit services products and store closures in Ohio, the Company incurred non-recurring charges of approximately $2.0 million, net of tax, for the six months ended June 30, 2019. These charges include increased loan loss provisions, employee severance costs, lease termination costs and other exit costs.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 1% to $206.9 million during the six months ended June 30, 2019 compared to $208.0 million during the six months ended June 30, 2018 and same-store operating expenses decreased 1% compared with the prior-year period. The decrease in total and same-store operating expenses was primarily due to continued efforts to realize cost savings from real estate, technology and labor expenses.

U.S. store depreciation and amortization decreased 3% to $10.3 million during the six months ended June 30, 2019 compared to $10.6 million during the six months ended June 30, 2018, primarily due to a reduction in capital spending in Cash America stores compared to pre-merger levels partially offset by depreciation expense from recent discretionary purchases of store real property, primarily from landlords at existing stores.

The U.S. segment pre-tax operating income for the six months ended June 30, 2019 was $118.8 million, which generated a pre-tax segment operating margin of 20% compared to $118.0 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating margin was primarily due to improvements in retail sales margins and yields on pawn receivables and reductions in store operating expenses and store depreciation and amortization, partially offset by declines in net revenue from consumer lending operations.

Latin America Operations Segment

Latin American results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 were impacted by a 1% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income of the Latin America operations segment for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,		Increase /	2019	(Decrease)
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$207,262	$173,090	20%	$208,658	21%
Pawn loan fees	90,113	68,738	31%	90,713	32%
Wholesale scrap jewelry sales	18,118	10,610	71%	18,118	71%
Consumer loan fees	—	744	(100)%	—	(100)%
Total revenue	315,493	253,182	25%	317,489	25%

Cost of revenue:
Cost of retail merchandise sold	133,215	112,183	19%	134,123	20%
Cost of wholesale scrap jewelry sold	18,164	9,963	82%	18,280	83%
Consumer loan loss provision	—	167	(100)%	—	(100)%
Total cost of revenue	151,379	122,313	24%	152,403	25%

Net revenue	164,114	130,869	25%	165,086	26%

Segment expenses:
Store operating expenses (1)	88,306	68,383	29%	88,948	30%
Depreciation and amortization	6,884	5,449	26%	6,938	27%
Total segment expenses	95,190	73,832	29%	95,886	30%

Segment pre-tax operating income	$68,924	$57,037	21%	$69,200	21%

(1)
The gain on foreign exchange for the Latin America operations segment of $0.2 million for the six months ended June 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the six months ended June 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 20% (21% on a constant currency basis) to $207.3 million during the six months ended June 30, 2019 compared to $173.1 million for the six months ended June 30, 2018. The increase was primarily due to revenue contributions from recent acquisition activity, new store openings and a 2% increase in both total and constant currency same-store retail sales. The gross profit margin on retail merchandise sales was 36% during the six months ended June 30, 2019 compared to 35% during the six months ended June 30, 2018.

Pawn Lending Operations

Pawn loan fees in Latin America increased 31% (32% on a constant currency basis) totaling $90.1 million during the six months ended June 30, 2019 compared to $68.7 million for the six months ended June 30, 2018, primarily as a result of the 40% increase (35% on a constant currency basis) in pawn loan receivables as of June 30, 2019 compared to June 30, 2018. The increase in pawn receivables was primarily driven by pawn loans acquired in the recent acquisitions, new store additions and a 14% increase (10% on a constant currency basis) in same-store pawn receivables.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 71% (also 71% on a constant currency basis) to $18.1 million during the six months ended June 30, 2019 compared to $10.6 million during the six months ended June 30, 2018. The increase was primarily due to scrap revenue contributions from recent acquisition activity. The scrap jewelry gross profit margin in Latin America was a loss of less than 1% (1% on a constant currency basis) compared to the prior-year margin of 6%. Scrap jewelry profits or losses accounted for less than 1% of net revenue (gross profit) for both the six months ended June 30, 2019 and 2018.

Consumer Lending Operations

Effective June 30, 2018, the Company ceased offering unsecured consumer loan products in Mexico as it continues to strategically focus on its core pawn business and reduce its exposure to non-core unsecured lending products.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 29% (30% on a constant currency basis) to $88.3 million during the six months ended June 30, 2019 compared to $68.4 million during the six months ended June 30, 2018. Total store operating expenses increased primarily due to the 37% increase in the Latin America weighted-average store count. Same-store operating expenses increased 4% (5% on a constant currency basis) compared to the prior-year period, which was primarily due to slightly higher operating costs in some regions related to acquisition integration and other inflationary pressures in Latin America.

The segment pre-tax operating income for the six months ended June 30, 2019 was $68.9 million, which generated a pre-tax segment operating margin of 22% compared to $57.0 million and 23% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2019	2018	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$118,783	$118,040	1%
Latin America operations segment pre-tax operating income (1)	68,924	57,037	21%
Consolidated segment pre-tax operating income	187,707	175,077	7%

Corporate expenses and other income:
Administrative expenses	63,850	57,722	11%
Depreciation and amortization	3,186	6,194	(49)%
Interest expense	16,918	12,727	33%
Interest income	(359)	(1,721)	(79)%
Merger and other acquisition expenses	705	2,352	(70)%
Gain on foreign exchange (1)	(722)	(247)	192%
Total corporate expenses and other income	83,578	77,027	9%

Income before income taxes	104,129	98,050	6%

Provision for income taxes	28,426	26,244	8%

Net income	$75,703	$71,806	5%

(1)
The gain on foreign exchange for the Latin America operations segment of $0.2 million for the six months ended June 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the six months ended June 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Corporate Expenses and Taxes

Administrative expenses increased 11% to $63.9 million during the six months ended June 30, 2019 compared to $57.7 million during the six months ended June 30, 2018, primarily due to a 17% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth, some of which are expected to be reduced over time with the realization of administrative cost synergies. Administrative expenses were 7% of revenue during both the six months ended June 30, 2019 and 2018.

Corporate depreciation and amortization decreased to $3.2 million during the six months ended June 30, 2019 compared to $6.2 million during the six months ended June 30, 2018, primarily due to the realization of depreciation and amortization synergies from the merger and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $16.9 million during the six months ended June 30, 2019 compared to $12.7 million for the six months ended June 30, 2018, primarily due to increased average balances outstanding and increased interest rates on the Company’s unsecured credit facility. See “Liquidity and Capital Resources.”

For the six months ended June 30, 2019 and 2018, the Company’s consolidated effective income tax rates were 27.3% and 26.8%, respectively. The increase in the effective tax rate was due in part to an increase in certain non-deductible expenses resulting from the Tax Cuts and Jobs Act and to the increasing share of earnings from Latin America where corporate tax rates are higher than those in the U.S.

Net Income, Adjusted Net Income, Diluted Earnings Per Share and Adjusted Diluted Earnings Per Share

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income and adjusted diluted earnings per share for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (in thousands, except per share amounts):

	Six Months Ended June 30,
	As Reported (GAAP)		Adjusted (Non-GAAP)
In thousands, except per share amounts	2019	2018	2019	2018
Revenue	$913,618	$869,772	$913,618	$869,772
Net income	$75,703	$71,806	$77,818	$73,502
Diluted earnings per share	$1.74	$1.57	$1.79	$1.61
Weighted-average diluted shares	43,456	45,757	43,456	45,757

Adjusted net income removes certain items from GAAP net income that the Company does not consider to be representative of its actual operating performance, such as merger and other acquisition expenses, certain non-cash foreign currency gains and losses and non-recurring consumer lending wind-down costs, but does not adjust for the effects of foreign currency rate fluctuations. See “Non-GAAP Financial Information - Adjusted Net Income and Adjusted Diluted Earnings Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company’s primary sources of liquidity were $67.0 million in cash and cash equivalents, $81.3 million of available and unused funds under the Company’s revolving unsecured credit facility, $426.0 million in customer loans and fees and service charges receivable and $266.4 million in inventories. As of June 30, 2019, the amount of cash associated with indefinitely reinvested foreign earnings was $36.5 million, which is primarily held in Mexican pesos. The Company had working capital of $573.2 million as of June 30, 2019.

As of June 30, 2019, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $425.0 million, which matures on October 4, 2023. As of June 30, 2019, the Company had $340.0 million in outstanding borrowings and $3.7 million in outstanding letters of credit under the Credit Facility, leaving $81.3 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2019 was 4.88% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2019, and believes it has the capacity to borrow a substantial portion of the amount available under the Credit Facility under the most restrictive covenant. During the six months ended June 30, 2019, the Company received net proceeds of $45.0 million from borrowings pursuant to the Credit Facility.

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months

EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2019, the Net Debt Ratio was 1.9 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended
	June 30,
	2019	2018
Cash flow provided by operating activities	$105,973	$119,967
Cash flow used in investing activities	$(73,465)	$(28,446)
Cash flow used in financing activities	$(37,822)	$(122,554)

	As of June 30,
	2019	2018
Working capital (1)	$573,186	$644,218
Current ratio (1)	3.9:1	6.5:1
Liabilities to equity ratio (2)	0.8:1	0.5:1
Net Debt Ratio (3)	1.9:1	1.6:1

(1)
Current liabilities as of June 30, 2019 includes an $84.5 million current lease liability as a result of the adoption of ASC 842 that is not included in current liabilities as of June 30, 2018, thereby impacting comparability of this metric.

(2)
Total liabilities as of June 30, 2019 includes a total of $268.9 million in lease liabilities as a result of the adoption of ASC 842 that is not included in total liabilities as of June 30, 2018, thereby impacting comparability of this metric.

(3)	Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities decreased $14.0 million, or 12%, from $120.0 million for the six months ended June 30, 2018 to $106.0 million for the six months ended June 30, 2019 due to an increase in net income of $3.9 million, the receipt of a $21.4 million income tax refund during the first quarter of 2018 related to the merger with Cash America, net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Net cash used in investing activities increased $45.0 million, or 158%, from $28.4 million for the six months ended June 30, 2018 to $73.5 million for the six months ended June 30, 2019. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores, new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $38.2 million in cash related to store acquisitions, $22.9 million for furniture, fixtures, equipment and improvements and $31.9 million for discretionary store real property purchases during the six months ended June 30, 2019 compared to $36.2 million, $14.5 million and $8.7 million in the prior-year period, respectively. The Company received funds from a net decrease in pawn and consumer loans of $19.6 million during the six months ended June 30, 2019 compared to $30.9 million during the six months ended June 30, 2018.

Net cash used in financing activities decreased $84.7 million, or 69%, from $122.6 million for the six months ended June 30, 2018 to $37.8 million for the six months ended June 30, 2019. Net borrowings on the Credit Facility were $45.0 million during the six months ended June 30, 2019 compared to net borrowings of $114.5 million during the six months ended June 30, 2018. The Company funded $61.6 million worth of share repurchases and paid dividends of $21.7 million during the six months ended June 30, 2019, compared to funding $217.3 million worth of share repurchases and dividends paid of $20.2 million during the six months ended June 30, 2018.

During the six months ended June 30, 2019, the Company opened 59 new pawn stores in Latin America, acquired 158 pawn stores in Latin America and acquired 20 pawn stores in the U.S. The cumulative purchase price of these acquisitions was $37.0 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $33.2 million in cash paid during the six months ended June 30, 2019 and $3.8 million of short-term payables due to the sellers in 2019 and 2020. During the six months ended June 30, 2019, the Company also paid $5.0 million of purchase price amounts payable related to prior-year acquisitions. The Company also funded $22.9 million in capital expenditures during the six months ended June 30, 2019 for improvements to existing stores, new store additions and corporate assets, and an additional $31.9 million related to the purchase of store real property, primarily from landlords at existing stores. Management considers the store real property purchases to be discretionary in nature and not required to operate or grow its pawn operations. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to new store openings have been primarily funded through cash balances, operating cash flows and the Credit Facility.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2019, the Company expects to add approximately 80 to 85 new full-service pawn locations in Latin America, which includes targeted openings of 57 to 62 stores in Mexico, 15 stores in Guatemala and eight stores in Colombia. Additionally, as opportunities arise at attractive prices, the Company intends to continue purchasing the real estate from its landlords at existing stores. Excluding these discretionary store real estate purchases, the Company expects total purchases of furniture, fixtures, equipment and improvements for 2019, including expenditures for new and remodeled stores and other corporate assets, will total approximately $35.0 million. Management believes cash on hand, the amounts available to be drawn under the Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2019.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments. However, as of June 30, 2019, there were 54 remaining franchised pawn locations in Mexico operating under the “Prendamex” brand that the Company continues to evaluate for acquisition. The Company will evaluate other potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

As of June 30, 2019, the Company had contractual commitments to deliver a total of 42,000 gold ounces between the months of July 2019 and May 2020 at a weighted-average price of $1,329 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

During the six months ended June 30, 2019, the Company repurchased a total of 671,000 shares of common stock at an aggregate cost of $59.4 million and an average cost per share of $88.62, and during the six months ended June 30, 2018, repurchased 2,619,000 shares of common stock at an aggregate cost of $217.3 million and an average cost per share of $82.96. The Company intends to continue repurchases under its active share repurchase programs through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the six months ended June 30, 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	April 23, 2019	$100,000	496,000	$42,760	$—
October 24, 2018	Currently active	100,000	175,000	16,652	83,348
Total			671,000	$59,412	$83,348

Total cash dividends paid during the six months ended June 30, 2019 and 2018 were $21.7 million and $20.2 million, respectively. In July 2019, the Company’s Board of Directors declared a $0.25 per share third quarter cash dividend on common shares outstanding, or an aggregate of $10.7 million based on the June 30, 2019 share count, which will be paid on August 30, 2019 to stockholders of record as of August 15, 2019. On an annualized basis, this represents aggregate dividends of $43.0 million based on the June 30, 2019 share count as compared to aggregate dividends paid of $40.9 million in fiscal 2018. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

REGULATORY DEVELOPMENTS

The Company is subject to significant regulation of its pawn, consumer loan and general business operations in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2018 annual report on Form 10-K filed with the SEC on February 5, 2019. Except as described below, there have been no material changes in regulatory developments affecting the Company since December 31, 2018.

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

The Company operated 119 locations in Ohio as of March 31, 2019, which offered unsecured consumer loan and credit services products. After an extensive evaluation of alternative products meeting the new legal requirements of the Ohio Act, the Company opted to cease offering any unsecured consumer loan or credit services products in all of its 119 Ohio locations as of April 26, 2019. As a result, the Company closed 52 locations whose revenue was derived primarily from unsecured consumer lending products. The new law does not affect pawn lending operations and the remaining 67 locations in Ohio are expected to continue operating as full-service pawnshops. The Company does not expect the discontinuance of unsecured consumer loan and credit services products in its Ohio stores to have a material impact on its consolidated results of operations for the year ending December 31, 2019.

NON-GAAP FINANCIAL INFORMATION

The Company uses certain financial calculations such as adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined in Securities and Exchange Commission (“SEC”) rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s core operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating these non-GAAP financial measures are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, the non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures of other companies.

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and other acquisition expenses to allow more accurate comparisons of the financial results to prior periods and because the Company does not consider these merger and other acquisition expenses to be related to the organic operations of the acquired businesses or its continuing operations and such expenses are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. The Company believes that providing adjusted non-GAAP measures, which exclude these items, allows management and investors to consider the ongoing operations of the business both with, and without, such expenses. Merger and other acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Management believes the presentation of adjusted net income and adjusted diluted earnings per share provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future by excluding items that management believes are non-operating in nature and not representative of the Company’s core operating performance of its continuing operations. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current periods presented with the prior periods presented.

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$33,048	$0.76	$30,171	$0.67	$75,703	$1.74	$71,806	$1.57
Adjustments, net of tax:
Merger and other acquisition expenses	426	0.01	1,512	0.03	530	0.01	1,696	0.04
Non-cash foreign currency gain related to lease liability	(136)	—	—	—	(374)	(0.01)	—	—
Ohio consumer lending wind-down costs	1,959	0.05	—	—	1,959	0.05	—	—
Adjusted net income and diluted earnings per share	$35,297	$0.82	$31,683	$0.70	$77,818	$1.79	$73,502	$1.61

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$556	$130	$426	$2,113	$601	$1,512
Non-cash foreign currency gain related to lease liability	(195)	(59)	(136)	—	—	—
Ohio consumer lending wind-down costs	2,544	585	1,959	—	—	—
Total adjustments	$2,905	$656	$2,249	$2,113	$601	$1,512

	Six Months Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$705	$175	$530	$2,352	$656	$1,696
Non-cash foreign currency gain related to lease liability	(535)	(161)	(374)	—	—	—
Ohio consumer lending wind-down costs	2,544	585	1,959	—	—	—
Total adjustments	$2,714	$599	$2,115	$2,352	$656	$1,696

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019		2018
Net income	$33,048	$30,171	$75,703	$71,806		$157,103		$167,814
Income taxes	12,238	12,100	28,426	26,244		54,285		28,838
Depreciation and amortization	10,510	10,952	20,384	22,235		41,110		48,536
Interest expense	8,548	6,529	16,918	12,727		33,364		25,064
Interest income	(155)	(740)	(359)	(1,721)		(1,082)		(2,598)
EBITDA	64,189	59,012	141,072	131,291		284,780		267,654
Adjustments:
Merger and other acquisition expenses	556	2,113	705	2,352		5,996		9,161
Non-cash foreign currency gain related to lease liability	(195)	—	(535)	—		(535)		—
Ohio consumer lending wind-down costs	2,544	—	2,544	—		2,544		—
Asset impairments related to consumer loan operations	—	—	—	—		1,514		—
Loss on extinguishment of debt	—	—	—	—		—		20
Adjusted EBITDA	$67,094	$61,125	$143,786	$133,643		$294,299		$276,835

Net Debt Ratio calculation:
Total debt (outstanding principal)						$640,000		$521,500
Less: cash and cash equivalents						(67,012)		(83,127)
Net debt						$572,988		$438,373
Adjusted EBITDA						$294,299		$276,835
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)					1.9	:1	1.6	:1

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

The Company previously included store real property purchases as a component of purchases of property and equipment. Management considers the store real property purchases to be discretionary in nature and not required to operate or grow its pawn operations. To further enhance transparency of these distinct items, the Company now reports purchases of store real property and purchases of furniture, fixtures, equipment and improvements separately on the consolidated statements of cash flows. As a result, the current definitions of free cash flow and adjusted free cash flow differ from prior period definitions as they now exclude discretionary purchases of store real property, and the Company has retrospectively applied the current definitions to prior-period results.

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Cash flow from operating activities	$34,276	$28,651	$105,973	$119,967	$229,435	$237,511
Cash flow from investing activities:
Loan receivables, net of cash repayments	(22,642)	(25,307)	19,574	30,913	(1,214)	37,685
Purchases of furniture, fixtures, equipment and improvements	(13,246)	(9,080)	(22,904)	(14,468)	(44,113)	(27,684)
Free cash flow	(1,612)	(5,736)	102,643	136,412	184,108	247,512
Merger and other acquisition expenses paid, net of tax benefit	426	1,531	530	3,099	4,503	6,213
Adjusted free cash flow	$(1,186)	$(4,205)	$103,173	$139,511	$188,611	$253,725

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of June 30, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated the Company’s leases and properly assessed the impact of the new accounting standard related to leases on the Company’s financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, the Company repurchased a total of 671,000 shares of common stock at an aggregate cost of $59.4 million and an average cost per share of $88.62, and during the six months ended June 30, 2018, repurchased 2,619,000 shares of common stock at an aggregate cost of $217.3 million and an average cost per share of $82.96.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during the three months ended June 30, 2019 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
April 1 through April 30, 2019	153,000	88.76	153,000	$100,000
May 1 through May 31, 2019	133,000	94.92	133,000	$87,412
June 1 through June 30, 2019	42,000	96.43	42,000	$83,348
Total	328,000	92.24	328,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the six months ended June 30, 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	April 23, 2019	$100,000	496,000	$42,760	$—
October 24, 2018	Currently active	100,000	175,000	16,652	83,348
Total			671,000	$59,412	$83,348

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

Dated: July 29, 2019	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)