Form 10-Q
period 2019-09-30
FIRSTCASH, INC
filed 2019-10-28
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

As of October 22, 2019, there were 42,679,475 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2019	2018	2018
ASSETS
Cash and cash equivalents	$61,183	$57,025	$71,793
Fees and service charges receivable	48,587	49,141	45,430
Pawn loans	385,907	387,733	362,941
Consumer loans, net	895	17,804	15,902
Inventories	281,921	277,438	275,130
Income taxes receivable	1,944	1,065	1,379
Prepaid expenses and other current assets	9,275	18,396	17,317
Total current assets	789,712	808,602	789,892

Property and equipment, net	300,087	250,088	251,645
Operating lease right of use asset	288,460	—	—
Goodwill	936,562	906,322	917,419
Intangible assets, net	86,468	88,900	88,140
Other assets	10,880	50,635	49,238
Deferred tax assets	10,624	11,933	11,640
Total assets	$2,422,793	$2,116,480	$2,107,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$81,999	$103,223	$96,928
Customer deposits	41,686	35,874	35,368
Income taxes payable	713	279	749
Lease liability, current	83,328	—	—
Total current liabilities	207,726	139,376	133,045

Revolving unsecured credit facility	340,000	305,000	295,000
Senior unsecured notes	296,394	295,722	295,887
Deferred tax liabilities	61,240	52,149	54,854
Lease liability, non-current	181,257	—	—
Other liabilities	—	12,505	11,084
Total liabilities	1,086,617	804,752	789,870

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	493	493	493
Additional paid-in capital	1,229,793	1,222,947	1,224,608
Retained earnings	684,865	569,691	606,810
Accumulated other comprehensive loss	(113,516)	(97,970)	(113,117)
Common stock held in treasury, at cost	(465,459)	(383,433)	(400,690)
Total stockholders’ equity	1,336,176	1,311,728	1,318,104
Total liabilities and stockholders’ equity	$2,422,793	$2,116,480	$2,107,974

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Retail merchandise sales	$281,358	$256,417	$844,353	$782,000
Pawn loan fees	142,879	134,613	420,994	387,418
Wholesale scrap jewelry sales	25,661	24,650	82,352	86,850
Consumer loan and credit services fees	2,561	14,198	18,378	43,382
Total revenue	452,459	429,878	1,366,077	1,299,650

Cost of revenue:
Cost of retail merchandise sold	178,597	163,287	534,218	501,358
Cost of wholesale scrap jewelry sold	22,660	23,859	76,947	80,430
Consumer loan and credit services loss provision	223	5,474	3,829	13,095
Total cost of revenue	201,480	192,620	614,994	594,883

Net revenue	250,979	237,258	751,083	704,767

Expenses and other income:
Store operating expenses	149,819	141,720	445,018	418,111
Administrative expenses	30,576	29,977	94,426	87,699
Depreciation and amortization	10,674	10,850	31,058	33,085
Interest expense	8,922	7,866	25,840	20,593
Interest income	(429)	(495)	(788)	(2,216)
Merger and other acquisition expenses	805	3,222	1,510	5,574
Loss (gain) on foreign exchange	1,648	35	926	(212)
Total expenses and other income	202,015	193,175	597,990	562,634

Income before income taxes	48,964	44,083	153,093	142,133

Provision for income taxes	14,203	10,758	42,629	37,002

Net income	$34,761	$33,325	$110,464	$105,131

Earnings per share:
Basic	$0.81	$0.76	$2.56	$2.33
Diluted	$0.81	$0.76	$2.55	$2.33

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$34,761	$33,325	$110,464	$105,131
Other comprehensive income:
Currency translation adjustment	(9,584)	16,698	(399)	13,907
Comprehensive income	$25,177	$50,023	$110,065	$119,038

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Nine Months Ended September 30, 2019
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

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Share-based compensa-tion expense	—	—	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	—	—	34,761	—	—	—	34,761
Cash dividends ($0.25 per share)	—	—	—	—	—	(10,741)	—	—	—	(10,741)
Currency translation adjustment	—	—	—	—	—	—	(9,584)	—	—	(9,584)
Purchases of treasury stock	—	—	—	—	—	—	—	80	(7,517)	(7,517)
As of 9/30/2019	—	$—	49,276	$493	$1,229,793	$684,865	$(113,516)	6,393	$(465,459)	$1,336,176

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

Nine Months Ended September 30, 2018
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

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Share-based compensa-tion expense	—	—	—	—	1,375	—	—	—	—	1,375
Net income	—	—	—	—	—	33,325	—	—	—	33,325
Cash dividends ($0.22 per share)	—	—	—	—	—	(9,731)	—	—	—	(9,731)
Currency translation adjustment	—	—	—	—	—	—	16,698	—	—	16,698
Purchases of treasury stock	—	—	—	—	—	—	—	495	(39,983)	(39,983)
As of 9/30/2018	—	$—	49,276	$493	$1,222,947	$569,691	$(97,970)	5,444	$(383,433)	$1,311,728

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities:
Net income	$110,464	$105,131
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	2,351	7,101
Share-based compensation expense	6,945	4,125
Depreciation and amortization expense	31,058	33,085
Amortization of debt issuance costs	1,429	1,448
Amortization of favorable/(unfavorable) lease intangibles, net	—	(341)
Deferred income taxes, net	7,451	4,953
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	(2,475)	(3,988)
Inventories	(358)	3,227
Prepaid expenses and other assets	576	(10)
Accounts payable, accrued liabilities and other liabilities	7,020	4,857
Income taxes	(637)	14,631
Net cash flow provided by operating activities	163,824	174,219
Cash flow from investing activities:
Loan receivables, net of cash repayments	(2,998)	(13,055)
Purchases of furniture, fixtures, equipment and improvements	(33,104)	(25,768)
Purchases of store real property	(42,954)	(14,986)
Acquisitions of pawn stores, net of cash acquired	(41,986)	(88,387)
Net cash flow used in investing activities	(121,042)	(142,196)
Cash flow from financing activities:
Borrowings from revolving unsecured credit facility	191,000	357,500
Repayments of revolving unsecured credit facility	(146,000)	(159,500)
Purchases of treasury stock	(67,221)	(258,545)
Proceeds from exercise of share-based compensation awards	400	400
Dividends paid	(32,409)	(29,897)
Net cash flow used in financing activities	(54,230)	(90,042)
Effect of exchange rates on cash	838	621
Change in cash and cash equivalents	(10,610)	(57,398)
Cash and cash equivalents at beginning of the period	71,793	114,423
Cash and cash equivalents at end of the period	$61,183	$57,025

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2019. The consolidated financial statements as of September 30, 2019 and 2018, and for the three month and nine month periods ended September 30, 2019 and 2018, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the three month and nine month periods ended September 30, 2019 and 2018. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Reclassifications

A loss on foreign exchange of $35,000 and a gain on foreign exchange of $0.2 million for the three and nine months ended September 30, 2018, respectively, were reclassified on the consolidated statements of income in order to conform with the presentation for the three and nine months ended September 30, 2019. The loss (gain) on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Purchases of store real property of $15.0 million for the nine months ended September 30, 2018 were reclassified on the consolidated statements of cash flows in order to conform with the presentation for the nine months ended September 30, 2019. Purchases of store real property were formerly included in purchases of furniture, fixtures, equipment and improvements on the consolidated statements of cash flows and are now reclassified and reported separately. As a result, purchases of furniture, fixtures, equipment and improvements now excludes store real property purchases.

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

In July 2019, the Financial Accounting Standards Board issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately and the adoption of ASU 2019-07 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$34,761	$33,325	$110,464	$105,131

Denominator:
Weighted-average common shares for calculating basic earnings per share	42,957	43,981	43,183	45,107
Effect of dilutive securities:
Stock options and restricted stock unit awards	210	135	175	97
Weighted-average common shares for calculating diluted earnings per share	43,167	44,116	43,358	45,204

Earnings per share:
Basic	$0.81	$0.76	$2.56	$2.33
Diluted	$0.81	$0.76	$2.55	$2.33

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the nine months ended September 30, 2019, the Company acquired 163 pawn stores in Mexico in 13 separate transactions and 20 pawn stores located in the U.S. in three separate transactions. The aggregate purchase prices for these acquisitions totaled $37.4 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $34.9 million in cash paid during the nine months ended September 30, 2019 and remaining short-term amounts payable to the sellers of approximately $2.5 million.

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

The following table details the components of the operating lease right of use asset and lease liability recognized upon adoption of ASC 842 on January 1, 2019 (in thousands):

Initial measurement of operating lease right of use asset (present value of the future minimum lease payments)	$295,063
Accrued straight-line rent liability (1)	(4,237)
Amounts previously recognized in respect of business combinations:
Favorable lease intangible assets (2)	45,596
Unfavorable lease intangible liabilities (3)	(17,275)
Total initial operating lease right of use asset	$319,147

Lease liability, current	$(87,608)
Lease liability, non-current	(207,455)
Total initial lease liability (present value of the future minimum lease payments)	$(295,063)

(1)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2018.

(2)	Included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2018.

(3)	Included in accounts payable and accrued liabilities and other liabilities in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2018.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of September 30, 2019 was 3.9 years.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of September 30, 2019 was 7.6%.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized an unrealized foreign currency loss of $0.5 million and an unrealized foreign currency gain of $49,000 during the three and nine months ended September 30, 2019, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$31,083	$93,355
Variable lease expense (1)	2,860	7,114
Total operating lease expense	$33,943	$100,469

(1)	Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of September 30, 2019 (in thousands):

Three months ending December 31, 2019	$27,322
2020	94,885
2021	74,771
2022	51,458
2023	31,635
Thereafter	25,485
Total	$305,556
Less amount of lease payments representing interest	(40,971)
Total present value of lease payments	$264,585

The following table details supplemental cash flow information related to operating leases for the nine months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$87,509
Leased assets obtained in exchange for new operating lease liabilities	$43,616

Note 5 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of September 30, 2019		As of December 31,
	2019	2018	2018
Revolving unsecured credit facility, maturing 2023 (1)	$340,000	$305,000	$295,000
5.375% senior unsecured notes due 2024 (2)	296,394	295,722	295,887
Total long-term debt	$636,394	$600,722	$590,887

(1)	Debt issuance costs related to the Company’s revolving unsecured credit facility are included in other assets in the accompanying consolidated balance sheets.

(2)
As of September 30, 2019, 2018 and December 31, 2018, deferred debt issuance costs of $3.6 million, $4.3 million and $4.1 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of September 30, 2019, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $425.0 million, which matures on October 4, 2023. As of September 30, 2019, the Company had $340.0 million in outstanding borrowings and $2.8 million in outstanding letters of credit under the Credit Facility, leaving $82.2 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2019 was 4.50% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2019. During the nine months ended September 30, 2019, the Company received net proceeds of $45.0 million from borrowings pursuant to the Credit Facility.

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

Recurring Fair Value Measurements

As of September 30, 2019, 2018 and December 31, 2018, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Non-recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2019, 2018 and December 31, 2018 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,183	$61,183	$61,183	$—	$—
Fees and service charges receivable	48,587	48,587	—	—	48,587
Pawn loans	385,907	385,907	—	—	385,907
Consumer loans, net	895	895	—	—	895
	$496,572	$496,572	$61,183	$—	$435,389

Financial liabilities:
Revolving unsecured credit facility	$340,000	$340,000	$—	$340,000	$—
Senior unsecured notes (outstanding principal)	300,000	309,000	—	309,000	—
	$640,000	$649,000	$—	$649,000	$—

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,025	$57,025	$57,025	$—	$—
Fees and service charges receivable	49,141	49,141	—	—	49,141
Pawn loans	387,733	387,733	—	—	387,733
Consumer loans, net	17,804	17,804	—	—	17,804
	$511,703	$511,703	$57,025	$—	$454,678

Financial liabilities:
Revolving unsecured credit facility	$305,000	$305,000	$—	$305,000	$—
Senior unsecured notes (outstanding principal)	300,000	300,000	—	300,000	—
	$605,000	$605,000	$—	$605,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,793	$71,793	$71,793	$—	$—
Fees and service charges receivable	45,430	45,430	—	—	45,430
Pawn loans	362,941	362,941	—	—	362,941
Consumer loans, net	15,902	15,902	—	—	15,902
	$496,066	$496,066	$71,793	$—	$424,273

Financial liabilities:
Revolving unsecured credit facility	$295,000	$295,000	$—	$295,000	$—
Senior unsecured notes (outstanding principal)	300,000	293,000	—	293,000	—
	$595,000	$588,000	$—	$588,000	$—

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

The carrying value of the revolving unsecured credit facility approximates fair value as of September 30, 2019, 2018 and December 31, 2018. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on a fixed spread over LIBOR and reprices with any changes in LIBOR. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn and consumer loan operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia.

Corporate expenses, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, merger and other acquisition expenses and loss (gain) on foreign exchange, are incurred or earned in both the U.S. and Latin America, but presented on a consolidated basis and are not allocated between the U.S. operations segment and Latin America operations segment.

The following tables present reportable segment information for the three and nine month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$168,092	$113,266	$—	$281,358
Pawn loan fees	95,125	47,754	—	142,879
Wholesale scrap jewelry sales	18,369	7,292	—	25,661
Consumer loan and credit services fees	2,561	—	—	2,561
Total revenue	284,147	168,312	—	452,459

Cost of revenue:
Cost of retail merchandise sold	103,728	74,869	—	178,597
Cost of wholesale scrap jewelry sold	16,217	6,443	—	22,660
Consumer loan and credit services loss provision	223	—	—	223
Total cost of revenue	120,168	81,312	—	201,480

Net revenue	163,979	87,000	—	250,979

Expenses and other income:
Store operating expenses	103,315	46,504	—	149,819
Administrative expenses	—	—	30,576	30,576
Depreciation and amortization	5,213	3,795	1,666	10,674
Interest expense	—	—	8,922	8,922
Interest income	—	—	(429)	(429)
Merger and other acquisition expenses	—	—	805	805
Loss on foreign exchange	—	—	1,648	1,648
Total expenses and other income	108,528	50,299	43,188	202,015

Income (loss) before income taxes	$55,451	$36,701	$(43,188)	$48,964

	Three Months Ended September 30, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$162,001	$94,416	$—	$256,417
Pawn loan fees	93,344	41,269	—	134,613
Wholesale scrap jewelry sales	18,804	5,846	—	24,650
Consumer loan and credit services fees	14,082	116	—	14,198
Total revenue	288,231	141,647	—	429,878

Cost of revenue:
Cost of retail merchandise sold	102,370	60,917	—	163,287
Cost of wholesale scrap jewelry sold	17,595	6,264	—	23,859
Consumer loan and credit services loss provision	5,420	54	—	5,474
Total cost of revenue	125,385	67,235	—	192,620

Net revenue	162,846	74,412	—	237,258

Expenses and other income:
Store operating expenses (1)	102,955	38,765	—	141,720
Administrative expenses	—	—	29,977	29,977
Depreciation and amortization	5,285	2,915	2,650	10,850
Interest expense	—	—	7,866	7,866
Interest income	—	—	(495)	(495)
Merger and other acquisition expenses	—	—	3,222	3,222
Loss on foreign exchange (1)	—	—	35	35
Total expenses and other income	108,240	41,680	43,255	193,175

Income (loss) before income taxes	$54,606	$32,732	$(43,255)	$44,083

(1)
The loss on foreign exchange for the Latin America operations segment of $35,000 for the three months ended September 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended September 30, 2019. The loss on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

	Nine Months Ended September 30, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$523,825	$320,528	$—	$844,353
Pawn loan fees	283,127	137,867	—	420,994
Wholesale scrap jewelry sales	56,942	25,410	—	82,352
Consumer loan and credit services fees	18,378	—	—	18,378
Total revenue	882,272	483,805	—	1,366,077

Cost of revenue:
Cost of retail merchandise sold	326,134	208,084	—	534,218
Cost of wholesale scrap jewelry sold	52,340	24,607	—	76,947
Consumer loan and credit services loss provision	3,829	—	—	3,829
Total cost of revenue	382,303	232,691	—	614,994

Net revenue	499,969	251,114	—	751,083

Expenses and other income:
Store operating expenses	310,208	134,810	—	445,018
Administrative expenses	—	—	94,426	94,426
Depreciation and amortization	15,527	10,679	4,852	31,058
Interest expense	—	—	25,840	25,840
Interest income	—	—	(788)	(788)
Merger and other acquisition expenses	—	—	1,510	1,510
Loss on foreign exchange	—	—	926	926
Total expenses and other income	325,735	145,489	126,766	597,990

Income (loss) before income taxes	$174,234	$105,625	$(126,766)	$153,093

	Nine Months Ended September 30, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$514,494	$267,506	$—	$782,000
Pawn loan fees	277,411	110,007	—	387,418
Wholesale scrap jewelry sales	70,394	16,456	—	86,850
Consumer loan and credit services fees	42,522	860	—	43,382
Total revenue	904,821	394,829	—	1,299,650

Cost of revenue:
Cost of retail merchandise sold	328,258	173,100	—	501,358
Cost of wholesale scrap jewelry sold	64,203	16,227	—	80,430
Consumer loan and credit services loss provision	12,874	221	—	13,095
Total cost of revenue	405,335	189,548	—	594,883

Net revenue	499,486	205,281	—	704,767

Expenses and other income:
Store operating expenses (1)	310,963	107,148	—	418,111
Administrative expenses	—	—	87,699	87,699
Depreciation and amortization	15,877	8,364	8,844	33,085
Interest expense	—	—	20,593	20,593
Interest income	—	—	(2,216)	(2,216)
Merger and other acquisition expenses	—	—	5,574	5,574
Gain on foreign exchange (1)	—	—	(212)	(212)
Total expenses and other income	326,840	115,512	120,282	562,634

Income (loss) before income taxes	$172,646	$89,769	$(120,282)	$142,133

(1)
The gain on foreign exchange for the Latin America operations segment of $0.2 million for the nine months ended September 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the nine months ended September 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. References in this quarterly report on Form 10-Q to “year-to-date” refer to the nine month period from January 1, 2019 to September 30, 2019.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,600 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as consumer electronics, jewelry, tools, household appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, some of the Company’s U.S. pawn stores offer credit services products and/or unsecured consumer loans. The Company’s strategy is to grow its retail-based pawn operations, primarily in Latin America and, to a lesser extent, in the U.S., through new store openings and strategic acquisitions as opportunities arise. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for approximately 99% and 97% of the Company’s consolidated revenue during the nine month periods ended September 30, 2019 and 2018, respectively.

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

The Company operates six stand-alone consumer finance stores in the U.S. which provide credit services and/or consumer loans. In addition, 75 of the Company’s pawn stores also offer credit services and/or consumer loans as ancillary products. These products have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. The Company ceased offering unsecured consumer lending and credit services products in all of its Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. See “Results of Operations - Consumer Lending Operations” for further discussion. Consumer loan and credit services revenue accounted for approximately 1% and 3% of consolidated revenue during the nine month periods ended September 30, 2019 and 2018, respectively.

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

The Company’s business is subject to seasonal variations, and operating results for the current quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year after the typical repayment period of pawn and consumer loans associated with statutory bonuses received by customers in the fourth quarter in Mexico, and with tax refund proceeds received by customers in the first quarter in the U.S. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S.

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

OPERATIONS AND LOCATIONS

As of September 30, 2019, the Company had 2,665 store locations composed of 1,053 stores in 24 U.S. states and the District of Columbia, 1,539 stores in 32 states in Mexico, 52 stores in Guatemala, 13 stores in El Salvador and eight stores in Colombia.

The following table details store count activity for the three months ended September 30, 2019:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S. operations segment:
Total locations, beginning of period	1,048	6	1,054
Locations closed or consolidated	(1)	—	(1)
Total locations, end of period	1,047	6	1,053

Latin America operations segment:
Total locations, beginning of period	1,592	—	1,592
New locations opened	16	—	16
Locations acquired	5	—	5
Locations closed or consolidated	(1)	—	(1)
Total locations, end of period	1,612	—	1,612

Total:
Total locations, beginning of period	2,640	6	2,646
New locations opened	16	—	16
Locations acquired	5	—	5
Locations closed or consolidated	(2)	—	(2)
Total locations, end of period	2,659	6	2,665

(1)
At September 30, 2019, 75 of the U.S. pawn stores, primarily located in Texas, also offered consumer loans and/or credit services primarily as an ancillary product. This compares to 302 U.S. pawn locations which offered such products as of September 30, 2018. The table does not include 47 Mexico pawn locations operated by independent franchisees under franchising agreements with the Company.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Texas. The table does not include 51 U.S. check cashing locations operated by independent franchisees under franchising agreements with the Company.

The following table details store count activity for the nine months ended September 30, 2019:

		Consumer
	Pawn	Loan	Total
	Locations (1)	Locations (2)	Locations
U.S. operations segment:
Total locations, beginning of period	1,077	17	1,094
Locations acquired	20	—	20
Locations closed or consolidated (3)	(50)	(11)	(61)
Total locations, end of period	1,047	6	1,053

Latin America operations segment:
Total locations, beginning of period	1,379	—	1,379
New locations opened	75	—	75
Locations acquired	163	—	163
Locations closed or consolidated	(5)	—	(5)
Total locations, end of period	1,612	—	1,612

Total:
Total locations, beginning of period	2,456	17	2,473
New locations opened	75	—	75
Locations acquired	183	—	183
Locations closed or consolidated (3)	(55)	(11)	(66)
Total locations, end of period	2,659	6	2,665

(1)
At September 30, 2019, 75 of the U.S. pawn stores, primarily located in Texas, also offered consumer loans and/or credit services primarily as an ancillary product. This compares to 302 U.S. pawn locations which offered such products as of September 30, 2018. The table does not include 47 Mexico pawn locations operated by independent franchisees under franchising agreements with the Company.

(2)
The Company’s U.S. free-standing consumer loan locations offer consumer loans and/or credit services products and are located in Texas. The table does not include 51 U.S. check cashing locations operated by independent franchisees under franchising agreements with the Company.

(3)
Includes the closing of 52 Ohio locations and two other locations outside of Ohio primarily focused on consumer lending products. See “Results of Operations - Consumer Lending Operations” for additional discussion of these store closings.

CRITICAL ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2018 annual report on Form 10-K and Note 1 of the consolidated financial statements contained in Part I, Item 1 of this report. Changes to the Company’s significant accounting policies as a result of adopting ASC 842 are discussed within Note 4 of the consolidated financial statements contained in Part I, Item 1 of this report. There have been no other changes to the Company’s significant accounting policies for the nine months ended September 30, 2019.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	September 30,
	2019	2018	Unfavorable
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.6	18.8	(4)%
Three months ended	19.4	19.0	(2)%
Nine months ended	19.3	19.0	(2)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.7	—%
Three months ended	7.7	7.5	(3)%
Nine months ended	7.7	7.5	(3)%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,462	2,972	(16)%
Three months ended	3,339	2,959	(13)%
Nine months ended	3,239	2,886	(12)%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and consumer loans, net as well as other earning asset metrics of the U.S. operations segment as of September 30, 2019 as compared to September 30, 2018 (dollars in thousands, except as otherwise noted):

	As of September 30,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$270,659	$278,809	(3)%
Inventories	185,369	200,404	(8)%
Consumer loans, net (1)	895	17,804	(95)%
	$456,923	$497,017	(8)%

Average outstanding pawn loan amount (in ones)	$167	$163	2%

Composition of pawn collateral:
General merchandise	36%	36%
Jewelry	64%	64%
	100%	100%

Composition of inventories:
General merchandise	47%	42%
Jewelry	53%	58%
	100%	100%

Percentage of inventory aged greater than one year	3%	4%

(1)
Does not include the off-balance sheet principal portion of active extensions of credit made by independent third-party lenders, which are guaranteed by the Company through its credit services organization programs. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $1.6 million and $7.4 million as of September 30, 2019 and 2018, respectively. The Company ceased offering unsecured consumer lending and credit services products in all of its Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. See “— Consumer Lending Operations” for further discussion.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$168,092	$162,001	4%
Pawn loan fees	95,125	93,344	2%
Wholesale scrap jewelry sales	18,369	18,804	(2)%
Consumer loan and credit services fees	2,561	14,082	(82)%
Total revenue	284,147	288,231	(1)%

Cost of revenue:
Cost of retail merchandise sold	103,728	102,370	1%
Cost of wholesale scrap jewelry sold	16,217	17,595	(8)%
Consumer loan and credit services loss provision	223	5,420	(96)%
Total cost of revenue	120,168	125,385	(4)%

Net revenue	163,979	162,846	1%

Segment expenses:
Store operating expenses	103,315	102,955	—%
Depreciation and amortization	5,213	5,285	(1)%
Total segment expenses	108,528	108,240	—%

Segment pre-tax operating income	$55,451	$54,606	2%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 4% to $168.1 million during the third quarter of 2019 compared to $162.0 million for the third quarter of 2018. Same-store retail sales increased 3% in the third quarter of 2019 compared to the third quarter of 2018. During the third quarter of 2019, the gross profit margin on retail merchandise sales in the U.S. was 38% compared to a margin of 37% during the third quarter of 2018, which resulted in an 8% increase in net revenue (gross profit) from retail sales for the third quarter of 2019 compared to the third quarter of 2018.

U.S. inventories decreased 8% from $200.4 million at September 30, 2018 to $185.4 million at September 30, 2019. The decrease was primarily a result of the strategic reductions in inventory levels in the Cash America stores. Inventories aged greater than one year in the U.S. were 3% at September 30, 2019 compared to 4% at September 30, 2018.

Pawn Lending Operations

U.S. pawn loan fees increased 2% totaling $95.1 million during the third quarter of 2019 compared to $93.3 million for the third quarter of 2018. Same-store pawn fees increased 1% in the third quarter of 2019 compared to the third quarter of 2018. Pawn loan receivables as of September 30, 2019 decreased 3% in total and on a same-store basis compared to September 30, 2018. The decline in total and same-store pawn receivables relates primarily to the ongoing adoption of FirstCash’s lending practices in the Cash America stores, including an increase in the percentage of direct purchases of goods from customers, which the Company believes increased the yield on the pawn portfolio and increased pawn loan fees.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 2% to $18.4 million during the third quarter of 2019 compared to $18.8 million during the third quarter of 2018. The scrap jewelry gross profit margin in the U.S. was 12% compared to the prior-year margin of 6%. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the third quarter of 2019 compared to 2018. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for both the third quarter of 2019 and 2018.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 82% to $2.6 million during the third quarter of 2019 compared to $14.1 million for the third quarter of 2018. Net revenue (gross profit) from U.S. consumer lending operations decreased 73% to $2.3 million during the third quarter of 2019 compared to $8.7 million for the third quarter of 2018. Revenue and gross profit from consumer lending operations accounted for 1% of both total U.S. revenue and gross profit, respectively, during the third quarter of 2019 compared to 5% for both, respectively, during the third quarter of 2018.

As a result of the discontinuance of consumer lending and credit services products and store closures in Ohio, the Company incurred non-recurring charges of approximately $0.6 million, net of tax, during the third quarter. These charges include increased loan loss provisions, employee severance costs, lease termination costs and other exit costs.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased less than 1% to $103.3 million during the third quarter of 2019 compared to $103.0 million during the third quarter of 2018 and same-store operating expenses increased 2% compared with the prior-year period.

U.S. store depreciation and amortization decreased 1% to $5.2 million during the third quarter of 2019 compared to $5.3 million during the third quarter of 2018.

The U.S. segment pre-tax operating income for the third quarter of 2019 was $55.5 million, which generated a pre-tax segment operating margin of 20% compared to $54.6 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income was primarily due to improvements in retail sales margins and yields on pawn receivables, partially offset by declines in net revenue from consumer lending operations.

Latin America Operations Segment

Latin American results of operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were impacted by a 2% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of September 30, 2019 compared to September 30, 2018 also were impacted by a 4% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of September 30, 2019 as compared to September 30, 2018 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				September 30,
	As of September 30,		Increase	2019	Increase
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$115,248	$108,924	6%	$120,116	10%
Inventories	96,552	77,034	25%	100,655	31%
	$211,800	$185,958	14%	$220,771	19%

Average outstanding pawn loan amount (in ones)	$66	$68	(3)%	$69	1%

Composition of pawn collateral:
General merchandise	72%	77%
Jewelry	28%	23%
	100%	100%

Composition of inventories:
General merchandise	73%	73%
Jewelry	27%	27%
	100%	100%

Percentage of inventory aged greater than one year	1.2%	0.4%

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			September 30,	Increase /
	September 30,		Increase /	2019	(Decrease)
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$113,266	$94,416	20%	$115,867	23%
Pawn loan fees	47,754	41,269	16%	48,847	18%
Wholesale scrap jewelry sales	7,292	5,846	25%	7,292	25%
Consumer loan fees (1)	—	116	(100)%	—	(100)%
Total revenue	168,312	141,647	19%	172,006	21%

Cost of revenue:
Cost of retail merchandise sold	74,869	60,917	23%	76,586	26%
Cost of wholesale scrap jewelry sold	6,443	6,264	3%	6,590	5%
Consumer loan loss provision (1)	—	54	(100)%	—	(100)%
Total cost of revenue	81,312	67,235	21%	83,176	24%

Net revenue	87,000	74,412	17%	88,830	19%

Segment expenses:
Store operating expenses (2)	46,504	38,765	20%	47,532	23%
Depreciation and amortization	3,795	2,915	30%	3,885	33%
Total segment expenses	50,299	41,680	21%	51,417	23%

Segment pre-tax operating income	$36,701	$32,732	12%	$37,413	14%

(1)	The Company discontinued offering an unsecured consumer loan product in Latin America, effective June 30, 2018.

(2)
The loss on foreign exchange for the Latin America operations segment of $35,000 for the three months ended September 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended September 30, 2019. The loss on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 20% (23% on a constant currency basis) to $113.3 million during the third quarter of 2019 compared to $94.4 million for the third quarter of 2018. The increase was primarily due to revenue contributions from recent acquisition activity, new store openings and a 5% increase (8% on a constant currency basis) in same-store retail sales. The gross profit margin on retail merchandise sales was 34% during the third quarter of 2019 compared to 35% during the third quarter of 2018.

Inventories in Latin America increased 25% (31% on a constant currency basis) from $77.0 million at September 30, 2018 to $96.6 million at September 30, 2019. The increase was primarily due to the acquisition of 187 smaller format stores in Mexico over the past twelve months, new store openings and the maturation of existing stores. Inventories aged greater than one year in Latin America were 1% at September 30, 2019 compared to less than 1% at September 30, 2018.

Pawn Lending Operations

Pawn loan fees in Latin America increased 16% (18% on a constant currency basis) totaling $47.8 million during the third quarter of 2019 compared to $41.3 million for the third quarter of 2018, primarily as a result of the 6% increase (10% on a constant currency basis) in pawn loan receivables as of September 30, 2019 compared to September 30, 2018. The increase in pawn loan receivables and pawn loan fees was primarily driven by pawn loans acquired in the recent acquisitions and new store additions, partially offset by a 2% decrease (2% increase on a constant currency basis) in same-store pawn receivables.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 25% (also 25% on a constant currency basis) to $7.3 million during the third quarter of 2019 compared to $5.8 million during the third quarter of 2018. The increase was primarily due to increased volume contributions from recent acquisition activity. The scrap jewelry gross margin in Latin America was 12% (10% on a constant currency basis) compared to the prior-year margin loss of 7%. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the third quarter of 2019 compared to 2018. Scrap jewelry profits accounted for 1% of net revenue (gross profit) for the third quarter of 2019 and less than 1% in the third quarter of 2018.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 20% (23% on a constant currency basis) to $46.5 million during the third quarter of 2019 compared to $38.8 million during the third quarter of 2018. Total store operating expenses increased primarily due to the 26% increase in the Latin America weighted-average store count. Same-store operating expenses increased 1% (3% on a constant currency basis) compared to the prior-year period, which was primarily due to slightly higher operating costs in some regions related to acquisition integration and other inflationary pressures in Latin America.

The segment pre-tax operating income for the third quarter of 2019 was $36.7 million, which generated a pre-tax segment operating margin of 22% compared to $32.7 million and 23% in the prior year, respectively. The increase in the segment pre-tax operating income was primarily due to gross profit contributions from recent acquisition activity, new store openings and same stores.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$55,451	$54,606	2%
Latin America operations segment pre-tax operating income (1)	36,701	32,732	12%
Consolidated segment pre-tax operating income	92,152	87,338	6%

Corporate expenses and other income:
Administrative expenses	30,576	29,977	2%
Depreciation and amortization	1,666	2,650	(37)%
Interest expense	8,922	7,866	13%
Interest income	(429)	(495)	(13)%
Merger and other acquisition expenses	805	3,222	(75)%
Loss on foreign exchange (1)	1,648	35	4,609%
Total corporate expenses and other income	43,188	43,255	—%

Income before income taxes	48,964	44,083	11%

Provision for income taxes	14,203	10,758	32%

Net income	$34,761	$33,325	4%

(1)
The loss on foreign exchange for the Latin America operations segment of $35,000 for the three months ended September 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the three months ended September 30, 2019. The loss on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Corporate Expenses and Taxes

Administrative expenses increased 2% to $30.6 million during the third quarter of 2019 compared to $30.0 million in the third quarter of 2018, primarily due to a 12% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth, some of which are expected to be reduced over time with the realization of administrative cost synergies, offset by a 2% unfavorable change in the average value of the Mexican peso. Administrative expenses were 7% of revenue during both the third quarter of 2019 and 2018.

Corporate depreciation and amortization decreased to $1.7 million during the third quarter of 2019 compared to $2.7 million during the third quarter of 2018, primarily due to the realization of depreciation and amortization synergies from the merger and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $8.9 million in the third quarter of 2019 compared to $7.9 million in the third quarter of 2018, primarily due to increased average balances outstanding on the Company’s unsecured credit facility. See “Liquidity and Capital Resources.”

Merger and other acquisition expenses decreased to $0.8 million during the third quarter of 2019 compared to $3.2 million during the third quarter of 2018, reflecting timing in transaction and integration costs related to acquisition activity.

The loss on foreign exchange increased to $1.6 million in the third quarter of 2019 compared to $35,000 in the third quarter of 2018. The increase was primarily due to an unrealized foreign currency loss on an outstanding inter-company loan from the U.S. parent to its subsidiary in Mexico. The increase was also due to a $0.5 million unrealized foreign currency loss resulting from the remeasurement of the liability related to certain U.S. dollar denominated operating leases in Mexico into the functional currency (Mexican pesos) using reporting date exchange rates. The Company did not recognize a lease liability on the balance sheet prior to the adoption of ASC 842 on January 1, 2019 (see Note 4 of the consolidated financial statements for further information).

For the third quarter of 2019 and 2018, the Company’s consolidated effective income tax rates were 29.0% and 24.4%, respectively. The 29.0% effective tax rate for the third quarter of 2019 was negatively impacted by the refinement of certain 2019 foreign tax estimates during the quarter, primarily related to a lower expected 2019 inflation rate in Mexico causing a reduction in an estimated foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law, and the 24.4% effective tax rate for the third quarter of 2018 was positively impacted by the refinement of certain 2018 foreign tax estimates during the prior-year quarter.

Net Income, Adjusted Net Income, Diluted Earnings Per Share and Adjusted Diluted Earnings Per Share

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income and adjusted diluted earnings per share for the third quarter of 2019 compared to the third quarter of 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,
	As Reported (GAAP)		Adjusted (Non-GAAP)
In thousands, except per share amounts	2019	2018	2019	2018
Revenue	$452,459	$429,878	$452,459	$429,878
Net income	$34,761	$33,325	$36,246	$35,587
Diluted earnings per share	$0.81	$0.76	$0.84	$0.81
Weighted-average diluted shares	43,167	44,116	43,167	44,116

See “Non-GAAP Financial Information - Adjusted Net Income and Adjusted Diluted Earnings Per Share” below.

Operating Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

U.S. Operations Segment

The following table presents segment pre-tax operating income of the U.S. operations segment for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Nine Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$523,825	$514,494	2%
Pawn loan fees	283,127	277,411	2%
Wholesale scrap jewelry sales	56,942	70,394	(19)%
Consumer loan and credit services fees	18,378	42,522	(57)%
Total revenue	882,272	904,821	(2)%

Cost of revenue:
Cost of retail merchandise sold	326,134	328,258	(1)%
Cost of wholesale scrap jewelry sold	52,340	64,203	(18)%
Consumer loan and credit services loss provision	3,829	12,874	(70)%
Total cost of revenue	382,303	405,335	(6)%

Net revenue	499,969	499,486	—%

Segment expenses:
Store operating expenses	310,208	310,963	—%
Depreciation and amortization	15,527	15,877	(2)%
Total segment expenses	325,735	326,840	—%

Segment pre-tax operating income	$174,234	$172,646	1%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 2% to $523.8 million during the nine months ended September 30, 2019 compared to $514.5 million for the nine months ended September 30, 2018. Same-store retail sales increased less than 1% during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the gross profit margin on retail merchandise sales in the U.S. was 38% compared to a margin of 36% during the nine months ended September 30, 2018, which resulted in a 6% increase in net revenue (gross profit) from retail sales for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in retail sales margin was primarily driven by the continued optimization of margins in the legacy Cash America locations.

Pawn Lending Operations

U.S. pawn loan fees increased 2% totaling $283.1 million during the nine months ended September 30, 2019 compared to $277.4 million for the nine months ended September 30, 2018. Same-store pawn fees increased 1% during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Pawn loan receivables as of September 30, 2019 decreased 3% in total and on a same-store basis compared to September 30, 2018. The decline in total and same-store pawn receivables relates primarily to the ongoing adoption of FirstCash’s lending practices in the Cash America stores, including an increase in the percentage of direct purchases of goods from customers, which the Company believes increased the yield on the pawn portfolio and increased pawn loan fees.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 19% to $56.9 million during the nine months ended September 30, 2019 compared to $70.4 million during the nine months ended September 30, 2018. The decrease was primarily due to higher than normal jewelry scrapping activity in the first half of 2018 as a result of focused liquidation of excess and aged inventories in the Cash America stores. The scrap jewelry gross profit margin in the U.S. was 8% compared to the prior-year margin of 9%. Scrap jewelry profits accounted for 1% of U.S. net revenue (gross profit) for both the nine months ended September 30, 2019 and 2018.

Consumer Lending Operations

Service fees from U.S. consumer loans and credit services transactions (collectively, consumer lending operations) decreased 57% to $18.4 million during the nine months ended September 30, 2019 compared to $42.5 million for the nine months ended September 30, 2018. Net revenue (gross profit) from U.S. consumer lending operations decreased 51% to $14.5 million during the nine months ended September 30, 2019 compared to $29.6 million for the nine months ended September 30, 2018. Revenue and gross profit from consumer lending operations accounted for 2% and 3% of total U.S. revenue and gross profit, respectively, during the nine months ended September 30, 2019 compared to 5% and 6%, respectively, during the nine months ended September 30, 2018.

As a result of the discontinuance of consumer lending and credit services products and store closures in Ohio, the Company incurred non-recurring charges of approximately $2.5 million, net of tax, for the nine months ended September 30, 2019. These charges include increased loan loss provisions, employee severance costs, lease termination costs and other exit costs.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased less than 1% to $310.2 million during the nine months ended September 30, 2019 compared to $311.0 million during the nine months ended September 30, 2018 and same-store operating expenses increased less than 1% compared with the prior-year period.

U.S. store depreciation and amortization decreased 2% to $15.5 million during the nine months ended September 30, 2019 compared to $15.9 million during the nine months ended September 30, 2018.

The U.S. segment pre-tax operating income for the nine months ended September 30, 2019 was $174.2 million, which generated a pre-tax segment operating margin of 20% compared to $172.6 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating margin was primarily due to improvements in retail sales margins and yields on pawn receivables, partially offset by declines in net revenue from consumer lending operations.

Latin America Operations Segment

Latin American results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were impacted by a 2% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income of the Latin America operations segment for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Nine Months
				Ended
	Nine Months Ended			September 30,	Increase /
	September 30,		Increase /	2019	(Decrease)
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$320,528	$267,506	20%	$324,425	21%
Pawn loan fees	137,867	110,007	25%	139,528	27%
Wholesale scrap jewelry sales	25,410	16,456	54%	25,410	54%
Consumer loan fees (1)	—	860	(100)%	—	(100)%
Total revenue	483,805	394,829	23%	489,363	24%

Cost of revenue:
Cost of retail merchandise sold	208,084	173,100	20%	210,625	22%
Cost of wholesale scrap jewelry sold	24,607	16,227	52%	24,898	53%
Consumer loan loss provision (1)	—	221	(100)%	—	(100)%
Total cost of revenue	232,691	189,548	23%	235,523	24%

Net revenue	251,114	205,281	22%	253,840	24%

Segment expenses:
Store operating expenses (2)	134,810	107,148	26%	136,457	27%
Depreciation and amortization	10,679	8,364	28%	10,821	29%
Total segment expenses	145,489	115,512	26%	147,278	28%

Segment pre-tax operating income	$105,625	$89,769	18%	$106,562	19%

(1)	The Company discontinued offering an unsecured consumer loan product in Latin America, effective June 30, 2018.

(2)
The gain on foreign exchange for the Latin America operations segment of $0.2 million for the nine months ended September 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the nine months ended September 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 20% (21% on a constant currency basis) to $320.5 million during the nine months ended September 30, 2019 compared to $267.5 million for the nine months ended September 30, 2018. The increase was primarily due to revenue contributions from recent acquisition activity, new store openings and a 2% increase (3% on a constant currency basis) in same-store retail sales. The gross profit margin on retail merchandise sales was 35% during both the nine months ended September 30, 2019 and the nine months ended September 30, 2018.

Pawn Lending Operations

Pawn loan fees in Latin America increased 25% (27% on a constant currency basis) totaling $137.9 million during the nine months ended September 30, 2019 compared to $110.0 million for the nine months ended September 30, 2018, primarily as a result of the 6% increase (10% on a constant currency basis) in pawn loan receivables as of September 30, 2019 compared to September 30, 2018. The increase in pawn receivables and pawn loan fees was primarily driven by pawn loans acquired in the recent acquisitions and new store additions, partially offset by a 2% decrease (2% increase on a constant currency basis) in same-store pawn receivables.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 54% (also 54% on a constant currency basis) to $25.4 million during the nine months ended September 30, 2019 compared to $16.5 million during the nine months ended September 30, 2018. The increase was primarily due to increased volume contributions from recent acquisition activity. The scrap jewelry gross profit margin in Latin America was 3% (2% on a constant currency basis) compared to the prior-year margin of 1%. Scrap jewelry profits accounted for less than 1% of net revenue (gross profit) for both the nine months ended September 30, 2019 and 2018.

Consumer Lending Operations

Effective June 30, 2018, the Company ceased offering unsecured consumer loan products in Mexico as it continues to strategically focus on its core pawn business and reduce its exposure to non-core unsecured lending products.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 26% (27% on a constant currency basis) to $134.8 million during the nine months ended September 30, 2019 compared to $107.1 million during the nine months ended September 30, 2018. Total store operating expenses increased primarily due to the 33% increase in the Latin America weighted-average store count. Same-store operating expenses increased 2% (3% on a constant currency basis) compared to the prior-year period, which was primarily due to slightly higher operating costs in some regions related to acquisition integration and other inflationary pressures in Latin America.

The segment pre-tax operating income for the nine months ended September 30, 2019 was $105.6 million, which generated a pre-tax segment operating margin of 22% compared to $89.8 million and 23% in the prior year, respectively. The increase in the segment pre-tax operating income was primarily due to gross profit contributions from recent acquisition activity, new store openings and same stores.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$174,234	$172,646	1%
Latin America operations segment pre-tax operating income (1)	105,625	89,769	18%
Consolidated segment pre-tax operating income	279,859	262,415	7%

Corporate expenses and other income:
Administrative expenses	94,426	87,699	8%
Depreciation and amortization	4,852	8,844	(45)%
Interest expense	25,840	20,593	25%
Interest income	(788)	(2,216)	(64)%
Merger and other acquisition expenses	1,510	5,574	(73)%
Loss (gain) on foreign exchange (1)	926	(212)	(537)%
Total corporate expenses and other income	126,766	120,282	5%

Income before income taxes	153,093	142,133	8%

Provision for income taxes	42,629	37,002	15%

Net income	$110,464	$105,131	5%

(1)
The gain on foreign exchange for the Latin America operations segment of $0.2 million for the nine months ended September 30, 2018 was reclassified on the consolidated statements of income in order to conform with the presentation for the nine months ended September 30, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

Corporate Expenses and Taxes

Administrative expenses increased 8% to $94.4 million during the nine months ended September 30, 2019 compared to $87.7 million during the nine months ended September 30, 2018, primarily due to a 15% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth, some of which are expected to be reduced over time with the realization of administrative cost synergies, offset by a 2% unfavorable change in the average value of the Mexican peso. Administrative expenses were 7% of revenue during both the nine months ended September 30, 2019 and 2018.

Corporate depreciation and amortization decreased to $4.9 million during the nine months ended September 30, 2019 compared to $8.8 million during the nine months ended September 30, 2018, primarily due to the realization of depreciation and amortization synergies from the merger and a reduction in capital spending compared to pre-merger levels.

Interest expense increased to $25.8 million during the nine months ended September 30, 2019 compared to $20.6 million for the nine months ended September 30, 2018, primarily due to increased average balances outstanding on the Company’s unsecured credit facility. See “Liquidity and Capital Resources.”

Interest income decreased to $0.8 million during the nine months ended September 30, 2019 compared to $2.2 million for the nine months ended September 30, 2018, primarily due to decreased average cash balances outstanding in Mexico due to acquisition activity.

Merger and other acquisition expenses decreased to $1.5 million during the nine months ended September 30, 2019 compared to $5.6 million during the nine months ended September 30, 2018, reflecting timing in transaction and integration costs related to acquisition activity.

For the nine months ended September 30, 2019 and 2018, the Company’s consolidated effective income tax rates were 27.8% and 26.0%, respectively. The increase in the effective tax rate was due in part to an increase in certain non-deductible expenses resulting from the Tax Cuts and Jobs Act, the increasing share of earnings from Latin America where corporate tax rates are higher than those in the U.S. and the refinement of certain 2019 foreign tax estimates, primarily related to a lower expected 2019 inflation rate in Mexico causing a reduction in an estimated foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law.

Net Income, Adjusted Net Income, Diluted Earnings Per Share and Adjusted Diluted Earnings Per Share

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income and adjusted diluted earnings per share for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	As Reported (GAAP)		Adjusted (Non-GAAP)
In thousands, except per share amounts	2019	2018	2019	2018
Revenue	$1,366,077	$1,299,650	$1,366,077	$1,299,650
Net income	$110,464	$105,131	$114,064	$109,089
Diluted earnings per share	$2.55	$2.33	$2.63	$2.41
Weighted-average diluted shares	43,358	45,204	43,358	45,204
See “Non-GAAP Financial Information - Adjusted Net Income and Adjusted Diluted Earnings Per Share” below.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, the Company’s primary sources of liquidity were $61.2 million in cash and cash equivalents, $82.2 million of available and unused funds under the Company’s revolving unsecured credit facility, $435.4 million in customer loans and fees and service charges receivable and $281.9 million in inventories. As of September 30, 2019, the amount of cash associated with indefinitely reinvested foreign earnings was $28.7 million, which is primarily held in Mexican pesos. The Company had working capital of $582.0 million as of September 30, 2019.

As of September 30, 2019, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $425.0 million, which matures on October 4, 2023. As of September 30, 2019, the Company had $340.0 million in outstanding borrowings and $2.8 million in outstanding letters of credit under the Credit Facility, leaving $82.2 million available for future borrowings. The Credit Facility bears interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2019 was 4.50% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2019, and believes it has the capacity to borrow a substantial portion of the amount available under the Credit Facility under the most restrictive covenant. During the nine months ended September 30, 2019, the Company received net proceeds of $45.0 million from borrowings pursuant to the Credit Facility.

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2019, the Net Debt Ratio was 1.9 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Cash flow provided by operating activities	$163,824	$174,219
Cash flow used in investing activities	$(121,042)	$(142,196)
Cash flow used in financing activities	$(54,230)	$(90,042)

	As of September 30,
	2019	2018
Working capital (1)	$581,986	$669,226
Current ratio (1)	3.8:1	5.8:1
Liabilities to equity ratio (2)	0.8:1	0.6:1
Net Debt Ratio (3)	1.9:1	2.0:1

(1)
Current liabilities as of September 30, 2019 includes an $83.3 million current lease liability as a result of the adoption of ASC 842 that is not included in current liabilities as of September 30, 2018, thereby impacting comparability of this metric.

(2)
Total liabilities as of September 30, 2019 includes a total of $264.6 million in lease liabilities as a result of the adoption of ASC 842 that is not included in total liabilities as of September 30, 2018, thereby impacting comparability of this metric.

(3)	Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities decreased $10.4 million, or 6%, from $174.2 million for the nine months ended September 30, 2018 to $163.8 million for the nine months ended September 30, 2019 due to an increase in net income of $5.3 million, the receipt of a $21.4 million income tax refund during the first quarter of 2018 related to the merger with Cash America, net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Net cash used in investing activities decreased $21.2 million, or 15%, from $142.2 million for the nine months ended September 30, 2018 to $121.0 million for the nine months ended September 30, 2019. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores, new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $42.0 million in cash related to store acquisitions, $33.1 million for furniture, fixtures, equipment and improvements and $43.0 million for discretionary store real property purchases during the nine months ended September 30, 2019 compared to $88.4 million, $25.8 million and $15.0 million in the prior-year period, respectively. The Company funded a net increase in pawn and consumer loans of $3.0 million during the nine months ended September 30, 2019 compared to $13.1 million during the nine months ended September 30, 2018.

Net cash used in financing activities decreased $35.8 million, or 40%, from $90.0 million for the nine months ended September 30, 2018 to $54.2 million for the nine months ended September 30, 2019. Net borrowings on the Credit Facility were $45.0 million during the nine months ended September 30, 2019 compared to net borrowings of $198.0 million during the nine months ended September 30, 2018. The Company funded $67.2 million worth of share repurchases and paid dividends of $32.4 million during the nine months ended September 30, 2019, compared to funding $258.5 million worth of share repurchases and dividends paid of $29.9 million during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, the Company opened 75 new pawn stores in Latin America, acquired 163 pawn stores in Latin America and acquired 20 pawn stores in the U.S. The cumulative purchase price of these acquisitions was $37.4 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $34.9 million in cash paid during the nine months ended September 30, 2019 and $2.5 million of short-term payables due to the sellers in 2019 and 2020. During the nine months ended September 30, 2019, the Company also paid $7.1 million of purchase price amounts payable related to prior-year acquisitions. The Company funded $33.1 million in capital expenditures during the nine months ended September 30, 2019 for improvements to existing stores, new store additions and corporate assets, and an additional $43.0 million related to the purchase of store real property, primarily from landlords at existing stores. Management considers the store real property purchases to be discretionary in nature and not required to operate or grow its pawn operations. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to new store openings have been primarily funded through cash balances, operating cash flows and the Credit Facility.

The Company intends to continue expansion primarily through acquisitions and new store openings. For the twelve months ended December 31, 2019, the Company expects to add approximately 85 or more de novo full-service pawn locations in Latin America, which includes targeted openings of 68 stores in Mexico, 13 stores in Guatemala and four stores in Colombia. Additionally, as opportunities arise at attractive prices, the Company intends to continue purchasing the real estate from its landlords at existing stores. Excluding these discretionary store real estate purchases, the Company expects total purchases of furniture, fixtures, equipment and improvements for 2019, including expenditures for new and remodeled stores and other corporate assets, will total approximately $37.5 million. Management believes cash on hand, the amounts available to be drawn under the Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for the remainder of 2019.

The Company continually looks for, and is presented with, potential acquisition opportunities. The Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments. However, as of September 30, 2019, there were 47 remaining franchised pawn locations in Mexico operating under the “Prendamex” brand that the Company continues to evaluate for acquisition. The Company will evaluate other potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. If the Company encounters an attractive opportunity to acquire new stores in the near future, the Company may seek additional financing, the terms of which will be negotiated on a case-by-case basis.

As of September 30, 2019, the Company had contractual commitments to deliver a total of 38,000 gold ounces between the months of October 2019 and August 2020 at a weighted-average price of $1,381 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

During the nine months ended September 30, 2019, the Company repurchased a total of 751,000 shares of common stock at an aggregate cost of $66.9 million and an average cost per share of $89.13, and during the nine months ended September 30, 2018, repurchased 3,114,000 shares of common stock at an aggregate cost of $257.3 million and an average cost per share of $82.62. The Company intends to continue repurchases under its active share repurchase programs through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the nine months ended September 30, 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	April 23, 2019	$100,000	496,000	$42,760	$—
October 24, 2018	Currently active	100,000	255,000	24,169	75,831
Total			751,000	$66,929	$75,831

Total cash dividends paid during the nine months ended September 30, 2019 and 2018 were $32.4 million and $29.9 million, respectively. In October 2019, the Company’s Board of Directors declared a $0.27 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $11.6 million based on the September 30, 2019 share count, which will be paid on November 29, 2019 to stockholders of record as of November 15, 2019. On an annualized basis, this represents aggregate dividends of $46.3 million based on the September 30, 2019 share count as compared to aggregate dividends paid of $40.9 million in fiscal 2018. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

REGULATORY DEVELOPMENTS

The Company is subject to significant regulation of its pawn, consumer loan and general business operations in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2018 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 5, 2019 and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Developments” in the Company’s quarterly reports. There have been no material changes in regulatory developments affecting the Company since December 31, 2018.

NON-GAAP FINANCIAL INFORMATION

The Company uses certain financial calculations such as adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined under the SEC rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s core operating performance and because management believes they provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating these non-GAAP financial measures are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, the non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures of other companies.

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and other acquisition expenses to allow more accurate comparisons of the financial results to prior periods and because the Company does not consider these merger and other acquisition expenses to be related to the organic operations of the acquired businesses or its continuing operations and such expenses are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. The Company believes that providing adjusted non-GAAP measures, which exclude these and other items, allows management and investors to consider the ongoing operations of the business both with, and without, such expenses. Merger and other acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S. dollar denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates which results in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these unrealized remeasurement gains or losses because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured and to improve comparability of current periods presented with prior periods due to the adoption of new accounting guidance on January 1, 2019.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$34,761	$0.81	$33,325	$0.76	$110,464	$2.55	$105,131	$2.33
Adjustments, net of tax:
Merger and other acquisition expenses	567	0.01	2,262	0.05	1,097	0.02	3,958	0.08
Non-cash foreign currency (gain) loss related to lease liability	340	0.01	—	—	(34)	—	—	—
Ohio consumer lending wind-down costs	578	0.01	—	—	2,537	0.06	—	—
Adjusted net income and diluted earnings per share	$36,246	$0.84	$35,587	$0.81	$114,064	$2.63	$109,089	$2.41

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$805	$238	$567	$3,222	$960	$2,262
Non-cash foreign currency loss related to lease liability	486	146	340	—	—	—
Ohio consumer lending wind-down costs	751	173	578	—	—	—
Total adjustments	$2,042	$557	$1,485	$3,222	$960	$2,262

	Nine Months Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$1,510	$413	$1,097	$5,574	$1,616	$3,958
Non-cash foreign currency gain related to lease liability	(49)	(15)	(34)	—	—	—
Ohio consumer lending wind-down costs	3,295	758	2,537	—	—	—
Total adjustments	$4,756	$1,156	$3,600	$5,574	$1,616	$3,958

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019		2018
Net income	$34,761	$33,325	$110,464	$105,131		$158,539		$172,865
Income taxes	14,203	10,758	42,629	37,002		57,730		26,303
Depreciation and amortization	10,674	10,850	31,058	33,085		40,934		45,514
Interest expense	8,922	7,866	25,840	20,593		34,420		26,801
Interest income	(429)	(495)	(788)	(2,216)		(1,016)		(2,675)
EBITDA	68,131	62,304	209,203	193,595		290,607		268,808
Adjustments:
Merger and other acquisition expenses	805	3,222	1,510	5,574		3,579		11,472
Non-cash foreign currency (gain) loss related to lease liability	486	—	(49)	—		(49)		—
Ohio consumer lending wind-down costs	751	—	3,295	—		3,295		—
Asset impairments related to consumer loan operations	—	—	—	—		1,514		—
Adjusted EBITDA	$70,173	$65,526	$213,959	$199,169		$298,946		$280,280

Net Debt Ratio calculation:
Total debt (outstanding principal)						$640,000		$605,000
Less: cash and cash equivalents						(61,183)		(57,025)
Net debt						$578,817		$547,975
Adjusted EBITDA						$298,946		$280,280
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)					1.9	:1	2.0	:1

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Cash flow from operating activities	$57,851	$54,252	$163,824	$174,219	$233,034	$245,730
Cash flow from investing activities:
Loan receivables, net of cash repayments	(22,572)	(43,968)	(2,998)	(13,055)	20,182	22,419
Purchases of furniture, fixtures, equipment and improvements	(10,200)	(11,300)	(33,104)	(25,768)	(43,013)	(32,001)
Free cash flow	25,079	(1,016)	127,722	135,396	210,203	236,148
Merger and other acquisition expenses paid, net of tax benefit	567	2,502	1,097	5,601	2,568	7,817
Adjusted free cash flow	$25,646	$1,486	$128,819	$140,997	$212,771	$243,965

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of September 30, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated the Company’s leases and properly assessed the impact of the new accounting standard related to leases on the Company’s financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, the Company repurchased a total of 751,000 shares of common stock at an aggregate cost of $66.9 million and an average cost per share of $89.13, and during the nine months ended September 30, 2018, repurchased 3,114,000 shares of common stock at an aggregate cost of $257.3 million and an average cost per share of $82.62.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month the programs were in effect during the three months ended September 30, 2019 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
July 1 through July 31, 2019	—	$—	—	$83,348
August 1 through August 31, 2019	—	$—	—	$83,348
September 1 through September 30, 2019	80,000	$93.30	80,000	$75,831
Total	80,000	$93.30	80,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the nine months ended September 30, 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	April 23, 2019	$100,000	496,000	$42,760	$—
October 24, 2018	Currently active	100,000	255,000	24,169	75,831
Total			751,000	$66,929	$75,831

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

Dated: October 28, 2019	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)