Form 10-K
period 2019-12-31
FIRSTCASH, INC
filed 2020-02-03
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,102,000,000 based on the closing price as reported on the Nasdaq Stock Market.

As of January 28, 2020, there were 41,997,062 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be held on or about June 4, 2020, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH, INC.
FORM 10-K
For the Year Ended December 31, 2019

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

PART I

Item 1. Business

General

The Company is a leading operator of retail pawn stores in the U.S. and Latin America. As of December 31, 2019, the Company had 2,679 locations, consisting of 1,056 stores in 24 U.S. states and the District of Columbia, 1,548 stores in all 32 states in Mexico, 54 stores in Guatemala, 13 stores in El Salvador and eight stores in Colombia.

The Company’s primary business is the operation of full-service pawn stores, also known as “pawnshops,” which make pawn loans secured by personal property such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. Pawn loans can be quickly and easily accessed by customers who often have limited access to traditional credit products. Pawn stores also retail value-priced consumer products acquired through collateral forfeitures on forfeited pawn loans and direct purchases of such merchandise from the general public. For the year ended December 31, 2019, 99% of the Company’s revenues were derived from pawn operations.

The Company organizes its operations into two reportable segments: the U.S. operations segment and the Latin America operations segment. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia. For the year ended December 31, 2019, 64% of total revenues were derived from the U.S. and 36% were derived from Latin America. The Company’s strategy is to focus on growing its pawn operations in the U.S. and Latin America through a combination of new store openings and strategic acquisition opportunities as they arise.

The Company was formed as a Texas corporation in July 1988. In April 1991, the Company reincorporated as a Delaware corporation. On September 1, 2016, the Company completed a merger with Cash America International, Inc. (“Cash America”), whereby Cash America merged with and into a wholly owned subsidiary of the Company (the “Merger”).

The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. The Company’s primary website is www.firstcash.com.

Pawn Industry

Pawn stores are neighborhood-based retail locations that buy and sell pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. Pawn stores also provide a quick and convenient source of small secured consumer loans, also known as pawn loans, to unbanked, under-banked and credit-challenged customers. Pawn loans are safe and affordable non-recourse loans for which the customer has no legal obligation to repay. The Company does not attempt to collect on delinquent loans, does not take legal actions against its customers, does not blacklist its customers, nor does it issue any negative external credit reporting, but rather relies only on the resale of the pawn collateral for recovery. The customers of pawnshops are typically value-conscious consumers and/or borrowers who are not effectively or efficiently served by traditional lenders such as banks, credit unions, credit card providers or other small loan providers.

United States

The pawn industry in the U.S. is well established, with the highest concentration of pawn stores located in the Southeast, Midwest and Southwest regions of the country. The operation of pawn stores is governed primarily by state laws and accordingly, states that maintain regulations most conducive to profitable pawn operations have historically seen the greatest concentration of pawn stores. Management believes the U.S. pawn industry, although mature, remains highly fragmented. The two publicly traded companies in the pawn industry, which includes the Company, currently operate approximately 1,600 of the estimated 12,000 to 14,000 pawn stores in the U.S. The Company believes the majority of pawnshops in the U.S. are owned by individuals operating five or fewer locations.

Mexico and Other Latin American Markets

The majority of pawn stores in Latin America are smaller than U.S. pawn stores, with limited retail space and pawn loans typically collateralized by gold jewelry or small electronics. In contrast, a majority of the Company’s pawn stores in Latin America are larger format, full-service stores, similar to the U.S. stores, which lend on a wide array of collateral and have a larger retail sales floor. Accordingly, competition in Latin America with the Company’s larger format, full-service pawn stores is limited. A large percentage of the population in Mexico and other countries in Latin America is unbanked or under-banked and has limited access to traditional consumer credit. The Company believes there is significant opportunity for further expansion in Mexico and other Latin American countries due to the large potential consumer base and limited competition from other large format, full-service pawn store operators.

Business Strategy

The Company’s long-term business plan is to grow revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. In pursuing its business strategy, the Company seeks to establish clusters of several stores in specific geographic areas with favorable regulations and customer demographics and to achieve certain economies of scale relative to management and supervision, pricing and purchasing, information and accounting systems and security/loss prevention.

The Company has opened or acquired 1,918 pawn stores in the last five years, including 815 pawn stores acquired in connection with the Cash America Merger, with net store additions growing at a compound annual store growth rate of 22% over this period. The Company intends to open or acquire additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following table details stores opened and acquired over the five-year period ended December 31, 2019:

	Year Ended December 31,
	2019	2018	2017	2016	2015
U.S. operations segment:
Merged Cash America locations	—	—	—	815	—
New locations opened	—	—	2	—	—
Locations acquired	27	27	1	3	33
Total additions	27	27	3	818	33

Latin America operations segment:
New locations opened	89	52	45	41	38
Locations acquired	163	366	5	179	32
Total additions	252	418	50	220	70

Total:
Merged Cash America locations	—	—	—	815	—
New locations opened	89	52	47	41	38
Locations acquired	190	393	6	182	65
Total additions	279	445	53	1,038	103

For additional information on store count activity, see “Locations and Operations” below.

New Store Openings

The Company plans to continue opening new pawn stores, primarily in Latin America. The Company typically opens new stores in under-developed markets and neighborhoods, especially where customer demographics are favorable and competition is limited or restricted. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically be open for business within six to 12 weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

Acquisitions

Due to the fragmented nature of the pawn industry, the Company believes attractive acquisition opportunities will continue to arise from time to time in both Latin America and the U.S. Before making an acquisition, management assesses the demographic characteristics of the surrounding area, considers the number, proximity and size of competing stores, and researches federal, state and local regulatory standards. Specific pawn store acquisition criteria include an evaluation of the volume of merchandise sales and pawn transactions, outstanding customer pawn loan balances, historical pawn yields, merchandise sales margins, pawn loan redemption rates, the condition and quantity of inventory on hand, licensing restrictions or requirements and the location, condition and lease terms of the facility.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company’s existing store base are the volume and gross profit of merchandise sales, the volume of and yield on pawn loans and store operating expenses. To encourage customer traffic, which management believes is a key determinant of a store’s success, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable and secure. In addition to a clean and secure physical store facility, the stores’ exteriors typically display attractive and distinctive signage similar to that used by contemporary specialty retailers.

The Company has employee-training programs that promote customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully-integrated functionality to support point-of-sale retail operations, real-time merchandise valuations, loan-to-value calculations, inventory management, customer recordkeeping, loan management, compliance and control systems and employee compensation. Each store is connected on a real-time basis to a secure data center that houses the centralized databases and operating systems. The information system provides management with the ability to continuously monitor store transactions and operating results.

The Company maintains a well-trained internal audit staff that conducts regular store audits to test compliance of regulatory, financial and operational controls. Management believes the current operating and financial controls and systems are adequate for the Company’s existing store base and can accommodate reasonably foreseeable growth in the near term.

Services Offered by the Company

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn store locations. The items sold generally consist of pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The Company also melts certain quantities of non-retailable scrap jewelry and sells the gold, silver and diamonds in the commodity markets. Merchandise sales accounted for approximately 69% of the Company’s revenue during 2019.

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

The Company does not provide direct financing to customers for the purchase of its merchandise, but does allow customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company.

Retail sales are seasonally highest in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S.

Pawn Lending Activities

The Company’s stores make pawn loans, which are typically small, secured loans to its customers in order to help them meet short-term cash needs. All pawn loans are collateralized by personal property such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The pledged collateral provides the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. Pawn loans are non-recourse loans and a customer does not have a legal obligation to repay a pawn loan. There is no collections process and the decision to not repay the loan will not affect the customer’s credit score.

At the time a pawn loan transaction is entered into, an agreement or contract, commonly referred to as a “pawn ticket,” is delivered to the borrower for signature that sets forth, among other items, the borrower’s name and identification information, a description of the pledged goods, amount financed, pawn service fee, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

The term of a pawn loan is typically 30 days plus an additional grace period of 14 to 90 days, depending on geographic markets and local regulations. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If a pawn loan is not repaid prior to the expiration of the grace period, the pawn collateral is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued service fees. Pledged property is held in a secured, non-public warehouse area of the pawn store for the term of the loan and the grace period, unless the loan is repaid earlier. In certain markets, the Company also provides pawn loans collateralized by automobiles, which remain in the Company’s possession or in limited cases, remain in the possession of the customer. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

The pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size, duration and type of collateral of the pawn loan and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for approximately 30% of the Company’s revenue during 2019.

The amount the Company is willing to finance for a pawn loan is primarily based on a percentage of the estimated retail value of the collateral. There are no minimum or maximum pawn loan to fair market value restrictions in connection with the Company’s lending activities. In order to estimate the value of the collateral, the Company utilizes its proprietary point-of-sale and loan management system to recall recent selling prices of similar merchandise in its own stores. The basis for the Company’s determination of the retail value also includes such sources as precious metals spot markets, catalogs, blue books, online auction sites and retailer advertisements. These sources, together with the employees’ experience in selling similar items of merchandise in particular stores, influence the determination of the estimated retail value of such items. The Company does not utilize a standard or mandated percentage of estimated retail value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn loan amount to estimated sales value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company’s historical experience. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company’s initial assessment of the property’s estimated retail value. Improper over-assessment of the retail value of the collateral in the lending function can result in reduced gross profit margins from the sale of the merchandise.

The Company typically experiences seasonal growth in its pawn loan balances in the third and fourth quarters following lower balances in the first two quarters due to the typical repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S.

Consumer Loan and Credit Services Activities

In a limited number of U.S. locations, the Company offers small unsecured consumer loans or a fee-based credit services organization program (“CSO Program”). The CSO Program assists consumers in obtaining extensions of credit from an independent, non-bank, consumer lending company (the “Independent Lender”). These products have been significantly deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition.

The Company currently offers unsecured consumer loans or credit services in only 47 U.S. locations, of which 41 are full-service pawnshops offering such services primarily as an ancillary product. Total revenues from unsecured consumer loan and credit services operations were $20 million and accounted for approximately 1% of the Company’s revenue during 2019. For 2020, the Company expects revenue from these products to total approximately $5 million, accounting for approximately one quarter of one percent, or 0.25%, of total revenues.

Franchise Operations

As of December 31, 2019, the Company had 46 unconsolidated franchised check cashing locations in the U.S. operating under the “Mr. Payroll” brand. Each of the Company’s franchised check cashing locations is subject to a franchise agreement negotiated individually with each franchisee and has varying durations. The Company receives franchise fees from each franchisee based on the gross revenue of check cashing services provided within the franchisee’s facility.

As of December 31, 2019, the Company had 43 unconsolidated franchised pawn locations in Mexico operating under the “Prendamex” brand. Each of the Company’s franchised pawn locations is subject to a franchise agreement negotiated individually with each franchisee and has varying durations. The Company receives franchise fees from each franchisee based on pawn loan and inventory balances of the franchised stores.

Total revenue from franchise fees accounted for less than 0.1% of the Company’s revenue during 2019.

Locations and Operations

As of December 31, 2019, the Company had 2,679 store locations composed of 1,056 stores in 24 U.S. states and the District of Columbia, 1,548 stores in 32 states in Mexico, 54 stores in Guatemala, 13 stores in El Salvador and eight stores in Colombia.

The following table details store count activity for the twelve months ended December 31, 2019:

	U.S.	Latin America
	Operations Segment (1)	Operations Segment (2)	Total Locations
Total locations, beginning of period	1,094	1,379	2,473
New locations opened	—	89	89
Locations acquired	27	163	190
Locations closed or consolidated (3)	(65)	(8)	(73)
Total locations, end of period	1,056	1,623	2,679

(1)
At December 31, 2019, includes six consumer loan locations located in Texas, which only offer credit services products. This compares to 17 consumer loan locations which only offered consumer loans and/or credit services as of December 31, 2018. At December 31, 2019, 41 of the pawn stores, primarily located in Texas, also offered consumer loans and/or credit services primarily as an ancillary product. This compares to 262 U.S. pawn locations which offered such products as of December 31, 2018. The table does not include 46 check cashing locations operated by independent franchisees under franchising agreements with the Company.

(2)	The table does not include 43 Mexico pawn locations operated by independent franchisees under franchising agreements with the Company.

(3)	Includes the closing of 52 Ohio locations and two other locations in Texas primarily focused on consumer lending products.

The Company maintains its primary administrative offices in Fort Worth, Texas, Monterrey, Mexico and Mexico City, Mexico.

As of December 31, 2019, the Company’s stores were located in the following countries and states:

Number of Locations (1)
U.S.:
Texas (2)	418
Florida	77
Ohio	67
Tennessee	53
Georgia	46
North Carolina	41
Washington	32
Indiana	30
Colorado	29
Maryland	29
Arizona	27
Illinois	27
Nevada	27
South Carolina	27
Kentucky	26
Louisiana	26
Missouri	24
Oklahoma	18
Alabama	8
Alaska	6
Utah	6
Virginia	6
District of Columbia	3
Wyoming	2
Nebraska	1
1,056
Mexico:
Veracruz	218
Estado de. Mexico (State of Mexico)	185
Puebla	114
Tamaulipas	94
Baja California	81
Jalisco	67
Nuevo Leon	67
Estado de Ciudad de Mexico (State of Mexico City)	63
Chiapas	60
Oaxaca	55
Tabasco	53
Coahuila	49
Hidalgo	43
Chihuahua	42
Guanajuato	40

Number of Locations (1)
Mexico (continued):
Sonora	33
Quintana Roo	32
Sinaloa	28
Guerrero	27
Morelos	24
Aguascalientes	22
Michoacan	22
San Luis Potosi	21
Campeche	17
Durango	17
Queretaro	16
Tlaxcala	12
Yucatan	11
Zacatecas	11
Baja California Sur	10
Nayarit	9
Colima	5
1,548

Guatemala	54

El Salvador	13

Colombia	8

Total	2,679

(1)	The table does not include 43 Mexico pawn locations and 46 U.S. check cashing locations operated by independent franchisees under franchising agreements with the Company.

(2)	Includes six consumer loan locations, which only offer credit services products.

Pawn Store Operations

The Company’s typical large format pawn store is a freestanding building or part of a retail shopping center with dedicated available parking. The Company also operates smaller stores in Mexico, mostly in dense urban markets, which may not have dedicated parking. Management has established a standard store design intended to attract customers and distinguish the Company’s stores from the competition. The design consists of a well-illuminated exterior with distinctive signage and a layout similar to other contemporary specialty retailers. The Company’s stores are typically open six or seven days a week from 9:00 a.m. to between 6:00 p.m. and 9:00 p.m.

The Company attempts to attract customers primarily through the pawn stores’ visibility, signage and neighborhood presence. The Company uses seasonal promotions, special discounts for regular customers, prominent display of impulse purchase items such as jewelry, electronics, and tools, tent and sidewalk sales and a layaway purchasing plan to attract retail shoppers. The Company attempts to attract and retain pawn customers by lending a competitive loan amount as a percentage of the estimated sales value of items presented for pledge and by providing quick loan processing, funding, renewal and redemption services in an appealing, customer-friendly atmosphere.

Generally, each pawnshop employs a manager, one or two assistant managers, and between two and eight sales personnel, depending upon the size, sales volume and location of the store. The store manager is responsible for customer relations, reviewing pawn transactions and related collateral, inventory management, supervising personnel and assuring the store is managed in accordance with Company guidelines and established policies and procedures which emphasize safeguarding of pledged and Company assets, strict cost containment and financial controls. All material store expenses are paid from corporate administrative offices in order to enhance financial accountability. The Company believes careful monitoring of customer transaction metrics and operational expenses enables it to maintain financial stability and profitability.

Each store manager reports to a district manager, who typically oversees four to seven store managers. District managers typically report to a regional manager who, in turn, typically reports to a regional operations director. Regional operations directors report to a regional vice president of operations. There is a senior vice president of operations and four regional vice presidents of operations.

The Company believes the profitability of its pawnshops is dependent, among other factors, upon its employees’ ability to engage with customers and provide prompt and courteous service. The Company’s proprietary computer system tracks certain key transactional performance measures including pawn loan yields and merchandise sales margins, and permits a store manager or clerk to rapidly recall the cost of an item in inventory and the date it was purchased, as well as the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods. The Company has networked its stores to allow employees to more accurately determine the retail value of merchandise and to permit the Company’s headquarters to more efficiently monitor each store’s operations, including merchandise sales, service charge revenue, pawn loans written and redeemed and changes in inventory.

The Company trains its employees through direct instruction and on-the-job pawn and sales experience. New employees are introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation, regulatory compliance and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to revenue and margin generation, regulatory compliance, recruitment and human resources management, asset and security control and cost efficiency. The Company maintains a non-qualified, performance-based profit sharing compensation plan for all store employees based on sales, gross profit and other performance criteria.

Environmental Sustainability, Social Responsibility and Diversity

Pawnshops are neighborhood-based stores which contribute to the modern “circular economy.” Each of the Company’s 2,673 pawn locations provides a quick and convenient source of small, non-recourse pawn loans and a neighborhood-based market for consumers to buy and resell popular consumer products in a safe environment. The Company is committed to environmental sustainability, providing customers with rapid access to capital and operating its business in a manner that results in a positive impact on its employees, communities and the environment.

Environmental Sustainability

Virtually all of the Company’s merchandise inventories are pre-owned items sourced directly from local customers in each store’s immediate geographic neighborhood. In effect, the Company operates a large consumer product recycling business wherein it acquires unwanted or unneeded jewelry, electronics, tools, appliances, sporting goods and musical instruments from individual customers and resells them to other customers desiring such products within the same neighborhood. This process extends the life and utilization of these products and helps reduce demand for newly manufactured and distributed products. The Company estimates that it resold approximately 14 million used or pre-owned consumer product items in its retail stores during 2019 with a commercial value of approximately $1.2 billion. In addition, the Company recycles significant volumes of precious metals and diamonds whereby unwanted or broken jewelry is collected and melted/processed by the Company and then resold as a commodity for future commercial use. During 2019, the Company estimates that it recycled over 75,000 ounces of gold and over 50,000 carats of diamonds with a combined market value of approximately $103.9 million. This process helps reduce demand for mined precious metals and diamonds.

Unlike most brick and mortar or on-line retailers, the Company does not rely on manufacturing of its inventories nor does it source any material volume of inventories from third party manufacturers or wholesalers. Accordingly, the Company does not own, operate or contract for any manufacturing, warehousing or distribution facilities to support its retail sales or lending operations. Almost all retail sales and pawn loans are made to customers who live or work within a tight geographic radius of the Company’s stores, and only a very small percentage of sales require delivery service. The Company owns or operates less than 40 motor vehicles and trucks to support its 2,679 locations and, other than operating small storefront locations which are typically 5,000 square feet or less, the Company has virtually no carbon footprint related to its retail or lending operations.

Non-Recourse Microlending Products Servicing the Underbanked

It is estimated by multiple studies and surveys that approximately 25% of U.S. households remain unbanked or underbanked. In Latin America, the number of unbanked or underbanked consumers can be as much as 75% of the population in countries such as Mexico. As a result, the majority of the Company’s customers have limited access to traditional forms of credit or capital. The Company contributes to its communities by providing these customers with instant access to capital through very small non-recourse pawn loans or buying merchandise from its customers. The average credit provided to a customer is $177 in the U.S. and $71 in Latin America. Traditional lenders such as banks, credit unions, credit card providers or other small loan providers do not effectively offer micro credit products of this size.

Obtaining a pawn loan is simple, requiring only a valid government ID and an item of personal property owned by the customer. The Company does not investigate the creditworthiness of a pawn customer, nor does it matter if the customer has defaulted on a previous pawn loan with the Company. Unlike most credit products, pawn customers are not required to have a bank account, a good credit history or the ability to document their level of income. The process of obtaining a pawn loan is extremely fast, generally taking 15 minutes or less. Loans are funded immediately giving customers immediate access to the credit.

Pawn loans are highly regulated, safe and affordable non-recourse loans for which the customer has no legal obligation to repay. Pawn loans differ from most other forms of small dollar lending, as the Company does not attempt to collect on delinquent loans, does not take legal actions against its customers, does not blacklist its customers, nor does it issue any negative external credit reporting, but rather, relies only on the resale of the pawn collateral for recovery.

Focus on Social and Corporate Responsibility in Mexico

The Company has significant operations in Mexico, where the majority of its employees and customers reside and where it focuses significant time and resources on corporate responsibility initiatives.

In 2018, the Company was certified as an Empresa Socialmente Responsable (“ESR”), or a socially responsible company, in Mexico under the framework of the XII Latin American Meeting of Corporate Social Responsibility promulgations. This ESR certification is granted to companies incorporated in Mexico that meet a series of criteria that generally cover the economic, social and environmental sustainability of its operations, which include corporate ethics, good governance, the quality of life of the Company’s employees and a proven commitment to the betterment of the community where it operates, including the care and preservation of the environment.

The Company has also established relationships and supports multiple foundations and programs in Mexico, including an exclusive partnership with the JUCONI Foundation, which works with families and children to prevent and help heal the trauma associated with domestic violence in families or children who are living in extreme poverty or are homeless. Additionally, the Company supports or partners with several other foundations and projects, which provide educational scholarships, intern programs, reading initiatives and recycling programs for disadvantaged citizens.

Diversity and Employee Empowerment

The Company has 21,000 employees across five countries (the U.S., Mexico, Guatemala, El Salvador and Colombia). It is committed to creating a safe, trusted and diverse environment in which its employees can thrive. Its employees’ wages are typically above the minimum wage standards in each country in which it operates. The Company also believes in fairly compensating its employees by providing the ability to share in the Company’s profitability. For example, the majority of the Company’s front-line, store-based employees participate in a non-qualified profit sharing program which pays up to 8% of the gross profit an employee personally produced through assigned customer service activities.

The Company also provides its employees with extensive training and advancement opportunities, demonstrated by its long track record of employee advancement and promotion from within the organization. The Company maintains robust consumer compliance, anti-money laundering and anti-bribery training programs and requires its managers to adhere to a labor compliance program that meets or exceeds the standards established for coercion and harassment, discrimination and restrictions to freedom of association. The Company’s locations provide a safe, comfortable and healthy work environment and maintain compliance with all occupational safety, wage and hour laws and other workplace regulations.

The Company values diversity at all levels of its organization. In the U.S., approximately 70% of all employees are ethnically diverse and 52% are female. Company-wide, approximately 89% of all employees are ethnically diverse and 56% are female. The Company’s store management employee population, in particular, exhibits a high level of female and ethnic diversity, with approximately 55% being female and approximately 91% being either female and/or ethnically diverse. The Company’s senior leadership team, composed of district managers and higher, corporate department leaders and other executives, is diverse as well, with approximately 32% being female and approximately 82% being female and/or ethnically diverse.

Competition

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company’s revenue, profitability and ability to expand. The Company believes the primary elements of competition in the businesses in which it operates are store location, customer service, the ability to lend competitive amounts on pawn loans and to sell popular retail merchandise at competitive prices. In addition, the Company competes with other lenders and retailers to attract and retain employees with competitive compensation programs.

The Company’s pawn business competes primarily with other pawn store operators, other specialty consumer finance operators, including on-line lenders, retail and virtual rent-to-own operators and consumer goods retailers, including on-line operators. Management believes the pawn industry remains highly fragmented with an estimated 12,000 to 14,000 total pawnshops in the U.S. and 7,000 to 8,000 pawnshops in Mexico. Including the Company, there are two publicly-held, U.S.-based pawnshop operators, both of which have pawn operations in the U.S., Mexico, Guatemala and El Salvador. Of these two, the Company had the most pawn stores and the largest market capitalization as of December 31, 2019, and believes it is the largest public or private operator of large format, full-service pawn stores in the U.S. and Mexico. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. In addition, the Company competes with other non-pawn lenders, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these financial institutions have greater financial resources than the Company’s with which to compete for consumer loans.

In both its U.S. and Latin American retail pawn operations, the Company’s competitors include numerous retail and wholesale merchants, including jewelry stores, rent-to-own operators, discount retail stores, “second-hand” stores, consumer electronics stores, other specialty retailers, online retailers, online auction sites, online classified advertising sites and other pawnshops. Competitive factors in the Company’s retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many of the retail competitors have significantly greater size and financial resources than the Company.

Intellectual Property

The Company relies on a combination of trademarks, trade dress, trade secrets, proprietary software, website domain names and other rights, including confidentiality procedures and contractual provisions, to protect its proprietary technology, processes and other intellectual property.

The Company’s competitors may develop products that are similar to its technology, such as the Company’s proprietary point-of-sale and loan management software. The Company enters into agreements with its employees, consultants and partners, and through these and other confidentiality or non-compete agreements, the Company attempts to control access to and distribution of its software, documentation and other proprietary technology and information. Despite the Company’s efforts to protect its proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute its intellectual property rights or technology or otherwise develop a product with the same functionality as its solution. Policing all unauthorized use of the Company’s intellectual property rights is nearly impossible. The Company cannot be certain that the steps it has taken or will take in the future will prevent misappropriations of its technology or intellectual property rights.

“First Cash Pawn,” “Cash America” and “Cashland” are trademarks owned by the Company registered in the U.S. “FirstCash,” “First Cash,” “First Cash Empeño y Joyeria,” “Cash Ya,” “Cash & Go,” “CA,” “Cash America,” “Presta Max,” “Realice Empeños,” “Empeños Mexicanos” and “Prendamex” are trademarks owned by the Company registered in the respective Latin American countries. Other trade names used by the Company in the U.S. and Latin America include First Cash Advance, Famous Pawn, Fast Cash Pawn & Gold Center, King Pawn, Mister Money Pawn, Money Man Pawn, Valu + Pawn, Dan’s Discount Jewelry & Pawn, Quick Cash Pawn, Atomic Pawn, Loftis Jewelry & Pawnbrokers, Regent Pawn & Jewelry, Smart Pawn, Piazza Jewelry & Pawn, David’s Pawn Shop, Sharp Mart, Lakelands Pawn & Gun, SuperPawn, Mr. Payroll and Cash Plus Pawn.

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

The Company is subject to specific laws, regulations and ordinances primarily concerning its pawn and consumer lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn and consumer loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures. In many municipal, state and federal jurisdictions in both the U.S. and countries in Latin America, the Company must obtain and maintain regulatory store operating and employee licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things.

In both the U.S. and Latin America, certain elected officials, regulators, consumer advocacy groups and the media have advocated for governmental action to further restrict or even prohibit pawn transactions or small consumer loans, such as payday advances and credit services products. Such advocates often characterize pawn and payday lending activities as unfair or potentially abusive to consumers and typically focus on the aggregate fees charged to a consumer for pawn and consumer loans, which are typically higher than the interest rate generally charged by banks, credit unions and credit card issuers to consumers with established or higher-rated credit. They also focus on affordability issues such as the borrower’s ability to repay such loans, real or perceived patterns of sustained or cyclical usage of such lending products and consumer loan collection practices perceived to be unfair or abusive. During the last few years, legislation, ordinances and edicts at federal, state and municipal levels have been introduced or enacted to prohibit, restrict or further regulate pawn and related transactions, including acceptance of pawn collateral and used merchandise in general or from certain individuals, sales of such merchandise in general or specific categories such as firearms, payday loans, consumer loans, credit services and related service fees on these products. In addition, public officials and regulatory authorities, including law enforcement in various levels of government in the U.S. and countries in Latin America have and will likely continue to make edicts, proposals or public statements concerning new or expanded regulations that would prohibit or further restrict pawn and consumer lending activities or other related pawn transactions.

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

There can be no assurance that the current political domestic and international climate will not change and negatively affect the Company’s business, or that additional local, state or federal statutes, regulations or edicts will not be enacted or that existing laws and regulations will not be amended, decreed or interpreted at some future date that could prohibit or limit the ability of the Company to profitably operate any or all of its services. For example, such regulations could restrict the ability of the Company to offer pawn loans, significantly decrease the interest rates or service fees for such lending activities, prohibit or more stringently regulate the acceptance of pawn collateral or buying used merchandise and the sale, exportation or importation of such pawn merchandise, any of which could have a material adverse effect on the Company’s operations and financial condition. If legislative, regulatory or other arbitrary actions or interpretations are taken at a federal, state or local level in the U.S. or countries in Latin America which negatively affect the pawn industry where the Company has a concentrated or significant number of stores, those actions could have a material adverse effect on the Company’s business operations. There can be no assurance that such regulatory action at any jurisdiction level will not be enacted, or that existing laws and regulations will not be amended, decreed or interpreted in such a way which could have a material adverse effect on the Company’s operations and financial condition.

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over consumer financial services activities. In recent years, additional legislation and regulations have been enacted or proposed which have increased or could continue to increase regulation of the consumer finance industry. These regulations and restrictions are or may be specific to pawn, credit services and consumer loan operations.

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

The CFPB also has the authority to pursue administrative proceedings or litigation for actual or perceived violations of federal consumer laws (including the CFPB’s own rules). In these proceedings, the CFPB can seek consent orders, confidential memorandums of understandings, obtain cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties ranging from $5,000 per day for certain violations of federal consumer laws to $25,000 per day for reckless violations, and $1,000,000 per day for knowing or intentional violations. Also, where a company has been found to have violated consumer laws, the Dodd-Frank Act (in addition to similar state consumer laws) empowers state attorneys general and state regulators to bring administrative or civil actions seeking the same equitable relief available to the CFPB, in addition to state-led enforcement actions and consent orders. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”), however, it has yet to take practical effect since in early December 2018 a judge in the 5th Circuit stayed the SDL Rule in a case filed by trade groups, which effectively put the compliance date for this rule on hold until further order by the court. Since the court ordered the stay in litigation, the CFPB has revised the SDL Rule to address the mandatory underwriting provisions, proposing to rescind those provisions altogether, including delaying compliance until late November 2020. Until the SDL Rule is deemed final, complete and effective, the impact to the Company is unknown. The SDL Rule defines the Company’s consumer loan products, both short-term loans, and installment loans, as loans covered under the rule. However, the Company believes the SDL Rule (even in its current form) will not directly impact the vast majority of its pawn products, which comprise approximately 99% of its total revenues. On a consolidated basis, the Company expects consumer loan revenue for the year ending December 31, 2020 to account for approximately one quarter of one percent, or 0.25%, of the Company’s consolidated total revenue. If the SDL Rule remains effective in its current form, the small dollar lending industry will experience a significant regulatory change. However, given the Company’s continued de-emphasis of consumer loans and/or credit services in recent years, the Company does not believe the SDL Rule, as currently written, will have a material adverse effect on the Company’s operations and financial condition.

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

In November 2019, lawmakers in both the Senate and House of Representatives introduced Senate and House versions of the Veterans and Consumers Fair Credit Act (“Credit Act”). The Credit Act, if enacted, would effectively extend the MLA’s 36% annual percentage rate cap and ban mandatory arbitration to all covered loans, which would include all products offered by the Company, regardless of the consumers’ military status. The Company will continue monitoring the status of the bills but notes they currently lack critical mass of co-sponsorship in the House or the Senate.

In addition to the federal laws and frameworks already governing the financial industry, the U.S. Justice Department (“DOJ” or “Department of Justice”), in conjunction with federal banking regulators, began an initiative in 2013 (“Operation Choke Point”) directed at banks in the U.S. that do business with payment processors, payday lenders, pawn operators and other companies believed to be at higher risk for fraud and money laundering. It is believed the intent of this initiative was to restrict the ability of banks to provide financial services to companies in the targeted industries. In January 2015, the Federal Deposit Insurance Corporation (the “FDIC”) issued a publication encouraging banks to take a risk-based approach in assessing individual customer relationships, rather than declining to provide banking services to entire categories of customers without regard to the risks presented by an individual customer or the financial institution’s ability to manage the risk. In August 2017, the Department of Justice informed lawmakers that Operation Choke Point was no longer in effect. Further, in May 2019, the FDIC settled a 2014 lawsuit filed against it and the Office of the Comptroller of the Currency challenging Operation Choke Point whereby the FDIC reiterated its January 2015 publication and acknowledged “that certain employees acted in a manner inconsistent with FDIC policies” and also stated that “regulatory threats, undue pressure, coercion, and intimidation designed to restrict access to financial services for lawful businesses have no place at the FDIC.” Nevertheless, the Company continues to experience difficulty in securing new banking services and maintaining existing banking services in certain markets. There can be no assurance that Operation Choke Point and its subsequent effects will not pose a further or stigmatized threat to the Company’s ability to access credit, maintain bank accounts and treasury services, process payday lending transactions or obtain other banking services needed to operate efficiently and profitably.

In connection with pawn transactions and credit services/consumer loan transactions, the Company must comply with various disclosure requirements under the Federal Truth in Lending Act (and Regulation Z promulgated thereunder). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the charges associated with pawn transactions, consumer loan and credit services transactions.

The credit services/consumer loan business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via a pre-authorized automated clearing house (“ACH”) transaction. Additionally, the Company may be subject to certain portions of other laws such as the Federal Fair Debt Collection Practices Act, the Fair Credit Reporting Act and applicable state collection laws when conducting its collection activities related to its unsecured small dollar loans, depending on the product or service.

The Financial Crimes Enforcement Network (“FinCEN”) exercises regulatory functions primarily under the Currency and Financial Transactions Reporting Act of 1970, as amended by Title III of the USA PATRIOT Act of 2001 and other legislation, which legislative framework is commonly referred to as the “Bank Secrecy Act” (the “BSA”). The BSA is a comprehensive U.S. federal anti-money laundering (“AML”) and counter-terrorism financing statute. The BSA authorizes the Secretary of the Treasury to issue regulations requiring banks and other financial institutions to take a number of precautions against financial crimes, including the establishment of AML programs and the filing of certain reports. The Secretary of the Treasury has delegated to the Director of FinCEN the authority to implement, administer, and enforce compliance with the BSA and associated regulations, which among other things, regulates the reporting of transactions involving currency in an amount greater than $10,000 and the purchase of monetary instruments for cash in amounts from $3,000 to $10,000. As of January 1, 2018, the Company ceased offering fee-based check cashing services in its non-franchise stores and is no longer considered a money services business as defined under federal law. Generally, however, and depending on the service or product, financial institutions, including the Company, must report certain transactions involving currency in an amount greater than $10,000 during a specific period, or transactions deemed suspicious in nature.

The Gramm-Leach-Bliley Act requires the Company to generally protect the confidentiality of its customers’ non-public personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers’ non-public personal information with third parties. Such disclosure must be made to customers at the time the customer relationship is established, at least annually thereafter, and if there is a change in the Company’s privacy policy. In addition, the Company is subject to strict document retention and destruction policies.

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

The Fair and Accurate Credit Transactions Act (“FACTA”) requires the Company to adopt written guidance and procedures for detecting, mitigating, preventing and responding appropriately to identity theft and to adopt various employee policies and procedures, and provide employee training and materials that address the importance of protecting non-public personal information, specifically, personal identifiable information, and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate.

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

Each pawn store location that handles pawned firearms or buys and sells firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with releasing, selling or otherwise disposing of firearms. In addition, the Company must also comply with various state law provisions and the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to obtain a Federal Firearm License (“FFL”) and maintain a permanent written record of all receipts and dispositions of firearms. As of December 31, 2019, the Company had 737 locations in the U.S. with an active FFL.

U.S. State and Local Regulations

The Company operates pawn stores in 24 U.S. states and the District of Columbia, all of which have licensing and/or fee regulations on pawnshop operations and employees, and are subject to regular state level regulatory audits. In general, state statutes and regulations establish licensing requirements for pawnbrokers and may regulate various aspects of pawn transactions, including the purchase and sale of merchandise, service charges, interest rates, the content and form of the pawn transaction agreement and the length of time a pawnbroker must hold a purchased item or forfeited pawn before it is made available for sale. Additionally, these statutes and regulations in various jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. The Company’s fee structures are at or below the applicable rate ceilings adopted by each of these states. The Company offers its pawn and retail customers an interest free layaway plan which complies with applicable state laws. In addition, the Company is in compliance with the net asset requirements in states where it is required to maintain certain levels of liquid assets for each pawn store it operates in the applicable state. Failure to observe a state’s legal requirements for pawn brokering could result, among other things, in loss of pawn licenses, fines, refunds, and other civil or criminal proceedings.

Many of the Company’s pawn locations are also subject to local ordinances that require, among other things, local permits, licenses, record keeping requirements and procedures, reporting of daily transactions, and adherence to local law enforcement “do-not-buy-lists” by checking law enforcement created databases. Specifically, under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with reports of all daily transactions involving pawns and over-the-counter merchandise purchased directly from customers. These daily transaction reports are designed to provide local law enforcement officials with a detailed description of the merchandise involved, including serial numbers, if any, or other specific identifying information, including the name and address of the customer obtained from a valid identification card and photographs of the customers and/or merchandise in certain jurisdictions. Goods held to secure pawns or goods directly purchased may be subject to mandatory holding periods before they can be resold by the Company. If pawned or purchased merchandise is determined to belong to an owner other than the borrower or seller, it may be subject to confiscation by police for recovery by the rightful owners. Historically, the Company has not found the volume of the confiscations or claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners but historically has benefited from civil and criminal restitution efforts.

The Company operates its consumer loan business in three states which are regulated under a variety of enabling state statutes and subject to various local rules, regulations and ordinances. The scope of these regulations, including the fees and terms of the Company’s consumer loan products and services, varies by state, county and city. These laws generally define the services that the Company can provide to consumers and require the Company to provide a contract to the customer outlining the Company’s services and the cost of those services to the customer. In 2019, the Company’s consumer loan and credit services fee revenue represented approximately 1% of the Company’s overall revenues and the Company expects such revenue to account for approximately one quarter of one percent, or 0.25%, of the Company’s overall revenues for the year ending December 31, 2020.

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

It is expected that additional legislation and/or regulations relating to pawn transactions, credit services and consumer loan products will be proposed in several state legislatures and/or city councils where the Company has pawn, unsecured consumer loan products and credit services operations. Though the Company cannot accurately predict the scope, extent and nature of future regulations, it is likely that such legislation may address the maximum allowable interest rates on loans, significantly restrict the ability of customers to obtain such loans by limiting the maximum number of consecutive loan transactions that may be provided to a customer, and/or limiting the total loans a customer may have outstanding at any point in time. Any or all of these changes could make offering these products less profitable and could restrict or even eliminate the availability of consumer loan, pawn transactions and credit services products in some or all of the states or localities in which the Company offers such products.

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

Mexico’s anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources (“Anti-Money Laundering Law”), requires monthly reporting of certain transactions (or series of transactions) exceeding certain monetary limits, imposes strict maintenance of customer identification records and controls, and requires reporting of all foreign (non-Mexican) customer transactions. This law affects all industries in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means though bilateral cooperation between Mexico’s Ministry of Finance and Public Credit (“Hacienda”), and all of Mexico’s various states’ attorneys general offices (“PGR”). This law restricts the use of cash in certain transactions associated with high-value assets and limits, to the extent possible, money laundering activities protected by the anonymity that cash transactions provide. The law empowers Hacienda to oversee and enforce these regulations and to follow up on the information received from other agencies in Mexico and abroad. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting by the Company to Hacienda and the PGR on “vulnerable activities,” which encompass the sale of jewelry, precious metals and watches exceeding certain thresholds. There are significant fines and sanctions for failure to comply with the Anti-Money Laundering Law.

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

On May 1, 2019, Mexico’s Federal Official Gazette published a decree setting forth major amendments to Mexico’s Federal Labor Law (“FLL”). The labor reform in Mexico is derived from the requirements to be in compliance with Annex 23-A of the United

States-Mexico-Canada Agreement (“USMCA”) labor chapter. The FLL establishes new guidelines involving unions and the labor force, which includes, among other things, a new structure to manage union life, labor agreements and labor disputes by replacing the existing federal and local conciliation and arbitration boards and federal certification of formal unions and labor agreements.
Mexico State and Local Regulations

Certain state and local governmental entities in Mexico also regulate pawn and retail businesses through state laws and local zoning and permitting ordinances. For example, in certain states where the Company has significant or concentrated operations, states have enacted legislation or implemented regulations which require items such as special state operating permits for pawn stores, certification of pawn employees trained in valuation of merchandise, strict customer identification controls, collateral ownership certifications and/or detailed and specified transactional reporting of customers and operations. Certain other states have proposed similar legislation but have not yet enacted such legislation. Additionally, certain municipalities in Mexico have attempted to curtail the operation of new and existing pawn stores through additional local business licensing, permitting, reporting requirements and the enactment of transaction taxes on certain pawn transactions. State and local agencies, including local and state police officials, often have unlimited and discretionary authority to suspend store operations pending an investigation of suspicious pawn transactions or resolution of actual or alleged regulatory, licensing and permitting issues.

Other Latin American Federal and Local Regulations

Similar to Mexico, certain federal, department and local governmental entities in Guatemala, El Salvador and Colombia also regulate the pawn industry and retail and commercial businesses. Certain federal laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects the Company to other types of regulations including, but not limited to, regulations related to commercialization of merchandise, financial reporting, privacy and data protection, tax compliance, customs, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, marketing, advertising and other general business activities. Like Mexico, department agencies, including local and state police officials have unlimited and discretionary authority in their application of their rules and requirements.

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

Employees

The Company employs approximately 8,000 employees in the U.S. as of December 31, 2019, including approximately 500 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s U.S. employees are covered by collective bargaining agreements.

The Company employs approximately 13,000 employees in Latin America as of December 31, 2019, including approximately 800 persons employed in executive, supervisory, administrative and accounting functions. The Company’s Mexico employees may become covered by labor agreements as required under the FLL. None of the Company’s other Latin American employees are covered by collective bargaining agreements.
The Company considers its employee relations to be satisfactory.

Insurance

The Company maintains aggregate property all-risk coverage and liability insurance for its locations in amounts management believes to be adequate. The Company maintains workers’ compensation or employer’s indemnification insurance in U.S. states in which the Company operates.

FirstCash Website

The Company’s primary website is www.firstcash.com. The Company makes available, free of charge, at its corporate website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Operational, Strategic and General Business Risks

Increased competition from banks, credit unions, internet-based lenders, other short-term consumer lenders, governmental entities and other organizations offering similar financial services and retail products offered by the Company, could adversely affect the Company’s results of operations.

The Company’s principal competitors are other pawnshops, consumer loan companies, internet-based lenders, consumer finance companies, rent-to-own stores, retail finance programs, payroll lenders, banks, credit unions and other financial institutions that serve the Company’s primarily cost conscious and underbanked customer base. Many other financial institutions, governmental entities or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of consumer loans or pawn transactions that the Company writes, resulting in lower levels of revenue and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers, online classified advertising sites and online auction sites and many consumers view these competitors as a more secure option to acquiring similar products to what the Company sells.

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

Although the Company actively manages its products and service offerings to ensure that such offerings meet the needs and preferences of its customer base, the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to control, anticipate or respond to in a timely manner, such as the availability and pricing of competing products or technology, changes in customers’ financial conditions as a result of changes in unemployment levels, fuel prices, interest rates, government sponsored social welfare or benefit programs, other economic conditions or other events, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or regular access to, its products, the Company’s revenue could decrease significantly. Even if the Company makes adaptations, its customers may resist or may reject products or services whose adaptations make them less attractive or less available. In any event, the effect of any product or service change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan products and services it offers due to regulatory developments. Demand may also fluctuate by geographic region. The current geographic concentration of the Company’s stores creates exposure to local economies and politics, and regional downturns (see “Item 1. Business—Locations and Operations” for store concentration by state). As a result, the Company’s business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and the Company is vulnerable to economic downturns or changing political landscapes in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

The Company depends on its senior management and may not be able to retain those employees or recruit additional qualified personnel.

The Company depends on its senior management to execute its business strategy and oversee its operations. A significant increase in the costs to retain any members of the Company’s senior management could adversely affect the Company’s business and operations. Furthermore, the loss of services of any of the members of the Company’s senior management could adversely affect the Company’s business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot ensure that it would be able to identify or employ such qualified personnel on acceptable terms.

The Company depends on hiring an adequate number of hourly employees to run its business and is subject to regulations concerning these and its other employees, including wage and hour regulations.

The Company’s workforce is comprised primarily of employees who work on an hourly basis. To grow its operations and meet the needs and expectations of its customers, the Company must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs and impair the overall customer service and efficiencies at the Company’s stores. In certain areas where the Company operates, there is significant competition for employees, including from retailers and the restaurant industries. The lack of availability of an adequate number of hourly employees, or the Company’s inability to attract and retain them, or an increase in wages and benefits to current employees could adversely affect its business, results of operations, cash flows and financial condition. The Company is subject to applicable rules and regulations relating to its relationship with its employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions, immigration status and, in Mexico, future labor agreements and union relations under the FLL. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs, fines and, in Mexico, costs associated with labor agreements and unions, would increase the Company’s labor costs, which could have a material adverse effect on its business, prospects, results of operations and financial condition.

The Company’s organic growth is subject to external factors and other circumstances over which it has limited control or that are beyond its control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening of new store locations.

The success of the Company’s organic expansion strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions and landscape, political or community acceptance, suitable lease terms, its ability to attract, train and retain qualified associates and management personnel, the ability to obtain required government permits and licenses and the ability to identify attractive acquisition targets and complete such acquisitions. Some of these factors are beyond the Company’s control. The failure to execute the Company’s organic expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

The inability to successfully identify attractive acquisition targets, realize administrative and operational synergies and integrate completed acquisitions could adversely affect results.

The Company has historically grown, in large part, through strategic acquisitions, and the Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as competition rules, the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic and regulatory factors. It is possible that the integration process could result in unrealized administrative and operational synergies, the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third-parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Furthermore, future acquisitions may be in jurisdictions in which the Company does not currently operate, which could make the successful consummation and integration of any such acquisitions more difficult. Attractive acquisition targets may also become increasingly scarce in future periods or in jurisdictions the Company would like to expand its operations in. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition, and failure to successfully identify attractive acquisition targets and complete such acquisitions on favorable terms could have an adverse effect on the Company’s growth. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment.

The Company’s future success is largely dependent upon the ability of its management team to successfully execute its business strategy.

The Company’s future success, including its ability to achieve its growth and profitability goals, is dependent on the ability of its management team to execute on its long-term business strategy, which requires them to, among other things: (1) successfully open new pawn stores, (2) identify attractive acquisition opportunities, close on such acquisitions on favorable terms and successfully integrate acquired businesses, (3) encourage and improve customer traffic at its pawn stores, (4) improve the customer experience at its pawn stores, (5) enhance productivity of its pawn stores, including through investments in technology, (6) control expenses in line with their current projections, (7) maintain and enhance the Company’s reputation, and (8) effectively maintain its compliance programs and respond to regulatory developments and changes that impact its business. Failure of management to execute its business strategy could negatively impact the Company’s business, growth prospects, financial condition or results of operations. Further, if the Company’s growth is not effectively managed, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement its business strategy and successfully conduct its operations.

The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems, and reliance on other companies to provide key components of its business systems.

The Company’s business depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating, managing and securing its retail locations, technical support centers, call centers, security monitoring, treasury and accounting functions and other administrative support functions. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s proprietary point-of-sale and loan management system. A shut-down of or inability to access the facilities in which the Company’s storefront point-of-sale and loan management system and other technology infrastructure are based, such as due to a power outage, a cyber-security breach or attack, a breakdown or failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collection activities, or perform other necessary business functions.

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

An important component of the Company’s business involves the receipt and storage of information about its customers and employees and maintaining internal business data. As a large employer and operator of retail stores and provider of pawn loans and other consumer financing produces, the Company is under threat of loss due to the velocity and sophistication of security breaches and cyber attacks. These security incidents and cyber attacks may be in the form of computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes or unforeseen events or other cyber-attacks. A security breach of the Company’s computer systems, or those of the Company’s third-party service providers, including as a result of cyber attacks, could cause loss of Company assets, interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that results in the unauthorized access to or use of personal information or the unauthorized access to or use of confidential employee, customer, supplier or Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence of the Company’s customers, vendors and others, which could harm its business and operations. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur substantial costs, including costs to investigate, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks.

The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are difficult to detect for long periods of time. Accordingly, the Company and its third-party service providers may be unable to anticipate and prevent all data security incidents. If the Company or its vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, the Company could be exposed to litigation, fines or other costs, its operations could be disrupted, and employees and customers could lose confidence in the ability to protect their information, which could cause them to stop doing business with the Company.

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

In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s customers and its business and could result in a loss of customers, suppliers, Company assets or revenue.

Lastly, the regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, and compliance with those requirements could result in additional costs. These costs associated with information security, such as increased investment in technology or investigative expenses, the costs of compliance with privacy laws, and fines, penalties and costs incurred to prevent or remediate information security or cyber breaches, could be substantial and adversely impact the Company’s business. Even if the Company is fully compliant with legal standards and contractual or other requirements, it still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information technology systems continues to increase. Breaches, thefts, losses or fraudulent uses of customer, employee or Company business data could cause employees and customers to lose confidence in the security of its systems including the point-of-sale system and other information technology systems and choose not to do business with the Company. Such security breaches also could expose the Company to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect the business.

Because the Company maintains a significant supply of cash, loan collateral and inventories in its stores and certain processing centers, the Company may be subject to employee and third-party robberies, riots, looting, burglaries and thefts. The Company also may be subject to liability as a result of crimes at its stores.

The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories, including gold and other precious metals, in most of its stores and certain corporate locations. As a result, the Company is subject to the risk of riots, looting, robberies, burglaries and thefts. Although the Company has implemented various programs in an effort to reduce these risks and utilizes various security measures at its facilities, there can be no assurance that riots, looting, robberies, burglaries and thefts will not occur. The extent of the Company’s cash, loan collateral and inventory losses or shortages could increase as it expands the nature and scope of its products and services. Riots, looting, robberies, burglaries and thefts could lead to losses and shortages and could adversely affect the Company’s business, prospects, results of operations and financial condition. It is also possible that violent crimes such as riots, assaults and armed robberies may be committed at the Company’s stores. The Company could experience liability or adverse publicity arising from such crimes. For example, the Company may be liable if an employee, customer, guard or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company maintains a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that the Company obtains vary from time to time, depending on availability, cost and management’s decisions with respect to risk retention. The Company’s insurance policies are subject to deductibles and exclusions that result in the Company’s retention of a level of risk on a self-insurance basis. Losses resulting from employee and third-party robberies, riots, looting, burglaries and thefts not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

If the Company is unable to protect its intellectual property rights, its ability to compete could be negatively impacted.

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights, including its proprietary, internally developed point-of-sale and loan management system that is in use in all of its stores. The Company uses the trademarks “FirstCash,” “First Cash,” “First Cash Pawn,” “Cash America,” “Cashland,” “First Cash Empeño y Joyeria,” “Cash Ya,” “Cash & Go,” “CA,” “Presta Max,” “Realice Empeños,” “Empeños Mexicanos” and “Prendamex” along with numerous other trade names as described herein. The Company relies on a combination of trademarks, trade dress, trade secrets, proprietary software, website domain names and other rights, including confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks and proprietary point-of-sale and loan management system against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

The Company’s lending and retail businesses are somewhat seasonal, which causes the Company’s revenues and operating cash flows to fluctuate and may adversely affect the Company’s ability to service its debt obligations.

The Company’s U.S. pawn and consumer lending business typically experiences reduced demand in the first and second quarters as a result of its customers’ receipt of federal tax refund checks typically in February of each year. Demand for the Company’s U.S. lending services is generally greatest during the third and fourth quarters. Also, retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year due to the typical repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S. This seasonality requires the Company to manage its cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition during these periods. If the Company’s revenues were to fall substantially below what it would normally expect during certain periods, the Company’s annual financial results and its ability to service its debt obligations could be adversely affected.

The failure or inability of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s lending, pawn retail, scrap jewelry and cash management operations are dependent upon the Company’s ability to maintain retail banking and borrowing relationships with commercial banks. Actions by federal regulators in the U.S. and other Latin American countries where the Company operates have caused many commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other companies in the Company’s industry. The Company also relies significantly on outside vendors to provide services such as financial transaction processing (including foreign exchange), utilities, store security, armored transport, precious metal smelting, data and voice networks and other information technology products and services. The failure or inability of any of these third-party financial institutions or vendors to provide such services could limit the Company’s ability to grow its business and could increase the Company’s costs of doing business, which could adversely affect the Company’s operations if the Company is unable to timely replace them with comparable service providers at a comparable cost.

Regulatory, Legislative and Legal Risks

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America. If changes in regulations affecting the Company’s pawn business create increased restrictions, or have the effect of prohibiting pawn loans in the jurisdictions where the Company currently operates, such regulations could materially impair or reduce the Company’s pawn business and limit its expansion into new markets.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America. The Company faces the risk that restrictions or limitations on pawn loans resulting from the enactment, change, or interpretation of laws and regulations in the U.S. or Latin America could have a negative effect on the Company’s business activities. In addition, certain consumer advocacy groups, federal, state and local legislators and governmental agencies have also asserted that rules, laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn transactions and buy/sell agreements to consumers. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation or local ordinances, and there can be no assurance that additional legislative, administrative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain products and services.

In Latin America, restrictions and regulations affecting pawn transactions and buy/sell agreements, including licensing requirements for pawn stores and their employees, customer identification requirements, suspicious activity reporting, disclosure requirements and limits on interest rates, loan service fees, or other fees have been and continue to be proposed from time to time. Adoption of such federal, state or local regulation or legislation in the U.S. and Latin America could restrict, or even eliminate, the availability of pawn transactions and buy/sell agreements at some or all of the Company’s locations, which would adversely affect the Company’s operations and financial condition.

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

In addition to having the authority to assess monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, including through confidential memorandums of understanding and consent orders, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative or equitable relief). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy alleged violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that the Company has violated any of the applicable laws or regulations or any consent orders or confidential memorandums of understanding against or with the Company, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results.

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

Governments, including agencies, at the national, state and local levels, may seek to enforce or impose new laws, regulatory restrictions, licensing requirements or taxes that affect the Company’s products or services it offers, the terms on which it may offer them, and the disclosure, compliance and reporting obligations it must fulfill in connection with its business. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, impose significant additional compliance costs, and could have a material adverse effect on the Company’s financial condition and results of operations. In some cases, these measures could even directly prohibit some or all of the Company’s current business activities in certain jurisdictions, or render them unprofitable and/or impractical to continue.

Media reports, statements made by regulators and elected officials and public perception in general of pawnshops as being predatory or abusive could materially adversely affect the Company’s pawn business. In recent years, consumer advocacy groups and some media reports, in both the U.S. and Latin America, have advocated governmental action to prohibit or place severe restrictions on pawn services.

Reports and statements made by consumer advocacy groups, members of the media, regulators and elected officials often focus on the annual or monthly cost to a consumer of pawn transactions, which are generally higher than the interest typically charged by banks to consumers with better credit histories. These reports and statements typically characterize pawn loans as predatory or abusive or focus on alleged instances of pawn operators purchasing or accepting stolen property as pawn collateral. If the negative characterization of pawnshops becomes increasingly accepted by consumers, demand for pawn loans could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of transactions becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, any negative public perception of pawnshops generally would likely have a material negative impact on the Company’s retail operations, including reducing the number of consumers willing to shop at the Company’s stores.

Judicial or administrative decisions, CFPB rule-making, amendments to the Federal Arbitration Act (the “FAA”) or new legislation could render the arbitration agreements the Company uses illegal or unenforceable.

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

In light of conflicting court decisions and potential future CFPB rulemaking, including enactment of the proposed Credit Act, it is possible that the Company’s arbitration agreements will be rendered unenforceable. Additionally, Congress has considered legislation that would generally limit or prohibit mandatory dispute arbitration in certain consumer contracts, and it has adopted such prohibitions with respect to certain mortgage loans and certain consumer loans to active-duty members of the military and their dependents.

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

The Company or its subsidiaries has been or may be involved in future lawsuits, regulatory or administrative proceedings, examinations, investigations, consent orders, memorandums of understanding, audits, other actions arising in the ordinary course of business, including those related to consumer finance and protection, federal or state wage and hour laws, product liability, unclaimed property, employment, personal injury and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits or regulatory actions related to consumer finance and protection, employment, marketing, unclaimed property, competition matters, and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending and other laws. The consequences of defending proceedings or an adverse ruling in any current or future litigation, judicial or administrative proceeding, including consent orders or memorandums of understanding, could cause the Company to incur substantial legal fees, to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states or countries. Defense or filing of any lawsuit or administrative proceeding, even if successful, could require substantial time, resources, and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

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

Many of the Company’s U.S. stores sell firearms, ammunition and certain related accessories, which may be associated with an increased risk of injury and related lawsuits. The Company may incur losses due to lawsuits relating to its performance of background checks on firearms purchases as mandated by state and federal law, the selling of firearms or the improper use of firearms sold by the Company, including lawsuits by individuals, municipalities or other organizations attempting to recover damages or costs from firearms retailers relating to the misuse of firearms. Commencement of such lawsuits against the Company could have a material adverse effect on its business, prospects, results of operations and financial condition.

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

Most states and many local jurisdictions both in the U.S. and in Latin America in which the Company operates require registration and licenses of stores and employees to conduct the Company’s business. These states or their respective regulatory bodies have established criteria the Company must meet in order to obtain, maintain, and renew those licenses. For example, many of the states in which the Company operates require it to meet or exceed certain operational, advertising, disclosure, collection, and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, the Company is subject to audits in these states to ensure it is meeting the applicable requirements to maintain these licenses. Failure to meet these requirements could result in substantial fines and penalties and/or store closures, which could include temporary suspension of operations, the revocation of existing licenses or the denial of new and renewal licensing requests. The Company cannot guarantee future license applications or renewals will be granted. If the Company were to lose any of its licenses to conduct its business, it could result in the temporary or permanent closure of stores, which could adversely affect the Company’s business, results of operations and cash flows.

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

As of December 31, 2019, the Company had 1,623 store locations in Latin America, including 1,548 in Mexico, 54 in Guatemala, 13 in El Salvador and eight in Colombia and the Company plans to open additional stores in Latin America in the future. Doing business in each of these countries, and in Latin America generally, involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety and security, anti-money laundering regulations, interest rate regulation and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, Guatemala, El Salvador or Colombia that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

Changes impacting U.S. international trade and corporate tax provisions may have an adverse effect on the Company’s financial condition and results of operations.

Because international operations increase the complexity of an organization, the Company may face additional administrative costs in managing its business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. As the Company derives significant revenue, earnings and cash flow from operations in Latin America, primarily in Mexico, there are some inherent risks regarding the overall stability of the trading relationship between Mexico and the U.S. and the burdens imposed thereon by any changes to (or the adoption of new) regulations, tariffs or other federal or state legislation. Specifically, the Company has significant exposure to fluctuations and devaluations of the Mexican peso and the health of the Mexican economy, which, in each case, may be negatively impacted by changes in U.S. trade treaties, including the proposed USMCA and corporate tax policy. In some cases, there have been negative reactions to the enacted and/or proposed policies as expressed in the media and by politicians in Mexico, which could potentially negatively impact U.S. companies operating in Mexico. In particular, there is uncertainty around the new presidential administration in Mexico and how the policies of this new administration, including support of social welfare programs, may impact U.S. companies doing business in Mexico generally and pawn and consumer finance companies in particular. While the Company engages in limited cross-border transactions other than those involving scrap jewelry sales, any such changes in regulations, trade treaties, corporate tax policy, import taxes or adverse court or administrative interpretations of the foregoing could adversely and significantly affect the Mexican economy and ultimately the Mexican peso, which could adversely and significantly affect the Company’s financial position and results of the Company’s Latin America operations.

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

The occurrence of weather events and natural disasters such as rain, cold weather, snow, wind, storms, hurricanes, earthquakes, volcanic eruptions, or health epidemics in the Company’s markets could adversely affect consumer traffic, retail sales and loan origination or collection activities at the Company’s stores and have a material adverse effect on the Company’s results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by commodity market fluctuations. As of December 31, 2019, approximately 57% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 47% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. A significant and sustained decline in gold and/or other precious metal and diamond prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

As of December 31, 2019, including the Company's 5.375% senior unsecured notes issued in May 2017 (“Notes”) and the Company’s unsecured credit facility, the Company had outstanding principal indebtedness of $635.0 million and availability of $161.7 million under its unsecured credit facility. The Company's level of indebtedness could:

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

At December 31, 2019, the Company had $948.6 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Unexpected changes in both domestic and foreign tax policies could negatively impact the Company’s operating results.

The Company’s financial results may be negatively impacted by changes in domestic or foreign tax policies, including, but not limited to, an increase in statutory tax rates, changes in allowable expense deductions, or the imposition of new withholding requirements on repatriation of foreign earnings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, the Company owned the real estate and buildings for 157 of its pawn stores and owned two other parcels of real estate, including the Company’s corporate headquarters building in Fort Worth, Texas. While the Company generally leases its pawnshop locations, the Company also purchases real estate for its pawnshop locations as opportunities arise at attractive prices, whether through store acquisitions or through purchases from its landlords at existing stores. As of December 31, 2019, the Company leased 2,589 store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging between 2020 and 2045. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $25,000 per month as of December 31, 2019. For more information about the Company’s pawn store locations, see “Item 1. Business—Locations and Operations.”

The following table details material corporate locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative offices	Monterrey, Mexico	15,000	December 31, 2024	$15
Administrative offices	Mexico City, Mexico	8,000	March 31, 2024	15
Administrative operations	Cincinnati, Ohio	10,000	Month-to-month	10
Administrative operations	Fort Worth, Texas	24,000	July 31, 2021	10
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

On January 28, 2020, there were approximately 270 stockholders of record of the Company’s common stock.

In October 2019, the Company’s Board of Directors approved an increase in the annual dividend of 8% from $1.00 per share to $1.08 per share, or $0.27 per share quarterly, beginning in the fourth quarter of 2019. The declared $0.27 per share first quarter cash dividend on common shares outstanding, or an aggregate of $11.4 million based on the December 31, 2019 share count, will be paid on February 28, 2020 to stockholders of record as of February 14, 2020. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

Issuer Purchases of Equity Securities

During 2019, the Company repurchased a total of 1,305,000 shares of common stock at an aggregate cost of $114.0 million and an average cost per share of $87.37, and during 2018, repurchased 3,343,000 shares of common stock at an aggregate cost of $274.5 million and an average cost per share of $82.12.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended December 31, 2019 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
October 1 through October 31, 2019	292,000	$89.29	292,000	$49,818
November 1 through November 30, 2019	194,000	80.10	194,000	34,267
December 1 through December 31, 2019	68,000	80.45	68,000	28,797
Total	554,000	84.98	554,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	April 23, 2019	$100,000	496,000	$42,760	$—
October 24, 2018	Currently active	100,000	809,000	71,203	28,797
Total			1,305,000	$113,963	$28,797

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2014 through December 31, 2019, with the cumulative total return on the Standard & Poor’s (“S&P”) MidCap 400 Index and the Russell 2000 Index, representing broad-based equity market indexes, and the S&P MidCap 400 Financials Index and the S&P MidCap 400 Consumer Discretionary Index, representing industry-based indexes, over the same period (assuming the investment of $100 on December 31, 2014 and assuming the reinvestment of all dividends on the date paid). The Company has previously included a peer group index, however believes the comparison to the above mentioned industry-based indexes is a more applicable comparison. As a result, the performance graph below does not include a peer group index. Note that historic performance is not necessarily indicative of future performance.

Item 6. Selected Financial Data

The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The information below is derived from and qualified by reference to the Company’s audited financial statements for each of the five years ended December 31, 2019.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts and location counts)
Income Statement Data (1):
Revenue:
Retail merchandise sales	$1,175,561	$1,091,614	$1,051,099	$669,131	$449,296
Pawn loan fees	564,824	525,146	510,905	312,757	195,448
Wholesale scrap jewelry sales	103,876	107,821	140,842	62,638	32,055
Consumer loan and credit services fees	20,178	56,277	76,976	43,851	27,803
Total revenue	1,864,439	1,780,858	1,779,822	1,088,377	704,602

Cost of revenue:
Cost of retail merchandise sold	745,861	696,666	679,703	418,556	278,631
Cost of wholesale scrap jewelry sold	96,072	99,964	132,794	53,025	27,628
Consumer loan and credit services loss provision	4,159	17,461	19,819	11,993	7,159
Total cost of revenue	846,092	814,091	832,316	483,574	313,418

Net revenue	1,018,347	966,767	947,506	604,803	391,184

Expenses and other income:
Store operating expenses	595,539	563,321	552,191	327,062	207,731
Administrative expenses	122,334	120,042	122,473	96,537	51,883
Depreciation and amortization	41,904	42,961	55,233	31,865	17,939
Interest expense, net	32,980	26,729	22,438	19,569	15,321
Merger and other acquisition expenses	1,766	7,643	9,062	36,670	2,875
(Gain) loss on foreign exchange	(787)	762	(317)	952	(159)
Loss on extinguishment of debt	—	—	14,114	—	—
Net gain on sale of common stock of Enova	—	—	—	(1,299)	—
Goodwill impairment - U.S. consumer loan operations	—	—	—	—	7,913
Total expenses and other income	793,736	761,458	775,194	511,356	303,503

Income before income taxes	224,611	205,309	172,312	93,447	87,681

Provision for income taxes	59,993	52,103	28,420	33,320	26,971

Net income	$164,618	$153,206	$143,892	$60,127	$60,710

Dividends declared per common share	$1.02	$0.91	$0.77	$0.565	$—

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data (Continued) (1):
Earnings per share:
Basic	3.83	3.42	3.01	1.72	2.16
Diluted	3.81	3.41	3.00	1.72	2.14

Balance Sheet Data:
Inventories	$265,256	$275,130	$276,771	$330,683	$93,458
Pawn loans	369,527	362,941	344,748	350,506	117,601
Net working capital	538,087	656,847	721,626	748,507	279,259
Total assets	2,439,440	2,107,974	2,062,784	2,145,203	752,895
Long-term liabilities	886,503	656,825	466,880	551,589	275,338
Total liabilities	1,089,405	789,870	587,451	695,217	321,513
Stockholders’ equity	1,350,035	1,318,104	1,475,333	1,449,986	431,382

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$231,596	$243,429	$220,357	$96,854	$92,749
Investing activities	(137,053)	(159,247)	1,397	(25,967)	(71,676)
Financing activities	(120,806)	(127,061)	(197,506)	(58,713)	9,127

Location Counts:
Pawn stores	2,673	2,456	2,039	2,012	1,005
Consumer loan stores	6	17	72	73	70
	2,679	2,473	2,111	2,085	1,075

(1)
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share” for additional information about certain 2019, 2018 and 2017 income and expense items that affected the Company’s consolidated net income and diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading operator of retail-based pawn stores with over 2,600 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, a small number of the Company’s pawn stores offer credit services products or unsecured consumer loans. The Company’s strategy is to grow revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for approximately 99% and 97% of the Company’s consolidated revenue during 2019 and 2018, respectively.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all pawn and unsecured consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia. Financial information regarding the Company’s revenue and long-lived assets by geographic areas is provided in Note 16 of Notes to Consolidated Financial Statements contained herein.

The Company recognizes pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any extension or grace period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued pawn fee revenue. The Company records merchandise sales revenue at the time of the sale and presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Some jewelry is processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

The Company operates six stand-alone consumer finance stores in the U.S., which provide credit services. In addition, 41 of the Company’s pawn stores also offer credit services or unsecured consumer loans as an ancillary product. These products have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. Unsecured consumer loan and credit services revenue accounted for 1% and 3% of consolidated revenue for 2019 and 2018, respectively.

The Company recognizes service fee income on unsecured consumer loan transactions on a constant-yield basis over the life of the loan and recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lender. Changes in the valuation reserve on unsecured consumer loans and credit services transactions are charged or credited to the consumer loan credit loss provision.

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

The Company’s management reviews and analyzes certain operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The scrap jewelry generated in Latin America is sold and settled in U.S. dollars, and therefore, wholesale scrap jewelry sales revenue is not affected by foreign currency translation. A small percentage of the operating and administrative expenses in Latin America are also billed and paid in U.S. dollars, which are not affected by foreign currency translation.

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	2019		2018		2017
	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.8	5%	19.7	—%	19.7
Twelve months ended	19.3	(1)%	19.2	(2)%	18.9

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	—%	7.7	(5)%	7.3
Twelve months ended	7.7	(3)%	7.5	(1)%	7.4

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,277	(1)%	3,250	(9)%	2,984
Twelve months ended	3,280	(11)%	2,956	—%	2,951

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

The following table details income statement items as a percent of total revenue and other operating metrics:

	Year Ended December 31,
	2019	2018	2017
Revenue:
Retail merchandise sales	63.0%	61.3%	59.1%
Pawn loan fees	30.3	29.5	28.7
Wholesale scrap jewelry sales	5.6	6.0	7.9
Consumer loan and credit services fees	1.1	3.2	4.3

Cost of revenue:
Cost of retail merchandise sold	40.0	39.1	38.2
Cost of wholesale scrap jewelry sold	5.2	5.6	7.5
Consumer loan and credit services loss provision	0.2	1.0	1.1

Net revenue	54.6	54.3	53.2

Expenses and other income:
Store operating expenses	31.9	31.6	31.0
Administrative expenses	6.6	6.8	6.9
Depreciation and amortization	2.2	2.4	3.1
Interest expense, net	1.8	1.5	1.2
Merger and other acquisition expenses	0.1	0.4	0.5
(Gain) loss on foreign exchange	—	0.1	—
Loss on extinguishment of debt	—	—	0.8

Income before income taxes	12.0	11.5	9.7
Provision for income taxes	3.2	2.9	1.6
Net income	8.8	8.6	8.1

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

Customer loans and revenue recognition - Receivables on the balance sheet consist of pawn loans and unsecured consumer loans. Pawn loans are collateralized by pledged tangible personal property, which the Company holds during the term of the loan plus a stated grace period. In certain markets, the Company also provides pawn loans collateralized by automobiles, which remain in the Company’s possession or in limited cases, remain in the possession of the customer. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. The typical pawn loan term is generally 30 days plus an additional grace period of 14 to 90 days, depending on geographical markets and local regulations. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If the pawn is not repaid upon expiration of the grace period, the principal amount loaned becomes the inventory carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company typically acquires pawn merchandise inventory through forfeited pawn loans and through purchases of used goods directly from the general public. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Some jewelry is processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

The Company recognizes service fee income on unsecured consumer loan transactions on a constant-yield basis over the life of the loan. Unsecured consumer loans have terms that typically range from 7 to 45 days. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lender. The extensions of credit made by the Independent Lender to credit services customers typically have terms of 7 to 180 days.

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required, as the fair value of the pledged collateral is significantly in excess of the pawn loan amount. The Company maintains an allowance for credit losses on unsecured consumer loans on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its unsecured consumer loans. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an Independent Lender and issues the Independent Lender a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the estimated fair value of the obligation undertaken by issuing the guarantee, which is included in accrued liabilities. The estimated fair value of the liability is periodically reviewed by management with any changes reflected in current operations.

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

Foreign currency transactions - The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala and Colombia are accumulated in (gain) loss on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments, as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Results of Operations

2019 Consolidated Operating Results Highlights

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA for the year ended December 31, 2019 as compared to the year ended December 31, 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	As Reported (GAAP)		Adjusted (Non-GAAP)
	2019	2018	2019	2018
Revenue	$1,864,439	$1,780,858	$1,864,439	$1,780,858
Net income	$164,618	$153,206	$167,900	$158,290
Diluted earnings per share	$3.81	$3.41	$3.89	$3.53
EBITDA (non-GAAP measure)	$299,495	$274,999	$303,782	$284,156
Weighted-average diluted shares	43,208	44,884	43,208	44,884

See “Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share and —Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA” below.

The following are the results from 2019 the Company believes are key indicators of its operating performance when compared to 2018. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

•	Consolidated revenue increased 5% and totaled $1.9 billion.

•	Revenue from core pawn operations, which includes retail merchandise sales and pawn fees, increased $123.6 million, or 8%.

•	Net revenue (gross profit) increased $51.6 million with a 30 basis point increase in the gross margin to 55% of revenues.

•	Pre-tax profit margin increased 50 basis points to 12.0% and adjusted pre-tax profit margin, which is calculated using a non-GAAP financial measure, increased 30 basis points to 12.3%.

•	Net income increased $11.4 million, or 7%, and adjusted net income, a non-GAAP financial measure, increased $9.6 million, or 6%.

•	Diluted earnings per share increased 12% to $3.81 and adjusted diluted earnings per share, a non-GAAP financial measure, increased 10% to $3.89.

•	Adjusted EBITDA, a non-GAAP financial measure, increased 7% and totaled $303.8 million.

•	The Company repurchased 1,305,000 shares of its outstanding common shares for $114.0 million.

•	Cash dividends totaled $1.02 per common share, representing a 12% increase in dividends per share.

•	The Company added a total of 279 locations, including 89 new locations and 190 acquired locations.

•	As of December 31, 2019, the Company had 2,679 store locations, which represents a store count increase of 8%.

The following charts present net income, adjusted net income, diluted earnings per share, adjusted diluted earnings per share, EBITDA, adjusted EBITDA and store count for the years ended December 31, 2019, 2018 and 2017 (in millions, except per share and store count amounts):

* Non-GAAP financial measures. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

Operating Results for the Twelve Months Ended December 31, 2019 Compared to the Twelve Months Ended December 31, 2018

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the years ended December 31, 2019 and 2018. For similar operating and financial data and discussion of the Company’s 2018 results compared to its 2017 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 5, 2019.

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and unsecured consumer loans, net, as well as other earning asset metrics of the U.S. operations segment as of December 31, 2019 as compared to December 31, 2018 (dollars in thousands, except as otherwise noted):

	As of December 31,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$268,793	$271,584	(1)%
Inventories	181,320	199,978	(9)%
Consumer loans, net (1)	751	15,902	(95)%
	$450,864	$487,464	(8)%

Average outstanding pawn loan amount (in ones)	$177	$172	3%

Composition of pawn collateral:
General merchandise	34%	34%
Jewelry	66%	66%
	100%	100%

Composition of inventories:
General merchandise	47%	42%
Jewelry	53%	58%
	100%	100%

Percentage of inventory aged greater than one year	3%	4%

(1)
Does not include the off-balance sheet principal portion of active extensions of credit made by independent third-party lenders, which are guaranteed by the Company through its CSO Program. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $1.2 million and $5.8 million as of December 31, 2019 and 2018, respectively. The Company ceased offering unsecured consumer lending and credit services products in all of its Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. See “— Consumer Lending Operations” for further discussion.

The following table presents segment pre-tax operating income of the U.S. operations segment for the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Year Ended December 31,		Increase /
	2019	2018	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$722,127	$709,594	2%
Pawn loan fees	379,395	373,406	2%
Wholesale scrap jewelry sales	71,813	85,718	(16)%
Consumer loan and credit services fees (1)	20,178	55,417	(64)%
Total revenue	1,193,513	1,224,135	(3)%

Cost of revenue:
Cost of retail merchandise sold	447,911	450,516	(1)%
Cost of wholesale scrap jewelry sold	65,941	78,308	(16)%
Consumer loan and credit services loss provision (1)	4,159	17,223	(76)%
Total cost of revenue	518,011	546,047	(5)%

Net revenue	675,502	678,088	—%

Segment expenses:
Store operating expenses	412,508	414,097	—%
Depreciation and amortization	20,860	21,021	(1)%
Total segment expenses	433,368	435,118	—%

Segment pre-tax operating income	$242,134	$242,970	—%

(1)
The Company ceased offering unsecured consumer lending and credit services products in all of its Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. See “— Consumer Lending Operations” for further discussion.

Retail Operations

U.S. retail merchandise sales increased 2% to $722.1 million during 2019 compared to $709.6 million for 2018. Same-store retail sales were flat during 2019 compared to 2018. During 2019, the gross profit margin on retail merchandise sales in the U.S. was 38% compared to a margin of 37% during 2018, which resulted in a 6% increase in net revenue (gross profit) from retail sales for 2019 compared to 2018. The increase in retail sales margin was primarily driven by the continued optimization of inventory acquisition and pricing strategies in the Cash America locations.

U.S. inventories decreased 9% from $200.0 million at December 31, 2018 to $181.3 million at December 31, 2019. The decrease was primarily a result of the strategic reductions in inventory levels in the Cash America stores. Inventories aged greater than one year in the U.S. were 3% at December 31, 2019 compared to 4% at December 31, 2018.

Pawn Lending Operations

U.S. pawn loan fees increased 2% to $379.4 million during 2019 compared to $373.4 million for 2018. Same-store pawn fees increased 1% during 2019 compared to 2018. Pawn loan receivables as of December 31, 2019 decreased 1% in total and on a same-store basis compared to December 31, 2018. The decline in same-store pawn receivables relates primarily to the ongoing adoption of FirstCash’s lending practices in the Cash America stores, including an increase in the percentage of direct purchases of goods from customers, which the Company believes increased the yield on the pawn portfolio and increased pawn loan fees.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 16% to $71.8 million during 2019 compared to $85.7 million during 2018. The decrease was primarily due to higher than normal jewelry scrapping activity in the first half of 2018 as a result of focused liquidation of excess and aged inventories in the Cash America stores. The scrap jewelry gross profit margin in the U.S. was 8% compared to the prior-year margin of 9%. Scrap jewelry gross profits accounted for 1% of U.S. net revenue (gross profit) for both 2019 and 2018.

Consumer Lending Operations

Service fees from U.S. unsecured consumer loans and credit services transactions (collectively, consumer lending operations) decreased 64% to $20.2 million during 2019 compared to $55.4 million for 2018. Net revenue (gross profit) from U.S. consumer lending operations decreased 58% to $16.0 million during 2019 compared to $38.2 million during 2018. Revenue and gross profit from consumer lending operations accounted for 2% of both total U.S. revenue and gross profit during 2019 compared to 5% and 6%, respectively, during 2018.

The decrease in consumer lending activity during 2019 was primarily the result of regulatory changes in the state of Ohio, where most of the Company’s consumer lending stores were located. The regulatory changes significantly restricted unsecured consumer lending activities and the Company elected to stop offering unsecured consumer lending and credit services products in all 119 Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. The remaining 67 locations in Ohio are expected to continue operating as full-service pawnshops. In addition to the discontinuance of consumer lending activities in Ohio, the Company closed two stand-alone consumer loan stores in Texas and ceased offering unsecured consumer loans and/or credit services as ancillary products in 110 other pawnshops located outside of Ohio during 2019.

As a result of the discontinuance of unsecured consumer lending and credit services products and store closures in Ohio and the continued contraction of U.S. locations outside of Ohio offering such products, the Company incurred non-recurring charges of approximately $2.7 million, net of tax, during 2019. These charges include increased loan loss provisions, employee severance costs, lease termination costs and other exit costs.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased slightly to $412.5 million during 2019 compared to $414.1 million during 2018, primarily due to the closing of the 52 Ohio locations during the second quarter of 2019, partially offset by a 1% increase in same-store operating expenses compared with the prior-year period.

U.S. store depreciation and amortization decreased 1% to $20.9 million during 2019 compared to $21.0 million during 2018.

The U.S. segment pre-tax operating income for 2019 was $242.1 million, which generated a pre-tax segment operating margin of 20% compared to $243.0 million and 20% in the prior year, respectively. The slight decrease in the segment pre-tax operating income reflected improvements in retail sales margins and yields on pawn receivables substantially offset by declines in net revenue from consumer lending operations.

Latin America Operations Segment

The Company’s management reviews and analyzes operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The wholesale scrap jewelry sales in Latin America are priced and settled in U.S. dollars and are not affected by foreign currency translation as are a small percentage of the operating and administrative expenses in Latin America, which are billed and paid in U.S. dollars and not affected by foreign currency translation.

Latin American results of operations for 2019 compared to 2018 were impacted by a 1% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of December 31, 2019 compared to December 31, 2018 also were impacted by a 5% favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of December 31, 2019 as compared to December 31, 2018 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				December 31,
	As of December 31,			2019	Increase
	2019	2018	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$100,734	$91,357	10%	$96,640	6%
Inventories	83,936	75,152	12%	80,490	7%
	$184,670	$166,509	11%	$177,130	6%

Average outstanding pawn loan amount (in ones)	$71	$68	4%	$68	—%

Composition of pawn collateral:
General merchandise	67%	74%
Jewelry	33%	26%
	100%	100%

Composition of inventories:
General merchandise	66%	68%
Jewelry	34%	32%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

The following table presents segment pre-tax operating income of the Latin America operations segment for the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Year Ended
				December 31,	Increase /
	Year Ended December 31,		Increase /	2019	(Decrease)
	2019	2018	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$453,434	$382,020	19%	$454,431	19%
Pawn loan fees	185,429	151,740	22%	185,826	22%
Wholesale scrap jewelry sales	32,063	22,103	45%	32,063	45%
Consumer loan fees (1)	—	860	(100)%	—	(100)%
Total revenue	670,926	556,723	21%	672,320	21%

Cost of revenue:
Cost of retail merchandise sold	297,950	246,150	21%	298,621	21%
Cost of wholesale scrap jewelry sold	30,131	21,656	39%	30,191	39%
Consumer loan loss provision (1)	—	238	(100)%	—	(100)%
Total cost of revenue	328,081	268,044	22%	328,812	23%

Net revenue	342,845	288,679	19%	343,508	19%

Segment expenses:
Store operating expenses	183,031	149,224	23%	183,562	23%
Depreciation and amortization	14,626	11,333	29%	14,687	30%
Total segment expenses	197,657	160,557	23%	198,249	23%

Segment pre-tax operating income	$145,188	$128,122	13%	$145,259	13%

(1)	The Company discontinued offering an unsecured consumer loan product in Latin America, effective June 30, 2018.

Retail Operations

Latin America retail merchandise sales increased 19% (also 19% on a constant currency basis) to $453.4 million during 2019 compared to $382.0 million for 2018. The increase was primarily due to additional revenue contributions from the combination of recent acquisitions, new store openings and a 2% increase (also 2% on a constant currency basis) in same-store retail sales. The gross profit margin on retail merchandise sales was 34% during 2019 compared to 36% during 2018. The decrease in retail sales margins was primarily due to an increased level of holiday-related promotional pricing on certain highly competitive electronics categories such as phones and televisions during the fourth quarter of 2019 compared to the fourth quarter of 2018.

Inventories in Latin America increased 12% (7% on a constant currency basis) from $75.2 million at December 31, 2018 to $83.9 million at December 31, 2019. The increase was primarily due to the acquisition of 163 smaller format stores in Mexico during 2019, new store openings and the maturation of existing stores. Inventories aged greater than one year in Latin America were 1% at both December 31, 2019 and 2018.

Pawn Lending Operations

Pawn loan fees in Latin America increased 22% (also 22% on a constant currency basis) totaling $185.4 million during 2019 compared to $151.7 million for 2018, primarily as a result of increased average pawn loan receivables throughout 2019 as compared to 2018 and increased pawn loan yields. The increase in pawn receivables as of December 31, 2019 was primarily driven by recent acquisition activity and new store additions. Same-store pawn receivables increased 1% (3% decrease on a constant currency basis) as compared to the prior year. The Company believes same-store pawn loan receivables were negatively impacted in the later half of 2019, in part, by increased governmental support for social welfare programs for lower income consumers under the new federal administration in Mexico.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 45% (also 45% on a constant currency basis) to $32.1 million during 2019 compared to $22.1 million during 2018. The increase was primarily due to increased volume contributions from recently acquired stores which carried a greater percentage of jewelry inventories. The scrap jewelry gross profit margin in Latin America was 6% (also 6% on a constant currency basis) compared to the prior-year margin of 2%. Scrap jewelry profits accounted for less than 1% of net revenue (gross profit) for both 2019 and 2018.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 23% (also 23% on a constant currency basis) to $183.0 million during 2019 compared to $149.2 million during 2018. Total store operating expenses increased primarily due to the 29% increase in the Latin America weighted-average store count. Same-store operating expenses increased 2% (also 2% on a constant currency basis) compared to the prior-year period.

Latin America store depreciation and amortization increased 29% (30% on a constant currency basis) to $14.6 million during 2019 compared to $11.3 million during 2018 primarily due to the increase in the store count.

The segment pre-tax operating income for 2019 was $145.2 million, which generated a pre-tax segment operating margin of 22% compared to $128.1 million and 23% in the prior year, respectively. The increase in the segment pre-tax operating income was primarily due to gross profit contributions from acquired stores and increased revenue in existing stores.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31,		Increase /
	2019	2018	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$242,134	$242,970	—%
Latin America operations segment pre-tax operating income	145,188	128,122	13%
Consolidated segment pre-tax operating income	387,322	371,092	4%

Corporate expenses and other income:
Administrative expenses	122,334	120,042	2%
Depreciation and amortization	6,418	10,607	(39)%
Interest expense	34,035	29,173	17%
Interest income	(1,055)	(2,444)	(57)%
Merger and other acquisition expenses	1,766	7,643	(77)%
(Gain) loss on foreign exchange	(787)	762	203%
Total corporate expenses and other income	162,711	165,783	(2)%

Income before income taxes	224,611	205,309	9%

Provision for income taxes	59,993	52,103	15%

Net income	$164,618	$153,206	7%

Corporate Expenses and Taxes

Administrative expenses increased 2% to $122.3 million during 2019 compared to $120.0 million during 2018, primarily due to a 14% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth, partially offset by the realization of administrative cost synergies related to 2018 acquisitions, a 1% unfavorable change in the average value of the Mexican peso and reduced variable management incentive compensation. Administrative expenses were 7% of revenue during both 2019 and 2018.

Corporate depreciation and amortization decreased to $6.4 million during 2019 compared to $10.6 million during 2018, primarily due to the realization of depreciation and amortization synergies from the Merger and a reduction in capital spending compared to pre-Merger levels.

Interest expense increased to $34.0 million during 2019 compared to $29.2 million for 2018, primarily due to increased average balances outstanding on the Company’s unsecured credit facility. See “Liquidity and Capital Resources.”

Interest income decreased to $1.1 million during 2019 compared to $2.4 million for 2018, primarily due to decreased levels of invested cash balances in Mexico due to acquisition activity.

Merger and other acquisition expenses decreased to $1.8 million during 2019 compared to $7.6 million during 2018, reflecting a decreased level of acquisition activity in 2019 compared to 2018.

For 2019 and 2018, the Company’s consolidated effective income tax rates were 26.7% and 25.4%, respectively. The increase in the effective tax rate was due in part to an increase in certain non-deductible expenses resulting from the Tax Cuts and Jobs Act, the increasing share of earnings from Latin America where corporate tax rates are higher than those in the U.S. and a reduced foreign permanent tax benefit related to a reduced inflation index adjustment allowed in Mexico for 2019. In addition, the 2018 effective income tax rate includes a $1.5 million non-recurring income tax benefit as a result of the Company’s finalization of certain estimates and tax positions related to the Tax Cuts and Jobs Act. See Note 11 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2019, the Company’s primary sources of liquidity were $46.5 million in cash and cash equivalents, $161.7 million of available and unused funds under the Company's revolving unsecured credit facility, $417.0 million in customer loans and fees and service charges receivable and $265.3 million in inventories. As of December 31, 2019, the amount of cash associated with indefinitely reinvested foreign earnings was $19.6 million, which is primarily held in Mexican pesos. The Company had working capital of $538.1 million as of December 31, 2019.

During the period from January 1, 2019 through December 19, 2019, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $425.0 million, which was scheduled to mature in October 2023. The Credit Facility charged interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

On December 19, 2019, the Company amended and extended the Credit Facility. The total lender commitment under the amended facility increased from $425.0 million to $500.0 million and the term was extended to December 19, 2024, which would accelerate to 90 days prior to the maturity of the Company’s senior unsecured notes due June 1, 2024 if the Company’s senior unsecured notes have not been refinanced or otherwise extended past December 19, 2024 by such date. Certain financial covenants in the facility were amended, including a temporary increase in the permitted domestic leverage ratio from 4.0 to 4.5 times domestic EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted Domestic EBITDA”), through December 31, 2020 and to 4.25 times Adjusted Domestic EBITDA from January 1, 2021 through December 31, 2021 and a temporary decrease in the consolidated leverage ratio from 3.0 to 2.75 times consolidated EBTIDA, adjusted for certain customary items as more fully set forth in the Credit Agreement, through December 31, 2021. The temporary changes to the leverage ratios will revert to the previous ratios effective January 1, 2022. In addition, the amendment allowed for a permanent exclusion of up to $50 million in parent guaranteed indebtedness of foreign subsidiaries from funded indebtedness used in the calculation of the domestic leverage ratio.

At December 31, 2019, the Company had $335.0 million in outstanding borrowings and $3.3 million in outstanding letters of credit under the Credit Facility, leaving $161.7 million available for future borrowings. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2019 was 4.13% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2019, and believes it has the capacity to borrow a substantial portion of the amount available under the Credit Facility under the most restrictive covenant. During 2019, the Company received net proceeds of $40.0 million from borrowings pursuant to the Credit Facility.
On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2019, the Net Debt Ratio was 1.9 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

The Company used the proceeds from the Notes to repurchase, or otherwise redeem, its previously outstanding $200.0 million, 6.75% senior unsecured notes due 2021 (the “2021 Notes”). As a result, during 2017, the Company recognized a $14.1 million loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes.

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

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash flow provided by operating activities	$231,596	$243,429	$220,357
Cash flow provided by (used in) investing activities	(137,053)	(159,247)	1,397
Cash flow used in financing activities	(120,806)	(127,061)	(197,506)

	As of December 31,
	2019	2018	2017
Net working capital (1)	$538,087	$656,847	$721,626
Current ratio (1)	3.7:1	5.9:1	7.0:1
Liabilities to equity (2)	0.8:1	0.6:1	0.4:1
Net Debt Ratio (3)	1.9:1	1.8:1	1.1:1

(1)
Current liabilities as of December 31, 2019 includes an $86.5 million current lease liability as a result of the adoption of Financial Accounting Standards Board’s new lease accounting standard that is not included in current liabilities as of December 31, 2018 and 2017, thereby impacting comparability of this metric.

(2)
Total liabilities as of December 31, 2019 includes a total of $280.0 million in lease liabilities as a result of the adoption of ASC 842 that is not included in total liabilities as of December 31, 2018 and 2017 thereby impacting comparability of this metric.

(3)	Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities decreased $11.8 million, or 5%, from $243.4 million for 2018 to $231.6 million for 2019, due to an increase in net income of $11.4 million offset by the receipt of a $21.4 million income tax refund during the first quarter of 2018 related to the merger with Cash America and net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Net cash used in investing activities decreased $22.2 million, or 14%, from $159.2 million during 2018 to $137.1 million during 2019. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $52.5 million in cash related to store acquisitions, $44.3 million for furniture, fixtures, equipment and improvements and $74.7 million for discretionary store real property purchases during 2019 compared to $113.7 million, $35.7 million and $20.0 million in 2018, respectively. The Company received funds from a net decrease in pawn and consumer loans of $34.4 million during 2019 compared to $10.1 million during 2018.

Net cash used in financing activities decreased $6.3 million, or 5%, from $127.1 million during 2018 to $120.8 million during 2019. Net borrowings on the Credit Facility were $40.0 million during 2019 compared to net borrowings of $188.0 million during 2018. The Company paid $1.1 million of debt issuance costs related to the Credit Facility during 2019 compared to $0.9 million during 2018. The Company funded $116.1 million worth of share repurchases and paid dividends of $44.0 million during 2019, compared to funding $273.7 million worth of share repurchases and dividends paid of $40.9 million during 2018.

During 2019, the Company opened 89 new pawn stores in Latin America, acquired 163 pawn stores in Latin America and acquired 27 pawn stores in the U.S. The cumulative purchase price of these acquisitions was $46.8 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $44.9 million in cash paid during 2019 and $1.9 million of short-term payables due to the sellers in 2020. During 2019, the Company also paid $7.6 million of purchase price amounts payable related to prior-year acquisitions. The Company funded $44.3 million in capital expenditures during 2019 for improvements to existing stores, new store additions and corporate assets, and an additional $74.7 million related to the purchase of real estate at 69 store locations, primarily from landlords at existing stores. Management considers the store real property purchases to be discretionary in nature and not required to operate or grow its pawn operations. Acquisition purchase prices, capital expenditures, working capital requirements and start-up losses related to new store openings have been primarily funded through cash balances, operating cash flows and the Credit Facility.

The Company intends to continue expansion primarily through acquisitions and new store openings. For 2020, the Company expects to add approximately 90 to 100 de novo full-service pawn locations in Latin America, which includes Mexico, Guatemala and Colombia. Additionally, as opportunities arise at attractive prices, the Company intends to continue purchasing the real estate from its landlords at existing stores. Excluding these discretionary store real property purchases, the Company expects total purchases of furniture, fixtures, equipment and improvements for 2020, including expenditures for new and remodeled stores and other corporate assets, will total between $35 million and $40 million. Management believes cash on hand, the amounts available to be drawn under the Credit Facility and cash generated from operations will be sufficient to accommodate the Company’s current operations and store expansion plans for 2020.

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

As of December 31, 2019, the Company had contractual commitments to deliver a total of 30,500 gold ounces between the months of January and December 2020 at a weighted-average price of $1,440 per ounce. Subsequent to December 31, 2019, the Company committed to delivering an additional 14,500 gold ounces between the months of April 2020 and January 2021 at a weighted-average price of $1,563 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

During 2019, the Company repurchased a total of 1,305,000 shares of common stock at an aggregate cost of $114.0 million and an average cost per share of $87.37, and during 2018, repurchased 3,343,000 shares of common stock at an aggregate cost of $274.5 million and an average cost per share of $82.12. The Company intends to continue repurchases under its active share repurchase programs through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	April 23, 2019	100,000	496,000	$42,760	$—
October 24, 2018	Currently active	100,000	809,000	71,203	28,797
Total			1,305,000	$113,963	$28,797

Total cash dividends paid in 2019 and 2018 were $44.0 million and $40.9 million, respectively. In October 2019, the Company’s Board of Directors approved an increase in the annual dividend of 8% from $1.00 per share to $1.08 per share, or $0.27 per share quarterly, beginning in the fourth quarter of 2019. The declared $0.27 per share first quarter cash dividend on common shares outstanding, or an aggregate of $11.4 million based on the December 31, 2019 share count, will be paid on February 28, 2020 to stockholders of record as of February 14, 2020. On an annualized basis, this represents aggregate dividends of $45.7 million based on the December 31, 2019 share count as compared to aggregate dividends paid of $44.0 million in 2019. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

Non-GAAP Financial Information

The Company uses certain financial calculations such as adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow and constant currency results as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined under the SEC rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s core operating performance and provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating these non-GAAP financial measures are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, the non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures of other companies.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2019		2018		2017
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$164,618	$3.81	$153,206	$3.41	$143,892	$3.00
Adjustments, net of tax:
Merger and other acquisition expenses	1,276	0.03	5,412	0.12	5,710	0.12
Non-cash foreign currency gain related to lease liability	(653)	(0.01)	—	—	—	—
Ohio consumer lending wind-down costs and asset impairments	2,659	0.06	1,166	0.03	—	—
Net tax benefit from Tax Act	—	—	(1,494)	(0.03)	(27,269)	(0.57)
Loss on extinguishment of debt	—	—	—	—	8,892	0.19
Adjusted net income and diluted earnings per share	$167,900	$3.89	$158,290	$3.53	$131,225	$2.74

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (unaudited, in thousands):

	Year Ended December 31,
	2019			2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$1,766	$490	$1,276	$7,643	$2,231	$5,412	$9,062	$3,352	$5,710
Non-cash foreign currency gain related to lease liability	(933)	(280)	(653)	—	—	—	—	—	—
Ohio consumer lending wind-down costs and asset impairments	3,454	795	2,659	1,514	348	1,166	—	—	—
Net tax benefit from Tax Act	—	—	—	—	1,494	(1,494)	—	27,269	(27,269)
Loss on extinguishment of debt	—	—	—	—	—	—	14,114	5,222	8,892
Total adjustments	$4,287	$1,005	$3,282	$9,157	$4,073	$5,084	$23,176	$35,843	$(12,667)

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

	Year Ended December 31,
	2019		2018		2017
Net income		$164,618		$153,206		$143,892
Income taxes		59,993		52,103		28,420
Depreciation and amortization		41,904		42,961		55,233
Interest expense		34,035		29,173		24,035
Interest income		(1,055)		(2,444)		(1,597)
EBITDA		299,495		274,999		249,983
Adjustments:
Merger and other acquisition expenses		1,766		7,643		9,062
Non-cash foreign currency gain related to lease liability		(933)		—		—
Ohio consumer lending wind-down costs and asset impairments		3,454		1,514		—
Loss on extinguishment of debt		—		—		14,114
Adjusted EBITDA		$303,782		$284,156		$273,159

Net Debt Ratio calculation:
Total debt (outstanding principal)		$635,000		$595,000		$407,000
Less: cash and cash equivalents		(46,527)		(71,793)		(114,423)
Net debt		$588,473		$523,207		$292,577
Adjusted EBITDA		$303,782		$284,156		$273,159
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)	1.9	:1	1.8	:1	1.1	:1

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

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities	$231,596	$243,429	$220,357
Cash flow from investing activities:
Loan receivables, net of cash repayments	34,406	10,125	40,735
Purchases of furniture, fixtures, equipment and improvements	(44,311)	(35,677)	(25,971)
Free cash flow	221,691	217,877	235,121
Merger and other acquisition expenses paid, net of tax benefit	1,276	7,072	6,659
Adjusted free cash flow	$222,967	$224,949	$241,780

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

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2019 is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$325,100	$105,118	$145,231	$59,274	$15,477
Revolving unsecured credit facility (1)	335,000	—	—	335,000	—
Senior unsecured notes	300,000	—	—	300,000	—
Interest on senior unsecured notes	72,563	16,125	32,250	24,188	—
Executive employment contracts (2)	8,913	4,298	4,615	—	—
Total	$1,041,576	$125,541	$182,096	$718,462	$15,477

(1)	Excludes interest obligations under the Company's revolving unsecured credit facility. See Note 10 of Notes to Consolidated Financial Statements.

(2)
The employment contracts provide for certain severance payments and other benefits in the event of the executive’s termination of employment or a change in control of the Company. Further information regarding the executive employment contracts is provided under the heading “Executive Compensation - Employment Agreements and Change in Control Provisions” of the 2020 Proxy Statement.

Off-Balance Sheet Arrangements

The Company offers a fee-based credit services organization program to assist consumers in obtaining extensions of credit. The Company’s stand-alone unsecured consumer loan stores and select pawn stores in the state of Texas offer the CSO Program. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from the Independent Lender and issues the Independent Lender a guarantee for the repayment of the extension of credit. At December 31, 2019, the outstanding amount of active extensions of credit originated and held by the Independent Lender was $1.3 million.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral, and a significant portion of retail merchandise sales are gold jewelry as are most of the wholesale scrap jewelry sales. At December 31, 2019, the Company held approximately $124.7 million in jewelry inventories, which was primarily gold, representing 47% of total inventory. In addition, approximately $210.6 million, or 57%, of total pawn loans were collateralized by jewelry, which was also primarily gold. Of the Company’s total retail merchandise revenue during 2019, approximately $387.9 million, or 33%, was from jewelry sales. During 2019, the average market price of gold increased by 10%, from $1,268 to $1,393 per ounce. The price of gold at December 31, 2019 was $1,515 per ounce, compared to $1,279 at December 31, 2018. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories could be negatively impacted, as could the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers generally would receive lower loan amounts for individual pieces of pledged gold jewelry, although the Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

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

On a dollar translated basis, Latin America revenues and cost of revenues account for 36% and 39%, respectively, of consolidated amounts for the year ended December 31, 2019. The majority of Latin America revenues and expenses are denominated in currencies other than the U.S. dollar and the Company, therefore, has foreign currency risk related to these currencies, which are primarily the Mexican peso, and to a much lesser extent, the Guatemalan quetzal and Colombian peso.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America operations as expressed in U.S. dollars. For the year ended December 31, 2019, the Company’s Latin America revenues and pre-tax operating income would have been approximately $1.4 million and $0.1 million higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2018. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of Latin America constant currency results.

The Company does not typically use long-term foreign exchange contracts or derivatives to hedge foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for 2019 was 19.3 to 1, compared to 19.2 to 1 in 2018 and 18.9 to 1 in 2017. A one point change in the average Mexican peso to the U.S. dollar exchange rate would have impacted 2019 annual earnings by approximately $4.0 million. The impact of foreign exchange rates in Guatemala and Colombia are not material to the Company’s financial position or results of operations.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term unsecured line of credit. At December 31, 2019, the Company had $335.0 million outstanding under its revolving line of credit. The revolving line of credit is generally priced with a variable rate based on a 1 week or 1, 2, 3 or 6 month LIBOR plus a fixed spread. Based on the average outstanding indebtedness during 2019, a 1% (100 basis points) increase in interest rates would have increased the Company’s interest expense by approximately $3.3 million for 2019.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2019, the fair value of the Company’s fixed rate debt was approximately $310.0 million and the outstanding principal of the Company’s fixed rate debt was $300.0 million. The fair value estimate of the Company’s fixed rate debt was estimated based on quoted prices in markets that are not active. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company has the ability to hold its fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2019, has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated the Company’s leases and properly assessed the impact of the new accounting standard related to leases on the Company’s financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited FirstCash, Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes to the consolidated financial statements of the Company and our report dated February 3, 2020 expressed an unqualified opinion.

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
February 3, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Matters and Director Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Stockholders to be held on or about June 4, 2020 (the “2020 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance, Board Matters and Director Compensation” of the 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratification of Independent Registered Public Accounting Firm” of the 2020 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.1	04/24/2019
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of May 30, 2017, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/31/2017
4.3	Description of Securities					X
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan **	DEF 14A	0-19133	C	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan **	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan **	S-8	333- 214452	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333- 106881	4(g)	05/31/2012
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Employment Agreement between Rick L. Wessel and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.1	08/26/2016
10.7	Employment Agreement between T. Brent Stuart and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.2	08/26/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Employment Agreement between R. Douglas Orr and First Cash Financial Services, Inc., dated August 26, 2016 **	8-K	0-19133	10.3	08/26/2016
10.9	Performance-Based Restricted Stock Unit Award Agreement **	10-Q	001-10960	10.1	05/05/2017
10.10	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/31/2017
10.11	Employment agreement between Raul Ramos and FirstCash, Inc., dated July 30, 2018 **	10-Q	001-10960	10.1	08/01/2018
10.12	Employment agreement between Anna M. Alvarado and FirstCash, Inc., dated July 30, 2018 **	10-Q	001-10960	10.2	08/01/2018
10.13	Second Amendment to Amended and Restated Credit Agreement, dated October 4, 2018, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	10/04/2018
10.14	FirstCash, Inc. 2019 Long-Term Incentive Plan **	DEF 14A	001-10960	B	04/26/2019
10.15	Third Amendment to Amended and Restated Credit Agreement, dated December 19, 2019, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association.	8-K	001-10960	10.1	12/19/2019
10.16	Employment agreement between Daniel R. Feehan and FirstCash, Inc., dated January 28, 2020 **					X
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

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

Dated: February 3, 2020	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 3, 2020

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2020

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	February 3, 2020

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 3, 2020

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 3, 2020

/s/ JAMES H. GRAVES James H. Graves	Director	February 3, 2020

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstCash, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 3, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter described below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Accrual of Pawn Loan Fees
As described in Note 2 of the consolidated financial statements, the Company’s revenue recognition policy for pawn loan fees is to accrue pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical pawn redemption statistics. The Company's accrual for earned but uncollected pawn loan fees as of December 31, 2019 was $46,524,000, which is included in fees and service charges receivable in the accompanying consolidated balance sheet. The determination of the accrual for pawn loan fees is subjective and requires management to make significant judgements related to the probability of collection and the expected effective yield of the pawn loan portfolio at the measurement date. We identified the accrual for pawn loan fees as a critical audit matter as auditing the probability of collection and the expected yield of the pawn loan portfolio was complex and required a high degree of auditor judgement and subjectivity due to the significant judgments applied by management noted above.

Our audit procedures related to the Company’s accrual of pawn loan fees included the following, among others:

•
We obtained an understanding of the relevant controls related to the accrual of pawn loan fees and tested such controls for design and operating effectiveness, including the determination of key assumptions and data inputs.

•	We obtained management’s calculation of the accrual for pawn loan fees and tested the calculation for completeness and accuracy of data used as inputs.

•	We evaluated the methodology and assumptions used by management to develop the effective pawn loan yield, including consideration of historical patterns and the probability of collection.

•	We independently recalculated certain key inputs used in management’s calculation of the accrual for pawn loan fees.

•	We assessed the validity of data used in the calculation of the accrual for pawn loan fees by agreeing, on a sample basis, key data inputs to source documents

/s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 3, 2020

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$46,527	$71,793
Fees and service charges receivable	46,686	45,430
Pawn loans	369,527	362,941
Consumer loans, net	751	15,902
Inventories	265,256	275,130
Income taxes receivable	875	1,379
Prepaid expenses and other current assets	11,367	17,317
Total current assets	740,989	789,892

Property and equipment, net	336,167	251,645
Operating lease right of use asset	304,549	—
Goodwill	948,643	917,419
Intangible assets, net	85,875	88,140
Other assets	11,506	49,238
Deferred tax assets	11,711	11,640
Total assets	$2,439,440	$2,107,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$72,398	$96,928
Customer deposits	39,736	35,368
Income taxes payable	4,302	749
Lease liability, current	86,466	—
Total current liabilities	202,902	133,045

Revolving unsecured credit facility	335,000	295,000
Senior unsecured notes	296,568	295,887
Deferred tax liabilities	61,431	54,854
Lease liability, non-current	193,504	—
Other liabilities	—	11,084
Total liabilities	1,089,405	789,870

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock; $0.01 par value; 90,000 shares authorized;
49,276 and 49,276 shares issued, respectively;
42,329 and 43,603 shares outstanding, respectively	493	493
Additional paid-in capital	1,231,528	1,224,608
Retained earnings	727,476	606,810
Accumulated other comprehensive loss	(96,969)	(113,117)
Common stock held in treasury, 6,947 and 5,673 shares at cost, respectively	(512,493)	(400,690)
Total stockholders’ equity	1,350,035	1,318,104
Total liabilities and stockholders’ equity	$2,439,440	$2,107,974

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Retail merchandise sales	$1,175,561	$1,091,614	$1,051,099
Pawn loan fees	564,824	525,146	510,905
Wholesale scrap jewelry sales	103,876	107,821	140,842
Consumer loan and credit services fees	20,178	56,277	76,976
Total revenue	1,864,439	1,780,858	1,779,822

Cost of revenue:
Cost of retail merchandise sold	745,861	696,666	679,703
Cost of wholesale scrap jewelry sold	96,072	99,964	132,794
Consumer loan and credit services loss provision	4,159	17,461	19,819
Total cost of revenue	846,092	814,091	832,316

Net revenue	1,018,347	966,767	947,506

Expenses and other income:
Store operating expenses	595,539	563,321	552,191
Administrative expenses	122,334	120,042	122,473
Depreciation and amortization	41,904	42,961	55,233
Interest expense	34,035	29,173	24,035
Interest income	(1,055)	(2,444)	(1,597)
Merger and other acquisition expenses	1,766	7,643	9,062
(Gain) loss on foreign exchange	(787)	762	(317)
Loss on extinguishment of debt	—	—	14,114
Total expenses and other income	793,736	761,458	775,194

Income before income taxes	224,611	205,309	172,312

Provision for income taxes	59,993	52,103	28,420

Net income	$164,618	$153,206	$143,892

Earnings per share:
Basic	$3.83	$3.42	$3.01
Diluted	3.81	3.41	3.00

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$164,618	$153,206	$143,892
Other comprehensive income:
Currency translation adjustment	16,148	(1,240)	7,929
Comprehensive income	$180,766	$151,966	$151,821

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2018	49,276	$493	$1,224,608	$606,810	$(113,117)	5,673	$(400,690)	$1,318,104
Shares issued under share-based compensation plan	—	—	(1,441)	—	—	(21)	1,441	—
Exercise of stock options	—	—	(319)	—	—	(10)	719	400
Share-based compensation expense	—	—	8,680	—	—	—	—	8,680
Net income	—	—	—	164,618	—	—	—	164,618
Cash dividends ($1.02 per share)	—	—	—	(43,952)	—	—	—	(43,952)
Currency translation adjustment	—	—	—	—	16,148	—	—	16,148
Purchases of treasury stock	—	—	—	—	—	1,305	(113,963)	(113,963)
As of 12/31/2019	49,276	$493	$1,231,528	$727,476	$(96,969)	6,947	$(512,493)	$1,350,035

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2017	49,276	$493	$1,220,356	$494,457	$(111,877)	2,362	$(128,096)	$1,475,333
Shares issued under share-based compensation plan	—	—	(1,240)	—	—	(22)	1,240	—
Exercise of stock options	—	—	(294)	—	—	(10)	694	400
Share-based compensation expense	—	—	5,786	—	—	—	—	5,786
Net income	—	—	—	153,206	—	—	—	153,206
Cash dividends ($0.91 per share)	—	—	—	(40,853)	—	—	—	(40,853)
Currency translation adjustment	—	—	—	—	(1,240)	—	—	(1,240)
Purchases of treasury stock	—	—	—	—	—	3,343	(274,528)	(274,528)
As of 12/31/2018	49,276	$493	$1,224,608	$606,810	$(113,117)	5,673	$(400,690)	$1,318,104

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2016	49,276	$493	$1,217,969	$387,401	$(119,806)	769	$(36,071)	$1,449,986
Shares issued under share-based compensation plan	—	—	(440)	—	—	(10)	440	—
Exercise of stock options	—	—	(242)	—	—	(13)	549	307
Share-based compensation expense	—	—	3,069	—	—	—	—	3,069
Net income	—	—	—	143,892	—	—	—	143,892
Cash dividends ($0.77 per share)	—	—	—	(36,836)	—	—	—	(36,836)
Currency translation adjustment	—	—	—	—	7,929	—	—	7,929
Purchases of treasury stock	—	—	—	—	—	1,616	(93,014)	(93,014)
As of 12/31/2017	49,276	$493	$1,220,356	$494,457	$(111,877)	2,362	$(128,096)	$1,475,333

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income	$164,618	$153,206	$143,892
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	2,395	9,405	12,727
Share-based compensation expense	8,680	5,786	3,069
Depreciation and amortization expense	41,904	42,961	55,233
Asset impairments related to consumer loan operations	—	1,514	—
Amortization of debt issuance costs	1,430	1,920	1,838
Amortization of favorable/(unfavorable) lease intangibles, net	—	(259)	(976)
Loss on extinguishment of debt	—	—	14,114
Deferred income taxes, net	7,008	7,427	(14,497)
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	110	(432)	(1,411)
Inventories	5,842	3,321	16,193
Prepaid expenses and other assets	(1,049)	681	13,702
Accounts payable, accrued liabilities and other liabilities	(3,383)	3,077	(35,135)
Income taxes	4,041	14,822	11,608
Net cash flow provided by operating activities	231,596	243,429	220,357
Cash flow from investing activities:
Loan receivables, net of cash repayments	34,406	10,125	40,735
Purchases of furniture, fixtures, equipment and improvements	(44,311)	(35,677)	(25,971)
Purchases of store real property	(74,661)	(19,996)	(11,164)
Acquisitions of pawn stores, net of cash acquired	(52,487)	(113,699)	(2,203)
Net cash flow provided by (used in) investing activities	(137,053)	(159,247)	1,397
Cash flow from financing activities:
Borrowings from revolving unsecured credit facility	257,000	416,000	206,000
Repayments of revolving unsecured credit facility	(217,000)	(228,000)	(359,000)
Issuance of senior unsecured notes	—	—	300,000
Repurchase/redemption of senior unsecured notes	—	—	(200,000)
Repurchase/redemption premiums paid on senior unsecured notes	—	—	(10,895)
Debt issuance costs paid	(1,149)	(948)	(5,342)
Purchases of treasury stock	(116,105)	(273,660)	(91,740)
Proceeds from exercise of share-based compensation awards	400	400	307
Dividends paid	(43,952)	(40,853)	(36,836)
Net cash flow used in financing activities	(120,806)	(127,061)	(197,506)
Effect of exchange rates on cash	997	249	220
Change in cash and cash equivalents	(25,266)	(42,630)	24,468
Cash and cash equivalents at beginning of the year	71,793	114,423	89,955
Cash and cash equivalents at end of the year	$46,527	$71,793	$114,423

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,680	$27,121	$24,301
Income taxes	48,867	29,597	29,813

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$500,744	$492,743	$436,705

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

FirstCash, Inc., (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. The Company is engaged primarily in the operation of pawn stores, which lend money on the collateral of pledged personal property and retail previously owned merchandise acquired through pawn loan forfeitures and purchases directly from the general public. As of December 31, 2019, the Company owned and operated 2,679 stores in 24 U.S. states and the District of Columbia, all 32 states in Mexico and the countries of Guatemala, El Salvador and Colombia.

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

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2019, the amount of cash associated with indefinitely reinvested foreign earnings was $19.6 million, which is primarily held in Mexican pesos.

Customer loans and revenue recognition - Pawn loans typically have a term of 30 days and are secured by the customer’s pledge of tangible personal property, which the Company holds during the term of the loan. In certain markets, the Company also provides pawn loans collateralized by automobiles, which remain in the Company’s possession or in limited cases, remain in the possession of the customer. If a pawn loan defaults, the Company relies on the sale of the pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. The customer’s creditworthiness does not affect the Company’s financial position or results of operations. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn loan is not repaid, the principal amount loaned becomes the inventory carrying value of the forfeited collateral, which is recovered through sales to other customers at prices above the carrying value.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company typically acquires pawn merchandise inventory through forfeited pawn loans and through purchases of used goods directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Some jewelry is processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

Unsecured consumer loans are cash advances with terms that typically range from 7 to 45 days. The Company accrues unsecured consumer loan fees on a constant-yield basis over the term of the consumer loan. The Company offers a fee-based credit services organization program (“CSO Program”) to assist consumers in obtaining extensions of credit from an independent, non-bank, consumer lending company (the “Independent Lender”). The Company’s stand-alone unsecured consumer loan stores and select pawn stores in the state of Texas offer the CSO Program. The Company recognizes credit services fees ratably over the life of the extension of credit made by the Independent Lender. The extensions of credit made by the Independent Lender to credit services customers typically have terms of 7 to 180 days.

Credit loss provisions - The Company has determined no allowance related to credit losses on pawn loans is required, as the fair value of the pledged collateral is significantly in excess of the pawn loan amount. The Company maintains an allowance for credit losses on unsecured consumer loans on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its unsecured consumer loans. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an Independent Lender and issues the Independent Lender a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the estimated fair value of the obligation undertaken by issuing the guarantee, which is included in accrued liabilities. The estimated fair value of the liability is periodically reviewed by management with any changes reflected in current operations.

Foreign currency transactions - The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala and Colombia are included in (gain) loss on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for 2019 was 19.3 to 1, compared to 19.2 to 1 in 2018 and 18.9 to 1 in 2017. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for 2019 was 7.7 to 1, compared to 7.5 to 1 in 2018 and 7.4 to 1 in 2017. The average value of the Colombian peso to the U.S. dollar exchange rate for 2019 was 3,280 to 1, compared to 2,956 to 1 in 2018 and 2,951 to 1 in 2017.

Store operating expenses - Costs incurred in operating the Company’s stores have been classified as store operating expenses. Operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

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

Merger and other acquisition expenses - The Company incurs incremental costs directly associated with merger and acquisition activity, including, but not limited to, professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. The Company presents merger and other acquisition expenses separately in the consolidated statements of income to identify these incremental activities apart from the expenses incurred to operate the business.

Long-lived assets - Property and equipment, intangible assets subject to amortization and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. As a result of certain regulatory impacts to the Company’s consumer loan operations, the Company recorded a fixed asset impairment charge of approximately $1.5 million related to certain stores primarily offering unsecured consumer loan products during the fourth quarter of 2018. The Company did not record any impairment loss for the years ended December 31, 2019 and 2017.

Fair value of financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. All fair value measurements related to acquisitions are level 3, non-recurring measurements, based on unobservable inputs. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature. See Note 6.

Income taxes - The Company uses the asset and liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. See Note 11.

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2019, 2018 and 2017, was $1.2 million, $1.4 million, and $1.8 million, respectively.

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

Forward sales commitments - The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold, which is typically jewelry that is broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company's balance sheet.

Earnings per share - Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$164,618	$153,206	$143,892

Denominator:
Weighted-average common shares for calculating basic earnings per share	43,020	44,777	47,854
Effect of dilutive securities:
Stock options and restricted stock unit awards	188	107	34
Weighted-average common shares for calculating diluted earnings per share	43,208	44,884	47,888

Earnings per share:
Basic	$3.83	$3.42	$3.01
Diluted	3.81	3.41	3.00

Pervasiveness of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Significant estimates include the accrual for earned but uncollected pawn loan fees, impairment of goodwill and other intangible assets and current and deferred tax assets and liabilities.

Recent accounting pronouncements - On January 1, 2019, the Financial Accounting Standards Board’s lease accounting standard (“ASC 842”) became effective requiring lessees to recognize, in the statement of financial position, a liability for the present value of future minimum lease payments (the lease liability) and an asset representing its right to use the underlying leased property for the lease term (the right of use asset). Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. Lessor accounting remains largely unchanged. ASC 842 provides for a modified retrospective transition approach, which requires lessees to recognize and measure leases on the balance sheet at the beginning of the earliest period presented, or a cumulative effect adjustment transition approach, which requires prospective application from the adoption date. The Company adopted ASC 842 prospectively as of January 1, 2019 using the cumulative effect adjustment approach. As a result of the transition method used, ASC 842 was not applied to periods prior to adoption and the adoption of ASC 842 had no impact on the Company’s comparative prior periods presented.

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

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the Financial Accounting Standards Board issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”), which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the Financial Accounting Standards Board issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which clarifies the treatment of certain credit losses. In May 2019, the Financial Accounting Standards Board issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the Financial Accounting Standards Board issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASC 326 on January 1, 2020 prospectively and has concluded ASC 326 will not materially impact the Company’s recognition of financial instruments within the scope of the standard.

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

In November 2019, the Financial Accounting Standards Board issued ASU No. 2019-08, “Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer” (“ASU 2019-08”). ASU 2019-08 expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. For entities that have adopted the amendments in ASU 2018-07, the amendments in ASU 2019-08 are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may early adopt the amendments in ASU 2019-08, but not before it adopts the amendments in ASU 2018-07. The Company adopted ASU 2019-08 effective December 31, 2019.

The adoption of ASU 2019-08 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE 3 - ACQUISITIONS

2019 Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during 2019, the Company acquired 163 pawn stores located in Mexico in 13 separate transactions and 27 pawn stores located in the U.S. in nine separate transactions. The aggregate purchase price for these acquisitions totaled $46.8 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $44.9 million in cash paid during 2019 and remaining short-term amounts payable to the sellers of approximately $1.9 million. During 2019, the Company also paid $7.6 million of purchase price amounts payable related to prior-year acquisitions.

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase prices for these individually immaterial acquisitions during 2019 is as follows (in thousands):

Pawn loans	$9,991
Pawn loan fees receivable	815
Inventories	6,729
Other current assets	259
Property and equipment	1,642
Goodwill (1)	27,306
Intangible assets (2)	545
Current liabilities	(523)
Aggregate purchase price	$46,764

(1)
Goodwill associated with the U.S. operations segment and the Latin America operations segment was $11.8 million and $15.5 million, respectively. Substantially all of the goodwill is expected to be deductible for respective U.S. and Mexico income tax purposes.

(2)	Intangible assets primarily consist of customer relationships, which are generally amortized over five years.

The results of operations for the acquired stores have been consolidated since the respective acquisition dates. During 2019, revenue from the acquired stores was $31.0 million and the earnings from the combined acquisitions since the acquisition dates (including $1.3 million of transaction and integration costs, net of tax) was approximately $1.2 million.

Historical pre-acquisition financial statements of the 13 separate Mexico acquisitions were created in local country GAAP and the Company did not obtain pre-acquisition financial statements prepared in accordance with U.S. GAAP. As a result, and due to the insignificance of these acquisitions, it is impractical for the Company to adequately present supplemental pro forma information.

2018 Acquisitions

During 2018, the Company acquired 366 pawn stores located in Mexico in six separate transactions and 27 pawn stores located in the U.S. in nine separate transactions. The aggregate purchase price for these acquisitions totaled $125.4 million, net of cash acquired. The aggregate purchase price was composed of $113.7 million in cash paid during 2018 and remaining short-term amounts payable to the sellers of approximately $11.7 million.

In regard to the Mexico acquisitions, in February 2018, the Company acquired the operating assets of 126 pawn stores operating under the Prendamex brand. The seller of these pawn stores also owned and operated a franchise business whereby independent franchisees entered into individual franchise agreements allowing the franchisee, among other things, the use of the Prendamex brand. Subsequent to the February 2018 transaction, the Company entered into five additional asset acquisitions in 2018 and 13 additional asset acquisitions in 2019 of stores owned by certain of the independent Prendamex franchisees, representing aggregate purchases of 403 locations. Each of the 18 acquisitions involved different independent ownership groups and were individually negotiated and completed separately. Also in conjunction with the February 2018 transaction, the Company assumed certain of the franchisor rights and obligations from the original Prendamex seller representing a total of 43 franchised store locations under which the Company continues to operate as the franchisor of these locations as of December 31, 2019.

NOTE 4 - OPERATING LEASES

As described in Note 2, the Company adopted ASC 842 prospectively as of January 1, 2019. The Company leases the majority of its pawnshop locations under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components, which the Company accounts for separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

The following table details the components of the operating lease right of use asset and lease liability recognized upon adoption of ASC 842 on January 1, 2019 (in thousands):

Initial measurement of operating lease right of use asset (present value of the future minimum lease payments)	$295,063
Accrued straight-line rent liability (1)	(4,237)
Amounts previously recognized in respect of business combinations:
Favorable lease intangible assets (2)	45,596
Unfavorable lease intangible liabilities (3)	(17,275)
Total initial operating lease right of use asset	$319,147

Lease liability, current	$(87,608)
Lease liability, non-current	(207,455)
Total initial lease liability (present value of the future minimum lease payments)	$(295,063)

(1)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

(2)	Included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheet as of December 31, 2018.

(3)	Included in accounts payable and accrued liabilities and other liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of December 31, 2019 was 3.9 years.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of December 31, 2019 was 7.8%.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.9 million during the year ended December 31, 2019 related to the remeasurement of these U.S. dollar denominated operating leases, which is included in gain on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the year ended December 31, 2019 (in thousands):

Operating lease expense (1)	$124,082
Variable lease expense (2)	7,775
Total operating lease expense	$131,857

(1)
Includes $0.8 million of net amortization related to the favorable/unfavorable lease intangible assets/liabilities that were reclassified to the operating lease right of use asset in the accompanying consolidated balance sheets upon adoption of ASC 842 on January 1, 2019.

(2)	Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of December 31, 2019 (in thousands):

2020	$105,118
2021	84,541
2022	60,690
2023	40,514
2024	18,760
Thereafter	15,477
Total	$325,100
Less amount of lease payments representing interest	(45,130)
Total present value of lease payments	$279,970

The following table details supplemental cash flow information related to operating leases for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$116,448
Leased assets obtained in exchange for new operating lease liabilities	$71,117

NOTE 5 - STOCKHOLDERS' EQUITY

During 2019, the Company repurchased a total of 1,305,000 shares of common stock at an aggregate cost of $114.0 million and an average cost per share of $87.37, and during 2018, repurchased 3,343,000 shares of common stock at an aggregate cost of $274.5 million and an average cost per share of $82.12. The Company intends to continue repurchases under its active share repurchase program through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2019 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
July 25, 2018	April 23, 2019	$100,000	496,000	$42,760	$—
October 24, 2018	Currently active	100,000	809,000	71,203	28,797
Total			1,305,000	$113,963	$28,797

Total cash dividends paid in 2019 and 2018 were $44.0 million and $40.9 million, respectively. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

Recurring Fair Value Measurements

As of December 31, 2019 and 2018, the Company did not have any financial assets or liabilities that are measured at fair value on a recurring basis.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2019 and 2018 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,527	$46,527	$46,527	$—	$—
Fees and service charges receivable	46,686	46,686	—	—	46,686
Pawn loans	369,527	369,527	—	—	369,527
Consumer loans, net	751	751	—	—	751
	$463,491	$463,491	$46,527	$—	$416,964

Financial liabilities:
Revolving unsecured credit facility	$335,000	$335,000	$—	$335,000	$—
Senior unsecured notes (outstanding principal)	300,000	310,000	—	310,000	—
	$635,000	$645,000	$—	$645,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2018	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,793	$71,793	$71,793	$—	$—
Fees and service charges receivable	45,430	45,430	—	—	45,430
Pawn loans	362,941	362,941	—	—	362,941
Consumer loans, net	15,902	15,902	—	—	15,902
	$496,066	$496,066	$71,793	$—	$424,273

Financial liabilities:
Revolving unsecured credit facility	$295,000	$295,000	$—	$295,000	$—
Senior unsecured notes (outstanding principal)	300,000	293,000	—	293,000	—
	$595,000	$588,000	$—	$588,000	$—

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

The carrying value of the Company’s revolving unsecured credit facility approximates fair value as of December 31, 2019 and 2018. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on a fixed spread over LIBOR and reprices with any changes in LIBOR. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

NOTE 7 - CONSUMER LOANS AND RELATED VALUATION ALLOWANCE

Consumer loans, net are composed of the following (in thousands):

December 31, 2019
Total consumer loans	$785
Less allowance for doubtful accounts	(34)
Consumer loans, net	$751

December 31, 2018
Total consumer loans	$16,785
Less allowance for doubtful accounts	(883)
Consumer loans, net	$15,902

Changes in the allowance for consumer loan credit losses are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$883	$1,815	$2,251
Provision for credit losses	2,395	9,405	12,762
Charge-offs, net of recoveries from customers	(3,244)	(10,337)	(13,198)
Balance at end of year	$34	$883	$1,815

Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an Independent Lender and issues the Independent Lender a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the estimated fair value of the obligation undertaken by issuing the guarantee. The Company records the estimated fair value of the liability in accrued liabilities. Changes in the liability for credit services losses are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$252	$440	$582
Provision for credit losses	1,764	8,056	7,057
Amounts paid to Independent Lenders under guarantees, net of recoveries from customers	(1,926)	(8,244)	(7,199)
Balance at end of year	$90	$252	$440

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2019	2018
Land	$66,198	$37,578
Buildings	123,397	76,406
Furniture, fixtures, equipment and improvements	398,905	348,620
	588,500	462,604
Less: accumulated depreciation	(252,333)	(210,959)
	$336,167	$251,645

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $39.1 million, $36.4 million and $44.5 million, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Accrued compensation	$27,738	$28,130
Sales, property, and payroll withholding taxes payable	15,237	12,563
Acquisition purchase price amounts payable to sellers	6,374	12,636
Trade accounts payable	5,871	6,886
Benefits liabilities and withholding payable	3,353	3,541
Accrued interest payable	1,459	1,534
Liability for expected losses on outstanding guarantees from CSO Program	90	252
Deferred fees from CSO Program	28	4,501
Current unfavorable lease intangible liability (1)	—	6,191
Other accrued liabilities	12,248	20,694
	$72,398	$96,928

(1)	Current unfavorable lease intangible liability was reclassified to operating lease right of use asset on January 1, 2019 in conjunction with the adoption of ASC 842. See Note 4.

NOTE 10 - LONG-TERM DEBT

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of December 31,
	2019	2018
Revolving unsecured credit facility, maturing 2024 (1)	$335,000	$295,000
5.375% senior unsecured notes due 2024 (2)	296,568	295,887
Total long-term debt	$631,568	$590,887

(1)	Debt issuance costs related to the Company’s revolving unsecured credit facility are included in other assets in the accompanying consolidated balance sheets.

(2)
As of December 31, 2019 and 2018, deferred debt issuance costs of $3.4 million and $4.1 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

During the period from January 1, 2019 through December 19, 2019, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $425.0 million, which was scheduled to mature in October 2023. The Credit Facility charged interest, at the Company’s option, at either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

On December 19, 2019, the Company amended and extended the Credit Facility. The total lender commitment under the amended facility increased from $425.0 million to $500.0 million and the term was extended to December 19, 2024, which would accelerate to 90 days prior to the maturity of the Company’s senior unsecured notes due June 1, 2024 if the Company’s senior unsecured notes have not been refinanced or otherwise extended past December 19, 2024 by such date. Certain financial covenants in the facility were amended, including a temporary increase in the permitted domestic leverage ratio from 4.0 to 4.5 times domestic

EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted Domestic EBITDA”), through December 31, 2020 and to 4.25 times Adjusted Domestic EBITDA from January 1, 2021 through December 31, 2021 and a temporary decrease in the consolidated leverage ratio from 3.0 to 2.75 times consolidated EBTIDA, adjusted for certain customary items as more fully set forth in the Credit Agreement, through December 31, 2021. The temporary changes to the leverage ratios will revert to the previous ratios effective January 1, 2022. In addition, the amendment allowed for a permanent exclusion of up to $50 million in parent guaranteed indebtedness of foreign subsidiaries from funded indebtedness used in the calculation of the domestic leverage ratio.

At December 31, 2019, the Company had $335.0 million in outstanding borrowings and $3.3 million in outstanding letters of credit under the Credit Facility, leaving $161.7 million available for future borrowings. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2019 was 4.13% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2019. During 2019, the Company received net proceeds of $40.0 million from borrowings pursuant to the Credit Facility.
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

The Company used the proceeds from the Notes to repurchase, or otherwise redeem, its previously outstanding $200.0 million, 6.75% senior unsecured notes due 2021 (the “2021 Notes”). As a result, during 2017, the Company recognized a $14.1 million loss on extinguishment of debt related to the repurchase or redemption of the 2021 Notes.

As of December 31, 2019, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2019 are as follows (in thousands):

2020	$—
2021	—
2022	—
2023	—
2024	635,000
Thereafter	—
$635,000

NOTE 11 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2019, 2018 and 2017 consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income before income taxes (1):
Domestic	$145,570	$125,056	$93,365
Foreign	79,041	80,253	78,947
Income before income taxes	$224,611	$205,309	$172,312

Current income taxes:
Federal (2)	$26,624	$18,751	$15,995
Foreign	21,904	23,231	23,340
State and local	2,553	2,506	968
Current provision for income taxes	51,081	44,488	40,303

Deferred provision (benefit) for income taxes:
Federal (3)	7,498	7,621	(11,509)
Foreign	863	(566)	(1,079)
State and local	551	560	705
Total deferred provision (benefit) for income taxes	8,912	7,615	(11,883)

Provision for income taxes	$59,993	$52,103	$28,420

(1)	Includes the allocation of certain administrative expenses and intercompany payments, such as royalties and interest, between domestic and foreign subsidiaries.

(2)
The year ended December 31, 2017 includes a provisional $1.9 million income tax expense relating to the one-time mandatory tax on previously deferred earnings of the Company’s foreign subsidiaries as a result of the Tax Cuts and Jobs Act (“Tax Act”). The year ended December 31, 2018 includes a $1.5 million income tax benefit as a result of the Company’s finalization of certain estimates and tax positions used to record the 2017 provisional tax expense. The years ended December 31, 2019 and 2018 include $1.1 million and $0.8 million of income tax expense, respectively, relating to the global intangible low-taxed income (GILTI) inclusion.

(3)
The year ended December 31, 2017 includes a provisional $29.2 million income tax benefit resulting from the remeasurement of the Company’s domestic net deferred tax liabilities based on the lower corporate income tax rate as a result of the Tax Act. During 2018, the Company finalized certain estimates and tax positions used in the analysis of the 2017 provisional tax benefit resulting in no adjustments.

The Company does not include foreign subsidiaries in its consolidated U.S. federal income tax return, and it is the Company’s intent to indefinitely reinvest the earnings of these subsidiaries outside the U.S. At December 31, 2019, the cumulative amount of indefinitely reinvested earnings of foreign subsidiaries was $256.5 million, which would not be subject to additional U.S. taxes if the earnings were repatriated into the U.S.

The principal deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Property and equipment	$10,407	$8,073
Accrued fees on forfeited pawn loans	8,006	7,489
Deferred cost of goods sold deduction	5,721	3,494
Accrued compensation and employee benefits	2,163	1,912
State net operating losses	6,012	6,430
Other	4,428	6,027
Total deferred tax assets	36,737	33,425

Deferred tax liabilities:
Intangible assets	71,814	66,734
Net operating lease asset	5,819	—
Property and equipment	—	1,668
Other	2,812	1,807
Total deferred tax liabilities	80,445	70,209

Net deferred tax liabilities before valuation allowance	(43,708)	(36,784)
Valuation allowance	(6,012)	(6,430)
Net deferred tax liabilities	$(49,720)	$(43,214)

Reported as:
Deferred tax assets	$11,711	$11,640
Deferred tax liabilities	(61,431)	(54,854)
Net deferred tax liabilities	$(49,720)	$(43,214)

The Company has a valuation allowance of $6.0 million and $6.4 million as of December 31, 2019 and 2018, respectively, related to the deferred tax assets associated with its state net operating losses. The Company has evaluated the nature and timing of its other deferred tax assets and concluded that no additional valuation allowance is necessary.

The following is a reconciliation of income taxes calculated at the U.S. federal statutory rate to the provision for income taxes (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21%	21%	35%

Tax at the U.S. federal statutory rate	$47,168	$43,115	$60,309
State income tax, net of federal tax benefit of $652, $644 and $586, respectively	2,452	2,422	1,087
Net incremental income tax expense (benefit) from foreign earnings (1)	6,314	6,031	(5,442)
Net tax benefit resulting from the enactment of the Tax Act	—	(1,494)	(27,269)
Non-deductible compensation expense	2,074	1,827	—
Other taxes and adjustments, net	1,985	202	(265)
Provision for income taxes	$59,993	$52,103	$28,420

Effective tax rate	26.7%	25.4%	16.5%

(1)
Includes a $2.3 million, $3.3 million and $4.0 million foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company’s foreign operating subsidiaries are owned by a wholly-owned subsidiary located in the Netherlands. The foreign operating subsidiaries are subject to their respective foreign statutory rates, which differ from the U.S. federal statutory rate. The statutory tax rates in Mexico, Guatemala, El Salvador and Colombia are generally 30%, 25%, 30% and 33%, respectively. The statutory tax rate in the Netherlands is 0% on eligible dividends received from its foreign subsidiaries.

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

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the years ended December 31, 2019, 2018 and 2017.

The Company files federal income tax returns in the U.S., Mexico, Guatemala, El Salvador, Colombia and the Netherlands, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2016. The Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2016 with the exception of six states, which are not subject to examination for tax years prior to 2015. With respect to federal tax returns in Mexico, Guatemala, El Salvador, Colombia and the Netherlands, the tax years prior to 2014 are closed to examination. There are no state income taxes in Mexico, Guatemala, El Salvador, Colombia or the Netherlands.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company, in the ordinary course of business, is a defendant (actual or threatened) in certain lawsuits, arbitration claims and other general claims. In management’s opinion, any potential adverse result should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Guarantees

The Company offers a fee-based CSO Program to assist consumers in obtaining extensions of credit from an Independent Lender. Under the CSO Program, the Company assists customers in applying for a short-term extension of credit from an Independent Lender and issues the Independent Lender a guarantee for the repayment of the extension of credit. The Company is required to recognize, at the inception of the guarantee, a liability for the estimated fair value of the obligation undertaken by issuing the guarantees. The Company records the estimated fair value of the liability in accrued liabilities. The Company’s maximum loss exposure under all of the outstanding guarantees issued on behalf of its customers to the Independent Lender as of December 31, 2019 was $1.4 million compared to $6.2 million at December 31, 2018.

Gold Forward Sales Contracts

As of December 31, 2019, the Company had contractual commitments to deliver a total of 30,500 gold ounces between the months of January and December 2020 at a weighted-average price of $1,440 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes.

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill by segment were as follows (in thousands):

December 31, 2019	U.S. operations segment	Latin America operations segment	Total
Balance, beginning of year	$759,538	$157,881	$917,419
Acquisitions (see Note 3)	11,773	15,533	27,306
Effect of foreign currency translation	—	5,175	5,175
Other adjustments	—	(1,257)	(1,257)
Balance, end of year	$771,311	$177,332	$948,643

December 31, 2018
Balance, beginning of year	$743,997	$87,148	$831,145
Acquisitions (see Note 3)	15,541	71,427	86,968
Effect of foreign currency translation	—	(694)	(694)
Balance, end of year	$759,538	$157,881	$917,419

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2019 and 2018.

Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangible assets subject to amortization (in thousands):

	As of December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,899	$(21,681)	$4,218	$25,453	$(18,955)	$6,498
Executive non-compete agreements	—	—	—	8,700	(8,700)	—
	$25,899	$(21,681)	$4,218	$34,153	$(27,655)	$6,498

Customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the returning pawn customers. The executive non-compete agreements expired and were fully amortized during 2018.

Amortization expense for definite-lived intangible assets was $2.9 million, $6.6 million and $10.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining weighted-average amortization period for customer relationships is 1.1 years. Estimated future amortization expense is as follows (in thousands):

2020	$2,368
2021	1,300
2022	299
2023	231
2024	20
$4,218

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets as of December 31, 2019 and 2018, consist of the following (in thousands):

	As of December 31,
	2019	2018
Trade names	$46,300	$46,300
Pawn licenses (1)	34,107	34,092
Other indefinite-lived intangibles	1,250	1,250
	$81,657	$81,642

(1)	Costs to renew licenses with indefinite lives are expensed as incurred and recorded in store operating expenses in the consolidated statements of income.

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no impairment as of December 31, 2019 and 2018.

NOTE 14 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION
The Company has previously adopted equity and share-based compensation plans to attract and retain executive officers, directors and key employees. Under these plans, the Company has granted qualified and non-qualified common stock options and restricted stock unit awards to executive officers, directors and other key employees. At December 31, 2019, 3,500,000 shares were reserved for future grants to all employees and directors under the plans.

Restricted Stock Unit Awards

The Company has granted restricted stock units under the Company’s equity and share-based incentive compensation plans. The restricted stock units are settled in shares of common stock upon vesting. The performance-based awards vest three years from the date of the grant. The performance period for each of the performance-based grants is a three-year cumulative period beginning in January of the respective grant year. The Company’s level of achievement of the performance goals at the end of each respective performance period will result in awards between zero and the maximum share award. The award criteria for the 2019 performance-based grants relate to growth in the Company’s net income, adjusted for certain non-core and/or non-recurring items, growth in constant currency pawn revenue (retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales) and new (“de novo”) store openings over the three-year cumulative period. The award criteria for the 2018 and 2017 performance-based grants relate to growth in the Company’s net income, adjusted for certain non-core and/or non-recurring items, and total store additions over the respective three-year cumulative period. The time-based awards granted in 2019, 2018 and 2017 vest in equal annual installments, subject to continued employment with the Company, over a five year period from the grant date. The grant date fair value of the restricted stock units is based on the Company’s closing stock price on the day of the grant or subsequent award modification date, if applicable, and the fair value of performance-based awards is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods. The Company typically issues treasury shares to satisfy vested restricted stock unit awards.

The following table summarizes the restricted stock unit award activity for the years ended December 31, 2019, 2018 and 2017 (shares in thousands):

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	254	$59.53	157	$47.36	30	$45.93
Performance-based grants (1)	109	86.86	102	72.70	117	48.25
Time-based grants	19	86.86	17	72.70	20	43.55
Performance-based vested	(10)	45.93	(10)	45.93	(10)	45.93
Time-based vested	(15)	73.78	(12)	43.55	—	—
Outstanding at end of year	357	$69.13	254	$59.53	157	$47.36

(1)	Represents the maximum possible award. The Company’s level of achievement of the respective performance goals will result in actual vesting of between zero shares and the maximum share award.

Restricted stock unit awards vesting in 2019, 2018 and 2017 had an aggregate intrinsic value of $2.1 million, $1.6 million and $0.7 million, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $28.8 million at December 31, 2019.

Stock Options

The Company has not issued common stock options in the last eight years. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally had a maximum duration of ten years. The Company typically issues treasury shares to satisfy stock option exercises.

Stock options outstanding as of December 31, 2019 are as follows (shares in thousands):

		Weighted-Average	Currently
Exercise Price	Option Shares	Remaining Life	Exercisable Shares
$38.00	40	1.9	20
40.00	30	1.0	20
	70	1.5	40

The following table summarizes stock option activity for the years ended December 31, 2019, 2018 and 2017 (shares in thousands):

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	80	$39.00	90	$39.11	103	$37.34
Exercised	(10)	40.00	(10)	40.00	(13)	24.57
Outstanding at end of year	70	38.86	80	39.00	90	39.11

Exercisable at end of year	40	39.00	30	39.33	20	40.00

At December 31, 2019, the aggregate intrinsic value for the stock options outstanding was $2.9 million, of which $1.7 million was exercisable at the end of the year, with weighted-average remaining contractual terms of 1.5 years. The aggregate intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019.

The total intrinsic value of options exercised for 2019, 2018 and 2017 was $0.6 million, $0.5 million and $0.3 million, respectively. The intrinsic values are based on the closing price of the Company’s stock on the date of exercise.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross compensation costs:
Restricted stock unit awards	$8,637	$5,712	$2,959
Stock options	43	74	110
Total gross compensation costs	8,680	5,786	3,069

Income tax benefits:
Restricted stock unit awards	(302)	(1,320)	(1,036)
Exercise of stock options	(114)	(94)	(39)
Total income tax benefits	(416)	(1,414)	(1,075)

Net compensation expense	$8,264	$4,372	$1,994

As of December 31, 2019, the total compensation cost related to non-vested restricted stock unit awards not yet recognized was $9.8 million and is expected to be recognized over the weighted-average period of 1.4 years. As of December 31, 2019, the total compensation cost related to non-vested stock options not yet recognized was $16,000 and is expected to be recognized over the weighted-average period of 0.5 years.

NOTE 15 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 5% of contributions at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds based on participant direction. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $3.1 million, $3.1 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations - Includes all pawn and unsecured consumer loan operations in the U.S.

•	Latin America operations - Includes all pawn operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia.

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

The following tables present reportable segment information for the years ended December 31, 2019, 2018 and 2017 as well as separately identified segment assets (in thousands):

	Year Ended December 31, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$722,127	$453,434	$—	$1,175,561
Pawn loan fees	379,395	185,429	—	564,824
Wholesale scrap jewelry sales	71,813	32,063	—	103,876
Consumer loan and credit services fees (1)	20,178	—	—	20,178
Total revenue	1,193,513	670,926	—	1,864,439

Cost of revenue:
Cost of retail merchandise sold	447,911	297,950	—	745,861
Cost of wholesale scrap jewelry sold	65,941	30,131	—	96,072
Consumer loan and credit services loss provision (1)	4,159	—	—	4,159
Total cost of revenue	518,011	328,081	—	846,092

Net revenue	675,502	342,845	—	1,018,347

Expenses and other income:
Store operating expenses	412,508	183,031	—	595,539
Administrative expenses	—	—	122,334	122,334
Depreciation and amortization	20,860	14,626	6,418	41,904
Interest expense	—	—	34,035	34,035
Interest income	—	—	(1,055)	(1,055)
Merger and other acquisition expenses	—	—	1,766	1,766
Loss on foreign exchange	—	—	(787)	(787)
Total expenses and other income	433,368	197,657	162,711	793,736

Income (loss) before income taxes	$242,134	$145,188	$(162,711)	$224,611

	As of December 31, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$268,793	$100,734	$—	$369,527
Consumer loans, net (1)	751	—	—	751
Inventories	181,320	83,936	—	265,256
Goodwill	771,311	177,332	—	948,643
Total assets	1,767,504	574,059	97,877	2,439,440

(1)	The Company ceased offering unsecured consumer lending and credit services products in all of its Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019.

	Year Ended December 31, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$709,594	$382,020	$—	$1,091,614
Pawn loan fees	373,406	151,740	—	525,146
Wholesale scrap jewelry sales	85,718	22,103	—	107,821
Consumer loan and credit services fees (1)	55,417	860	—	56,277
Total revenue	1,224,135	556,723	—	1,780,858

Cost of revenue:
Cost of retail merchandise sold	450,516	246,150	—	696,666
Cost of wholesale scrap jewelry sold	78,308	21,656	—	99,964
Consumer loan and credit services loss provision (1)	17,223	238	—	17,461
Total cost of revenue	546,047	268,044	—	814,091

Net revenue	678,088	288,679	—	966,767

Expenses and other income:
Store operating expenses	414,097	149,224	—	563,321
Administrative expenses	—	—	120,042	120,042
Depreciation and amortization	21,021	11,333	10,607	42,961
Interest expense	—	—	29,173	29,173
Interest income	—	—	(2,444)	(2,444)
Merger and other acquisition expenses	—	—	7,643	7,643
Loss on foreign exchange	—	—	762	762
Total expenses and other income	435,118	160,557	165,783	761,458

Income (loss) before income taxes	$242,970	$128,122	$(165,783)	$205,309

	As of December 31, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$271,584	$91,357	$—	$362,941
Consumer loans, net (1)	15,902	—	—	15,902
Inventories	199,978	75,152	—	275,130
Goodwill	759,538	157,881	—	917,419
Total assets	1,534,542	407,282	166,150	2,107,974

(1)	Effective June 30, 2018, the Company no longer offers an unsecured consumer loan product in Latin America.

	Year Ended December 31, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$717,490	$333,609	$—	$1,051,099
Pawn loan fees	380,596	130,309	—	510,905
Wholesale scrap jewelry sales	119,197	21,645	—	140,842
Consumer loan and credit services fees	75,209	1,767	—	76,976
Total revenue	1,292,492	487,330	—	1,779,822

Cost of revenue:
Cost of retail merchandise sold	468,527	211,176	—	679,703
Cost of wholesale scrap jewelry sold	112,467	20,327	—	132,794
Consumer loan and credit services loss provision	19,431	388	—	19,819
Total cost of revenue	600,425	231,891	—	832,316

Net revenue	692,067	255,439	—	947,506

Expenses and other income:
Store operating expenses (1)	423,214	128,977	—	552,191
Administrative expenses	—	—	122,473	122,473
Depreciation and amortization	24,073	10,311	20,849	55,233
Interest expense	—	—	24,035	24,035
Interest income	—	—	(1,597)	(1,597)
Merger and other acquisition expenses	—	—	9,062	9,062
Gain on foreign exchange (1)	—	—	(317)	(317)
Loss on extinguishment of debt	—	—	14,114	14,114
Total expenses and other income	447,287	139,288	188,619	775,194

Income (loss) before income taxes	$244,780	$116,151	$(188,619)	$172,312

(1)
The gain on foreign exchange for the Latin America operations segment of $0.3 million for 2017 was reclassified on the consolidated statements of income in order to conform with the presentation for the year ended December 31, 2019. The gain on foreign exchange was reclassified from store operating expenses and reported separately on the consolidated statements of income.

	As of December 31, 2017
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$276,570	$68,178	$—	$344,748
Consumer loans, net	23,179	343	—	23,522
Inventories	216,739	60,032	—	276,771
Goodwill	743,997	87,148	—	831,145
Total assets	1,527,012	282,605	253,167	2,062,784

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except operating lease right of use asset, goodwill, intangibles, net and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
U.S.	$1,193,513	$1,224,135	$1,292,492
Mexico	641,505	531,744	464,161
Other Latin America	29,421	24,979	23,169
	$1,864,439	$1,780,858	$1,779,822

Long-lived assets:
U.S.	$254,395	$226,358	$227,659
Mexico	80,385	65,260	53,175
Other Latin America	12,893	9,265	3,552
	$347,673	$300,883	$284,386

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 are set forth in the table below (in thousands, except per share amounts). The Company’s operations are subject to seasonal fluctuations. The Company computed the quarterly diluted earnings per share amounts as if each quarter was a discrete period based on that quarter’s weighted-average shares outstanding. As a result, the sum of the diluted earnings per share by quarter will not necessarily total the annual diluted earnings per share.

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Total revenue	$467,604	$446,014	$452,459	$498,362
Total cost of revenue	211,805	201,709	201,480	231,098
Net revenue	255,799	244,305	250,979	267,264
Total expenses and other income	196,956	199,019	202,015	195,746
Net income	42,655	33,048	34,761	54,154
Diluted earnings per share	0.98	0.76	0.81	1.27
Diluted weighted-average shares	43,658	43,256	43,167	42,760

2018
Total revenue	$449,800	$419,972	$429,878	$481,208
Total cost of revenue	210,719	191,544	192,620	219,208
Net revenue	239,081	228,428	237,258	262,000
Total expenses and other income	183,302	186,157	193,175	198,824
Net income	41,635	30,171	33,325	48,075
Diluted earnings per share	0.90	0.67	0.76	1.09
Diluted weighted-average shares	46,479	45,043	44,116	43,936