Form 10-Q
period 2020-03-31
FIRSTCASH, INC
filed 2020-04-27
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

As of April 21, 2020, there were 41,440,498 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments (1) related to the COVID-19 pandemic, which include risks and uncertainties related to the current unknown duration of the COVID-19 pandemic, the impact of governmental regulations that have been, and may in the future be, imposed in response to the pandemic, including regulations which could adversely affect the Company’s ability to continue to operate as an “essential business,” potential changes in consumer behavior and shopping patterns, which could impact demand for both the Company’s pawn loan and retail products, the potential effects of government stimulus packages, the deterioration in the economic conditions in the United States and Latin America, which potentially could have an impact on discretionary consumer spending, and currency fluctuations, primarily involving the Mexican peso and (2) those discussed and described in the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2020, including the risks described in Part 1, Item 1A, “Risk Factors” thereof, in this quarterly report on Form 10-Q, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2020	2019	2019
ASSETS
Cash and cash equivalents	$75,464	$49,663	$46,527
Fees and service charges receivable	40,121	43,993	46,686
Pawn loans	314,296	345,200	369,527
Consumer loans, net	410	11,017	751
Inventories	227,876	257,803	265,256
Income taxes receivable	4,279	1,096	875
Prepaid expenses and other current assets	10,326	9,329	11,367
Total current assets	672,772	718,101	740,989

Property and equipment, net	329,066	276,397	336,167
Operating lease right of use asset	280,840	298,167	304,549
Goodwill	927,290	932,773	948,643
Intangible assets, net	84,999	87,810	85,875
Other assets	9,188	10,927	11,506
Deferred tax assets	8,718	11,608	11,711
Total assets	$2,312,873	$2,335,783	$2,439,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$74,805	$77,363	$72,398
Customer deposits	39,728	40,055	39,736
Income taxes payable	9,832	7,484	4,302
Lease liability, current	82,355	84,946	86,466
Total current liabilities	206,720	209,848	202,902

Revolving unsecured credit facilities	355,519	255,000	335,000
Senior unsecured notes	296,744	296,053	296,568
Deferred tax liabilities	64,728	57,496	61,431
Lease liability, non-current	181,787	188,970	193,504
Total liabilities	1,105,498	1,007,367	1,089,405

Stockholders’ equity:
Common stock	493	493	493
Additional paid-in capital	1,224,113	1,225,482	1,231,528
Retained earnings	749,126	638,574	727,476
Accumulated other comprehensive loss	(180,472)	(107,694)	(96,969)
Common stock held in treasury, at cost	(585,885)	(428,439)	(512,493)
Total stockholders’ equity	1,207,375	1,328,416	1,350,035
Total liabilities and stockholders’ equity	$2,312,873	$2,335,783	$2,439,440

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Retail merchandise sales	$296,629	$284,241
Pawn loan fees	142,115	141,192
Wholesale scrap jewelry sales	26,371	31,710
Consumer loan and credit services fees	1,375	10,461
Total revenue	466,490	467,604

Cost of revenue:
Cost of retail merchandise sold	184,695	179,349
Cost of wholesale scrap jewelry sold	22,847	30,353
Consumer loan and credit services loss provision	(361)	2,103
Total cost of revenue	207,181	211,805

Net revenue	259,309	255,799

Expenses and other income:
Store operating expenses	153,500	146,852
Administrative expenses	32,902	32,154
Depreciation and amortization	10,674	9,874
Interest expense	8,418	8,370
Interest income	(185)	(204)
Merger and other acquisition expenses	68	149
Loss (gain) on foreign exchange	2,685	(239)
Write-offs and impairments of certain lease intangibles and other assets	5,530	—
Total expenses and other income	213,592	196,956

Income before income taxes	45,717	58,843

Provision for income taxes	12,799	16,188

Net income	$32,918	$42,655

Earnings per share:
Basic	$0.79	$0.98
Diluted	$0.78	$0.98

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$32,918	$42,655
Other comprehensive income (loss):
Currency translation adjustment	(83,503)	5,423
Comprehensive income (loss)	$(50,585)	$48,078

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2019	49,276	$493	$1,231,528	$727,476	$(96,969)	6,947	$(512,493)	$1,350,035
Shares issued under share-based com-pensation plan, net of 46 shares net-settled	—	—	(10,266)	—	—	(93)	6,939	(3,327)
Share-based compensation expense	—	—	2,851	—	—	—	—	2,851
Net income	—	—	—	32,918	—	—	—	32,918
Cash dividends ($0.27 per share)	—	—	—	(11,268)	—	—	—	(11,268)
Currency translation adjustment	—	—	—	—	(83,503)	—	—	(83,503)
Purchases of treasury stock	—	—	—	—	—	981	(80,331)	(80,331)
As of 3/31/2020	49,276	$493	$1,224,113	$749,126	$(180,472)	7,835	$(585,885)	$1,207,375

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2018	49,276	$493	$1,224,608	$606,810	$(113,117)	5,673	$(400,690)	$1,318,104
Shares issued under share-based com-pensation plan	—	—	(1,441)	—	—	(21)	1,441	—
Share-based compensation expense	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	42,655	—	—	—	42,655
Cash dividends ($0.25 per share)	—	—	—	(10,891)	—	—	—	(10,891)
Currency translation adjustment	—	—	—	—	5,423	—	—	5,423
Purchases of treasury stock	—	—	—	—	—	343	(29,190)	(29,190)
As of 3/31/2019	49,276	$493	$1,225,482	$638,574	$(107,694)	5,995	$(428,439)	$1,328,416

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities:
Net income	$32,918	$42,655
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	(729)	1,335
Share-based compensation expense	2,851	2,315
Depreciation and amortization expense	10,674	9,874
Amortization of debt issuance costs	387	473
Non-cash write-offs and impairments of certain lease intangibles and other assets	5,530	—
Deferred income taxes, net	4,239	2,855
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	3,673	2,093
Inventories	6,951	5,874
Prepaid expenses and other assets	355	776
Accounts payable, accrued liabilities and other liabilities	9,755	(3,560)
Income taxes	781	7,007
Net cash flow provided by operating activities	77,385	71,697
Cash flow from investing activities:
Loan receivables, net of cash repayments	52,279	42,216
Purchases of furniture, fixtures, equipment and improvements	(10,581)	(9,658)
Purchases of store real property	(9,617)	(22,145)
Acquisitions of pawn stores, net of cash acquired	(5,477)	(24,520)
Net cash flow provided by (used in) investing activities	26,604	(14,107)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	106,925	43,000
Repayments of unsecured credit facilities	(88,000)	(83,000)
Debt issuance costs paid	(130)	—
Purchases of treasury stock	(80,331)	(29,599)
Dividends paid	(11,268)	(10,891)
Net cash flow used in financing activities	(72,804)	(80,490)
Effect of exchange rates on cash	(2,248)	770
Change in cash and cash equivalents	28,937	(22,130)
Cash and cash equivalents at beginning of the period	46,527	71,793
Cash and cash equivalents at end of the period	$75,464	$49,663

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2019, which is derived from audited financial statements, and the unaudited consolidated financial statements, including the notes thereto, include the accounts of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2020. The consolidated financial statements as of March 31, 2020 and 2019, and for the three month periods ended March 31, 2020 and 2019, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the Financial Accounting Standards Board issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the Financial Accounting Standards Board issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the Financial Accounting Standards Board issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the Financial Accounting Standards Board issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be adopted on a prospective basis. The adoption of ASU 2017-04 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the Financial Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

In March 2020, the Financial Accounting Standards Board issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the Financial Accounting Standards Board issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income	$32,918	$42,655

Denominator:
Weighted-average common shares for calculating basic earnings per share	41,912	43,518
Effect of dilutive securities:
Stock options and restricted stock unit awards	95	140
Weighted-average common shares for calculating diluted earnings per share	42,007	43,658

Earnings per share:
Basic	$0.79	$0.98
Diluted	$0.78	$0.98

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the three months ended March 31, 2020, the Company acquired a 36-store chain of pawn stores from an independent operator in Mexico. The purchase price totaled $7.0 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $3.7 million in cash paid at the closing date on March 31, 2020 and remaining short-term amounts payable to the seller of approximately $3.3 million.

The purchase price of the 2020 acquisition was allocated to assets acquired and liabilities assumed based upon the estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. This acquisition was not material to the Company’s consolidated financial statements.

Note 4 - Operating Leases

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of March 31, 2020 and 2019 was 3.9 years and 4.0 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of March 31, 2020 and 2019 was 7.8% and 7.2%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $4.4 million and a gain of $0.3 million during the three months ended March 31, 2020 and 2019, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating lease expense	$31,210	$30,980
Variable lease expense (1)	3,545	2,075
Total operating lease expense	$34,755	$33,055

(1)	Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of March 31, 2020 (in thousands):

Nine months ending December 31, 2020	$76,393
2021	84,670
2022	62,293
2023	43,372
2024	23,004
Thereafter	15,886
Total	$305,618
Less amount of lease payments representing interest	(41,476)
Total present value of lease payments	$264,142

The following table details supplemental cash flow information related to operating leases for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$28,835	$28,840
Leased assets obtained in exchange for new operating lease liabilities	$24,983	$2,551

Note 5 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of March 31,		As of December 31,
	2020	2019	2019
Revolving unsecured credit facility, maturing 2024 (1)	$330,000	$255,000	$335,000
Revolving unsecured uncommitted credit facility, maturing 2023 (1)	25,519	—	—
5.375% senior unsecured notes due 2024 (2)	296,744	296,053	296,568
Total long-term debt	$652,263	$551,053	$631,568

(1)	Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)
As of March 31, 2020, 2019 and December 31, 2019, deferred debt issuance costs of $3.3 million, $3.9 million and $3.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of March 31, 2020, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024, which would accelerate to 90 days prior to the maturity of the Company’s senior unsecured notes due June 1, 2024 if the Company’s senior unsecured notes have not been refinanced or otherwise extended past December 19, 2024 by such date. As of March 31, 2020, the Company had $330.0 million in outstanding borrowings and $3.3 million in outstanding letters of credit under the Credit Facility, leaving $166.7 million available for future borrowings. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2020 was 3.16% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2020. During the three months ended March 31, 2020, the Company made net payments of $5.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

During March 2020, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility matures on March 9, 2023 and, as of March 31, 2020, was fully drawn, leaving no availability for future borrowings. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) plus a fixed spread of 2.5%. The interest rate on the amount outstanding under the Mexico Credit Facility at March 31, 2020 was 9.71%. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of March 31, 2020. During the three months ended March 31, 2020, the Company received net proceeds of $600.0 million Mexican pesos from borrowings pursuant to the Mexico Credit Facility.

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

Recurring Fair Value Measurements

As of March 31, 2020, 2019 and December 31, 2019, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. During the three months ended March 31, 2020, the Company recorded $1.9 million impairment related to a non-financial, non-operating asset that was included in other assets in the consolidated balance sheets.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2020, 2019 and December 31, 2019 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,464	$75,464	$75,464	$—	$—
Fees and service charges receivable	40,121	40,121	—	—	40,121
Pawn loans	314,296	314,296	—	—	314,296
Consumer loans, net	410	410	—	—	410
	$430,291	$430,291	$75,464	$—	$354,827

Financial liabilities:
Revolving unsecured credit facilities	$355,519	$355,519	$—	$355,519	$—
Senior unsecured notes (outstanding principal)	300,000	276,000	—	276,000	—
	$655,519	$631,519	$—	$631,519	$—

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$49,663	$49,663	$49,663	$—	$—
Fees and service charges receivable	43,993	43,993	—	—	43,993
Pawn loans	345,200	345,200	—	—	345,200
Consumer loans, net	11,017	11,017	—	—	11,017
	$449,873	$449,873	$49,663	$—	$400,210

Financial liabilities:
Revolving unsecured credit facility	$255,000	$255,000	$—	$255,000	$—
Senior unsecured notes (outstanding principal)	300,000	306,000	—	306,000	—
	$555,000	$561,000	$—	$561,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,527	$46,527	$46,527	$—	$—
Fees and service charges receivable	46,686	46,686	—	—	46,686
Pawn loans	369,527	369,527	—	—	369,527
Consumer loans, net	751	751	—	—	751
	$463,491	$463,491	$46,527	$—	$416,964

Financial liabilities:
Revolving unsecured credit facility	$335,000	$335,000	$—	$335,000	$—
Senior unsecured notes (outstanding principal)	300,000	310,000	—	310,000	—
	$635,000	$645,000	$—	$645,000	$—

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

The carrying value of the unsecured credit facilities approximate fair value as of March 31, 2020, 2019 and December 31, 2019. The fair value of the unsecured credit facilities are estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or TIIE and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

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

The following tables present reportable segment information for the three month period ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$195,966	$100,663	$—	$296,629
Pawn loan fees	97,857	44,258	—	142,115
Wholesale scrap jewelry sales	15,478	10,893	—	26,371
Consumer loan and credit services fees	1,375	—	—	1,375
Total revenue	310,676	155,814	—	466,490

Cost of revenue:
Cost of retail merchandise sold	119,529	65,166	—	184,695
Cost of wholesale scrap jewelry sold	14,006	8,841	—	22,847
Consumer loan and credit services loss provision	(361)	—	—	(361)
Total cost of revenue	133,174	74,007	—	207,181

Net revenue	177,502	81,807	—	259,309

Expenses and other income:
Store operating expenses	107,706	45,794	—	153,500
Administrative expenses	—	—	32,902	32,902
Depreciation and amortization	5,401	4,063	1,210	10,674
Interest expense	—	—	8,418	8,418
Interest income	—	—	(185)	(185)
Merger and other acquisition expenses	—	—	68	68
Loss on foreign exchange	—	—	2,685	2,685
Write-offs and impairments of certain lease intangibles and other assets	—	—	5,530	5,530
Total expenses and other income	113,107	49,857	50,628	213,592

Income (loss) before income taxes	$64,395	$31,950	$(50,628)	$45,717

	Three Months Ended March 31, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$186,815	$97,426	$—	$284,241
Pawn loan fees	97,876	43,316	—	141,192
Wholesale scrap jewelry sales	22,785	8,925	—	31,710
Consumer loan and credit services fees	10,461	—	—	10,461
Total revenue	317,937	149,667	—	467,604

Cost of revenue:
Cost of retail merchandise sold	117,744	61,605	—	179,349
Cost of wholesale scrap jewelry sold	21,270	9,083	—	30,353
Consumer loan and credit services loss provision	2,103	—	—	2,103
Total cost of revenue	141,117	70,688	—	211,805

Net revenue	176,820	78,979	—	255,799

Expenses and other income:
Store operating expenses	103,884	42,968	—	146,852
Administrative expenses	—	—	32,154	32,154
Depreciation and amortization	5,045	3,305	1,524	9,874
Interest expense	—	—	8,370	8,370
Interest income	—	—	(204)	(204)
Merger and other acquisition expenses	—	—	149	149
Gain on foreign exchange	—	—	(239)	(239)
Total expenses and other income	108,929	46,273	41,754	196,956

Income (loss) before income taxes	$67,891	$32,706	$(41,754)	$58,843

Note 8 - Subsequent Event

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China, which has and is continuing to spread throughout the world. In March of 2020, the World Health Organization declared the outbreak as a pandemic. The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity and scope of the outbreak, and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others.

The health and safety of customers and employees of the Company are of the utmost importance. The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely conduct transactions in each location. The Company has taken, and will continue to take, temporary precautionary measures in accordance with the guidelines of the Centers for Disease Control and other federal, state and local authorities. This includes the adoption of strict social distancing and hygiene protocols within all of the Company’s store locations intended to help minimize the risk of COVID-19 to its customers and employees. Also, in an effort to improve social distancing, the Company has temporarily allowed the majority of its work force at its corporate offices to work remotely.

The global impact of the pandemic has been rapidly evolving and many countries, states and other local government officials have reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures and restricting travel. The Company’s business depends heavily on the uninterrupted operation of its stores. In general, in most jurisdictions where the Company has stores, pawnshops have been designated an essential service by federal guidelines and/or local regulations and are allowed to remain open. However, there can be no assurance that pawnshops will remain designated as an essential service or that government officials will not expand business closures to include pawnshops, which would have a material adverse effect on the Company’s operations and financial condition.

In addition, consumer fears about becoming ill with COVID-19 may continue, and consumer behavior may change as a result of COVID-19, which could materially and adversely affect traffic to the Company’s stores. Consumer spending and loan demand generally may also be impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession and other uncertainties from the effects of government stimulus programs resulting from the COVID-19 pandemic.

The economic global uncertainty resulting from COVID-19 has also resulted in increased currency volatility that has resulted in adverse currency rate fluctuations, especially with respect to the Mexican peso. There is no guarantee these adverse currency rate fluctuations will not continue or accelerate in the future.

The rapid development and fluidity of this situation makes it nearly impossible to predict the ultimate adverse impact of COVID-19 on the Company’s business and operations. Nevertheless, COVID-19 presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,700 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments is pledged as collateral for the pawn loans and held by the Company over the term of the loan plus a stated grace period. In addition, a small number of the Company’s pawn stores offer credit services products or unsecured consumer loans. The Company’s strategy is to grow revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for more than 99% and approximately 98% of the Company’s consolidated revenue during the three month periods ended March 31, 2020 and 2019, respectively.

The Company operates six stand-alone consumer finance stores in the U.S. which provide credit services and/or consumer loans. In addition, 40 of the Company’s pawn stores also offer credit services and/or consumer loans as ancillary products. These products have been deemphasized by the Company in recent years due to regulatory constraints and increased internet based competition for such products. The Company ceased offering unsecured consumer lending and credit services products in all of its Ohio locations on April 26, 2019 and closed 52 Ohio locations during the second quarter of 2019. See “Results of Operations - Consumer Lending Operations” for further discussion. Consumer loan and credit services revenue accounted for less than 1% and approximately 2% of consolidated revenue during the three month periods ended March 31, 2020 and 2019, respectively.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all pawn and consumer loan operations in the U.S. and the Latin America operations segment consists of all pawn operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia.

OPERATIONS AND LOCATIONS

As of March 31, 2020, the Company had 2,740 store locations composed of 1,052 stores in 24 U.S. states and the District of Columbia, 1,608 stores in 32 states in Mexico, 55 stores in Guatemala, 13 stores in El Salvador and 12 stores in Colombia.

The following table details store count activity:

	Three Months Ended March 31, 2020
	U.S.	Latin America
	Operations Segment (1)	Operations Segment (2)	Total Locations
Total locations, beginning of period	1,056	1,623	2,679
New locations opened	—	31	31
Locations acquired	—	36	36
Locations closed or consolidated	(4)	(2)	(6)
Total locations, end of period	1,052	1,688	2,740

(1)
At March 31, 2020, includes six consumer loan locations located in Texas, which only offer credit services products. This compares to 15 consumer loan locations which only offered consumer loans and/or credit services as of March 31, 2019. At March 31, 2020, 40 of the pawn stores, primarily located in Texas, also offered consumer loans and/or credit services primarily as an ancillary product. This compares to 261 U.S. pawn locations which offered such products as of March 31, 2019. The table does not include 43 check cashing locations operated by independent franchisees under franchising agreements with the Company.

(2)	The table does not include 37 Mexico pawn locations operated by independent franchisees under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2019 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2020.

RESULTS OF OPERATIONS (unaudited)

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China, which has and is continuing to spread throughout the world. In March of 2020, the World Health Organization declared the outbreak as a pandemic. The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity and scope of the outbreak, and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others.

The health and safety of customers and employees of the Company are of the utmost importance. The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely conduct transactions in each location. The Company has taken, and will continue to take, temporary precautionary measures in accordance with the guidelines of the Centers for Disease Control and other federal, state and local authorities.This includes the adoption of strict social distancing and hygiene protocols within all of the Company’s store locations intended to help minimize the risk of COVID-19 to its customers and employees, Also, in an effort to improve social distancing, the Company has temporarily allowed the majority of its work force at its corporate offices to work remotely.

The global impact of the pandemic has been rapidly evolving and many countries, states and other local government officials have reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures and restricting travel. The Company’s business depends heavily on the uninterrupted operation of its stores. All of the U.S. stores are currently open and, at this time, the Company is not aware of any state or local jurisdictions that have determined its stores to be non-essential. In Mexico, where we have 1,608 locations, pawn stores have been deemed an essential operation by PROFECO, the federal regulator for all retailers, including FirstCash. Currently there are approximately 30 stores in Mexico that are closed primarily due to orders by local authorities. In addition, there are approximately 100 stores in Mexico which are able to provide all lending services but have restrictions on most retailing activities at this time. In Central and South America, 27 of the Company’s stores are currently closed, due primarily to broad-based lock-downs of almost all business activities in Colombia and El Salvador for the time being. However, there can be no assurance that pawnshops will remain designated as an essential service or that government officials will not expand business closures to include pawnshops, which would have a material adverse effect on the Company’s operations and financial condition.

In addition, consumer fears about becoming ill with COVID-19 may continue, and consumer behavior may change as a result of COVID-19, which could materially and adversely affect traffic to the Company’s stores. Consumer spending and loan demand generally may also be impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession and other uncertainties from the effects of government stimulus programs resulting from the COVID-19 pandemic.

The economic global uncertainty resulting from COVID-19 has also resulted in increased currency volatility that has resulted in adverse currency rate fluctuations, especially with respect to the Mexican peso. There is no guarantee these adverse currency rate fluctuations will not continue or accelerate in the future.

The rapid development and fluidity of this situation makes it nearly impossible to predict the ultimate adverse impact of COVID-19 on the Company’s business and operations. Nevertheless, COVID-19 presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. See Part II, Item 1A for an update to the Company’s risk factors related to the COVID-19 pandemic.

First Quarter and Early April 2020 Overview and Trends

In the U.S., the seasonal impact from the normal first quarter tax refunds, which averaged approximately $3,125 per household, was slightly greater than expected. The refunds contributed to better than expected retail sales volumes and margins in February and March along with higher than expected seasonal pay-downs of pawn receivables of 17% over the full quarter. This compares to the typical first quarter reduction in pawn loans of approximately 15%.

The U.S. business has been further impacted in April as customers started receiving federal stimulus payments, which are in effect a “second tax refund,” assuming a stimulus payment of $3,400 for the typical family of four. Despite the severe and broad-based economic impacts of COVID-19 on so many businesses and individuals, many of the Company’s U.S. customers appear to be somewhat more liquid than would be expected given increased unemployment rates. In addition to stimulus payments, the Company believes that many of its customers have temporarily reduced their normal levels of spending significantly, as they adhere to strict “shelter-in-place” regulations resulting in reduced expenditures on gasoline, dining out, travel, entertainment, childcare and other services.

Accordingly, the U.S. results so far in April have seen both significantly elevated retail sales and loan redemptions, coupled with a lower than normal volume of new loans being written. Currently, U.S. pawn loans have declined approximately 14% since the beginning of April, when normal seasonal trends for the month would typically see flat to slightly increased pawn balances. While the increased volume of loan redemptions is to date driving an approximate 12% increase in collected pawn fees for April compared to last year, expected fee income after April will be impacted by the reduced loan balances.

Offsetting much of the near term impact of lower pawn balances is the U.S. retail business, where same-store retail sales in the first three weeks of April were up approximately 29% versus the same period last year with margins consistent with the first quarter. Much of the retail sales growth has been driven by strong demand for essential “stay at home” product categories, including electronics utilized for remote work or online learning and other “home-based” recreational products, such as gaming consoles and sporting goods.

In Latin America, retail sales increased 3% (7% on a constant currency basis) during the first quarter and retail margins were 35%, which was an improvement over the prior sequential quarter margins of 32%, while scrap jewelry margins and pawn yields improved as well.

Thus far in April, the Company saw trends in Latin America being similar to those in the U.S., though less pronounced given the lack of large, broad-based direct payment stimulus programs thus far in the Company’s Latin America markets. Pawn loans outstanding in Mexico have declined approximately 8% since the beginning of April, when the Company would normally experience slight seasonal growth. Retail sales in Latin America were slightly higher than expected, excluding locations where stores are currently closed or have restricted retail operations. Similar to consumer behavior in the U.S., the Company also believes that many of its Latin American customers are staying close to home, and as a result, are limiting personal spending and borrowing activities to some extent.

Adding to the uncertainty is increased volatility of foreign currencies, including the Mexican peso, resulting from the economic disruption caused by COVID-19. Although the Company reinvests its LatAm earnings in-market, currency volatility will have a significant impact on the Company’s earnings when translated into U.S. dollars.

Constant Currency Results

The Company’s management reviews and analyzes operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The wholesale scrap jewelry sales in Latin America are priced and settled in U.S. dollars and are not affected by foreign currency translation, as are a small percentage of the operating and administrative expenses in Latin America, which are billed and paid in U.S. dollars.

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	March 31,		Favorable /
	2020	2019	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	23.5	19.4	(21)%
Three months ended	19.9	19.2	(4)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.7	—%
Three months ended	7.7	7.7	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,065	3,175	(28)%
Three months ended	3,533	3,137	(13)%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and unsecured consumer loans, net, as well as other earning asset metrics of the U.S. operations segment as of March 31, 2020 as compared to March 31, 2019 (dollars in thousands, except as otherwise noted):

	As of March 31,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$224,121	$233,649	(4)%
Inventories	162,142	175,236	(7)%
Consumer loans, net (1)	410	11,017	(96)%
	$386,673	$419,902	(8)%

Average outstanding pawn loan amount (in ones)	$182	$173	5%

Composition of pawn collateral:
General merchandise	31%	34%
Jewelry	69%	66%
	100%	100%

Composition of inventories:
General merchandise	42%	42%
Jewelry	58%	58%
	100%	100%

Percentage of inventory aged greater than one year	3%	4%

Inventory turns (trailing twelve months retail sales divided by average inventories)	2.9 times	2.7 times

(1)
Does not include the off-balance sheet principal portion of active extensions of credit made by independent third-party lenders, which are guaranteed by the Company through its credit services organization program. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $0.7 million and $3.4 million as of March 31, 2020 and 2019, respectively. The Company has been discontinuing the offering of unsecured consumer lending products in its stores as it continues to strategically deemphasize its consumer lending operations. See “— Consumer Lending Operations” for further discussion.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	March 31,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$195,966	$186,815	5%
Pawn loan fees	97,857	97,876	—%
Wholesale scrap jewelry sales	15,478	22,785	(32)%
Consumer loan and credit services fees (1)	1,375	10,461	(87)%
Total revenue	310,676	317,937	(2)%

Cost of revenue:
Cost of retail merchandise sold	119,529	117,744	2%
Cost of wholesale scrap jewelry sold	14,006	21,270	(34)%
Consumer loan and credit services loss provision (1)	(361)	2,103	(117)%
Total cost of revenue	133,174	141,117	(6)%

Net revenue	177,502	176,820	—%

Segment expenses:
Store operating expenses	107,706	103,884	4%
Depreciation and amortization	5,401	5,045	7%
Total segment expenses	113,107	108,929	4%

Segment pre-tax operating income	$64,395	$67,891	(5)%

(1)
The Company has been discontinuing the offering of unsecured consumer lending products in its stores as it continues to strategically deemphasize its consumer lending operations. See “— Consumer Lending Operations” for further discussion.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 5% to $196.0 million during the first quarter of 2020 compared to $186.8 million for the first quarter of 2019. Same-store retail sales increased 4% in the first quarter of 2020 compared to the first quarter of 2019. The increase in total and same-store retail sales was primarily due to increased sales associated with seasonal first quarter tax refunds during the current-year quarter compared to the prior-year quarter. During the first quarter of 2020, the gross profit margin on retail merchandise sales in the U.S. was 39% compared to a margin of 37% during the first quarter of 2019, which resulted in an 11% increase in net revenue (gross profit) from retail sales for the first quarter of 2020 compared to the first quarter of 2019. The increase in retail sales margin was primarily driven by the continued optimization of inventory acquisition and pricing strategies in the legacy Cash America locations.

U.S. inventories decreased 7% from $175.2 million at March 31, 2019 to $162.1 million at March 31, 2020. The decrease was primarily a result of the increase in retail sales as noted above and the strategic reductions in inventory levels in the legacy Cash America stores. Inventories aged greater than one year in the U.S. were 3% at March 31, 2020 compared to 4% at March 31, 2019.

Pawn Lending Operations

U.S. pawn loan fees were flat, totaling $97.9 million during both the first quarter of 2020 and 2019. Same-store pawn fees in the first quarter of 2020 were consistent with the first quarter of 2019. Pawn loan receivables as of March 31, 2020 decreased 4% in total and on a same-store basis compared to March 31, 2019. The decline in total and same-store pawn receivables were primarily due to an increase in seasonal redemptions of pawn loans during tax refund season in the current-year quarter compared to the prior-year quarter.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 32% to $15.5 million during the first quarter of 2020 compared to $22.8 million during the first quarter of 2019. The decline in scrap revenue relates primarily to reductions in inventory levels as discussed above. The scrap jewelry gross profit margin in the U.S. was 10% compared to the prior-year margin of 7%. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the first quarter of 2020 compared to 2019. Scrap jewelry profits accounted for less than 1% of U.S. net revenue (gross profit) for both the first quarter of 2020 and 2019.

Consumer Lending Operations

Service fees from U.S. unsecured consumer loans and credit services transactions (collectively, consumer lending operations) decreased 87% to $1.4 million during the first quarter of 2020 compared to $10.5 million for the first quarter of 2019. Net revenue (gross profit) from U.S. consumer lending operations decreased 79% to $1.7 million during the first quarter of 2020 compared to $8.4 million for the first quarter of 2019. Revenue and gross profit from consumer lending operations accounted for less than 1% of both total U.S. revenue and gross profit during the first quarter of 2020 compared to 3% and 5%, respectively, during the first quarter of 2019.

The decrease in consumer lending activity was primarily the result of regulatory changes in the state of Ohio, which significantly restricted unsecured consumer lending activities in Ohio beginning in April 2019. As a result, the Company elected to stop offering unsecured consumer lending and credit services products in all 119 Ohio locations on April 26, 2019, resulting in the closure of 52 of the Ohio locations during the second quarter of 2019. In addition to the discontinuance of consumer lending activities in Ohio, the Company ceased offering unsecured consumer loans and/or credit services as ancillary products in 113 other pawnshops located outside of Ohio since March 31, 2019.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 4% to $107.7 million during the first quarter of 2020 compared to $103.9 million during the first quarter of 2019 and same-store operating expenses increased 5% compared with the prior-year period. The increase in total and same store operating expenses was primarily due to an increase in store employee incentive compensation during the second quarter of 2019.

U.S. store depreciation and amortization increased 7% to $5.4 million during the first quarter of 2020 compared to $5.0 million during the first quarter of 2019.

The U.S. segment pre-tax operating income for the first quarter of 2020 was $64.4 million, which generated a pre-tax segment operating margin of 21% compared to $67.9 million and 21% in the prior year, respectively. The decrease in the segment pre-tax operating income reflected declines in net revenue from consumer lending operations substantially offset by improvements in retail sales margins and yields on pawn receivables.

Latin America Operations Segment

Latin American results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were impacted by a 4% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2020 compared to March 31, 2019 also was impacted by a 21% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of March 31, 2020 as compared to March 31, 2019 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				March 31,
	As of March 31,			2020	Decrease
	2020	2019	Decrease	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$90,175	$111,551	(19)%	$108,337	(3)%
Inventories	65,734	82,567	(20)%	79,030	(4)%
	$155,909	$194,118	(20)%	$187,367	(3)%

Average outstanding pawn loan amount (in ones)	$56	$68	(18)%	$67	(1)%

Composition of pawn collateral:
General merchandise	70%	74%
Jewelry	30%	26%
	100%	100%

Composition of inventories:
General merchandise	62%	70%
Jewelry	38%	30%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months retail sales divided by average inventories)	3.9 times	3.8 times

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,	Increase /
	March 31,		Increase /	2020	(Decrease)
	2020	2019	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$100,663	$97,426	3%	$103,856	7%
Pawn loan fees	44,258	43,316	2%	45,659	5%
Wholesale scrap jewelry sales	10,893	8,925	22%	10,893	22%
Total revenue	155,814	149,667	4%	160,408	7%

Cost of revenue:
Cost of retail merchandise sold	65,166	61,605	6%	67,227	9%
Cost of wholesale scrap jewelry sold	8,841	9,083	(3)%	9,133	1%
Total cost of revenue	74,007	70,688	5%	76,360	8%

Net revenue	81,807	78,979	4%	84,048	6%

Segment expenses:
Store operating expenses	45,794	42,968	7%	47,164	10%
Depreciation and amortization	4,063	3,305	23%	4,189	27%
Total segment expenses	49,857	46,273	8%	51,353	11%

Segment pre-tax operating income	$31,950	$32,706	(2)%	$32,695	—%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 3% (7% on a constant currency basis) to $100.7 million during the first quarter of 2020 compared to $97.4 million for the first quarter of 2019. The increase was primarily due to additional revenue contributions from the combination of recent acquisitions and new store openings, while same-store retail sales decreased 3% (flat on a constant currency basis). The gross profit margin on retail merchandise sales was 35% during the first quarter of 2020 compared to 37% during the first quarter of 2019.

Inventories in Latin America decreased 20% (4% on a constant currency basis) from $82.6 million at March 31, 2019 to $65.7 million at March 31, 2020. The decrease was primarily due an increase in retail sales as mentioned above and increased inventory turns. Inventories aged greater than one year in Latin America were 1% at both March 31, 2020 and 2019.

Pawn Lending Operations

Pawn loan fees in Latin America increased 2% (5% on a constant currency basis) totaling $44.3 million during the first quarter of 2020 compared to $43.3 million for the first quarter of 2019. Same-store pawn fees decreased 4% (flat on a constant currency basis) in the first quarter of 2020 compared to the first quarter of 2019. Pawn loan receivables decreased 19% (3% on a constant currency basis) as of March 31, 2020 compared to March 31, 2019, while same-store pawn receivables decreased 24% (8% on a constant currency basis). The Company believes the decline in total and same-store constant currency pawn receivables was primarily due to limited personal spending by Latin America consumers due to COVID-19.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 22% (also 22% on a constant currency basis) to $10.9 million during the first quarter of 2020 compared to $8.9 million during the first quarter of 2019. The increase was primarily due to increased volume contributions from recently acquired stores which carried a greater percentage of jewelry inventories. The scrap jewelry gross profit margin in Latin America was 19% (16% on a constant currency basis) compared to the prior-year margin loss of 2%. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the first quarter of 2020 compared to 2019. Scrap jewelry profits accounted for 3% of net revenue (gross profit) for the first quarter of 2020 and less than 1% in the first quarter of 2019.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 7% (10% on a constant currency basis) to $45.8 million during the first quarter of 2020 compared to $43.0 million during the first quarter of 2019. Total store operating expenses increased primarily due to the 11% increase in the Latin America weighted-average store count. Same-store operating expenses decreased 2% (1% increase on a constant currency basis) compared to the prior-year period.

Latin America store depreciation and amortization increased 23% (27% on a constant currency basis) to $4.1 million during the first quarter of 2020 compared to $3.3 million during the first quarter of 2019, primarily due to the increase in the store count.

The segment pre-tax operating income for the first quarter of 2020 was $32.0 million, which generated a pre-tax segment operating margin of 21% compared to $32.7 million and 22% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2020	2019	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations segment pre-tax operating income	$64,395	$67,891	(5)%
Latin America operations segment pre-tax operating income	31,950	32,706	(2)%
Consolidated segment pre-tax operating income	96,345	100,597	(4)%

Corporate expenses and other income:
Administrative expenses	32,902	32,154	2%
Depreciation and amortization	1,210	1,524	(21)%
Interest expense	8,418	8,370	1%
Interest income	(185)	(204)	(9)%
Merger and other acquisition expenses	68	149	(54)%
Loss (gain) on foreign exchange	2,685	(239)	1,223%
Write-offs and impairments of certain lease intangibles and other assets	5,530	—	—%
Total corporate expenses and other income	50,628	41,754	21%

Income before income taxes	45,717	58,843	(22)%

Provision for income taxes	12,799	16,188	(21)%

Net income	$32,918	$42,655	(23)%

Corporate Expenses and Taxes

Administrative expenses increased 2% to $32.9 million during the first quarter of 2020 compared to $32.2 million in the first quarter of 2019, primarily due to a 5% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth, offset by a 4% unfavorable change in the average value of the Mexican peso. Administrative expenses were 7% of revenue during both the first quarter of 2020 and 2019.

Interest expense totaled $8.4 million in both the first quarter of 2020 and 2019 as higher average balances outstanding on the Company’s unsecured credit facilities during the first quarter of 2020 compared to the first quarter of 2019 were offset by lower average interest rates during the first quarter of 2020 compared to the first quarter of 2019. See “Liquidity and Capital Resources.”

The loss on foreign exchange increased to $2.7 million in the first quarter of 2020 compared to a gain of $0.2 million in the first quarter of 2019. The increase was due to the significant unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar as discussed above, impacting the remeasurement of U.S. dollar denominated monetary assets and liabilities in Mexico.

During the first quarter of 2020, the Company recorded a $3.6 million write-off of certain merger related lease intangibles and a $1.9 million impairment of other assets. The lease intangibles, which subsequent to the adoption of ASC 842 are included in the operating lease right of use asset on the consolidated balance sheets (see Note 4 of Notes to Consolidated Financial Statements), were recorded in conjunction with the Cash America merger in 2016 and were written-off as a result of the Company purchasing the store real estate from the landlords of certain existing legacy Cash America stores. The Company also recorded a $1.9 million impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

For the first quarter of 2020 and 2019, the Company’s consolidated effective income tax rates were 28.0% and 27.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, the Company’s primary sources of liquidity were $75.5 million in cash and cash equivalents, $166.7 million of available and unused funds under the Company’s revolving unsecured credit facilities, $354.8 million in customer loans and fees and service charges receivable and $227.9 million in inventories. The Company had working capital of $466.1 million as of March 31, 2020.

As of March 31, 2020, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024, which would accelerate to 90 days prior to the maturity of the Company’s senior unsecured notes due June 1, 2024 if the Company’s senior unsecured notes have not been refinanced or otherwise extended past December 19, 2024 by such date. As of March 31, 2020, the Company had $330.0 million in outstanding borrowings and $3.3 million in outstanding letters of credit under the Credit Facility, leaving $166.7 million available for future borrowings. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2020 was 3.16% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2020, and believes it has the capacity to borrow the remaining amount available under the Credit Facility under the most restrictive covenant. During the three months ended March 31, 2020, the Company made net payments of $5.0 million pursuant to the Credit Facility.

During March 2020, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility matures on March 9, 2023 and, as of March 31, 2020, was fully drawn, leaving no availability for future borrowings. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) plus a fixed spread of 2.5%. The interest rate on the amount outstanding under the Mexico Credit Facility at March 31, 2020 was 9.71%. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of March 31, 2020. During the three months ended March 31, 2020, the Company received net proceeds of $600.0 million Mexican pesos from borrowings pursuant to the Mexico Credit Facility.

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2020, the Net Debt Ratio was 1.9 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements, to fund ongoing cash needs, such as general corporate purposes, growth initiatives and its dividend and stock repurchase program.

The rapid development and fluidity of the COVID-19 situation makes it very difficult to predict the ultimate impact of COVID-19 on the Company’s business, operations and liquidity and presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. Many countries, states and other local government officials have reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures and restricting travel. The Company’s business depends heavily on the uninterrupted operation of its stores. In general, in most jurisdictions where the Company has stores, pawnshops have been designated an essential service by federal guidelines and/or local regulations and allowed to remain open. However, there can be no assurance that the pawn stores will remain designated as an essential service or that government officials will not expand business closures to include pawnshops, which would have a material adverse effect on the Company’s operations and financial condition. If the Company’s pawnshops were deemed non-essential and became subject to closure, the Company could seek to raise additional funds from a variety of sources, including but not limited to, the sale of assets, reductions in operating expenses and capital expenditures, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, leveraging currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for approximately 52% of total inventory, gives the Company flexibility to quickly increase cash flow, if necessary.

As long as the Company’s stores generally remain designated as essential businesses and remain open with sufficient customer activity, factors such as changes in loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansions and acquisitions, affect the Company’s liquidity. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.” Further, deteriorating economic conditions globally have created a challenging environment for financing and could create uncertainty regarding the availability of credit in the event the Company needed to seek additional external financing. The combination of potential disruptions to the Company’s business resulting from COVID-19 and volatile credit markets could adversely impact the Company’s liquidity in the future.

The Company intends to continue expansion through new store openings, originally expecting to add approximately 90 to 100 de novo full-service pawn locations in 2020, all in Latin America. A total of 31 stores were opened in the first quarter and there is a pipeline of new stores under lease and in development. While the Company is currently on pace to meet its original full-year target, future store openings are subject to uncertainties related to the COVID-19 pandemic, including but not limited to, the ability to continue construction projects and obtain necessary licenses and permits, utility services, store equipment, supplies and staffing. These uncertainties make it impractical at this time to estimate the number of de novo stores the Company will actually open and the total purchases of furniture, fixtures, equipment and improvements for 2020.

In addition, the Company has temporarily suspended its share repurchase program in an effort to proactively manage cash on hand and its liquidity position. The Company will continue to closely monitor the COVID-19 situation and its impact on the Company’s liquidity as it relates to the resumption of share repurchases.

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash flow provided by operating activities	$77,385	$71,697
Cash flow provided by (used in) investing activities	$26,604	$(14,107)
Cash flow used in financing activities	$(72,804)	$(80,490)

	As of March 31,
	2020	2019
Working capital	$466,052	$508,253
Current ratio	3.3:1	3.4:1
Liabilities to equity ratio	0.9:1	0.8:1
Net Debt Ratio (1)	1.9:1	1.8:1

(1)	Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities increased $5.7 million, or 8%, from $71.7 million for the three months ended March 31, 2019 to $77.4 million for the three months ended March 31, 2020 due to a decrease in net income of $9.7 million, net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Net cash provided by investing activities increased $40.7 million, or 289%, from net cash used in investing activities of $14.1 million for the three months ended March 31, 2019 to net cash provided by investing activities of $26.6 million for the three months ended March 31, 2020. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores, new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $5.5 million in cash related to store acquisitions, $10.6 million for furniture, fixtures, equipment and improvements and $9.6 million for discretionary store real property purchases during the three months ended March 31, 2020 compared to $24.5 million, $9.7 million and $22.1 million in the prior-year period, respectively. The Company received funds from a net decrease in pawn and consumer loans of $52.3 million during the three months ended March 31, 2020 compared to $42.2 million during the three months ended March 31, 2019.

Net cash used in financing activities decreased $7.7 million, or 10%, from $80.5 million for the three months ended March 31, 2019 to $72.8 million for the three months ended March 31, 2020. Net borrowings on the Credit Facilities were $18.9 million during the three months ended March 31, 2020 compared to net payments of $40.0 million during the three months ended March 31, 2019. The Company funded $80.3 million worth of share repurchases and paid dividends of $11.3 million during the three months ended March 31, 2020, compared to funding $29.6 million worth of share repurchases and dividends paid of $10.9 million during the three months ended March 31, 2019.

In April 2020, the Company’s Board of Directors declared a $0.27 per share second quarter cash dividend on common shares outstanding, or an aggregate of $11.2 million based on the March 31, 2020 share count, which will be paid on May 29, 2020 to stockholders of record as of May 15, 2020. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, expected liquidity, debt covenant restrictions and other relevant factors including the impact of COVID-19. In addition, the Company has temporarily suspended its current stock repurchase program. The resumption of stock repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities and the impact of COVID-19.

As of March 31, 2020, the Company had contractual commitments to deliver a total of 36,500 gold ounces between the months of April 2020 and February 2021 at a weighted-average price of $1,533 per ounce. Subsequent to March 31, 2020, the Company committed to delivering an additional 10,000 gold ounces between the months of September 2020 and July 2021 at a weighted-average price of $1,720 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

REGULATORY DEVELOPMENTS

The Company is subject to significant regulation of its pawn, consumer loan and general business operations in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 3, 2020. There have been no material changes in regulatory developments affecting the Company since December 31, 2019.

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

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and other acquisition expenses to allow more accurate comparisons of the financial results to prior periods. In addition, the Company does not consider these merger and other acquisition expenses to be related to the organic operations of the acquired businesses or its continuing operations and such expenses are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. Merger and other acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S. dollar denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates which results in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these remeasurement gains or losses because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured and to improve comparability of current periods presented with prior periods due to the adoption of ASC 842 on January 1, 2019.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020		2019
	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$32,918	$0.78	$42,655	$0.98
Adjustments, net of tax:
Merger and other acquisition expenses	50	—	104	—
Non-cash foreign currency loss (gain) related to lease liability	3,069	0.07	(238)	(0.01)
Non-cash write-off of certain merger related lease intangibles (1)	2,795	0.07	—	—
Non-cash impairment of certain other assets (2)	1,463	0.04	—	—
Adjusted net income and diluted earnings per share	$40,295	$0.96	$42,521	$0.97

(1)
The Company recorded a $2.8 million write-off, net of tax, of certain merger related lease intangibles. The above/below market lease intangibles, which subsequent to the adoption of ASC 842 are included in the operating lease right of use asset on the consolidated balance sheets (see Note 4 of Notes to Consolidated Financial Statements), were recorded in conjunction with the Cash America merger in 2016 and were written-off as a result of the Company purchasing the store real estate from the landlords of certain existing legacy Cash America stores.

(2)	The Company recorded a $1.5 million impairment, net of tax, related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended March 31,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$68	$18	$50	$149	$45	$104
Non-cash foreign currency loss (gain) related to lease liability	4,384	1,315	3,069	(340)	(102)	(238)
Non-cash write-off of certain merger related lease intangibles	3,630	835	2,795	—	—	—
Non-cash impairment of certain other assets	1,900	437	1,463	—	—	—
Total adjustments	$9,982	$2,605	$7,377	$(191)	$(57)	$(134)

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2020	2019	2020		2019
Net income	$32,918	$42,655		$154,881		$154,226
Income taxes	12,799	16,188		56,604		54,147
Depreciation and amortization	10,674	9,874		42,704		41,552
Interest expense	8,418	8,370		34,083		31,345
Interest income	(185)	(204)		(1,036)		(1,667)
EBITDA	64,624	76,883		287,236		279,603
Adjustments:
Merger and other acquisition expenses	68	149		1,685		7,553
Non-cash foreign currency loss (gain) related to lease liability	4,384	(340)		3,791		(340)
Non-cash write-off of certain merger related lease intangibles	3,630	—		3,630		—
Non-cash impairment of certain other assets	1,900	—		1,900		—
Ohio consumer lending wind-down costs and asset impairments	—	—		3,454		1,514
Adjusted EBITDA	$74,606	$76,692		$301,696		$288,330

Net Debt Ratio calculation:
Total debt (outstanding principal)				$655,519		$555,000
Less: cash and cash equivalents				(75,464)		(49,663)
Net debt				$580,055		$505,337
Adjusted EBITDA				$301,696		$288,330
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)			1.9	:1	1.8	:1

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cash flow from operating activities	$77,385	$71,697	$237,284	$223,810
Cash flow from investing activities:
Loan receivables, net of cash repayments	52,279	42,216	44,469	(3,879)
Purchases of furniture, fixtures, equipment and improvements	(10,581)	(9,658)	(45,234)	(39,947)
Free cash flow	119,083	104,255	236,519	179,984
Merger and other acquisition expenses paid, net of tax benefit	50	104	1,222	5,608
Adjusted free cash flow	$119,133	$104,359	$237,741	$185,592

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2019 annual report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of March 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2019 annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2019 annual report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2019 annual report on Form 10-K. Other than the risk factor set forth below, there have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2019 annual report on Form 10-K.

The Company’s operations could be adversely affected by the recent outbreak of the novel coronavirus (COVID-19).

Public health outbreaks, epidemics or pandemics such as COVID-19 could adversely affect consumer traffic and demand for pawn loans and have a material adverse effect on the Company’s results of operations. The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity, scope of the outbreak, and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others.

The health and safety of customers and employees of the Company are of the utmost importance. The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely conduct transactions in each location. The Company has taken, and will continue to take, temporary precautionary measures in accordance with the guidelines of the Centers for Disease Control and other federal, state and local authorities. This includes the adoption of strict social distancing and hygiene protocols within all of the Company’s store locations intended to help minimize the risk of COVID-19 to its customers and employees. Also, in an effort to improve social distancing, the Company has temporarily allowed the majority of its work force at its corporate offices to work remotely.

The global impact of the pandemic has been rapidly evolving and many countries, states and other local government officials have reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures and restricting travel. The Company’s business depends heavily on the uninterrupted operation of its stores. In general, in most jurisdictions where the Company has stores, pawnshops have been designated an essential service by federal guidelines and/or local regulations and are allowed to remain open. However, there can be no assurance that pawnshops will remain designated as an essential service or that government officials will not expand business closures to include pawnshops, which would have a material adverse effect on the Company’s operations and financial condition.

In addition, consumer fears about becoming ill with COVID-19 may continue, and consumer behavior may change as a result of COVID-19, which could materially and adversely affect traffic to the Company’s stores. Consumer spending and loan demand generally may also be impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession and other uncertainties from the effects of government stimulus programs resulting from the COVID-19 pandemic.

The economic global uncertainty resulting from COVID-19 has also resulted in increased currency volatility that has resulted in adverse currency rate fluctuations, especially with respect to the Mexican peso. There is no guarantee these adverse currency rate fluctuations will not continue or accelerate in the future.

The rapid development and fluidity of this situation makes it nearly impossible to predict the ultimate adverse impact of COVID-19 on the Company’s business and operations. Nevertheless, COVID-19 presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company repurchased a total of 981,000 shares of common stock at an aggregate cost of $80.3 million and an average cost per share of $81.84.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share program was in effect during the three months ended March 31, 2020 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2020	344,000	$83.71	344,000	$100,000
February 1 through February 29, 2020	293,000	83.77	293,000	$75,424
March 1 through March 31, 2020	344,000	78.32	344,000	$48,466
Total	981,000	$81.84	981,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the three months ended March 31, 2020 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2019	Dollar Amount Purchased in 2019	Remaining Dollar Amount Authorized For Future Purchases
October 24, 2018	January 30, 2020	$100,000	344,000	$28,797	$—
January 28, 2020	Currently active	100,000	637,000	51,534	48,466
Total			981,000	$80,331	$48,466

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

Dated: April 27, 2020	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)