Form 10-Q
period 2020-06-30
FIRSTCASH, INC
filed 2020-07-27
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

As of July 21, 2020, there were 41,440,498 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments (1) related to the COVID-19 pandemic, which include risks and uncertainties related to the current unknown duration of the COVID-19 pandemic, the impact of governmental responses that have been, and may in the future be, imposed in response to the pandemic, including stimulus programs which could adversely impact lending demand and regulations which could adversely affect the Company’s ability to continue to fully operate, potential changes in consumer behavior and shopping patterns which could impact demand for both the Company’s pawn loan and retail products, the deterioration in the economic conditions in the United States and Latin America which potentially could have an impact on discretionary consumer spending, and currency fluctuations, primarily involving the Mexican peso and (2) those discussed and described in the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2020, including the risks described in Part 1, Item 1A, “Risk Factors” thereof and other reports filed with the SEC, including the Company’s quarterly report on Form 10-Q filed with the SEC on April 27, 2020. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2020	2019	2019
ASSETS
Cash and cash equivalents	$70,956	$67,012	$46,527
Fees and service charges receivable	30,418	46,991	46,686
Pawn loans	230,383	375,167	369,527
Consumer loans, net	176	3,850	751
Inventories	179,967	266,440	265,256
Income taxes receivable	4,988	1,041	875
Prepaid expenses and other current assets	10,689	9,590	11,367
Total current assets	527,577	770,091	740,989

Property and equipment, net	341,114	290,725	336,167
Operating lease right of use asset	283,063	293,357	304,549
Goodwill	929,575	940,653	948,643
Intangible assets, net	84,389	87,200	85,875
Other assets	9,037	10,890	11,506
Deferred tax assets	7,764	11,570	11,711
Total assets	$2,182,519	$2,404,486	$2,439,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$69,810	$71,410	$72,398
Customer deposits	35,439	40,665	39,736
Income taxes payable	13,230	317	4,302
Lease liability, current	83,580	84,513	86,466
Total current liabilities	202,059	196,905	202,902

Revolving unsecured credit facilities	200,000	340,000	335,000
Senior unsecured notes	296,923	296,222	296,568
Deferred tax liabilities	67,842	60,069	61,431
Lease liability, non-current	182,915	184,348	193,504
Total liabilities	949,739	1,077,544	1,089,405

Stockholders’ equity:
Common stock	493	493	493
Additional paid-in capital	1,226,512	1,227,478	1,231,528
Retained earnings	763,810	660,845	727,476
Accumulated other comprehensive loss	(172,150)	(103,932)	(96,969)
Common stock held in treasury, at cost	(585,885)	(457,942)	(512,493)
Total stockholders’ equity	1,232,780	1,326,942	1,350,035
Total liabilities and stockholders’ equity	$2,182,519	$2,404,486	$2,439,440

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Retail merchandise sales	$287,400	$278,754	$584,029	$562,995
Pawn loan fees	101,990	136,923	244,105	278,115
Wholesale scrap jewelry sales	22,785	24,981	49,156	56,691
Consumer loan and credit services fees	571	5,356	1,946	15,817
Total revenue	412,746	446,014	879,236	913,618

Cost of revenue:
Cost of retail merchandise sold	171,511	176,272	356,206	355,621
Cost of wholesale scrap jewelry sold	18,357	23,934	41,204	54,287
Consumer loan and credit services loss provision	(223)	1,503	(584)	3,606
Total cost of revenue	189,645	201,709	396,826	413,514

Net revenue	223,101	244,305	482,410	500,104

Expenses and other income:
Store operating expenses	141,051	148,347	294,551	295,199
Administrative expenses	28,386	31,696	61,288	63,850
Depreciation and amortization	10,324	10,510	20,998	20,384
Interest expense	6,974	8,548	15,392	16,918
Interest income	(525)	(155)	(710)	(359)
Merger and other acquisition expenses	134	556	202	705
(Gain) loss on foreign exchange	(614)	(483)	2,071	(722)
Write-offs and impairments of certain lease intangibles and other assets	182	—	5,712	—
Total expenses and other income	185,912	199,019	399,504	395,975

Income before income taxes	37,189	45,286	82,906	104,129

Provision for income taxes	11,316	12,238	24,115	28,426

Net income	$25,873	$33,048	$58,791	$75,703

Earnings per share:
Basic	$0.62	$0.77	$1.41	$1.75
Diluted	$0.62	$0.76	$1.41	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$25,873	$33,048	$58,791	$75,703
Other comprehensive income (loss):
Currency translation adjustment	8,322	3,762	(75,181)	9,185
Comprehensive income (loss)	$34,195	$36,810	$(16,390)	$84,888

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2019	49,276	$493	$1,231,528	$727,476	$(96,969)	6,947	$(512,493)	$1,350,035
Shares issued under share-based com-pensation plan, net of 46 shares net-settled	—	—	(10,266)	—	—	(93)	6,939	(3,327)
Share-based compensation expense	—	—	2,851	—	—	—	—	2,851
Net income	—	—	—	32,918	—	—	—	32,918
Cash dividends ($0.27 per share)	—	—	—	(11,268)	—	—	—	(11,268)
Currency translation adjustment	—	—	—	—	(83,503)	—	—	(83,503)
Purchases of treasury stock	—	—	—	—	—	981	(80,331)	(80,331)
As of 3/31/2020	49,276	$493	$1,224,113	$749,126	$(180,472)	7,835	$(585,885)	$1,207,375
Share-based compensation expense	—	—	2,399	—	—	—	—	2,399
Net income	—	—	—	25,873	—	—	—	25,873
Cash dividends ($0.27 per share)	—	—	—	(11,189)	—	—	—	(11,189)
Currency translation adjustment	—	—	—	—	8,322	—	—	8,322
As of 6/30/2020	49,276	$493	$1,226,512	$763,810	$(172,150)	7,835	$(585,885)	$1,232,780

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands, except per share amounts)

Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2018	49,276	$493	$1,224,608	$606,810	$(113,117)	5,673	$(400,690)	$1,318,104
Shares issued under share-based com-pensation plan	—	—	(1,441)	—	—	(21)	1,441	—
Share-based compensation expense	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	42,655	—	—	—	42,655
Cash dividends ($0.25 per share)	—	—	—	(10,891)	—	—	—	(10,891)
Currency translation adjustment	—	—	—	—	5,423	—	—	5,423
Purchases of treasury stock	—	—	—	—	—	343	(29,190)	(29,190)
As of 3/31/2019	49,276	$493	$1,225,482	$638,574	$(107,694)	5,995	$(428,439)	$1,328,416
Exercise of stock options	—	—	(319)	—	—	(10)	719	400
Share-based compensation expense	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	33,048	—	—	—	33,048
Cash dividends ($0.25 per share)	—	—	—	(10,777)	—	—	—	(10,777)
Currency translation adjustment	—	—	—	—	3,762	—	—	3,762
Purchases of treasury stock	—	—	—	—	—	328	(30,222)	(30,222)
As of 6/30/2019	49,276	$493	$1,227,478	$660,845	$(103,932)	6,313	$(457,942)	$1,326,942

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities:
Net income	$58,791	$75,703
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of credit loss provision	(833)	2,262
Share-based compensation expense	5,250	4,630
Depreciation and amortization expense	20,998	20,384
Amortization of debt issuance costs	772	949
Non-cash write-offs and impairments of certain lease intangibles and other assets	5,712	—
Deferred income taxes, net	8,557	5,594
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	14,265	(537)
Inventories purchased directly from customers, wholesalers or manufacturers	21,143	4,461
Prepaid expenses and other assets	271	508
Accounts payable, accrued liabilities and other liabilities	4,294	(7,879)
Income taxes	4,079	(102)
Net cash flow provided by operating activities	143,299	105,973
Cash flow from investing activities:
Loan receivables, net (1)	178,279	19,574
Purchases of furniture, fixtures, equipment and improvements	(20,476)	(22,904)
Purchases of store real property	(19,596)	(31,894)
Acquisitions of pawn stores, net of cash acquired	(7,764)	(38,241)
Net cash flow provided by (used in) investing activities	130,443	(73,465)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	143,925	144,000
Repayments of unsecured credit facilities	(282,433)	(99,000)
Debt issuance costs paid	(134)	—
Purchases of treasury stock	(80,331)	(61,554)
Proceeds from exercise of stock options	—	400
Payment of withholding taxes on net share settlements of restricted stock unit awards	(3,327)	—
Dividends paid	(22,457)	(21,668)
Net cash flow used in financing activities	(244,757)	(37,822)
Effect of exchange rates on cash	(4,556)	533
Change in cash and cash equivalents	24,429	(4,781)
Cash and cash equivalents at beginning of the period	46,527	71,793
Cash and cash equivalents at end of the period	$70,956	$67,012

(1) Includes the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2020. The consolidated financial statements as of June 30, 2020 and 2019, and for the three month and six month periods ended June 30, 2020 and 2019, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

The Company has significant operations in Latin America, where in Mexico, Guatemala and Colombia, the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Impact of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China, which has and is continuing to spread throughout the world. In March of 2020, the World Health Organization declared the outbreak a pandemic. The global impact of the pandemic has been rapidly evolving, and many countries, states and other local government officials have reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures and restricting travel in an effort to reduce the spread of COVID-19, as well as instituting broad based stimulus packages in an effort to limit the resulting economic impact.

The Company’s business depends heavily on the uninterrupted operation of its stores. In most jurisdictions where the Company has stores, pawnshops have been designated an essential service by federal guidelines and/or local regulations and remained open during the second quarter with enhanced safety protocols. However, retail sales in all of the Company’s stores in Mexico were prohibited by regulators during the last three weeks of May, all 13 stores in El Salvador were closed from late March through the end of May and all 13 stores in Colombia were closed from late March through various dates in June and early July as a result of broad government imposed lock-downs.

As most of the Company’s pawn stores were able to remain open as an essential business, retail sales benefited from strong demand for stay-at-home products such as consumer electronics, tools and sporting goods. Retail sales in the U.S. were further enhanced by federal stimulus payments, which drove additional demand across most categories including jewelry. These positive impacts on retail sales in Latin America were largely offset by the three-week regulatory prohibition of retail transactions in Mexico and the closures of stores in El Salvador and Colombia.

Conversely, pawn lending activities declined in the U.S. and Latin America due to an increase in pawn loan redemptions and a decrease in pawn loan originations, which the Company attributes to significantly reduced levels of personal spending due to broad shutdowns of the economy as a result of COVID-19. Pawn loan balances were further impacted in the U.S. by federal stimulus payments, forbearance programs and enhanced unemployment benefits, and in Latin America by increased cross-border remittance payments from the U.S. The resulting impact of the lower pawn loan balances was a negative impact to pawn loan fee revenue during the quarter.

In addition, the economic global uncertainty resulting from COVID-19 has resulted in increased currency volatility that has resulted in adverse currency rate fluctuations, especially with respect to the Mexican peso.

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

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition, including estimates and assumptions used by the Company in the calculation and evaluation of the accrual for earned but uncollected pawn loan fees, impairment of goodwill and other intangible assets and current and deferred tax assets and liabilities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity and scope of the outbreak, and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.

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

In March 2020, the Financial Accounting Standards Board issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$25,873	$33,048	$58,791	$75,703

Denominator:
Weighted-average common shares for calculating basic earnings per share	41,440	43,081	41,676	43,298
Effect of dilutive securities:
Stock options and restricted stock unit awards	91	175	93	158
Weighted-average common shares for calculating diluted earnings per share	41,531	43,256	41,769	43,456

Earnings per share:
Basic	$0.62	$0.77	$1.41	$1.75
Diluted	$0.62	$0.76	$1.41	$1.74

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the six months ended June 30, 2020, the Company acquired 40 pawn stores in Mexico in two separate transactions. The aggregate purchase price for these acquisitions totaled $6.7 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $5.5 million in cash paid during the six months ended June 30, 2020 and remaining short-term amounts payable to the seller of approximately $1.2 million.

The purchase price of each of the 2020 acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of June 30, 2020 and 2019 was 3.9 years.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of June 30, 2020 and 2019 was 7.6% and 7.4%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.4 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the six months ended June 30, 2020 and 2019, the Company recognized a foreign currency loss of $3.9 million and a gain of $0.5 million, respectively.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease expense	$29,425	$31,292	$60,635	$62,272
Variable lease expense (1)	3,403	2,179	6,948	4,254
Total operating lease expense	$32,828	$33,471	$67,583	$66,526

(1)	Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of June 30, 2020 (in thousands):

Six months ending December 31, 2020	$52,555
2021	90,527
2022	68,117
2023	49,021
2024	27,972
Thereafter	19,033
Total	$307,225
Less amount of lease payments representing interest	(40,730)
Total present value of lease payments	$266,495

The following table details supplemental cash flow information related to operating leases for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$56,165	$58,336
Leased assets obtained in exchange for new operating lease liabilities	$46,096	$16,628

Note 5 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of June 30,		As of December 31,
	2020	2019	2019
Revolving unsecured credit facility, maturing 2024 (1)	$200,000	$340,000	$335,000
5.375% senior unsecured notes due 2024 (2)	296,923	296,222	296,568
Total long-term debt	$496,923	$636,222	$631,568

(1)	Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)
As of June 30, 2020, 2019 and December 31, 2019, deferred debt issuance costs of $3.1 million, $3.8 million and $3.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of June 30, 2020, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024, which would accelerate to 90 days prior to the maturity of the Company’s senior unsecured notes due June 1, 2024 if the Company’s senior unsecured notes have not been refinanced or otherwise extended past December 19, 2024 by such date. As of June 30, 2020, the Company had $200.0 million in outstanding borrowings and $3.3 million in outstanding letters of credit under the Credit Facility, leaving $296.7 million available for future borrowings. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2020 was 2.63% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2020. During the six months ended June 30, 2020, the Company made net payments of $135.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

During March 2020, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of June 30, 2020. At June 30, 2020, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

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

Recurring Fair Value Measurements

As of June 30, 2020, 2019 and December 31, 2019, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. During the six months ended June 30, 2020, the Company recorded a $1.9 million impairment related to a non-financial, non-operating asset that was included in other assets in the consolidated balance sheets.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2020, 2019 and December 31, 2019 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$70,956	$70,956	$70,956	$—	$—
Fees and service charges receivable	30,418	30,418	—	—	30,418
Pawn loans	230,383	230,383	—	—	230,383
Consumer loans, net	176	176	—	—	176
	$331,933	$331,933	$70,956	$—	$260,977

Financial liabilities:
Revolving unsecured credit facilities	$200,000	$200,000	$—	$200,000	$—
Senior unsecured notes (outstanding principal)	300,000	300,000	—	300,000	—
	$500,000	$500,000	$—	$500,000	$—

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,012	$67,012	$67,012	$—	$—
Fees and service charges receivable	46,991	46,991	—	—	46,991
Pawn loans	375,167	375,167	—	—	375,167
Consumer loans, net	3,850	3,850	—	—	3,850
	$493,020	$493,020	$67,012	$—	$426,008

Financial liabilities:
Revolving unsecured credit facility	$340,000	$340,000	$—	$340,000	$—
Senior unsecured notes (outstanding principal)	300,000	308,000	—	308,000	—
	$640,000	$648,000	$—	$648,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,527	$46,527	$46,527	$—	$—
Fees and service charges receivable	46,686	46,686	—	—	46,686
Pawn loans	369,527	369,527	—	—	369,527
Consumer loans, net	751	751	—	—	751
	$463,491	$463,491	$46,527	$—	$416,964

Financial liabilities:
Revolving unsecured credit facility	$335,000	$335,000	$—	$335,000	$—
Senior unsecured notes (outstanding principal)	300,000	310,000	—	310,000	—
	$635,000	$645,000	$—	$645,000	$—

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

The carrying value of the unsecured credit facilities approximate fair value as of June 30, 2020, 2019 and December 31, 2019. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or TIIE and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•	U.S. operations

•	Latin America operations - Includes operations in Mexico, Guatemala, El Salvador and Colombia

Corporate expenses, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, merger and other acquisition expenses and (gain) loss on foreign exchange, are incurred or earned in both the U.S. and Latin America, but presented on a consolidated basis and are not allocated between the U.S. operations segment and Latin America operations segment.

The following tables present reportable segment information for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$208,944	$78,456	$—	$287,400
Pawn loan fees	71,900	30,090	—	101,990
Wholesale scrap jewelry sales	9,557	13,228	—	22,785
Consumer loan and credit services fees	571	—	—	571
Total revenue	290,972	121,774	—	412,746

Cost of revenue:
Cost of retail merchandise sold	121,661	49,850	—	171,511
Cost of wholesale scrap jewelry sold	8,432	9,925	—	18,357
Consumer loan and credit services loss provision	(223)	—	—	(223)
Total cost of revenue	129,870	59,775	—	189,645

Net revenue	161,102	61,999	—	223,101

Expenses and other income:
Store operating expenses	103,302	37,749	—	141,051
Administrative expenses	—	—	28,386	28,386
Depreciation and amortization	5,561	3,602	1,161	10,324
Interest expense	—	—	6,974	6,974
Interest income	—	—	(525)	(525)
Merger and other acquisition expenses	—	—	134	134
Gain on foreign exchange	—	—	(614)	(614)
Write-offs and impairments of certain lease intangibles and other assets	—	—	182	182
Total expenses and other income	108,863	41,351	35,698	185,912

Income (loss) before income taxes	$52,239	$20,648	$(35,698)	$37,189

	Three Months Ended June 30, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$168,918	$109,836	$—	$278,754
Pawn loan fees	90,126	46,797	—	136,923
Wholesale scrap jewelry sales	15,788	9,193	—	24,981
Consumer loan and credit services fees	5,356	—	—	5,356
Total revenue	280,188	165,826	—	446,014

Cost of revenue:
Cost of retail merchandise sold	104,662	71,610	—	176,272
Cost of wholesale scrap jewelry sold	14,853	9,081	—	23,934
Consumer loan and credit services loss provision	1,503	—	—	1,503
Total cost of revenue	121,018	80,691	—	201,709

Net revenue	159,170	85,135	—	244,305

Expenses and other income:
Store operating expenses	103,009	45,338	—	148,347
Administrative expenses	—	—	31,696	31,696
Depreciation and amortization	5,269	3,579	1,662	10,510
Interest expense	—	—	8,548	8,548
Interest income	—	—	(155)	(155)
Merger and other acquisition expenses	—	—	556	556
Gain on foreign exchange	—	—	(483)	(483)
Total expenses and other income	108,278	48,917	41,824	199,019

Income (loss) before income taxes	$50,892	$36,218	$(41,824)	$45,286

	Six Months Ended June 30, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$404,910	$179,119	$—	$584,029
Pawn loan fees	169,757	74,348	—	244,105
Wholesale scrap jewelry sales	25,035	24,121	—	49,156
Consumer loan and credit services fees	1,946	—	—	1,946
Total revenue	601,648	277,588	—	879,236

Cost of revenue:
Cost of retail merchandise sold	241,190	115,016	—	356,206
Cost of wholesale scrap jewelry sold	22,438	18,766	—	41,204
Consumer loan and credit services loss provision	(584)	—	—	(584)
Total cost of revenue	263,044	133,782	—	396,826

Net revenue	338,604	143,806	—	482,410

Expenses and other income:
Store operating expenses	211,008	83,543	—	294,551
Administrative expenses	—	—	61,288	61,288
Depreciation and amortization	10,962	7,665	2,371	20,998
Interest expense	—	—	15,392	15,392
Interest income	—	—	(710)	(710)
Merger and other acquisition expenses	—	—	202	202
Loss on foreign exchange	—	—	2,071	2,071
Write-offs and impairments of certain lease intangibles and other assets	—	—	5,712	5,712
Total expenses and other income	221,970	91,208	86,326	399,504

Income (loss) before income taxes	$116,634	$52,598	$(86,326)	$82,906

	Six Months Ended June 30, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$355,733	$207,262	$—	$562,995
Pawn loan fees	188,002	90,113	—	278,115
Wholesale scrap jewelry sales	38,573	18,118	—	56,691
Consumer loan and credit services fees	15,817	—	—	15,817
Total revenue	598,125	315,493	—	913,618

Cost of revenue:
Cost of retail merchandise sold	222,406	133,215	—	355,621
Cost of wholesale scrap jewelry sold	36,123	18,164	—	54,287
Consumer loan and credit services loss provision	3,606	—	—	3,606
Total cost of revenue	262,135	151,379	—	413,514

Net revenue	335,990	164,114	—	500,104

Expenses and other income:
Store operating expenses	206,893	88,306	—	295,199
Administrative expenses	—	—	63,850	63,850
Depreciation and amortization	10,314	6,884	3,186	20,384
Interest expense	—	—	16,918	16,918
Interest income	—	—	(359)	(359)
Merger and other acquisition expenses	—	—	705	705
Gain on foreign exchange	—	—	(722)	(722)
Total expenses and other income	217,207	95,190	83,578	395,975

Income (loss) before income taxes	$118,783	$68,924	$(83,578)	$104,129

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. References in this quarterly report on Form 10-Q to “year-to-date” refer to the six month period from January 1, 2020 to June 30, 2020.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,700 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. The stores also offer pawn loans to help customers meet small short-term cash needs. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments is pledged as collateral for the non-recourse pawn loans and held by the Company over the typical 30-day term of the loan plus a stated grace period. The Company’s strategy is to grow revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for more than 99% and approximately 98% of the Company’s consolidated revenue during the six month periods ended June 30, 2020 and 2019, respectively.

Effective June 30, 2020, the Company ceased offering domestic payday and installment loans and no longer has any unsecured consumer lending or credit services operations in the U.S. or Latin America. See “Results of Operations - Consumer Lending Operations” for further discussion. Consumer loan and credit services revenue accounted for less than 1% and approximately 2% of consolidated revenue during the six month periods ended June 30, 2020 and 2019, respectively.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all operations in the U.S. and the Latin America operations segment consists of all operations in Latin America, which includes operations in Mexico, Guatemala, El Salvador and Colombia.

OPERATIONS AND LOCATIONS

As of June 30, 2020, the Company had 2,745 store locations composed of 1,035 stores in 24 U.S. states and the District of Columbia, 1,628 stores in 32 states in Mexico, 56 stores in Guatemala, 13 stores in El Salvador and 13 stores in Colombia.

The following tables detail store count activity:

	Three Months Ended June 30, 2020
	U.S.	Latin America
	Operations Segment (2)	Operations Segment (3)	Total Locations
Total locations, beginning of period	1,052	1,688	2,740
New locations opened	—	20	20
Locations acquired	—	4	4
Locations closed or consolidated (1)	(17)	(2)	(19)
Total locations, end of period	1,035	1,710	2,745

	Six Months Ended June 30, 2020
	U.S.	Latin America
	Operations Segment (2)	Operations Segment (3)	Total Locations
Total locations, beginning of period	1,056	1,623	2,679
New locations opened	—	51	51
Locations acquired	—	40	40
Locations closed or consolidated (1)	(21)	(4)	(25)
Total locations, end of period	1,035	1,710	2,745

(1)
Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, including all payday and installment loans, in the U.S. Store closures in the U.S. include:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
First Cash Advance stores in Texas (credit services only)	6	6
Cashland stores in Ohio and Indiana (former consumer loan stores)	6	7
Consolidation of other pawn stores	5	8
Total locations closed or consolidated	17	21

(2)	The table does not include 42 check cashing locations operated by independent franchisees under franchising agreements with the Company.

(3)	The table does not include 30 Prendamex pawn locations operated by independent franchisees under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2019 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2020.

RESULTS OF OPERATIONS (unaudited)

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China, which has and is continuing to spread throughout the world. In March of 2020, the World Health Organization declared the outbreak a pandemic. The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity and scope of the outbreak, and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others.

The health and safety of customers and employees of the Company are of the utmost importance. The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely conduct transactions in each location. The Company has taken, and will continue to take, precautionary measures in accordance with the guidelines of the Centers for Disease Control and other federal, state and local authorities. This includes the adoption of strict social distancing and hygiene protocols within all of the Company’s store locations and corporate offices intended to help minimize the risk of COVID-19 to its customers and employees. Also, in an effort to improve social distancing, the Company has temporarily allowed the majority of its work force at its corporate offices to work remotely.

The global impact of the pandemic has been rapidly evolving, and many countries, states and other local government officials have reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures and restricting travel. The Company’s business depends heavily on the uninterrupted operation of its stores. All of the U.S. stores are currently operating at this time and the Company is not aware of any state or local jurisdictions that have determined its stores to be non-essential. In Latin America, almost all stores are currently operating as well. However, there can be no assurance that pawnshops will remain designated as an essential service or that government officials will not expand business closures to include pawnshops, which would have a material adverse effect on the Company’s operations and financial condition.

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

Second Quarter Overview and Trends

In most jurisdictions where the Company has stores, pawnshops were designated by federal guidelines and/or local regulations as providers of essential services and remained open during the second quarter with enhanced safety protocols. However, retail sales in all of the Company’s stores in Mexico were prohibited by regulators during the last three weeks of May, all 13 stores in El Salvador were closed from late March through the end of May and all 13 stores in Colombia were closed from late March through various dates in June and early July as a result of broad government imposed lock-downs.

As most of the Company’s pawn stores were able to remain open as an essential business, retail sales benefited from strong demand for stay-at-home products such as consumer electronics, tools and sporting goods. Retail sales in the U.S. were further enhanced by federal stimulus payments, which drove additional demand across most categories including jewelry. The positive impacts on retail sales in Latin America were largely offset by the three-week regulatory prohibition of retail transactions in Mexico and the closures of stores in El Salvador and Colombia.

Conversely, pawn lending activities declined in the U.S. and Latin America due to an increase in pawn loan redemptions and a decrease in pawn loan originations, which the Company attributes to significantly reduced levels of personal spending due to broad shutdowns of the economy as a result of COVID-19. Pawn loan balances in the U.S. were further impacted by federal stimulus payments, forbearance programs and enhanced unemployment benefits, and in Latin America by increased cross-border remittance payments from the U.S. The resulting impact of the lower pawn loan balances was a negative impact to pawn loan fee revenue during the quarter.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	June 30,		Favorable /
	2020	2019	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	23.0	19.2	(20)%
Three months ended	23.4	19.1	(23)%
Six months ended	21.6	19.2	(13)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.7	—%
Three months ended	7.7	7.7	—%
Six months ended	7.7	7.7	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,759	3,206	(17)%
Three months ended	3,846	3,240	(19)%
Six months ended	3,689	3,188	(16)%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and unsecured consumer loans, net, as well as other earning asset metrics of the U.S. operations segment as of June 30, 2020 compared to June 30, 2019 (dollars in thousands, except as otherwise noted):

	As of June 30,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$158,253	$262,356	(40)%
Inventories	120,408	172,875	(30)%
Consumer loans, net (1)	176	3,850	(95)%
	$278,837	$439,081	(36)%

Average outstanding pawn loan amount (in ones)	$190	$166	14%

Composition of pawn collateral:
General merchandise	31%	37%
Jewelry	69%	63%
	100%	100%

Composition of inventories:
General merchandise	38%	44%
Jewelry	62%	56%
	100%	100%

Percentage of inventory aged greater than one year	3%	4%

Inventory turns (trailing twelve months retail sales divided by average inventories)	3.2 times	2.8 times

(1)
Does not include the off-balance sheet principal portion of active extensions of credit made by independent third-party lenders, which are guaranteed by the Company through its credit services organization program. These amounts, net of the Company’s estimated fair value of its liability for guaranteeing the extensions of credit, totaled $0.3 million and $2.1 million as of June 30, 2020 and 2019, respectively. Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, including all payday and installment loans, in the U.S. See “— Consumer Lending Operations” for further discussion.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	June 30,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$208,944	$168,918	24%
Pawn loan fees	71,900	90,126	(20)%
Wholesale scrap jewelry sales	9,557	15,788	(39)%
Consumer loan and credit services fees (1)	571	5,356	(89)%
Total revenue	290,972	280,188	4%

Cost of revenue:
Cost of retail merchandise sold	121,661	104,662	16%
Cost of wholesale scrap jewelry sold	8,432	14,853	(43)%
Consumer loan and credit services loss provision (1)	(223)	1,503	(115)%
Total cost of revenue	129,870	121,018	7%

Net revenue	161,102	159,170	1%

Segment expenses:
Store operating expenses	103,302	103,009	—%
Depreciation and amortization	5,561	5,269	6%
Total segment expenses	108,863	108,278	1%

Segment pre-tax operating income	$52,239	$50,892	3%

(1)
Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, including all payday and installment loans, in the U.S. See “— Consumer Lending Operations” for further discussion.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 24% to $208.9 million during the second quarter of 2020 compared to $168.9 million for the second quarter of 2019. Same-store retail sales also increased 24% in the second quarter of 2020 compared to the second quarter of 2019. The increase in total and same-store retail sales was primarily due to the designation of the U.S. stores as essential businesses, allowing the stores to remain open during the quarter and offer popular stay-at-home products such as, laptops, tablets, monitors, gaming systems and sporting goods. Retail sales in the U.S. were further enhanced by federal stimulus payments, which drove demand across all inventory categories including higher margin jewelry sales. During the second quarter of 2020, the gross profit margin on retail merchandise sales in the U.S. was 42% compared to a margin of 38% during the second quarter of 2019, which resulted in a 36% increase in net revenue (gross profit) from retail sales for the second quarter of 2020 compared to the second quarter of 2019. The increase in retail sales margin was primarily driven by lower levels of aged inventory and limited need for discounting merchandise given strong retail demand.

U.S. inventories decreased 30% from $172.9 million at June 30, 2019 to $120.4 million at June 30, 2020. The decrease was primarily a result of the increase in retail sales as noted above and the decline in pawn receivable balances creating less forfeited inventory as noted below. Inventories aged greater than one year in the U.S. were 3% at June 30, 2020 compared to 4% at June 30, 2019.

Pawn Lending Operations

U.S. pawn loan fees decreased 20% to $71.9 million during the second quarter of 2020 compared to $90.1 million for the second quarter of 2019. Same-store pawn fees in the second quarter of 2020 also decreased 20% compared to the second quarter of 2019. Pawn loan receivables as of June 30, 2020 decreased 40% in total and on a same-store basis compared to June 30, 2019. The decline in total and same-store pawn receivables was primarily due to improved customer liquidity due to reduced levels of personal spending during the quarter as a result of quarantines, shelter-in-place orders and non-essential business closures due to COVID-19. Customer liquidity was also enhanced by federal stimulus payments, forbearance programs and enhanced unemployment benefits. The decline in pawn fee revenue was less than the decline in pawn loan balances, reflecting elevated collections of fees and principal on loans outstanding at the beginning of the quarter and a smaller percentage of forfeited loans during the quarter.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 39% to $9.6 million during the second quarter of 2020 compared to $15.8 million during the second quarter of 2019. The decline in scrap revenue relates primarily to reductions in inventory levels as discussed above. The scrap jewelry gross profit margin in the U.S. was 12% compared to the prior-year margin of 6%. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the second quarter of 2020 compared to 2019.

Consumer Lending Operations

The Company ceased offering unsecured consumer lending and credit services products (collectively, consumer lending operations), including all payday and installment loans, in the U.S. effective June 30, 2020. Service fees from U.S. consumer lending operations decreased 89% to $0.6 million during the second quarter of 2020 compared to $5.4 million for the second quarter of 2019. Net revenue (gross profit) from U.S. consumer lending operations decreased 79% to $0.8 million during the second quarter of 2020 compared to $3.9 million for the second quarter of 2019. Revenue and gross profit from consumer lending operations accounted for less than 1% of both total U.S. revenue and gross profit during the second quarter of 2020 compared to 2% during the second quarter of 2019.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses were flat at $103.3 million during the second quarter of 2020 compared to $103.0 million during the second quarter of 2019 and same-store operating expenses increased 3% compared with the prior-year period. The increase in same-store operating expenses was primarily due to an increase in store-level incentive based compensation as a result of the significant increase in retail sales and margins during the second quarter of 2020.

U.S. store depreciation and amortization increased 6% to $5.6 million during the second quarter of 2020 compared to $5.3 million during the second quarter of 2019.

The U.S. segment pre-tax operating income for the second quarter of 2020 was $52.2 million, which generated a pre-tax segment operating margin of 18% compared to $50.9 million and 18% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increases in retail sales and retail sales margins and an increase to yields on pawn receivables, partially offset by declines in pawn fee revenue as a result of the decline in pawn loan receivables and net revenue from consumer lending operations.

Latin America Operations Segment

Latin American results of operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 were impacted by a 23% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of June 30, 2020 compared to June 30, 2019 was also impacted by a 20% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of June 30, 2020 compared to June 30, 2019 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				June 30,	Increase /
	As of June 30,			2020	(Decrease)
	2020	2019	Decrease	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$72,130	$112,811	(36)%	$85,373	(24)%
Inventories	59,559	93,565	(36)%	70,959	(24)%
	$131,689	$206,376	(36)%	$156,332	(24)%

Average outstanding pawn loan amount (in ones)	$59	$69	(14)%	$70	1%

Composition of pawn collateral:
General merchandise	66%	73%
Jewelry	34%	27%
	100%	100%

Composition of inventories:
General merchandise	61%	74%
Jewelry	39%	26%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months retail sales divided by average inventories)	3.9 times	3.8 times

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,	Increase /
	June 30,		Increase /	2020	(Decrease)
	2020	2019	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$78,456	$109,836	(29)%	$95,441	(13)%
Pawn loan fees	30,090	46,797	(36)%	36,542	(22)%
Wholesale scrap jewelry sales	13,228	9,193	44%	13,228	44%
Total revenue	121,774	165,826	(27)%	145,211	(12)%

Cost of revenue:
Cost of retail merchandise sold	49,850	71,610	(30)%	60,612	(15)%
Cost of wholesale scrap jewelry sold	9,925	9,081	9%	11,998	32%
Total cost of revenue	59,775	80,691	(26)%	72,610	(10)%

Net revenue	61,999	85,135	(27)%	72,601	(15)%

Segment expenses:
Store operating expenses	37,749	45,338	(17)%	45,096	(1)%
Depreciation and amortization	3,602	3,579	1%	4,280	20%
Total segment expenses	41,351	48,917	(15)%	49,376	1%

Segment pre-tax operating income	$20,648	$36,218	(43)%	$23,225	(36)%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 29% (13% on a constant currency basis) to $78.5 million during the second quarter of 2020 compared to $109.8 million for the second quarter of 2019. The decrease was primarily due to the prohibition of all retail sales in Mexico during the last three weeks of May and other limited store closures as a result of COVID-19 government imposed regulations, partially offset by additional revenue contributions from recent acquisitions and new store openings. Same-store retail sales decreased 31% (16% on a constant currency basis). The gross profit margin on retail merchandise sales was 36% during the second quarter of 2020 compared to 35% during the second quarter of 2019.

Inventories in Latin America decreased 36% (24% on a constant currency basis) from $93.6 million at June 30, 2019 to $59.6 million at June 30, 2020. The decrease was primarily due to the decline in pawn receivable balances creating less forfeited inventory as noted below and an increase in scrapping activities. Inventories aged greater than one year in Latin America were 2% at June 30, 2020 and 1% at June 30, 2019.

Pawn Lending Operations

Pawn loan fees in Latin America decreased 36% (22% on a constant currency basis) totaling $30.1 million during the second quarter of 2020 compared to $46.8 million for the second quarter of 2019. Same-store pawn fees decreased 39% (25% on a constant currency basis) in the second quarter of 2020 compared to the second quarter of 2019. Pawn loan receivables decreased 36% (24% on a constant currency basis) as of June 30, 2020 compared to June 30, 2019, while same-store pawn receivables decreased 38% (27% on a constant currency basis). The decline in total and same-store pawn receivables and resulting pawn loan fees was primarily due to improved customer liquidity resulting from reduced levels of personal spending during the quarter as a result of quarantines, shelter-in-place and other orders mandating non-essential business closures in an effort to reduce the spread of COVID-19. While there were limited government stimulus programs in the region in response to the pandemic, an increase in cross-border remittance payments from the U.S. also provided additional liquidity to consumers.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 44% (also 44% on a constant currency basis) to $13.2 million during the second quarter of 2020 compared to $9.2 million during the second quarter of 2019. The increase was primarily due to increased volume contributions from recently acquired stores which carried a greater percentage of jewelry inventories as well as an increase in general scrapping volumes as a result of retail restrictions related to COVID-19. The scrap jewelry gross profit margin in Latin America was 25% (9% on a constant currency basis) during the second quarter of 2020 compared to 1% during the second quarter of 2019. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the second quarter of 2020 compared to 2019.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses decreased 17% (1% on a constant currency basis) to $37.7 million during the second quarter of 2020 compared to $45.3 million during the second quarter of 2019. Total store operating expenses decreased primarily due to cost saving initiatives as a result of COVID-19, partially offset by the 8% increase in the Latin America weighted-average store count. Same-store operating expenses decreased 21% (6% on a constant currency basis) compared to the prior-year period, primarily due to cost saving initiatives as a result of COVID-19.

Latin America store depreciation and amortization increased 1% (20% on a constant currency basis) to $3.6 million during the second quarter of 2020 compared to $3.6 million during the second quarter of 2019, primarily due to the increase in the store count.

The segment pre-tax operating income for the second quarter of 2020 was $20.6 million, which generated a pre-tax segment operating margin of 17% compared to $36.2 million and 22% in the prior year, respectively. The decline in the segment pre-tax operating income and margin was primarily due to declines in retail sales and pawn loan fees, in part due to the 23% unfavorable change in the average value of the Mexican peso, partially offset by an increase in gross profit from scrapping activities and declines in store operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2020	2019	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$52,239	$50,892	3%
Latin America operations	20,648	36,218	(43)%
Consolidated segment pre-tax operating income	72,887	87,110	(16)%

Corporate expenses and other income:
Administrative expenses	28,386	31,696	(10)%
Depreciation and amortization	1,161	1,662	(30)%
Interest expense	6,974	8,548	(18)%
Interest income	(525)	(155)	239%
Merger and other acquisition expenses	134	556	(76)%
Gain on foreign exchange	(614)	(483)	27%
Write-offs and impairments of certain lease intangibles and other assets	182	—	—%
Total corporate expenses and other income	35,698	41,824	(15)%

Income before income taxes	37,189	45,286	(18)%

Provision for income taxes	11,316	12,238	(8)%

Net income	$25,873	$33,048	(22)%

Corporate Expenses and Taxes

Administrative expenses decreased 10% to $28.4 million during the second quarter of 2020 compared to $31.7 million in the second quarter of 2019, primarily due to reduced travel costs and other cost saving initiatives as a result of COVID-19 and a 23% unfavorable change in the average value of the Mexican peso resulting in lower U.S. dollar translated expenses, partially offset by a 4% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth. Administrative expenses were 7% of revenue during both the second quarter of 2020 and 2019.

Interest expense decreased 18% to $7.0 million during the second quarter of 2020 compared to $8.5 million in the second quarter of 2019 primarily due to lower average balances outstanding on the Company’s unsecured credit facilities and lower average interest rates during the second quarter of 2020 compared to the second quarter of 2019. See “Liquidity and Capital Resources.”

Consolidated effective income tax rates for the second quarter of 2020 and 2019 were 30.4% and 27.0%, respectively. The increase in the effective tax rate was due in part to the increased impact of certain non-deductible expenses resulting from the Tax Cuts and Jobs Act and to the establishment of a valuation allowance for net operating losses of a foreign subsidiary during the second quarter of 2020.

Operating Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Operating results for the six months ended June 30, 2020 were significantly impacted by COVID-19 during the months of April, May and June as described in the “Operating Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019” section above.

U.S. Operations Segment

The following table presents segment pre-tax operating income of the U.S. operations segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Six Months Ended
	June 30,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$404,910	$355,733	14%
Pawn loan fees	169,757	188,002	(10)%
Wholesale scrap jewelry sales	25,035	38,573	(35)%
Consumer loan and credit services fees (1)	1,946	15,817	(88)%
Total revenue	601,648	598,125	1%

Cost of revenue:
Cost of retail merchandise sold	241,190	222,406	8%
Cost of wholesale scrap jewelry sold	22,438	36,123	(38)%
Consumer loan and credit services loss provision (1)	(584)	3,606	(116)%
Total cost of revenue	263,044	262,135	—%

Net revenue	338,604	335,990	1%

Segment expenses:
Store operating expenses	211,008	206,893	2%
Depreciation and amortization	10,962	10,314	6%
Total segment expenses	221,970	217,207	2%

Segment pre-tax operating income	$116,634	$118,783	(2)%

(1)
Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, including all payday and installment loans, in the U.S. See “— Consumer Lending Operations” for further discussion.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 14% to $404.9 million during the six months ended June 30, 2020 compared to $355.7 million for the six months ended June 30, 2019. Same-store retail sales increased 13% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. During the six months ended June 30, 2020, the gross profit margin on retail merchandise sales in the U.S. was 40% compared to a margin of 37% during the six months ended June 30, 2019, which resulted in a 23% increase in net revenue (gross profit) from retail sales for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in retail sales and retail sales margin was primarily driven by the impacts of COVID-19 during the second quarter as described in the quarter-to-date section above.

Pawn Lending Operations

U.S. pawn loan fees decreased 10%, totaling $169.8 million during the six months ended June 30, 2020 compared to $188.0 million for the six months ended June 30, 2019. Same-store pawn fees also decreased 10% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Pawn loan receivables as of June 30, 2020 decreased 40% in total and on a same-store basis compared to June 30, 2019. The decline in total and same-store pawn receivables and pawn fees relates primarily to the impacts of COVID-19 during the second quarter as described in the quarter-to-date section above.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 35% to $25.0 million during the six months ended June 30, 2020 compared to $38.6 million during the six months ended June 30, 2019. The decline in scrap revenue relates primarily to reductions in inventory levels as discussed in the quarter-to-date section above. The scrap jewelry gross profit margin in the U.S. was 10% compared to the prior-year margin of 6%. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the six months ended June 30, 2020 compared to 2019.

Consumer Lending Operations

The Company ceased offering unsecured consumer lending and credit services products (collectively, consumer lending operations), including all payday and installment loans, in the U.S. effective June 30, 2020. Service fees from U.S. consumer lending operations decreased 88% to $1.9 million during the six months ended June 30, 2020 compared to $15.8 million for the six months ended June 30, 2019. Net revenue (gross profit) from U.S. consumer lending operations decreased 79% to $2.5 million during the six months ended June 30, 2020 compared to $12.2 million for the six months ended June 30, 2019. Revenue and gross profit from consumer lending operations accounted for less than 1% of both total U.S. revenue and gross profit, respectively, during the six months ended June 30, 2020 compared to 3% and 4%, respectively, during the six months ended June 30, 2019.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 2% to $211.0 million during the six months ended June 30, 2020 compared to $206.9 million during the six months ended June 30, 2019 and same-store operating expenses increased 4% compared with the prior-year period. The increase in same-store operating expenses was primarily due to an increase in store-level incentive based compensation as a result of the significant increase in retail sales and margins during the second quarter of 2020.

U.S. store depreciation and amortization increased 6% to $11.0 million during the six months ended June 30, 2020 compared to $10.3 million during the six months ended June 30, 2019.

The U.S. segment pre-tax operating income for the six months ended June 30, 2020 was $116.6 million, which generated a pre-tax segment operating margin of 19% compared to $118.8 million and 20% in the prior year, respectively. The decrease in the segment pre-tax operating income reflected the decline in net revenue from consumer lending operations and increases in operating expenses and depreciation and amortization, partially offset by an increase in net revenue from pawn operations.

Latin America Operations Segment

Latin American results of operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were impacted by a 13% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income of the Latin America operations segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,		Increase /	2020	(Decrease)
	2020	2019	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$179,119	$207,262	(14)%	$201,133	(3)%
Pawn loan fees	74,348	90,113	(17)%	83,425	(7)%
Wholesale scrap jewelry sales	24,121	18,118	33%	24,121	33%
Total revenue	277,588	315,493	(12)%	308,679	(2)%

Cost of revenue:
Cost of retail merchandise sold	115,016	133,215	(14)%	129,110	(3)%
Cost of wholesale scrap jewelry sold	18,766	18,164	3%	21,078	16%
Total cost of revenue	133,782	151,379	(12)%	150,188	(1)%

Net revenue	143,806	164,114	(12)%	158,491	(3)%

Segment expenses:
Store operating expenses	83,543	88,306	(5)%	92,987	5%
Depreciation and amortization	7,665	6,884	11%	8,517	24%
Total segment expenses	91,208	95,190	(4)%	101,504	7%

Segment pre-tax operating income	$52,598	$68,924	(24)%	$56,987	(17)%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 14% (3% on a constant currency basis) to $179.1 million during the six months ended June 30, 2020 compared to $207.3 million for the six months ended June 30, 2019. The decrease was primarily due to the prohibition of all retail sales in Mexico during the last three weeks of May and other limited store closures as a result of COVID-19 government imposed regulations, partially offset by additional revenue contributions from recent acquisitions and new store openings. Same-store retail sales decreased 18% (8% on a constant currency basis). The gross profit margin on retail merchandise sales was 36% during both the six months ended June 30, 2020 and the six months ended June 30, 2019.

Pawn Lending Operations

Pawn loan fees in Latin America decreased 17% (7% on a constant currency basis) totaling $74.3 million during the six months ended June 30, 2020 compared to $90.1 million for the six months ended June 30, 2019. Same-store pawn fees decreased 22% (12% on a constant currency basis) during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Pawn loan receivables decreased 36% (24% on a constant currency basis) as of June 30, 2020 compared to June 30, 2019, while same-store pawn receivables decreased by 38% (27% on a constant currency basis). The decline in total and same-store pawn receivables and resulting pawn loan fees was primarily due to reduced levels of personal spending during the second quarter as a result of quarantines, shelter-in-place and other orders mandating non-essential business closures in an effort to reduce the spread of COVID-19 and an increase in cross-border remittance payments from the U.S.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 33% (also 33% on a constant currency basis) to $24.1 million during the six months ended June 30, 2020 compared to $18.1 million during the six months ended June 30, 2019. The increase was primarily due to increased volume contributions from recently acquired stores which carried a greater percentage of jewelry inventories, as well as an increase in general scrapping activities during the second quarter as a result of retail restrictions related to COVID-19. The scrap jewelry gross profit margin in Latin America was 22% (13% on a constant currency basis) compared to the prior-year loss of less than 1%. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses decreased 5% (5% increase on a constant currency basis) to $83.5 million during the six months ended June 30, 2020 compared to $88.3 million during the six months ended June 30, 2019. Total store operating expenses decreased primarily due to cost saving initiatives as a result of COVID-19, partially offset by the 9% increase in the Latin America weighted-average store count. Same-store operating expenses decreased 12% (2% on a constant currency basis) compared to the prior-year period, primarily due to cost saving initiatives as a result of COVID-19.

The segment pre-tax operating income for the six months ended June 30, 2020 was $52.6 million, which generated a pre-tax segment operating margin of 19% compared to $68.9 million and 22% in the prior year, respectively. The decline in the segment pre-tax operating income and margin was primarily due to declines in retail sales and pawn loan fees, an increase in depreciation and amortization and a 13% unfavorable change in the average value of the Mexican peso, partially offset by an increase in gross profit from scrapping activities and declines in store operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2020	2019	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$116,634	$118,783	(2)%
Latin America operations	52,598	68,924	(24)%
Consolidated segment pre-tax operating income	169,232	187,707	(10)%

Corporate expenses and other income:
Administrative expenses	61,288	63,850	(4)%
Depreciation and amortization	2,371	3,186	(26)%
Interest expense	15,392	16,918	(9)%
Interest income	(710)	(359)	98%
Merger and other acquisition expenses	202	705	(71)%
Loss (gain) on foreign exchange	2,071	(722)	(387)%
Write-offs and impairments of certain lease intangibles and other assets	5,712	—	—%
Total corporate expenses and other income	86,326	83,578	3%

Income before income taxes	82,906	104,129	(20)%

Provision for income taxes	24,115	28,426	(15)%

Net income	$58,791	$75,703	(22)%

Corporate Expenses and Taxes

Administrative expenses decreased 4% to $61.3 million during the six months ended June 30, 2020 compared to $63.9 million during the six months ended June 30, 2019, primarily due to a 13% unfavorable change in the average value of the Mexican peso resulting in lower U.S. dollar translated expenses, partially offset by a 4% increase in the consolidated weighted-average store count, resulting in additional management and supervisory compensation and other support expenses required for such growth. Administrative expenses were 7% of revenue during both the six months ended June 30, 2020 and 2019.

Interest expense decreased 9% to $15.4 million during the six months ended June 30, 2020 compared to $16.9 million for the six months ended June 30, 2019, primarily due to lower average balances outstanding on the Company’s unsecured credit facilities and lower average interest rates during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. See “Liquidity and Capital Resources.”

The loss on foreign exchange increased to $2.1 million during the six months ended June 30, 2020 compared to a gain of $0.7 million during the six months ended June 30, 2019. The loss was due to the significant unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar as discussed above, impacting the remeasurement of U.S. dollar denominated monetary assets and liabilities in Mexico.

During the six months ended June 30, 2020, the Company recorded a $3.8 million write-off of certain merger related lease intangibles and a $1.9 million impairment of other assets. The lease intangibles, which subsequent to the adoption of ASC 842 are included in the operating lease right of use asset on the consolidated balance sheets (see Note 4 of Notes to Consolidated

Financial Statements), were recorded in conjunction with the Cash America merger in 2016 and were written-off as a result of the Company purchasing the store real estate from the landlords of certain existing legacy Cash America stores. The $1.9 million impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

Consolidated effective income tax rates for the six months ended June 30, 2020 and 2019 were 29.1% and 27.3%, respectively. The increase in the effective tax rate was due in part to an increase in the impact of certain non-deductible expenses resulting from the Tax Cuts and Jobs Act, and to the establishment of a valuation allowance for net operating losses of a foreign subsidiary during the second quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, the Company’s primary sources of liquidity were $71.0 million in cash and cash equivalents, $322.9 million of available and unused funds under the Company’s revolving unsecured credit facilities, $261.0 million in customer loans and fees and service charges receivable and $180.0 million in inventories. The Company had working capital of $325.5 million as of June 30, 2020.

As of June 30, 2020, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024, which would accelerate to 90 days prior to the maturity of the Company’s senior unsecured notes due June 1, 2024 if the Company’s senior unsecured notes have not been refinanced or otherwise extended past December 19, 2024 by such date. As of June 30, 2020, the Company had $200.0 million in outstanding borrowings and $3.3 million in outstanding letters of credit under the Credit Facility, leaving $296.7 million available for future borrowings. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2020 was 2.63% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2020, and currently has the capacity to borrow the remaining amount available under the Credit Facility under the most restrictive covenant. During the six months ended June 30, 2020, the Company made net payments of $135.0 million pursuant to the Credit Facility.

During March 2020, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of June 30, 2020. At June 30, 2020, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

On May 30, 2017, the Company issued $300.0 million of 5.375% senior unsecured notes due on June 1, 2024 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.25 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2020, the Net Debt Ratio was 1.5 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements, to fund ongoing cash needs, such as general corporate purposes, growth initiatives and its dividend and stock repurchase program.

The rapid development and fluidity of the COVID-19 situation makes it difficult to predict the impact of COVID-19 on the Company’s liquidity and presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. The Company’s cash flows depend heavily on the uninterrupted operation of its stores with sufficient customer activity. If the Company’s pawnshops were deemed non-essential and became subject to closure, or customer demand for the Company’s retail and lending products materially declines, the Company’s cash flows would be materially impaired and the Company could seek to raise additional funds from a variety of sources, including but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, leveraging currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for approximately 54% of total inventory, gives the Company flexibility to quickly increase cash flow, if necessary.

Other factors such as changes in general customer traffic and demand, loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansion and acquisitions, affect the Company’s liquidity. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.” Further, deteriorating economic conditions globally have created a challenging environment for financing and could create uncertainty regarding the availability of credit on acceptable terms in the event the Company needed to amend its financial debt covenants or seek additional external financing. A prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow under its lines of credit under its current leverage covenants. The combination of potential disruptions to the Company’s business resulting from COVID-19 and volatile credit markets could adversely impact the Company’s liquidity in the future.

The Company intends to continue expansion through new store openings, originally expecting to add approximately 90 or more de novo full-service pawn locations in 2020, all in Latin America. A total of 51 stores were opened during the six months ended June 30, 2020 and there is a pipeline of new stores under lease and in development. While the Company is currently on pace to meet its full-year target, future store openings are subject to uncertainties related to the COVID-19 pandemic, including but not limited to, the ability to continue construction projects and obtain necessary licenses and permits, utility services, store equipment, supplies and staffing. These uncertainties make it impractical at this time to estimate the number of de novo stores the Company will actually open and the total purchases of furniture, fixtures, equipment and improvements for 2020.

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash flow provided by operating activities	$143,299	$105,973
Cash flow provided by (used in) investing activities	$130,443	$(73,465)
Cash flow used in financing activities	$(244,757)	$(37,822)

	As of June 30,
	2020	2019
Working capital	$325,518	$573,186
Current ratio	2.6:1	3.9:1
Liabilities to equity ratio	0.8:1	0.8:1
Net Debt Ratio (1)	1.5:1	1.9:1

(1)	Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities increased $37.3 million, or 35%, from $106.0 million for the six months ended June 30, 2019 to $143.3 million for the six months ended June 30, 2020 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), partially offset by a decrease in net income of $16.9 million.

Net cash provided by investing activities increased $203.9 million, or 278%, from net cash used in investing activities of $73.5 million for the six months ended June 30, 2019 to net cash provided by investing activities of $130.4 million for the six months ended June 30, 2020. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores, new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $7.8 million in cash related to current and prior-year store acquisitions, $20.5 million for furniture, fixtures, equipment and improvements and $19.6 million for discretionary store real property purchases during the six months ended June 30, 2020 compared to $38.2 million, $22.9 million and $31.9 million in the prior-year period, respectively. The Company received funds from a net decrease in pawn and consumer loans of $178.3 million during the six months ended June 30, 2020 compared to $19.6 million during the six months ended June 30, 2019.

Net cash used in financing activities increased $206.9 million, or 547%, from $37.8 million for the six months ended June 30, 2019 to $244.8 million for the six months ended June 30, 2020. Net payments on the Credit Facilities were $138.5 million during the six months ended June 30, 2020 compared to net borrowings of $45.0 million during the six months ended June 30, 2019. The Company funded $80.3 million worth of share repurchases and paid dividends of $22.5 million during the six months ended June 30, 2020, compared to funding $61.6 million worth of share repurchases and dividends paid of $21.7 million during the six months ended June 30, 2019. In addition, the Company paid $3.3 million in withholding taxes on net share settlements of restricted stock unit awards during the six months ended June 30, 2020.

In July 2020, the Company’s Board of Directors declared a $0.27 per share third quarter cash dividend on common shares outstanding, or an aggregate of $11.2 million based on the June 30, 2020 share count, which will be paid on August 28, 2020 to stockholders of record as of August 14, 2020. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, expected liquidity, debt covenant restrictions and other relevant factors including the impact of COVID-19. In addition, the Company has temporarily suspended its current stock repurchase program, which will likely continue through the end of 2020. The resumption of stock repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities and the impact of COVID-19.

As of June 30, 2020, the Company had contractual commitments to deliver a total of 31,500 gold ounces between the months of July 2020 and July 2021 at a weighted-average price of $1,611 per ounce. Subsequent to June 30, 2020, the Company committed to delivering an additional 5,000 gold ounces between the months of November 2020 and August 2021 at a weighted-average price of $1,795 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

REGULATORY DEVELOPMENTS

The Company ceased offering unsecured consumer lending and credit services products, including all payday and installment loans, in the U.S. Effective June 30, 2020, the Company no longer has any unsecured consumer lending or credit services operations in the U.S. or Latin America. The Company remains subject to significant regulation of its pawn and general business operations in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 3, 2020. Other than as described below, there have been no material changes in regulatory developments affecting the Company since December 31, 2019.

On July 7, 2020, the Consumer Financial Protection Bureau (“CFPB”) published revisions to its regulation on payday, vehicle title, and certain small-dollar loans originally issued in 2017. Traditional possessory, non-recourse pawn loans were not covered under the CFPB’s original 2017 regulation and remain excluded under the revised regulation.

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

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S. dollar denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates resulting in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these remeasurement gains or losses because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured and to improve comparability of current periods presented with prior periods due to the adoption of ASC 842 on January 1, 2019.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$25,873	$0.62	$33,048	$0.76	$58,791	$1.41	$75,703	$1.74
Adjustments, net of tax:
Merger and other acquisition expenses	96	—	426	0.01	146	—	530	0.01
Non-cash foreign currency (gain) loss related to lease liability	(308)	—	(136)	—	2,761	0.07	(374)	(0.01)
Non-cash write-off of certain merger related lease intangibles (1)	140	—	—	—	2,935	0.07	—	—
Non-cash impairment of certain other assets (2)	—	—	—	—	1,463	0.04	—	—
Consumer lending wind-down costs and asset impairments	71	—	1,959	0.05	71	—	1,959	0.05
Adjusted net income and diluted earnings per share	$25,872	$0.62	$35,297	$0.82	$66,167	$1.59	$77,818	$1.79

(1)
Certain above/below market store lease intangibles, recorded in conjunction with the Cash America merger in 2016, were written-off as a result of the Company purchasing the real estate from the landlords of the respective stores.

(2)	Impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$134	$38	$96	$556	$130	$426
Non-cash foreign currency gain related to lease liability	(440)	(132)	(308)	(195)	(59)	(136)
Non-cash write-off of certain merger related lease intangibles	182	42	140	—	—	—
Consumer lending wind-down costs and asset impairments	92	21	71	2,544	585	1,959
Total adjustments	$(32)	$(31)	$(1)	$2,905	$656	$2,249

	Six Months Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$202	$56	$146	$705	$175	$530
Non-cash foreign currency loss (gain) related to lease liability	3,944	1,183	2,761	(535)	(161)	(374)
Non-cash write-off of certain merger related lease intangibles	3,812	877	2,935	—	—	—
Non-cash impairment of certain other assets	1,900	437	1,463	—	—	—
Consumer lending wind-down costs and asset impairments	92	21	71	2,544	585	1,959
Total adjustments	$9,950	$2,574	$7,376	$2,714	$599	$2,115

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020		2019
Net income	$25,873	$33,048	$58,791	$75,703		$147,706		$157,103
Income taxes	11,316	12,238	24,115	28,426		55,682		54,285
Depreciation and amortization	10,324	10,510	20,998	20,384		42,518		41,110
Interest expense	6,974	8,548	15,392	16,918		32,509		33,364
Interest income	(525)	(155)	(710)	(359)		(1,406)		(1,082)
EBITDA	53,962	64,189	118,586	141,072		277,009		284,780
Adjustments:
Merger and other acquisition expenses	134	556	202	705		1,263		5,996
Non-cash foreign currency (gain) loss related to lease liability	(440)	(195)	3,944	(535)		3,546		(535)
Non-cash write-off of certain merger related lease intangibles	182	—	3,812	—		3,812		—
Non-cash impairment of certain other assets	—	—	1,900	—		1,900		—
Consumer lending wind-down costs and asset impairments	92	2,544	92	2,544		1,002		4,058
Adjusted EBITDA	$53,930	$67,094	$128,536	$143,786		$288,532		$294,299

Net Debt Ratio calculation:
Total debt (outstanding principal)						$500,000		$640,000
Less: cash and cash equivalents						(70,956)		(67,012)
Net debt						$429,044		$572,988
Adjusted EBITDA						$288,532		$294,299
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)					1.5	:1	1.9	:1

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

Free cash flow and adjusted free cash flow are commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. Free cash flow during the periods ended June 30, 2020 was significantly improved due primarily to increased cash flows from retail sales and a net reduction in pawn loans outstanding associated with impacts of COVID-19 as further described in the “Operating Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019” section above. The following table reconciles cash flow from operating activities to free cash flow and adjusted free cash flow (in thousands):

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Cash flow from operating activities	$65,914	$34,276	$143,299	$105,973	$268,922	$229,435
Cash flow from certain investing activities:
Loan receivables, net (1)	126,000	(22,642)	178,279	19,574	193,111	(1,214)
Purchases of furniture, fixtures, equipment and improvements	(9,895)	(13,246)	(20,476)	(22,904)	(41,883)	(44,113)
Free cash flow	182,019	(1,612)	301,102	102,643	420,150	184,108
Merger and other acquisition expenses paid, net of tax benefit	96	426	146	530	892	4,503
Adjusted free cash flow	$182,115	$(1,186)	$301,248	$103,173	$421,042	$188,611

(1)	Includes the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2019 annual report on Form 10-K and Part II, Item 1A, “Risk Factors” of the Company’s March 31, 2020 quarterly report on Form 10-Q. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2019 annual report on Form 10-K. There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2019 annual report on Form 10-K and Part II, Item 1A, “Risk Factors” of the Company’s March 31, 2020 quarterly report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2020, the Company repurchased a total of 981,000 shares of common stock at an aggregate cost of $80.3 million and an average cost per share of $81.84, all of which shares were repurchased in the first quarter prior to the temporary suspension of share repurchases in response to the uncertainty related to COVID-19.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share program was in effect during the three months ended June 30, 2020 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
April 1 through April 30, 2020	—	—	—	$48,466
May 1 through May 31, 2020	—	—	—	$48,466
June 1 through June 30, 2020	—	—	—	$48,466
Total	—	—	—

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the six months ended June 30, 2020 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2020	Dollar Amount Purchased in 2020	Remaining Dollar Amount Authorized For Future Purchases
October 24, 2018	January 30, 2020	$100,000	344,000	$28,797	$—
January 28, 2020	Currently active	100,000	637,000	51,534	48,466
Total			981,000	$80,331	$48,466

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

Dated: July 27, 2020	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)